Form 10-Q
period 1996-03-31
PHARMACEUTICAL PRODUCT DEVELOPMENT INC
filed 1996-05-15
CIK 1003124

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington D.C. 20549


                                   FORM 10-Q


  X      Quarterly report pursuant to section 13 or 15(d) of the Securities and
- - -----    Exchange Act of 1934.
         For the quarterly period ended March 31, 1996.


         Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
- - -----    For the transition period from        to       .
                                        ------    ------

                             Commission File Number
                                    0-27570

                    PHARMACEUTICAL PRODUCT DEVELOPMENT, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


         North Carolina                                         56-1640186
- - -------------------------------                            -------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                             Identification No.)


115 North Third Street, Wilmington, North Carolina                 28401
- - --------------------------------------------------         -------------------
(Address of principal executive offices)                        (Zip Code)

Registrant's telephone number, including area code:        (910) 251-0081
                                                           -------------------



     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO
                                             -----  -----

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                 Class                        Outstanding as of May 1, 1996
     -----------------------------            ------------------------------
     Common Stock, par value $0.10                   9,242,195 Shares

                               TABLE OF CONTENTS





                                                                                     Page
Part I      Financial Information

   Item 1   Financial Statements

            Consolidated Balance Sheets as of March 31, 1996 (unaudited)
            and December 31, 1995                                                     3

            Consolidated Statements of Operations for the three months
            ended March 31, 1996 and 1995 (unaudited)                                 4

            Consolidated Statements of Cash Flows for the three months
            ended March 31, 1996 and 1995 (unaudited)                                 5

            Notes to Consolidated Financial Statements                                6

   Item 2   Management's Discussion and Analysis of Financial Condition and
            Results of Operations                                                     7-10

Part II     Other Information

   Item 6   Exhibits and Reports on Form 8-K                                          11

Signatures                                                                            12


Part I. Financial Information.
Item 1. Financial Statements.

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC.
Consolidated Balance Sheets
(in thousands)

ASSETS                                                  MARCH 31,  DECEMBER 31,
                                                        -----------------------
                                                          1996         1995
                                                        -----------------------
                                                        (unaudited)
Current assets:
  Cash and cash equivalents                               $ 5,012   $ 2,261
  Marketable securities                                    27,010       242
  Accounts receivable and unbilled services                17,735    15,837
  Investigator advances                                       541       648
  Prepaid expenses and other current assets                   380       125
                                                          -----------------
         Total current assets                              50,678    19,113
                                                          -----------------

  Furniture and equipment, net                              5,374     4,538
  Goodwill, net                                             2,904     2,949
  Other assets                                                364       904
                                                          -----------------
                                                          $59,320   $27,504
                                                          =================
LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
  Current maturities of long-term debt                    $ 4,036   $ 1,879
  Accounts payable                                          1,699     1,991
  Payables to investigators                                 5,080     3,588
  Other accrued expenses                                    3,203     2,380
  Unearned income                                           3,552     5,346
                                                          -----------------
         Total current liabilities                         17,570    15,184
                                                          -----------------
Long-term debt, less current maturities                        76     2,899
                                                          -----------------
Shareholders' equity:
  Preferred stock
  Common stock                                                924       694
  Additional paid-in capital                               39,842     1,317
  Unrealized gain on marketable securities                                6
  Foreign currency translation adjustment                     (11)
  Retained earnings                                           919     7,477
                                                          -----------------
                                                           41,674     9,494
  Unearned compensation                                                 (73)
                                                          -----------------
         Total shareholders' equity                        41,674     9,421
                                                          -----------------
                                                          $59,320   $27,504
                                                          =================

    The accompanying notes are an integral part of the financial statements.

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC.
Consolidated Statements of Operations
(dollars in thousands except per share data)

                                                  For the Three Months Ended
                                                           March 31,
                                                   ------------------------
                                                      1996           1995
                                                   ------------------------
                                                         (unaudited)
Professional fee income                            $   19,040    $   11,843
Less reimbursed costs                                   7,087         3,091
                                                   ----------    ----------
    Net Revenue                                        11,953         8,752

Operating Expenses:
    Direct costs                                        6,384         4,528
    Selling, general and administrative                 3,828         2,643
    Depreciation and amortization                         467           285
                                                   ----------    ----------
                                                       10,679         7,456

        Income from operations                          1,274         1,296

Other income (expense), net                               284           (47)
                                                   ----------    ----------
Income before income tax expense                        1,558         1,249
Income tax expense                                        639
                                                   ----------    ----------
Net Income                                         $      919    $    1,249
                                                   ==========    ==========
Earnings per share                                 $     0.11
                                                   ==========

Weighted average number of shares
  outstanding                                       8,672,978
                                                   ==========
Pro forma data:
  Net income, as reported                                        $    1,249
  Pro forma income tax expense                                          547
                                                                 ----------
  Pro forma net income                                           $      702
                                                                 ==========
  Pro forma earnings per share                                   $     0.10
                                                                 ==========
  Pro forma weighted average number
    of shares outstanding                                         7,278,941
                                                                 ==========

    The accompanying notes are an integral part of the financial statements.

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC.
Consolidated Statements of Cash Flows
(in thousands)

                                                                    For the
                                                                     Three
                                                                  Months Ended
                                                                    March 31,
                                                                 --------------
                                                                 1996      1995
                                                                 ----      ----
                                                                   (unaudited)
Cash flows from operating activities:                         $   919    $1,249
  Net income
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation and amortization                                 467       285
    Accretion of investment discounts                             (42)
    Stock compensation amortization                                          24
    Loss on sale of equipment                                      20
    Gain on sale of investments                                    (8)
    Changes in assets and liabilities:
      Receivables and unbilled services                        (1,898)     (322)
      Advance payments and payables to investigators            1,599      (156)
      Prepaid expenses and other current assets                  (255)      (93)
      Goodwill and other assets                                   529       (19)
      Accounts payable                                           (292)      148
      Other accrued expenses                                      823       381
      Unearned income                                          (1,794)      183
                                                              -------    ------
        Net cash provided by operating activities                  68     1,680
                                                              -------    ------

Cash flows from investing activities:
  Purchase of equipment                                        (1,271)     (612)
  Proceeds from sale of assets                                      3         3
  Purchase of investments                                     (26,978)
  Sale of investments                                             244
                                                              -------    ------
      Net cash used in investing activities                   (28,002)     (609)
                                                              -------    ------

Cash flows from financing activities:
  Proceeds from long-term debt                                  2,958
  Principal payments on long-term debt                         (3,624)      (88)
  Cash dividends paid                                          (5,859)
  Net proceeds from issuance of common stock                   37,210
                                                              -------    ------
        Net cash provided by (used in) financing activities    30,685       (88)
                                                              -------    ------

Net increase in cash and cash equivalents                       2,751       983

  Beginning of period                                           2,261     1,860
                                                              -------    ------
  End of Period                                               $ 5,012    $2,843
                                                              =======    ======

Supplemental disclosure for cash flow information:
  Cash payments for interest                                  $    84    $   36
                                                              =======    ======
  Cash payments for taxes                                     $   558    $    0
                                                              =======    ======

    The accompanying notes are an integral part of the financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Accounting Policies: The significant accounting policies followed by Pharmaceutical Product Development, Inc. (the "Company") for interim financial reporting are consistent with the accounting policies followed for annual financial reporting. These unaudited consolidated financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X, and in management's opinion, all adjustments of a normal recurring nature necessary for a fair presentation have been included. The accompanying financial statements do not purport to contain all the necessary financial disclosures that might otherwise be necessary in the circumstances and should be read in conjunction with the consolidated financial statements and notes thereto in the Company's Annual report for the year ended December 31, 1995. The results of operations for the three month period ended March 31, 1996 are not necessarily indicative of the results to be expected for the full year.

     Use of Estimates in the Preparation of Financial Statements. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Certain 1995 financial statement amounts have been reclassified to conform with the 1996 presentation.

2. Basis of Presentation: The accompanying unaudited consolidated financial statements include the accounts of Pharmaceutical Product Development, Inc., and its wholly owned subsidiaries, Pharmaceutical Product Development-Clinical Research Unit, Inc. and Gabbay Group Limited. All significant intercompany items have been eliminated.

3. Earnings Per Share: Earnings per share are calculated by dividing net income by the weighted average number of shares outstanding during the period. Outstanding stock options have not been included in the computation of net income per share since the effect is not material.

4. Pro Forma Net Income and Net Income Per Share: Prior to January 1996, the Company had elected to be treated as a S corporation for income tax purposes and accordingly did not incur any expense or liability for corporate income taxes. Effective January 1, 1996, the Company revoked its S corporation election and began reporting as a C corporation. For the quarter ended March 31, 1995 the Statement of Operations includes a pro forma income tax provision as well as a pro forma earnings per share computation. Pro forma weighted average shares outstanding assumes the issuance of sufficient shares at the net per share proceeds of the Company's initial public offering in January 1996 ($16.18) to repay the indebtedness ($5.5 million) incurred by the Company in making the final S corporation distribution.

Item 2

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS




GENERAL

     Pharmaceutical Product Development, Inc. is a leading contract research organization ("CRO") providing a broad range of integrated product development services across the globe to complement the research and development activities of many of the world's largest companies in the pharmaceutical and biotechnology industries. The Company's professional services include Phase I clinical testing, laboratory services, Phase II-IV clinical trial management, clinical data management and biostatistical analysis, treatment Investigational New Drug Applications, medical writing and regulatory services and health care economics and outcomes research.

     The Company has broadened its range of services in the United States and facilitated its offering of certain services in Europe through acquisitions and internal growth. In 1990, the Company opened its Phase I Clinical Research Unit ("PPD-CRU"), located near Research Triangle Park, North Carolina. In May 1994, PPD-CRU acquired Wisconsin Analytical and Research Services, Ltd. ("WARS"), an analytical laboratory located in Madison, Wisconsin. In August 1995, the Company acquired Southampton, England-based Gabbay, which specializes in clinical research services and training. Each of the acquisitions was accounted for under the purchase method with the acquired company's results being included in the Company's results from the effective date of acquisition.

     The Company's clinical research and development service contracts generally have terms ranging from several months to several years. A portion of the contractual fee is generally payable at the time the contract is entered into, with the balance payable in installments over the contract's term. Revenues from the contracts are generally recognized on a percentage-of-completion basis as work is performed, except for the contracts which the Company performs on a cost-plus basis. As is customary in the CRO industry, the Company routinely subcontracts with third party investigators in connection with clinical trials and with other third party service providers for laboratory analysis and other specialized services. These costs and other reimbursable costs are passed through to clients and are included in gross revenue, but, in accordance with industry practice, are deducted to arrive at net revenue. Reimbursed costs vary from contract to contract. Consistent with industry practice, the Company views growth in net revenue as its primary measure of revenue growth.

     The Company's backlog consists of anticipated net revenue from letters of intent and contracts that have not been completed. At March 31, 1996, backlog was approximately $67.8 million, as compared to $38.7 million at March 31, 1995, a 75.3% increase. The Company believes that its backlog as of any date is not necessarily a meaningful predictor of future results and no assurances can be given that the Company will be able to fully realize all of its backlog as net revenue.

RESULTS OF OPERATIONS

   Quarter ended March 31, 1996 compared with the quarter ended March 31, 1995

     Net revenue for the quarter ended March 31, 1996 was $12.0 million, an increase of $3.2 million, or 36.6%, from $8.8 million for the comparable period in 1995. The increase was primarily the result of the performance of services pursuant to the large number of contracts which were entered into as a result of the Company's enhanced business development efforts during 1994 and 1995.

     Direct costs increased by $1.9 million, or 41.0%, to $6.4 million for the quarter ended March 31, 1996 from the $4.5 million for the same period in 1995. This represents a slight increase in direct costs as a percentage of net revenue from 51.7% for the quarter ended March 31, 1995 to 53.4% for 1996. Direct costs include compensation and related fringe benefits for non-administrative employees and any other expenses directly related to contracts which are not included as reimbursed costs. The slight increase in direct costs relative to net revenue was due principally to the Company's constant efforts to improve internal cost accounting systems. The management accounting systems of recent acquisitions have been enhanced to more accurately match direct costs with revenue. In addition, the Clinical Research Unit incurred a project loss of approximately $120,000 during the quarter which related to trial rework for a particular client.

     Selling, general and administrative expenses were $3.8 million for the quarter ended March 31, 1996, an increase of $1.2 million, or 44.8%, from $2.6 million in the quarter ended 1995. As a percentage of net revenue, selling, general and administrative expenses increased to 32.0% from 30.2%, principally due to increases in business development expenses, administrative staffing at the executive and middle management levels and the number of employees in finance, human resources and other administrative areas, reflecting the continued growth of the Company.

     Depreciation and amortization increased by 63.9%, rising to $467,000 for the quarter ended March 31, 1996 from $285,000 for the same period in 1995. The increase was principally related to purchases of furniture, fixtures and equipment as a result of significant increases in the Company's operations and amortization of goodwill related to acquisitions.

     Other income (expense), net, improved by $331,000, rising to $284,000 in net other income for the quarter ended March 31, 1996 from $47,000 in net other expense for the quarter ended March 31, 1995. The improvement was primarily the result of net interest income of $235,000 in the first quarter of 1996, compared to net interest expense of $69,000 for the quarter ended March 31, 1995. Interest income during the first quarter of 1996 is primarily the result of investment of funds received in connection with the Company's initial public offering in late January 1996.

QUARTERLY RESULTS

     The Company's quarterly results have been, and are expected to continue to be, subject to fluctuations. Quarterly results can fluctuate as a result of a number of factors, including the commencement, completion or cancellation of large contracts, progress of ongoing contracts, acquisitions, the timing of start-up expenses for new offices and changes in the mix of services. Since a large percentage of the Company's operating costs are relatively fixed, variations in the timing and progress of large contracts can materially affect quarterly results. To the extent the Company's international business increases, exchange rate fluctuations may also influence these results. The Company believes that comparisons of its quarterly financial results are not necessarily meaningful and should not be relied upon as an indication of future performance.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has historically funded its operations and growth, including acquisitions, with cash flow from operations and borrowings. Prior to January 24, 1996, the only issuances of equity securities over the last few years have been in connection with the acquisition of WARS, the sale of stock to the Company's Chairman of the Board and stock awards to the Company's President. Equity issued in the WARS transaction accounted for approximately 20% of the total purchase price. In January 1996, the Company completed an initial public offering of its common stock. Proceeds of the offering, after expenses, were approximately $37.2 million and a portion thereof was used to repay a $5.5 million loan.

     Total capital expenditures were approximately $1.3 million and $0.6 million for the quarters ended March 31, 1996 and 1995, respectively. Facilities expansion, additional furniture, computer equipment and a phone system upgrade accounted for a significant portion of the purchases in 1996.

     Cash and accounts receivable and unbilled services, net of unearned income, increased during the quarter ended March 31, 1996 primarily as a result of the Company's initial public offering. The number of days revenue outstanding in accounts receivable and unbilled services net of unearned income was 56 days at March 31, 1995 and 67 days at March 31, 1996. The number of days revenue outstanding at any particular date is subject to fluctuation.
Most of the Company's contracts for its services call for bills to be rendered based upon the achievement of certain project goals, or milestones. These milestones, while related to work performed, may call for installment payments that are not reflective of work performed for purposes of revenue recognition by the Company. As a result, billing by the Company (and therefore collection of receivables) and recognition of revenue do not necessarily coincide.

     In February 1996, the Company renegotiated a new credit facility with Wachovia Bank of North Carolina, N.A. The new facility consists of a $10 million Line of Credit with an additional discretionary line of credit for $20 million. Terms on the $10 million line are for one year, rates at LIBOR plus 120 basis points, or the Bank's Prime rate, with selection at the Company's option, and interest payable quarterly. Indebtedness under the Line is unsecured and subject to certain covenants relating to financial ratios and tangible net worth.

     The Company expects to continue expanding its operations through internal growth and strategic acquisitions. The Company expects such activities will be funded from existing cash and cash equivalents, cash flow from operations, the net proceeds from the offering and borrowings under its credit facility. The Company believes that such sources of cash will be sufficient to fund the Company's current operations for the foreseeable future. The Company is currently evaluating a number of acquisition and other growth opportunities which may require additional external financing, and the Company may from time to time seek to obtain funds from public or private issuances of equity or debt securities.

INFLATION

     The Company believes the effects of inflation generally do not have a material adverse effect on its results of operations or financial condition.

Part II. Other Information


ITEM 1.  LEGAL PROCEEDINGS

         Not applicable

ITEM 2.  CHANGES IN SECURITIES

     (a) Not applicable

     (b) Not applicable

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     (a) Not applicable

     (b) Not applicable

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

         Not applicable

ITEM 5.  OTHER INFORMATION

         Not applicable

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits
         Exhibit 11.  Computation of Earnings Per Share
         Exhibit 27.  Financial Data Schedule (for SEC use only).

     (b) Reports on Form 8-K.
         No reports on Form 8-K were filed during the quarter ended March 31, 1996.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                   PHARMACEUTICAL PRODUCT DEVELOPMENT, INC.





Date:  May 14, 1996                /s/ Fred N. Eshelman
       --------------              -----------------------
                                   Chief Executive Officer



Date:  May 14, 1996                /s/ Rudy C. Howard
       -------------               -----------------------
                                   Chief Financial Officer