Form 10-Q
period 1996-06-30
PHARMACEUTICAL PRODUCT DEVELOPMENT INC
filed 1996-08-14
CIK 1003124

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON D.C. 20549

                             ---------------------

                                   FORM 10-Q

    [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
            THE SECURITIES AND EXCHANGE ACT OF 1934.
            FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996.
   [  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
            THE SECURITIES EXCHANGE ACT OF 1934.
            FOR THE TRANSITION PERIOD FROM --------------- TO
            ---------------.

                             COMMISSION FILE NUMBER
                                    0-27570

                    PHARMACEUTICAL PRODUCT DEVELOPMENT, INC.
             (Exact name of registrant as specified in its charter)

                NORTH CAROLINA                                  56-1640186
(State or other jurisdiction of incorporation      (I.R.S. Employer Identification No.)
                or organization)

           115 NORTH THIRD STREET,
          WILMINGTON, NORTH CAROLINA                              28401
   (Address of principal executive offices)                     (Zip Code)

       Registrant's telephone number, including area code: (910) 251-0081

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  YES  X    NO
                                               ---      ---

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                    CLASS                            OUTSTANDING AS OF JULY 31, 1996
- --------------------------------------------------------------------------------------------
        COMMON STOCK, PAR VALUE $0.10                        9,245,295 SHARES

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                                         PAGE
                                                                                         ----
Part I         Financial Information...................................................     3
     Item 1    Financial Statements....................................................     3
               Consolidated Balance Sheets as of June 30, 1996 (Unaudited) and December
               31, 1995................................................................     3
               Consolidated Statements of Operations for the three and six months ended
               June 30, 1996 and 1995 (Unaudited)......................................     4
               Consolidated Statements of Cash Flows for the six months ended June 30,
               1996 and 1995 (Unaudited)...............................................     5
               Notes to Consolidated Financial Statements..............................     6
     Item 2    Management's Discussion and Analysis of Financial Condition and Results
               of Operations...........................................................  7-10
Part II        Other Information.......................................................    11
     Item 1    Legal Proceedings.......................................................    11
     Item 2    Changes in Securities...................................................    11
     Item 3    Defaults Upon Senior Securities.........................................    11
     Item 4    Submission of Matters to a Vote of Security Holders.....................    11
     Item 5    Other Information.......................................................    11
     Item 6    Exhibits and Reports on Form 8-K........................................    11
Signatures     ........................................................................    12

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                    PHARMACEUTICAL PRODUCT DEVELOPMENT, INC.

                          CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                      JUNE 30,         DECEMBER 31,
                                                                        1996               1995
                                                                    ------------       ------------
                                                                    (UNAUDITED)
                                              ASSETS
Current assets:
     Cash and cash equivalents....................................    $  6,117           $  2,261
     Marketable securities........................................      22,636                242
     Accounts receivable and unbilled services....................      20,447             15,837
     Investigator advances........................................         718                648
     Prepaid expenses and other current assets....................         253                125
                                                                    ------------       ------------
          Total current assets....................................      50,171             19,113
                                                                    ------------       ------------
Furniture and equipment, net......................................       6,528              4,538
Goodwill, net.....................................................       2,849              2,949
Other assets......................................................         505                904
                                                                    ------------       ------------
                                                                      $ 60,053           $ 27,504
                                                                     =========         ==========
                               LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
     Current maturities of long-term debt.........................    $  4,237           $  1,879
     Accounts payable.............................................       2,318              1,991
     Payables to investigators....................................       4,549              3,588
     Other accrued expenses.......................................       3,255              2,380
     Unearned income..............................................       2,767              5,346
                                                                    ------------       ------------
          Total current liabilities...............................      17,126             15,184
                                                                    ------------       ------------
Long-term debt, less current maturities...........................           0              2,899
                                                                    ------------       ------------
Shareholders' equity:
     Preferred stock..............................................
     Common stock.................................................         924                694
     Additional paid-in capital...................................      39,886              1,317
     Unrealized gain on marketable securities.....................                              6
     Foreign currency translation adjustment......................          (9)
     Retained earnings............................................       2,126              7,477
                                                                    ------------       ------------
                                                                        42,927              9,494
     Unearned compensation........................................                            (73)
                                                                    ------------       ------------
          Total shareholders' equity..............................      42,927              9,421
                                                                    ------------       ------------
                                                                      $ 60,053           $ 27,504
                                                                     =========         ==========

    The accompanying notes are an integral part of the financial statements.

                    PHARMACEUTICAL PRODUCT DEVELOPMENT, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                  (DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)

                                                           FOR THE                   FOR THE
                                                     THREE MONTHS ENDED         SIX MONTHS ENDED
                                                          JUNE 30,                  JUNE 30,
                                                    ---------------------     ---------------------
                                                      1996        1995          1996        1995
                                                    ---------   ---------     ---------   ---------
                                                         (UNAUDITED)               (UNAUDITED)
Professional fee income...........................  $  17,329   $  13,530     $  36,369   $  25,333
Less reimbursed costs.............................      4,241       4,672        11,328       7,723
                                                    ---------   ---------     ---------   ---------
     Net revenue..................................     13,088       8,858        25,041      17,610
Operating expenses:
  Direct costs....................................      6,765       4,606        13,149       9,134
  Selling, general and administrative.............      4,135       3,064         7,963       5,707
  Depreciation and amortization...................        523         333           990         618
                                                    ---------   ---------     ---------   ---------
                                                       11,423       8,003        22,102      15,459
     Income from operations.......................      1,665         855         2,939       2,151
Other income (expense), net.......................        381         (35)          665         (82)
                                                    ---------   ---------     ---------   ---------
Income before income tax expense..................      2,046         820         3,604       2,069
Income tax expense................................        839                     1,478
                                                    ---------   ---------     ---------   ---------
Net income........................................  $   1,207   $     820     $   2,126   $   2,069
                                                     ========    ========      ========    ========
Earnings per share................................  $    0.13                 $    0.24
                                                     ========                  ========
Weighted average number of shares outstanding.....  9,242,500                 8,951,488
                                                     ========                  ========
Pro forma data:
  Net income, as reported.........................              $     820                 $   2,069
  Pro forma income tax expense....................                    359                       911
                                                                ---------                 ---------
  Pro forma net income............................              $     461                 $   1,158
                                                                 ========                  ========
  Pro forma earnings per share....................              $    0.06                 $    0.16
                                                                 ========                  ========
  Pro forma weighted average number of shares
     outstanding..................................              7,278,942                 7,278,942
                                                                 ========                  ========

    The accompanying notes are an integral part of the financial statements.

                    PHARMACEUTICAL PRODUCT DEVELOPMENT, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                          FOR THE SIX MONTHS
                                                                                ENDED
                                                                               JUNE 30,
                                                                        ----------------------
                                                                          1996          1995
                                                                        --------       -------
                                                                             (UNAUDITED)
Cash flows from operating activities:
  Net income..........................................................  $  2,126       $ 2,069
  Adjustments to reconcile net income to net cash provided by (used
     in) operating activities:
     Depreciation and amortization....................................       990           618
     Accretion of investment discounts................................      (252)
     Stock compensation amortization..................................        73            49
     Minority interest in equity share of loss........................                      40
     Loss on sale of equipment........................................        20
     Gain on sale of investments......................................        (8)
     Changes in assets and liabilities:
       Receivables and unbilled services..............................    (4,610)       (2,041)
       Advance payments and payables to investigators.................       891         1,210
       Prepaid expenses and other current assets......................      (128)       (1,047)
       Goodwill and other assets......................................       381           (37)
       Accounts payable...............................................       327          (657)
       Other accrued expenses.........................................       875           627
       Unearned income................................................    (2,579)        2,982
                                                                        --------       -------
          Net cash provided by (used in) operating activities.........    (1,894)        3,813
                                                                        --------       -------
Cash flows from investing activities:
  Purchase of equipment...............................................    (2,885)       (1,097)
  Proceeds from sale of assets........................................         3             9
  Purchase of investments, net of maturities..........................   (22,385)           (7)
  Sale of investments.................................................       244
                                                                        --------       -------
          Net cash used in investing activities.......................   (25,023)       (1,095)
                                                                        --------       -------
Cash flows from financing activities:
  Repayment of long-term debt, net....................................      (541)          (70)
  Cash dividends paid.................................................    (5,937)         (100)
  Net proceeds from issuance of common stock..........................    37,242
                                                                        --------       -------
          Net cash provided by (used in) financing activities.........    30,764          (170)
                                                                        --------       -------
Effect of exchange rate changes on cash...............................         9
                                                                        --------
Net increase in cash and cash equivalents.............................     3,856         2,548
  Beginning of period.................................................     2,261         1,637
                                                                        --------       -------
  End of Period.......................................................  $  6,117       $ 4,185
                                                                        ========       =======
Supplemental disclosure for cash flow information:
  Cash payments for interest..........................................  $    103       $   107
                                                                        ========       =======
  Cash payments for taxes.............................................  $  1,172       $     0
                                                                        ========       =======

    The accompanying notes are an integral part of the financial statements.

                    PHARMACEUTICAL PRODUCT DEVELOPMENT, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     1. ACCOUNTING POLICIES: The significant accounting policies followed by Pharmaceutical Product Development, Inc. (the "Company") for interim financial reporting are consistent with the accounting policies followed for annual financial reporting. These unaudited consolidated financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X, and in management's opinion, all adjustments of a normal recurring nature necessary for a fair presentation have been included. The accompanying financial statements do not purport to contain all the necessary financial disclosures that might otherwise be necessary in the circumstances and should be read in conjunction with the consolidated financial statements and notes thereto in the Company's Annual report for the year ended December 31, 1995. The results of operations for the six month period ended June 30, 1996 are not necessarily indicative of the results to be expected for the full year.

     USE OF ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     2. BASIS OF PRESENTATION: The accompanying unaudited consolidated financial statements include the accounts of Pharmaceutical Product Development, Inc., and its wholly owned subsidiaries, Pharmaceutical Product
Development-Clinical Research Unit, Inc. and Gabbay Group Limited. All significant intercompany items have been eliminated.

     RECLASSIFICATIONS: Certain 1995 financial statement amounts have been reclassified to conform with the 1996 presentation.

     3. EARNINGS PER SHARE: Earnings per share are calculated by dividing net income by the weighted average number of shares outstanding during the period. Outstanding stock options have not been included in the computation of net income per share since the effect is not material.

     4. PRO FORMA NET INCOME AND NET INCOME PER SHARE: Prior to January 1996, the Company had elected to be treated as an S Corporation for income tax purposes and accordingly did not incur any expense or liability for corporate income taxes. Effective January 1, 1996, the Company revoked its S Corporation election and began reporting as a C Corporation. For the three and six month periods ended June 30, 1995 the Statement of Operations includes a pro forma income tax provision as well as a pro forma earnings per share computation. Pro forma weighted average shares outstanding assumes the issuance of sufficient shares at the net per share proceeds of the Company's initial public offering in January 1996 ($16.18) to repay the indebtedness ($5.5 million) incurred by the Company in making the final S Corporation distribution.

     5. SIGNIFICANT EVENT: On June 21, 1996, the Company announced a proposed merger with Applied Bioscience International Inc. ("APBI"). See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

ITEM 2.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     Pharmaceutical Product Development, Inc. (the "Company") is a leading contract research organization ("CRO") providing a range of integrated product development services across the globe to complement the research and development activities of many of the world's largest companies in the pharmaceutical and biotechnology industries. The Company's professional services include Phase I clinical testing, laboratory services, Phase II-IV clinical trial management, clinical data management and biostatistical analysis, treatment Investigational New Drug Applications, medical writing and regulatory services and health care economics and outcomes research.

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

     On June 20, 1996, the Company entered into an Agreement and Plan of Reorganization with Applied Bioscience International Inc. ("APBI"), pursuant to which it is proposed that a wholly owned subsidiary of the Company merge with and into APBI such that APBI will become a wholly owned subsidiary of the Company. In the Merger, each outstanding share of APBI Common Stock will be converted into the right to receive shares of PPD Common Stock based upon a ratio (the "Exchange Ratio") computed as follows: (i) if the Average PPD Stock Price (as defined below) is equal to or less than $48.00 per share, then the Exchange Ratio shall be equal to the quotient of $15.00 divided by the Average PPD Stock Price, provided, however, that in such event the Exchange Ratio shall not be less than 0.3125 nor greater than 0.4054; and (ii) if the Average PPD Stock Price is greater than $48.00 per share, then the Exchange Ratio shall be equal to the quotient of (x) divided by (y), where (x) is $15.00 per share and where (y) is the Average PPD Stock Price less the product of 0.5 and the difference between the Average PPD Stock Price and $48.00. The "Average PPD Stock Price" means the average of the last sale prices of a share of PPD Common Stock for the 10 most recent days that PPD Common Stock has traded ending on the day which is five days immediately prior to the effective date of the Merger, as reported on the Nasdaq National Market, rounded to the nearest cent. If the Average PPD Stock Price is less than $30.00, either party may elect not to consummate the transaction. It currently is expected that the transaction will close in September 1996, subject to approval of the shareholders of the Company and APBI, as well as certain other closing conditions. The transaction currently is expected to be treated as a "pooling of interests" for accounting purposes. The Company has filed with the Securities and Exchange Commission a Registration Statement on Form S-4 (File No. 333-08207), which contains more detailed information regarding the proposed transaction.

     The Company's clinical research and development service contracts generally have terms ranging from several months to several years. A portion of the contractual fee is generally payable at the time the contract is entered into, with the balance payable in installments over the contract's term. Revenues from the contracts are generally recognized on a percentage of completion basis as work is performed, except for the contracts which the Company performs on a cost-plus basis. As is customary in the CRO industry, the Company routinely subcontracts with third party investigators in connection with clinical trials and with other third party service providers for laboratory analysis and other specialized services. These costs and other reimbursable costs are passed through to clients and are included in gross revenue, but, in accordance with industry practice, are deducted to arrive at net revenue. Reimbursed costs vary from contract to contract. Consistent with industry practice, the Company views growth in net revenue as its primary measure of revenue growth.

RESULTS OF OPERATIONS

  Quarter ended June 30, 1996 compared with the quarter ended June 30, 1995

     Net income for the quarter ended June 30, 1996 was $1.2 million, or $0.13 per share, compared to pro forma net income of $0.5 million, or $0.06 per share in the second quarter of 1995. Pro forma net income for the second quarter of 1995 includes a pro forma income tax provision. See Note 4 of "Notes to Consolidated Financial Statements." The Company's improvement in net income is attributable to the growth in net revenues, management of selling, general and administrative expenses and investment earnings of proceeds from the Company's initial public offering in January 1996.

     Net revenue for the quarter ended June 30, 1996 was $13.1 million, an increase of $4.2 million, or 47.8%, from $8.9 million for the comparable period in 1995. The increase was primarily the result of the performance of services pursuant to the large number of contracts which were entered into as a result of the Company's enhanced business development efforts during 1994 and 1995.

     Direct costs increased by $2.2 million, or 46.9%, to $6.8 million for the quarter ended June 30, 1996 from $4.6 million for the same period in 1995. Direct costs as percentage of net revenue remain relatively stable decreasing slightly from 52.0% for the quarter ended June 30, 1995 to 51.7% for the comparable period in 1996. Direct costs include compensation and related fringe benefits for non-administrative employees and any other expenses directly related to contracts which are not included as reimbursed costs.

     Selling, general and administrative expenses were $4.1 million for the quarter ended June 30, 1996, an increase of $1.1 million, or 35.0%, from $3.1 million in the quarter ended 1995. As a percentage of net revenue, selling, general and administrative expenses decreased to 31.6% in the second quarter of 1996 from 34.6% during the same period in 1995. This represents the continued efforts of management to leverage the Company's infrastructure with continued growth in net revenues.

     Depreciation and amortization increased by 57.1%, rising to $523,000 for the quarter ended June 30, 1996 from $333,000 for the same period in 1995. The increase was principally related to purchases of furniture, fixtures and equipment as a result of significant increases in the Company's operations and amortization of goodwill related to acquisitions.

     Other income (expense), net, improved by $416,000, rising to $381,000 in net other income for the quarter ended June 30, 1996 from $35,000 in net other expense for the quarter ended June 30, 1995. The improvement was primarily the result net interest income of $309,000 in the second quarter of 1996, compared to net interest expense of $62,000 for the quarter ended June 30, 1995. Interest income during the second quarter of 1996 is primarily the result of investment of funds received in connection with the Company's initial public offering in January 1996.

  Six months ended June 30, 1996 compared with the six months ended June 30,
1995

     Net income for the six months ended June 30, 1996 was $2.1 million, or $0.24 per share, compared to pro forma net income of $1.2 million, or $0.16 per share in the second quarter of 1995. Pro forma net income for the six months ended June 30, 1995, includes a pro forma income tax provision. See Note 4 of "Notes to Consolidated Financial Statements." The increase in net income during the six months ended June 30, 1996 is primarily attributable to the increase in net revenues over the same period in 1995 and continued management of the Company's infrastructure growth.

     Net revenue for the six months ended June 30, 1996 was $25.0 million, an increase of $7.4 million, or 42.2%, from $17.6 million for the comparable period in 1995. The increase was primarily the result of the performance of services pursuant to the large number of contracts which were entered into as a result of the Company's enhanced business development efforts during 1994 and 1995.

     Direct costs increased by $4.0 million, or 44.0%, to $13.1 million for the six months ended June 30, 1996 from the $9.1 million for the same period in 1995. Direct costs remain relatively stable as a percentage of net revenue increasing slightly from 51.9% for the six months ended June 30, 1995 to 52.5% for the comparable period in 1996. Direct costs include compensation and related fringe benefits for non-administrative employees and any other expenses directly related to contracts which are not included as reimbursed costs.

     Selling, general and administrative expenses were $8.0 million for the six months ended June 30, 1996, an increase of $2.3 million, or 39.5%, from $5.7 million in the six months ended 1995. As a percentage of net revenue, selling, general and administrative expenses remain relatively stable reflecting continued efforts to leverage the Company's infrastructure with continued growth in net revenues. Selling, general and administrative expenses as a percentage of net revenue for the six month period ended June 30, 1996 were 31.8%, compared to 32.4% for the same period in 1995.

     Depreciation and amortization increased by 60.2%, rising to $990,000 for the six month period ended June 30, 1996 from $618,000 for the same period in 1995. The increase was principally related to purchases of furniture, fixtures and equipment as a result of significant increases in the Company's operations and amortization of goodwill related to acquisitions.

     Other income (expense), net, improved by $747,000, rising to $665,000 in net other income for the six months ended June 30, 1996 from $82,000 in net other expense for the six months ended June 30, 1995. The improvement was primarily the result of net interest income of $544,000 in the first six months of 1996, compared to net interest expense of $132,000 for the same period in 1995. Interest income during the first six months of 1996 is primarily the result of investment of funds received in connection with the Company's initial public offering in January 1996.

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

     Total capital expenditures were approximately $2.9 million and $1.1 million for the six month periods ended June 30, 1996 and 1995, respectively. Facilities expansion, additional furniture and a phone system and information system upgrade accounted for a significant portion of the purchases in 1996.

     Cash and marketable securities, increased during the six months ended June 30, 1996 primarily as a result of the Company's initial public offering. The Company invested most of the proceeds from its initial public offering in marketable securities. Marketable securities primarily consists of investments in U. S. Government or U. S. Government agencies debt. At June 30, 1996 total cash and marketable securities were $28.8 million.

     Accounts receivable and unbilled services increased to $20.5 million at June 30, 1996 compared to $15.8 million at December 31, 1995. Most of the Company's contracts for its services call for bills to be rendered based upon the achievement of certain project goals, or milestones. These milestones, while related to work performed, may call for installment payments that are not reflective of work performed for purposes of revenue recognition by the Company. As a result, billing by the Company (and therefore collection of receivables) and recognition of revenue do not necessarily coincide.

     The Company has a credit facility with Wachovia Bank of North Carolina, N.A. The facility consists of a $10 million Line of Credit with an additional discretionary line of credit for $20 million. Terms of the $10 million Line are for one year, rates at LIBOR plus 120 basis points or the Bank's Prime rate, with selection at the Company's option, and interest payable quarterly. Indebtedness under the Line is unsecured and subject to certain covenants relating to financial ratios and tangible net worth.

     The Company expects to continue expanding its operations through internal growth and strategic acquisitions. The Company expects such activities will be funded from existing cash and marketable securities, cash flow from operations and borrowings under its credit facility. The Company believes that such sources of cash will be sufficient to fund the Company's current operations for the foreseeable future. The Company is currently evaluating a number of acquisitions including those of certain international companies with whom the Company has letters of intent: Medisys (Barcelona, Spain); TriLife (Nuremberg, Germany); and Q&Q (Sao Paulo, Brazil) and other growth opportunities which may require additional external financing, and the Company may from time to time seek to obtain funds from public or private issuances of equity or debt securities.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

(a) Not applicable

(b) Not applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

     The Annual Meeting of Stockholders of the Company was held on February 23, 1996. The following is a brief description of the matter which was voted upon at the meeting and the number of affirmative votes and the number of negative votes cast.

     The stockholders elected the following persons as directors of the Company:
W. Travis Porter; Patti S. Manuel; Peter J. Wise; Ronald B. McNeill; Stuart Bondurant; Ernest Mario; Fredric N. Eshelman; John A. McNeill, Jr. The votes for and against (withheld) each nominee were as follows:

                                                             VOTES        VOTES         VOTES
                          NOMINEE                             FOR        WITHHELD     ABSTAINED
    ----------------------------------------------------   ---------     --------     ---------
    W. Travis Porter (Class I -- term expires in
      1997).............................................   8,918,491       3,600       320,004
    Patti S. Manuel (Class I -- term expires in 1997)...   8,918,371       3,720       320,004
    Peter J. Wise (Class II -- term expires in 1998)....   8,918,491       3,600       320,004
    Ronald B. McNeill (Class II -- term expires in
      1998).............................................   8,918,491       3,600       320,004
    Stuart Bondurant (Class II -- term expires in
      1998).............................................   8,918,391       3,700       320,004
    Ernest Mario (Class III -- term expires in 1999)....   8,918,491       3,600       320,004
    Fredric N. Eshelman (Class III -- term expires in
      1999).............................................   8,918,491       3,600       320,004
    John A. McNeill, Jr. (Class III -- term expires in
      1999).............................................   8,918,491       3,600       320,004

ITEM 5. OTHER INFORMATION

     Not applicable

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

     Exhibit 11.  Computation of Earnings Per Share

     Exhibit 27.  Financial Data Schedule (for SEC use only)

(b) Reports on Form 8-K

     No reports on Form 8-K were filed during the quarter ended June 30, 1996.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                PHARMACEUTICAL PRODUCT DEVELOPMENT, INC.
Date: August 13, 1996                                       /s/  FRED N. ESHELMAN
                                                ---------------------------------------------
                                                              Fred N. Eshelman
                                                           Chief Executive Officer

Date: August 13, 1996                                        /s/  RUDY C. HOWARD
                                                ---------------------------------------------
                                                               Rudy C. Howard
                                                           Chief Financial Officer