Form 10-Q
period 1996-09-30
PHARMACEUTICAL PRODUCT DEVELOPMENT INC
filed 1996-11-14
CIK 1003124

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

(MARK ONE)
    [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
            THE SECURITIES EXCHANGE ACT OF 1934
            FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996
                                      OR
   [  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
            THE SECURITIES EXCHANGE ACT OF 1934
            FOR THE TRANSITION PERIOD FROM                 TO
                                           ---------------   ---------------

                         Commission File Number 0-27570

                             PHARMACEUTICAL PRODUCT
                               DEVELOPMENT, INC.
             (Exact name of registrant as specified in its charter)

                NORTH CAROLINA                                  56-1640186
       (State or other jurisdiction of                       (I.R.S. Employer
        incorporation or organization)                    Identification Number)

                             115 NORTH THIRD STREET
                           WILMINGTON, NORTH CAROLINA
                    (Address of principal executive offices)

                                     28401
                                   (Zip Code)

       Registrant's telephone number, including area code (910) 251-0081

     Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 21,575,253 shares of common stock, par value $0.10 per share, as of November 12, 1996.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     INDEX

                                                                                        PAGE
                                                                                        ----
Part I. FINANCIAL INFORMATION
  Item 1. Financial Statements
     Consolidated Condensed Statements of Operations for the Three- and Nine-Month
      Periods Ended September 30, 1996, and 1995......................................    3
     Consolidated Condensed Balance Sheets as of September 30, 1996, and December 31,
      1995............................................................................    4
     Consolidated Condensed Statements of Cash Flows for the Nine-Month Periods Ended
      September 30, 1996, and 1995....................................................    5
     Notes to Consolidated Condensed Financial Statements.............................    6
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of
     Operations.......................................................................    8
Part II. OTHER INFORMATION
  Item 4. Submission of Matters to a Vote of Security Holders.........................   12
  Item 6. Exhibits and Reports on Form 8-K............................................   12
SIGNATURES............................................................................   14

           PHARMACEUTICAL PRODUCT DEVELOPMENT, INC., AND SUBSIDIARIES

                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                         THREE MONTHS ENDED    NINE MONTHS ENDED
                                                           SEPTEMBER 30,         SEPTEMBER 30,
                                                         ------------------   -------------------
                                                           1996      1995       1996       1995
                                                         --------   -------   --------   --------
Life sciences revenues, net of reimbursed costs of
  $8,373, $11,177, $31,727, and $39,877,
  respectively.........................................  $ 38,470   $40,943   $111,605   $121,075
Environmental sciences revenues, net of reimbursed
  costs of $1,378, $1,820, $3,313, and $5,063,
  respectively.........................................    11,033    12,184     34,444     37,331
                                                         --------   -------   --------   --------
                                                           49,503    53,127    146,049    158,406
                                                         --------   -------   --------   --------
Direct costs -- Life sciences..........................    19,967    22,795     58,430     68,398
Direct costs -- Environmental sciences.................     7,588     7,920     23,875     24,653
Selling, general and administrative expenses...........    16,339    15,744     46,224     46,517
Depreciation and amortization..........................     2,636     3,500      7,620     10,145
                                                         --------   -------   --------   --------
                                                           46,530    49,959    136,149    149,713
                                                         --------   -------   --------   --------
Income from operations.................................     2,973     3,168      9,900      8,693
Merger costs...........................................   (16,960)       --    (16,960)        --
Interest income (expense), net.........................       389      (932)     1,111     (2,601)
Other income, net......................................       173       547        130        883
                                                         --------   -------   --------   --------
Income (loss) before provision for income taxes........   (13,425)    2,783     (5,819)     6,975
Provision (benefit) for income taxes...................    (1,468)      819      1,567      1,731
                                                         --------   -------   --------   --------
Net income (loss)......................................  $(11,957)  $ 1,964   $ (7,386)  $  5,244
                                                         ========   =======   ========   ========
Net income (loss) per share............................  $  (0.56)  $  0.10   $  (0.35)  $   0.28
                                                         ========   =======   ========   ========
Weighted average number of common shares outstanding...    21,298    18,948     21,028     18,846
                                                         ========   =======   ========   ========
Pro forma data:
  Net income, as reported..............................             $ 1,964              $  5,244
  Pro forma additional income tax expense..............                 509                 1,415
                                                                    -------              --------
  Pro forma net income.................................             $ 1,455              $  3,829
                                                                    =======              ========
  Pro forma net income per share.......................             $  0.08              $   0.20
                                                                    =======              ========
  Pro forma weighted average number of shares
     outstanding.......................................              18,948                18,846
                                                                    =======              ========

  The accompanying notes are an integral part of these consolidated condensed financial statements.

           PHARMACEUTICAL PRODUCT DEVELOPMENT, INC., AND SUBSIDIARIES

                     CONSOLIDATED CONDENSED BALANCE SHEETS
                                 (IN THOUSANDS)



                                                                     SEPTEMBER 30,     DECEMBER 31,
                                                                         1996              1995
                                                                     -------------     ------------
                                                                      (UNAUDITED)       (AUDITED)
                                              ASSETS
Current assets
  Cash and cash equivalents........................................    $  14,320         $  2,640
  Marketable securities............................................       26,624           11,167
  Accounts receivable and unbilled services, net...................       70,189           70,263
  Investigator advances............................................        1,821            2,960
  Prepaid expenses and other current assets........................        5,194            4,414
  Deferred tax asset...............................................        6,255            4,756
                                                                        --------         --------
          Total current assets.....................................      124,403           96,200
Property and equipment, net........................................       28,996           28,782
Goodwill, net......................................................       14,973           12,990
Other assets.......................................................        3,883            4,689
                                                                        --------         --------
          Total assets.............................................    $ 172,255         $142,661
                                                                        ========         ========
                               LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Current maturities of long-term debt.............................    $   4,407         $  2,201
  Accounts payable.................................................        6,418            9,080
  Accrued merger costs.............................................       12,853               --
  Payables to investigators........................................        5,501            8,428
  Other accrued expenses...........................................       16,863           24,289
  Unearned income..................................................       14,048           14,882
                                                                        --------         --------
          Total current liabilities................................       60,090           58,880
                                                                        --------         --------
Long-term debt, less current maturities............................          424            3,471
                                                                        --------         --------
Deferred rent......................................................        2,813            3,010
                                                                        --------         --------
          Total liabilities........................................       63,327           65,361
                                                                        --------         --------
Stockholders' equity
  Common stock.....................................................        2,157            1,920
  Paid-in capital..................................................      111,020           65,651
  Retained earnings................................................       (4,242)          10,621
  Unrealized gain on investments...................................           77                6
  Cumulative translation adjustment................................          (84)            (425)
  Unearned compensation............................................           --             (473)
                                                                        --------         --------
          Total stockholders' equity...............................      108,928           77,300
                                                                        --------         --------
          Total liabilities and stockholders' equity...............    $ 172,255         $142,661
                                                                        ========         ========

  The accompanying notes are an integral part of these consolidated condensed financial statements.

           PHARMACEUTICAL PRODUCT DEVELOPMENT, INC., AND SUBSIDIARIES

                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                 (IN THOUSANDS)

                                                                           NINE MONTHS ENDED
                                                                             SEPTEMBER 30,
                                                                         ---------------------
                                                                           1996         1995
                                                                         --------     --------
Cash flows from operating activities:
  Net income (loss)....................................................  $ (7,386)    $  5,244
  Adjustments to reconcile net income to net cash used in operating activities:
     Merger expenses...................................................    13,376           --
     Depreciation and amortization.....................................     7,620        9,723
     Other.............................................................      (473)         862
     Change in operating assets and liabilities........................   (12,439)     (13,622)
                                                                         --------     --------
          Net cash provided by operating activities....................       698        2,207
                                                                         --------     --------
Cash flows from investing activities:
  Purchases of investments, net of maturities..........................   (16,963)          --
  Purchases of property and equipment..................................    (8,091)      (6,921)
  Other................................................................       448           11
                                                                         --------     --------
          Net cash used in investing activities........................   (24,606)      (6,910)
                                                                         --------     --------
Cash flows from financing activities:
  Repayment of long-term debt, net.....................................      (853)     (68,776)
  Other long-term borrowings...........................................        75       69,800
  Proceeds from issuance of stock......................................    41,957           --
  Dividends paid.......................................................    (5,937)        (151)
  Other................................................................        --        4,057
                                                                         --------     --------
          Net cash provided by financing activities....................    35,242        4,930
                                                                         --------     --------
Effect of exchange rate changes on cash................................       346       (1,415)
                                                                         --------     --------
Net increase (decrease) in cash and cash equivalents...................    11,680       (1,188)
Cash and cash equivalents, beginning of the period.....................     2,640        9,581
                                                                         --------     --------
Cash and cash equivalents, end of the period...........................  $ 14,320     $  8,393
                                                                         ========     ========

  The accompanying notes are an integral part of these consolidated condensed financial statements.

           PHARMACEUTICAL PRODUCT DEVELOPMENT, INC., AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1.  ACCOUNTING POLICIES

     The significant accounting policies followed by Pharmaceutical Product Development, Inc. ("the Company") for interim financial reporting are consistent with the accounting policies followed for annual financial reporting. These unaudited consolidated condensed financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X, and in management's opinion, all adjustments of a normal recurring nature necessary for a fair presentation have been included. The accompanying financial statements do not purport to contain all the necessary financial disclosures that might otherwise be necessary in the circumstances and should be read in conjunction with the consolidated financial statements and notes thereto in the Company's Annual Report for the year ended December 31, 1995, and the Joint Proxy Statement/Prospectus dated August 20, 1996, contained in the Company's Registration Statement on Form S-4 (File No. 333-08207) with respect to the acquisition of Applied Bioscience International Inc. ("APBI"). The results of operations for the three-month and nine-month periods ended September 30, 1996, are not necessarily indicative of the results to be expected for the full year or any other period.

  Use of Estimates in the Preparation of Financial Statements

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

2.  BASIS OF PRESENTATION

     The accompanying unaudited consolidated condensed financial statements include the accounts of Pharmaceutical Product Development, Inc., and its subsidiaries, all of which are wholly-owned. All significant intercompany items have been eliminated.

3.  MERGER

     On September 26, 1996, a wholly-owned subsidiary of the Company was merged with and into APBI in a transaction accounted for as a pooling of interests. As a result of the merger, APBI became a wholly-owned subsidiary of the Company. Under the terms of the merger agreement, APBI shareholders received 0.4054 of a share of the Company's common stock for each APBI share. As a result of the merger, the Company issued 12,063,860 shares of its common stock in exchange for all of the outstanding shares of common stock of APBI.

     Holders of options to acquire APBI stock had the choice to receive either shares of Company stock for the value of the options, or substituted options to acquire Company common stock. As a result of the APBI option holders' choices, 202,967 additional shares of Company common stock were issued, and options to purchase 600,513 shares of Company common stock were issued.

     In accordance with the pooling-of-interests method of accounting, the consolidated financial statements have been restated to reflect the combination using APBI's financial statements for the three- and nine-month periods ended September 30, 1996 and 1995, respectively.

     During the three months ended September 30, 1996, the Company recorded $16,960,093 in merger costs associated with the merger with APBI. After associated tax benefits, this charge reduced net income by $14,077,876 or $0.66 per share in those three months. These costs relate primarily to investment banking, legal

           PHARMACEUTICAL PRODUCT DEVELOPMENT, INC., AND SUBSIDIARIES and accounting fees incurred in connection with the merger and the estimated costs of facility consolidation and employee severance.

4. EARNINGS PER COMMON SHARE

     Earnings per share are calculated by dividing net income by the weighted average number of shares outstanding during the period. All common share and per share amounts have been adjusted to give effect to the pooling-of-interests transaction with APBI.

5. PRO FORMA NET INCOME AND NET INCOME PER SHARE

     Prior to January 1996, the Company had elected to be treated as an S corporation for income tax purposes and accordingly did not incur any expense or liability for corporate income taxes. Effective January 1, 1996, the Company revoked its S corporation election and began reporting as a C corporation. For the three-and nine-month periods ended September 30, 1995, the Statement of Operations includes a pro forma income tax provision as well as a pro forma earnings per share computation. Pro forma weighted average shares outstanding assumes the issuance of sufficient shares at the net per share proceeds of the Company's initial public offering in January 1996 ($16.18) to repay the indebtedness ($5.5 million) incurred by the Company in making the final S corporation distribution.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

GENERAL

     In the third quarter of 1996, the Company reported a net loss of $12.0 million, or $(0.56) per share, compared to pro forma net income of $1.5 million, or $0.08 per share, in the third quarter of 1995. The Company's loss is attributable to the $17.0 million of costs recorded in the third quarter that were associated with the Company's merger with APBI.

     On September 26, 1996, a wholly-owned subsidiary of the Company was merged with and into APBI in a pooling-of-interests transaction. As a result, APBI became a wholly-owned subsidiary of the Company. Under the terms of the merger agreement, APBI shareholders received 0.4054 of a share of the Company's common stock for each APBI share, which resulted in the Company issuing 12,063,860 shares of its common stock in exchange for all of the outstanding shares of common stock of APBI.

THREE MONTHS ENDED SEPTEMBER 30, 1996 VERSUS THREE MONTHS ENDED SEPTEMBER 30,
1995

     Total net revenues decreased $3.6 million, or 6.8%, to $49.5 million in 1996 from $53.1 million last year. The Company's Life Sciences Group, which includes the Company, Pharmaco, and Clinix International Inc. (operating under the trade name Chicago Center for Clinical Research ["CCCR"]), generated 77.7% of the Company's net revenues in the quarter. The Life Sciences Group generated net revenues of $38.5 million, down $2.5 million, or 6.0%, from the same period last year. Net revenues from ENVIRON, the Company's environmental consulting organization, representing 22.3% of the Company's net revenues in the quarter, were $11.0 million, compared with $12.2 million in 1995, a decrease of 9.4% or $1.2 million.

     After elimination of the net revenues from APBI's former toxicology operations, which were sold in November, 1995 ($10.5 million in the third quarter last year), total net revenues increased 16.1% as compared to 1995. Results of operations which exclude the results of the divested businesses are considered the results of the Company's ongoing operations.

     Net revenues for the third quarter of 1996 from the ongoing Life Sciences Group operations of $38.5 million reflect an increase of 26.3% from 1995. The growth in the Company's ongoing Life Sciences Group was due in part to an increase in the size, scope, and number of contracts in the North America clinical development and biostatistics business. The acquisitions of CCCR and the Phase I facility in Leicester, England, both completed in the second half of 1995, contributed net revenues of $3.0 million in the third quarter of 1996, representing an increase over last year of $2.4 million.

     The Company believes that the decrease in net revenues at ENVIRON, the Company's environmental consulting business and the sole ongoing operation in the Environmental Sciences Group, is due principally to an overall weakness in the environmental services market.

     Direct costs decreased 10.3% to $27.6 million from $30.7 million last year and declined as a percentage of net revenues to 55.7% from 57.8%. In the Life Sciences Group, direct costs decreased as a percentage of related net revenues to 51.9% from 55.7%. The decrease in direct costs is principally due to the divestiture of APBI's toxicology business in the fourth quarter last year. In the third quarter of 1995, the worldwide toxicology business reported direct costs of $7.6 million or 72.5% of related net revenues. In the Environmental Sciences Group, direct costs as a percentage of related net revenues increased to 68.8% from 65.0% last year. The increase in direct costs as a percentage of related net revenues is attributable to lower consultant utilization. In the third quarter, ENVIRON's consultant utilization of 69% was nine percentage points below the 78% utilization last year.

     Selling, general, and administrative ("SG&A") expenses increased 3.8% to $16.3 million from $15.7 million in 1995. As a percentage of net revenues, SG&A expenses increased to 33.0% from 29.6% last year. After factoring out the SG&A expenses associated with the divested toxicology business last year ($1.8 million), consolidated SG&A expenses increased approximately 16.4%, or $2.3 million, in the third quarter this year as compared to the third quarter of 1995. SG&A expenses from CCCR and the Leicester Phase I laboratory comprise $0.8 million of the increase, and the Company has incurred incremental rent expense of $0.3 million associated with the sale-leaseback of its real estate in Austin, Texas (this increase is partially offset by lower interest expense). The remaining increase of $1.2 million is primarily attributable to the investment in the Company's business development and marketing organization and in the area of information technology, as well as higher litigation costs incurred associated with ENVIRON's air quality practice.

     Total depreciation and amortization expense of $2.6 million was $0.9 million, or 24.7%, lower than last year. After adjusting out the depreciation for the divested toxicology business ($1.3 million), total depreciation and amortization increased $0.4 million, or 17.3%, versus last year. The increase was related to the Company's growth as well as the ongoing capital reinvestment in the Company's base business.

     Operating income decreased $0.2 million (6.2%) to $3.0 million in the third quarter of 1996, as compared to $3.2 million for the third quarter of 1995. As a percentage of net revenues, the third quarter operating income of 6.0% remained even with the same period last year.

     Interest income (expense) improved by $1.3 million, increasing to $0.4 million in interest income for the quarter as compared to $0.9 million in interest expense last year. The favorable change is attributable to funds received in connection with the initial public offering and the significant change in the Company's debt structure this year versus last year.

     The Company recognized one-time merger costs of $17.0 million in the third quarter. These costs are primarily current and future cash expenses such as investment banking fees and legal and accounting fees as well as severance provisions as a result of the integration of the administrative functions of PPD and APBI.

     The net loss of $12.0 million represents an unfavorable variance of $13.4 million. The net loss per share of $0.56 compares to pro forma net income per share of $0.08 last year. Excluding the impact of the merger costs on the current quarter, the Company's net income of $2.1 million is 46% higher than last year's pro forma net income of $1.5 million. On an earnings-per-share basis, excluding merger costs, the net income per share of $0.10 compares to $0.08 for the same period last year computed on 2.4 million less shares outstanding.

NINE MONTHS ENDED SEPTEMBER 30, 1996 VERSUS NINE MONTHS ENDED SEPTEMBER 30, 1995

     Total net revenues decreased $12.4 million, or 7.8%, to $146.0 million in 1996 from $158.4 million last year. The Company's Life Sciences Group generated 76.4% of the Company's net revenues in the first nine months, equating to net revenues of $111.6 million, down $9.5 million or 7.8% from the same period last year. Net revenues from ENVIRON, representing 23.6% of the Company's net revenues in the first nine months, were $34.4 million, compared with $37.3 million in 1995, a decrease of 7.7% or $2.9 million.

     After elimination of the net revenues from APBI's former toxicology operations ($32.9 million in the first nine months last year), total net revenues increased 16.4% as compared to 1995.

     Year-to-date 1996 net revenues from the ongoing Life Sciences Group were $111.6 million, an increase of 26.6% from 1995. The growth in the Company's ongoing Life Sciences Group was due in part to an increase in the size, scope, and number of contracts in the North America clinical development and biostatistics business. The acquisitions of CCCR and the Phase I facility in Leicester, England, both completed in the second half of 1995, contributed net revenues of $7.7 million over the first nine months, representing an increase over last year of $7.1 million.

     The Company believes that the decrease in net revenues of ENVIRON is due principally to an overall weakness in the environmental services market.

     Direct costs decreased 11.5% to $82.3 million from $93.1 million last year and declined as a percentage of net revenues to 56.3% from 58.7%. In the Life Sciences Group, direct costs decreased as a percentage of related net revenues to 52.4% from 56.5%. The decrease in direct costs is principally due to the divestiture of the toxicology business in the fourth quarter last year. In the first nine months of 1995, the worldwide toxicology business reported direct costs of $23.3 million or 70.7% of related net revenues. In the Environmental Sciences Group, direct costs as a percentage of related net revenues increased to 69.3% from

66.0% last year. The increase in direct costs as a percentage of related net revenues is attributable to lower consultant utilization. Year-to-date, ENVIRON's consultant utilization of 71% was seven percentage points below the 78% utilization last year.

     SG&A expenses decreased 0.6% to $46.2 million from $46.5 million in 1995. As a percentage of net revenues, SG&A expenses increased to 31.6% from 29.4% last year. After factoring out the SG&A expenses associated with the divested toxicology business last year ($5.3 million), consolidated SG&A expenses increased approximately 12.0%, or $5.0 million, in the first nine months this year as compared to the same period in 1995. Incremental SG&A expenses from CCCR and the Leicester Phase I laboratory comprise $1.9 million of the increase, and the Company has incurred incremental rent expense of $0.9 million associated with the sale-leaseback of its real estate in Austin, Texas (this increase is partially offset by lower interest expense). The remaining increase of $2.2 million is primarily attributable to increases in business development expenses in Austin and Wilmington, administrative staffing at the executive and middle-management levels and the number of employees in finance, human resources and other administrative areas, reflecting the continued growth of the Company.

     Total depreciation and amortization expense of $7.6 million was $2.5 million, or 24.9%, lower than last year. After adjusting out the depreciation for the divested toxicology business ($3.8 million), total depreciation and amortization increased $1.2 million, or 19.2%, versus last year. The increase was related to the significant increases in the Company's operations and amortization of goodwill related to acquisitions.

     Operating income increased $1.2 million, or 13.9%, to $9.9 million in the first nine months of 1996 as compared to $8.7 million for the same period last year. As a percentage of net revenues, the year-to-date operating income increased to 6.8% in 1996 compared to 5.5% in 1995.

     Interest income (expense) improved by $3.7 million, increasing to $1.1 million in interest income for the nine months as compared to $2.6 million in interest expense last year. The favorable change is attributable to funds received in connection with the initial public offering and the significant change in the Company's debt structure this year versus last year.

     The net loss of $7.4 million represents an unfavorable variance of $11.2 million as compared to last year's pro forma net income. The net loss per share of $0.35 compares to pro forma net income per share of $0.20 last year. Excluding the impact of the merger costs on the nine months results, the Company's net income of $6.7 million is 75% higher than last year's pro forma net income of $3.8 million. On an earnings-per-share basis, excluding merger costs, the net income per share of $0.32 compares to $0.20 for the same period last year computed on 2.2 million less shares outstanding.

LIQUIDITY AND CAPITAL RESOURCES

     As of September 30, 1996, the Company has $14.3 million of cash and cash equivalents on hand and $26.6 million invested in marketable securities. The Company has historically funded its operations and growth, including acquisitions, with cash flow from operations and borrowings. In January 1996, the Company completed an initial public offering of its common stock. Proceeds of the offering, after expenses, were approximately $37.2 million and a portion thereof was used to repay a $5.5 million loan.

     During the nine months ended September 30, 1996, the Company experienced a net increase in cash from operating activities of $0.7 million. Capital expenditures totaled $8.1 million. Proceeds from the Company's initial public offering, combined with proceeds from stock option exercises, totaled $42.0 million. The Company used $5.9 million in cash to pay dividends declared in connection with the Company's revocation of its S corporation election, effective January 1, 1996, and used $17.0 million of cash to increase its holdings of marketable securities.

     In February 1996, the Company renegotiated a new credit facility with Wachovia Bank of North Carolina, N.A. The new facility consists of a $10.0 million line of credit with an additional discretionary line of credit for $20 million. Terms on the $10.0 million line are for one year, with interest at LIBOR plus 120 basis points, or the Banks' Prime rate, at the Company's option with interest payable quarterly. Indebtedness under the line is unsecured and subject to certain covenants relating to financial ratios and tangible net worth. As of September 30, 1996, the Company had borrowed $3.3 million under this facility.

     In February 1995, APBI arranged a $3.0 million master lease agreement to provide a means to lease rather than acquire certain equipment for use in the United States without drawing on its principal credit facility.

     The Company completed a sale-leaseback transaction involving Pharmaco's owned real estate in Austin, Texas, on November 13, 1995. Total gross proceeds from the transaction were $12.0 million. The facilities are leased to the Company as a bond-type net lease with all responsibility of operations and maintenance residing with the Company. The initial term of the operating lease is fifteen years followed by four five-year renewal options. The future minimum annual rent is $1.3 million with renewals at the then current market value. The net proceeds from the sale/leaseback transaction were used to repay the remaining mortgage balance on the referenced properties and the remaining cash was applied to APBI's revolving line of credit (which has since terminated).

     The Company expects to continue expanding its operations through internal growth and strategic acquisitions. The Company expects such activities will be funded from existing cash and marketable securities, cash flow from operations, and borrowings under its credit facility. The Company believes that such sources of cash will be sufficient to fund the Company's current operations for the foreseeable future. The Company is currently evaluating a number of acquisition and other growth opportunities which may require additional external financing, and the Company may from time to time seek to obtain funds from public or private issuances of equity or debt securities.

INFLATION

     The Company believes the effects of inflation do not have a material adverse effect on its results of operations or financial condition.

FACTORS AFFECTING FUTURE RESULTS

     The foregoing discussion includes certain forward-looking statements. The actual results of the Company are subject to volatility and might differ materially from those projected in the forward-looking statements due to a variety of factors, including the commencement, completion or cancellation of large contracts, progress of ongoing contracts, acquisitions, the timing of start-up expenses for new offices, potential liability associated with the Company's lines of business, dependence on certain industries and clients, and changes in the mix of services. Since a large percentage of the Company's operating costs are relatively fixed, variations in the timing and progress of large contracts can materially affect quarterly results. To the extent the Company's international business increases, exchange rate fluctuations may also influence these results. The Company believes that comparisons of its quarterly financial results are not necessarily meaningful and should not be relied upon as an indication of future performance. However, fluctuations in quarterly results could affect the market price of the common stock in a manner unrelated to the longer term operating performance of the Company. Additional information regarding factors that could cause actual results to differ materially from those projected in the forward-looking statements contained herein is contained in certain of the Company's other SEC filings, including the Joint Proxy Statement/Prospectus dated August 20, 1996, included in its Registration Statement on Form S-4 (File No. 333-08209) with respect to the APBI transaction, copies of which are available from the Company upon request.

                           PART II OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS --

     (a) A Special Meeting for Shareholders of Pharmaceutical Product Development, Inc. ("PPD") was held on September 25, 1996.

     At the PPD Special Meeting, the following proposals were voted upon:

     A proposal to complete a pooling-of-interests merger with Applied Bioscience International Inc. was approved by the following vote:

   FOR         AGAINST     ABSTAIN
----------     -------     -------
 8,586,017       7,400       426

     A proposal to amend the Company's Articles of Incorporation to increase the number of authorized shares of PPD common stock from 30,000,000 to 95,000,000 was approved by the following vote:

   FOR         AGAINST     ABSTAIN
----------     -------     -------
 8,513,025     102,220       426

     A proposal to increase the number of directors from eight to nine was approved by the following vote:

   FOR         AGAINST     ABSTAIN
----------     -------     -------
 8,612,880       2,365       426

     A proposal to amend the Company's Bylaws to provide for the annual election of directors was approved by the following vote:

   FOR         AGAINST     ABSTAIN
----------     -------     -------
 8,593,357         460        26

     A proposal to amend the Company's 1995 Equity Compensation Plan to increase the number of shares of PPD common stock reserved for issuance thereunder from 750,000 shares to 1,500,000 shares was approved by the following vote:

   FOR         AGAINST     ABSTAIN
----------     -------     -------
 8,455,350     138,367       126

     A proposal to amend the Company's 1995 Stock Option Plan for Non-Employee Directors to increase the number of shares of PPD common stock reserved for issuance thereunder from 50,000 to 100,000 was approved by the following vote:

   FOR         AGAINST     ABSTAIN
----------     -------     -------
 8,506,020      87,697       126

     (b) At Applied Bioscience International Inc.'s Special Meeting, the following proposal was voted upon:

     A proposal to complete a pooling-of-interests merger with Pharmaceutical Product Development, Inc. was approved by the following vote:

   FOR         AGAINST     ABSTAIN
----------     -------     -------
22,099,960      82,890     51,895

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibit 10.62  --   Form of Agreement, dated as of June 20, 1996, by and between Applied
                             Bioscience International Inc. and each of Joseph H. Highland, Robert
                             M. Wenger, Robert H. Harris and Joseph V. Rodricks.

         Exhibit 10.63  --   Agreement, dated as of September 6, 1996, by and between Applied
                             Bioscience International Inc. and John H. Timoney.
         Exhibit 10.64  --   Agreement, dated as of September 25, 1996, by and between Applied
                             Bioscience International Inc. and Kenneth H. Harper.
         Exhibit 10.65  --   Severance Compensation Agreement, dated as of September 25, 1996, by and between Applied Bioscience International Inc. and John D. Bryer.
         Exhibit 10.66  --   Consulting Agreement, dated as of October 1, 1996, by and between
                             Applied Bioscience International Inc. and John D. Bryer.
         Exhibit 10.67  --   Employment Agreement, dated as of October 5, 1996, by and between
                             Pharmaceutical Product Development, Inc. and Thomas D'Alonzo.
         Exhibit 27     --   Financial Data Schedule
     (b) Reports on Form 8-K -- On October 10, 1996, the Company filed a Current Report on Form
         8-K, reporting the acquisition of Applied Bioscience International Inc. The financial statements required by Item 7 of Form 8-K were incorporated therein by reference to prior
         Company filings.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     PHARMACEUTICAL PRODUCT DEVELOPMENT, INC.
                                    -----------------------------------------
                                                   (Registrant)

                                  By /s/        DR. FRED N. ESHELMAN
                                        -------------------------------------
                                                      President
                                              (Chief Executive Officer)

                                  By /s/           RUDY C. HOWARD
                                        -------------------------------------
                                               Chief Financial Officer
                                             (Chief Accounting Officer)

Date: November 14, 1996

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER
------
 10.62    -- Form of Agreement -- Joseph H. Highland, Robert M. Wenger, Robert H.
             Harris and Joseph V. Rodricks
 10.63    -- Agreement -- John H. Timoney
 10.64    -- Agreement -- Kenneth H. Harper
 10.65    -- Severance Compensation Agreement -- John D. Bryer
 10.66    -- Consulting Agreement -- John D. Bryer
 10.67    -- Employment Agreement -- Thomas D'Alonzo
 27       -- Financial Data Schedule