Form 10-K
period 1996-12-31
PHARMACEUTICAL PRODUCT DEVELOPMENT INC
filed 1997-03-26
CIK 1003124

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the fiscal year ended December 31, 1996

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


    For the transition period from _______________ to _______________


                         Commission file number 0-27570

                    PHARMACEUTICAL PRODUCT DEVELOPMENT, INC.
             (Exact name of registrant as specified in its charter)

           North Carolina                                      56-1640186
  (State or other jurisdiction of                             (IRS Employer
  incorporation or organization)                           Identification No.)


         3151 Seventeenth Street Extension
            Wilmington, North Carolina                            28412
     (Address of principal executive offices)                  (Zip Code)



       Registrant's telephone number, including area code: (910) 251-0081

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:

                     Common Stock, par value $0.10 per share
                                (Title of class)

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the registrant was $448,370,794 as of March 10, 1997, based upon the closing price of the Common Stock on that date on the NASDAQ National Market System. Shares of Common Stock held by each executive officer and director and by each person who owns 10% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status may not be conclusive for other purposes.

The number of shares outstanding of the registrant's class of Common Stock, par value $0.10 per share, was 22,185,842 as of March 10, 1997.

                       DOCUMENTS INCORPORATED BY REFERENCE

The Company's definitive Proxy Statement for its 1997 Annual Meeting of Stockholders (certain parts as indicated herein Part III).

                                     PART I

         Statements in this Annual Report on Form 10-K that are not descriptions of historical facts are forward-looking statements that are subject to risks and uncertainties. Actual results could differ materially from those currently anticipated due to a number of factors, including those set forth herein and in the Company's other SEC filings, and including, in particular, risks relating to government regulation, dependence on certain industries, fixed price nature of contracts, dependence on personnel, management of growth and competition.


ITEM 1. BUSINESS.

Company Overview

         Pharmaceutical Product Development, Inc. ("PPD" or "the Company") provides a broad range of research and consulting services in the life and environmental sciences. The Company's life sciences subsidiaries include PPD Pharmaco, Inc. and Clinix International Inc. PPD Pharmaco is a leading contract research organization ("CRO") providing integrated product development services on a global basis to complement the research and development activities of companies in the pharmaceutical and biotechnology industries. Through its environmental sciences subsidiary, APBI Environmental Sciences Group, Inc., operating under the trade name ENVIRON, the Company provides assessment and management of chemical and environmental health risk.

         In September 1996, a wholly-owned subsidiary of the Company was merged with and into Applied Bioscience International Inc. ("APBI") pursuant to which APBI became a wholly-owned subsidiary of the Company. Subsequent to the merger, the Company believes it is the third largest CRO in the world. The Company's CRO operations (formerly doing business as Pharmaceutical Product Development, Inc., or PPD) and APBI's CRO business (formerly doing business as Pharmaco International) have been integrated and now operate under the trade name PPD Pharmaco.

     Life Sciences Group

         The Company's Life Sciences Group provides services through PPD Pharmaco, Inc. and its wholly-owned European, South American and South African subsidiaries (collectively "PPD Pharmaco"), and through Clinix International Inc. ("Clinix"), which currently operates through one division using the trade name Chicago Center for Clinical Research ("CCCR").

         PPD Pharmaco offers its clients high quality, value-added services designed to reduce drug development time. Reduced development time allows the client to get its products into the market faster and to maximize the period of marketing exclusivity and the economic return for such products. In addition, PPD Pharmaco's integrated services offer its clients a variable cost alternative to the fixed costs associated with internal drug development. PPD Pharmaco's professional CRO services include Phase I clinical testing, laboratory services, Phase II-IV clinical trial management, clinical data management and biostatistical analysis, treatment Investigational New Drug Applications, medical writing and regulatory services, and healthcare economics and outcomes research. The Company believes that it is one of a few CROs in the world capable of providing such a broad range of clinical development services.

         Clinix was established in 1995 as a wholly-owned subsidiary of APBI. In August 1995, Clinix acquired the business and substantially all of the assets of CCCR, a nationally recognized organization which conducts clinical trials in the pharmaceutical and food and nutrition industries. The Company believes the acquisition of CCCR is of strategic importance in enhancing and expanding the range of clinical development services offered.

         In addition to the acquisition of APBI, the Company furthered its expansion outside of the U.S. in 1996 through the acquisition of Trilife Gesellschaft Fur Medizinische Entwicklung Verwaltungs GmbH ("Trilife") in Germany, Medisys S.L. ("Medisys") in Spain and Q&Q Suporte A Pesquisa Clinica Ltda. ("Q&Q") in Brazil. The consideration for Trilife consisted of approximately $567,000 paid at closing. In addition, the Company may pay up to an additional $135,000 as additional purchase price, dependent upon the performance of Trilife for a certain period after the acquisition. The consideration for Medisys consisted of $400,000 paid at closing, plus an additional $300,000 due on each of the first and second anniversaries of the acquisition. The consideration for Q&Q consisted of $500,000 paid at closing, plus an additional $100,000 due on each of the first three anniversaries of the acquisition. In 1996, the Company also acquired Data Acquisition and Research
(DAR) Limited ("DAR"), located in Scotland, which allowed it to expand its biostatistics and data analysis capabilities in Europe. The consideration for DAR consisted of cash paid at closing of $992,000, plus an additional $348,000 to be paid in 10 installments between June 1997 and December 2001. Subsequent to year end, the

Company acquired Belmont Research, Inc. ("Belmont") in a transaction to be accounted for as a pooling of interests. Belmont provides software development and system integration services to the pharmaceutical industry. The consideration for Belmont consisted of 502,384 shares of the Company's common stock plus the issuance of approximately 115,000 options to acquire shares of the Company's common stock.

         In November 1995, APBI sold its toxicology laboratories, located in New Jersey and Suffolk, England, to Huntingdon International Holdings plc ("Huntingdon"). The Company received as consideration net cash proceeds of $32.5 million and Huntingdon's Phase I clinical center located in Leicester, England, at an agreed-upon value of $4.5 million.

   Environmental Sciences Group

         ENVIRON. The Company's Environmental Sciences Group provides services through APBI Environmental Sciences Group, Inc., operating under the trade name ENVIRON. ENVIRON is a multidisciplinary environmental and health sciences consulting firm that provides a broad range of services relating to the presence of hazardous substances in the environment, in drugs and medical devices, in consumer products and in the workplace. Services provided by ENVIRON are concentrated in the assessment and management of chemical risk and are characterized by engagements supporting private sector clients with complex, potentially high-liability concerns.

         For the first time, the Company expanded its environmental services business outside the U.S. with the acquisition of Environmental Assessment Group Limited ("EAG"), located in the United Kingdom, in September 1996. The consideration for EAG consisted of $1.9 million cash, a note for approximately $350,000 and the potential to earn up to an additional $500,000, depending upon the profits of EAG during the two years after the acquisition. Subsequent to year end, the Company furthered its expansion in its Environmental Sciences Group through the acquisition of Technical Assessment Systems, Inc. ("TAS") in January 1997. The consideration for TAS consisted of cash of $490,000, a note for $300,000 and the potential to pay an additional amount depending upon TAS' profitability for a certain period after the acquisition.

Industry Overview

   Life Sciences Group

         The CRO industry provides independent product development services to the pharmaceutical and biotechnology industries. In general, CROs derive substantially all of their revenue from the research and development expenditures of pharmaceutical and biotechnology companies. The CRO industry has evolved from providing limited clinical services in the 1970s to a full-service industry today that encompasses the clinical research process (including pre-clinical evaluations), study design, clinical trial management, data collection and biostatistical analysis and product registration support. All of these services are provided in accordance with applicable government regulations covering clinical trials and the drug approval process in the jurisdictions where the services are provided, including the regulations of the Food and Drug Administration ("FDA") in the United States and the European Medicines Evaluation Agency ("EMEA").

         The healthcare industry is subject to changing political, economic and regulatory influences that may affect the pharmaceutical and biotechnology industries. Implementation of government healthcare reform may adversely affect research and development expenditures by pharmaceutical and biotechnology companies which could decrease the business opportunities available to the Company. The Company is unable to predict the likelihood of such or similar legislation being enacted into law or the effects such legislation would have on the Company.

         As a general matter, the clinical CRO industry is not capital intensive and the financial costs of entry into the industry are relatively low. The CRO industry is highly fragmented, with several hundred small, limited-service providers, several medium-sized CROs and a few full-services CROs with international capabilities. Although there are few barriers to entry for small, limited-service providers, the Company believes that there are significant barriers to becoming a full-service CRO with international capabilities. Some of these barriers include the cost and experience necessary to develop broad therapeutic expertise, the ability to manage large, complex clinical trials, the experience to prepare regulatory submissions and the infrastructure and experience to respond to the international needs of clients.

   Environmental Sciences Group

         The environmental industry has long been dependent upon governmental programs and regulations developed in response to concerns regarding the safety of chemicals in the air, water, food, consumer products and land. Historically, much of the growth experienced by environmental firms has come from assisting private sector clients respond to the regulatory systems that have been put into place at both the federal and state levels. In addition, litigation support on behalf of private sector clients involved in disputes with government agencies or other private parties has been a significant source of market opportunity and revenue.

         For the next several years, the Company believes that the environmental industry will find continued, but more limited, opportunities to grow. Opportunities to provide litigation support are expected to increase. However, the extent to which new or existing regulations provide a growing base of business will depend largely on how the differences between the views of the current and new Congressional Class of 1997 and the President are resolved. In addition, after many years of dealing with problems created in the past, general industry, especially the manufacturing, industrial and chemical concerns, is now able to turn its attention to current operations and prevention of future environmental issues. The industry's proactive approach will create new and expanding opportunities for the environmental industry. For example, leaders in industry are already developing programs to incorporate safety, health and environmental considerations into their product and process design. A growing area for the environmental industry to provide services is in assisting companies to incorporate environmental and public health concerns into plans for effective corporate strategic growth.

         The Company believes that international opportunities for environmental industry growth will continue to expand as the world moves toward a global economy. Companies seeking to enter the world economy will need assistance in developing environmental management systems and in monitoring these programs for compliance with international standards. In addition, as world markets become more developed, opportunities will increase for the environmental industry to assist private firms in merger and acquisition planning and in general evaluation and management of environmental and public health risks. The Company believes that its acquisition of EAG will allow it to better pursue these opportunities.

The Drug Development Process

         Before a new drug is marketed, the drug must undergo extensive testing and regulatory review in order to determine that it is safe and effective. The development process consists of two stages: pre-clinical and clinical. The first stage is the pre-clinical research, in which the new drug is tested in vitro (test tube) and in animals, generally over a one-to three-year period, in order to determine the basic biological activity and safety of the drug. The Company does not provide animal-based services in this stage of development. If the drug is perceived to be safe for human testing, the drug then undergoes a series of clinical tests in humans. During the clinical stage, one of the most time-consuming and expensive parts of the drug development process, the drug undergoes a series of tests in humans, including healthy volunteers and patients with the targeted disease or condition.

         Prior to commencing human clinical trials in the United States, the sponsor must file an Investigational New Drug ("IND") application with the FDA. In order to receive IND status, the sponsor of the new drug must provide available manufacturing data, pre-clinical data, information about any use of the drug in humans in other countries or in the United States for other purposes and a detailed plan for the conduct of the proposed clinical trials. The design of these trials, also referred to as the study protocols, is essential to the success of the drug development effort, because the protocols must correctly anticipate the nature of the data to be generated and results that the FDA will require before approving the drug. In the absence of any FDA comments within 30 days after the IND filing, human clinical trials may begin.

         Although there is no statutory definition of the structure or design of clinical trials, human trials usually start on a small scale to assess safety and then expand to larger trials to test efficacy. These trials are usually grouped into the following three phases, with multiple trials generally conducted within each phase:

         - Phase I. Phase I trials involve testing the drug on a limited number of healthy individuals, typically 20 to 80 persons, to determine the drug's basic safety data relating to tolerance, absorption, metabolism and excretion as well as other pharmacological indications and actions. This phase lasts an average of six months to one year.

         - Phase II. Phase II trials involve testing a small number of volunteer patients, typically 100 to 200 persons who suffer from the targeted disease or condition, to determine the drug's effectiveness and dose response relationship. This phase lasts an average of one to two years.

         - Phase III. Phase III trials involve testing large numbers of patients, typically several hundred to several thousand persons, to verify efficacy on a large scale, as well as long-term safety. These trials involve numerous sites and generally last two to three years.

         After the successful completion of all three clinical phases, the sponsor of a new drug in the United States submits a New Drug Application ("NDA") to the FDA requesting that the product be approved for marketing. The NDA is a comprehensive, multi-volume filing that includes, among other things, the results of all pre-clinical and clinical studies, information about the drug's composition and the sponsor's plans for producing, packaging and labeling the drug. In addition, while the FDA does not use price as a criterion for approving a new drug, advisory panels of scientists that help the FDA evaluate new types of therapies have started taking cost into consideration. The FDA's review of an NDA can last from a few months, for drugs related to life-threatening circumstances, to many years, with the average review lasting two and one-half years. Drugs that successfully complete this review may be marketed in the United States, subject to the conditions imposed by the FDA.

         As a condition to its approval of a drug, the FDA may require that the sponsor conduct additional clinical trials following receipt of NDA approval to monitor long-term risks and benefits, study different dosage levels or evaluate different safety and efficacy parameters in target patient populations. In recent years, the FDA has increased its reliance on these trials, known as Phase IV trials, which allow new drugs that show early promise to reach patients without the delay associated with the conventional review process. Phase IV trials usually involve thousands of patients.

Regulatory Environment

         The market for the services offered by both the Company's CRO operations and ENVIRON has developed as a result of significant laws and regulations governing the development and testing of certain drugs and hazardous substances and the impact of hazardous substances on the environment.

         Many countries require safety testing prior to obtaining governmental approval to market various substances, including pharmaceutical products, industrial chemicals and agrochemicals. The most significant laws and regulations concern the safety of pharmaceutical products. The results of clinical tests conducted upon pharmaceutical products must be submitted to appropriate government agencies, such as the FDA in the U.S., the EMEA and national regulatory agencies in Europe and the Ministry of Health and Welfare in Japan, as part of the relevant pre-market approval process in individual countries.

         Manufacturers of industrial chemicals and agrochemicals must also comply with toxicological testing requirements in connection with the pre-market approval process. In recent years, heightened concern over the presence of potentially toxic substances in the environment has focused attention on the need to evaluate the effects of existing and new chemical substances. As a result, regulations have been enacted in many jurisdictions expanding the regulatory process for industrial chemical and agrochemical products, including the Toxic Substances Control Act ("TSCA") and the Federal Insecticide, Fungicide & Rodenticide Act in the United States ("FIFRA"), and the council Directive 91/414/EEC in Europe.

         The management and remediation of hazardous substances in the environment are also subject to extensive federal legislation in the U.S., including the Comprehensive Environmental Response, Compensation and Liability Act of 1980 ("CERCLA", commonly known as the "Superfund" legislation) and the Superfund Amendment and Reauthorization Act of 1986 ("SARA"), which address problems involving the remediation of past waste disposal practices; the Resource Conservation and Recovery Act of 1976 ("RCRA") and the Hazardous Solid Waste Amendments of 1984, which regulate the management of newly created wastes; the Safe Drinking Water Act of 1974; the Clean Water Act; the Occupational Safety and Health Act ("OSHA") and the 1990 Clean Air Act Amendments. In addition, state authorities have enacted significant environmental legislation, including California's Safe Drinking Water and Toxic Enforcement Act of 1986 and New Jersey's Industrial Site Recovery Act.

Trends Affecting the CRO Industry

         In 1996, worldwide expenditures on research and development by pharmaceutical and biotechnology companies are estimated to have been $30 billion, of which the Company estimates $10-15 billion was spent on drug development activities of the type offered by the CRO industry. The Company believes that approximately $2.7 billion of such spending was outsourced to CROs.

         The Company believes that the outsourcing of drug development activities by pharmaceutical and biotechnology companies has been increasing and will continue to increase for the following reasons:

         Cost Containment Pressures

         Market forces and governmental initiatives have placed significant pressure on pharmaceutical and biotechnology companies to reduce drug prices. Pressures on profit margins have arisen from increased competition as a result of patent expiration, market acceptance of generic drugs and governmental and private efforts to reduce healthcare costs. In addition, private managed care organizations are beginning to limit the selection of drugs from which affiliated physicians may prescribe, thereby further increasing competition among pharmaceutical and biotechnology companies. The Company believes that the pharmaceutical industry is responding to these pressures by downsizing operations, decentralizing the internal research and development process and converting the fixed costs of maintaining a research and development infrastructure to variable costs by outsourcing drug development activities to CROs. The downsizing of research and development activities also creates demand for CROs as internal development bottlenecks arise when a large number of compounds emerge from the research process and need to be pushed through the development pipeline. In addition, increased pressure to differentiate products and to generate support for product pricing serves as the foundation for growth in the area of healthcare economics, both with respect to drugs under development and to products already on the market.

         Revenue Enhancement Through Faster Drug Development

         Pharmaceutical and biotechnology companies face increased pressure to bring innovative, patent-protected medicines to market in the shortest possible time, while following good science practices and adhering to government regulations. Pharmaceutical and biotechnology companies are attempting to increase the speed of new product development, and thereby maximize the period of marketing exclusivity and economic returns for their products, by outsourcing development activities to CROs. The Company believes that CROs, by providing specialized development services, are often able to perform the needed services with a higher level of expertise or specialization, and more quickly, than a pharmaceutical or biotechnology company could perform such services internally. In addition, some pharmaceutical and biotechnology companies are beginning to contract with large full-service CROs to conduct all phases of clinical trials for new product programs lasting several years, rather than separately contracting specific phases of drug development to several different CROs, an approach which the Company believes may result in shorter overall development times.

         Biotechnology Industry Growth

         The United States biotechnology industry has grown rapidly over the last ten years and is developing significant numbers of new drug candidates that will require regulatory approval. Many of these new drug candidates are now moving into clinical development and many biotechnology companies do not have the necessary staff, expertise or financial resources to conduct clinical trials on their own. Accordingly, many of these companies have chosen to outsource the product development process rather than expend significant time and resources to develop an internal clinical development capability. Further, PPD Pharmaco's experience suggests that biotechnology companies are increasingly turning to CROs for their sophisticated regulatory expertise to provide assistance in the generation of the ideal development plan. Moreover, the biotechnology industry is expanding into and within Europe, providing growth opportunities for CROs with international capabilities.

         Need for International Support

         Pharmaceutical and biotechnology companies are attempting simultaneous filings of registration packages in several major jurisdictions rather than following the past practice of sequential filings. The studies to support such registration packages may include a combination of multinational and domestic trials. Pharmaceutical and biotechnology companies may turn to CROs for assistance with such trials, as well as collecting, analyzing, integrating and reporting the data. The Company believes that CROs with an international presence and management experience in the simultaneous filing of multiple applications may benefit from these trends.

         Consolidation in the CRO Industry

         As a result of competitive pressures, the CRO industry is consolidating. Mergers and acquisitions, including the Company's merger with APBI, have resulted in the emergence of several large, full-service CROs that have the capital, technical and financial resources to conduct all phases of clinical trials on behalf of pharmaceutical and biotechnology companies. As pharmaceutical and biotechnology companies increasingly outsource development, they may turn to larger CROs that provide a broad range of clinical services, while at the same time they may also limit the number of CROs they choose to provide such services. The Company believes that this trend will further concentrate market share among larger CROs with a track record of speed, flexibility, responsiveness and overall development experience and expertise.

Company Strategy

         The Company's fundamental strategy is to distinguish its services on the basis of superior performance. The Company strives to deliver to its clients efficient and innovative services that accelerate the rate of new product development. The Company intends to expand the depth and breadth of its services by (i) capitalizing on its managerial and operational strengths, (ii) focusing on hiring and training its staff, (iii) focusing on its strategic marketing initiatives, (iv) developing its services in healthcare economics and communications consulting, (v) pursuing strategic acquisitions, (vi) expanding geographically and (vii) pursuing opportunities provided by technological advances.

         Management and Operational Strength

         The Company is guided by senior management who have spent much of their careers as development experts within major pharmaceutical companies and who have a record of success before the United States FDA and the EMEA in Europe. PPD Pharmaco concentrates on its core operational strengths in all phases of clinical studies and other critical path studies such as treatment Investigational New Drug Applications. Timely performance is based on parallel drug development processes and leveraging the knowledge and experience of management and investigators. Basic medical, scientific and regulatory services continue to be integrated with, and streamlined through, advances in various areas of technology, all directed toward a reduction in overall development times. PPD Pharmaco emphasizes efficiencies in each phase of clinical trials, data acquisition, data management and analysis, report writing and report filing, in order to reduce the time and cost of obtaining regulatory approval for its clients' products. As a means of differentiating itself from its competitors, PPD Pharmaco emphasizes therapeutic area specialization, in particular in the areas of virology/AIDS/infectious diseases, gastroenterology/metabolic diseases, cardiovascular diseases, critical care, pulmonary/allergy, central nervous systems, dermatology, food and nutrition, oncology, rheumatology and women's health.

         Hiring and Training

         The Company believes that its success is based on the quality and dedication of its employees. The Company strives to hire the best available people in terms of ability, attitude, experience and fit with the Company's performance philosophy. New employees are trained extensively, and the Company believes that it is an industry leader in the thoroughness of its training programs. In addition, employees are encouraged to continually upgrade and broaden their skills through internal and external training. As new technologies develop, employees are equipped with and trained to make use of such technological innovations.

         Strategic Marketing

         PPD Pharmaco focuses its marketing and sales efforts with an emphasis on high volume clients with needs in the service segments and therapeutic areas in which the Company specializes. Direct salespeople concentrate on a group of assigned clients, marketing across service segments. PPD Pharmaco's business development personnel consult with potential clients early in the bidding stage in order to determine their needs. The business development personnel and PPD Pharmaco's project managers then invest significant time to determine the optimal way to design and carry out the potential client's proposal. PPD Pharmaco's recommendations to the potential client with respect to study design and implementation are an integral part of PPD Pharmaco's bids and an important aspect of the integrated services that PPD Pharmaco offers to its clients. PPD Pharmaco believes that its extensive preliminary efforts relating to the evaluation of a potential client's proposed clinical protocol and implementation plan allows accelerated commencement of the clinical trial after the contract has been awarded to PPD Pharmaco.

         ENVIRON conducts separate marketing activities at each of its office locations, and believes that its regional presence enables its professionals to gain a greater knowledge of regional environmental issues, a better understanding of regional laws and regulations and a more constructive working relationship with regional governmental agency personnel. Because of the technical nature of ENVIRON's business, most marketing activities at each of ENVIRON's operating divisions are conducted by technical and scientific personnel, with initial contacts frequently followed up by personal visits to clients' offices.

         The Company sponsors and encourages the participation by its personnel in a variety of scientific endeavors, including the presentation of papers by its professional staff at meetings of professional societies and major conferences and the publication of scientific articles in respected journals. The Company believes such activities enhance its reputation for professional excellence. The Company's core marketing efforts are complemented by advertising in trade journals and by exhibits at scientific conferences.

         Healthcare Economics and Outcomes Research

         The healthcare market in the United States is evolving from a fragmented system of individual providers with little incentive to control costs to a managed care system in which large organizations attempt to lower the cost of healthcare through a number of means. The Company believes that such market dynamics support the need for healthcare economics analysis and outcomes research. PPD Pharmaco offers programs integrating such analysis in clinical development programs to support regulatory approval, as well as pricing, marketing and reimbursement strategies. While PPD Pharmaco's current focus in this area is on its traditional client base within the pharmaceutical and biotechnology industries, both with respect to drugs under development and products already on the market, PPD Pharmaco expects to extend such services to payers and providers as well.

         Acquisitions

         The Company will continue to actively seek strategic acquisitions, both within and outside current CRO service segments. Acquisition candidates must provide opportunities for innovation, synergy and growth. The Company's criteria for acquisitions may include complementary client lists, ability to increase market share within and across clients, complementary therapeutic area and service segment strengths, strategic geographic capabilities or particular process expertise.

         Acquisitions involve numerous risks, including difficulties in the assimilation of the operations and services of the acquired companies, the expenses incurred in connection with the acquisition and subsequent assimilation of operations and products, the diversion of management's attention from other business concerns and the potential loss of key employees of the acquired company. If the Company consummates any acquisitions in the future, there can be no assurance that such acquisitions will be successfully integrated into the Company's operations.

         The Company's merger with APBI allowed the Company to become one of the few full-service, multi-national CROs, capable of monitoring clinical trials involving hundreds of investigative sites, conducted simultaneously in North America and Europe.

         Geographical Expansion

         In addition to the merger with APBI, the Company's recent acquisitions in Germany, Spain, Brazil, Scotland and England reflect its commitment to strategic geographic expansion. Outside the United States, PPD Pharmaco currently has operations in many locations in Europe, along with Australia, Brazil, Canada and South Africa. PPD Pharmaco has identified certain strategic areas of promise where CROs currently have limited or no presence and intends to selectively pursue these and other strategic opportunities internationally.

         With its recent acquisition of EAG in the United Kingdom, the Company's Environmental Sciences Group has expanded outside the U.S. for the first time. ENVIRON will continue to pursue other strategic opportunities, both within the U.S. and internationally.

         Technological Advances

         PPD Pharmaco believes that optimizing the use of information technology in conjunction with drug development experience can accelerate the drug development process and yield valuable marketing information. PPD Pharmaco has experience in the use of information technology in clinical trial management and offers or is developing a wide range of technology-based services, including initial market research and study design, remote monitoring and data acquisition, ongoing study management, outcomes research, patient and disease management and the filing of Computer Assisted New Drug Applications and Product License Applications. The Company believes that the use of third-party systems and selected internally developed software allows it to offer its clients the best available technology for expediting the drug development process.

Services Offered

   Life Sciences Group

         PPD Pharmaco has designed its various services to be flexible and integrated in order to assist its clients in optimizing their research and development spending through the clinical stages of the drug development process. PPD Pharmaco provides Phase I clinical testing, laboratory services, Phase II-IV clinical trial management, clinical data management and biostatistical analysis, treatment Investigational New Drug Applications, medical writing and regulatory services and healthcare economics and outcomes research for its clients. PPD Pharmaco's services can be provided individually or as an integrated package of services to meet its client's needs. Through the CCCR division of Clinix, the Life Sciences Group participates in and conducts clinical trials in the pharmaceutical and food and nutrition industries. During 1996, $152.3 million, or 77.0%, of the Company's net revenue was generated by the Life Sciences Group.

         Phase I Clinical Testing

         After an Investigational New Drug Application has been filed with the FDA, human testing of a new drug can begin. The drug is typically first administered to healthy volunteers to determine the drug's basic safety data based on tolerance, absorption, metabolism, excretion and other pharmacological actions. Later, special studies are conducted in volunteers and special patient populations to further define the drug's overall pharmacological profile. PPD Pharmaco is the largest Phase I provider, with clinical testing services conducted in its 200-bed unit in Austin, Texas, its 66-bed unit located near Research Triangle Park, North Carolina and its 52-bed unit in Leicester, England. The Phase I's professional nursing staff administers general Phase I safety tests, special population studies and bioavailability and bioequivalence testing. Special population studies may involve the elderly, women or patients with specific diagnoses such as renal failure or asymptomatic HIV disease.

         The Company's clinical research studies rely upon the ready accessibility and willing participation of volunteer subjects. These subjects generally include volunteers from the communities in which the studies are conducted, including the Phase I centers in Austin, Texas; Raleigh, North Carolina and Leicester, England; which have provided a substantial pool of potential subjects for research studies. The Company's business could be adversely affected if the Company were unable to attract suitable and willing volunteers.

         Bioavailability and bioequivalence testing, generally conducted each time the dosage, form or formulation of the drug is modified, involves administration of the test compounds and obtaining biological fluids sequentially over time to measure absorption, distribution, metabolization and excretion of the drug.

         PPD Pharmaco attempts to manage its Phase I services to maximize scheduling flexibility and efficiency. The services also can be smoothly and quickly integrated with PPD Pharmaco's other service segments such as laboratory, pharmacokinetic and biostatistical services. PPD Pharmaco is one of the few full-service CROs offering Phase I clinical testing in the United States and Europe.

         Laboratory Services

         PPD Pharmaco provides bioanalytical and product analysis services through its laboratories in Richmond, Virginia, and Madison, Wisconsin. Biological fluid samples from clinical studies, such as those conducted by PPD Pharmaco's Phase I units, must be transported to a laboratory such as PPD Pharmaco's to be analyzed for drug and metabolite content and concentration. PPD Pharmaco currently has approximately 275 non-proprietary validated assays available for its clients' use in conducting laboratory analyses, thereby qualifying PPD Pharmaco for a wide range of assignments. PPD Pharmaco's laboratories also process fluid samples for pre-clinical studies.

         Product analysis services include dissolution and stability studies which are necessary to characterize a dosage form's release patterns and stability under various environmental conditions in the intended package for marketing. These studies must be carried out over the commercial life of products, beginning at the clinical trial stage. New formulations require the same set of studies as the original dosage form. Comprehensive measurement services include Gas Chromatography/Mass Spectrometry, Liquid Chromatography/Mass Spectrometry, High Performance Liquid Chromatography, Gas Chromatography, Radioimmunoassay and Enzyme Linked Immunosorbent Assay. Support services include HIV positive sample handling, sample/data management for kinetic studies from multi-center trials and sample/data archiving.

         PPD Pharmaco is one of a few full-service CROs able to offer its clients the advantages of both bioanalytical and product analysis and Phase I clinical testing.

         Phase II-IV Clinical Trial Management

         The core of PPD Pharmaco's business is a comprehensive package of services for the conduct of Phase II-IV clinical trials, which, in concert with its other analytical and Phase I testing services, allows PPD Pharmaco to offer its clients an integrated package of clinical management services. The Company has significant clinical trials experience in the areas of:

         AIDS Primary disease and treatment/prophylaxis of opportunistic infections

         Analgesia                  Acute and chronic pain modeling

         Biotechnology              Growth hormone, multiple sclerosis, sepsis,
                                    wound healing

         Cardiovascular disease     Congestive heart failure, hypertension,
                                    global survival trials

         Central nervous system     Schizophrenia, depression, anxiety,
         disease                    obsessive-compulsive disorders, panic
                                    disorders

         Critical care              Acute Respiratory Distress Syndrome,
                                    disseminated fungal diseases, sepsis

         Dermatology                Wound healing, acne, hair loss

         Food and Nutrition         Fat substitutes, beta carotene,
                                    oligofructose, fibers

         Gastroenterology           Duodenal ulcer, gastric ulcer,
                                    gastro-esophageal reflux disease, H. pylori, nonsteroidal anti-inflammatory drug-induced ulcers

         Infectious disease         Acute and critical

         Metabolic disease          Diabetes, hormone replacement therapy

         Oncology                   Ovarian, lung cancer

         Pulmonary/Allergy          Asthma, allergic rhinitis, community
                                    acquired pneumonia

         Rheumatology               Rheumatoid and osteoarthritis

         Virology AIDS, herpes simplex, chronic hepatitis B, chronic hepatitis C

         Women's health             Hormone replacement, oral contraception

         Clients' needs are served by conducting clinical trials through a dedicated project team. A project manager supervises all aspects of the conduct of the clinical trial, while PPD Pharmaco's clinical research associates are in the field, monitoring the trial at the various investigational sites where it is being conducted. Within this project-oriented structure, PPD Pharmaco can manage every aspect of the clinical trials in Phases II through IV of the drug development process, including protocol development, case report form ("CRF") design, feasibility studies, investigator selection, recruitment and training, site initiation and monitoring, accelerated patient enrollment, development of training materials for investigators and training of clients' staff.

         PPD Pharmaco monitors its clinical trials in strict adherence to government regulations. PPD Pharmaco has adopted standard operating procedures which are intended to satisfy regulatory requirements and serve as a tool for controlling and enhancing the quality of its clinical trials. PPD Pharmaco's procedures are written in accordance with the regulations and guidelines appropriate to the region where they will be used, thus ensuring compliance with Good Clinical Practice ("GCP") requirements. In North America, FDA regulations and guidelines serve as a basis for PPD Pharmaco's procedures. The European Community has agreed to conduct all studies in accordance with the International Conference on Harmonization ("ICH")'s recommendations which set global clinical study standards based on GCP. ICH guidelines have superseded the European Community Note for Guidance, "Good Clinical Practice for Trials on Medicinal Products in the European Community." The FDA is expected to adopt the ICH's standards. Data generated during clinical trials are compiled, analyzed, interpreted and submitted in report form to the FDA or other relevant regulatory agencies for purposes of obtaining regulatory approval.

         PPD Pharmaco provides its clients with one or more of the following core Phase II-IV clinical trials management services using parallel processing to accelerate the development process:

                  Study Design. PPD Pharmaco serves its clients in the critical area of study design by applying its wide development experience in the preparation of the study protocols and CRFs. The study protocol defines the medical issues to be examined in evaluating the safety and efficacy of the drug under study, the number of patients required to produce statistically valid results, the clinical tests to be performed in the study, the time period over which the study will be conducted, the frequency and dosage of drug administration and the exact inclusion and exclusion criteria to be met for the patients enrolled in the study. The success of the study depends not only on the ability of the protocol to correctly predict requirements of regulatory authorities, but also on the ability of the protocol to fit coherently with the other aspects of the development process and the ultimate marketing strategy for the drug. This includes healthcare economic components to support rational pricing and positioning.

                  Once the study protocol has been finalized, CRFs must be developed to record the desired information to be obtained from the clinical studies. The various other disciplines involved in the drug development process, including data management, must work closely with the clinical trial management project team to assure that the right data are acquired in a form which is most efficient for subsequent data entry, management and reporting. Proper CRF design is critical to allowing investigators and field monitors to conduct their respective jobs quickly, accurately and effectively.

                  Investigator Recruitment. During the clinical trials, administration of the drug to patients is supervised by physicians, also referred to as investigators, at hospitals, clinics or other locations, also referred to as investigational sites. The Life Sciences Group solicits the participation in the study of investigators who contract directly with either PPD Pharmaco, CCCR or its client. The successful rapid identification and recruitment of investigators who have the appropriate expertise and an adequate base of patients who satisfy the requirements of the study protocol are critical to the timely completion of the trial.

                  PPD Pharmaco maintains and constantly expands and refines its computerized database of approximately 16,000 investigators. Information regarding PPD Pharmaco's experience with these investigators, including factors relevant to rapid study initiation, are contained in the database. This information allows project managers to choose the appropriate investigators for a particular study in an efficient manner.

                  Study Monitoring. PPD Pharmaco provides study monitoring services which include investigational site initiation, patient enrollment assistance and data collection through subsequent site visits. These visits also serve to assure that data are gathered according to GCP, according to the requirements of the client and applicable regulatory authorities and as specified in the study protocol.

                  Project management and field monitoring services are the operational heart of Phase II and III clinical studies. In most instances a project will meet, exceed or fail to meet expected timeliness for completion based on meeting deadlines during the first few months of study initiation. Therefore, PPD Pharmaco focuses at an early stage on identifying and quickly completing the critical rate-limiting steps of screening and selecting investigators, processing pre-study regulatory paperwork, obtaining investigative review board approvals and scheduling investigational site initiation visits. Drugs under study cannot be released to the investigational sites, and thus the study cannot begin, until these activities have been completed.

                  Following study initiation, PPD Pharmaco utilizes all appropriate methods of accelerating patient recruitment. This may involve PPD Pharmaco's integrated systems of telephone recruitment, telefaxing and media advertising. As with Phase I clinical trials, patient recruitment is critical to the Company's success.

                  Patient data must be obtained from the field efficiently, quickly and accurately to speed subsequent data entry, management and analysis and report writing. PPD Pharmaco acquires data via visits by its field monitors to investigative sites and by electronic means. Field monitors are equipped with laptop computers for the purpose of data collection.

                  PPD Pharmaco has monitored many clinical trials, including a number of very large studies. For example, PPD Pharmaco is in its second five-year contract with the National Institutes of Health ("NIH") to monitor investigational sites for AIDS treatment related trials sponsored by the NIH. This project involves approximately 200 investigational sites and total enrollment of approximately 58,000 patients.

         Clinical Data Management and Biostatistical Analysis

         PPD Pharmaco's data management and biostatistical analysis operations are managed by professionals with extensive pharmaceutical and biotechnology industry experience in the design and construction of local and multinational clinical trial databases. PPD Pharmaco provides clients with assistance in such areas as study design, sample size determination, CRF design and production, fax based monitoring, database design and construction, New Drug Application preparation and production, including electronic submission to the FDA, known as Computer Assisted New Drug Applications and FDA presentations and defense.

         Data management and biostatistical analysis services are offered as discrete products and as part of an integrated drug development program. During the design of development plans and protocols, PPD Pharmaco offers consulting services relating to, and the determination of, sample size parameters for patient enrollment, development of data analysis plans and randomization schemes. During the conduct of clinical trials, PPD Pharmaco assists in the rapid acquisition of clean and accurate data. Following completion of the clinical trials, PPD Pharmaco assists in report preparation and FDA presentations. PPD Pharmaco's biostatisticians may participate with clients in meetings with the FDA to present and defend biostatistical analyses prepared by PPD Pharmaco. PPD Pharmaco has expertise in electronically capturing and integrating geographically diverse data. PPD Pharmaco employs SAS, Clintrace, Oracle and BBN Clintrial software, as specified by clients, combined with customized programs developed by PPD Pharmaco.

         Drug development time is reduced by performing data management and biostatistical analysis activities in parallel with other drug development activities where possible. For example, data management personnel work with clinical program managers and field monitors to continuously enter data, program output tables and listings and validate the database so that there is a rapid progression from data lock, to database freeze, to final tables and listing preparation and to biostatistical analyses. Similarly, there is a close working relationship with medical writing and regulatory services personnel.

         Treatment Investigational New Drug Application

         A treatment Investigational New Drug ("IND") Application is an application by a pharmaceutical or biotechnology sponsor and the associated procedure to allow patients to receive treatment with an investigational new drug for a serious or immediate life-threatening disease, such as AIDS or multiple sclerosis, for which no comparable or satisfactory therapy is available. This treatment is provided during the clinical trial phase of development, but outside the controlled clinical trial. For promising new drugs, the treatment IND application has the advantage of getting the new drug into an expanded patient base early, as well as allowing earlier publicity about the potential success of the drug. PPD Pharmaco's involvement in a treatment IND application may range from monitoring the treatment to an integrated service project involving full investigational site management, data management and biostatistical analysis and report writing.

         Medical Writing and Regulatory Services

         PPD Pharmaco provides report writing and regulatory services to its clients in a manner designed to complement parallel development processes to reduce overall development time. Strategic plan and protocol design services provided at the beginning of a project, combined with clear, concise data presentation, analysis and discussion at the completion of the project assist the client in obtaining regulatory approvals. These services are fully integrated with PPD Pharmaco's other services to assure maximum speed consistent with good service and regulatory compliance.

         PPD Pharmaco maintains a large internal compliance and quality assurance department to provide in-process monitoring of GCP performance. PPD Pharmaco also offers these services to clients to assess their own trials, whether conducted by the client or another CRO.

         Healthcare Economics and Outcomes Research

         PPD Pharmaco is developing a number of services in the healthcare economics area to be offered to pharmaceutical and biotechnology companies as well as managed care payers and providers. These services include prospective and retrospective clinicoeconomics analysis, quality of life and drug therapy evaluation, large sample market research, clinical hypothesis testing for product marketing, enhanced patient, investigator and managed care plan recruiting, managed care consulting, patient therapeutic support systems and disease management consulting.

   Environmental Sciences Group

         APBI Environmental Sciences Group currently provides health and environmental sciences and engineering consulting services through its ENVIRON division. During 1996, the Environmental Sciences Group generated 23.0% of the Company's net revenue.

         ENVIRON is a leading provider of multidisciplinary consulting services in the chemical risk assessment and risk management field. ENVIRON provides services primarily to private sector clients facing potentially high liability as a result of the presence of hazardous substances in the environment, in drugs and medical devices, in consumer products and in the workplace. ENVIRON's engagements typically involve providing creative, multidisciplinary solutions to complex problems.

         ENVIRON provides services primarily in two areas: (1) health sciences and (2) environmental sciences and engineering. ENVIRON's health sciences staff includes professionals trained in toxicology, epidemiology, chemistry, biochemistry, microbiology, industrial hygiene, risk assessment and allied fields. Its environmental sciences and engineering staff includes professionals trained in hydrogeology; geology; environmental chemistry; environmental, chemical and civil engineering and ecotoxicology, ecology and natural resources. Approximately 43% of ENVIRON's employees have advanced degrees at the master's level or above. Of those with advanced degrees, approximately 35% have attained their Ph.D.

         ENVIRON offers services in the following areas:

         Chemical Risk Assessment and Risk Management

         ENVIRON assesses the potential risk of injury to human health and the environment associated with industrial chemicals during all stages of manufacturing use and disposal. It also provides assistance in determining exposures and the potential health impact of chemicals present in food, consumer products, pharmaceuticals, medical devices and the workplace.

         The chemical risk assessment services provided by ENVIRON typically involve two components. ENVIRON analyzes toxicological and biological data to assess the inherent hazard or toxicological properties of industrial chemicals and other substances. In addition, ENVIRON assesses the physical-chemical properties of industrial chemicals and other substances in the media in which they are found to evaluate the fate and transport of such substances in the environment and the potential for exposure. The assessments performed by ENVIRON are generally used to evaluate the potential for public health risk and ecological damage. ENVIRON also assists clients in developing workplace standards for industrial chemicals and prepares assessments of risks resulting from occupational exposure. In addition, ENVIRON conducts audits to determine compliance with specific laws regulating chemical releases into air, water and other environmental media and to obtain permits for manufacturing or processing facilities.

         ENVIRON provides such services in a variety of project areas, including complex hazardous waste sites, current and former industrial manufacturing facilities, leaking underground storage tanks, municipal and hazardous waste disposal facilities, incinerators, abandoned mine sites, pesticide-contaminated agricultural land and large-scale spills and releases. In performing assessments, ENVIRON also analyzes the potential for exposure at the project site and the surrounding environment.

         Environmental Liability Assessments

         ENVIRON performs environmental liability assessments of industrial properties, commercial and residential developments, undeveloped parcels of land and hazardous waste sites to identify practices that could result in significant exposure or liability. These services include environmental audits to determine compliance with current and anticipated federal, state and local regulations and to estimate the present value of environmental liabilities. Such assessments have been performed across a broad range of industries, including iron and steel; pulp and paper; mining, oil and gas; textiles, lumber and wood; plastics, leather and electronics.

         Site Investigation and Remediation

         ENVIRON assists clients in determining the nature and extent of contamination at industrial and hazardous waste sites through the collection and analysis of soil, water and sediment samples. ENVIRON's services in this area also include the evaluation and analysis of the cost-effectiveness of various alternative remediation strategies designed to protect human health and the environment. ENVIRON also designs the selected remedial strategy, hires subcontractors as appropriate and provides oversight of the implementation of the strategy. Such services are often provided in connection with the negotiation and resolution of disputes that relate to the apportionment of liability arising under various federal, state and local statutes, or private contracts.

         Litigation Support

         ENVIRON provides expert technical assistance and strategic support to clients who are or who anticipate becoming involved in litigation relating to environmental, occupational and product safety issues. These services cut across substantially all of its practice areas. Services provided in this area include reviewing environmental data and waste handling records, allocating liability among multiple site owners, developing information on state-of-the-art waste disposal practices, determining the timing of contaminant release events, evaluating sampling programs and remedial measures developed for contaminated sites, reviewing toxicological and epidemiological data associated with the use of consumer products and establishing relationships between exposure and disease or injury. ENVIRON's senior staff members have extensive experience providing expert testimony in the areas of toxicology, risk assessment and contaminant releases.

         Product Safety Regulation

         ENVIRON provides strategic scientific support and regulatory affairs guidance in the pre-market approval process for and subsequent use of various products, including drugs and pharmaceuticals, medical devices, food additives, consumer products, agricultural chemicals and biotechnology products.

         Air Quality

         ENVIRON offers a full spectrum of air quality services, including: air emissions and dispersion modeling from industrial facilities and hazardous waste sites, including siting studies and air toxics impact evaluations; air pollution compliance assistance, including compliance auditing, regulatory analysis and obtaining local and state permits, as well as federal Title V operating permits; ambient and indoor monitoring program design and implementation; process engineering; emergency release modeling and off-site consequence analysis; analysis of the potential regional air quality impacts of alternative control strategies, including advanced vehicles, alternative and reformulated fuels and other mobile and stationary source control measures and leak detection and repair services, including monitoring equipment recommendations, software/data base management system design, program management consulting and field services.

         Other Environmental Services

         ENVIRON also provides a variety of other services that complement its primary service areas. Such services include facility siting and permitting, water quality assessments, waste management, emergency planning and development and integration of environmental management systems. Although such other services have historically represented a relatively small percentage of ENVIRON's net revenue, the Company believes that it will have opportunities to expand its business in these areas in the future.

Clients and Marketing

         The Company's Life Sciences Group provides development services to pharmaceutical and biotechnology companies. For the year ended December 31, 1996, approximately 83% of the Company's Life Sciences Group's net revenue was attributable to clinical services and 17% to laboratory services. For the year ended December 31, 1996, net revenue of the Life Sciences Group was derived approximately as follows:

                                                              Percentage of
         Source                                                Net Revenue
         ------                                                -----------
         Pharmaceutical                                              80.8%
         Biotechnology                                               11.2
         Government (NIH)                                             1.4
         Other                                                        6.6

         The Company has provided services to 24 of the top 25 pharmaceutical companies in the world as ranked by 1995 research and development spending.

         The Company provides services to the pharmaceutical and biotechnology industries and its revenue is highly dependent on expenditures on research and development by clients in these industries. Accordingly, the Company's operations could be materially and adversely affected by general economic downturns in these industries, the current trend toward consolidation in these industries or other factors resulting in a decrease in research and development expenditures. Furthermore, the Company has benefited to date from the increasing tendency of pharmaceutical and biotechnology companies to outsource large clinical research projects. Should this trend be reversed, the revenue of the Company could be materially and adversely affected. The Company believes that concentration of business among certain large customers is not uncommon in the CRO industry. The Company has experienced such concentration in the past and may experience such concentration in the future. However, during 1995 and 1996, no single client contributed more than 10% of the Company's total net revenue. In 1996, the Company's ten largest clients accounted for approximately 33% of the Company's total net revenue and approximately 44% of the Company's total 1996 net revenue was derived from clients located outside the U.S., in particular in Europe and Japan.

         ENVIRON's clients come from a wide variety of industrial companies. A significant portion of these engagements is initiated by lawyers whose clients are engaged in merger, acquisition or real estate transactions, or who become involved in or anticipate becoming involved in litigation. ENVIRON also provides services to investment banks, lenders, insurance firms, trade associations, and to a lesser extent, state and local government agencies.

Contractual Arrangements

         Many of PPD Pharmaco's contracts are fixed price, with some variable components, and range in duration from a few months to several years. In other contracts, PPD Pharmaco is paid based on applying agreed upon hourly rates to hours worked. Generally, for multi-year contracts involving clinical trials, a portion of the contract fee is paid at the time the trial is initiated, with the balance of the contract fee payable in installments over the trial duration. The installment payments are typically performance-based, relating payment to previously negotiated events, such as investigator recruitment, patient enrollment or delivery of databases. For contracts which are fixed price, PPD Pharmaco bears the risk of cost overruns, but benefits if costs are lower than anticipated. Under-pricing of contracts or significant cost overruns could have a material adverse effect on the Company. Most of PPD Pharmaco's contracts for the provision of its services, including contracts with government agencies, are terminable by the client upon 30- to 90-days' notice under certain circumstances, including the client's unilateral decision to terminate the development of the product or end the study. Contracts may be terminated for a variety of reasons, including the failure of a product to satisfy safety requirements, unexpected or undesired results of the product, the client's decision to forego a particular study or insufficient patient enrollment or investigator recruitment. Although the contracts typically require payment of certain fees for winding down the study and, in some cases, a termination fee, the loss of a large contract or the loss of multiple contracts could materially and adversely affect the Company.

Backlog

         Backlog consists of anticipated net revenue from letters of intent and contracts that have not been completed. Net revenue is defined as professional fee income (gross revenue) less reimbursed costs consisting principally of investigator fees and travel. Once contracted work begins, net revenue is recognized over the life of the contract. In certain cases, PPD Pharmaco begins work for a client before a contract is signed. Backlog does not include anticipated net revenue for which PPD Pharmaco has begun work but for which PPD Pharmaco does not have a letter of intent or signed contract, or fee for service contracts with no specified amount. The order backlog of the Life Sciences Group for the services described above under written agreements, including signed letters of intent, was $156.5 million in net revenue at December 31, 1996, compared to $142.5 million in net revenue at December 31, 1995.

         PPD Pharmaco believes that its backlog as of any date is not necessarily a meaningful predicator of future results, because backlog can be affected by a number of factors, including variable size and duration of contracts, many of which are performed over several years. Additionally, contracts generally are subject to early termination by the client or delay by regulatory authorities for many reasons, including unexpected test results. Moreover, the scope of a contract can change during the course of a study. There can be no assurances that PPD Pharmaco will be able to fully realize all of its backlog as net revenue.

         ENVIRON's net revenue is not represented by an order backlog, as ENVIRON's engagements are generally of an indefinite duration in which services are performed on a time-and-expenses basis. Clients are billed at fixed hourly rates for each staff member involved in an assignment, rather than on a project basis.

Competition

         The CRO industry consists of several hundred small, limited-service providers, several medium-sized CROs and a few full-service global drug development companies. The CRO industry is consolidating and, in recent years, several large, full-service competitors have emerged. This trend of industry consolidation will likely result in greater competition among the larger CROs for clients and acquisition candidates. PPD Pharmaco's competitors include ClinTrials Research Inc., Covance, Inc. (formerly Corning Pharmaceutical Services, Inc.), IBAH, Inc., Parexel International Corporation and Quintiles Transnational Corporation. PPD Pharmaco also competes against certain medium-sized companies. Additionally, PPD Pharmaco competes against the in-house research and development departments of pharmaceutical and biotechnology companies, as well as universities and teaching hospitals. In addition, there are few barriers to entry for small, limited-service entities considering entering the CRO industry. These entities may compete against larger CROs for clients. Furthermore, the CRO industry has attracted the attention of the investment community, which could lead to increased competition by increasing the availability of financial resources for CROs. Increased competition may lead to price and other forms of competition that may adversely affect PPD Pharmaco's operating results.

         CROs compete on the basis of several things, including reputation for on-time quality performance, expertise and experience in specific therapeutic areas, scope of service offerings, strengths in various geographic markets, technological expertise and systems, ability to acquire, process, analyze and report data in a time-saving accurate manner, ability to manage large-scale clinical trials both domestically and internationally, expertise and experience in healthcare economics and communication. The Company believes that it competes favorably in these areas.

         CCCR is among the largest private clinical investigational sites, capable of conducting over 70 trials simultaneously. CCCR's major competitors are other large investigator sites, including reSearch for Health Inc. and Collaborative Clinical Research, Inc.

         ENVIRON competes with many firms, ranging from small local firms to large national firms. ENVIRON competes principally on the basis of reputation, scientific and technical expertise, experience and qualifications of professional staff, quality of services, ability to handle complex problems and its risk assessment orientation. A large percentage of ENVIRON's business is generated by existing or former clients. ENVIRON believes that pricing is generally not the primary factor in attracting the types of engagements on which it focuses, which typically involve providing creative, multidisciplinary solutions and significant value-added services.

Potential Liability and Insurance

     Clinical research services involve the testing of new drugs on human volunteers pursuant to a study protocol. Such testing exposes the Company to the risk of liability for personal injury or death to patients resulting from, among other things, possible unforeseen adverse side effects or improper administration of the new drug. Many of these patients are already seriously ill and are at risk of further illness or death. The Company attempts to manage its risk of liability for personal injury or death to patients from administration of products under study through measures such as contractual indemnification provisions with clients and through insurance maintained by clients. The contractual indemnifications generally do not protect the Company against certain of its own actions, such as negligence. The contractual arrangements are subject to negotiation with clients and the terms and scope of such indemnification vary from client to client and from trial to trial. Although most of PPD Pharmaco's clients are large, well capitalized companies, the financial performance of these indemnities is not secured. Therefore, the Company bears the risk that the indemnifying party may not have the financial ability to fulfill its indemnification obligations. The Company could be materially and adversely affected if it were required to pay damages or incur defense costs in connection with a claim that is beyond the scope of an indemnity provision or beyond the scope or level of insurance coverage maintained by the client or where the indemnifying party does not fulfill its indemnification obligations. Until September 25, 1996, the Company did not maintain liability insurance with respect to these risks. The Company currently maintains liability insurance coverage of up to $5.0 million per claim, with an annual aggregate policy limit of $5.0 million. However, there can be no assurance that liability claims will not exceed the limits of such coverage or that such insurance will continue to be available on commercially reasonable terms or at all. Consequently, a product liability claim or other claim with respect to uninsured liabilities or in excess of insured liabilities could have a material adverse effect on the Company.

Government Regulation

     The laboratory services performed by PPD Pharmaco are subject to various regulatory requirements designed to ensure the quality and integrity of the testing process. The industry standards for conducting laboratory testing are embodied in the regulations for Good Laboratory Practice ("GLP") and Good Manufacturing Practice ("GMP"). GLP and GMP have been adopted by the FDA, by the Department of Health in the United Kingdom and by similar regulatory authorities in other parts of the world. GLP and GMP stipulate requirements for facilities, equipment and professional staff. The regulations require standardization procedures for studies, for recording and reporting data and for retaining appropriate records. To help ensure compliance, PPD Pharmaco has established quality assurance controls at its laboratory facilities which monitor ongoing compliance with GLP and GMP regulations by auditing test data and conducting regular inspections of testing procedures.

     The industry standard for the conduct of clinical research and development studies is embodied in the ICH regulations for GCP. Although GCP has not been formally adopted by the FDA nor, with certain exceptions, by similar regulatory authorities in other countries, certain provisions of GCP have been included in FDA regulations. As a matter of practice, the FDA and many other regulatory authorities require that test results submitted to such authorities be based on studies conducted in accordance with GCP. These regulations include (i) complying with FDA regulations governing the selection of qualified investigators, (ii) obtaining specific written commitments from the investigators, (iii) verifying that patient informed consent is obtained, (iv) monitoring the validity and accuracy of data, (v) verifying drug or device accountability and (vi) instructing investigators to maintain records and reports. PPD Pharmaco must also maintain reports for each study for specified periods for inspection by the study sponsor and the FDA during audits. Noncompliance with GCP can result in the disqualification of data collected during the clinical trial.

     PPD Pharmaco's standard operating procedures are written in accordance with regulations and guidelines appropriate to the region where they will be used. Within Europe, all work is carried out in accordance with the ICH's guidelines which superseded the European Community Note for Guidance "Good Clinical Practice for Trials on Medicinal Products in the European Community." In addition, FDA regulations and guidelines serve as a basis for PPD Pharmaco's North American standard operating procedures. From an international perspective when applicable, PPD Pharmaco has implemented common standard operating procedures across regions to assure consistency whenever it is feasible and appropriate to do so.

     PPD Pharmaco's business depends on the continued strict government regulation of the drug development process, especially in the United States. Changes in regulation, including a relaxation in regulatory requirements or the introduction of simplified drug approval procedures, could materially and adversely affect the demand for the services offered by the Company.

         The failure on the part of PPD Pharmaco to comply with applicable regulations could result in the termination of ongoing research or the disqualification of data for submission to regulatory authorities. Furthermore, the issuance of a notice of finding by the FDA to either PPD Pharmaco or its clients based upon a material violation by the Company of GCP, GLP or GMP requirements could materially and adversely affect the Company.

         The consulting services provided by ENVIRON are not significantly regulated by any governmental authority at this time. However, ENVIRON's environmental risk management services derive in large part from the significant federal and state environmental legislation that has been enacted in the past decade. Recently, the environmental industry has experienced a slowdown in the enforcement of such government regulation at the federal and state level based upon a number of factors, including available funding. Although the Company believes that the environmental industry will find continued but more limited opportunities to grow if the trend towards decreased actual enforcement of such regulations continues, the business of ENVIRON could be adversely affected.

Intellectual Property

         PPD Pharmaco has developed certain computer software and technically derived procedures intended to maximize the quality and efficiency of its services. Although the Company does not believe that its intellectual property rights are as important to its results of operations as are such factors as the technical expertise, knowledge, ability and experience of the Company's professionals, the Company believes that its technological capabilities provide significant benefits to its clients.

Employees

         At December 31, 1996, the Company had approximately 2,264 full-time equivalent employees, of whom 1,869 were employed in the Life Sciences Group, 375 were employed in the Environmental Sciences Group and the remainder were in the Company's corporate headquarters. Of the Company's employees, approximately 99 hold Ph.D., M.D., Pharm.D. or D.V.M. degrees and approximately 250 hold other masters or postgraduate degrees. None of the Company's employees is represented by a labor union or is subject to a collective bargaining agreement. The Company has never had a work stoppage and believes that its relations with its employees are good.

         The Company's performance depends on its ability to attract and retain qualified professional, scientific and technical staff. The level of competition among employers for such skilled personnel is high. The Company believes that its employee benefit plans enhance employee morale, professional commitment and work productivity and provide an incentive for employees to remain with the Company. The Company, like many of its competitors, also relies on a number of key executives. The loss of services of any of the Company's key executives could have a material and adverse effect on the Company. While the Company has not experienced any significant problems in attracting or retaining qualified staff, there can be no assurance that the Company will be able to avoid such problems in the future.

Foreign and Domestic Operations

         Set forth in Note 18 of Notes to Consolidated Financial Statements for each of fiscal years 1996, 1995 and 1994 are the Company's revenue, operating profit or loss and assets attributable to each geographic area in which the Company operates.


ITEM 2. PROPERTIES

         The Company's principal executive offices are located in Wilmington, North Carolina. In March 1996, the Company entered into a new 10-year build-to-suit lease for approximately 70,000 square feet in Wilmington, which it occupied in November 1996.

         The Company owns and operates a 52-bed Phase I facility in Leicester, England. The facility, which was acquired by the Company in November 1995, is a modern, state-of-the-art building. The Company also owns a building in Kerswell, Scotland, which it acquired when it purchased DAR in December 1996. All other facilities are leased. The Company's operations occupy approximately 635,000 square feet of space worldwide, including over 70,000 square feet of space located outside of the U.S. The Company believes that its facilities have adequate capacity to handle significant additional business growth. The locations of the Company's operating facilities as of December 31, 1996, were as follows:

Life Sciences Group
-------------------
         Wilmington, North Carolina                 Kerswell, Scotland
         Austin, Texas (1)                          Sao Paolo, Brazil
         Raleigh, North Carolina                    Brussels, Belgium
         Triangle Township, North Carolina          Prague, Czech Republic
         Richmond, Virginia                         Paris, France
         Madison, Wisconsin                         Karlsruhe, Germany
         Chicago, Illinois                          Nuremberg, Germany
         Columbia, Maryland                         Warsaw, Poland
         Cambridge, England                         Johannesburg, South Africa
         Chelmsford, England                        Barcelona, Spain
         Leicester, England                         Madrid, Spain
         Southampton, England                       Stockholm, Sweden

Environmental Sciences Group
----------------------------
         Arlington, Virginia (2)                    Houston, Texas
         Princeton, New Jersey                      London, England
         Emeryville, California                     Liverpool, England
         Irvine, California                         Edinburgh, Scotland
         Novato, California

--------------
(1) In November 1995, the Company entered into a sale-leaseback transaction related to its Austin, Texas, facilities. See Note 10 of Notes to Consolidated Financial Statements.

(2)  ENVIRON has an option to lease additional space in this building in 1998.


ITEM 3. LEGAL PROCEEDINGS.

         In the normal course of business, the Company is a party to various claims and legal proceedings. Although the ultimate outcome of these matters is presently not determined, management of the Company, after consultation with legal counsel, does not believe that the resolution of these matters will have a material effect upon the Company's financial condition or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 1996.

EXECUTIVE OFFICERS

         The executive officers of the Company as of December 31, 1996, were as follows:

                Name                        Age                       Position
                ----                        ---                       --------

   Fredric N. Eshelman, Pharm.D.            48       Vice Chairman and Chief Executive Officer

   Thomas D'Alonzo                          53       President and Chief Operating Officer

   Rudy C. Howard                           39       Chief Financial Officer, Vice President of Finance, Treasurer
                                                         and Secretary

   Joshua S. Baker                          41       Senior Vice President, Operations, PPD Pharmaco, Inc.

   Joseph H. Highland                       52       Chief Executive Officer, APBI Environmental Sciences
                                                         Group, Inc.

   Fred B. Davenport, Jr.                   45       General Counsel


         Fredric N. Eshelman, Pharm.D. has served as Chief Executive Officer and as a director of the Company since July 1990. Dr. Eshelman founded the Company in 1989. Prior to rejoining the Company in 1990, Dr. Eshelman served as Senior Vice President, Development and as a director of Glaxo Inc., a subsidiary of Glaxo Holdings plc.

         Thomas D'Alonzo is President and Chief Operating Officer of the Company and of its contract research organization subsidiary, PPD Pharmaco, Inc. Mr. D'Alonzo served as General Counsel of Adria Laboratories, a pharmaceutical company, from 1977 to 1983 and was employed from 1983 to 1993, in various capacities, including as President, by Glaxo Inc., a subsidiary of Glaxo Holdings plc. Mr. D'Alonzo was President of GenVec, Inc., a gene therapy biotechnology company, from 1993 until his employment by the Company in October 1996.

         Rudy C. Howard is Chief Financial Officer, Vice President Finance and Treasurer of the Company. Prior to joining the Company in October 1995, Mr. Howard worked with Coopers & Lybrand L.L.P., an accounting firm, since 1990 and had been a Partner at Coopers & Lybrand L.L.P. since 1993.

         Joshua S. Baker, Ph.D. is Senior Vice President, Operations of PPD Pharmaco, Inc., the Company's contract research organization subsidiary. Prior to holding this position, Dr. Baker served as Vice President, Biostatistics and Data Management of the Company. Prior to joining the Company in May 1994, Dr. Baker served as Director of Biostatistics of Glaxo Research Institute, the research and development division of Glaxo Inc., a position he had held since September 1987.

         Joseph H. Highland co-founded ENVIRON in 1982. He is currently the Chief Executive Officer of ENVIRON and has served as such since February 1992. Dr. Highland also served as a director of APBI from 1990 to 1995. Dr. Highland, who holds a Ph.D. in Biochemistry from the University of Minnesota's School of Medicine, served as co-director for the Hazardous Waste Research Program at Princeton University before joining ENVIRON.

         Fred B. Davenport, Jr. is General Counsel, Vice President Legal Affairs and Secretary of the Company. Prior to his employment by the Company in December 1996, Mr. Davenport was a Partner in the Wilmington, North Carolina law firm of Murchison, Taylor, Kendrick and Gibson, L.L.P., which he joined in 1977. Mr. Davenport was also a member of the faculty of the University of North Carolina at Wilmington's Cameron School of Business Administration from 1982 to 1991.

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS.

         The Common Stock of the Company, par value $0.10 per share (the "Common Stock"), is traded under the symbol "PPDI" in the over-the-counter market and is quoted on the National Market System of the National Association of Securities Dealers Automated Quotation System ("NASDAQ"). The following table sets forth the high and low prices for shares of the Common Stock subsequent to the Company's initial public offering, as reported by the National Association of Securities Dealers, Inc.

                                                             1996
                                                    ---------------------
                                                     High           Low
                                                     ----           ---
First Quarter (1)                                   $37.25         $22.75
Second Quarter                                       47.75          33.25
Third Quarter                                        34.50          26.50
Fourth Quarter                                       27.50          14.50

----------
(1) From January 23, 1996, the effective date of PPD's initial public offering

         As of March 10, 1997, there were approximately 3,371 record holders of the Company's Common Stock.

         Since its conversion from an S corporation, the Company has not paid any cash dividends on its Common Stock. The Company has no present plans to pay cash dividends to its stockholders and, for the foreseeable future, intends to retain all of its earnings for use in its business. The declaration of any future dividends by the Company is within the discretion of its Board of Directors and is dependent upon the earnings, financial condition and capital requirements of the Company, as well as any other factors deemed relevant by the Board of Directors.


ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA.

         The selected consolidated financial data presented below for the year ended December 31, 1996, have been derived from the audited consolidated financial statements of the Company, which have been audited by Coopers & Lybrand L.L.P., independent public accountants. The data presented below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and with the Company's consolidated financial statements and related notes thereto included elsewhere in this Report.

         On September 26, 1996, a wholly owned subsidiary of the Company was merged with and into APBI, pursuant to which APBI became a wholly owned subsidiary of the Company. The transaction was accounted for as a pooling of interests. The Company's financial results for each of the years ended December 31, 1992 through December 31, 1995 have been restated to reflect the transaction as if it had occurred at the beginning of the periods being presented. The financial results of PPD for each of the years ended December 31, 1992 through December 31, 1995 have been audited by Coopers & Lybrand L.L.P., independent public accountants. The financial results of APBI for each of the years ended December 31, 1992 through December 31, 1995 have been audited by Arthur Andersen LLP, independent public accountants. The combination of the selected consolidated financial data for each of the years ended December 31, 1992 through December 31, 1995, after restatement for the pooling of interests, has been audited by Coopers & Lybrand L.L.P., independent public accountants.

         The Company's consolidated financial data reflects certain of its former Environmental Sciences Group divisions as discontinued operations. See
Note 4 of Notes to Consolidated Financial Statements.


                                                                         Year Ended December 31,
                                             ---------------------------------------------------------------------------------
                                               1996 (4)        1995 (4)            1994           1993               1992 (4)
                                             -----------      -----------       ----------     -----------         -----------
                                                                  (in thousands, except per share data)
Consolidated Statement of Operations Data:
Net revenue (8)                                $ 197,796       $ 209,778       $ 192,105       $ 165,815             $ 162,330
                                               ---------       ---------       ---------       ---------             ---------
Operating expenses                               182,859         200,022         181,120         169,014               135,984
Loss on sale of business, special charges,
 restructuring costs and merger costs             16,114          24,290            --             9,365                 7,623
                                               ---------       ---------       ---------       ---------             ---------
                                                 198,973         224,312         181,120         178,379               143,607
                                               ---------       ---------       ---------       ---------             ---------
Income (loss) from operations                     (1,177)        (14,534)         10,985         (12,564)               18,723
Other income (expense), net                        1,804          (2,616)         (2,728)         (1,183)               (3,622)
                                               ---------       ---------       ---------       ---------             ---------
Income (loss) from continuing operations
 before provision for income taxes                   627         (17,150)          8,257         (13,747)               15,101
                                                               ---------       ---------       ---------             ---------
Provision for income taxes                         4,134
                                               ---------
Net loss (7)                                      (3,507)
                                               ---------
Weighted average number of shares
 outstanding                                      21,168
                                               ---------
Net loss per share                             $   (0.17)
                                               ---------

Pro Forma Data (1):
Income (loss) from continuing operations
 before provision for income taxes                               (17,150)          8,257         (13,747)               15,101
Pro forma income tax expense (benefit)                           (14,359)          3,371          (2,001)                6,936
                                                               ---------       ---------       ---------             ---------
Pro forma net income (loss) from
 continuing operations (3)(5)(6)                                  (2,791)          4,886         (11,746)                8,165
Discontinued operations                                           (1,716)        (12,873)        (12,133)                 (521)
Extraordinary loss from early
 extinguishment of debt                                             (897)           --              --                    --
                                                               ---------       ---------       ---------             ---------
Pro forma net income (loss)                                    $  (5,404)      $  (7,987)      $ (23,879)            $   7,644
                                                               ---------       ---------       ---------             ---------
Pro forma weighted average number of
 shares outstanding (2)                                           18,815          18,671          18,409                18,919
                                                               ---------       ---------       ---------             ---------
Pro forma net income (loss) per share:
  Continuing                                                   $   (0.15)      $    0.26       $   (0.64)            $    0.43
  Discontinued                                                     (0.09)          (0.69)          (0.66)                (0.03)
  Extraordinary                                                    (0.05)           --              --                    --
                                                               ---------       ---------       ---------             ---------
  Net income (loss)                                            $   (0.29)      $   (0.43)      $   (1.30)            $    0.40
                                                               =========       =========       =========             =========


                                                                            As of December 31,
                                             ---------------------------------------------------------------------------------
                                               1996 (4)        1995 (4)            1994           1993             1992 (3)(4)
                                             -----------      -----------       ----------     -----------         -----------
                                                                              (in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents                     $   21,838       $  13,565       $   9,804       $  14,854             $  15,700
Marketable securities                             14,210             242             203             --                    --
Working capital                                   66,603          37,320          27,795            (565)               37,320
Total assets                                     181,457         142,661         202,773         195,492               198,801
Long-term debt                                     1,428           3,471          47,620          15,411                15,137
Long-term debt including current portion           5,649           5,672          51,170          19,943                15,888
Shareholders' equity                             115,306          77,300          74,198          79,065               112,294

----------
(1) Following termination of its status as an S corporation prior to completion of its initial public offering in January 1996, PPD became subject to federal and state income taxes. The pro forma data reflect the application of corporate income taxes to PPD's net income at the statutory combined federal and state tax rate as if the termination of PPD's S corporation status had occurred on January 1, 1992.

(2) Pro forma weighted average shares outstanding assumes the occurrence of events pursuant to PPD's initial public offering and the issuance of sufficient shares at $18.00 per share to provide net proceeds, after aggregate offering expenses and underwriting discounts, to repay the $5.5 million debt incurred by PPD in making the final S corporation distribution.

(3) The pro forma income from continuing operations for 1992 was affected by (i) a charge against operating income of $7,623,000 in connection with the restructuring of APBI's business following the acquisition of Pharmaco, (ii) the incurrence of $4,296,000 of merger costs in connection with the acquisition of Pharmaco, (iii) a gain of $338,000 constituting a discount for early payment of a mortgage, (iv) the acquisition of certain assets of EDI in July 1992, which was accounted for as a purchase transaction and (v) an increase in APBI's effective tax rate as a result of the fact that certain merger costs incurred in connection with the acquisition of Pharmaco were not deductible for tax purposes.

(4) The acquisitions of Trilife, Medisys, Q&Q, DAR and EAG in 1996; Gabbay and CCCR in 1995 and the acquisition by ETC of certain assets of Southeastern Capital Corporation in June 1992 were accounted for as purchase transactions.

(5)      The pro forma loss from continuing operations for 1993 was affected by
         (i) a charge against operating income of $9,365,000 in connection with restructuring APBI's former toxicology services division and planned improvements in APBI's corporate management information systems and
         (ii) an increase in reserves for accounts receivable of $5,857,000.

(6)      The pro forma loss from continuing operations for 1995 was affected by
         (i) the sale of APBI's toxicology business which resulted in a pre-tax loss of $19,308,000 charged against operating income, (ii) a special charge against operating income of $4,982,000 primarily related to the impairment of APBI's available for sale investment (see Note 1 of Notes to Consolidated Financial Statements) and (iii) an increase in APBI's tax benefit as a result of the reversal of certain tax liabilities recorded in prior years for which APBI will not be liable for payment. See Note 3 of Notes to Consolidated Financial Statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

(7) The net loss for 1996 was affected by the incurrence of $16,114,000 of merger costs in connection with the acquisition of APBI. After associated tax benefits, the impact on net income of such merger costs was $13,568,000.

(8)      Net of subcontractor costs.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


         Statements in this Management's Discussion and Analysis that are not descriptions of historical facts are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 reflecting management's current view with respect to certain future events and financial performance that are subject to risks and uncertainties. Actual results could differ materially from those currently anticipated due to a number of factors, including those set forth herein and in the Company's other SEC filings, and including, in particular, risks relating to government regulation; dependence on certain industries; fixed price nature of contracts; the commencement, completion or cancellation of large contracts; progress of ongoing contracts; potential liability associated with the Company's lines of business; dependence on personnel; management of growth and competition. Since a large percentage of the Company's operating costs are relatively fixed, variations in the timing and progress of large contracts can materially affect results.

GENERAL

         During 1996, the Company reported a net loss of $3.5 million, or $0.17 per share, compared to a pro forma net loss of $5.4 million, or $0.29 per share, during 1995. The Company's loss in 1996 is attributable to the $16.1 million of costs recorded that were associated with the Company's acquisition of APBI. Excluding merger costs, the Company's net income of $10.1 million, or $0.48 per share, was 102.6% higher than pro forma net income (before the impact of 1995 special charges and excluding the Company's former toxicology operations) last year of $5.0 million.

         In September 1996, a wholly-owned subsidiary of the Company was merged with and into APBI in a pooling-of-interests transaction. As a result, APBI became a wholly-owned subsidiary of the Company. Under the terms of the merger agreement, APBI stockholders received 0.4054 of a share of the Company's Common Stock for each APBI share, which resulted in the Company issuing 12,063,860 shares of its Common Stock in exchange for all of the outstanding shares of Common Stock of APBI. The Company's financial results have been restated to reflect the transaction as if it had occurred at the beginning of the periods presented.

RESULTS OF OPERATIONS

         The following tables set forth, for the periods indicated, amounts for certain items in the Company's consolidated financial statements expressed as a percentage of net revenue from continuing operations and the percentage changes in dollar amounts of certain items compared with the prior period:

              PERCENTAGE OF NET REVENUE FROM CONTINUING OPERATIONS

                                                                 For the Year Ended December 31,
                                                1996                              1995                        1994
                                       -----------------------       -----------------------      -------------------------
                                         Amount            %          Amount              %        Amount             %
                                         ------           ---         ------             ---       ------            ---
                                                                      (dollars in thousands)
Net revenue (4):
   Life sciences                       $ 152,304         77.0%       $ 160,495          76.5%     $ 146,342          76.2%
   Environmental sciences                 45,492         23.0           49,283          23.5         45,763          23.8
                                       ---------        -----        ---------         -----      ---------         -----
                                         197,796        100.0          209,778         100.0        192,105         100.0
Direct costs:
   Life sciences                          79,108                        90,315                       86,647
   Environmental sciences                 31,744                        32,442                       28,670
                                       ---------                     ---------                    ---------
                                         110,852         56.0          122,757          58.5        115,317          60.0
Selling, general, and
 administrative expenses                  61,571         31.1           64,014          30.5         55,428          28.9
Depreciation and amortization             10,436          5.3           13,251           6.3         10,375           5.4
Loss on sale of business                    --           --             19,308           9.2           --            --
Merger costs and special charges          16,114          8.1            4,982           2.4           --            --
                                       ---------        -----        ---------         -----      ---------         -----
Operating income (loss) (2)(3)            (1,177)        (0.6)         (14,534)         (6.9)        10,985           5.7
                                       ---------        -----        ---------         -----      ---------         -----
Net loss                               $  (3,507)        (1.8)%
                                       ---------        -----
Pro forma income (loss) from (1):
   Continuing operations                                                (2,791)         (1.3)         4,886           2.5
   Discontinued operations                                              (1,716)         (0.8)       (12,873)         (6.7)
   Extraordinary loss                                                     (897)         (0.4)          --            --
                                                                     ---------         -----      ---------         -----
Pro forma net loss                                                   $  (5,404)         (2.6)%    $  (7,987)         (4.2)%
                                                                     ---------         -----      ---------         -----

                                                        Percentage of Increase (Decrease)
                                                         For the Year Ended December 31,
                                                       -----------------------------------
                                                       1996 vs. 1995 (5)     1995 vs. 1994
                                                       -----------------     -------------
         Net revenue (4):
              Life sciences                                  (5.1)%              9.7%
              Environmental sciences                         (7.7)               7.7
         Direct costs:
              Life sciences                                 (12.4)               4.2
              Environmental sciences                         (2.2)              13.2
         Selling, general and administrative expenses        (3.8)              15.5
         Depreciation and amortization                      (21.2)              27.7
         Operating income (loss) (6)                          N/A                N/A

(1) Following termination of its status as an S corporation prior to completion of its initial public offering in January 1996, PPD became subject to federal and state income taxes. The pro forma data reflect the application of corporate income taxes to PPD's net income at the statutory combined federal and state tax rate as if the termination of PPD's S corporation status had occurred on January 1, 1994.

(2) The operating loss for 1995 was affected by (i) the sale of APBI's toxicology operations which resulted in a pre-tax loss of $19,308,000 and (ii) a special charge against operating income of $4,982,000 primarily related to the impairment of APBI's available for sale investment. See Note 1 of Notes to Consolidated Financial Statements.

(3) The operating loss for 1996 was affected by the incurrence of $16,114,000 of merger costs in connection with the acquisition of APBI.

(4)      Net of subcontractor costs.

(5) The results from 1995 include the activity of APBI's toxicology operations which were sold in November 1995. See Note 3 of Notes to Consolidated Financial Statements.

(6)      N/A - Change not meaningful.

         Below is a comparison of 1996 and 1995 operating statements which reflects only on-going operations and excludes 1996 merger costs and 1995 non-recurring charges.

                          STATEMENT OF OPERATIONS DATA
                   EXCLUDES APBI/PPDI MERGER COSTS IN 1996 AND
        SPECIAL CHARGES, TOXICOLOGY OPERATIONS (SOLD 11/95), DISCONTINUED
                   OPERATIONS AND EXTRAORDINARY LOSS IN 1995
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                 YEAR ENDED          PERCENTAGE CHANGE
                                                                DECEMBER 31,         -----------------
                                                            1996           1995
                                                            ----           ----
Net revenue:
  Life sciences                                           $152,304       $122,049            24.8%
  Environmental sciences                                    45,492         49,283            (7.7)
                                                          --------       --------
  Total net revenue                                        197,796        171,332            15.4
Direct costs:
  Life sciences                                             79,108         62,839            25.9
  Environmental sciences                                    31,744         32,442             2.1
                                                          --------       --------
  Total direct costs                                       110,852         95,281            16.3
                                                          --------       --------
Gross margin                                                86,944         76,051            14.3

Selling, general and administrative expenses                61,571         56,391             9.2

Depreciation and amortization                               10,436          8,768            19.0
                                                          --------       --------
Income from operations                                      14,937         10,892            37.1

Other income (expense), net                                  1,804         (2,616)           N/A
                                                          --------       --------

Income before taxes                                         16,741          8,276           102.3
Income tax provision                                         6,680          3,310           101.8
                                                          --------       --------

Net income                                                $ 10,061       $  4,966           102.6%
                                                          ========       ========         =======


Net income per share                                      $   0.48       $   0.26
                                                          ========       ========
Weighted average number of common shares outstanding        21,168         18,815
                                                          ========       ========



YEAR ENDED DECEMBER 31, 1996 VERSUS YEAR ENDED DECEMBER 31, 1995


         Net revenue decreased $12.0 million, or 5.7%, to $197.8 million in 1996 from $209.8 million last year. PPD Pharmaco's operations account for 77.0% of the Company's net revenue for 1996. PPD Pharmaco generated net revenue of $152.3 million, down $8.2 million, or 5.1%, from last year. After elimination of the net revenue from APBI's former toxicology operations, which were sold in November 1995 ($38.4 million in 1995), net revenue increased 15.4% as compared to 1995. Results of operations which exclude the results of the divested businesses are considered the results of the Company's ongoing operations.


         Net revenue for the year ended December 31, 1996, from the ongoing PPD Pharmaco operations of $152.3 million reflects an increase of $30.2 million, or 24.8%, from 1995. The growth in ongoing PPD Pharmaco operations was due in part to an increase in the size, scope and number of contracts in the North America clinical development and biostatistics business. The acquisitions of CCCR and the Phase I facility in Leicester, England, both completed in the second half of 1995, contributed net revenue of $10.8 million for the year, representing an increase over 1995 of $8.5 million.

         Net revenue from ENVIRON, the Company's environmental consulting organization, representing 23.0% of the Company's net revenue for 1996, was $45.4 million, compared with $49.3 million in 1995, a decrease of 7.7%, or $3.8 million. The Company believes that the decrease in net revenue at ENVIRON, the Company's environmental consulting business and the sole ongoing operation in the Environmental Sciences Group, is due principally to an overall weakness in the environmental services market.

         Total direct costs decreased 9.7% to $110.9 million from $122.8 million last year and declined as a percentage of net revenue to 56.0% from 58.5% last year. PPD Pharmaco direct costs decreased as a percentage of related net revenue to 51.9% from 56.3%. The decrease in direct costs is principally due to the divestiture of APBI's toxicology business in the fourth quarter of 1995. During 1995, the worldwide toxicology business reported direct costs of $27.5 million, or 71.5%, of related net revenue. ENVIRON's direct costs as a percentage of related net revenue increased to 69.8% from 65.8% last year. The increase in direct costs as a percentage of related net revenue is attributable to lower consultant utilization. ENVIRON's 1996 consultant utilization of 71.0% was 5.0 percentage points below the 76.0% utilization during the prior year.

         Selling, general and administrative ("SG&A") expenses decreased 3.8% to $61.6 million from $64.0 million in 1995. As a percentage of net revenue, SG&A expenses increased to 31.1% from 30.5% last year. After factoring out the SG&A expenses associated with the divested toxicology business last year ($7.6 million), consolidated SG&A expenses increased approximately 9.2%, or $5.2 million, for this year as compared to 1995. SG&A expenses from CCCR and the Leicester Phase I laboratory comprise $2.0 million of the increase, and the Company has incurred incremental rent expense of $1.2 million associated with the sale-leaseback of its real estate in Austin, Texas (this increase is partially offset by lower interest expense). The remaining increase of $2.0 million is primarily attributable to the investment in the Company's business development and marketing organization and in the area of information technology, as well as higher litigation costs incurred associated with ENVIRON's air quality practice. As a percentage of ongoing net revenue, SG&A expenses decreased to 31.1% from 32.9% last year.

         Total depreciation and amortization expense of $10.4 million was $2.8 million, or 21.2%, lower than last year. After adjusting out the depreciation for the divested toxicology business ($4.5 million), total depreciation and amortization increased $1.7 million, or 19.0%, versus last year. The increase was related to the Company's growth as well as the ongoing capital investment in the Company's base business.

         The Company recorded one-time merger costs of $16.9 million in the third quarter of 1996. These costs are primarily current and future cash expenses, such as investment banking fees and legal and accounting fees, as well as severance provisions as a result of the integration of the administrative functions of PPD and APBI. During the fourth quarter, approximately $0.8 million of these costs were reversed, primarily relating to severance costs that were avoided and reductions in net losses on leases for duplicate facilities.

         APBI recorded a charge of $19.3 million in 1995 relating to the book loss on the sale of the toxicology business in the fourth quarter of last year. Of that amount, $17.0 million represents a non-cash write off of the net assets of the divested businesses in excess of the proceeds received from Huntingdon. The remaining $2.3 million charge recorded consists of $1.2 million of transaction costs, $1.3 million of severance costs and relocation costs associated with moving the European headquarters from Suffolk, England, to Cambridge, England, and $0.6 million to be incurred in connection with changing the name of Pharmaco to Pharmaco International Inc., net of a $0.8 million gain recorded as a result of the settlement of the Company's defined benefit pension plan.

         APBI also recorded special charges of $5.0 million in the fourth quarter of 1995. Included in this charge was a $3.4 million non-cash expense to write down to market APBI's EnSys investment and the write-off of other nonproductive assets. In addition, APBI recorded severance charges totaling $1.2 million relating to the downsizing of its corporate overhead structure. The remaining $0.4 million relates primarily to accrued lease loss reserves related to under-utilization of the Richmond laboratory facility.

         Operating income improved $13.3 million to an operating loss of $1.2 million for the year ended December 31, 1996, as compared to an operating loss of $14.5 million for the year 1995. As a percentage of net revenue, the yearly operating loss of 0.6% represents a dramatic improvement from the operating loss of 6.9% of net revenue last year.

         Other income (expense) improved by $4.4 million, increasing to $1.8 million in income for the year as compared to $2.6 million in expense last year. The favorable change is attributable to funds received in connection with the PPD initial public offering and the significant change in the Company's debt structure this year versus last year. See "Liquidity and Capital Resources."

         The net loss of $3.5 million represents an improvement of $1.9 million. The net loss per share of $0.17 compares to pro forma net loss per share of $0.29 last year. Excluding the results of the divested businesses and the impact of the merger costs and special charges on both years, the Company's net income of $10.1 million is 102.6% higher than last year's pro forma net income of $5.0 million. On an equivalent earnings-per-share basis the net income per share of $0.48 compares to $0.26 for the same period last year computed on 2.4 million less shares outstanding.

YEAR ENDED DECEMBER 31, 1995 VERSUS YEAR ENDED DECEMBER 31, 1994

         Net revenue for 1995 increased $17.7 million, or 9.2%, to $209.8 million in 1995 from $192.1 million in 1994. The Company's CRO divisions generated 76.5% of the Company's net revenue in the year, which equated to net revenue of $160.5 million, up $14.2 million, or 9.7%, from the previous year. Net revenue from ENVIRON, representing 23.5% of the Company's net revenue in 1995, was $49.3 million, compared with $45.8 million in 1994, an increase of 7.7%, or $3.5 million.

         After elimination of the net revenue from APBI's former toxicology operations ($38.4 million for 1995 and $46.4 million in 1994), in 1995 net revenue increased 17.6% as compared to 1994.

         For the year ended December 31, 1995, net revenue from PPD Pharmaco was $160.5 million, an increase of 9.7% from 1994. The growth in this business unit was due in part to an increase in the size, scope and number of contracts in the North America clinical development and biostatistics business. The acquisitions of CCCR and the Phase I facility in Leicester, England, both completed in the second half of 1995, contributed net revenue of $2.3 million for the last half of 1995.

         Total direct costs increased 6.5% in 1995 to $122.8 million from $115.3 million in 1994 but decreased as a percentage of net revenue to 58.5% from 60.0%. In PPD Pharmaco, direct costs decreased as a percentage of related net revenue to 56.3% from 59.2%. The decrease in direct costs was principally due to the divestiture of APBI's toxicology business in the fourth quarter of 1995. During 1995, the toxicology business reported direct costs of $27.5 million, or 71.5% of related net revenue, as compared to $33.3 million, or 71.8% of related net revenue, in 1994. ENVIRON's direct costs as a percentage of related net revenue increased to 65.8% from 62.6% in the prior year. The increase in direct costs as a percentage of related net revenue was primarily attributable to the start-up of the new Marin County office in California.

         1995's SG&A expenses increased 15.5% to $64.0 million from $55.4 million in 1994. As a percentage of net revenue, SG&A expenses increased to 30.5% from 28.9% the preceding year. Incremental SG&A expenses from CCCR and the Leicester Phase I laboratory comprised $0.9 million of the increase. The remaining increase of $7.7 million was primarily attributable to increases in business development expenses in Austin and Wilmington, administrative staffing at the executive and middle-management levels and the number of employees in finance, human resources and other administrative areas, reflecting the continued growth of the Company.

         Total depreciation and amortization expense of $13.3 million was $2.9 million, or 27.7%, higher than in the previous year. After adjusting out the depreciation for the divested toxicology business ($4.5 million in 1995 and $3.3 million in 1994), total depreciation and amortization increased $1.7 million, or 23.6%, versus in 1994. The increase was related to the significant increases in the Company's operations and amortization of goodwill related to acquisitions.

         The operating loss of $14.5 million in 1995, 6.9% of net revenue, was adversely impacted by a $24.3 million charge relating to the book loss on the sale of the toxicology business ($19.3 million) in the fourth quarter and other special charges ($5.0 million). Included in this charge was a $3.4 million non-cash expense to write down to market the Company's EnSys investment and the write-off of other non-productive assets. In addition, the Company recorded severance charges totaling $1.2 million relating to the downsizing of its corporate overhead structure. The remaining $0.4 million relates primarily to accrued lease loss reserves related to underutilization of the Richmond laboratory facility. After adjusting for the one-time charges in 1995, operating income of $9.8 million, 4.7% of net revenue, was $1.2 million less than the comparable operating income of $11.0 million, 5.7% of net revenue, in 1994.

         The pro forma net loss in 1995 of $5.4 million represents a favorable change of $2.6 million as compared to 1994's pro forma net loss. The 1995 pro forma net loss per share of $0.29 compares to pro forma net loss per share of $0.43 in 1994.


LIQUIDITY AND CAPITAL RESOURCES

         As of December 31, 1996, the Company had $21.8 million of cash and cash equivalents on hand and $14.2 million invested in marketable securities. The Company has historically funded its operations and growth, including acquisitions, with cash flow from operations and borrowings. In January 1996, PPD completed an initial public offering of its common stock. Proceeds of the offering, after expenses, were approximately $37.2 million and a portion thereof was used to repay a $5.5 million loan.

         For the year ended December 31, 1996, the Company experienced a net increase in cash from operating activities of $0.3 million. Capital expenditures totaled $11.2 million. Net proceeds from the Company's initial public offering, combined with proceeds from stock option exercises, totaled $42.9 million. The Company used $5.9 million in cash to pay dividends declared in connection with the Company's revocation of its S corporation election, effective January 1, 1996, and used $13.8 million of cash to increase its holdings of marketable securities.

         In February 1996, the Company renegotiated a new credit facility with Wachovia Bank of North Carolina, N.A. The new facility consists of a $10.0 million line of credit with an additional discretionary line of credit for $20 million. Terms on the $10.0 million line are for one year, with interest at LIBOR plus 120 basis points, or the Bank's Prime rate, at the Company's option, with interest payable quarterly. Indebtedness under the line is unsecured and subject to certain covenants relating to financial ratios and tangible net worth. As of December 31, 1996, the Company owed $3.3 million under this facility.

         In February 1995, APBI arranged a $3.0 million master-lease agreement to provide a means to lease, rather than acquire, certain equipment for use in the United States without drawing on its principal credit facility.

         The Company completed a sale-leaseback transaction involving owned real estate in Austin, Texas, in November 1995. Total gross proceeds from the transaction were $12.0 million. The facilities are leased to the Company as a bond-type net lease with all responsibility of operations and maintenance residing with the Company. The initial term of the operating lease is 15 years followed by four five-year renewal options. The future minimum annual rent is $1.3 million with renewals at the then current market value. The net proceeds from the sale-leaseback transaction were used to repay the remaining mortgage balance on the referenced properties and the remaining cash was applied to APBI's revolving line of credit (which has since been terminated).

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

EXCHANGE RATE FLUCTUATIONS AND EXCHANGE CONTROLS

         The vast majority of the Company's contracts are entered into by the Company's United States or United Kingdom subsidiaries. The contracts entered into by the United States subsidiaries are almost always denominated in United States dollars.

         Contracts between the Company's United Kingdom subsidiaries and their clients are generally denominated in pounds sterling. Because substantially all of the United Kingdom subsidiaries' expenses, such as salaries, services, materials and supplies, are paid in pounds sterling, such subsidiaries' earnings are not materially affected by fluctuations in exchange rates. However, the Company's consolidated financial statements are denominated in dollars and, accordingly, changes in the exchange rate between the pound sterling and the dollar will affect the translation of such subsidiaries' financial results into dollars for purposes of reporting the Company's consolidated financial results, and also affect the dollar amounts actually received by the Company from such subsidiaries.

         Approximately 11.4% of the Company's net revenue was generated by its European, South African and South American clinical development services businesses, primarily in the United Kingdom, Belgium, France and Germany. As a result of the Company's sale of its toxicology operations, the percentage of the Company's revenue recorded in currencies other than United States dollars was significantly lower in 1996 than in 1995. However, because the Company is currently expanding its foreign operations, it is anticipated that the percentage of the Company's net revenue denominated in foreign currencies may increase in the future.

         There are no exchange controls currently in effect in any country in which the Company's subsidiaries conduct operations on the payment of dividends or otherwise restricting the transfer of funds outside such countries by a company resident in such countries. Although the Company performs services for clients located in a number of foreign jurisdictions, to date, the Company has not experienced any difficulties in receiving funds remitted from foreign countries. However, if any such jurisdictions were to impose or modify existing exchange control restrictions on the remittance of funds to the Company, such restrictions could have an adverse effect on the Company's business.

POTENTIAL VOLATILITY OF QUARTERLY OPERATING RESULTS AND STOCK PRICE

         The Company's quarterly operating results are subject to volatility due to such factors as the commencement, completion or cancellation of large contracts, progress of ongoing contracts, acquisitions, the timing of start-up expenses for new offices, management of growth and changes in the mix of services. Since a large percentage of the Company's operating costs are relatively fixed, variations in the timing and progress of large contracts can materially affect quarterly results. To the extent the Company's international business increases, exchange rate fluctuations may also influence these results. The Company believes that comparisons of its quarterly financial results are not necessarily meaningful and should not be relied upon as an indication of future performance. However, fluctuations in quarterly results or other factors beyond the Company's control, such as changes in earnings estimates by analysts, market conditions in the CRO, environmental, pharmaceutical and biotechnology industries and general economic conditions, could affect the market price of the Common Stock in a manner unrelated to the longer-term operating performance of the Company.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         The information called for by this Item is set forth herein commencing on page F-1.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

                                    PART III

         Certain information required by Part III is omitted from this report, because the Registrant will file a definitive proxy statement for its 1997 Annual Meeting of Stockholders (the "Proxy Statement") within 120 days after the end of its fiscal year pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934, as amended, and the information included therein is incorporated herein by reference to the extent provided below.


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         The information required by Item 10 of Form 10-K concerning the Registrant's executive officers is set forth under the heading "Executive Officers" located at the end of Part I of this Form 10-K.

         The other information required by Item 10 of Form 10-K is incorporated by reference to the information under the headings "Proposal No. 1 - Election of Directors" and "Other Information-Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement.


ITEM 11. EXECUTIVE COMPENSATION.

         The information required by Item 11 of Form 10-K is incorporated by reference to the information under the heading "Proposal No. 1 - Election of Directors - Information Concerning the Board of Directors and Its Committees," "Other Information - Executive Compensation," "--Director Compensation," "--Report of the Compensation Committee on Executive Compensation," "--Compensation Committee Interlocks and Insider Participation," and "--Performance Graph" in the Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The information required by Item 12 of Form 10-K is incorporated by reference to the information under the heading "Other Information - Principal Shareholders" in the Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The information required by Item 13 of Form 10-K is incorporated by reference to the information under the heading "Other Information - Certain Transactions" in the Proxy Statement.

                                     PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

         (a)  Financial Statements and Financial Statement Schedules

              1. The consolidated financial statements of the Company and its subsidiaries filed as part of this Report are listed in the attached Index to Consolidated Financial Statements and Financial Statement Schedule.

              2. The schedule to the consolidated financial statements of the Company and its subsidiaries filed as part of this Report is listed in the attached Index to Consolidated Financial Statements and Financial Statement Schedule.

              3. The exhibits filed as part of this Report are listed in Item 14c below.

         (b)  Reports on Form 8-K

         The Company filed a Current Report on Form 8-K with the Securities and Exchange Commission on October 10, 1996, relating to the Company's acquisition of Applied Bioscience International Inc. The financial statements required by
Item 7 of Form 8-K were incorporated therein by reference to prior Company filings.

         On November 19, 1996, the Company filed a Current Report on Form 8-K with the Securities and Exchange Commission reporting the Company's results for the month of October 1996.

          (c)  Exhibits

    Exhibit No.                      Description
    -----------                      -----------

       2.1**    --Plan of Merger to Merge PPD Subsidiary, Inc. with and into
                  Pharmaceutical Product Development Clinical Research Unit, Inc. ("PPD-CRU").

       2.2**    --Plan of Merger to Merge PPD-Europe, Inc. ("PPD Europe") with and into the Registrant.

       2.3*     --Agreement and Plan of Reorganization, dated as of June 20,
                  1996, among the Registrant, Wilmington Merger Corp. and Applied Bioscience International Inc.

       2.4      --Stock and Asset Master Purchase Agreement by and among
                  Huntingdon International Holdings plc, Huntingdon Life Sciences Inc., Applied Bioscience International Inc. and Pharmaco LSR International Inc., dated as of November 1, 1995, incorporated by reference to Exhibit 2 to Applied Bioscience International Inc.'s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 6, 1996.

       3.1*     --Restated Articles of Incorporation.

       3.2      --Amended and Restated Bylaws.

       10.1**   --Employment Agreement, dated July 1, 1995, by and between the
                  Registrant and Fredric N. Eshelman.

       10.2**   --Employment Agreement, dated July 1, 1995, by and between the
                  Registrant and Peter J. Wise.

       10.3**   --Employment Agreement, dated October 1, 1995, by and between the Registrant and Rudy C. Howard.

       10.4**   --Plan of Merger to Merge PPD Subsidiary, Inc. with and into
                  PPD-CRU (see Exhibit 2.1).

       10.5**   --Plan of Merger to Merge PPD-Europe with and into the
                  Registrant (see Exhibit 2.2).

       10.6**   --Agreement for the Sale and Purchase of the Whole of the
                  Issued Share Capital of Gabbay Group Limited, dated August 1, 1995, by and among Dr. Felicity Jane Gabbay, Professor John Gabbay, Leslie Grant Marshall, Mrs. Elizabeth MacKenzie Marshall, the Registrant, PPD-Europe and Gabbay Group Limited.

       10.7**   --Stock Purchase Agreement, dated May 16, 1994, by and among the Registrant, Wisconsin Analytical and Research Services, Ltd. ("WARS"), Richard Johnson and Richard Charles.

       10.8**   --Pharmaceutical Product Development, Inc. Equity Compensation
                  Plan, effective as of October 30, 1995.

       10.9**   --Pharmaceutical Product Development, Inc. Stock Option Plan
                  for Non-Employee Directors, effective as of October 31, 1995.

       10.10**  --Registration Rights Agreement, dated January 24, 1995, by and among the Registrant and certain of its shareholders.

       10.11**  --Term Loan Agreement, dated July 14, 1995, among the
                  Registrant, PPD-CRU, Pharmaceutical

                  Research Plus, Inc. and Wachovia Bank of North Carolina, N.A. ("Wachovia").

       10.12**  --Note and Security Agreement, dated November 15, 1993, made by the Registrant for the benefit of Wachovia, as amended on July 19, 1995.

       10.13**  --Note and Security Agreement, dated May 16, 1994, made by the
                  Registrant for the benefit of Wachovia, as amended on July 19, 1995.

       10.14**  --Note and Security Agreement, dated June 28, 1994, made by
                  PPD-CRU for the benefit of Wachovia, as amended on July 19, 1995.

       10.15**  --General Security Agreement, dated January 29, 1991, made by the Registrant for the benefit of Wachovia Bank and Trust Company, N.A.

       10.16**  --Note and Security Agreement, dated May 12, 1994, made by
                  PPD-CRU for the benefit of Wachovia.

       10.17**  --General Security Agreement, dated June 28, 1994, made by
                  PPD-CRU for the benefit of Wachovia.

       10.18**  --General Security Agreement, dated March 5, 1991, made by
                  PPD-CRU for the benefit of Wachovia Bank and Trust Company, N.A.

       10.19**  --Loan Agreement, dated August 11, 1995, among Dr. Felicity
                  Jane Gabbay, Professor John Gabbay and Gabbay Limited.

       10.20**  --Promissory Note, dated August 1, 1995, made by the
                  Registrant and PPD-Europe for the benefit of Felicity Jane Gabbay, John Gabbay, Leslie Grant Marshall and Mrs. E.M. Marshall.

       10.21**  --Lease, dated August 18, 1995, by and between LOI Building,
                  Inc. and the Registrant.

       10.22**  --Lease, dated August 18, 1995, by and between LOI Building,
                  Inc. and the Registrant.

       10.23**  --Sublease Agreement, dated July 6, 1993, by and between
                  United Carolina Bank and the Registrant.

       10.24**  --Sublease Agreement, dated April 14, 1993, by and between
                  United Carolina Bank and the Company.

       10.25**  --Lease, dated June 7, 1993, by and between LOI Building, Inc.
                  and the Registrant, as amended on August 18, 1995.

       10.26**  --Lease, dated May 1, 1994, by and between LOI Building, Inc.
                  and the Registrant, as amended on August 18, 1995.

       10.27**  --Lease, dated November 1, 1990, by and between LOI Building,
                  Inc. and the Registrant, as previously amended and as amended on August 18, 1995.

       10.28**  --Lease, dated February 9, 1993, by and between LOI Building,
                  Inc. and the Registrant, as amended on January 23, 1995 and on August 18, 1995.

       10.29**  --Lease Agreement, dated August 17, 1995, by and between the
                  Registrant and Pinehurst National Development Corporation, as amended on September 29, 1995.

       10.30**  --Lease, dated March 7, 1994, by and among John C. Bullock,
                  Jr. and Jean H. Bullock and the Registrant, as supplemented by the Letter dated April 20, 1995 between John C. Bullock and the Registrant.

       10.31**  --Lease Agreement, dated as of August 1, 1991, by and between
                  Connecticut General Life Insurance Company and the Registrant, as amended on January 5, 1993 and on August 18, 1995.

       10.32**  --Lease Agreement, dated as of February 22, 1995, by and between Perimeter Park West Associates Limited Partnership and the Registrant.

       10.33**  --Lease, dated October 15, 1995, by and between John T.
                  Talbert, Jr., Gary M. Garlow and John T. Talbert, III, d/b/a Tagata Properties and the Registrant.

       10.34**  --Assignment and Assumption of Lease, dated May 17, 1994, by and between WARS and PPD-CRU, with respect to a Lease, dated July 1, 1987, by and between The LAB Associates and WARS.

       10.35**  --Lease, dated January 26, 1994, by and between Michael James
                  Lawton, Jeffrey William Ware, Prudential Nominees Limited and Gabbay Group Limited.

       10.36**  --Lease on Offices, dated October 19, 1993, by and between
                  Eucro European Contract Research GmbH and Gabbay Group Ltd.

       10.37**  --Employment Agreement, dated October 18, 1995, by and between the Registrant and Terrence W. Mischler.

       10.38**  --Lease Agreement, dated as of October 25, 1995, by and between the Registrant and Perimeter Park West Associates Limited Partnership.

       10.39**  --Lease Agreement, dated as of October 25, 1995, by and between PPD-CRU and Perimeter Park West Associates Limited Partnership.

       10.40**  --Note and Security Agreement, dated June 1, 1995 made by the
                  Registrant for the benefit of Wachovia.

       10.41**  --Guaranty Agreement, dated June 10, 1994, made by Ronald B.
                  McNeill for the benefit of Wachovia.

       10.42**  --Guaranty Agreement, dated June 10, 1994, made by Ernest
                  Mario for the benefit of Wachovia.

       10.43**  --Guaranty Agreement, dated June 10, 1994, made by John A.
                  McNeill, Jr. for the benefit of Wachovia.

       10.44**  --Guaranty Agreement, dated May 12, 1994, made by Ernest Mario for the benefit of Wachovia.

       10.45**  --Guaranty Agreement, dated May 12, 1994, made by Fred
                  Eshelman for the benefit of Wachovia.

       10.46**  --Guaranty Agreement, dated May 12, 1994, made by Ronald B.
                  McNeill for the benefit of Wachovia.

       10.47**  --Guaranty Agreement, dated May 12, 1994, made by Peter J.
                  Wise for the benefit of Wachovia.

       10.48**  --Guaranty Agreement, dated May 12, 1994, made by John A.
                  McNeill, Jr. for the benefit of Wachovia.

       10.49**  --First Amendment to Lease Agreement, dated October 25, 1995, with respect to Lease Agreement dated February 22, 1993, by and between the Registrant and Perimeter Park West Associates Limited Partnership.

       10.50**  --First Amendment to Lease, dated as of September 20, 1995, with respect to Lease dated April 14, 1993, by and between United Carolina Bank and the Registrant.

       10.51**  --First Amendment to Lease, dated as of September 20, 1995, with respect to Lease dated July 6, 1993, by and between United Carolina Bank and the Registrant.

       10.52**  --Assignment of Sublease, dated September 21, 1995 with respect to Sublease dated July 6, 1993, by and among United Carolina Bank, the Registrant and Clinical Investigation Review Board.

       10.53**  --Guaranty Agreement, dated June 10, 1994, made by Fred
                  Eshelman for the benefit of Wachovia.

       10.54**  --Guaranty Agreement, dated June 10, 1994, made by Peter J.
                  Wise for the benefit of Wachovia.

       10.55**  --Lease made January 23, 1996 between PPD-CRU and Western
                  Center Properties, Inc.

       10.56**  --Note dated January 23, 1996, made by the Registrant for the benefit of Wachovia.

       10.57*   --First Amendment to Registration Rights Agreement.

       10.58*   --Shareholder Voting Agreement, dated June 7, 1996.

       10.59*   --First Amendment to Lease Agreement, dated October 25, 1995, between PPD and Perimeter Park West Associates Limited Partnership.

       10.60*   --First, Second and Third Amendments to Lease Agreement, dated
                  March 25, 1996, between PPD and BBC Family Limited
                  Partnership.

       10.61*   --Lease Agreement, dated March 25, 1996, between PPD and BBC
                  Family Limited Partnership.

       10.62    --Applied Bioscience International Inc. Employee Stock
                  Purchase Program (1988), incorporated by reference to Exhibit
                  10.1 to Applied Bioscience International Inc.'s Annual Report on Form 10-K for the year ended December 31, 1993.

       10.63    --Pharmaco International Limited Retirement Benefits Scheme
                  and Trust Deed, incorporated by reference to Exhibit 10.2 to Applied Bioscience International Inc.'s Registration Statement on Form S-1 (No. 33-11953).

       10.64    --Applied Bioscience International Inc. Stock Incentive
                  Program (1990), incorporated by reference to Exhibit 10.34 to Applied Bioscience International Inc.'s Annual Report on Form 10-K for the year ended December 31, 1990.

       10.65    --APBI Retirement Savings Plan, incorporated by reference to
                  Exhibit 4 to Applied Bioscience International Inc.'s Registration Statement on Form S-8 (No. 33-56678).

       10.66    --Letter Agreement dated September 3, 1993, between Applied
                  Bioscience International Inc. and Stephen L. Waechter, incorporated by reference to Exhibit 10.32 to Applied Bioscience International Inc.'s Amended Annual Report on Form 10-K/A for the year ended December 31, 1994.

       10.67    --Letter Agreement dated September 14, 1993, between Applied
                  Bioscience International Inc. and Stephen L. Waechter, incorporated by reference to Exhibit 10.44 to Applied Bioscience International Inc.'s Amended Annual Report on Form 10-K/A for the year ended December 31, 1994.

       10.68    --Change of Control Agreement by and between Applied
                  Bioscience International Inc. and Stephen L. Waechter dated as of June 14, 1995, incorporated by reference to Exhibit 10.35 to Applied Bioscience International Inc.'s Quarterly Report on Form 10-Q for the period ended September 30, 1995.

     10.69a-69f --Non-statutory Stock Option Agreements by and between
                  Applied Bioscience International Inc. and Grover C. Wrenn dated as of September 19, 1995, incorporated by reference to Exhibits 10.40a-10.40f to Applied Bioscience International Inc.'s Quarterly Report on Form 10-Q for the period ended September 30, 1995.

       10.70    --Purchase Agreement by and between ABI (TX) QRS 12-11, Inc.
                  and Applied Bioscience International Inc., incorporated by reference to Exhibit 10.42 to Applied Bioscience

                  International Inc.'s Annual Report on Form 10-K for the year ended December 31, 1995.

       10.71    --Lease Agreement by and between ABI (TX) QRS 12-11, Inc. and
                  Pharmaco LSR International Inc., incorporated by reference to
                  Exhibit 10.43 to Applied Bioscience International Inc.'s Annual Report on Form 10-K for the year ended December 31, 1995.

       10.72    --Employment Agreement by and between Applied Bioscience
                  International Inc. and Carol P. Hanna dated January 2, 1996, incorporated by reference to Exhibit 10.45 to Applied Bioscience International Inc.'s Annual Report on Form 10-K for the year ended December 31, 1995.

       10.73    --Change of Control Agreement between Applied Bioscience
                  International Inc. and Stephen L. Waechter, dated as of June 18, 1996, incorporated by reference to Exhibit 10.46 to Applied Bioscience International Inc.'s Amended Quarterly Report on Form 10-Q/A for the period ended June 30, 1996.

       10.74    --Change of Control Agreement between Applied Bioscience
                  International Inc. and Carol P. Hanna, dated as of June 18, 1996, incorporated by reference to Exhibit 10.47 to Applied Bioscience International Inc.'s Amended Quarterly Report on Form 10-Q/A for the period ended June 30, 1996.

       10.75    --Form of Agreement, dated as of June 20, 1996, by and between
                  Applied Bioscience International Inc. and each of Joseph H. Highland, Robert M. Wenger, Robert H. Harris and Joseph V. Rodricks, incorporated by reference to Exhibit 10.62 to the Registrant's Quarterly Report on Form 10-Q for the period ended September 30, 1996.

       10.76    --Agreement, dated as of September 6, 1996, by and between
                  Applied Bioscience International Inc. and John H. Timoney, incorporated by reference to Exhibit 10.63 to the Registrant's Quarterly Report on Form 10-Q for the period ended September 30, 1996.

       10.77    --Agreement, dated as of September 25, 1996, by and between
                  Applied Bioscience International Inc. and Kenneth H. Harper, incorporated by reference to Exhibit 10.64 to the Registrant's Quarterly Report on Form 10-Q for the period ended September 30, 1996.

       10.78    --Severance Compensation Agreement, dated as of September 25,
                  1996, by and between Applied Bioscience International Inc. and John D. Bryer, incorporated by reference to Exhibit 10.65 to the Registrant's Quarterly Report on Form 10-Q for the period ended September 30, 1996.

       10.79    --Consulting Agreement, dated as of October 1, 1996, by and between Applied Bioscience International Inc., and John D. Bryer, incorporated by reference to Exhibit 10.66 to the Registrant's Quarterly Report on Form 10-Q for the period ended September 30, 1996.

       10.80    --Employment Agreement, dated as of October 5, 1996, by and between Pharmaceutical Product Development, Inc., and Thomas D'Alonzo, incorporated by reference to Exhibit 10.67 to the Registrant's Quarterly Report on Form 10-Q for the period ended September 30, 1996.

       10.81    --Employment Agreement, dated as of September 26, 1996, by and between Pharmaceutical Product Development, Inc., and Fred B. Davenport, Jr.

       10.82    --Employment Agreement, dated as of September 25, 1996, by and between Pharmaceutical Product Development, Inc. and Joshua S. Baker.

     10.83a-83f --Substitute Non-Statutory Stock Option Agreements by and
                  between Pharmaceutical Product Development, Inc. and Grover C. Wrenn, dated as of September 26, 1996.

       21       --Subsidiaries of the Registrant

       23.1     --Consent of Coopers & Lybrand L.L.P.

       23.2     --Consent of Arthur Andersen LLP

       27       --Financial Data Schedule (for SEC use only)

       99       --Report of Arthur Andersen LLP

------------

   *     Previously filed.

  ** Incorporated by reference to the Registrant's Registration Statement on Form S-1, as amended (File No. 33-98996).

            PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES
                 INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND
                          FINANCIAL STATEMENT SCHEDULE


                                                                          Page
                                                                          ----

     Report of Independent Accountants                                     F-2

     Consolidated Statements of Operations for the Years Ended

           December 31, 1996, 1995 and 1994                                F-3

     Consolidated Balance Sheets as of December 31, 1996 and 1995          F-4

     Consolidated Statements of Shareholders' Equity for the Years

           Ended December 31, 1996, 1995 and 1994                          F-5

     Consolidated Statements of Cash Flows for the Years Ended

           December 31, 1996, 1995 and 1994                                F-6

     Notes to Consolidated Financial Statements                            F-7

     Consolidated Financial Statement Schedule

           Schedule II - Valuation and Qualifying Accounts                 F-27

                        REPORT OF INDEPENDENT ACCOUNTANTS


The Board of Directors and Shareholders
Pharmaceutical Product Development, Inc. and Subsidiaries


We have audited the accompanying consolidated balance sheet of Pharmaceutical Product Development, Inc. and its subsidiaries as of December 31, 1996, and the related consolidated statements of operations, shareholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Pharmaceutical Product Development, Inc. and its subsidiaries as of December 31, 1996, and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.

We previously audited and reported on the combined balance sheet of Pharmaceutical Product Development, Inc., its affiliates and its consolidated subsidiaries as of December 31, 1995 and the related combined statements of operations, shareholders' equity and cash flows for the two years in the period then ended, prior to their restatement for the 1996 pooling of interests. The contribution of Pharmaceutical Product Development, Inc., its affiliates and its consolidated subsidiaries to total assets represented 19 percent of the restated total assets as of December 31, 1995. The contribution of Pharmaceutical Product Development, Inc., its affiliates and its consolidated subsidiaries to net revenue represented 17 percent and 14 percent of the restated total for 1995 and 1994, respectively. The contribution (in thousands) of Pharmaceutical Product Development, Inc., its affiliates and its consolidated subsidiaries represented $2,537 of net income compared to a restated consolidated net loss of $5,404 in 1995 and represented $2,021 of net income compared to a restated consolidated net loss of $7,987 in 1994. Separate financial statements of the other company included in the restated consolidated balance sheet as of December 31, 1995 and in the 1995 and 1994 restated consolidated statements of operations, shareholders' equity and cash flows were audited and reported on separately by other auditors. We also audited the combination of the accompanying consolidated balance sheet as of December 31, 1995 and the consolidated statements of operations, shareholders' equity and cash flows for the two years in the period then ended, after restatement for the 1996 pooling of interests; in our opinion, such consolidated statements have been properly combined on the basis described in Note 2 of notes to consolidated financial statements.


/s/COOPERS & LYBRAND L.L.P.


Raleigh, North Carolina
February 11, 1997

            PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                         1996            1995            1994
                                                                      ---------       ---------       ---------
Life sciences revenues, net of subcontractor costs of $47,933,
   $52,066 and $44,864, respectively                                  $ 152,304       $ 160,495       $ 146,342
Environmental sciences revenues, net of subcontractor costs
   of $4,752, $7,230 and $4,564, respectively                            45,492          49,283          45,763
                                                                      ---------       ---------       ---------
       Net revenue                                                      197,796         209,778         192,105
                                                                      ---------       ---------       ---------
Direct costs - Life sciences                                             79,108          90,315          86,647
Direct costs - Environmental sciences                                    31,744          32,442          28,670
Selling, general and administrative expenses                             61,571          64,014          55,428
Depreciation and amortization                                            10,436          13,251          10,375
Loss on sale of business                                                   --            19,308            --
Merger costs and special charges                                         16,114           4,982            --
                                                                      ---------       ---------       ---------
                                                                        198,973         224,312         181,120
                                                                      ---------       ---------       ---------
       Operating income (loss)                                           (1,177)        (14,534)         10,985
Interest:
   Expense                                                                 (420)         (3,304)         (3,190)
   Income                                                                 1,919             263             508
Other income (expense), net                                                 305             425             (46)
                                                                      ---------       ---------       ---------
       Income (loss) from continuing operations before provision
         for income taxes                                                   627         (17,150)          8,257
                                                                                      ---------       ---------
Provision for income taxes                                                4,134
                                                                      ---------
       Net loss                                                          (3,507)
                                                                      ---------
Weighted average number of common shares outstanding                     21,168
                                                                      =========
       Net loss per common share                                      $   (0.17)
                                                                      =========

Pro Forma Data (Note 1):
Income (loss) from continuing operations before provision for
   income taxes                                                                         (17,150)          8,257
Pro forma provision (benefit) for income taxes                                          (14,359)          3,371
                                                                                      ---------       ---------
       Pro forma income (loss) from continuing operations                                (2,791)          4,886
                                                                                      ---------       ---------
Discontinued operations:
   Loss from discontinued operations, net of income tax benefit
     of $128                                                                               --              (285)
   Estimated loss on disposal of discontinued operations, net of
     income tax benefit of $2,036 and $227, respectively                                 (1,716)        (12,588)
                                                                                      ---------       ---------
Loss from discontinued operations                                                        (1,716)        (12,873)
                                                                                      ---------       ---------
       Pro forma net loss before extraordinary item                                      (4,507)         (7,987)
Extraordinary loss on early extinguishment of debt, net of
   income tax benefit of $475                                                              (897)           --
                                                                                      ---------       ---------
       Pro forma net loss                                                             $  (5,404)      $  (7,987)
                                                                                      =========       =========
Pro forma weighted average number of common shares
   outstanding                                                                           18,815          18,671
                                                                                      =========       =========
Pro forma earnings (loss) per common share:
   Income (loss) from continuing operations                                           $   (0.15)      $    0.26
   Loss from discontinued operations                                                      (0.09)          (0.69)
   Extraordinary loss                                                                     (0.05)           --
                                                                                      ---------       ---------
Pro forma loss per common share                                                       $   (0.29)      $   (0.43)
                                                                                      =========       =========


                 The accompanying notes are an integral part of
                    these consolidated financial statements.

            PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        AS OF DECEMBER 31, 1996 AND 1995
                        (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                           1996            1995
                                                                        ----------       --------
                         ASSETS

Current assets
     Cash and cash equivalents                                          $  21,838       $  13,565
     Marketable securities                                                 14,210             242
     Accounts receivable and unbilled services, net                        76,237          70,263
     Investigator advances                                                  5,280           2,960
     Prepaid expenses and other current assets                              5,752           4,414
     Deferred tax asset                                                     4,955           4,756
                                                                        ---------       ---------
         Total current assets                                             128,272          96,200

Property and equipment, net                                                31,479          28,782
Goodwill, net                                                              18,397          12,990
Other assets                                                                3,309           4,689
                                                                        ---------       ---------

         Total assets                                                   $ 181,457       $ 142,661
                                                                        =========       =========

             LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
     Current maturities of long-term debt                               $   4,221       $   2,201
     Accounts payable                                                       7,051           9,080
     Payables to investigators                                              5,429           8,428
     Other accrued expenses                                                26,263          24,289
     Unearned income                                                       18,705          14,882
                                                                        ---------       ---------

         Total current liabilities                                         61,669          58,880

Long-term debt, less current maturities                                     1,428           3,471
Deferred rent and other                                                     3,054           3,010
                                                                        ---------       ---------

         Total liabilities                                                 66,151          65,361
                                                                        ---------       ---------
Commitments and contingencies (Notes 10 and 14)

Shareholders' equity:
     Common stock, $0.10 par value, 95,000,000 shares authorized;
         21,624,000 and 18,677,000 shares issued and outstanding,
         respectively                                                       2,163           1,870
     Paid-in capital                                                      112,606          65,701
     Retained earnings (accumulated deficit)                                 (363)         10,621
     Unrealized gain on investments                                           232               6
     Cumulative translation adjustment                                        668            (425)
     Unearned compensation                                                   --              (473)
                                                                        ---------       ---------

         Total shareholders' equity                                       115,306          77,300
                                                                        ---------       ---------

         Total liabilities and shareholders' equity                     $ 181,457       $ 142,661
                                                                        =========       =========




                 The accompanying notes are an integral part of
                    these consolidated financial statements.

            PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
                                 (IN THOUSANDS)

                                               Common Stock                 Retained
                                             -----------------              Earnings      Unrealized     Cumulative
                                                          Par    Paid-in  (Accumulated  Gain (Loss) on   Translation     Unearned
                                             Shares      Value   Capital     Deficit)     Investments    Adjustment    Compensation
                                             ------      -----   -------     --------     -----------    ----------    ------------

Balance, December 31, 1993,
  as previously reported                      6,913    $   692   $    444    $  1,607                                     $  (268)
    Pooling of interests with APBI (Note 2)  11,365      1,137     58,299      22,070                     $ (3,567)        (1,404)
                                             ------    -------   --------    --------                     --------        -------
Balance, December 31, 1993, as restated      18,278      1,829     58,743      23,677                       (3,567)        (1,672)
    Adjustment to beginning balance for
      change in accounting method                                                         $  16
    Unrealized loss on investments                                                         (763)
    Amortization of unearned compensation                                                                                     671
    Issuance of 26 common shares in
      connection with an acquisition
      accounted for under the purchase
      method                                     26          2        798
    Minority interest of 26 common shares
      of affiliated company                                 (2)      (144)
    Income tax provision from exercise of
      stock options and unearned
      compensation amortization                                      (249)
    Translation adjustment                                                                                   2,006
    Net loss                                                                   (6,489)
    Dividends                                                                  (1,237)
    Other                                        30          5        518
                                             ------    -------   --------     -------     -----           --------        -------
Balance, December 31, 1994                   18,334      1,834     59,666      15,951      (747)            (1,561)        (1,001)
    Change in unrealized loss on investments                                                753
    Amortization of unearned compensation                                                                                     539
    Transfer of minority interest to
      affiliated group                            2                   168
    Issuance of 72 common shares                 72          7        708
    Issuance of 257 common shares in
      connection with an acquisition
      accounted for under the purchase method   257         26      5,020        (977)
    Income tax benefit from exercise of stock
      options and unearned compensation
      amortization                                                     53
    Sale of business                                                                                         1,699
    Translation adjustments                                                                                   (563)
    Net loss                                                                   (3,630)
    Dividends                                                                    (723)
    Other                                        12          3         86                                                     (11)
                                             ------    -------   --------    --------     -----           --------        -------
Balance, December 31, 1995                   18,677      1,870     65,701      10,621         6               (425)          (473)
    Public offering, net of cash
      offering costs                          2,300        230     36,952
    Shareholder S-Corp distributions                                1,595      (7,532)
    Unrealized gain on investments                                                          226
    Issuance of 242 common shares               242         24        622
    Stock issued for exercise of 365 options    365         37      5,058
    Income tax benefit from exercise of
      stock options and unearned
      compensation amortization                                     1,990
    Translation adjustments                                                                                  1,093
    Net loss                                                                   (3,507)
    Other                                        40          2        688          55                                         473
                                             ------    -------   --------    --------     -----           --------        -------
Balance, December 31, 1996                   21,624    $ 2,163   $112,606    $   (363)    $ 232           $    668        $    --
                                             ======    =======   ========    ========     =====           ========        =======



                 The accompanying notes are an integral part of
                    these consolidated financial statements.

            PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
                                 (IN THOUSANDS)


                                                                               1996           1995           1994
                                                                             --------       --------       --------
Cash flows from operating activities:
    Net loss                                                                 $ (3,507)      $ (3,630)      $ (6,489)

    Adjustments to reconcile net loss to net cash provided by operating activities:
      Depreciation and amortization                                            10,436         13,232         11,961
      Deferred income taxes                                                     1,375        (18,204)         3,235
      Stock compensation amortization                                             668            539            671
      Loss on sale of toxicology operations                                      --           16,991           --
      Provision for loss on disposal of discontinued operations                  --            3,752         12,815
      (Gain) loss on disposition of property and equipment                          6         (2,741)           113
      Gain on sale of investments                                                  (8)          --             --
      Impairment of investment in EnSys                                          --            2,638           --
      Early extinguishment of debt                                               --              955           --
      Change in assets and liabilities:
         Accounts receivable and unbilled services, net                        (2,043)           108        (15,126)
         Prepaid expenses and other current assets                             (4,317)         2,076         (4,242)
         Current income taxes                                                   1,354          1,472          5,115
         Goodwill and other assets                                              1,068         (1,968)        (4,015)
         Assets and liabilities of discontinued operations, net                  --           (1,593)        (2,009)
         Accounts payable and accrued liabilities                              (6,872)         9,301         (1,961)
         Unearned income                                                        2,569         (7,011)         1,401
         Other                                                                   (411)             6           (249)
                                                                             --------       --------       --------
                Net cash provided by operating activities                         318         15,923          1,220
                                                                             --------       --------       --------

Cash flows from investing activities:
      Purchases of property and equipment                                     (11,176)       (10,117)       (16,089)
      Proceeds from sale of toxicology operations                                --           32,500           --
      Proceeds from sale of property and equipment                                 74         14,158             69
      Purchase of marketable securities                                       (13,799)           (14)           (13)
      Sale of investments                                                         244           --             --
      Net cash paid for acquisitions                                           (3,867)          (741)        (1,881)
                                                                             --------       --------       --------
                Net cash (used in) provided by investing activities           (28,524)        35,786        (17,914)
                                                                             --------       --------       --------

Cash flows from financing activities:
      Short-term bank (repayments) borrowings, net                               --           (1,687)       (16,929)
      Line of credit (repayments) borrowings, net                                 669        (12,892)        12,973
      Proceeds from long-term debt                                                167           --            2,771
      Principal repayments on long-term debt                                   (2,415)       (32,897)       (13,224)
      Other long-term borrowings                                                 --             --           26,903
      Cash dividends paid                                                      (5,937)          (723)        (1,237)
      Proceeds from issuance of common stock                                   42,902            761            524
                                                                             --------       --------       --------
                Net cash provided by (used in) financing activities            35,386        (47,438)        11,781
                                                                             --------       --------       --------

Effect of exchange rate changes on cash                                         1,093           (510)          (137)
                                                                             --------       --------       --------
Net increase (decrease) in cash and cash equivalents                            8,273          3,761         (5,050)
Cash and cash equivalents, beginning of the year                               13,565          9,804         14,854
                                                                             --------       --------       --------
Cash and cash equivalents, end of the year                                   $ 21,838       $ 13,565       $  9,804
                                                                             ========       ========       ========


                 The accompanying notes are an integral part of
                    these consolidated financial statements.

            PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. SUMMARY OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES:


NATURE OF BUSINESS

         Pharmaceutical Product Development, Inc. and its subsidiaries ("PPD"), collectively (the "Company"), provide a broad range of research and consulting services in two business segments: life sciences and environmental sciences. Services provided in the life sciences segment include worldwide clinical research and development of pharmaceutical products and medical devices, biostatistical analysis and analytical laboratory services. Environmental sciences services include assessment and management of chemical and environmental health risk, site investigation and remediation planning and litigation support. Such services are provided through both segments under contract to clients in the pharmaceutical, general chemical, agrochemical, biotechnology and other industries. The environmental sciences segment also markets services to clients in the industrial, manufacturing and oil and gas industries. The Company's life sciences services, which represented 77% of the Company's business in 1996 based on net revenue, are marketed primarily in the United States and Europe. The remaining 23% of the Company's 1996 net revenue was derived from its environmental sciences segment which is primarily domestic.


PRINCIPLES OF CONSOLIDATION

         The accompanying consolidated financial statements include the accounts and operations of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.


MERGER COSTS AND SPECIAL CHARGES

         In connection with the acquisition of Applied Bioscience International Inc. ("APBI"), the Company implemented a reorganization plan under which the Company would eliminate certain positions and close a facility. The Company recorded merger and reorganization costs of $17.0 million in the third quarter of 1996. Included in these costs were transaction costs of $7.1 million, related primarily to investment banking, legal and accounting fees. In addition, the Company recorded $9.9 million in accruals for severance, lease termination and certain other costs. The Company reversed $0.8 million of these accruals in the fourth quarter due to changes in estimates. Of the amounts accrued above, $3.2 million is for severance payments for approximately 40 individuals consisting mainly of administrative personnel. In the fourth quarter of 1996, $1.1 million in severance was paid and charged against the reserve. Approximately $7.5 million of accrued merger and reorganization costs were accrued as of December 31, 1996 and included in Other accrued expenses. (See Note 2.)

         In the fourth quarter of 1995, the Company recorded special charges of $5.0 million, primarily related to the impairment of certain investments and assets and the decision to reduce costs and improve efficiencies. These charges included approximately $3.4 million associated with the impairment of the Company's available-for-sale investment (see Note 8) and other assets, $1.2 million related primarily to severance costs associated with the Company's efforts to reduce future costs and $0.4 million related to accrued lease losses and other miscellaneous costs.


REVENUE RECOGNITION

         The Company records revenues from fixed-price contracts extending over more than one accounting period on a percentage-of-completion basis. Revenues from time-and-material contracts are recognized as billable rates multiplied by hours delivered, plus pass-through expenses incurred. Pass-through expenses generally include subcontractor costs which consist of investigator fees, travel and certain other contract costs that are reimbursed by the client. Accordingly, such subcontractor costs are deducted in determining net revenues.

            PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

1. SUMMARY OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         If it is determined that a loss will result from the performance of a contract, the entire amount of the estimated loss is charged against income in the period in which the determination is made. Clients generally may terminate a study at any time, which may cause unplanned periods of excess capacity and reduced revenues and earnings. To offset the effects of early terminations, with respect to contracts of significant size the Company attempts to negotiate the payment of an early termination fee.


CASH AND CASH EQUIVALENTS

         Cash and cash equivalents consists of unrestricted cash accounts, including commercial paper, which are not subject to withdrawal restrictions or penalties, and all highly liquid debt instruments with a maturity of three months or less at the date of purchase.

         Supplemental cash flow information and non-cash investing activities were as follows (in thousands):


                                                   YEAR ENDED DECEMBER 31,
                                              ---------------------------------
                                               1996         1995          1994
                                              ------      -------       -------
Cash paid (received):
    Interest                                  $  326      $ 3,707       $ 3,800
                                              ======      =======       =======
    Income taxes, net                         $1,594      $(2,299)      $(6,355)
                                              ======      =======       =======


         The non-cash assets and liabilities acquired, including the acquisition of Environmental Assessment Group, Ltd.; Data Acquisition and Research (DAR) Limited; Medisys S.L.; Trilife GmbH; and Q&Q Suporte A Pesquisa Clinica Ltda. in 1996 and Gabbay Limited and the Chicago Center for Clinical Research in 1995 (see Note 2) and the Phase I clinical center received as consideration for the sale of the toxicology operations in 1995 (see Note 3) were as follows (in thousands):

                                                        YEAR ENDED DECEMBER 31,
                                                        -----------------------
                                                           1996        1995
                                                           ----        ----
     Acquisitions:
        Fair value of assets acquired                    $4,841      $7,633
        Liabilities assumed                               5,242       3,416

     Non-cash consideration received:
        Fair value of assets acquired                    $ --        $5,098
        Liabilities assumed                                --           598

MARKETABLE SECURITIES

         The Company records its investment in marketable securities in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities." The classification of securities is generally determined at the date of purchase. All marketable securities of the Company have been classified as available for sale and have been reported at fair value with unrealized gains and losses reported as a separate component of shareholders' equity. The Company intends to hold these securities for an indefinite period of time. Gains and losses on sales of investment securities, computed based on specific identification of adjusted cost of each security, are included in other income at the time of the sales. (See Notes 5 and 8.)

            PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

1. SUMMARY OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

INVESTIGATOR PAYMENTS

         Investigator payments are recognized based upon the status of the work completed as a percentage of the total procedures required under the contract or based on patient enrollment over the term of the contract. Billings and payments are based on predetermined contractual agreements which may differ from the accrual of the expense. Payments made in excess of the accrued expenses are classified as investigator advances and accrued expenses in excess of amounts paid are classified as payables to investigators. Contracted physician costs are included as a reduction to revenues in the consolidated statements of operations.


PROPERTY AND EQUIPMENT

         Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is recorded using the straight-line method, based on estimated useful lives of 20 to 50 years for buildings, five to 12 years for laboratory equipment, three to five years for computers and related equipment, and four to 10 years for furniture and equipment. Leasehold improvements are amortized over the shorter of the respective lives of the leases or the useful lives of the improvements. Property under capital leases is amortized over the life of the lease or the service life, whichever is shorter. The Company evaluates impairment of its property and equipment based on whether it is probable that undiscounted future cash flows from operations are expected to be less than the asset's carrying value.


GOODWILL

         The excess of the purchase price of the businesses acquired over the fair value of net tangible assets and identifiable intangibles at the date of the acquisitions has been assigned to goodwill. Goodwill is being amortized over periods of 15 to 40 years. As of December 31, 1996 and 1995, accumulated amortization was $3,036,000 and $2,014,000 respectively. The amortization charges for each of the three years ended December 31, 1996, 1995 and 1994 were $950,000, $715,000 and $485,000, respectively. The Company evaluates impairment of goodwill based on whether it is probable that undiscounted future cash flows from operations are expected to be less than the asset's carrying value.


OTHER ASSETS

         Other intangible assets, which are included in other assets, are being amortized over periods of three to five years. (See Note 8.)


UNBILLED SERVICES AND UNEARNED INCOME

         In general, prerequisites for billings are established by contractual provisions including predetermined payment schedules, the achievement of contract milestones or submission of appropriate billing detail. Unbilled services arise when services have been rendered but clients have not been billed. Similarly, unearned income represents amounts billed in excess of revenue recognized.


INCOME TAXES

         The financial statements of the Company for periods prior to its initial public offering in January 1996 ("the IPO") do not include a provision for income taxes, because the taxable income or loss of the Company through December 31, 1995 (excluding the results of APBI - see Note 2) was included in the income tax returns of the individual shareholders under the S corporation election. For informational purposes, the statements of operations include a pro forma income tax provision on taxable income for financial reporting purposes, which combines income taxes on PPD's results, excluding APBI, using statutory federal and state rates that would have resulted if the Company had filed corporate tax returns during these periods and APBI's previously reported provision for income taxes.

            PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

1. SUMMARY OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         In January 1996, prior to the effectiveness of the IPO, the Company elected to no longer be treated as an S corporation for tax purposes. Accordingly, the Company is now subject to federal and state income taxes and recognizes deferred taxes in accordance with Statement of Financial Accounting Standards No. 109 ("SFAS No. 109"), "Accounting for Income Taxes." SFAS No. 109 requires companies subject to income taxes to adjust their deferred tax assets and liabilities based on temporary differences between financial statement and tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse.


TRANSLATION OF FOREIGN FINANCIAL STATEMENTS

         Assets and liabilities of foreign operations, where the functional currency is the local currency, are translated into U.S. dollars at the year-end rate of exchange. Income and expenses are translated at the average rates of exchange prevailing during the year. Gains or losses from translating foreign currency financial statements are accumulated in a separate component of shareholders' equity. Foreign currency transaction gains and losses are included in other income.

         Funds generated by each subsidiary of the Company are generally reinvested in the country where they are earned.


PER SHARE INFORMATION

         The computation of income (loss) per share information is based on the weighted average number of common shares outstanding during the year.


NEW ACCOUNTING PRONOUNCEMENTS

         In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 ("SFAS No. 128"), "Earnings Per Share." SFAS No. 128 is designed to improve the earnings per share information provided in financial statements by simplifying the existing computational guidelines, revising the disclosure requirements and increasing comparability of earnings per share data on an international basis. This pronouncement is effective for periods beginning after December 15, 1997, and is not expected to have a material impact on the Company's financial statements.


PERVASIVENESS OF ESTIMATES

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


RECLASSIFICATIONS

         Certain prior year amounts have been reclassified to conform to the 1996 presentation.


2. ACQUISITIONS:


POOLING

         On September 26, 1996, a wholly-owned subsidiary of the Company was merged with and into APBI in a transaction accounted for as a pooling of interests. As a result of the merger, APBI became a wholly-owned subsidiary of the Company. Under the terms of the merger agreement, APBI shareholders received
0.4054 of a share of the Company's common stock for each APBI share. As a result of the merger, the Company issued 12,063,860 shares of its common stock in exchange for all the outstanding shares of common stock of APBI.

            PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

2. ACQUISITIONS (CONTINUED)


         Holders of options to acquire APBI stock had the choice to receive either shares of Company stock for the value of the options, or substituted options to acquire Company common stock. As a result of the APBI option holders' choices, 202,967 additional shares of Company common stock were issued, and options to purchase 600,513 shares of Company common stock were issued.

         In accordance with the pooling of interests method of accounting, the consolidated financial statements are based on the assumption that the companies were combined for the full year and financial statements of prior years have been restated to give effect to the combination. Net revenue and net income
(loss) as previously reported for 1995 and for the six months ended June 30, 1996, and as restated for the pooling of interests follow (in thousands):



                                           PPD           APBI         ADJUSTMENT     RESTATED
                                           ---           ----         ----------     --------
Year ended December 31, 1995

   Net revenue                            $38,263      $183,253       $(11,738)      $209,778

   Pro forma income (loss) from
   continuing operations                    2,537        (5,328)          --           (2,791)

   Loss from discontinued operations
   and extraordinary items                   --          (2,613)          --           (2,613)
                                          -------      --------       --------       --------

   Pro forma net income (loss)              2,537        (7,941)          --           (5,404)
                                          -------      --------       --------       --------

Six months ended June 30, 1996

   Net revenue                            $25,041      $ 77,011       $ (5,506)      $ 96,546

   Net income                               2,126         2,444           --            4,570


         Prior to the merger, APBI reported certain items as direct expenses, while PPD reported those items as a deduction to arrive at net revenue. APBI's results prior to the pooling have been restated to be presented on a basis consistent with PPD's results. The impact of the restatement on APBI's net revenue is presented above in the column labeled "Adjustment."


PURCHASES

         The Company's Life Sciences Group furthered its expansion outside of the U.S. in 1996 through the acquisition of Trilife Gesellschaft Fur Medizinische Entwicklung Verwaltungs GmbH ("Trilife") in Germany, Medisys S.L. ("Medisys") in Spain and Q&Q Suporte A Pesquisa Clinica Ltda. ("Q&Q") in Brazil. The consideration for Trilife consisted of approximately $567,000 paid at closing. In addition, the Company may pay up to $135,000 as additional purchase price, dependent upon the performance of Trilife for a certain period after the acquisition. The consideration for Medisys consisted of $400,000 paid at closing, plus an additional $300,000 due on each of the first and second anniversaries of the acquisition. The consideration for Q&Q consisted of $500,000 paid at closing, plus an additional $100,000 due on each of the first three anniversaries. The Company also acquired Data Acquisition and Research
(DAR) Limited ("DAR") in Scotland in 1996, which allowed it to expand its biostatistics and data analysis capabilities in Europe. The consideration for DAR consisted of cash paid at closing of $992,000, plus an additional $348,000 to be paid in 10 installments between June 1997 and December 2001. The
Company's Environmental Sciences Group also expanded its operations in 1996 with the acquisition of Environmental Assessment Group Limited ("EAG") in England. The consideration for EAG consisted of $1.9 million cash, a note for approximately $350,000 and the potential to earn up to an additional $500,000 depending on the profits of EAG during the two years after the acquisition. In connection with these acquisitions, the Company recorded $6,278,000 in goodwill. Pro forma information is not presented as the results of operations prior to the dates of the acquisitions are not material individually or collectively to the Company.

            PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

2. ACQUISITIONS (CONTINUED)

         On August 1, 1995, PPD and PPD-Europe (an S corporation formed in connection with this transaction), completed the acquisition of Gabbay Group Limited for $306,000 in cash and $241,000 in assumed debt. Gabbay Group Limited, a clinical research organization, is located in Southampton, England. The purchase price resulted in goodwill of $444,000. Pro forma information is not presented as the results of operations prior to the date of the acquisition are not material to the Company.

         On August 18, 1995, the Company, through its subsidiary Clinix International Inc., acquired the business and assets of the Chicago Center for Clinical Research ("CCCR"), a nationally recognized organization conducting clinical trials in pharmaceuticals, food and nutrition. The consideration consisted of 634,188 shares of APBI's common stock valued at $4,043,000, together with the assumption or retirement of substantially all of CCCR's outstanding indebtedness and other related liabilities. As a result of this transaction, the Company recorded $4,517,000 in goodwill. Pro forma information is not presented, as the results of operations prior to the date of acquisition are not material to the Company.


3. SALE OF BUSINESS:

         On November 21, 1995, the Company sold its toxicology laboratories located in New Jersey and Suffolk, England, to Huntingdon International Holdings plc ("Huntingdon"). In connection with the sale of the New Jersey toxicology laboratory, which operated as a division of PPD Pharmaco (formerly Pharmaco LSR International Inc., "Pharmaco"), a wholly-owned subsidiary of the Company, Huntingdon acquired substantially all of the assets of such laboratory and assumed substantially all related liabilities. In connection with the sale of the toxicology laboratory located in Suffolk, England, Huntingdon acquired all of the capital stock of Pharmaco LSR Ltd., a wholly-owned subsidiary of the Company. The Company received as consideration cash proceeds of $32,500,000, plus an additional $6,000,000 for an equal amount of cash conveyed to Huntingdon as part of the sale. The consideration also included the Company's acquisition of Huntingdon's Phase I clinical center located in Leicester, England, at an agreed upon value of $4,500,000.

         As a result of the disposition, the Company recorded a pre-tax loss on sale of business of $19,308,000 which is reflected in the accompanying consolidated statement of operations for the year ended December 31, 1995. The loss reflected the net book value of the net assets sold in excess of consideration received of $16,991,000, $1,178,000 of transaction costs, $1,338,000 of severance and relocation costs, and $581,000 of other costs primarily related to the required name change of the remaining business, net of a $780,000 gain recorded as a result of the settlement of the Company's U.K. pension plan. (See Note 13.)

         The assets and liabilities sold to Huntingdon are not included in the accompanying consolidated balance sheet as of December 31, 1995. The results of operations (excluding the effect of the loss on the sale of the business) for the years ended December 31, 1995 and 1994 included the following for the disposed business (in thousands):

                                               1995          1994
                                               ----          ----
               Net revenues                 $38,446        $46,387
               Operating (loss) income       (1,136)         2,409

4. DISCONTINUED OPERATIONS:

         In June 1994, the Company sold Paragon, a division of its wholly owned subsidiary APBI Environmental Sciences Group, Inc., for cash and a note totaling $525,000. The sale resulted in a loss on disposal before income tax benefits of $732,000.

         In December 1993, the Company adopted a formal plan to sell its environmental testing laboratory division, Environmental Testing and Certification Corp. ("ETC"). Accordingly, in 1993 the Company's results reflected charges necessary to reduce the carrying value of its investment in ETC to its estimated realizable value.

            PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

4. DISCONTINUED OPERATIONS (CONTINUED)

         Although it was the Company's desire to exit the environmental analytical laboratory business completely, it became apparent during 1994 that the Company would not be able to dispose of its interest in ETC on terms that it deemed attractive, in part because of the ongoing consolidation within the environmental analytical laboratory industry. Based on the Company's belief that a larger network of analytical laboratories could compete more effectively, and that a minority interest in a larger laboratory business might provide a better means to pursue divestiture opportunities, in August 1994, the ETC division of APBI Environmental Sciences Group, including substantially all of its assets and liabilities, was consolidated with the business operations of PACE Inc. (an unrelated analytical laboratory) and Coast-to-Coast Analytical Services, Inc. (another unrelated analytical laboratory). The combined business operations were operated within PACE Incorporated ("PACE"), a newly formed entity. As a result of the combination, the Company, through APBI Environmental Sciences Group, owned preferred and common stock of PACE representing approximately 36% of the weighted average preferred and common stock outstanding. Due to the additional time required to divest ETC and after assessment of the estimated fair value of APBI's investment in PACE, the Company recorded an additional write down of $2,533,000 in the third quarter of 1994. In the fourth quarter of 1994, the Company recorded $9,550,000 in additional writedowns to reduce the carrying value of the investment to its then estimated net realizable value.

         During the fourth quarter of 1995, PACE sold substantially all of its laboratories in a series of transactions. Net proceeds from such transactions were used to retire PACE's outstanding bank loan and to partially repay certain other secured indebtedness. PACE, which is currently winding up its remaining business operations, does not have sufficient assets to repay its outstanding liabilities. Accordingly, it is anticipated that equity holders will not receive any distributions upon completion of PACE's winding up and dissolution. Effective December 29, 1995, the Company's voting interest was reduced to below 20%, and the Company changed its accounting for the investment from the equity method to the cost method in accordance with Accounting Principles Board Opinion No. 18, "The Equity Method of Accounting for Investments in Common Stock."

         In the fourth quarter of 1995, the Company wrote off its remaining investment in PACE of approximately $3,600,000, and accrued its estimated exposure for guarantees on leases. PACE, which is currently winding up its remaining business operations, does not have sufficient assets to repay its outstanding liabilities and was involuntarily placed in bankruptcy under Chapter 7 of the Bankruptcy Code during 1996. The Company does not believe that any further charges will be taken with respect to this investment.

         The operating results of the discontinued operations include net revenues of $12,045,000 for the year ended December 31, 1994. Assets and liabilities of the discontinued operations were as follows as of December 31, 1994 (in thousands):

         Accounts receivable, net                                   $    317
         Property and equipment, net                                   1,542
         Other assets                                                 12,959
         Other liabilities                                           (12,382)
                                                                    --------
         Net assets of discontinued operations                      $  2,436
                                                                    ========

5. MARKETABLE SECURITIES:

         The estimated market value and aggregate cost of current marketable securities were as follows (in thousands):

                                                    DECEMBER 31,
                                          -------------------------------
                                            1996                     1995
                                            ----                     ----
Estimated market value                    $14,210                    $242
Aggregate cost                             14,210                     236
                                          -------                    ----
Gross unrealized gains                    $  --                      $  6
                                          =======                    ====

            PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

6. ACCOUNTS RECEIVABLE AND UNBILLED SERVICES:

         Accounts receivable and unbilled services consisted of the following (in thousands):

                                                                   DECEMBER 31,
                                                              ----------------------
                                                               1996            1995
                                                              ------          ------
Trade:
      Billed                                                  $45,419         $39,257
      Unbilled                                                 30,404          33,509
      Reserve for doubtful accounts                            (1,511)         (3,319)
                                                              -------         -------
                                                               74,312          69,447
Officers and employees                                            363             395
Other                                                           1,562             421
                                                              -------         -------
                                                              $76,237         $70,263
                                                              =======         =======

7. PROPERTY AND EQUIPMENT:

         Property and equipment, stated at cost, consisted of the following (in thousands):


                                                                   DECEMBER 31,
                                                              ----------------------
                                                               1996            1995
                                                              ------          ------

Land                                                          $   593         $   543
Buildings and leasehold improvements                           13,049          10,692
Construction in progress                                          167             230
Furniture and equipment                                        28,062          23,879
Computer equipment                                             27,868          22,410
                                                              -------         -------
                                                               69,739          57,754
Less- Accumulated depreciation and amortization                38,260          28,972
                                                              -------         -------
                                                              $31,479         $28,782
                                                              =======         =======


         The annual depreciation and amortization charges on property and equipment for each of the three years ended December 31, were (in thousands):

                  1994                                  $10,453
                  1995                                   12,015
                  1996                                    9,399

8. OTHER ASSETS:

         Other assets consisted of the following (in thousands):

                                                                   DECEMBER 31,
                                                              ----------------------
                                                               1996            1995
                                                              ------          ------

Investment in SDI                                              $1,240          $1,008
Intangible and other assets, net of accumulated
     amortization of $1,024 and $2,183, respectively            2,069           3,039
Net non-current assets of discontinued operations                --               642
                                                               ------          ------
                                                               $3,309          $4,689
                                                               ======          ======


         The annual amortization charges on intangible assets for each of the three years ended December 31, 1996, 1995 and 1994 were $87,000, $602,000 and $700,000, respectively.

            PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

8. OTHER ASSETS (CONTINUED)

         The Company owns 729,600 shares of Strategic Diagnostics Inc. ("SDI"), formerly EnSys Environmental Products Inc. ("EnSys") common stock. Warrants to acquire up to an additional 866,667 shares of EnSys common stock at $7.50 per share expired in October 1996. The trading price per share was $2.00 and $1.63 as of December 31, 1996 and 1995, respectively.

         The Company owns approximately 4.4% of the SDI common stock at December 31, 1996.

         The Company's investment in SDI is carried at its fair value. In 1996, the difference between the fair value and the carrying value of $232,000 is reported as a separate component of shareholders' equity. In 1995, the difference between the fair value and the carrying value of $2,638,000 was reported as a loss in the consolidated statement of operations as the decline was considered other than temporary.

9. OTHER ACCRUED EXPENSES:

         Other accrued expenses consisted of the following (in thousands):


                                                                           DECEMBER 31,
                                                                   --------------------------
                                                                      1996              1995
                                                                      ----              ----
Accrued salaries, wages, benefits and related costs                 $10,976           $11,457
Accrued merger costs                                                  7,513              --
Accrued loss on sale of business                                       --               2,395
Accrued special charges and restructuring costs                        --               2,223
Other                                                                 7,774             8,214
                                                                    -------           -------
                                                                    $26,263           $24,289
                                                                    =======           =======

10. LONG-TERM DEBT AND LEASE OBLIGATIONS:

         Long-term debt consisted of the following (in thousands):

                                                                           DECEMBER 31,
                                                                   --------------------------
                                                                      1996              1995
                                                                      ----              ----
LIBOR (5.72% at December 31, 1996) plus 1.2%
  unsecured line of credit due February 19, 1997                    $ 3,300           $  --

Prime (8.5% at December 31, 1995) less 0.5% line of credit
  reducing $520 annually and expiring January 1, 2000                  --               2,210

Equipment leases                                                        689               894

Various notes at interest rates up to 8.5%                            1,660             2,568
                                                                    -------           -------

                                                                      5,649             5,672
Less current maturities                                              (4,221)           (2,201)
                                                                    -------           -------

                                                                    $ 1,428           $ 3,471
                                                                    =======           =======


     As of December 31, 1996, the Company had $6,700,000 in unused line of credit borrowings available, as well as an additional $20,000,000 discretionary line of credit. On February 19, 1997, the Company modified the line of credit to mature on May 1, 1997.

            PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

10. LONG-TERM DEBT AND LEASE OBLIGATIONS (CONTINUED)

         For the years subsequent to December 31, 1996, annual maturities of long-term debt outstanding are (in thousands):

                           1997                     $4,221
                           1998                      1,013
                           1999                        175
                           2000                        161
                           2001                         79
                                                    ------
                                                    $5,649
                                                    ======

OPERATING LEASES

         The Company is obligated under noncancellable leases expiring at various dates through 2010 relating to its operating facilities and certain equipment. Rental expense for all operating leases, net of sublease income, was $10,334,000, $8,200,000 and $6,034,000 for the years ended December 31, 1996,
1995 and 1994, respectively.

         The Company completed a sale-leaseback transaction involving owned real estate in Austin, Texas, on November 13, 1995. Total gross proceeds in the transaction were $12,000,000 resulting in a pre-tax gain of approximately $2,100,000. The gain, which has been deferred, is classified as deferred rent and other in the accompanying consolidated balance sheet and is being amortized on a straight-line basis over the fifteen year lease term. The facilities are leased to the Company with all responsibility of operations and maintenance residing with the Company.

         Certain facility leases entered into in 1992 and prior years provided for concessions by the landlords, including payments for leasehold improvements, moving expenses, and free rent periods. These concessions have been reflected as deferred rent and other in the accompanying consolidated financial statements. The Company is recording rent expense on a straight-line basis for these leases.

         Future minimum payments for all operating lease obligations for years subsequent to December 31, 1996 are as follows (in thousands):

                              1997                               $12,422
                              1998                                11,362
                              1999                                 8,701
                              2000                                 6,867
                              2001                                 6,146
                              2002 and thereafter                 31,519

11. STOCK PLANS:

STOCK INCENTIVE PROGRAM

         The Company has a stock option plan (the "Plan") under which the Company may grant options to its employees and directors for up to 1,500,000 shares of common stock. Under the Plan, the exercise price of each option equals the market price of the Company's stock on the date of grant and an option's maximum term is ten years. Options are granted upon approval of the Board of Directors and vest over various periods.

            PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

11. STOCK PLANS (CONTINUED)

         On January 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 123 ("SFAS No. 123"), "Accounting for Stock Based Compensation". As permitted by SFAS No. 123, the Company has chosen to apply Accounting Principles Board Opinion No. 25 ("APB No. 25"), "Accounting for Stock Issued to Employees" and related interpretations in accounting for its Plans. Accordingly, no compensation cost has been recognized for options granted under the Plan. Had compensation cost for the Company's Plan been determined based on the fair value at the grant dates for awards under the Plan consistent with the method of SFAS No. 123, the Company's net loss and net loss per share would have been increased to the pro forma amounts indicated below.

                                          1996                    1995
                                   -------------------     --------------------
                                      AS                      AS
                                   REPORTED  PRO FORMA     REPORTED   PRO FORMA
                                   --------  ---------     --------   ---------

Net loss (in thousands)            $3,507     $7,670        $5,404     $5,637

Net loss per share                 $ 0.17     $ 0.36        $ 0.29     $ 0.30

         The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1996 and 1995: expected volatility of 49.9%, risk-free interest of 6.25% and expected lives of five years. The weighted average fair value of options granted during 1996 and 1995 was $11.48 and $6.55 per share, respectively.

         A summary of the status of the Company's Plan as of December 31, 1996, 1995 and 1994, and changes during the years ending on those dates, is presented below:


                                             1996                          1995                        1994
                                     -------------------------   -------------------------   -------------------------
                                                   WEIGHTED                     WEIGHTED                   WEIGHTED
                                                   AVERAGE                      AVERAGE                    AVERAGE
                                     SHARES     EXERCISE PRICE   SHARES     EXERCISE PRICE  SHARES     EXERCISE PRICE
                                     ------     --------------   ------     --------------  ------     --------------

Outstanding at beginning of year    1,180,809       $16.29     1,240,682         $17.07    1,358,518        $23.07

Granted                             1,056,539        22.57       191,837          12.38      347,959         15.64

Exercised                            (858,800)       15.10       (63,547)          9.82      (25,549)         8.55

Forfeited                            (137,406)       17.96      (188,163)         19.63     (440,246)        35.05
                                    ---------                  ---------                   ---------

Outstanding at end of year          1,241,142       $22.28     1,180,809         $16.29    1,240,682         17.07
                                    =========       ======     =========         ======    =========        ======

Options exercisable at year-end       771,069       $19.85       766,895         $17.31      734,217        $17.56
                                    =========       ======     =========         ======    =========        ======


     The following table summarizes information about the Plan's stock options at December 31, 1996:

                                            OPTIONS OUTSTANDING                    OPTIONS EXERCISABLE
                              ----------------------------------------------    ------------------------------
                                 NUMBER     WEIGHTED-AVERAGE    WEIGHTED          NUMBER          WEIGHTED
          RANGE OF            OUTSTANDING       REMAINING        AVERAGE        EXERCISABLE        AVERAGE
       EXERCISE PRICES        AT 12/31/96   CONTRACTUAL LIFE  EXERCISE PRICE    AT 12/31/96     EXERCISE PRICE
       ---------------        -----------   ----------------  --------------    -----------     --------------

        $10.01-$20.00           530,832        8.2 years         $16.12           530,832           $16.12

        $20.01-$30.00           611,605        9.6 years         $25.44           141,532           $22.72

        $30.01-$40.00            87,241        4.8 years         $35.20            87,241           $35.20

        $40.01-$40.55            11,464        5.1 years         $40.55            11,464           $40.55
                              ---------                                           -------

                              1,241,142                                           771,069
                              =========                                           =======

            PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

11. STOCK PLANS (CONTINUED)

OTHER STOCK PROGRAMS

         On August 15, 1995, APBI granted a total of 60,000 restricted stock units ("RSUs") to two executive officers of APBI. The RSUs vested at the time the average closing price for APBI's common stock equaled or exceeded $10.00 per share for a period of 10 consecutive trading days. The RSUs vested on July 5, 1996. The executives were not required to pay any consideration in exchange for the RSUs. Unearned compensation was amortized to expense over the vesting period of the RSUs. Compensation expense related to these RSUs of $534,000 and $66,000 has been recorded in the accompanying statement of operations for the years ended December 31, 1996 and 1995, respectively.

         On September 19, 1995, APBI entered into a Separation Agreement with a former senior executive officer of APBI. In connection therewith, APBI canceled the former executive's unexercised options granted under APBI's stock option plan and provided the officer with options granted outside of APBI's plan to purchase up to 147,428 shares of APBI's common stock. Of the options granted, 92,761 were fully vested at the grant date. The remaining options vest at various dates through September 13, 1997, and expire on the earlier of February 11, 2001, or the day immediately following any period of 20 consecutive trading days in which the last sale for shares of the Company's common stock for each of such trading days equaled or exceeded $49.33, as adjusted, per share. The options were granted at the exercise prices established at the original option grant dates and vary from $13.88 to $39.16, as adjusted. At the grant date of the new options, 102,000 of the options were priced below fair market value. Accordingly, in 1995, the Company recorded compensation expense of $112,000 for the difference between the fair market value and the exercise price. These options to acquire shares of APBI stock were converted into options to acquire Company stock, in connection with the merger. The terms and conditions of the options remained the same, except that the number of options and their exercise price were adjusted in accordance with the exchange ratio provided for in the merger agreement.

EMPLOYEE STOCK PURCHASE PLAN

         The Company has an Employee Stock Purchase Plan under which options are granted to employees who elect to purchase shares of common stock at the end of a five- or seven-year savings period. Savings are accumulated through voluntary payroll deductions. The Company contributes a bonus to each participant's savings account equal to nine monthly contributions at the end of the five-year period and 18 monthly contributions at the end of the seven-year period.
When the savings period ends, the employee may elect to purchase the shares using the savings balance, including the bonus; purchase some of the shares and receive the savings balance in cash; or receive the savings and bonus in cash. Those employees electing the five-year savings period may also elect to leave the savings in their accounts for another two years and forfeit the option to purchase the shares. The United Kingdom Plan, as approved by the shareholders, was implemented by Pharmaco LSR Ltd. during 1988. Currently, employees of the Company's United Kingdom subsidiary, Pharmaco International Ltd., participate in this plan. The United States Plan has not been implemented. Outstanding options at the time of the merger were converted in accordance with the exchange ratio provided for in the merger agreement.

         In connection with the sale of the toxicology operations, options equivalent in value to the savings balance in the terminated employees' accounts became immediately exercisable. Options in excess of the savings balance were forfeited. The exercise period for the vested options extended through April 1996.

         At December 31, 1996, there were 4,225 options outstanding at an average exercise price of $20.33. Of those, 2,425 options were exercisable at December 31, 1996, at an average exercise price of $21.62.

            PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

12. INCOME TAXES:

         The components of income (loss) before provision for income taxes were as follows (in thousands):

                                                            YEAR ENDED DECEMBER 31,
                                                       -----------------------------------
                                                         1996          1995         1994
                                                         ----          ----         ----
Domestic                                                $1,228      $(16,778)    $  7,847
Foreign                                                   (601)         (372)         410
                                                        ------      --------     --------
Income (loss) from continuing operations                   627       (17,150)       8,257
Loss from discontinued operations                         --          (3,752)     (13,228)
Extraordinary loss                                        --          (1,372)        --
                                                        ------      --------     --------
      Total                                             $  627      $(22,274)    $ (4,971)
                                                        ======      ========     ========

         The components of the provision (benefit) for income taxes were as follows (in thousands):


                                                            YEAR ENDED DECEMBER 31,
                                                       -----------------------------------
                                                         1996          1995         1994
                                                         ----          ----         ----
State income taxes:
     Current                                            $  330      $    (63)     $  (372)
     Deferred                                               90          (166)         182
Federal income taxes:
     Current                                             2,130        (1,021)      (1,922)
     Deferred                                            1,285        (4,716)       2,925
Foreign income taxes:
     Current                                               299           109         --
     Deferred                                             --         (12,788)         705
                                                        ------      --------      -------
Provision (benefit) for income taxes                    $4,134      $(18,645)     $ 1,518
                                                        ======
PPD's pro forma income tax provision (see Note 1)                      1,775        1,498
                                                                    --------      -------
Pro forma provision (benefit) for income taxes                      $(16,870)     $ 3,016
                                                                    ========      =======

         The income tax provision (benefit) is included in the financial statements as follows (in thousands):


                                                            YEAR ENDED DECEMBER 31,
                                                       -----------------------------------
                                                         1996          1995         1994
                                                         ----          ----         ----
Continuing operations                                   $4,134      $(14,359)      $3,371
Discontinued operations                                   --          (2,036)        (355)
Extraordinary loss                                        --            (475)        --
                                                        ------      --------       ------
                  Total                                 $4,134      $(16,870)      $3,016
                                                        ======      ========       ======

         The 1996 current federal and state income tax expense primarily relates to costs associated with the acquisition of APBI which are not deductible for federal and state income tax purposes. The 1996 deferred federal and state income tax expense relates to the utilization of net operating losses and tax credits generated in prior years. In 1995, federal and state income tax benefits were recorded which related to the federal and state income tax losses and credits available for carryforward, discontinued operations reserves and restructuring reserves established for financial reporting purposes which were not currently deductible for income tax purposes. In 1994, federal and state deferred income tax expense resulted primarily from utilization of restructuring reserves and discontinued operations reserves established in years prior to 1994 for financial reporting purposes which resulted in 1994 deductions for income tax purposes.

            PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

12. INCOME TAXES (CONTINUED)

         The 1996 current foreign income tax expense represents the foreign income tax liabilities associated with the Company's foreign operations. In 1995, a foreign deferred income tax benefit was recorded to reflect the reversal of previously recorded foreign deferred income tax expense associated with the United Kingdom ("U.K.") toxicology operations which were sold during 1995. The 1994 foreign income tax expense resulted primarily from temporary differences related to the excess of U.K. capital allowances for tax purposes over financial reporting depreciation.

         Taxes computed at the statutory federal income tax rate of 34% are reconciled to the provision (benefit) for income taxes as follows (in thousands):


                                                                          YEAR ENDED DECEMBER 31,
                                                               -----------------------------------------
                                                                   1996           1995          1994
                                                                   ----           ----          ----
         Effective tax rate                                        660.2%          83.7%        (30.5%)
                                                                 =======       ========       =======
         United States federal statutory rate                    $   213       $ (7,574)      $(1,690)
         Differential on rates applied to foreign earnings           (72)            30           (96)
         State taxes (net of federal benefit)                        277             47            51
         Write-down of investment in PACE Incorporated
           and EnSys                                                --              (40)        3,774
         Sale of toxicology operations                              --          (10,370)         --
         Allowance for limitation of foreign tax losses              299            841           674
         Merger costs not deductible for income tax purposes       2,751           --            --
         Goodwill and other items not deductible for income
             tax purposes                                            435           --            --
         Other                                                       231            196           303
         Taxes on PPD's subchapter S earnings                       --           (1,775)       (1,498)
                                                                 -------       --------       -------
         Provision (benefit) for income taxes                    $ 4,134       $(18,645)      $ 1,518
                                                                 =======       ========       =======


         During 1996, significant costs were incurred related to the acquisition of APBI which were not deductible for income tax purposes. Accordingly, no tax benefit was recorded on these expenses. As a result of the 1995 sale of the Company's toxicology operations, the Company will not be liable for the payment of certain tax liabilities recorded in prior years. These previously recorded liabilities were reversed in 1995. In 1994, a write-down was recorded of the Company's investment in PACE Incorporated. No tax benefit was recorded in connection with this write-down as it was characterized as a write-down giving rise to a capital loss for income tax purposes. Capital losses can only be deducted for income tax purposes to the extent of capital gains incurred during the three prior years and five subsequent years. As the Company's ability to generate capital gains is uncertain, no benefit was recorded. At December 31, 1994, a deferred tax asset was recorded for the future benefit of U.S. loss carryforwards. However, a valuation allowance was established as a reserve against this asset, as the Company only recognized benefits of U.S. losses which could be realized through a net operating loss carryback. Based on projected future profits, at December 31, 1996 and 1995, the Company recognized a deferred tax asset for the future benefit of U.S. loss carryforwards, and the valuation allowance was reduced to zero.

            PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

12. INCOME TAXES (CONTINUED)

         Components of the net current deferred tax asset were as follows (in thousands):

                                                                       DECEMBER 31,
                                                                   --------------------
                                                                     1996        1995
                                                                     ----        ----

         Future benefit of foreign net operating losses             $   92        --
         Provision for business restructuring                          --       $1,060
         Allowance for doubtful accounts                               733         314
         Accruals                                                    3,263         524
         Future benefit of U.S. and state net operating losses       1,051       2,680
         Other                                                        (184)        178
                                                                    ------      ------
         Net current deferred tax asset                             $4,955      $4,756
                                                                    ======      ======


         Components of the net long-term deferred tax asset, included in other assets, were as follows (in thousands):


                                                                       DECEMBER 31,
                                                                   --------------------
                                                                     1996        1995
                                                                     ----        ----

         Depreciation and amortization                              $ (836)    $(1,068)
         Provision for discontinued operations                         --          242
         Deferred rent                                               1,228       1,414
         Future benefit of U.S. tax credits                            391         613
         Other                                                         179         290
                                                                    ------     -------
         Net long-term deferred tax asset                           $  962     $ 1,491
                                                                    ======     =======


         The cumulative amount of undistributed earnings of foreign subsidiaries for which the Company has not provided U.S. income taxes at December 31, 1996 was $794,000. No provision has been made for the additional taxes that would result from the distribution of earnings of foreign subsidiaries since such earnings have been permanently reinvested in the foreign operations.

         As of December 31, 1996, the Company had approximately $2,900,000 of net operating losses available for carryforward to future years which will expire in 2010. The Company also had approximately $391,000 of alternative minimum tax credits available for carryforward which never expire.


13. EMPLOYEE SAVINGS AND PENSION PLANS:

SAVINGS PLANS

         Prior to the merger, PPD maintained the PPD 401(k) Retirement Savings Plan (the "PPD 401(k) Plan") under which all U.S. employees of PPD were eligible to participate. PPD matched 50% of an employee's savings up to 5% of pay. Employer matching contributions vested ratably over a period of six years. APBI maintained the Applied Bioscience International Inc. 401(k) Retirement Savings Plan (the "APBI 401(k) Plan"), under which all U.S. employees were eligible to participate from their date of employment. APBI matched 50% of an employee's savings up to 6% of pay. All participants were 100% vested in Company contributions. Effective January 1, 1997, the two 401 (k) plans have been merged into one plan. Under the new plan, the Company will match 50% of an employee's savings up to 6% of pay, and employer matching contributions will vest ratably over a four-year period.

         Company contributions for all employees for the three years ended December 31, 1996, 1995 and 1994 were $1,483,000, $1,628,000 and $1,309,000, respectively.

            PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

13. EMPLOYEE SAVINGS AND PENSION PLANS (CONTINUED)

PENSION PLANS

         Pension costs and related disclosures are determined under the provisions of Statement of Financial Accounting Standards No. 87, "Employers' Accounting for Pensions" and Statement of Financial Accounting Standards
No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits."

         The Company has a separate contributory defined benefit plan (the "U.K. Plan") for its qualifying United Kingdom employees and directors employed by APBI's U.K. subsidiaries. The benefits for this plan are based primarily on years of service and average pay at retirement. Plan assets consist principally of investments managed in a mixed fund. The sale of the toxicology business discussed in Note 3 resulted in the termination of employment for the majority of United Kingdom employees who participated in the U.K. Plan. The projected settlement gain of $780,000 was reflected as a reduction of the loss on the sale of business in the accompanying consolidated statement of operations for the year ended December 31, 1995.

         Pension costs for the United Kingdom plan included the following components (in thousands):


                                                       YEAR ENDED DECEMBER 31,
                                                   -------------------------------
                                                    1996         1995         1994

                  Service cost-benefits earned
                    during the year                 $ 553      $ 1,311      $ 1,461
                  Interest cost on projected
                    benefit obligation                394        1,361        1,349
                  Actual return on plan assets       (500)      (1,566)         706
                  Net amortization and deferral        (9)         (38)      (2,315)
                                                    -----      -------      -------
                  Net pension cost                  $ 438      $ 1,068      $ 1,201
                                                    =====      =======      =======


         The funded status of the defined benefit plan was as follows (in thousands):


                                                                  DECEMBER 31,
                                                            ------------------------
                                                               1996         1995
                                                               ----         ----
         Actuarial present value of benefit obligations:
              Vested benefit obligation                      $(5,033)     $(4,361)
                                                             =======      =======
              Accumulated benefit obligation                 $(5,249)     $(4,403)
                                                             =======      =======
         Projected benefit obligation                        $(5,459)     $(4,765)
         Plan assets at fair value                             6,497        6,133
                                                             -------      -------
         Plan assets in excess of projected
           benefit obligation                                  1,038        1,368
         Remaining unrecognized net asset arising
           from initial application of SFAS 87                   (67)         (59)
         Unrecognized net loss from past experience
           different from that assumed and effects of
           changes in assumptions                                558          183
                                                             -------      -------
         Prepaid pension cost                                $ 1,529      $ 1,492
                                                             =======      =======

            PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

13. EMPLOYEE SAVINGS AND PENSION PLANS (CONTINUED)

         Assumptions used to determine pension costs and projected benefit obligations were as follows:

                                                 1996        1995
                                                 ----        ----
Discount rate                                    8.5%        8.5%
Rate of compensation increase                    6.5%        5.5%
Long-term rate of return on plan assets          8.5%        8.5%


         The Company maintains the APBI Environmental Sciences Group, Inc. Pension Plan (the "Pension Plan"), a tax-qualified, defined-contribution money-purchase pension plan, for the benefit of its eligible ENVIRON division employees. ENVIRON is required to make annual contributions to the Pension Plan in an amount equal to the sum of 3.75% of each eligible employee's total compensation, plus 3.75% of the portion of such employee's compensation in excess of the Social Security wage base. Participants vest in 20% of their account balances after two years of service and 20% per year until they are fully vested. The annual pension expense of the Pension Plan for the three years ended December 31, 1996, 1995 and 1994 was $620,000, $645,000 and $633,000,
respectively.

         Effective January 1, 1994, APBI Environmental Sciences Group, Inc. established the ENVIRON Supplemental Executive Retirement Plan. This plan is nonqualified and provides certain key employees defined-contribution benefits that supplement those provided by the Pension Plan. Company contributions to this plan in 1996, 1995 and 1994 were $39,000, $44,000 and $32,000, respectively.


14. COMMITMENTS AND CONTINGENCIES:

         The Company currently maintains liability insurance on a "claims made" basis for professional acts, errors and omissions. As of December 31, 1996, this insurance policy included a $500,000 self-insurance retention for each of the Company's Life Sciences Group and Environmental Sciences Group.

         In the normal course of business, the Company is a party to various claims and legal proceedings. Although the ultimate outcome of these matters is presently not determinable, management of the Company, after consultation with legal counsel, does not believe that the resolution of these matters will have a material effect upon the Company's financial condition or results of operations.


15. RELATED PARTY TRANSACTIONS:

         The Company is related through common ownership with E.M. Associates, Inc. which provides investigative review board services to the Company. The Company had transactions with E.M. Associates, Inc. of $65,900, $102,000 and $191,000 in expenses for the years ended December 31, 1996, 1995 and 1994, respectively.

         Several of the Company's shareholders collectively own 14.6% of LOI Building, Inc. ("LOI"), which leased operating facilities to the Company through November 1996. Rent paid to LOI for the years ended December 31, 1996, 1995 and 1994, totaled $402,300, $341,000 and $430,000, respectively.

         One of the members of the Company's Board of Directors (who was a member of APBI's Board of Directors prior to the Company's acquisition of APBI) is Vice Chairman at Lehman Brothers. Lehman Brothers acted as APBI's investment banker for APBI's acquisition by the Company and for APBI's sale of its toxicology laboratories in 1995. For those investment banking services, Lehman Brothers earned $3,058,718 in 1996 and $500,000 in 1995.

         Until December 1996, PPD-CRU rented a building from Laboratory Associated Business, Ltd. ("LAB"), a company owned by certain employees of the Company. Rent paid to LAB for the years ended December 31, 1996, 1995 and 1994, totaled $230,200, $186,000 and $112,000, respectively.

            PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

15. RELATED PARTY TRANSACTIONS (CONTINUED)

         The Company paid legal fees in 1996 of approximately $333,000 to a firm which had a partner who became General Counsel of the Company in 1996. At the time he became the Company's General Counsel he disposed of all of his interest in the law firm.

         The Company paid legal fees of approximately $39,400, $19,640 and $79,300 in the years ended December 31, 1996, 1995 and 1994, respectively, to a firm having a partner who was also a director of APBI until the date of the merger.


16. FAIR VALUE OF FINANCIAL INSTRUMENTS:

         The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

CURRENT ASSETS AND CURRENT LIABILITIES

         The carrying amount approximates fair value because of the short maturity of those instruments.

INVESTMENT IN SDI

         The Company's investment in SDI is recorded at $1,240,300 which represents the market price of $1,459,200 as quoted on the National Market System of the National Association of Securities Dealers Automated Quotation System at December 31, 1996, less a discount of $218,900 representing the relatively illiquid nature of the investment.

LONG-TERM DEBT

         The fair value of the Company's long-term debt is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities. Fair value approximates the carrying amount as most debt instruments bear interest based on variable rates.

LETTERS OF CREDIT

         The Company utilizes letters of credit to back certain guarantees and insurance policies. The letters of credit reflect fair value as a condition of their underlying purpose and are subject to fees competitively determined in the market place.


17. BUSINESS SEGMENT DATA:

         The Company operates in two business segments - life sciences and environmental sciences.

         Revenues by principal business segment are separately stated in the consolidated financial statements. Merger costs incurred in 1996 of $16.1 million were not allocated to the Company's business segments and are shown separately for purposes of business segment analysis. Loss from operations, depreciation and amortization, identifiable assets and capital expenditures by principal business segment were as follows (in thousands):

            PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

17. BUSINESS SEGMENT DATA (CONTINUED)

                                                  DECEMBER 31,
                                           -------------------------
                                              1996           1995
                                              ----           ----
         Income (loss) from operations:

                Life sciences              $   9,580      $ (18,657)
                Environmental sciences         5,357          4,123
                Merger costs                 (16,114)          --
                                           ---------      ---------
                Operating loss             $  (1,177)     $ (14,534)
                                           =========      =========

         Depreciation and amortization:

                Life sciences              $   8,766      $  11,601
                Environmental sciences         1,670          1,650
                                           ---------      ---------
                Total                      $  10,436      $  13,251
                                           =========      =========

         Identifiable assets:

                Life sciences              $ 159,394      $ 117,292
                Environmental sciences        22,063         25,369
                                           ---------      ---------
                Total                      $ 181,457      $ 142,661
                                           =========      =========

         Capital expenditures:

                Life sciences              $   9,895      $   8,853
                Environmental sciences         1,281          1,264
                                           ---------      ---------
                Total                      $  11,176      $  10,117
                                           =========      =========

18. OPERATIONS BY GEOGRAPHIC AREA:

         The following table presents information about the Company's operations by geographic area (in thousands):


                                                       DECEMBER 31,
                                            --------------------------------------
                                              1996           1995          1994
                                              ----           ----          ----
         Net revenue:
                United States               $175,173       $170,465      $153,991
                Europe and other              22,623         39,313        38,114
                                            --------       --------      --------
                Total                       $197,796       $209,778      $192,105
                                            ========       ========      ========

         Operating income (loss):
                United States               $ 14,731       $(14,834)     $  8,734
                Europe and other                 206            300         2,251
                Merger costs                 (16,114)          --            --
                                            --------       --------      --------
                Operating income (loss)     $ (1,177)      $(14,534)     $ 10,985
                                            ========       ========      ========

         Identifiable assets:
                United States               $142,464       $118,310      $133,506
                Europe and other              38,993         24,351        69,267
                                            --------       --------      --------
                Total                       $181,457       $142,661      $202,773
                                            ========       ========      ========

            PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

19. QUARTERLY FINANCIAL DATA (UNAUDITED):
    (IN THOUSANDS, EXCEPT PER SHARE DATA)


              1996                      FIRST         SECOND       THIRD         FOURTH          TOTAL
              ----                      -----         ------       -----         ------          -----

Net revenue                           $ 47,075      $ 49,471      $ 49,503      $ 51,747      $ 197,796
Operating income (loss)                  3,214         3,713       (13,987)        5,883         (1,177)
Net income (loss)                        2,147         2,424       (11,957)        3,879         (3,507)
Earnings (loss) per common share      $   0.10      $   0.11      $  (0.56)     $   0.18      $   (0.17)

              1995
              ----

Net revenue                           $ 51,772      $ 53,507      $ 53,127      $ 51,372      $ 209,778
Operating income (loss)                  2,763         2,762         3,168       (23,227)       (14,534)
Income (loss) from continuing
   operations                            1,138         1,236         1,455        (6,620)        (2,791)
Loss from discontinued operations         --            --            --          (1,716)        (1,716)
Extraordinary loss                        --            --            --            (897)          (897)
Net income (loss)                        1,138         1,236         1,455        (9,233)        (5,404)

Earnings (loss) per common share:
   Continuing operations              $   0.06      $   0.07      $   0.08      $  (0.35)     $   (0.15)
   Discontinued operations                --            --            --           (0.09)         (0.09)
   Extraordinary loss                     --            --            --           (0.05)         (0.05)
                                      --------      --------      --------      --------      ---------
   Total                              $   0.06      $   0.07      $   0.08      $  (0.49)     $   (0.29)
                                      ========      ========      ========      ========      =========


20. SUBSEQUENT EVENTS:

ACQUISITIONS

         In February 1997, the Company agreed to acquire Belmont Research, Inc. ("Belmont") in a transaction to be accounted for as a pooling of interests. The consideration for Belmont consisted of 502,384 shares of the Company's common stock plus the issuance of approximately 115,000 options to acquire Company stock.

         In January 1997, the Company acquired Technical Assessment Systems, Inc. for $490,000 cash, a note for approximately $300,000 and the potential to earn an additional amount depending on their profitability for a certain period after the acquisition.

            PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

               SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

                                 (IN THOUSANDS)


                                                  ADDITIONS
                                                    CHARGED               OTHER
                                       BALANCE AT     TO                  CHANGES      BALANCE
                                       BEGINNING   COSTS AND                ADD       AT END OF
DESCRIPTION                            OF PERIOD   EXPENSES   DEDUCTIONS  (DEDUCT)     PERIOD
-----------                            ---------   --------   ----------  --------     ------

For the year ended December 31, 1996
     Reserve for doubtful accounts       $3,319     $1,715     $(3,497)     $(26)     $1,511
                                         ======     ======     =======      ====      ======

For the year ended December 31, 1995
     Reserve for doubtful accounts       $3,773     $1,689     $(2,113)     $(30)     $3,319
                                         ======     ======     =======      ====      ======

For the year ended December 31, 1994
     Reserve for doubtful accounts       $5,421     $2,594     $(4,305)     $ 63      $3,773
                                         ======     ======     =======      ====      ======

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      PHARMACEUTICAL PRODUCT DEVELOPMENT, INC.


Date:  March ___, 1997                By: /s/ Fredric N. Eshelman, Pharm.D.
                                          -----------------------------------
                                      Name:  Fredric N. Eshelman, Pharm.D.
                                      Title: Chief Executive Officer




         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.





/s/ Fredric N. Eshelman, Pharm.D.   Director and Chief Executive Officer   March ___, 1997
---------------------------------   (Principal Executive Officer)
Fredric N. Eshelman, Pharm.D.

/s/ Rudy C. Howard                  Chief Financial Officer and Vice       March ___, 1997
---------------------------------   President, Finance and Treasurer
Rudy C. Howard                      (Principal Financial and Accounting
                                    Officer)

/s/ Ernest Mario, Ph.D.             Director                               March ___, 1997
---------------------------------
Ernest Mario, Ph.D.

/s/ Stuart Bondurant, M.D.          Director                               March ___, 1997
---------------------------------
Stuart Bondurant, M.D.

/s/ Kirby L. Cramer                 Director                               March ___, 1997
---------------------------------
Kirby L. Cramer

/s/ Thomas D'Alonzo                 Director                               March ___, 1997
---------------------------------
Thomas D'Alonzo

/s/ Frederick Frank                 Director                               March ___, 1997
---------------------------------
Frederick Frank

/s/ Frank E. Loy                    Director                               March ___, 1997
---------------------------------
Frank E. Loy

/s/ John A. McNeill, Jr.            Director                               March ___, 1997
---------------------------------
John A. McNeill, Jr.
