Form 10-Q
period 1997-03-31
PHARMACEUTICAL PRODUCT DEVELOPMENT INC
filed 1997-05-14
CIK 1003124

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON D.C. 20549

                                   FORM 10-Q

   (MARK ONE)
      [X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                 THE SECURITIES EXCHANGE ACT OF 1934.

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997.

                                              OR
      [ ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF

                 THE SECURITIES EXCHANGE ACT OF 1934.
                 FOR THE TRANSITION PERIOD FROM ____________ TO ____________.

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

                       3151 SEVENTEENTH STREET EXTENSION
                           WILMINGTON, NORTH CAROLINA
                    (Address of principal executive offices)

                                     28412
                                   (Zip Code)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE (910) 251-0081

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
     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 22,223,551 shares of common stock, par value $0.10 per share, as of April 30, 1997.

================================================================================

                                     INDEX

                                                                        PAGE
                                                                        ----
PART I.  FINANCIAL INFORMATION
  Item 1.  Financial Statements

          Consolidated Condensed Statements of Operations for the
            Three Months Ended March 31, 1997 and 1996................    3

          Consolidated Condensed Balance Sheets as of March 31, 1997
            and December 31, 1996.....................................    4

          Consolidated Condensed Statements of Cash Flows for the
            Three Months Ended March 31, 1997 and 1996................    5


          Notes to Consolidated Condensed Financial Statements........    6-7

  Item 2. Management's Discussion and Analysis of Financial Condition
            and Results of Operations.................................    8-10

PART II.  OTHER INFORMATION
  Item 6. Exhibits and Reports on Form 8-K............................    10

SIGNATURES............................................................    11

           PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                              THREE MONTHS ENDED
                                                                   MARCH 31,
                                                              -------------------
                                                                1997       1996
                                                              --------   --------
Life sciences revenues, net of subcontractor costs of
  $18,747 and $13,080, respectively.........................   $45,965    $35,241
Environmental sciences revenues, net of subcontractor costs
  of $1,526 and $882, respectively..........................    11,709     11,834
                                                               -------    -------
          Net revenue.......................................    57,674     47,075
                                                               -------    -------
Direct costs -- Life sciences...............................    24,114     18,588
Direct costs -- Environmental sciences......................     8,338      8,454
Selling, general and administrative expenses................    16,564     14,370
Depreciation and amortization...............................     2,733      2,449
Merger costs................................................       443         --
                                                               -------    -------
                                                                52,192     43,861
                                                               -------    -------
  Operating income..........................................     5,482      3,214
Interest income, net........................................       345        364
Other expense, net..........................................       (41)       (40)
                                                               -------    -------
Income before provision for income taxes....................     5,786      3,538
Provision for income taxes..................................     2,314      1,391
                                                               -------    -------
          Net income........................................   $ 3,472    $ 2,147
                                                               =======    =======
Net income per common share.................................   $  0.16    $  0.10
                                                               =======    =======
Weighted average number of common shares....................    22,174     20,707
                                                               =======    =======

  The accompanying notes are an integral part of these consolidated condensed financial statements.

           PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

                     CONSOLIDATED CONDENSED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                               MARCH 31,    DECEMBER 31,
                                                                 1997           1996
                                                              -----------   ------------
                                                              (UNAUDITED)
                                         ASSETS
Current assets
  Cash and cash equivalents.................................   $ 17,001       $ 21,838
  Marketable securities.....................................     13,001         14,210
  Accounts receivable and unbilled services, net............     82,617         76,237
  Investigator advances.....................................      3,233          5,280
  Prepaid expenses and other current assets.................      5,767          5,752
  Deferred tax asset........................................      3,263          4,955
                                                               --------       --------
          Total current assets..............................    124,882        128,272
  Property, plant and equipment, net........................     32,109         31,479
  Goodwill, net.............................................     19,162         18,397
  Other assets, net.........................................      3,243          3,309
                                                               --------       --------
          Total assets......................................   $179,396       $181,457
                                                               ========       ========

                          LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Current maturities of long-term debt......................   $  4,033       $  4,221
  Accounts payable..........................................      6,086          7,051
  Payables to investigators.................................      7,822          5,429
  Other accrued expenses....................................     21,207         26,263
  Unearned income...........................................     14,789         18,705
                                                               --------       --------
          Total current liabilities.........................     53,937         61,669
  Long-term debt, less current maturities...................      1,683          1,428
  Deferred rent and other...................................      2,983          3,054
                                                               --------       --------
          Total liabilities.................................     58,603         66,151
                                                               ========       ========
Shareholders' equity
  Common stock..............................................      2,222          2,163
  Paid-in capital...........................................    114,171        112,606
  Unrealized gain on investments............................        155            232
  Cumulative translation adjustment.........................        226            668
  Retained earnings (accumulated deficit)...................      4,019           (363)
                                                               --------       --------
          Total shareholders' equity........................    120,793        115,306
                                                               --------       --------
          Total liabilities and shareholders' equity........   $179,396       $181,457
                                                               ========       ========

  The accompanying notes are an integral part of these consolidated condensed financial statements.

           PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                 (IN THOUSANDS)

                                                              THREE MONTHS ENDED
                                                                   MARCH 31,
                                                              -------------------
                                                                1997       1996
                                                              --------   --------
Cash flows from operating activities:
  Net income................................................   $ 3,472    $ 2,147
  Adjustments to reconcile net income to net cash used in
     operating activities:
     Merger expenses........................................    (5,464)        --
     Depreciation and amortization..........................     2,733      2,449
     Other..................................................      (492)       701
     Change in operating assets and liabilities.............    (4,430)    (8,980)
                                                               -------    -------
          Net cash used in operating activities.............    (4,181)    (3,683)
                                                               -------    -------
Cash flows from investing activities:
     Purchases of investments, net of maturities............     1,267    (26,978)
     Purchases of property and equipment....................    (2,980)    (2,801)
     Sale of investments....................................        --        244
     Other..................................................       840       (210)
                                                               -------    -------
          Net cash used in investing activities.............      (873)   (29,745)
                                                               -------    -------
Cash flows from financing activities:
     Repayment of long-term debt, net.......................      (143)      (730)
     Proceeds from issuance of common stock.................     1,077     39,726
     Distributions to shareholders..........................      (430)    (5,859)
                                                               -------    -------
          Net cash provided by financing activities.........       504     33,137
                                                               -------    -------
Effect of exchange rate changes on cash.....................      (287)       421
                                                               -------    -------
Net increase (decrease) in cash and cash equivalents........    (4,837)       130
Cash and cash equivalents, beginning of the period..........    21,838     13,565
                                                               -------    -------
Cash and cash equivalents, end of the period................   $17,001    $13,695
                                                               =======    =======

  The accompanying notes are an integral part of these consolidated condensed financial statements.

           PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1.  ACCOUNTING POLICIES

     The significant accounting policies followed by Pharmaceutical Product Development, Inc. (the "Company") for interim financial reporting are consistent with the accounting policies followed for annual financial reporting. These unaudited consolidated condensed financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X, and in management's opinion, all adjustments of a normal recurring nature necessary for a fair presentation have been included. The accompanying financial statements do not purport to contain all the necessary financial disclosures that might otherwise be necessary in the circumstances and should be read in conjunction with the consolidated financial statements and notes thereto in the Company's Annual Report for the year ended December 31, 1996. The results of operations for the three month period ended March 31, 1997 are not necessarily indicative of the results to be expected for the full year.

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

     Certain 1996 financial statement amounts have been reclassified to conform with the 1997 presentation.

2.  BASIS OF PRESENTATION

     The accompanying unaudited consolidated condensed financial statements include the accounts of Pharmaceutical Product Development, Inc. and its subsidiaries, all of which are wholly-owned. All significant intercompany items have been eliminated.

3.  MERGER AND ACQUISITIONS

     On September 26, 1996, a wholly-owned subsidiary of the Company was merged with and into Applied Bioscience International, Inc. ("APBI") in a transaction accounted for as a pooling-of-interests. As a result of the merger, APBI became a wholly-owned subsidiary of the Company. Under the terms of the merger agreement, APBI shareholders received a 0.4054 of a share of the Company's common stock for each APBI share. As a result of the merger, the Company issued 12,063,860 shares of its common stock in exchange for all of the outstanding shares of common stock of APBI.

     Holders of options to acquire APBI stock had the choice to receive either shares of Company stock for the value of the options, or substituted options to acquire Company common stock. As a result of the APBI option holders' choices, 202,967 additional shares of Company common stock were issued, and options to purchase 600,513 shares of Company common stock were issued.

     In accordance with the pooling-of-interests method of accounting, the consolidated condensed financial statements have been restated to reflect the combination using APBI's financial statements for the three-month period ended March 31, 1996.

     In February 1997, the Company acquired Belmont Research, Inc. ("Belmont") in a transaction. The transaction was accounted for as a pooling-of-interests. The consideration for Belmont consisted of 502,384 shares of the Company's common stock plus the issuance of approximately 115,000 options to acquire Company stock. Financial data for 1996 has not been restated to include Belmont, as their results of operations prior to the date of acquisition are not material to the Company.

           PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

     In January 1997, the Company acquired Technical Assessment Systems, Inc. in a transaction accounted for as a purchase for $490,000 cash, a note for approximately $300,000 and the potential to earn an additional amount depending on their profitability for a certain period after the acquisition.

4.  EARNINGS PER COMMON SHARE

     Earnings per share are calculated by dividing net income by the weighted average number of shares outstanding during the period. All common share and per share amounts have been adjusted to give effect to the pooling-of-interests transaction with APBI.

5.  NEW ACCOUNTING PRONOUNCEMENT

     The Company will adopt Statement of Financial Accounting Standards No. 128 "Earnings Per Share" ("SFAS No. 128") on December 31, 1997. SFAS No. 128 requires the Company to change its method of computing, presenting and disclosing earnings per share information. Upon adoption, all prior period data presented will be restated to conform to the provisions of SFAS No. 128.

     If the Company had adopted SFAS No. 128 for the period ended March 31, 1997, the following computation would have been used to arrive at basic income per common share and diluted income per common share that would have been presented on the consolidated condensed statements of operations:

                                                              THREE MONTHS ENDED
                                                                   MARCH 31,
                                                              -------------------
                                                                1997       1996
                                                              --------   --------
Basic income per common share:
  Net income................................................   $ 3,472    $ 2,147
                                                               =======    =======
  Weighted average shares:
     Common shares outstanding..............................    22,174     20,707
                                                               =======    =======
  Basic income per common share.............................   $  0.16    $  0.10
                                                               =======    =======
Diluted income per common share:
  Net income................................................   $ 3,472    $ 2,147
                                                               =======    =======
  Weighted average shares:
     Common shares outstanding..............................    22,174     20,707
     Dilutive effect of stock options.......................       172        468
                                                               -------    -------
          Total shares......................................    22,346     21,175
                                                               =======    =======
  Diluted income per common share...........................   $  0.16    $  0.10
                                                               =======    =======

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

COMPANY OVERVIEW

     Pharmaceutical Product Development, Inc. ("PPDI" or "the Company") provides a broad range of research and consulting services in the life and environmental sciences. The Company's life sciences subsidiaries include PPD Pharmaco, Inc. and Clinix International Inc. PPD Pharmaco is a leading contract research organization ("CRO") providing integrated product development services on a global basis to complement the research and development activities of companies in the pharmaceutical and biotechnology industries. Through its environmental sciences subsidiary, APBI Environmental Sciences Group, Inc., operating under the trade name ENVIRON, the Company provides assessment and management of chemical and environmental health risk.

     In September 1996, a wholly-owned subsidiary of the Company was merged with and into Applied Bioscience International, Inc. ("APBI") pursuant to which APBI became a wholly-owned subsidiary of the Company. Under the terms of the merger agreement, APBI stockholders received 0.4054 of a share of the Company's Common Stock for each APBI share, which resulted in the Company issuing 12,063,860 shares of its Common Stock in exchange for all of the outstanding shares of Common Stock of APBI. The Company's financial results have been restated to reflect the transaction as if it had occurred at the beginning of the periods presented. Subsequent to the merger, the Company believes it is the third largest CRO in the world. The Company's CRO operations (formerly doing business as Pharmaceutical Product Development, Inc., or PPD) and APBI's CRO business (formerly doing business as Pharmaco International) have been integrated and now operate under the trade name PPD Pharmaco. For more detailed information on the Company's Life Science Group, see the Company's 1996 Annual Report and December 31, 1996 Form 10-K.

     ENVIRON is a multidisciplinary environmental and health sciences consulting firm that provides a broad range of services relating to the presence of hazardous substances in the environment, in drugs and medical devices, in consumer products and in the workplace. Services provided by ENVIRON are concentrated in the assessment and management of chemical risk and are characterized by engagements supporting private sector clients with complex, potentially high-liability concerns. For more detailed information on the Company's Environmental Science Group, see the Company's 1996 Annual Report and December 31, 1996 Form 10-K.

     Statements in this Management's Discussion and Analysis that are not descriptions of historical facts are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 reflecting management's current view with respect to certain future events and financial performance that are subject to risks and uncertainties. Although the company has attempted to be accurate in making those forward-looking statements, it is possible that the assumptions made by management may not materialize. In addition, other important factors which could cause results to differ materially include the following: economic conditions in the pharmaceutical and biotechnology industries, outsourcing trends in the pharmaceutical and biotechnology industries, risks associated with acquisitions, loss of large contracts, competition within the CRO industry, continued success in sales growth, the ability to attract and retain key personnel, and the other risk factors set forth from time to time in the companies SEC filings, copies of which are available upon request from PPD's investor relations department. Since a large percentage of the Company's operating costs are relatively fixed, variations in the timing and progress of large contracts can materially affect results.

RESULTS OF OPERATIONS

  General

     In January 1997, Environmental Sciences Group acquired Technical Assessment Systems, Inc. for $490,000 cash, a note for approximately $300,000 and the potential to earn an additional amount depending on their profitability for a certain period after the acquisition. In February 1997, Life Sciences Group acquired Belmont Research, Inc. ("Belmont") in a transaction accounted for as a pooling-of-interests. The consideration for Belmont consisted of 502,384 shares of the Company's common stock plus the issuance of approximately 115,000 options to acquire Company stock. Financial data for 1996 has not been restated to include Belmont, as their results of operations prior to the date of acquisition are not material to the Company.

     During the first quarter of 1997, net income, excluding $443,000 in costs relating to the acquisition of Belmont Research, Inc. in March 1997, increased 74.1% to $3.7 million, or $0.17 per share, from $2.1 million, or $0.10 per share, for the same period in 1996. Operating income increased by 84.4% to $5.9 million from $3.2 million a year earlier. If the Belmont Research merger costs are included, net income rose to $3.5 million or $0.16 per share.

  Three Months Ended March 31, 1997 Versus Three Months Ended March 31, 1996

     Net revenue increased $10.6 million, or 22.5%, to $57.7 million in 1997 from $47.1 million last year. The Life Science Group operations accounted for 79.7% of the Company's net revenue for 1997. PPD Pharmaco generated net revenue of $46.0 million, up $10.7 million, or 30.4%, from last year. The growth in PPD Pharmaco operations was due in part to an increase in the size, scope and number of contracts in the clinical development and biostatistics business. The acquisitions since March 31, 1996, contributed net revenue of $4.1 million for the three months ended March 31, 1997. The Company's environmental consulting organization, representing 20.3% of the Company's net revenue for the first quarter 1997, was $11.7 million, compared with $11.8 million in 1996.

     Total direct costs increased 20.4% to $32.5 million from $27.0 million last year and declined as a percentage of net revenue to 56.3% from 57.4% last year. The Life Science Group's direct costs as a percentage of related net revenue remained basically unchanged at 52.5% from a year ago level of 52.8%. The Environmental Science Group's direct costs as a percentage of related net revenue decreased to 71.2% from 71.4% last year.

     Selling, general and administrative ("SG&A") expenses increased 15.3% to $16.6 million from $14.4 million in 1996. As a percentage of net revenue, SG&A expenses decreased to 28.7% from 30.5% last year. SG&A expenses from acquisitions since March 31, 1996 comprise $1.0 million of the increase. SG&A decreased as a percentage of net revenue primarily due to efficiencies derived from the combination of PPD and APBI.

     Total depreciation and amortization expense of $2.7 million was $0.3 million, or 11.6%, higher than last year. The increase was related to the Company's growth as well as the ongoing capital investment in the Company's base business.

     The Company recorded one-time merger costs of $0.4 million in the first quarter of 1997. These costs are primarily current cash expenses, such as legal and accounting fees, as well as facility costs related to the merger.

     Operating income improved $2.3 million to an operating income of $5.5 million for the three months ended March 31, 1997, as compared to an operating income of $3.2 million for the three months ended March 31, 1996. As a percentage of net revenue, the quarterly operating income of 9.5% represents an improvement from the operating income of 6.8% of net revenue for the same period last year.

     The net income of $3.5 million represents an improvement of $1.3 million over the same quarter a year ago. The net income per share of $0.16 compares to net income per share of $0.10 for the same period last year. Excluding the impact of the merger costs on both periods, the Company's net income of $3.7 million is 74.1% higher than last year's net income of $2.1 million. On an equivalent earnings-per-share basis the net income per share of $0.17 compares to $0.10 for the same period last year computed on 1.5 million less shares outstanding.

  Liquidity and Capital Resources

     As of March 31, 1997, the Company had $17.0 million of cash and cash equivalents on hand and $13.0 million invested in marketable securities. The Company has historically funded its operations and growth, including acquisitions, with cash flow from operations and borrowings. In January 1996, PPD completed an initial public offering of its common stock. Proceeds of the offering, after expenses, were approximately $37.2 million and a portion thereof was used to repay a $5.5 million loan.

     For the three months ended March 31, 1997, the Company experienced a net decrease in cash from operating activities of $4.2 million. Cash disbursements related to accrued merger expense was $5.5 million. Capital expenditures totaled $3.0 million. Net proceeds from stock options exercises, totaled $1.1 million. The Company used $0.4 million in cash to pay distributions to stockholders in connection with the acquisition of Belmont. The Company was provided with $1.3 million of cash by decreasing its holdings of marketable securities.

     In February 1997, the Company renegotiated a new credit facility for $10 million with Wachovia Bank of North Carolina, N.A. Indebtedness under the line is unsecured and subject to certain covenants relating to financial ratios and tangible net worth. As of March 31, 1997, the Company owed $3.3 million under this facility.

     The Company expects to continue expanding its operations through internal growth and strategic acquisitions. The Company expects such activities will be funded from existing cash and marketable securities, cash flow from operations and borrowings under its credit facility. The Company believes that such sources of cash will be sufficient to fund the Company's current operations for the foreseeable future. The Company is currently evaluating a number of acquisitions and other growth opportunities which may require additional external financing, and the Company may from time to time seek to obtain funds from public and private issuances of equity or debt securities.

  Inflation

     The Company believes the effects of inflation do not have a material adverse effect on its results of operations or financial condition.

  Potential Volatility of Quarterly Operating Results and Stock Price

     The Company's quarterly operating results are subject to volatility due to such factors as the commencement, completion or cancellation of large contracts, progress of ongoing contracts, acquisitions, the timing of start-up expenses for new offices, management of growth and changes in the mix of services. Since a large percentage of the Company's operating costs are relatively fixed, variations in the timing and progress of large contracts can materially affect quarterly results. To the extent the Company's international business increases, exchange rate fluctuations may also influence these results. The Company believes that comparisons of its quarterly financial results are not necessarily meaningful and should not be relied upon as an indication of future performance. However, fluctuations in quarterly results or other factors beyond the Company's control, such as changes in earnings estimates by analysts, market conditions in the CRO, environmental, pharmaceutical and biotechnology industries and general economic conditions could affect the market price of the Common Stock in a manner unrelated to the longer-term operating performance of the Company.

PART II.  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

  (a)  Exhibits

     Exhibit 27.  Financial Data Schedule (for SEC use only)

  (b) Reports on Form 8-K

     No reports on Form 8-K were filed during the quarter ended March 31, 1997.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      PHARMACEUTICAL PRODUCT DEVELOPMENT, INC.
                                                     (Registrant)

                                      By /s/ FRED N. ESHELMAN, PHARM.D
                                        ----------------------------------------
                                               Fred N. Eshelman, Pharm.D
                                          Director and Chief Executive Officer
                                             (Principal Executive Officer)

                                      By /s/ RUDY C. HOWARD
                                        ----------------------------------------
                                                     Rudy C. Howard
                                            Chief Financial Officer and Vice
                                            President, Finance and Treasurer
                                          (Principal Financial and Accounting
                                                        Officer)

Date: May 13, 1997