Form 10-Q
period 1997-06-30
PHARMACEUTICAL PRODUCT DEVELOPMENT INC
filed 1997-08-14
CIK 1003124

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON D.C. 20549

                             ---------------------

                                   FORM 10-Q

   (MARK ONE)
      [X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                 THE SECURITIES EXCHANGE ACT OF 1934
                 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997.
                                              OR
      [  ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                 THE SECURITIES EXCHANGE ACT OF 1934
                 FOR THE TRANSITION PERIOD FROM ____________ TO ____________.

                         COMMISSION FILE NUMBER 0-27570

                             PHARMACEUTICAL PRODUCT
                               DEVELOPMENT, INC.
             (Exact name of registrant as specified in its charter)

               NORTH CAROLINA                                       56-1640186
      (State or other jurisdiction of                            (I.R.S. Employer
       incorporation or organization)                         Identification Number)
     3151 SEVENTEENTH STREET EXTENSION                                28412
         WILMINGTON, NORTH CAROLINA                                 (Zip Code)
  (Address of principal executive offices)

       Registrant's telephone number, including area code (910) 251-0081

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 22,528,090 shares of common stock, par value $0.10 per share, as of July 31, 1997.

================================================================================

                                     INDEX

                                                                PAGE
                                                                ----
PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
  Consolidated Condensed Statements of Operations for the
     Three and Six Months Ended June 30, 1997 and 1996
     (unaudited)............................................      3
  Consolidated Condensed Balance Sheets as of June 30, 1997
     (unaudited) and December 31, 1996......................      4
  Consolidated Condensed Statements of Cash Flows for the
     Six Months Ended June 30, 1997 and 1996 (unaudited)....      5
  Notes to Consolidated Condensed Financial Statements......      6

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS................      9

PART II.  OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY
  HOLDERS...................................................     13

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K...................     14

SIGNATURES..................................................     15

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

           PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                          THREE MONTHS ENDED     SIX MONTHS ENDED
                                                               JUNE 30,              JUNE 30,
                                                          -------------------   -------------------
                                                            1997       1996       1997       1996
                                                          --------   --------   --------   --------
                                                          (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Life sciences revenues, net of subcontractor costs of
  $16,037, $10,274, $34,784 and $23,354, respectively...   $47,929    $37,894   $ 93,894   $ 73,135
Environmental sciences revenues, net of subcontractor
  costs of $1,549, $1,053, $3,075 and $1,935,
  respectively..........................................    12,123     11,577     23,832     23,411
Discovery sciences revenues.............................        13         --         17         --
                                                           -------    -------   --------   --------
          Net revenue...................................    60,065     49,471    117,743     96,546
                                                           -------    -------   --------   --------
Direct costs -- Life sciences...........................    24,113     19,875     48,227     38,463
Direct costs -- Environmental sciences..................     8,294      7,833     16,632     16,287
Direct costs -- Discovery sciences......................       323         --        480         --
Selling, general and administrative expenses............    17,677     15,515     34,294     29,885
Depreciation and amortization...........................     3,065      2,535      5,807      4,984
Merger costs............................................        69         --        512         --
Acquired in-process research and development............     9,112         --      9,112         --
                                                           -------    -------   --------   --------
                                                            62,653     45,758    115,064     89,619
                                                           -------    -------   --------   --------
          Operating income (loss).......................    (2,588)     3,713      2,679      6,927
Interest income, net....................................       271        358        616        722
Other income (expense), net.............................        93         (3)        52        (43)
                                                           -------    -------   --------   --------
Income (loss) before income taxes.......................    (2,224)     4,068      3,347      7,606
Provision (benefit) for income taxes....................      (878)     1,644      1,350      3,035
                                                           -------    -------   --------   --------
          Net income (loss).............................   $(1,346)   $ 2,424   $  1,997   $  4,571
                                                           =======    =======   ========   ========
Net income (loss) per common share......................   $ (0.06)   $  0.11   $   0.09   $   0.22
                                                           =======    =======   ========   ========
Weighted average number of common shares................    22,490     21,462     22,464     21,087
                                                           =======    =======   ========   ========

  The accompanying notes are an integral part of these consolidated condensed financial statements.

           PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

                     CONSOLIDATED CONDENSED BALANCE SHEETS

                                                               JUNE 30,     DECEMBER 31,
                                                                 1997           1996
                                                              -----------   ------------
                                                              (UNAUDITED)
                                                                    (IN THOUSANDS)
                                         ASSETS
Current assets
  Cash and cash equivalents.................................   $ 13,243       $ 21,838
  Marketable securities.....................................      8,000         14,210
  Accounts receivable and unbilled services, net............     94,413         76,237
  Investigator advances.....................................      1,375          5,280
  Prepaid expenses and other current assets.................      6,122          5,752
  Deferred tax asset........................................      3,289          4,955
                                                               --------       --------
          Total current assets..............................    126,442        128,272
  Property, plant and equipment, net........................     33,629         31,479
  Goodwill, net.............................................     18,859         18,397
  Other assets, net.........................................      6,745          3,309
                                                               --------       --------
          Total assets......................................   $185,675       $181,457
                                                               ========       ========
                          LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Current maturities of long-term debt......................   $  4,504       $  4,221
  Accounts payable..........................................      6,445          7,051
  Payables to investigators.................................      4,931          5,429
  Other accrued expenses....................................     24,719         26,263
  Unearned income...........................................     21,383         18,705
                                                               --------       --------
          Total current liabilities.........................     61,982         61,669
  Long-term debt, less current maturities...................      1,758          1,428
  Deferred rent and other...................................      2,816          3,054
                                                               --------       --------
          Total liabilities.................................     66,556         66,151
                                                               --------       --------
Shareholders' equity
  Common stock..............................................      2,251          2,163
  Paid-in capital...........................................    114,852        112,606
  Unrealized gain on investments............................        154            232
  Cumulative translation adjustment.........................       (639)           668
  Retained earnings (accumulated deficit)...................      2,501           (363)
                                                               --------       --------
          Total shareholders' equity........................    119,119        115,306
                                                               --------       --------
          Total liabilities and shareholders' equity........   $185,675       $181,457
                                                               ========       ========

  The accompanying notes are an integral part of these consolidated condensed financial statements.

           PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                SIX MONTHS ENDED
                                                                    JUNE 30,
                                                              ---------------------
                                                                1997         1996
                                                              --------     --------
                                                                 (IN THOUSANDS)
Cash flows from operating activities:
  Net income................................................  $  1,997     $  4,571
  Adjustments to reconcile net income to net cash used in
     operating activities:
     Depreciation and amortization..........................     5,807        4,984
     Acquired in-process research and development...........     9,112           --
     Other..................................................       (20)       1,153
     Change in accrued merger expense.......................    (6,253)          --
     Change in other operating assets and liabilities.......   (10,868)     (19,879)
                                                              --------     --------
          Net cash used in operating activities.............      (225)      (9,171)
                                                              --------     --------
Cash flows from investing activities:
  Maturities (purchases) of investments, net................     6,268      (22,385)
  Purchases of property and equipment.......................    (6,351)      (5,614)
  Sale of investments.......................................        --          244
  Cash paid for acquisitions, net...........................    (8,121)          --
  Other.....................................................       174         (132)
                                                              --------     --------
          Net cash used in investing activities.............    (8,030)     (27,887)
                                                              --------     --------
Cash flows from financing activities:
  Repayment of long-term debt, net..........................      (201)        (669)
  Proceeds from issuance of common stock....................     1,634       39,952
  Distributions to shareholders.............................      (430)      (5,937)
                                                              --------     --------
          Net cash provided by financing activities.........     1,003       33,346
                                                              --------     --------
Effect of exchange rate changes on cash.....................    (1,343)         104
                                                              --------     --------
Net decrease in cash and cash equivalents...................    (8,595)      (3,608)
Cash and cash equivalents, beginning of the period..........    21,838       13,565
                                                              --------     --------
Cash and cash equivalents, end of the period................  $ 13,243     $  9,957
                                                              ========     ========

  The accompanying notes are an integral part of these consolidated condensed financial statements.

           PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1.  ACCOUNTING POLICIES

     The significant accounting policies followed by Pharmaceutical Product Development, Inc. (the "Company") for interim financial reporting are consistent with the accounting policies followed for annual financial reporting. These unaudited consolidated condensed financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X, and in management's opinion, all adjustments of a normal recurring nature necessary for a fair presentation have been included. The accompanying financial statements do not purport to contain all the necessary financial disclosures that might otherwise be necessary in the circumstances and should be read in conjunction with the audited consolidated financial statements and notes thereto in the Company's Annual Report for the year ended December 31, 1996. The results of operations for the three month and six month periods ended June 30, 1997 are not necessarily indicative of the results to be expected for the full year or any other period.

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

3.  MERGER AND ACQUISITIONS

     In September 1996, a wholly-owned subsidiary of the Company was merged with and into Applied Bioscience International Inc. ("APBI") in a transaction accounted for as a pooling-of-interests. As a result of the merger, APBI became a wholly-owned subsidiary of the Company. Under the terms of the merger agreement, APBI shareholders received 0.4054 of a share of the Company's common stock for each APBI share. As a result of the merger, the Company issued 12,063,860 shares of its common stock in exchange for all of the outstanding shares of common stock of APBI. Holders of options to acquire APBI stock had the choice to receive either shares of Company stock for the value of the options, or substituted options to acquire Company common stock. As a result of the APBI option holders' choices, 202,967 additional shares of Company common stock were issued, and options to purchase 600,513 shares of Company common stock were issued. In accordance with the pooling-of-interests method of accounting, the consolidated condensed financial statements have been restated to reflect the combination using APBI's financial statements for the three month and six month period ended June 30, 1996.

     In a January 1997 transaction accounted for as a purchase, the Company acquired Technical Assessment Systems, Inc. for $490,000 cash, a note for approximately $300,000 and the potential to earn an additional amount depending on their profitability for a certain period after the acquisition.

           PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

     In February 1997, the Company acquired Belmont Research, Inc. ("Belmont") in a transaction accounted for as a pooling-of-interests. The consideration for Belmont consisted of 502,384 shares of the Company's common stock plus options to purchase approximately 115,000 shares of Company common stock. Financial data for 1996 has not been restated to include Belmont, as its results of operations prior to the date of acquisition are not material to the Company.

     In June 1997, the Company acquired SARCO, Inc. ("SARCO") in a transaction accounted for as a pooling-of-interests. The consideration for SARCO consisted of 263,158 shares of the Company's common stock. Financial data for 1996 has not been restated to include SARCO, as its results of operations prior to the date of acquisition are not material to the Company. Also in June 1997, the Company acquired the GSX System, a functional genomics platform technology. The GSX System was purchased for approximately $8.7 million in cash.

4.  EARNINGS PER COMMON SHARE

     Earnings per share are calculated by dividing net income by the weighted average number of shares outstanding during the period. All common share and per share amounts have been adjusted to give effect to the pooling-of-interests transaction with APBI.

5.  NEW ACCOUNTING PRONOUNCEMENTS

     The Company will adopt Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131"), on December 31, 1997. SFAS No. 131 requires the Company to report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. The Company has yet to determine the impact, if any, of adoption of this new pronouncement.

     The Company will adopt Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"), on December 31, 1997. SFAS No. 130 requires the Company to display an amount representing total comprehensive income for the period in a financial statement which is displayed with the same prominence as other financial statements. Upon adoption, all prior period data presented will be restated to conform to the provisions of SFAS No.
130. The Company has yet to determine the impact, if any, of adoption of this new pronouncement.

     The Company will adopt Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS No. 128"), on December 31, 1997. SFAS No. 128 requires the Company to change its method of computing, presenting and disclosing earnings per share information. Upon adoption, all prior period data presented will be restated to conform to the provisions of SFAS No. 128.

           PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

     If the Company had adopted SFAS No. 128 for the period ended June 30, 1997, the following computation would have been used to arrive at basic income per common share and diluted income per common share that would have been presented on the consolidated condensed statements of operations:

                                                    THREE MONTHS ENDED    SIX MONTHS ENDED
                                                         JUNE 30,             JUNE 30,
                                                    -------------------   -----------------
                                                      1997       1996      1997      1996
                                                    --------   --------   -------   -------
Basic income (loss) per common share:
  Net income (loss)...............................   $(1,346)   $ 2,424   $ 1,997   $ 4,571
                                                     =======    =======   =======   =======
  Weighted average shares:
     Common shares outstanding....................    22,490     21,462    22,464    21,087
                                                     =======    =======   =======   =======
  Basic income (loss) per common share............   $ (0.06)   $  0.11   $  0.09   $  0.22
                                                     =======    =======   =======   =======
Diluted income (loss) per common share:
  Net income (loss)...............................   $(1,346)   $ 2,424   $ 1,997   $ 4,571
                                                     =======    =======   =======   =======
  Weighted average shares:
     Common shares outstanding....................    22,490     21,462    22,464    21,087
     Dilutive effect of stock options.............        74        630        74       630
                                                     -------    -------   -------   -------
          Total shares............................    22,564     22,092    22,538    21,717
                                                     =======    =======   =======   =======
Diluted income (loss) per common share............   $ (0.06)   $  0.11   $  0.09   $  0.21
                                                     =======    =======   =======   =======

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

COMPANY OVERVIEW

     Pharmaceutical Product Development, Inc. ("PPDI" or "the Company") provides a broad range of research and consulting services in the life, environmental and discovery sciences. The Company's life sciences subsidiaries include PPD Pharmaco, Inc. and Clinix International Inc. PPD Pharmaco is a leading contract research organization ("CRO") providing integrated product development services on a global basis to complement the research and development activities of companies in the pharmaceutical and biotechnology industries. Through its environmental sciences subsidiary, APBI Environmental Sciences Group, Inc., operating under the trade name ENVIRON, the Company provides assessment and management of chemical and environmental health risk. The Company's discovery research segment includes SARCO, Inc., a combinatorial chemistry company, and the GSX System, a functional genomics platform technology.

     In September 1996, a wholly-owned subsidiary of the Company was merged with and into Applied Bioscience International Inc. ("APBI") pursuant to which APBI became a wholly-owned subsidiary of the Company. Under the terms of the merger agreement, APBI stockholders received 0.4054 of a share of the Company's common stock for each APBI share, which resulted in the Company issuing 12,063,860 shares of its common stock in exchange for all of the outstanding shares of common stock of APBI. The Company's financial results have been restated to reflect the transaction as if it had occurred at the beginning of the periods presented. Subsequent to the merger, the Company believes it is the third largest CRO in the world. The Company's CRO operations (formerly doing business as Pharmaceutical Product Development, Inc., or PPD) and APBI's CRO business (formerly doing business as Pharmaco International) have been integrated and now operate under the trade name PPD Pharmaco. For more detailed information on the Company's Life Sciences Group, see the Company's 1996 Annual Report and December 31, 1996 Form 10-K.

     ENVIRON is a multidisciplinary environmental and health sciences consulting firm that provides a broad range of services relating to the presence of hazardous substances in the environment, in drugs and medical devices, in consumer products and in the workplace. Services provided by ENVIRON are concentrated in the assessment and management of chemical risk and are characterized by engagements supporting private sector clients with complex, potentially high-liability concerns. For more detailed information on the Company's Environmental Sciences Group, see the Company's 1996 Annual Report and December 31, 1996 Form 10-K.

     Statements in this Management's Discussion and Analysis that are not descriptions of historical facts are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 reflecting management's current view with respect to certain future events and financial performance that are subject to risks and uncertainties. Although the Company has attempted to be accurate in making those forward-looking statements, it is possible that the assumptions made by management may not materialize. In addition, other important factors which could cause results to differ materially include the following: economic conditions in the pharmaceutical and biotechnology industries, outsourcing trends in the pharmaceutical and biotechnology industries; risks associated with acquisitions; loss of large contracts; competition within the CRO industry; continued success in sales growth; the ability to attract and retain key personnel; and the other risk factors set forth from time to time in the Company's other SEC filings, copies of which are available upon request from PPDI's investor relations department. Since a large percentage of the Company's operating costs are relatively fixed, variations in the timing and progress of large contracts can materially affect results.

RESULTS OF OPERATIONS

  General

     In January 1997, the Environmental Sciences Group acquired Technical Assessment Systems, Inc. for $490,000 cash, a note for approximately $300,000 and the potential to earn an additional amount depending on their profitability for a certain period after the acquisition. In February 1997, the Life Sciences Group acquired Belmont Research, Inc. ("Belmont") in a transaction accounted for as a pooling-of-interests. The consideration for Belmont consisted of 502,384 shares of the Company's common stock plus options to purchase approximately 115,000 shares of Company common stock. In June 1997, the Company completed the acquisitions of SARCO, Inc. and the GSX System. These acquisitions form the basis of PPD Discovery, Inc., a new wholly-owned subsidiary focused on the discovery segment of the research and development outsourcing market. The acquisition of SARCO, Inc. was accounted for as a pooling-of-interest. The consideration for SARCO, Inc. consisted of 263,158 shares of the Company's common stock. The GSX System was purchased with approximately $8.7 million in cash by the Company. The excess purchase price over fair value of net assets acquired was $9.1 million, and was allocated to acquired in-process research and development, which was charged to operations upon acquisition. Financial data for 1996 has not been restated to include Belmont or SARCO, Inc., as their results of operations prior to the date of acquisition are not material to the Company.

     During the second quarter of 1997, net income, excluding $9.2 million in costs relating to the acquisition of SARCO, Inc. and the GSX System, increased 75.0% to $4.2 million, or $0.19 per share, from $2.4 million, or $0.11 per share, for the same period in 1996. Operating income increased by 78.4% to $6.6 million from $3.7 million a year earlier. If the acquisition costs are included, the Company had a net loss of $1.4 million or $(0.06) per share.

  Three Months Ended June 30, 1997 Versus Three Months Ended June 30, 1996

     Net revenue increased $10.6 million, or 21.4%, to $60.1 million in 1997 from $49.5 million for the same period last year. The Life Sciences Group operations accounted for 79.8% of the Company's net revenue for 1997. PPD Pharmaco generated net revenue of $47.9 million, up $10.0 million, or 26.5%, from last year. The growth in PPD Pharmaco operations was due in part to an increase in the size, scope and number of contracts in the clinical development and biostatistics business. The acquisitions since June 30, 1996 contributed net revenue of $4.3 million for the three months ended June 30, 1997. The Company's Environmental Sciences Group generated 20.2% of the Company's net revenue for the second quarter 1997, or $12.1 million, compared with $11.6 million in 1996.

     Total direct costs increased 18.1% to $32.7 million from $27.7 million last year but declined as a percentage of net revenue to 54.4% from 56.0% last year. The Life Sciences Group's direct costs as a percentage of related net revenue of 50.3% compares favorably to 52.4% last year. This decrease is due to higher labor utilization and a focused effort to control costs across all business segments. The Environmental Sciences Group's direct costs as a percentage of related net revenue increased to 68.4% from 67.7% last year. This increase in direct costs as a percentage of net revenues is attributable to lower consultant utilization.

     Selling, general and administrative ("SG&A") expenses increased 13.9% to $17.7 million from $15.5 million in 1996. As a percentage of net revenue, SG&A expenses decreased to 29.4% from 31.4% last year. SG&A expenses from acquisitions since June 30, 1996 comprise $1.6 million of the increase. SG&A decreased as a percentage of net revenue primarily due to the leveraging of administrative functions over a larger revenue base.

     Total depreciation and amortization expense of $3.1 million was $0.6 million, or 20.9%, higher than last year. The increase was related to the Company's growth as well as the ongoing capital investment in the Company's base business.

     The Company recorded one-time merger costs of 69,000 in the second quarter of 1997. These costs are primarily current cash expenses, such as legal and accounting fees, relating to the SARCO pooling transaction.

     The Company also recorded acquired in-process research and development costs of $9.1 million in the second quarter. These costs were charged to operations upon the acquisition of the GSX System. A valuation was performed by an independent consultant to determine the fair value of the acquired in-process research and development. The immediate expensing of the acquired in-process research and development was due to the fact that the technology has no alternative future use and the technology has not yet reached technological feasibility.

     Operating income decreased $6.3 million to an operating loss of $2.6 million for the three months ended June 30, 1997, as compared to an operating income of $3.7 million for the three months ended June 30, 1996.

Excluding one-time costs (merger costs and acquired in-process research and development costs), operating income increased $2.9 million, or 78.4%, to $6.6 million in the second quarter of 1997 compared to $3.7 million for the same period last year. As a percentage of net revenue, excluding the one-time costs, the quarterly operating income of 11.0% represents an improvement from the operating income of 7.5% of net revenue for the same period last year.

     The net loss of $1.4 million represents a decrease of $3.8 million over the same quarter a year ago. The net loss per share of $(0.06) compares to net income per share of $0.11 for the same period last year. Excluding the impact of the one-time costs on both periods, the Company's net income of $4.2 million is 75.0% higher than last year's net income of $2.4 million. On an equivalent earnings-per-share basis the net income per share of $0.19 compares to $0.11 for the same period last year computed on 1.0 million less shares outstanding.

  Six Months Ended June 30, 1997 Versus Six Months Ended June 30, 1996

     Total net revenues increased $21.2 million, or 22.0%, to $117.7 million in 1997 from $96.6 million last year. The Company's Life Sciences Group generated 79.7% of the Company's net revenues in the first six months, equating to net revenues of $93.9 million, up $20.8 million or 28.4% from the same period last year. The growth in the Company's ongoing Life Sciences Group was due in part to an increase in the size, scope and number of contracts in the North America clinical development and biostatistics business. The acquisitions completed since June 30, 1996 contributed net revenues of $8.5 million during the first six months of 1997. Net revenues from the Environmental Sciences Group, representing 20.2% of the Company's net revenues in the first six months were $23.8 million, compared with $23.4 million in 1996, a increase of 1.8% or $0.4 million.

     Total direct costs increased 19.3% to $65.3 million last year and declined as a percentage of net revenues to 55.5% from 56.7%. In the Life Sciences Group, direct costs decreased as a percentage of related net revenues to 51.4% from 52.6%. The decrease in direct costs as a percentage of revenues is principally due to higher labor utilization, the mix of business within the group, and a focused effort to reduce costs throughout the entire Company. In the Environmental Sciences Group, direct costs as a percentage of related net revenues remained basically unchanged at 69.8% from a year ago level of 69.6%.

     SG&A expenses increased 14.7% to $34.3 million from $29.9 million in 1996. As a percentage of net revenues, SG&A expenses decreased to 29.1% from 31.0% last year. Incremental SG&A expenses from acquisitions completed since June 30, 1996 comprise $2.6 million of the increase. The remaining increase of $1.8 million is primarily attributable to increases in business development expenses in Austin and Wilmington, administrative staffing at the executive and middle-management levels, and the number of employees in finance, human resources and other administrative areas, reflecting the continued growth of the Company.

     Total depreciation and amortization expense of $5.8 million was $0.8 million, or 16.5%, higher than last year. The increase was related to the Company's growth as well as the ongoing capital investment in the Company's base business.

     Operating income decreased $4.2 million, or 61.3%, to $2.7 million in the first six months of 1997 as compared to $6.9 million for the same period last year. Excluding one-time costs, operating income increased $5.4 million, or 78.3%, to $12.3 million in the first six months of 1997 compared to $6.9 million for the same period last year. As a percentage of net revenues, excluding one-time costs, the year-to-date operating income increased to 10.4% in 1997 compared to 7.2% in 1996.

     The net income of $2.0 million declined $2.6 million as compared to last year's net income of $4.6. The net income per share of $0.09 compares to a net income per share of $0.22 last year. Excluding the impact of the one-time costs on the six month results, the Company's net income of $7.8 million is 69.6% higher than last year's net income of $4.6 million. On an earnings-per-share basis, excluding one-time costs, the net income per share of $0.35 compares to $0.22 for the same period last year computed on 1.4 million less shares outstanding.

  Liquidity and Capital Resources

     As of June 30, 1997, the Company had $13.2 million of cash and cash equivalents on hand and $8.0 million invested in marketable securities. The Company has historically funded its operations and growth, including acquisitions, with cash flow from operations and borrowings. In January 1996, PPDI completed an initial public offering of its common stock. Proceeds of the offering, after expenses, were approximately $37.2 million and a portion thereof was used to repay a $5.5 million loan.

     For the six months ended June 30, 1997, the Company experienced a net decrease in cash from operating activities of $0.2 million. For the period, net income of $2.0 million, depreciation and amortization of $5.8 million and the acquired in-process research and development of $9.1 million were offset primarily by the increase in billed and unbilled receivables of $17.1 million and the cash disbursements related to previously accrued merger expense of $6.3 million and a net change in other assets and liabilities of $6.2 million. For the six months ended June 30, 1997, the Company used net cash of $8.0 million in investing activities, as capital expenditures of $6.4 million and the $8.1 million cash paid for acquisitions, net, were only partially offset by $6.3 million in cash provided by maturities of investments, net.

     For the six months ended June 30, 1997, the Company's financing activities provided $1.0 million in cash, as net proceeds from stock options exercises of $1.6 million was partially offset by $0.4 million in cash used to pay premerger distributions to shareholders of Belmont.

     In June 1997, the Company obtained a $50.0 million revolving credit facility with First Union National Bank of North Carolina which accrues interest on amounts borrowed at a floating rate currently equal to the LIBOR Rate plus
 .75% per year. Indebtedness is subject to certain covenants relating to financial ratios and tangible net worth. The unused portion of the loan is available to provide working capital and for general corporate purposes. As of June 30, 1997, the Company has no amounts outstanding under this facility.

     In August 1997, the Company renegotiated a new credit facility for $50.0 million with Wachovia Bank of North Carolina, N.A Indebtedness under the line is unsecured and subject to certain covenants relating to financial ratios and tangible net worth. The unused portion of the loan is available to provide working capital and for general corporate purposes. As of June 30, 1997, the Company had $3.3 million outstanding under this facility.

     The Company expects to continue expanding its operations through internal growth and strategic acquisitions. The Company expects such activities will be funded from existing cash and marketable securities, cash flow from operations and borrowings under its credit facilities. The Company believes that such sources of cash will be sufficient to fund the Company's current operations for at least the next 12 months. The Company is currently evaluating a number of acquisitions and other growth opportunities which may require additional external financing, and the Company may from time to time seek to obtain funds from public and private issuances of equity or debt securities.

  Inflation

     The Company believes the effects of inflation have not had a material adverse effect on its results of operations or financial condition.

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

                                    PART II

                               OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The 1997 Annual Meeting of Shareholders of the Company was held on May 15, 1997.

     At the Annual Meeting, the following proposals were voted upon:

     A proposal to amend the Company's 1995 Equity Compensation Plan to increase the number of shares of the Company's Common Stock reserved for issuance thereunder from 1,500,000 shares to 2,500,000 shares was approved by the following vote:

         FOR                     AGAINST               BROKER NON-VOTES
----------------------    ----------------------    ----------------------
      12,073,208                1,706,009                 2,210,811

     A proposal to amend the Company's 1995 Stock Option Plan for Non-Employee Directors providing for the grant of an option to purchase 4,000 shares of Common Stock of the Company to each non-employee director on each date on which the director is elected or reelected to the Board of Directors was approved by the following vote:

         FOR                     AGAINST               BROKER NON-VOTES
----------------------    ----------------------    ----------------------
      15,484,835                 365,955                  2,210,811

     A proposal to adopt the Pharmaceutical Product Development, Inc. Employee Stock Purchase Plan, including the reservation of 500,000 shares of the Company's Common Stock for issuance thereunder was approved by the following vote:

         FOR                     AGAINST               BROKER NON-VOTES
----------------------    ----------------------    ----------------------
      12,224,784                1,554,433                 2,210,811

     The following directors were elected to office for the ensuing year and were approved by the following votes:

                                                    FOR           AGAINST
                                                 ----------      ---------
Ernest Mario...................................  15,789,784        200,244
Fredric N. Eshelman............................  15,789,934        200,094
John A. McNeill, Jr............................  15,790,054        199,974
Stuart Bondurant...............................  15,789,842        200,186
Frederick Frank................................  15,789,792        200,236
Frank E. Loy...................................  15,789,433        200,595
Kirby L. Cramer................................  15,790,054        199,974
Thomas D'Alonzo................................  15,790,054        199,974

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8K

(a)  Exhibit 10.84  Employment Agreement, dated June 4, 1997, by and between the
                    Registrant and Mark E. Furth.
     Exhibit 10.85  Note and Loan Agreement, dated June 25, 1997, made by the
                    Registrant for the benefit of First Union National Bank of North Carolina.
     Exhibit 10.86  Pharmaceutical Product Development, Inc. Employee Stock
                    Purchase Plan, dated May 15, 1997.
     Exhibit 10.87  Amendment to Employee Stock Purchase Plan, dated June 21,
                    1997.
     Exhibit 10.88 Amendment to Stock Option Plan for Non-Employee Directors, dated May 15, 1997.
     Exhibit 10.89  Amendment to Equity Compensation Plan, dated May 15, 1997.
     Exhibit 27     Financial Data Schedule (for SEC use only)
(b)  Reports on Form 8-K
     No reports on Form 8-K were filed during the quarter ended June 30, 1997.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  PHARMACEUTICAL PRODUCT DEVELOPMENT, INC.
                                                   (Registrant)

                                  By           /s/ RUDY C. HOWARD
                                    --------------------------------------------
                                            Chief Financial Officer and
                                       Vice President, Finance and Treasurer
                                           (Principal Financial Officer)

Date: August 14, 1997