Form 10-Q
period 1997-09-30
PHARMACEUTICAL PRODUCT DEVELOPMENT INC
filed 1997-11-13
CIK 1003124

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON D.C. 20549

                                   FORM 10-Q

(MARK ONE)

   [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
            SECURITIES EXCHANGE ACT OF 1934

            FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997

                                      OR

   [  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
            SECURITIES EXCHANGE ACT OF 1934

                 FOR THE TRANSITION PERIOD FROM                 TO
                                                ---------------    -------------
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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes   X       No  _____

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 22,546,999 shares of common stock, par value $0.10 per share, as of October 31, 1997.

================================================================================

                                     INDEX

                                                              PAGE
                                                              ----
PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

  Consolidated Condensed Statements of Operations for the
     Three and Nine Months Ended September 30, 1997 and 1996
     (unaudited)............................................    3

  Consolidated Condensed Balance Sheets as of September 30,
     1997 (unaudited) and December 31, 1996.................    4

  Consolidated Condensed Statements of Cash Flows for the
     Nine Months Ended September 30, 1997 and 1996
     (unaudited)............................................    5

  Notes to Consolidated Condensed Financial Statements......    6

Item 2. Management's Discussion and Analysis of Financial
  Condition and Results of Operations.......................    9

PART II.  OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K....................   14

SIGNATURES..................................................   15

                                    PART I.

                             FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

           PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                         THREE MONTHS ENDED    NINE MONTHS ENDED
                                                           SEPTEMBER 30,         SEPTEMBER 30,
                                                         ------------------   -------------------
                                                          1997       1996       1997       1996
                                                         -------   --------   --------   --------
Life sciences revenues, net of subcontractor costs of
  $15,658, $8,373, $54,097 and $31,727, respectively...  $46,145   $ 38,470   $140,039   $111,605
Environmental sciences revenues, net of subcontractor
  costs of $1,398, $1,378, $4,473 and $3,313,
  respectively.........................................   12,030     11,033     35,862     34,444
Discovery sciences revenues............................       98         --        115         --
                                                         -------   --------   --------   --------
          Net revenue..................................   58,273     49,503    176,016    146,049
                                                         -------   --------   --------   --------
Direct costs -- Life sciences..........................   22,720     19,967     70,947     58,430
Direct costs -- Environmental sciences.................    8,422      7,588     25,054     23,875
Direct costs -- Discovery sciences.....................      583         --      1,063         --
Selling, general and administrative expenses...........   16,704     16,339     50,998     46,224
Depreciation and amortization..........................    3,179      2,636      8,986      7,620
Merger costs...........................................       --     16,960        512     16,960
Acquired in-process research and development...........       --         --      9,112         --
                                                         -------   --------   --------   --------
                                                          51,608     63,490    166,672    153,109
                                                         -------   --------   --------   --------
Operating income (loss)................................    6,665    (13,987)     9,344     (7,060)
Interest income, net...................................      154        389        770      1,111
Other income (expense), net............................      146        173        198        130
                                                         -------   --------   --------   --------
Income (loss) before income taxes......................    6,965    (13,425)    10,312     (5,819)
Provision (benefit) for income taxes...................    2,751     (1,468)     4,101      1,567
                                                         -------   --------   --------   --------
          Net income (loss)............................  $ 4,214   $(11,957)  $  6,211   $ (7,386)
                                                         =======   ========   ========   ========
Net income (loss) per common share.....................  $  0.19   $  (0.56)  $   0.28   $  (0.35)
                                                         =======   ========   ========   ========
Weighted average number of common shares...............   22,533     21,298     22,487     21,028
                                                         =======   ========   ========   ========

  The accompanying notes are an integral part of these consolidated condensed financial statements.

           PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

                     CONSOLIDATED CONDENSED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  1997            1996
                                                              -------------   ------------
                                                               (UNAUDITED)
                                          ASSETS
Current assets
  Cash and cash equivalents.................................    $ 12,776        $ 21,838
  Marketable securities.....................................       8,000          14,210
  Accounts receivable and unbilled services, net............      95,530          76,237
  Investigator advances.....................................       1,027           5,280
  Prepaid expenses and other current assets.................       6,146           5,752
  Deferred tax asset........................................       3,276           4,955
                                                                --------        --------
          Total current assets..............................     126,755         128,272
  Property, plant and equipment, net........................      34,870          31,479
  Goodwill, net.............................................      18,720          18,397
  Other assets, net.........................................       7,866           3,309
                                                                --------        --------
          Total assets......................................    $188,211        $181,457
                                                                ========        ========
                           LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Current maturities of long-term debt......................    $  4,797        $  4,221
  Accounts payable..........................................       6,963           7,051
  Payables to investigators.................................       4,074           5,429
  Other accrued expenses....................................      25,179          26,263
  Unearned income...........................................      19,757          18,705
                                                                --------        --------
          Total current liabilities.........................      60,770          61,669
  Long-term debt, less current maturities...................       1,218           1,428
  Deferred rent and other...................................       2,841           3,054
                                                                --------        --------
          Total liabilities.................................      64,829          66,151
                                                                --------        --------
Shareholders' equity
  Common stock..............................................       2,254           2,163
  Paid-in capital...........................................     115,367         112,606
  Unrealized gain (loss) on investments.....................        (227)            232
  Cumulative translation adjustment.........................        (734)            668
  Retained earnings (accumulated deficit)...................       6,722            (363)
                                                                --------        --------
          Total shareholders' equity........................     123,382         115,306
                                                                --------        --------
          Total liabilities and shareholders' equity........    $188,211        $181,457
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

           PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                 (IN THOUSANDS)

                                                               NINE MONTHS ENDED
                                                                 SEPTEMBER 30,
                                                              -------------------
                                                                1997       1996
                                                              --------   --------
Cash flows from operating activities:
  Net income (loss).........................................  $  6,211   $ (7,386)
  Adjustments to reconcile net income to net cash used in
     operating activities:
     Depreciation and amortization..........................     8,986      7,620
     Acquired in-process research and development...........     9,112         --
     Merger expenses........................................        --     13,376
     Other..................................................      (401)      (473)
     Change in accrued merger expense.......................    (8,143)        --
     Change in other operating assets and liabilities.......   (12,470)   (12,439)
                                                              --------   --------
          Net cash provided by operating activities.........     3,295        698
                                                              --------   --------
Cash flows from investing activities:
     Maturities (purchases) of investments, net.............     6,268    (16,963)
     Purchases of property and equipment....................   (10,635)    (8,091)
     Cash paid for acquisitions, net........................    (8,121)        --
     Other..................................................       174        448
                                                              --------   --------
          Net cash used in investing activities.............   (12,314)   (24,606)
                                                              --------   --------
Cash flows from financing activities:
     Repayment of long-term debt, net.......................      (530)      (853)
     Other long-term borrowings.............................       138         75
     Proceeds from issuance of common stock.................     2,152     41,957
     Dividends paid.........................................        --     (5,937)
     Distributions to shareholders..........................      (430)        --
                                                              --------   --------
          Net cash provided by financing activities.........     1,330     35,242
                                                              --------   --------
Effect of exchange rate changes on cash.....................    (1,373)       346
                                                              --------   --------
Net increase (decrease) in cash and cash equivalents .......    (9,062)    11,680
Cash and cash equivalents, beginning of the period..........    21,838      2,640
                                                              --------   --------
Cash and cash equivalents, end of the period................  $ 12,776   $ 14,320
                                                              ========   ========

  The accompanying notes are an integral part of these consolidated condensed financial statements.

           PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1.  ACCOUNTING POLICIES

     The significant accounting policies followed by Pharmaceutical Product Development, Inc. (the "Company") for interim financial reporting are consistent with the accounting policies followed for annual financial reporting. These unaudited consolidated condensed financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X, and in management's opinion, all adjustments of a normal recurring nature necessary for a fair presentation have been included. The accompanying financial statements do not purport to contain all the necessary financial disclosures that might otherwise be necessary in the circumstances and should be read in conjunction with the audited consolidated financial statements and notes thereto in the Company's Annual Report for the year ended December 31, 1996. The results of operations for the three month and nine month periods ended September 30, 1997 are not necessarily indicative of the results to be expected for the full year or any other period.

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

2.  BASIS OF PRESENTATION

     The accompanying unaudited consolidated condensed financial statements include the accounts of the Company and its subsidiaries, all of which are wholly-owned. All significant intercompany items have been eliminated.

3.  MERGER AND ACQUISITIONS

     In September 1996, a wholly-owned subsidiary of the Company was merged with and into Applied Bioscience International Inc. ("APBI") in a transaction accounted for as a pooling-of-interests. As a result of the merger, APBI became a wholly-owned subsidiary of the Company. Under the terms of the merger agreement, APBI shareholders received 0.4054 of a share of the Company's common stock for each APBI share. As a result of the merger, the Company issued 12,063,860 shares of its common stock in exchange for all of the outstanding shares of common stock of APBI. Holders of options to acquire APBI stock had the choice to receive either shares of Company stock for the value of the options, or substituted options to acquire Company common stock. As a result of the APBI option holders' choices, 202,967 additional shares of Company common stock were issued, and options to purchase 600,513 shares of Company common stock were issued. In accordance with the pooling-of-interests method of accounting, the consolidated condensed financial statements have been restated to reflect the combination using APBI's financial statements for the three month and nine month period ended September 30, 1996.

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

                                  (UNAUDITED)

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

5.  NEW ACCOUNTING PRONOUNCEMENTS

     The Company will adopt Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131"), for the year ended December 31, 1998. SFAS No. 131 requires the Company to report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. The Company has yet to determine the impact, if any, of adoption of this new pronouncement.

     The Company will adopt Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"), for the year ended December 31, 1998. SFAS No. 130 requires the Company to display an amount representing total comprehensive income for the period in a financial statement which is displayed with the same prominence as other financial statements. Upon adoption, all prior period data presented will be restated to conform to the provisions of SFAS No. 130. The Company has yet to determine the impact, if any, of adoption of this new pronouncement.

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

           PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

                                  (UNAUDITED)

     If the Company had adopted SFAS No. 128 for the period ended September 30, 1997, the following computation would have been used to arrive at basic income per common share and diluted income per common share that would have been presented on the consolidated condensed statements of operations:

                                                   THREE MONTHS ENDED   NINE MONTHS ENDED
                                                     SEPTEMBER 30,        SEPTEMBER 30,
                                                   ------------------   -----------------
                                                    1997       1996      1997      1996
                                                   -------   --------   -------   -------
Basic income (loss) per common share:
  Net income (loss)..............................  $ 4,214   $(11,957)  $ 6,211   $(7,386)
                                                   =======   ========   =======   =======
  Weighted average shares:
     Common shares outstanding...................   22,533     21,298    22,487    21,028
                                                   =======   ========   =======   =======
  Basic income (loss) per common share...........  $  0.19   $  (0.56)  $  0.28   $ (0.35)
                                                   =======   ========   =======   =======
Diluted income (loss) per common share:
  Net income (loss)..............................  $ 4,214   $(11,957)  $ 6,211   $(7,386)
                                                   =======   ========   =======   =======
  Weighted average shares:
     Common shares outstanding...................   22,533     21,298    22,487    21,028
     Dilutive effect of stock options............       88         --        93        --
                                                   -------   --------   -------   -------
          Total shares...........................   22,621     21,298    22,580    21,028
                                                   =======   ========   =======   =======
  Diluted income (loss) per common share.........  $  0.19   $  (0.56)  $  0.28   $ (0.35)
                                                   =======   ========   =======   =======

           PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

COMPANY OVERVIEW

     Pharmaceutical Product Development, Inc. ("PPDI" or "the Company") provides a broad range of research and consulting services in the life, environmental and discovery sciences. The Company's life sciences subsidiaries include PPD Pharmaco, Inc. and Clinix International Inc. (the "Life Sciences Group"). PPD Pharmaco is a leading contract research organization ("CRO") providing integrated product development services on a global basis to complement the research and development activities of companies in the pharmaceutical and biotechnology industries. Through its environmental sciences subsidiary, APBI Environmental Sciences Group, Inc. (the "Environmental Sciences Group"), operating under the trade name ENVIRON, the Company provides assessment and management of chemical and environmental health risk. The Company's discovery research segment includes SARCO, Inc., a combinatorial chemistry company, and the GSX System, a functional genomics platform technology.

     In September 1996, a wholly-owned subsidiary of the Company was merged with and into Applied Bioscience International Inc. ("APBI") pursuant to which APBI became a wholly-owned subsidiary of the Company. Under the terms of the merger agreement, APBI stockholders received 0.4054 of a share of the Company's common stock for each APBI share, which resulted in the Company issuing 12,063,860 shares of its common stock in exchange for all of the outstanding shares of common stock of APBI. The Company's financial results have been restated to reflect the transaction as if it had occurred at the beginning of the periods presented. Subsequent to the merger, the Company believes it is the third largest CRO in the world. The Company's CRO operations (formerly doing business as Pharmaceutical Product Development, Inc., or PPD) and APBI's CRO business (formerly doing business as Pharmaco International) have been integrated and now operate under the trade name PPD Pharmaco. For more detailed information on the Company's Life Sciences Group, see the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

     ENVIRON is a multidisciplinary environmental and health sciences consulting firm that provides a broad range of services relating to the presence of hazardous substances in the environment, in drugs and medical devices, in consumer products and in the workplace. Services provided by ENVIRON are concentrated in the assessment and management of chemical risk and are characterized by engagements supporting private sector clients with complex, potentially high-liability concerns. For more detailed information on the Company's Environmental Sciences Group, see the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

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

     During the third quarter of 1997, net income increased 98.7% to $4.2 million, or $0.19 per share, from $2.1 million, or $0.10 per share, for the same period in 1996, excluding 1996 merger costs. Operating income increased by 124.2% to $6.7 million from $3.0 million a year earlier, excluding 1996 merger costs.

 Three Months Ended September 30, 1997 Versus Three Months Ended September 30, 1996

     Net revenue increased $8.8 million, or 17.7%, to $58.3 million in 1997 from $49.5 million for the same period last year. The Life Sciences Group operations accounted for 79.2% of the Company's net revenue for 1997. The Life Sciences Group generated net revenue of $46.2 million, up $7.7 million, or 20.0%, from last year. The growth in the Life Sciences Group's operations was due in part to an increase in the size, scope and number of contracts in the clinical development and biostatistics business. The acquisitions since September 30, 1996 contributed net revenue of $3.3 million for the three months ended September 30, 1997. The Company's Environmental Sciences Group generated 20.6% of the Company's net revenue for the third quarter 1997, or $12.0 million, compared with $11.0 million in 1996.

     Total direct costs increased 15.1% to $31.7 million from $27.6 million last year and declined as a percentage of net revenue to 54.4% from 55.7% last year. The Life Sciences Group's direct costs as a percentage of related net revenue of 49.2% compares favorably to 51.9% last year. This decrease is due primarily to higher labor utilization and a focused effort to control costs across all business segments. The Environmental Sciences Group's direct costs as a percentage of related net revenue increased to 70.0% from 68.8% last year. This increase in direct costs as a percentage of net revenues is primarily attributable to lower consultant utilization.

     Selling, general and administrative ("SG&A") expenses increased 2.2% to $16.7 million from $16.3 million in 1996. As a percentage of net revenue, SG&A expenses decreased to 28.7% from 33.0% last year. SG&A decreased as a percentage of net revenue primarily due to the leveraging of administrative functions over a larger revenue base.

     Total depreciation and amortization expense of $3.2 million was $0.5 million, or 20.6%, higher than last year. The increase was related to the Company's growth as well as the ongoing capital investment in the Company's base business.

     Operating income increased $20.7 million to $6.7 million for the three months ended September 30, 1997, as compared to an operating loss of $14.0 million for the three months ended September 30, 1996. Excluding 1996 merger costs, operating income increased $3.7 million, or 124.2%, to $6.7 million in the third quarter of 1997 compared to $3.0 million for the same period last year. As a percentage of net revenue, excluding the 1996 merger costs, the quarterly operating income of 11.4% represents an improvement from the operating income of 6.0% of net revenue for the same period last year.

     The net income of $4.2 million represents a increase of $16.2 million over the same quarter a year ago. The net income per share of $0.19 compares to a net loss per share of $(0.56) for the same period last year. Excluding the impact of the 1996 merger costs, the Company's net income of $4.2 million is 98.7% higher than last year's net income of $2.1 million. On an equivalent earnings-per-share basis the net income per share of $0.19 compares to $0.10 for the same period last year computed on 1.2 million less shares outstanding.

  Nine Months Ended September 30, 1997 Versus Nine Months Ended September 30,
1996

     Total net revenues increased $30.0 million, or 20.5%, to $176.0 million in 1997 from $146.0 million last year. The Company's Life Sciences Group generated 79.6% of the Company's net revenues in the first nine months, equating to net revenues of $140.0 million, up $28.4 million or 25.5% from the same period last year. The growth in the Company's ongoing Life Sciences Group was due in part to an increase in the size, scope and number of contracts in the North America clinical development and biostatistics business. The acquisitions completed since September 30, 1996 contributed net revenues of $9.4 million during the first nine months of 1997. Net revenues from the Environmental Sciences Group, representing 20.4% of the Company's net revenues in the first nine months, were $35.8 million, compared with $34.4 million in 1996, a increase of 4.1% or $1.4 million.

     Total direct costs increased 17.9% to $97.1 million last year and declined as a percentage of net revenues to 55.2% from 56.4%. In the Life Sciences Group, direct costs decreased as a percentage of related net revenues to 50.7% from 52.4%. The decrease in direct costs as a percentage of revenues is principally due to higher labor utilization, the mix of business within the group, and a focused effort to reduce costs throughout the entire Company. In the Environmental Sciences Group, direct costs as a percentage of related net revenues remained basically unchanged at 69.9% from a year ago level of 69.3%.

     SG&A expenses increased 10.3% to $51.0 million from $46.2 million in 1996. As a percentage of net revenues, SG&A expenses decreased to 29.0% from 31.7% last year. Incremental SG&A expenses from acquisitions completed since September 30, 1996 comprise $3.6 million of the increase. The remaining increase of $1.2 million is primarily attributable to increases in business development expenses in Austin and Wilmington, administrative staffing at the executive and middle-management levels, and the number of employees in finance, human resources and other administrative areas, reflecting the continued growth of the Company.

     Total depreciation and amortization expense of $9.0 million was $1.4 million, or 17.9%, higher than last year. The increase was related to the Company's growth as well as the ongoing capital investment in the Company's base business.

     Operating income increased $16.4 million, or 232.4%, to $9.3 million in the first nine months of 1997 as compared to a operating loss of $7.1 million for the same period last year. Excluding one-time costs (merger costs and acquired in-process research and development costs), operating income increased $9.1 million, or 91.6%, to $19.0 million in the first nine months of 1997 compared to $9.9 million for the same period last year. As a percentage of net revenues, excluding one-time costs, the year-to-date operating income increased to 10.8% in 1997 compared to 6.8% in 1996.

     The net income of $6.2 million increased $13.6 million as compared to last year's net loss of $7.4 million. The net income per share of $0.28 compares to a net loss per share of $0.35 last year. Excluding the impact of the one-time costs on the nine month results, the Company's net income of $12.0 million is 78.5% higher than last year's net income of $6.7 million. On an earnings-per-share basis, excluding one-time costs, the net income per share of $0.53 compares to $0.32 for the same period last year computed on 1.5 million less shares outstanding.

LIQUIDITY AND CAPITAL RESOURCES

     As of September 30, 1997, the Company had $12.8 million of cash and cash equivalents on hand and $8.0 million invested in marketable securities. The Company has historically funded its operations and growth, including acquisitions, with cash flow from operations and borrowings. In January 1996, PPDI completed an initial public offering of its common stock. Proceeds of the offering, after expenses, were approximately $37.2 million and a portion thereof was used to repay a $5.5 million loan.

     For the nine months ended September 30, 1997, the Company experienced a net increase in cash from operating activities of $3.3 million. For the period, net income of $6.2 million, depreciation and amortization of $9.0 million and the acquired in-process research and development of $9.1 million were offset primarily by the net decrease of $12.5 million in other assets and liabilities (which includes an $18.3 million increase in billed and unbilled receivables), as well as, cash disbursements of $8.1 million related to previously accrued merger expense.

     For the nine months ended September 30, 1997, the Company used net cash of $12.3 million in investing activities, as capital expenditures $10.6 million and the $8.1 million net cash paid for acquisitions were only partially offset by $6.3 million in cash provided by net maturities of investments.

     For the nine months ended September 30, 1997, the Company's financing activities provided $1.3 million in cash, as net proceeds from stock option exercises of $2.2 million was partially offset by $0.5 million in net repayment of long-term debt and $0.4 million in cash used to pay premerger distributions to stockholders of Belmont.

     In June 1997, the Company obtained a $50.0 million revolving credit facility with First Union National Bank which accrues interest on amounts borrowed at a floating rate currently equal to the LIBOR Rate plus 0.75% per year. Indebtedness under the line is unsecured and subject to certain covenants relating to financial ratios and tangible net worth. The unused portion of the loan is available to provide working capital and for general corporate purposes. As of September 30, 1997, the Company had no amounts outstanding under this facility.

     In August 1997, the Company renegotiated a new credit facility for $50.0 million with Wachovia Bank, N.A. which accrues interest on amounts borrowed at a floating rate currently equal to the LIBOR Rate plus 0.70% per year. Indebtedness under the line is unsecured and subject to certain covenants relating to financial ratios and tangible net worth. The unused portion of the loan is available to provide working capital and for general corporate purposes. As of September 30, 1997, the Company had $3.3 million outstanding under this facility.

     The Company currently participates in only a small number of transactions involving multiple currencies. In most of those situations, contractual provisions either limit or reduce the translation risk. Financial statement translation has not, to date, been material to the Company's balance sheet. The reasons for this are that the majority of international operations are located in the United Kingdom, which traditionally has had a relatively stable currency, and that international operations have not accounted for a significant portion of total operations (less than 15%). It is anticipated that those conditions will persist for at least the following year.

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

                                    PART II.

                               OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibit 10.90  Employment Agreement, effective July 1, 1997, between the
                       Registrant and Fredric N. Eshelman.
        Exhibit 10.91  Note and Loan Agreement, dated August 7, 1997, between the
                       Registrant and Wachovia Bank, N.A.
        Exhibit 10.92 First Amendment to Loan Agreement dated August 11, 1997, between the Registrant and First Union National Bank.
        Exhibit 10.93  Lease Agreement dated July 9, 1997, between Weeks Realty,
                       Inc. and PPD Pharmaco, Inc.
        Exhibit 27     Financial Data Schedule (for SEC use only)
(b)     Reports on Form 8-K
        No reports on Form 8-K were filed during the quarter ended September 30, 1997.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    PHARMACEUTICAL PRODUCT DEVELOPMENT, INC.

                                ------------------------------------------------
                                                  (Registrant)

                                By:            /s/ RUDY C. HOWARD
                                   ---------------------------------------------
                                                  Rudy C. Howard
                                    Chief Financial Officer and Vice President,
                                               Finance and Treasurer
                                           (Principal Financial Officer)

Date: November 13, 1997