Form 10-K405
period 1997-12-31
PHARMACEUTICAL PRODUCT DEVELOPMENT INC
filed 1998-03-30
CIK 1003124

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

(Mark One)

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the fiscal year ended December 31, 1997

                                                        OR

[  ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

        For the transition period from _______________ to _______________


                         Commission file number 0-27570

                    PHARMACEUTICAL PRODUCT DEVELOPMENT, INC.
             (Exact name of registrant as specified in its charter)

         North Carolina                                56-1640186
(State or other jurisdiction of incorporation (IRS Employer Identification No.)
                or organization)

         3151 Seventeenth Street Extension
            Wilmington, North Carolina                           28412
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

Yes  X            No
   -----             ------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10K or any amendment to this Form 10-K. [ X ]

The aggregate market value of the voting stock held by non-affiliates of the registrant was $370,122,685 as of February 27, 1998, based upon the closing price of the Common Stock on that date on the NASDAQ National Market System. Shares of Common Stock held by each executive officer and director and by each person who owns 10% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status may not be conclusive for other purposes.

The number of shares outstanding of the registrant's class of Common Stock, par value $0.10 per share, was 23,024,417 as of February 27, 1998.

                       DOCUMENTS INCORPORATED BY REFERENCE

The Company's definitive Proxy Statement for its 1998 Annual Meeting of Stockholders (certain parts as indicated herein Part III).

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


ITEM 1.           BUSINESS.

Company Overview

         Pharmaceutical Product Development, Inc. ("PPD" or "the Company") provides a broad range of research and development and consulting services in the life, environmental and discovery sciences. The Company's life sciences subsidiaries include PPD Pharmaco, Inc., Belmont Research, Inc. and Intek Labs, Inc. The Company believes that PPD Pharmaco is the fourth largest contract research organization ("CRO") in the world, providing integrated product development services on a global basis to complement the research and development activities of companies in the pharmaceutical and biotechnology industries. Through its environmental sciences subsidiary, APBI Environmental Sciences Group, Inc. (operating under the trade name ENVIRON), the Company also provides assessment and management of chemical and environmental health risk. PPD Discovery, Inc., the Company's discovery sciences subsidiary, focuses on the discovery segment of the research and development outsourcing market.

     LIFE SCIENCES GROUP

         The Company's Life Sciences Group provides services through (i) PPD Pharmaco, Inc. and its wholly-owned European, South American, South African, Australian and Canadian subsidiaries (collectively "PPD Pharmaco"), (ii) Belmont Research, Inc. ("Belmont"), and (iii) Intek Labs, Inc. ("Intek").

         PPD PHARMACO offers its clients high quality, value-added services designed to reduce drug development time. Reduced development time allows the client to get its products into the market faster and to maximize the period of marketing exclusivity and the economic return for such products. In addition, PPD Pharmaco's integrated services offer its clients a variable cost alternative to the fixed costs associated with internal drug development. PPD Pharmaco's professional CRO services include Phase I clinical testing, laboratory services, patient recruitment, Phase II-IV clinical trial management, clinical data management and biostatistical analysis, treatment Investigational New Drug Applications, medical writing and regulatory services, and healthcare economics and outcomes research. The Company believes that it is one of a few CROs in the world capable of providing such a broad range of clinical development services.

         BELMONT was acquired by the Company in March 1997. Belmont provides software development and system integration services to the pharmaceutical industry. The company's clients include international and domestic pharmaceutical and biotechnology companies, scientific software vendors and government agencies including the FDA. Belmont also develops specialized software products to support different aspects of the pharmaceutical research process, including drug discovery, clinical trials and regulatory review. Current Belmont software products include RESOLVE TM, which manages data queries to investigator sites, and CROSSGRAPHS (R) which is used for exploration and presentation of research data.

         INTEK was acquired in November 1997. Intek provides molecular genotyping, phenotyping and large-scale genomic DNA purification services through its current Good Laboratory Practice ("cGLP") compliant reference laboratory. Intek furnishes pharmacogenetic services for clinical trials. Intek routinely reports pharmacogenetic profiles within 48 hours enabling genotyping to be performed on clinical trial candidates at enrollment. Intek also provides genotyping and phenotyping for difficult cellular and tissue samples such as liver, hepatocytes and S9 liver fractions. Additional services include IN VITRO studies to correlate therapeutic response with polymorphisms early in drug development, and large-scale genomic DNA purification and archiving services to prepare clinical trial samples for DNA banking and pharmacogenomic research.

         During 1997, the Life Sciences Group also included Clinix International, Inc., which in August 1995 acquired the business and substantially all of the assets of Chicago Center for Clinical Research ("CCCR"), a nationally recognized organization which conducts clinical trials in the pharmaceutical, food and nutrition industries. The Company sold substantially all of the assets of CCCR in February 1998.

     ENVIRONMENTAL SCIENCES GROUP

         ENVIRON, the Company's Environmental Sciences Group, provides environmental services through APBI Environmental Sciences Group, Inc., operating under the trade name ENVIRON. ENVIRON provides a broad range of scientific, technical and strategic management consulting services that address a wide variety of public health and environmental issues related to the presence of chemicals in foods, drugs, medical devices, consumer products, the workplace, and the environment. Services provided by ENVIRON are concentrated in the assessment and management of chemical risk and are characterized by engagements supporting private sector clients with complex, potentially high-liability concerns.

         In 1997, the Company expanded its Environmental Sciences Group through the acquisition of Technical Assessment Systems, Inc. ("TAS"). ENVIRON expanded its geographic reach through a new presence in the Midwest United States and a strategic alliance with Gerling Consulting Group in Cologne, Germany. Geographical expansion is one of ENVIRON's strategic objectives. The firm's opportunity to service existing clients more efficiently and to penetrate local markets is enhanced by offices in critical regions of the U.S. and other parts of the world.

     DISCOVERY SCIENCES GROUP

         PPD DISCOVERY, INC. ("PPD DISCOVERY") was established in June 1997. The Company acquired SARCO, Inc. ("SARCO"), a combinational chemistry company. The Company also acquired the GSX System, a functional genomics platform technology. The acquisitions form the basis of the new wholly-owned subsidiary focused on the discovery research segment of the research and development outsourcing market.

Industry Overview

     LIFE SCIENCES GROUP

         The CRO industry provides independent product development services to the pharmaceutical and biotechnology industries and derive substantially all of their revenue from the research and development expenditures of these companies. The CRO industry has evolved from providing limited clinical services in the 1970s to a full-service industry today that encompasses the clinical research process (including pre-clinical evaluations), study design, clinical trial management, data collection, biostatistical analysis and product registration support. All of these services are provided in accordance with applicable government regulations covering clinical trials and the drug approval process in the jurisdictions where the services are provided, including the regulations of the United States Food and Drug Administration ("FDA") and the European Medicines Evaluation Agency ("EMEA").

         The healthcare industry is subject to changing political, economic and regulatory influences that may affect the pharmaceutical and biotechnology industries. Implementation of government healthcare reform may adversely affect research and development expenditures by pharmaceutical and biotechnology companies which could decrease the business opportunities available to the Company. The Company is unable to predict the likelihood of such or similar legislation being enacted into law or the effects such legislation would have on the Company. As a general matter, the clinical CRO industry is not capital intensive and the financial costs of entry into the industry are relatively low. The CRO industry is highly fragmented, with several hundred small, limited-service providers, several medium-sized CROs and a few full-service CROs with international capabilities. Although there are few barriers to entry for small, limited-service providers, the Company believes that there are significant barriers to becoming a full-service CRO with international capabilities. Some of these barriers include the cost and experience necessary to develop broad therapeutic expertise, the ability to manage large, complex clinical trials, the experience to prepare regulatory submissions, and the infrastructure and experience to respond to the international needs of clients.

         Historically, pharmaceutical companies produced much of the software used in the drug discovery, clinical development, and regulatory compliance processes through use of internal programming resources. Now, these companies are also seeking external sources, provided by companies including our Belmont subsidiary, to meet these automation needs both through custom application development and through proprietary packaged software. While many companies have the computer expertise to provide these products and services, detailed knowledge of the pharmaceutical industry drug discovery and development process forms a barrier to entry.

     ENVIRONMENTAL SCIENCES GROUP

         The environmental industry historically has grown from assisting private sector clients in responding to the regulatory systems that have been put into place at both the federal and state levels. In addition, litigation support on behalf of private sector clients involved in disputes with government agencies or other private parties has been a significant source of market opportunity and revenue.

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

         The Company believes that international opportunities for environmental industry growth will continue to expand as the world moves toward a global economy. Companies seeking to enter the world economy will need assistance in developing environmental management systems and in monitoring these programs for compliance with international standards. In addition, as world markets become more developed, opportunities will increase for the environmental industry to assist private firms in merger and acquisition planning and in general evaluation and management of environmental and public health risks. The Company believes that its acquisition of TAS will allow it to better pursue these opportunities.

     DISCOVERY SCIENCES GROUP

         Drugs are chemical compounds that interact with biological targets in the body. Discovering and developing new drugs is an extremely expensive and time-consuming process. Recent figures from the Pharmaceutical Research and Manufacturers of America association (PhRMA), a pharmaceutical industry trade group, show that research-based pharmaceutical companies invested approximately $18.9 billion in R&D activities in 1997.

         On average, these companies allocate over 40 percent of their Research & Development budget to pre-clinical R&D functions. PhRMA estimates that the average cost of bringing a drug to market exceeds $359 million and takes approximately 10-15 years. Pre-clinical R&D functions include biological target identification and validation, screening of chemical compounds to identify lead compounds, chemical optimization of those leads, toxicology and safety testing in animals, and formulation and stability testing for the new experimental drug.

         SARCO is a chemical technology company that provides chemical compounds to the pharmaceutical, biotechnology, agrochemical, and animal health industries. SARCO's core expertise includes the rapid synthesis of large numbers of chemical compounds for use in the pre-clinical drug discovery and development process as well as the chemical optimization of those compounds found to have beneficial biological activity.

         GSX identifies targets for drug discovery by the selective inhibition of genes responsible for key steps in a disease process. The system is based on the finding that a gene fragment, when introduced into cells, sometimes specifically inhibits the function of the whole gene from which the fragment was obtained. Effective inhibitory fragments are obtained by breaking the DNA containing the genes of interest into many different random pieces, inserting these fragments into a population of tester cells and identifying the rare individual cells that acquire a selected new property as a consequence of the inhibitory action. Examples of desirable cellular properties that can be selected include increased resistance to a virus or increased sensitivity to a drug. The "winning" DNA fragments are then recovered from the selected cells and analyzed to determine what genes, and thereby targets, they represent.

         PPD Discovery markets its products and services to those research-based companies looking for outsource research support. The Company believes that this outsource trend will continue over the next decade.

The Drug Development Process

         Before a new drug is marketed, the drug must undergo extensive testing and regulatory review in order to determine that it is safe and effective. The development process consists of two stages: pre-clinical and clinical. The first stage is the pre-clinical research, in which the new drug is tested in vitro (test tube) and in animals, generally over a one- to three-year period, in order to determine the basic biological activity and safety of the drug. The Company provides IND submission preparation and compilation but does not provide animal-based services in this stage of development.

         If the drug is perceived to be safe for human testing, the drug then enters the clinical stage. During the clinical stage, one of the most time-consuming and expensive parts of the drug development process, the drug undergoes a series of tests in humans, including healthy volunteers as well as patients with the targeted disease or condition. The Company does provide full development services for the clinical stage.

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

  (bullet) PHASE I. Phase I trials involve testing the drug on a limited number of healthy individuals, typically 20 to 80 persons, to determine the drug's basic safety data relating to tolerance, absorption, metabolism and excretion as well as other pharmacological indications and actions. This phase lasts an average of six months to one year.

  (bullet) PHASE II. Phase II trials involve testing a small number of volunteer patients, typically 100 to 200 persons who suffer from the targeted disease or condition, to determine the drug's effectiveness and dose response relationship. This phase lasts an average of one to two years.

  (bullet)         PHASE III. Phase III trials involve testing large numbers of patients, typically several hundred to several thousand persons, to verify efficacy on a large scale, as well as long-term safety. These trials involve numerous sites and generally last two to three years.

         After the successful completion of all three clinical phases, the sponsor of a new drug in the United States submits a New Drug Application ("NDA") to the FDA requesting that the product be approved for marketing. The NDA is a comprehensive, multi-volume filing that includes, among other things, the results of all pre-clinical and clinical studies, information about the drug's composition and the sponsor's plans for producing, packaging and labeling the drug. In addition, while the FDA does not use price as a criterion for approving a new drug, advisory panels of scientists that help the FDA evaluate new types of therapies have started taking cost into consideration. The FDA's review of an NDA can last from a few months (for drugs related to life-threatening circumstances) to many years, with the average review lasting eighteen months. Drugs that successfully complete this review may be marketed in the United States, subject to any conditions imposed by the FDA.

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

Regulatory Environment

         The market for the services offered by both the Company's CRO operations and ENVIRON has developed as a result of significant laws and regulations governing the development and testing of certain drugs and chemicals as well as the impact of chemicals on the environment.

         Many countries require safety testing prior to obtaining governmental approval to market various substances, including pharmaceutical products, industrial chemicals and agrochemicals. The most significant laws and regulations concern the safety of pharmaceutical products. The results of clinical tests conducted upon pharmaceutical products must be submitted to appropriate government agencies, such as the FDA in the U.S., the EMEA and national regulatory agencies in Europe, and the Ministry of Health and Welfare in Japan, as part of the relevant pre-market approval process in individual countries.

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

Trends Affecting the CRO Industry

         In 1997, worldwide expenditures on research and development by pharmaceutical and biotechnology companies are estimated to have been $40 billion, of which the Company estimates $15 to $20 billion was spent on drug development activities of the type offered by the CRO industry. The Company believes that approximately $3.5 billion of such spending was outsourced to CROs.

         The Company believes that the outsourcing of drug development activities by pharmaceutical and biotechnology companies has been increasing and will continue to increase for the following reasons:

         COST CONTAINMENT PRESSURES

         Market forces and governmental initiatives have placed significant pressure on pharmaceutical and biotechnology companies to reduce drug prices. Pressures on profit margins have arisen from increased competition as a result of patent expiration, market acceptance of generic drugs, and governmental and private efforts to reduce healthcare costs. In addition, private managed care organizations are beginning to limit the selection of drugs from which affiliated physicians may prescribe, thereby further increasing competition among pharmaceutical and biotechnology companies. The Company believes that the pharmaceutical industry is responding to these pressures by downsizing operations, decentralizing the internal research and development process, and converting the fixed costs of maintaining a research and development infrastructure to variable costs by outsourcing drug development activities to CROs. The downsizing of research and development activities also creates demand for CROs as internal development bottlenecks arise when a large number of compounds emerge from the research process and need to be pushed through the development pipeline. In addition, increased pressure to differentiate products and to generate support for product pricing serves as the foundation for growth in the area of healthcare economics, both with respect to drugs under development and to products already on the market.

         REVENUE ENHANCEMENT THROUGH FASTER DRUG DEVELOPMENT

         Pharmaceutical and biotechnology companies face increased pressure to bring innovative, patent-protected medicines to market in the shortest possible time, while following good science practices and adhering to government regulations. Pharmaceutical and biotechnology companies are attempting to increase the speed of new product development, and thereby maximize the period of marketing exclusivity and economic returns for their products, by outsourcing development activities to CROs. The Company believes that CROs, by providing specialized development services, are often able to perform the needed services with a higher level of expertise or specialization, and therefore more quickly than a pharmaceutical or biotechnology company could perform such services internally. In addition, some pharmaceutical and biotechnology companies are beginning to contract with large full-service CROs to conduct all phases of clinical trials for new product programs lasting several years, rather than separately contracting specific phases of drug development to several different CROs, an approach which the Company believes may result in shorter overall development times.

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

         CONSOLIDATION IN THE CRO INDUSTRY

         As a result of competitive pressures, the CRO industry is consolidating. Mergers and acquisitions, including the Company's merger with Applied Bioscience International Inc. ("APBI"), have resulted in the emergence of several large, full-service CROs that have the capital, technical and financial resources to conduct all phases of clinical trials on behalf of pharmaceutical and biotechnology companies. As pharmaceutical and biotechnology companies increasingly outsource development, they may increasingly turn to larger CROs that provide a broad range of clinical services, while at the same time they may also limit the number of CROs they choose to provide such services. The Company believes that these trends will further concentrate market share among larger CROs with a track record of speed, flexibility, responsiveness and overall development experience and expertise.

Company Strategy

         The Company's fundamental strategy is to distinguish its services on the basis of superior performance to maximize its clients' return on massive R&D investments. The Company strives to deliver to its clients efficient and innovative services that accelerate the rate of new product development. The Company intends to expand the depth and breadth of its services by (i) capitalizing on its managerial and operational strengths, (ii) focusing on hiring and training its staff, (iii) focusing on its strategic marketing initiatives, (iv) developing its services in healthcare economics and communications consulting, (v) pursuing strategic acquisitions to enhance discovery and development services, (vi) expanding geographically and (vii) pursuing opportunities provided by technological advances.

         The Company differentiates itself from competitors by providing a continuum of services, from discovery through aftermarket support. The Company intends to be a leader in integrating pharmacogenomics in drug development.

         MANAGERIAL AND OPERATIONAL STRENGTH

         The Company is guided by senior management who have spent much of their careers as development experts within major pharmaceutical companies and who have a record of success bringing drugs to market both nationally and internationally. PPD Pharmaco concentrates on its core operational strengths in all phases of clinical studies and other critical path studies such as treatment INDs. Timely performance is based on parallel drug development processes and leveraging the knowledge and experience of management and investigators. Basic medical, scientific and regulatory services continue to be integrated with and streamlined through various technological advances, all directed toward a reduction in overall development times. PPD Pharmaco emphasizes efficiencies in each phase of clinical trials, data acquisition, data management and analysis, and report writing and filing, in order to reduce the time and cost of obtaining regulatory approval for its clients' products. As a means of differentiating itself from its competitors, PPD Pharmaco emphasizes therapeutic area specialization, in particular in the areas of virology/AIDS/infectious diseases, cardiopulmonary diseases, central nervous system, oncology, and immunology.

         HIRING AND TRAINING

         The Company believes that its success is based on the quality and dedication of its employees. The Company strives to hire the best available people in terms of ability, experience, attitude and fit with the Company's performance philosophy. New employees are trained extensively, and the Company believes that it is an industry leader in the thoroughness of its training programs. In addition, employees are encouraged to continually upgrade and broaden their skills through internal and external training programs. As new technologies develop, employees are equipped with and trained to make use of such technological innovations.

         GLOBAL STRATEGIC MARKETING INITIATIVES

         PPD Pharmaco focuses its integrated marketing and sales efforts with an emphasis on high volume clients with needs in the service segments and therapeutic areas in which the Company specializes. Direct salespeople concentrate on a group of assigned clients, marketing across service segments. PPD Pharmaco's business development personnel consult with potential clients early in the bidding stage in order to determine their needs. The business development personnel and PPD Pharmaco's project managers then invest significant time to determine the optimal way to design and carry out the potential client's proposal. PPD Pharmaco's recommendations to the potential client with respect to study design and implementation are an integral part of PPD Pharmaco's bids and an important aspect of the integrated services that PPD Pharmaco offers to its clients. PPD Pharmaco believes that its preliminary efforts relating to the evaluation of a potential client's proposed clinical protocol and implementation plan allows accelerated commencement of the clinical trial after the contract has been awarded to PPD Pharmaco.

         Supplemented by centralized PPD corporate level marketing efforts, ENVIRON conducts separate marketing activities at each of its office locations. ENVIRON believes that its regional presence enables its professionals to gain a greater knowledge of regional environmental issues, a better understanding of regional laws and regulations, and a more constructive working relationship with regional governmental agency personnel. Because of the technical nature of ENVIRON's business, most marketing activities at each of ENVIRON's operating divisions are conducted by technical and scientific personnel.

         Discovery services are marketed through centralized PPD corporate marketing efforts to supplement localized marketing by scientists to scientists, with support from appropriate outside consultants. The functional genomics technology (GSX) is marketed primarily to large pharmaceutical companies, while combinatorial chemistry is directed more toward biotechnology and virtual companies.

         The Company sponsors and encourages the participation by its personnel in a variety of scientific endeavors, including the presentation of papers by its professional staff at meetings of professional societies and major conferences, and the publication of scientific articles in respected journals. The Company believes such activities enhance its reputation for professional excellence. The Company's core marketing communications efforts are advertising in trade journals, exhibits and participation at scientific conferences, speakers bureaus, direct mail, sales collateral and media relations.

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

         GEOGRAPHICAL EXPANSION

         PPD Pharmaco currently has operations in the Americas (United States, Canada, South America), Europe, including eastern Europe, South Africa and the Pacific Rim. PPD Pharmaco has identified certain strategic areas of promise where CROs currently have limited or no presence and intends to selectively pursue these and other strategic opportunities internationally.

         ENVIRON's 1997 acquisition of TAS in the United Kingdom and alliance with Gerling Consulting Group in Cologne, Germany expanded their operations outside the U.S. ENVIRON will continue to pursue other strategic opportunities, both within the U.S. and internationally.

         TECHNOLOGICAL ADVANCES

         PPD Pharmaco believes that optimizing the use of information technology can accelerate the drug development process and yield valuable marketing information. PPD Pharmaco has experience in the use of information technology in clinical trial management and offers a wide range of technology-based services, including initial market research and study design, remote monitoring and data acquisition, ongoing study management, outcomes research, patient and disease management, and the filing of Computer Assisted New Drug Applications and Product License Applications. The Company believes that the use of third-party systems and selected internally developed software allows it to offer its clients advanced technology for expediting the drug development process.

Services Offered

      LIFE SCIENCES GROUP

         PPD Pharmaco has designed its various services to be flexible and integrated in order to assist its clients in optimizing their research and development spending through the clinical stages of the drug development process. PPD Pharmaco provides Phase I clinical testing, laboratory services, Phase II-IV clinical trial management, clinical data management and biostatistical analysis, treatment Investigational New Drug Applications, medical writing and regulatory services, and healthcare economics and outcomes research for its clients. PPD Pharmaco's services can be provided individually or as an integrated package of services to meet its client's needs. Belmont provides innovative software development and system integration services and creates a data link between discovery and development. Intek provides molecular genotyping, phenotyping and large-scale genomic DNA purification services through a cGLP compliment reference laboratory for discovery and development services. During 1997, $187.2 million, or 79.6%, of the Company's net revenue was generated by the Life Sciences Group.

         PHASE I CLINICAL TESTING

         After an Investigational New Drug Application has been filed with the FDA, human testing of a new drug can begin. The drug is typically first administered to healthy volunteers to determine the drug's basic safety data based on tolerance, absorption, metabolism, excretion and other pharmacological actions. Later, special studies are conducted in volunteers and special patient populations to further define the drug's overall pharmacological profile. The Company believes that PPD Pharmaco is the industry's largest Phase I provider, with clinical testing services conducted in its 200-bed unit in Austin, Texas, its 66-bed unit located near Research Triangle Park, North Carolina and its 52-bed unit in Leicester, England. The Company's professional nursing staff administers general Phase I safety tests, special population studies and bioavailability and bioequivalence testing. Special population studies may involve the elderly, women or patients with specific diagnoses, such as renal failure or asymptomatic HIV disease.

         The Company's clinical research studies rely upon the ready accessibility and willing participation of volunteer subjects. These subjects generally include volunteers from the communities in which the studies are conducted, including the Phase I centers in Austin, Texas; Research Triangle Park, North Carolina and Leicester, England, which, to date have provided a substantial pool of potential subjects for research studies. However, the Company's business could be adversely affected if the Company were unable to attract suitable and willing volunteers.

         The Company also provides bioavailability and bioequivalence testing services. This testing generally conducted each time the dosage, form or formulation of the drug is modified, involves administration of the test compounds and obtaining biological fluids sequentially over time to measure absorption, distribution, metabolization and excretion of the drug.

         PPD Pharmaco attempts to manage its Phase I services to maximize scheduling flexibility and efficiency. The services also can integrated with PPD Pharmaco's other service segments such as laboratory, pharmacokinetic and biostatistical services. PPD Pharmaco is one of the few full-service CROs offering Phase I clinical testing in the United States and Europe.

         LABORATORY SERVICES

         PPD Pharmaco provides bioanalytical and product analysis services through its laboratories in Richmond, Virginia and Middleton, Wisconsin. PPD Pharmaco's laboratories analyze biological fluid samples from clinical studies, such as those conducted by PPD Pharmaco's Phase I units, for drug and metabolite content and concentration. PPD Pharmaco currently has approximately 318 non-proprietary validated assays available for its clients' use in conducting laboratory analyses, thereby qualifying PPD Pharmaco for a wide range of assignments.
PPD Pharmaco's laboratories also process fluid samples for pre-clinical studies.

         Product analysis services include dissolution and stability studies, which are necessary to characterize a dosage form's release patterns and stability under various environmental conditions in the intended package for marketing. These studies must be carried out over the commercial life of products, beginning at the clinical trial stage. New formulations require the same set of studies as the original dosage form. Comprehensive measurement services include Gas Chromatography/Mass Spectrometry, Liquid Chromatography/Mass Spectrometry, High Performance Liquid Chromatography, Gas Chromatography, Radioimmunoassay and Enzyme Linked Immunosorbent Assay. Support services include HIV positive sample handling, sample/data management for kinetic studies from multi-center trials and sample/data archiving.

         PPD Pharmaco is one of a few full-service CROs able to offer its clients the advantages of both bioanalytical and product analysis, as well as Phase I clinical testing.

         PHASE II-IV CLINICAL TRIAL MANAGEMENT

         The core of PPD Pharmaco's business is a comprehensive package of services for the conduct of Phase II-IV clinical trials, which, in concert with its other analytical and Phase I testing services, pharmacogenetics, and infomatics allows PPD Pharmaco to offer its clients an integrated package of clinical management services. The Company has significant clinical trials experience in the areas of:


      AIDS                       Primary disease and treatment/prophylaxis of opportunistic infections
      Analgesia                  Acute and chronic pain modeling
      Biotechnology              Growth hormone, multiple sclerosis, sepsis, wound healing
      Cardiovascular disease     Congestive heart failure, hypertension, global survival trials
      Central nervous system     Schizophrenia, depression, anxiety, obsessive-compulsive disorders,
      disease                    panic disorders
      Dermatology                Wound healing, acne, hair loss
      Food and Nutrition         Fat substitutes, beta carotene, oligofructose, fibers
      Gastroenterology           Duodenal ulcer, gastric ulcer, gastro-esophageal reflux disease,
                                 H. PYLORI, nonsteroidal anti-inflammatory drug-induced ulcers
      Infectious disease         Acute and critical
      Metabolic disease          Diabetes, hormone replacement therapy
      Oncology                   Ovarian and lung cancer
      Pulmonary/Allergy          Asthma, allergic rhinitis, community acquired pneumonia, Acute Respiratory
                                 Distress Syndrome
      Rheumatology               Rheumatoid and osteoarthritis
      Virology                   AIDS, herpes simplex, chronic hepatitis B, chronic hepatitis C
      Women's health             Hormone replacement, oral contraception


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

         PPD Pharmaco monitors its clinical trials in compliance with government regulations. PPD Pharmaco has adopted global standard operating procedures
(SOPs) which are intended to satisfy regulatory requirements and serve as a tool for controlling and enhancing the quality of its clinical trials. All PPD Pharmaco SOPs are in compliance with Good Clinical Practice ("GCP") requirements and the International Conference on Harmonization ("ICH") standards. The FDA is expected to adopt the ICH's guidelines, and, the European Community has agreed to conduct all studies in accordance with the recommendations from ICH, which sets global clinical study standards based on GCP. Data generated during clinical trials are compiled, analyzed, interpreted and submitted in report form to the FDA or other relevant regulatory agencies for purposes of obtaining regulatory approval.

         PPD Pharmaco provides its clients with one or more of the following core Phase II-IV clinical trials management services using parallel processing to accelerate the development process:

         STUDY DESIGN.

         PPD Pharmaco serves its clients in the critical area of study design by applying its wide development experience in the preparation of study protocols and CRFs. A study protocol defines the medical issues to be examined in evaluating the safety and efficacy of a drug, the number of patients required to produce statistically valid results, the clinical tests to be performed, the time period over which the study will be conducted, the frequency and dosage of drug administration, and the exact patient criteria. The success of the study depends not only on the ability of the protocol to correctly predict requirements of regulatory authorities, but also on the ability of the protocol to fit coherently with the other aspects of the development process and the ultimate marketing strategy for the drug. This process includes healthcare economic components to support rational pricing and positioning.

         Once the study protocol has been finalized, CRFs must be developed to record the information to be obtained from the clinical studies. The various other disciplines involved in the drug development process, including data management, must work closely with the clinical trial management project team to assure that the data are recorded in a form that is efficient for subsequent data entry, management and reporting. Proper CRF design is critical to allowing investigators and field monitors to conduct their respective jobs quickly, accurately and effectively.

         INVESTIGATOR RECRUITMENT. During clinical trials, administration of the drug to patients is supervised by physicians, also referred to as investigators, at hospitals, clinics or other locations, also referred to as investigational sites. The Life Sciences Group recruits investigators who contract directly with either PPD Pharmaco or its client. The successful rapid identification and recruitment of investigators who have the appropriate expertise and an adequate base of patients who satisfy the requirements of the study protocol are critical to the timely completion of the trial.

         PPD Pharmaco maintains and constantly expands and refines its computerized database of over 20,000 investigators. Information regarding PPD Pharmaco's experience with these investigators, including factors relevant to rapid study initiation, are contained in the database. This information allows project managers to choose the appropriate investigators for a particular study in an efficient manner.

         STUDY MONITORING. PPD Pharmaco provides study monitoring services, which include investigational site initiation, patient enrollment assistance and data collection through subsequent site visits. These visits also serve to assure that data are gathered according to GCP, according to the requirements of the client and applicable regulatory authorities and as specified in the study protocol.

         Project management and field monitoring services are the operational heart of Phase II and III clinical studies. In many instances, a project's timely completion is based on meeting deadlines during the first few months of study initiation. Therefore, PPD Pharmaco focuses at an early stage on identifying and quickly completing the critical rate-limiting steps of screening and selecting investigators, processing pre-study regulatory paperwork, obtaining investigative review board approvals and scheduling investigational site initiation visits. Drugs under study cannot be released to the investigational sites, and thus the study cannot begin, until these activities have been completed.

         Following study initiation, PPD Pharmaco utilizes all appropriate methods of accelerating patient recruitment. This may involve PPD Pharmaco's integrated systems of telephone recruitment, telefaxing and media advertising. As with Phase I clinical trials, patient recruitment is critical to the Company's success.

         Patient data must be obtained from the field efficiently, quickly and accurately to speed subsequent data entry, management and analysis, and report writing. PPD Pharmaco acquires data via visits by its field monitors to investigative sites and by electronic means. Field monitors are equipped with laptop computers for the purpose of data collection.

         PPD Pharmaco has monitored many clinical trials, including a number of very large studies. For example, PPD Pharmaco is in its second five-year contract with the National Institutes of Health ("NIH") to monitor investigational sites for AIDS treatment related trials sponsored by the NIH. This project involves approximately 250 investigational sites and total enrollment of approximately 58,000 patients.

         CLINICAL DATA MANAGEMENT AND BIOSTATISTICAL ANALYSIS

         PPD Pharmaco's data management and biostatistical analysis operations are managed by professionals with extensive pharmaceutical and biotechnology industry experience in the design and construction of local and multinational clinical trial databases. PPD Pharmaco provides clients with assistance in such areas as study design, sample size determination, CRF design and production, fax based monitoring, database design and construction, New Drug Application preparation and production (including electronic submission to the FDA, known as Computer Assisted New Drug Applications) and FDA presentations and defense.

         The Company offers data management and biostatistical analysis services are both as discrete products and as part of an integrated drug development program. During the design of development plans and protocols, PPD Pharmaco offers consulting services relating to sample size parameters for patient enrollment, development of data analysis plans and randomization schemes. During clinical trials, PPD Pharmaco assists in the rapid acquisition of clean and accurate data. Following completion of the clinical trials, PPD Pharmaco assists in report preparation and FDA presentations. PPD Pharmaco's biostatisticians may participate with clients in meetings with the FDA to present and defend biostatistical analyses. PPD Pharmaco has expertise in electronically capturing and integrating geographically diverse data. PPD Pharmaco uses SAS, Clintrace, Oracle, BBN Clintrial and other third party software, as specified by clients, combined with customized programs developed by PPD Pharmaco.

         Drug development time can be reduced by performing data management and biostatistical analysis activities in parallel with other drug development activities where possible. For example, data management personnel work with clinical program managers and field monitors to continuously enter data, program output tables and listings, and validate the database so that there is a rapid progression to final tables, listing preparation and biostatistical analyses. Similarly, there is a close working relationship with medical writing and regulatory services personnel.

         TREATMENT INVESTIGATIONAL NEW DRUG APPLICATION

         A treatment Investigational New Drug ("IND") application includes a procedure to allow patients to receive a new drug not yet approved treatment for a serious or immediate life-threatening disease, such as AIDS or multiple sclerosis, for which no comparable or satisfactory therapy is available. This treatment is provided during the clinical trial phase of development, but outside the controlled clinical trial. The treatment IND application process has the advantage of getting a new drug into an expanded patient base early, as well as allowing earlier publicity about the potential success of the drug. PPD Pharmaco's involvement in a treatment IND application may range from monitoring the treatment to an integrated service project involving full investigational site management, data management, biostatistical analysis and report writing.

         MEDICAL WRITING AND REGULATORY SERVICES

         PPD Pharmaco provides report writing and regulatory services to its clients in a manner designed to complement parallel development processes to reduce overall development time. Strategic plan and protocol design services provided at the beginning of a project, combined with clear, concise data presentation, analysis and discussion at the completion of the project, assist the client in obtaining regulatory approvals. These services are integrated with PPD Pharmaco's other services to speed the process consistent with good service and regulatory compliance.

         PPD Pharmaco maintains a large internal compliance and quality assurance department to provide in-process monitoring of GCP performance. PPD Pharmaco also offers these services to clients to assess trials conducted by the client or another CRO.

         HEALTHCARE ECONOMICS AND OUTCOMES RESEARCH

         PPD Pharmaco offers a number of services in the healthcare economics area to pharmaceutical and biotechnology companies as well as managed care payers and providers. These services include prospective and retrospective clinicoeconomics analysis, quality of life and drug therapy evaluation, large sample market research, clinical hypothesis testing for product marketing, enhanced patient, investigator and managed care plan recruiting, managed care consulting, patient therapeutic support systems and disease management consulting.

     ENVIRONMENTAL SCIENCES GROUP

         APBI Environmental Sciences Group, or ENVIRON, currently provides health and environmental sciences and engineering consulting services. During 1997, the Environmental Sciences Group generated 20.3% of the Company's net revenue.

         ENVIRON is a leading provider of multidisciplinary consulting services in the chemical risk assessment and risk management field. ENVIRON provides services primarily to private sector clients facing potentially high liability as a result of the presence of chemicals in the environment, in drugs and medical devices, in consumer products and in the workplace. ENVIRON's engagements typically involve providing creative, multidisciplinary solutions to complex problems.

         ENVIRON provides services primarily in two areas: (1) life sciences; and (2) environmental sciences and engineering. ENVIRON's health sciences staff includes professionals trained in toxicology, epidemiology, chemistry, biochemistry, microbiology, industrial hygiene, risk assessment and allied fields. Its environmental sciences and engineering staff includes professionals trained in hydrogeology; geology; environmental chemistry; environmental, chemical and civil engineering; ecotoxicology, ecology and natural resources. Approximately half of ENVIRON's employees have advanced degrees (master's level or above). Of those with advanced degrees, approximately one-third have attained their Ph.D.

         ENVIRON offers the following services:

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

         ENVIRON provides such services in a variety of project areas, including complex hazardous waste sites, current and former industrial manufacturing facilities, leaking underground storage tanks, municipal and hazardous waste disposal facilities, incinerators, abandoned mine sites, pesticide-contaminated agricultural land, and large-scale spills and releases. In performing assessments, ENVIRON also analyzes the potential for exposure at the project site and the surrounding environment.

         ENVIRONMENTAL LIABILITY ASSESSMENTS

         ENVIRON performs environmental liability assessments of industrial properties, commercial and residential developments, undeveloped parcels of land and hazardous waste sites to identify practices that could result in significant exposure or liability. These services include environmental audits to determine compliance with current and anticipated governmental regulations and to estimate the present value of environmental liabilities. Such assessments have been performed across a broad range of industries, including iron and steel; pulp and paper; mining, oil and gas; textiles, lumber and wood; plastics; leather; and electronics.

         SITE INVESTIGATION AND REMEDIATION

         ENVIRON assists clients in determining the nature and extent of contamination at industrial and hazardous waste sites through the collection and analysis of soil, water and sediment samples. ENVIRON's services in this area also include the evaluation and analysis of the cost-effectiveness of various alternative remediation strategies. ENVIRON also designs the selected remedial strategy, hires subcontractors as appropriate and provides oversight of the implementation of the strategy. Such services are often provided in connection with the negotiation and resolution of disputes that relate to the apportionment of liability arising under various contracts.

         LITIGATION SUPPORT

         ENVIRON provides expert technical assistance and strategic support to clients who are or who anticipate becoming involved in litigation relating to environmental, occupational and product safety issues. These services involve substantially all of its practice areas. Services provided include reviewing environmental data and waste handling records, allocating liability among multiple site owners, developing information on state-of-the-art waste disposal practices, determining the timing of contaminant release events, evaluating sampling programs and remedial measures developed for contaminated sites, reviewing toxicological and epidemiological data associated with the use of consumer products and determining relationships between exposure and disease or injury. ENVIRON's senior staff members have extensive experience providing expert testimony in the areas of toxicology, risk assessment and contaminant releases.

         PRODUCT SAFETY REGULATION

         ENVIRON provides strategic scientific support and regulatory affairs guidance in the pre-market approval process for and subsequent use of various products, including drugs and pharmaceuticals, medical devices, food additives, consumer products, agricultural chemicals and biotechnology products.

         AIR QUALITY

         ENVIRON offers a full spectrum of air quality services, such as: air emissions and dispersion modeling from industrial facilities and hazardous waste sites, including siting studies and air toxics impact evaluations; air pollution compliance assistance, including compliance auditing, regulatory analysis and obtaining government permits; ambient and indoor monitoring program design and implementation; process engineering; emergency release modeling and off-site consequence analysis; analysis of the potential regional air quality impacts of alternative control strategies, including advanced vehicles, alternative and reformulated fuels and other mobile and stationary source control measures and leak detection and repair services, including monitoring equipment recommendations, software/data base management system design, program management consulting and field services.

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

         DISCOVERY SCIENCES GROUP

         PPD Discovery consists of SARCO, a combinatorial chemistry company, and the GSX System, a functional genomics platform technology for target discovery. GSX is a proprietary whole-cell-based system that facilitates the rapid identification, validation and functional analysis of novel targets.

         GSX identifies targets for drug discovery by the selective inhibition of genes responsible for key steps in a disease process. The system is based on the finding that a gene fragment, when introduced into cells, sometimes specifically inhibits the function of the whole gene from which the fragment was obtained. Effective inhibitory fragments are obtained by breaking the DNA containing the genes of interest into many different random pieces, inserting these fragments into a population of tester cells and identifying the rare individual cells that acquire a selected new property as a consequence of the inhibitory action. Examples of desirable cellular properties that can be selected include increased resistance to a virus or increased sensitivity to a drug. The "winning" DNA fragments are then recovered from the selected cells and analyzed to determine what genes, and thereby targets, they represent.

         Activities surrounding the GSX technology are conducted in Research Triangle Park, North Carolina and Menlo Park, California.

         SARCO is a chemical technology company that provides chemical compounds to the pharmaceutical, biotechnology, agrochemical, and animal health industries. SARCO's core expertise includes the rapid synthesis of large numbers of novel molecules for use in the pre-clinical drug discovery and development process as well as the chemical optimization of those compounds found to have beneficial biological activity.

         SARCO is located in the Park Research Center, a high-technology campus in Research Triangle Park, North Carolina, USA. SARCO's research facility is fully equipped to perform solid and solution-phase combinatorial chemistry, custom monomer synthesis and solution-phase medicinal chemistry. SARCO maintains full analytical and computational capabilities in support of its combinatorial and medicinal chemistry activities.

         Products include SARCO base libraries; chemical compounds designed for high throughput biological screening, and SARCO Focus Libraries; custom designed chemical libraries provided exclusively to a client. Services include research collaborations and partnerships with research-based discovery companies. These collaborations and partnerships are typically structured for fixed period of time or around discrete client projects.

Clients and Marketing

         The Company's Life Sciences Group provides services primarily to pharmaceutical and biotechnology companies. For the year ended December 31, 1997, approximately 83% of the Company's Life Sciences Group's net revenue was attributable to clinical services and 17.0% to laboratory services. For the year ended December 31, 1997, net revenue of the Life Sciences Group was derived approximately as follows:

                                     Percentage of
         Source                        Net Revenue
         ------                        ------------
         Pharmaceutical                     77.9%
         Biotechnology                      11.1
         Government                          3.4
         Other                               7.6

         The Company provided services in 1997 to 24 of the top 25 pharmaceutical companies in the world as ranked by 1996 research and development spending.

         The Company provides services to the pharmaceutical and biotechnology industries and its revenue is highly dependent on expenditures on research and development by clients in these industries. Accordingly, the Company's operations could be materially and adversely affected by general economic downturns in these industries, the current trend toward consolidation in these industries or other factors resulting in a decrease in research and development expenditures. Furthermore, the Company has benefited to date from the increasing tendency of pharmaceutical and biotechnology companies to outsource large clinical research projects. Should this trend be reversed, the revenue of the Company could be materially and adversely affected. The Company believes that concentration of business among certain large customers is not uncommon in the CRO industry. The Company has experienced such concentration in the past and may experience such concentration in the future. However, during 1996 and 1997, no single client contributed more than 10% of the Company's total net revenue. In 1997, the Company's ten largest clients accounted for approximately 36.6% of the Company's total net revenue and approximately 28% of the Company's total 1997 net revenue was derived from clients located outside the U.S., in particular in Europe and Japan.

         ENVIRON's clients come primarily from a wide variety of industrial companies. A significant portion of these engagements is initiated by lawyers whose clients are engaged in merger, acquisition or real estate transactions, or who become involved in or anticipate litigation. ENVIRON also provides services to investment banks, lenders, insurance firms, trade associations, and to a lesser extent, state and local government agencies.

Contractual Arrangements

         Many of PPD Pharmaco's contracts are fixed price, with some variable components, and range in duration from a few months to several years. In other contracts, PPD Pharmaco is paid based on applying agreed upon hourly rates to hours worked. Generally, for multi-year contracts involving clinical trials, a portion of the contract fee is paid at the time the trial is initiated, with the balance of the contract fee payable in installments over the trial duration. The installment payments are typically performance-based, relating payment to pre-established events or milestones, such as investigator recruitment, patient enrollment or database delivery. For fixed-price contracts, PPD Pharmaco bears the risk of cost overruns, but benefits if costs are lower than anticipated. Under-pricing of such contracts or significant cost overruns could have a material adverse effect on the Company. Most of PPD Pharmaco's contracts for the provision of its services, including contracts with government agencies, are terminable by the client upon 30- to 90-days' notice under certain circumstances, including the client's unilateral decision to terminate the development of the product or end the study. Contracts may be terminated for a variety of reasons, including the failure of a product to satisfy safety requirements, unexpected or undesired results of the product, the client's decision to forego a particular study or insufficient patient enrollment or investigator recruitment. Although the contracts typically require payment of certain fees for winding down the study and, in some cases, a termination fee, the loss of a single large contract or of multiple contracts could materially and adversely affect the Company.

Backlog

         Backlog consists of anticipated net revenue from letters of intent and contracts that have not been completed. Net revenue is defined as professional fee income (gross revenue) less reimbursed costs, consisting principally of investigator fees and travel. Once contracted work begins, net revenue is recognized over the life of the contract. In certain cases, PPD Pharmaco begins work for a client before a contract is signed. Backlog does not include anticipated net revenue for which PPD Pharmaco has begun work but for which PPD Pharmaco does not have a letter of intent or signed contract, or fee for service contracts with no specified amount. The order backlog of the Life Sciences Group for the services described above under written agreements, including signed letters of intent, was $205.7 million in net revenue at December 31, 1997, compared to $156.5 million in net revenue at December 31, 1996.

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

Competition

         The CRO industry consists of several hundred small, limited-service providers, several medium-sized CROs and a few full-service global drug development companies. The CRO industry is consolidating and, in recent years, a few large, full-service competitors have emerged. This trend of industry consolidation will likely result in greater competition among the larger CROs for clients and acquisition candidates. PPD Pharmaco's large competitors include Clintrials Research Inc., Covance, Inc., IBAH, Inc., Parexel International Corporation and Quintiles Transnational Corporation. PPD Pharmaco also competes against certain medium-sized companies. Additionally, PPD Pharmaco competes against the in-house research and development departments of pharmaceutical and biotechnology companies, as well as universities and teaching hospitals. In addition, the CRO industry has few barriers to entry. Newer, smaller entities may compete aggressively against larger CROs for clients. Furthermore, the CRO industry has attracted the attention of the investment community, which could lead to increased competition by increasing the availability of financial resources for CROs. Increased competition may lead to price and other forms of competition that may adversely affect PPD Pharmaco's operating results.

         CROs compete on the basis of several factors, including reputation for on-time quality performance, expertise and experience in specific therapeutic areas, scope of service offerings, strengths in various geographic markets, technological expertise and systems, ability to acquire, process, analyze and report data in a time-saving accurate manner, ability to manage large-scale clinical trials both domestically and internationally, expertise and experience in healthcare economics and client communication. Although there can be no assurance that it will continue to do so, the Company believes that it competes favorably in these areas.

         Belmont's competitors for its packaged software include major vendors of software used in pharmaceutical applications such as Domain Solutions, Oracle, and SAS as well as a variety of smaller, specialized software companies. Competitors for Belmont's application development services include major consulting companies with pharmaceutical industry groups (e.g., Arthur Andersen, EDS, Coopers and Lybrand) and smaller companies with a pharmaceutical industry focus (e.g. DataCeutics, Netforce, ISCG).

         ENVIRON has many competitors, ranging from small local firms to large national firms and more recently, firms in Europe. ENVIRON competes principally on the basis of reputation, scientific and technical expertise, experience and qualifications of professional staff, quality of services, ability to handle complex problems and its risk assessment orientation. A large percentage of ENVIRON's business is generated by existing or former clients. ENVIRON believes that pricing is generally not the primary factor in attracting the types of engagements on which it focuses, which typically involve providing creative, multidisciplinary solutions and significant value-added services. However, increased competition could result in price and other forms of competition that may adversely affect ENVIRON.

         The outsource chemistry research industry consists of several dominate providers and numerous smaller niche companies. SARCO faces significant competition from these companies as well as competition from research teams funded internally at the pharmaceutical and biotechnology companies. While the trend to outsource research is increasing, the vast majority of research spending by these companies is for their own internal research personnel.

         SARCO competes principally on the basis of reputation, scientific and technical expertise, experience and qualifications of professional staff, quality of services, and ability to delivery quality products to the client's specifications. As such, SARCO's ability to attract and retain qualified technical personnel is a key component in its ability to successfully compete in the outsource contract research market.

Potential Liability and Insurance

         Clinical research services involve the testing of new drugs on human volunteers pursuant to a study protocol. Such testing exposes the Company to the risk of liability for personal injury or death to patients resulting from, among other things, possible unforeseen adverse side effects or improper administration of the new drug. Many of these patients are already seriously ill and are at risk of further illness or death. The Company attempts to manage its risk of liability for personal injury or death to patients from administration of products under study through measures such as contractual indemnification provisions with clients and through insurance maintained by clients. The contractual indemnifications generally do not protect the Company against certain of its own actions, such as negligence. The contractual arrangements are subject to negotiation with clients and the terms and scope of such indemnification vary from client to client and from trial to trial. Although most of PPD Pharmaco's clients are large, well capitalized companies, the financial performance of these indemnities is not secured. Therefore, the Company bears the risk that the indemnifying party may refuse, or not have the financial ability, to fulfill its indemnification obligations. The Company could be materially and adversely affected if it were required to pay damages or incur defense costs in connection with a claim that is beyond the scope of an indemnity provision or beyond the scope or level of insurance coverage or where the indemnifying party does not fulfill its indemnification obligations. Until September 1996, the Company did not maintain liability insurance with respect to these risks. The Company currently maintains liability insurance coverage of up to $5.0 million per claim, with an annual aggregate policy limit of $5.0 million. However, there can be no assurance that liability claims will not exceed the limits of such coverage or that such insurance will continue to be available on commercially reasonable terms or at all.

Government Regulation

         The laboratory services performed by PPD Pharmaco are subject to various regulatory requirements designed to ensure the quality and integrity of the testing process. The industry standards for conducting laboratory testing are embodied in the regulations for Good Laboratory Practice ("GLP") and Good Manufacturing Practice ("GMP"). GLP and GMP have been adopted by the FDA, by the Department of Health in the United Kingdom and by similar regulatory authorities in other parts of the world. GLP and GMP stipulate requirements for facilities, equipment and professional staff. The regulations require standardization procedures for studies, for recording and reporting data, and for retaining appropriate records. To help ensure compliance, PPD Pharmaco has established quality assurance controls at its laboratory facilities which monitor ongoing compliance with GLP and GMP regulations by auditing test data and conducting regular inspections of testing procedures.

         The industry standard for the conduct of clinical research and development studies is embodied in the ICH regulations for GCP. Although GCP has not yet been formally adopted by the FDA nor, with certain exceptions, by similar regulatory authorities in other countries, certain provisions of GCP have been included in FDA regulations. As a matter of practice, the FDA and many other regulatory authorities require that test results submitted to such authorities be based on studies conducted in accordance with GCP. These regulations include (i) complying with regulations governing the selection of qualified investigators, (ii) obtaining specific written commitments from the investigators, (iii) verifying that informed consent is obtained from patients, (iv) monitoring the validity and accuracy of data, (v) verifying drug or device accountability, and (vi) instructing investigators to maintain records and reports. For specified periods PPD Pharmaco must also maintain reports for each study for inspection by the study sponsor and governmental authorities during audits. Noncompliance with GCP can result in the disqualification of data collected during the clinical trial.

         PPD Pharmaco's Global Standard Operating Procedures (SOPs) are written in accordance with the Code of Federal Regulations and in accordance with ICG guidelines agreed upon by US, European and Japanese Governments. This enables our work to be conducted locally, regionally and globally to meet standards which exceed all current regulatory requirements.

         PPD Pharmaco's business depends on the continued government regulation of the drug development process, especially in the United States. Changes in regulation, including a relaxation in regulatory requirements or the introduction of simplified drug approval procedures, could materially and adversely affect the demand for the services offered by the Company.

         The failure on the part of PPD Pharmaco to comply with applicable regulations could result in the termination of ongoing research or the disqualification of data for submission to regulatory authorities. Furthermore, the issuance of a notice of finding by a governmental authority against either PPD Pharmaco or its clients based upon a material violation by the Company of GCP, GLP or GMP requirements could materially and adversely affect the Company.

         The consulting services provided by ENVIRON are not significantly regulated by any governmental authority at this time. However, ENVIRON's environmental risk management services derive in large part from the significant governmental environmental legislation that has been enacted in the past decade. Recently, the environmental industry has experienced a slowdown in the enforcement of such government regulation based upon a number of factors, including available funding. Although the Company believes that the environmental industry will find continued but more limited opportunities to grow if the trend towards decreased actual enforcement of such regulations continues, the business of ENVIRON could be adversely affected.

Intellectual Property

         The Company holds certain trademarks through its Belmont subsidiary including CLASSIFY TM, RESOLVE TM, CROSS GRAPHS (R), and TABLE TRANS TM. In addition, the Company holds certain licensing privileges related to the GSX technology.

         PPD Pharmaco also has developed certain computer software and technically derived procedures intended to maximize the quality and efficiency of its services. In addition to its rights to certain intellectual property, the Company believes that other factors such as the technical expertise, knowledge, ability and experience of the Company's professionals provide significant benefits to its clients.

Employees

         At December 31, 1997, the Company had approximately 2,470 full-time equivalent employees, of whom 1,900 were employed in the Life Sciences Group, 350 were employed in the Environmental Sciences Group, 30 were employed in the Discovery Sciences Group and the remainder were in the Company's corporate headquarters. Of the Company's employees, approximately 120 hold Ph.D., M.D., Pharm.D. or D.V.M. degrees and approximately 350 hold other masters or other postgraduate degrees. None of the Company's employees is represented by a labor union or is subject to a collective bargaining agreement. The Company has never had a work stoppage and believes that its relations with its employees are good.

         The Company's performance depends on its ability to attract and retain qualified professional, scientific and technical staff. The level of competition among employers for such skilled personnel is high. The Company believes that its employee benefit plans enhance employee morale, professional commitment and work productivity and provide an incentive for employees to remain with the Company. The Company, like many of its competitors, also relies on a number of key executives. The loss of services of any of the Company's key executives could have a material and adverse effect on the Company. While to date the Company has not experienced any significant problems in attracting or retaining qualified staff, there can be no assurance that the Company will be able to avoid such problems in the future.

Foreign and Domestic Operations

         Note 18 of Notes to Consolidated Financial Statements presents information about the Company's operations by geographic area for each of fiscal years 1997, 1996 and 1995.

ITEM 2.           PROPERTIES

         The Company's principal executive offices are located in Wilmington, North Carolina. In March 1996, the Company entered into a new 10-year build-to-suit lease for approximately 70,000 square feet in Wilmington, which it occupied in November 1996. In July 1997, the Company entered into a new ten year build to suit lease for approximately 100,000 square feet in Morrisville, North Carolina which is scheduled for completion in the fall of 1998.

         The Company owns and operates a 52-bed Phase I facility in Leicester, England. The Company also owns a building in Kerswell, Scotland, which it acquired when it purchased Data Acquisition and Research Limited in December 1996. All other facilities are leased. The Company's operations occupy approximately 781,000 square feet of space worldwide, including over 78,000 square feet of space located outside of the U.S. The Company believes that its facilities have adequate capacity to handle significant additional business growth. The locations of the Company's operating facilities as of December 31, 1997 were as follows:



LIFE SCIENCES GROUP
         Corporate Office                                     Europe
                  Wilmington, North Carolina                           Brussels, Belgium
         The Americas                                                  Cambridge, England
                  Sao Paulo, Brazil                                    Chelmsford, England
                  La Jolla, California                                 Leicester, England
                  San Bruno, California                                Southampton, England
                  Mississauga, Canada                                  Gentilly, France
                  Chicago, Illinois (2)                                Karlsruhe, Germany
                  Columbia, Maryland                                   Nuremburg, Germany
                  Cambridge, Massachusetts                             Milan, Italy
                  Lawrenceville, New Jersey                            Kersewell, Scotland
                  Morrisville, North Carolina                          Barcelona, Spain
                  Research Triangle Park, North Carolina               Madrid, Spain
                  Austin, Texas (1)                                    Stockholm, Sweden
                  Richmond, Virginia                          Eastern Europe
                  Middleton, Wisconsin                                 Prague, Czech Republic
         Pacific Rim                                                   Warsaw, Poland
                  Melbourne, Australia                        Africa
                                                                       Cape Town, South Africa
                                                                       Johannesburg, South Africa


ENVIRONMENTAL SCIENCES GROUP
         The Americas                                         Europe
                  Emeryville, California                               Liverpool, England
                  Irvine, California                                   London, England
                  Novato, California                                   Malvern, England
                  Princeton, New Jersey                                Edinburgh, Scotland
                  Arlington, Virginia
                  Houston, Texas



DISCOVERY SCIENCES GROUP
         The Americas
                  Menlo Park, California
                  Research Triangle Park, North Carolina



------

(1) In November, 1995, the Company entered into a sale-leaseback transaction related to its Austin, Texas, facilities. See Note 10 of Notes to Consolidated Financial Statements.

(2) With the sale of CCCR in February 1998, the Company no longer operates in Chicago.

ITEM 3.           LEGAL PROCEEDINGS.

         In the normal course of business, the Company is a party to various claims and legal proceedings. Although the ultimate outcome of these matters is not yet determined, management of the Company, after consultation with legal counsel, does not believe that the resolution of these matters will have a material effect upon the Company's financial condition or results of operations.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 1997.



EXECUTIVE OFFICERS

         The executive officers of the Company as of December 31, 1997, were as follows:

                Name                        Age                                 Position
--------------------------------           ----      ---------------------------------------------------------
   Fredric N. Eshelman, Pharm.D.            49       Vice Chairman and Chief Executive Officer

   Thomas D'Alonzo                          54       President and Chief Operating Officer

   Joseph H. Highland                       53       Chief Executive Officer, APBI Environmental Sciences
                                                     Group, Inc. (ENVIRON)

   Rudy C. Howard                           40       Chief Financial Officer, Vice President - Finance and
                                                     Treasurer

   Fred B. Davenport, Jr.                   46       General Counsel, Vice President - Legal and Secretary



         FREDRIC N. ESHELMAN, PHARM.D. has served as Chief Executive Officer and as a director of the Company since July 1990. Dr. Eshelman founded the Company's predecessor in 1985. Prior to rejoining the Company in 1990, Dr. Eshelman served as Senior Vice President, Development and as a director of Glaxo Inc., a subsidiary of Glaxo Holdings plc.

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

         RUDY C. HOWARD is Chief Financial Officer, Vice President - Finance and Treasurer of the Company. Prior to joining the Company in October 1995, Mr. Howard worked with Coopers & Lybrand L.L.P., an accounting firm, since 1990 and had been a Partner at Coopers & Lybrand L.L.P. since 1993.

         FRED B. DAVENPORT, JR. is General Counsel, Vice President - Legal and Secretary of the Company. Prior to his employment by the Company in December 1996, Mr. Davenport was a Partner in the Wilmington, North Carolina law firm of Murchison, Taylor, Kendrick and Gibson, L.L.P., which he joined in 1977. Mr. Davenport was also a member of the faculty of the University of North Carolina at Wilmington's Cameron School of Business Administration from 1982 to 1991.

                                     PART II

ITEM 5.      MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
             STOCKHOLDER MATTERS.

         The Common Stock of the Company, par value $0.10 per share (the "Common Stock"), is traded under the symbol "PPDI" in the over-the-counter market and is quoted on the National Market System of the National Association of Securities Dealers Automated Quotation System ("NASDAQ"). The following table sets forth the high and low prices for shares of the Common Stock, as reported by the National Association of Securities Dealers, Inc. These prices are based on quotations between dealers, which do not reflect retail mark-up, markdown, or commissions.
                                     1997                           1996
                      --------------------------------------------------------
                            High               Low           High     Low
                      -------------------------------------------------------
Low
First Quarter(1)      $     30.00     $       18.50    $   37.25    $  22.75
Second Quarter        $     25.125    $       16.00    $   47.25    $  33.25
Third Quarter         $     24.00     $       18.50    $   34.50    $  26.50
Fourth Quarter        $     22.625    $       12.25    $   27.50    $  14.50

-----------------------------

(1) From January 23, 1996, the effective date of PPD's initial public offering.

         As of February 27, 1998, there were approximately 7,667 record holders of the Company's Common Stock.

         Since its conversion from an S corporation, the Company has not paid any cash dividends on its Common Stock. The Company has no present plans to pay cash dividends to its shareholders and, for the foreseeable future, intends to retain all of its earnings for use in its business. The declaration of any future dividends by the Company is within the discretion of its Board of Directors and is dependent upon the earnings, financial condition and capital requirements of the Company, as well as any other factors deemed relevant by the Board of Directors.


ITEM 6.           SELECTED CONSOLIDATED FINANCIAL DATA.

         The selected consolidated financial data presented below for the year ended December 31, 1997 have been derived from the consolidated financial statements of the Company, which have been audited by Coopers & Lybrand L.L.P., independent public accountants. The data presented below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and with the Company's consolidated financial statements and related notes thereto included elsewhere in this Report.

         On September 26, 1996, a wholly-owned subsidiary of the Company was merged with and into APBI, pursuant to which APBI became a wholly-owned subsidiary of the Company. The transaction was accounted for as a pooling of interests. The Company's financial results for each of the years ended December 31, 1993 through December 31, 1995 have been restated to reflect the transaction as if it had occurred at the beginning of the periods being presented. The financial results of PPD for each of the years ended December 31, 1993 through December 31, 1995 have been audited by Coopers & Lybrand L.L.P., independent public accountants. The financial results of APBI for each of the years ended December 31, 1993 through December 31, 1995 have been audited by Arthur Andersen LLP, independent public accountants. The combination of the selected consolidated financial data for each of the years ended December 31, 1993 through December 31, 1995, after restatement for the pooling of interests, has been audited by Coopers & Lybrand L.L.P., independent public accountants.

         The Company's consolidated financial data reflects certain of its former Environmental Sciences Group divisions as discontinued operations. See
Note 4 of Notes to Consolidated Financial Statements.





                                                                         Year Ended December 31,
                                             ---------------------------------------------------------------------------
                                               1997 (3)        1996 (3)          1995 (3)         1994              1993
                                             -----------      -----------       ----------     -----------      --------
                                                                  (in thousands, except per share data)

Consolidated Statement of Operations Data:
Net revenue (7)                                  $   235,272      $   197,796       $  209,778      $  192,105      $   165,815
                                                  -----------      -----------       ----------      ----------      -----------
Operating expenses                                   211,390          182,859          200,022         181,120          169,014
Loss on sale of business, special charges,
  restructuring costs, merger costs, and acquired
  in-process research and development costs            9,670           16,114           24,290               -            9,365
                                                 -----------      -----------       ----------      ----------      -----------
                                                     221,060          198,973          224,312         181,120          178,379
                                                 -----------      -----------       ----------      ----------      -----------
Income (loss) from operations                         14,212           (1,177)         (14,534)         10,985          (12,564)
Other income (expense), net                            1,464            1,804           (2,616)         (2,728)          (1,183)
                                                 -----------      -----------       ----------      ----------      -----------
Income (loss) from continuing operations
  before provision for income taxes                   15,676              627          (17,150)          8,257          (13,747)
                                                                                     -----------      ----------      ----------
Provision for income taxes                             6,074            4,134
                                                 -----------      -----------
Net income (loss)  (6)                          $      9,602       $   (3,507)
                                                 ===========      ============
Weighted average number of shares outstanding:
     Basic                                           22,825           21,168
     Dilutive effect of stock options                    60                -
                                                -----------      -----------
     Diluted                                         22,885           21,168
                                                ===========      ===========
Net income (loss) per share:
     Basic                                   $         0.42        $ (0.17)
                                             ================        =======
     Diluted                                 $         0.42        $ (0.17)
                                             ================        =======
Pro Forma Data (1):
Income (loss) from continuing operations
  before provision for income taxes                                                (17,150)          8,257          (13,747)
Pro forma income tax expense (benefit)                                             (14,359)          3,371           (2,001)
                                                                                -----------     ----------      ------------
Pro forma net income (loss) from
  continuing operations (4)(5)                                                      (2,791)          4,886          (11,746)
Discontinued operations                                                             (1,716)        (12,873)         (12,133)
Extraordinary loss from early
  extinguishment of debt                                                              (897)              -                -
                                                                              -------------     ----------      -----------
Pro forma net loss                                                                $ (5,404)  $      (7,987)        $(23,879)
                                                                              =============  =============      ============
Pro forma basic and diluted weighted average number
  of shares outstanding (2)                                                         18,815          18,671           18,409
                                                                              ============      ==========      ===========
Pro forma basic and diluted net income (loss) per share:
   Continuing                                                                  $      (0.15)   $      0.26      $      (0.64)
   Discontinued                                                                       (0.09)         (0.69)            (0.66)
   Extraordinary                                                                      (0.05)           -                   -
                                                                                ------------   -----------          ---------
Net loss                                                                       $      (0.29)   $     (0.43)     $      (1.30)
                                                                               =============   ============     =============



                                                                           As of December 31,
                                             ------------------------------------------------------------------------------
                                                 1997            1996             1995            1994                1993
                                             -----------      -----------     -----------      -----------      ----------
                                                                             (in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents                    $    15,879      $    21,838       $  13,565      $     9,804      $    14,854
Marketable securities                              7,994           14,210             242              203                -
Working capital                                   69,950           66,603          37,320           27,795             (565)
Total assets                                     197,047          181,457         142,661          202,773          195,492
Long-term debt                                       340            1,428           3,471           47,620           15,411
Long-term debt, including current portion          5,246            5,649           5,672           51,170           19,943
Shareholders' equity                             127,605          115,306          77,300           74,198           79,065

-----------------------------------------------
-------------------------------------------------------------------------------

         SELECTED FINANCIAL DATA, EXCLUDING TOXICOLOGY OPERATIONS (SOLD 11/95), LOSS ON SALE OF BUSINESS, SPECIAL CHARGES, RESTRUCTURING CHARGES, MERGER COSTS, ACQUIRED IN-PROCESS RESEARCH AND DEVELOPMENT COSTS, DISCONTINUED OPERATIONS AND EXTRAORDINARY LOSS.

                                                                         Year Ended December 31,
                                                1997(2)         1996(2)        1995(1)(2)           1994(1)        1993(1)
                                              ----------      -----------     -----------------     -------     -----------
                                                                             (in thousands)
Consolidated Statement of Operations Data:
Net revenue                                    $ 235,272      $   197,796       $ 171,332      $   145,718      $   122,813
Operating expenses                               211,390          182,859         160,440          137,142          114,487
                                               ----------------------------------------------------------------------------
Income from operations                            23,882           14,937          10,892            8,576            8,326
Other income (expense), net                        1,464            1,804          (2,616)          (2,728)          (1,183)
                                               -----------------------------------------------------------------------------
Income from continuing operations before
   provision for income taxes                     25,346           16,741           8,276            5,848            7,143
Pro forma income tax expense(1)                    9,894            6,680           3,310            2,339            2,857
                                               ----------------------------------------------------------------------------
Pro forma net income                           $  15,452           10,061           4,966            3,509            4,286
                                               ============================================================================
Pro forma weighted average number of
   basic shares outstanding(2)                    22,885           21,319          18,815           18,761           18,409
                                               ============================================================================
Pro forma net income per share                 $    0.68      $      0.47       $    0.26      $      0.19      $      0.23
-----------------------------------------------============================================================================



(1) Following termination of its status as an S corporation prior to completion of its initial public offering in January 1996, PPD became subject to federal and state income taxes. The pro forma data reflects the application of corporate income taxes to PPD's net income at the statutory combined federal and state tax rate as if the termination of PPD's S corporation status had occurred on January 1, 1993.
(2) Pro forma weighted average shares outstanding assumes the occurrence of events pursuant to PPD's initial public offering and the issuance of sufficient shares at $18.00 per share to provide net proceeds, after aggregate offering expenses and underwriting discounts, to repay the $5.5 million debt incurred by PPD in making the final S corporation distribution.
(3) The acquisitions of TAS and GSX System in 1997, Trilife, Medisys, Q&Q, DAR and EAG in 1996, and Gabbay and CCCR in 1995 were accounted for as purchase transactions. The acquisitions of Belmont, SARCO and Intek in 1997 were accounted for as pooling transactions, however, no pro forma information is presented because the results of operations prior to the date of the acquisitions are not material to the Company.
(4) The pro forma loss from continuing operations for 1993 was affected by (i) a charge against operating income of $9,365,000 in connection with restructuring APBI's former toxicology services division and planned improvements in APBI's corporate management information systems and (ii) an increase in reserves for accounts receivable of $5,857,000.
(5) The pro forma loss from continuing operations for 1995 was affected by (i) the sale of APBI's toxicology business, which resulted in a pre-tax loss of $19,308,000 charged against operating income, (ii) a special charge against operating income of $4,982,000 primarily related to the impairment of APBI's available for sale investment (see Note 1 of Notes to Consolidated Financial Statements) and (iii) an increase in APBI's tax benefit as a result of the reversal of certain tax liabilities recorded in prior years for which APBI will not be liable for payment. See Note 3 of Notes to Consolidated Financial Statements.
(6) The net loss for 1996 was affected by the incurrence of $16,114,000 of merger costs in connection with the acquisition of APBI. After associated tax benefits, the impact on net income of such merger costs was $13,568,000.
(7) Net of subcontractor costs.

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

GENERAL

         During 1997, the Company reported net income of $9.6 million, or $0.42 per share, compared to a net loss of $3.5 million, or $0.17 per share, during 1996. Excluding merger and acquisition related costs, the Company's net income of $15.5 million, or $0.68 per share, was 53.6% higher than net income, excluding merger and acquisition costs, last year of $10.1 million, or $0.47 per share.

         In 1997, the Company moved into a new line of business with the acquisition of SARCO and the GSX System in June. These acquisitions form the basis of the Company's Discovery Sciences Group which focuses on the discovery segment of the research and development outsourcing market. The company acquired SARCO in a transaction accounted for as a pooling-of-interests. The consideration for SARCO consisted of 263,158 shares of the Company's common stock. The Company also acquired the GSX System, a functional genomics platform technology. The GSX System was purchased for approximately $8.7 million in cash.

         The Company furthered its expansion in its Environmental Sciences Group through the acquisition of Technical Assessment Systems, Inc. ("TAS") in January 1997. The consideration for TAS consisted of cash of $490,000, a note for $300,000 and the potential to pay an additional amount depending upon TAS' profitability for a certain period after the acquisition.

         In March 1997, the Company acquired Belmont, a software systems company, in a transaction accounted for as a pooling-of-interests. The consideration for Belmont consisted of 502,384 shares of the Company's common stock. In November 1997, the Company acquired Intek Labs, Inc. ("Intek"), a pharmacogenetics company, in a transaction accounted for as a pooling-of-interests. The consideration for Intek consisted of 399,999 shares of the Company's common stock.

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

RESULTS OF OPERATIONS

         The following tables set forth, for the periods indicated, amounts for certain items in the Company's consolidated financial statements expressed as a percentage of net revenue from continuing operations and the percentage changes in dollar amounts of certain items compared with the prior period:



                                    PERCENTAGE OF NET REVENUE FROM CONTINUING OPERATIONS

                                                              For the Year Ended December 31,
                                              1997                      1996                      1995
                                     -----------------------   ----------------------    -------------
                                       Amount              %      Amount           %       Amount         %
                                      -------           -----    -------         ----      ------       ----
                                                                   (dollars in thousands)
Net revenue (4):
   Life sciences                     $  187,201         79.6%  $  152,304       77.0%    $  160,495      76.5%
   Environmental sciences                47,785         20.3       45,492       23.0         49,283      23.5
   Discovery sciences                       286          0.1            -          -              -         -
                                     ----------    ---------      -------      ------    ----------     -----
                                        235,272        100.0      197,796      100.0        209,778     100.0
Direct costs:
   Life sciences                         94,909                    79,108                    90,315
   Environmental sciences                33,431                    31,744                    32,442
   Discovery sciences                     1,859                         -                         -
                                     ----------                ----------                ----------
                                        130,199         55.3      110,852       56.0        122,757      58.5
Selling, general, and
  administrative expenses                68,797         29.2       61,571       31.1         64,014      30.5
Depreciation and amortization            12,394          5.3       10,436        5.3         13,251       6.3
Loss on sale of business                      -           -             -         -          19,308       9.2
Acquired in-process research
   and development costs                  9,112          3.9            -         -               -        -
Merger costs and special charges            558          0.2       16,114        8.1          4,982       2.4
                                     ----------    ---------   ----------   ----------   ----------    ------
Operating income (loss) (2)(3)           14,212          6.0       (1,177)      (0.6)       (14,534)     (6.9)
                                     ----------    ---------   ----------   ----------   -----------   -------
Net income (loss)                    $    9,602          4.1%  $   (3,507)      (1.8)%
                                     ==========    =========   ===========  ==========
Pro forma loss from (1):
   Continuing operations                                                                     (2,791)     (1.3)
   Discontinued operations                                                                   (1,716)     (0.8)
   Extraordinary loss                                                                          (897)     (0.4)
                                                                                          ----------   -------
Pro forma net loss                                                                        $   (5,404)    (2.6)%
                                                                                          ===========  ========


                                                                                Percentage Change
                                                                         For the Year Ended December 31,
                                                                --------------------------------------------------
                                                                1997 vs. 1996                     1996 vs. 1995(5)
                                                                -------------                     ----------------
         Net revenue (4):
              Life sciences                                          22.9%                              (5.1)%
              Environmental sciences                                  5.0                               (7.7)
              Discovery sciences(6)                                   N/A                                N/A
                Total net revenue                                    18.9                                (5.7)
         Direct costs:
              Life sciences                                          20.0                              (12.4)
              Environmental sciences                                  5.3                               (2.2)
              Discovery sciences(6)                                   N/A                                N/A
         Selling, general and administrative expenses                11.7                               (3.8)
         Depreciation and amortization                               18.8                              (21.2)

--------------------------

(1) Following termination of its status as an S corporation prior to completion of its initial public offering in January 1996, PPD became subject to federal and state income taxes. The pro forma data reflects the application of corporate income taxes to PPD's net income at the statutory combined federal and state tax rate as if the termination of PPD's S corporation status had occurred on January 1, 1995.
(2) The operating loss for 1995 was affected by (i) the sale of APBI's toxicology operations which resulted in a pre-tax loss of $19,308,000 and
     (ii) a special charge against operating income of $4,982,000 primarily related to the impairment of APBI's available-for-sale investment. See Note 1 of Notes to Consolidated Financial Statements.
(3) The operating loss for 1996 was affected by the incurrence of $16,114,000 of merger costs in connection with the acquisition of APBI.
(4)  Net of subcontractor costs.
(5) The results from 1995 include the activity of APBI's toxicology operations which were sold in November 1995. See Note 3 of Notes to Consolidated Financial Statements.
(6) N/A-Change not calculable or meaningful.

         Below is a comparison of 1997 and 1996 operating statements which reflects only on-going operations and excludes 1997 merger and acquisition related charges and 1996 merger costs.

                          STATEMENT OF OPERATIONS DATA
     EXCLUDES MERGER COSTS AND ACQUIRED IN-PROCESS RESEARCH AND DEVELOPMENT
                  COSTS IN 1997 AND APBI MERGER COSTS IN 1996.

                                                                             YEAR ENDED
                                                                            DECEMBER 31,
                                                                       1997             1996       PERCENTAGE CHANGE
                                                                       ----             ----       ------------------
                                                                          (dollars in thousands)
Net revenue:
  Life sciences                                                    $  187,201          $ 152,304          22.9%
  Environmental sciences                                               47,785             45,492          5.0
  Discovery sciences                                                      286                  -          N/A
                                                                   ----------          ---------
  Total net revenue                                                   235,272            197,796
Direct costs:
  Life sciences                                                    $   94,909         $   79,108          20.0
  Environmental sciences                                               33,431             31,744          5.3
  Discovery sciences                                                    1,859                  -          N/A
                                                                   ----------         ----------
  Total direct costs                                                  130,199            110,852
                                                                   ----------         ----------

Gross margin                                                          105,073             86,944          20.9

Selling, general and administrative expenses                           68,797             61,571          11.7

Depreciation and amortization                                          12,394             10,436          18.8
                                                                   ----------         ----------
Income from operations                                                 23,882             14,937          59.9

Other income (expense), net                                             1,464              1,804         (18.9)
                                                                   ----------         ----------

Income before taxes                                                    25,346             16,741          51.4
Income tax provision                                                    9,894              6,680          48.1
                                                                   ----------         ----------

Net income                                                         $   15,452         $   10,061          53.6%
                                                                   ==========         ==========        =======

Net income per share:
     Basic                                                         $     0.68         $     0.48
                                                                   ==========         ==========
     Diluted                                                       $     0.68         $     0.47
                                                                   ==========         ==========

Weighted average number of common shares outstanding:
     Basic                                                             22,825             21,168
                                                                   ==========         ==========
     Diluted                                                           22,885             21,319
                                                                   ==========         ==========



YEAR ENDED DECEMBER 31, 1997 VERSUS YEAR ENDED DECEMBER 31, 1996


         Net revenue increased $37.5 million, or 19.0%, to $235.3 million in 1997 from $197.8 million. The Life Sciences Group's operations accounted for 79.6% of the Company's net revenue for 1997. The Life Sciences Group generated net revenue of $187.2 million, up $34.9 million, or 22.9%, from last year. The growth in the Life Sciences Group operations was primarily attributable to an increase in the size, scope and number of contracts in the North America clinical development and biostatistics business. The acquisitions of Belmont and Intek, both completed in 1997, contributed net revenue of $5.7 million for the year.


         Net revenue from ENVIRON, the Company's Environmental Sciences Group, representing 20.3% of the Company's net revenue for 1997, was $47.8 million, compared with $45.4 million in 1996, an increase of 5.0%, or $2.4 million. The increase in net revenue at ENVIRON was due principally to the 1997 acquisition of TAS and EAG's increase in net revenue, which contributed net revenue of $6.3 million. The decrease in ENVIRON's core business resulted from the completion of a significant contract in early 1997.


         Total direct costs increased 17.4% to $130.2 million from $110.9 million last year and declined as a percentage of net revenue to 55.3% from 56.0% last year. The Life Sciences Group direct costs decreased as a percentage of related net revenue to 50.7% from 51.9%. This decrease is principally due to higher labor utilization and a focused effort to control costs across all business segments. ENVIRON's direct costs as a percentage of related net revenue increased slightly to 70.0% from 69.8% last year.


         Selling, general and administrative ("SG&A") expenses increased 11.7% to $68.8 million from $61.6 million in 1996. SG&A expenses from 1997 acquisitions comprise $2.8 million of the increase. The remaining increase of $4.4 million is primarily attributable to the investment in the Company's business development and marketing organization and in the area of information technology. As a percentage of net revenue, SG&A expenses decreased to 29.2% from 31.1% last year, primarily as a result of the increase in net revenue.


         Total depreciation and amortization expense of $12.4 million was $2.0 million, or 18.8%, higher than last year. The increase was related to the Company's growth as well as the ongoing capital investment in the Company's business.


         During 1997, the Company recorded one-time merger costs of $0.6 million in connection with the acquisitions of Belmont, SARCO and Intek. These costs are primarily current cash expenses, such as legal and accounting fees related to pooling transactions. During 1996, the Company recorded one-time merger costs of $16.1 million. These costs are primarily current and future cash expenses, such as investment banking fees and legal and accounting fees, as well as severance provisions as a result of the integration of the administrative functions of PPD and APBI.


         The Company also recorded acquired in-process research and development costs of $9.1 million in the second quarter of 1997. These costs were charged to operations upon the acquisition of the GSX System. A valuation was performed by an independent consultant to determine the fair value of the acquired in-process research and development. The purchase price in excess of the net assets of the GSX System was allocated to acquired in-process research and development costs and was charged to operations upon the acquisition of the GSX System, as the technology has no alternative future use and the technology has not yet reached technological feasibility.


         Operating income (loss) improved $15.4 million to an operating income of $14.2 million for the year ended December 31, 1997, as compared to an operating loss of $1.2 million for the year 1996. Excluding merger and acquisition related costs, the Company's operating income of $23.9 million in 1997 was 59.9% higher than operating income (before the impact of merger and acquisition related costs) of $14.9 million in 1996. As a percentage of net revenue, the yearly operating income of 6.0% represents a dramatic improvement from the operating loss of 0.6% of net revenue last year.


         The net income of $9.6 million in 1997 represents an improvement of $13.1 million over the $3.5 million net loss in 1996. 1997 net income per basic and diluted share of $0.42 compares to net loss per basic and diluted share of $0.17 in 1996. Excluding the impact of the merger costs and acquisition related charges on both years, the Company's 1997 net income of $15.5 million is 53.6% higher than 1996's net income of $10.1 million. This net income per diluted share of $0.68 compares to $0.47 for 1996 computed on 1.6 million more shares outstanding for 1997.

YEAR ENDED DECEMBER 31, 1996 VERSUS YEAR ENDED DECEMBER 31, 1995


         Net revenue in 1996 decreased $12.0 million, or 5.7%, to $197.8 million in 1996 from $209.8 million in 1995. The Life Sciences Group's operations accounted for 77.0% of the Company's net revenue for 1996. After elimination of the net revenue from APBI's former toxicology operations, which were sold in November 1995 ($38.4 million in 1995), 1996 net revenue increased 15.4% as compared to 1995. Results of operations which exclude the results of the divested businesses (APBI's former toxicology operations) are considered the results of the Company's ongoing operations.

         Net revenue for the year ended December 31, 1996 from the Life Sciences Group's operations of $152.3 million reflects an increase of $30.2 million, or 24.8%, from 1995. The growth in Life Sciences Group operations was due in part to an increase in the size, scope and number of contracts in the North America clinical development and biostatistics business. The acquisitions of CCCR and the Phase I facility in Leicester, England, both completed in the second half of 1995, contributed net revenue of $10.8 million in 1996, representing an increase of $8.5 million over 1995.

         Net revenue from ENVIRON, which represented 23.0% of the Company's net revenue for 1996, was $45.4 million, compared with $49.3 million in 1995, a decrease of 7.7%, or $3.8 million. The Company believes that the decrease in net revenue at ENVIRON, the sole ongoing operation in the Environmental Sciences Group, was due principally to an overall weakness in the environmental services market.

         Total direct costs decreased 9.7% to $110.9 million from $122.8 million and declined as a percentage of net revenue to 56.0% from 58.5% in 1995. Life Sciences Group direct costs decreased as a percentage of related net revenue to 51.9% from 56.3%. The decrease in direct costs is principally due to the divestiture of APBI's toxicology business in the fourth quarter of 1995. During 1995, the worldwide toxicology business reported direct costs of $27.5 million, or 71.5% of related net revenue. ENVIRON's direct costs as a percentage of related net revenue increased to 69.8% from 65.8% last year. The increase in direct costs as a percentage of related net revenue is attributable to lower consultant utilization. ENVIRON's 1996 consultant utilization was 71.0% compared to 76.0% during the prior year.

         SG&A expenses decreased 3.8% to $61.6 million from $64.0 million in 1995. As a percentage of net revenue, SG&A expenses increased to 31.1% in 1996 from 30.5% in 1995. After factoring out the SG&A expenses associated with the divested toxicology business ($7.6 million in 1995), SG&A expenses increased approximately 9.2%, or $5.2 million, for 1996 as compared to 1995. SG&A expenses from CCCR and the Leicester Phase I laboratory comprised $2.0 million of the increase, and the Company incurred incremental rent expense of $1.2 million associated with the sale-leaseback of its real estate in Austin, Texas (partially offset by lower interest expense). The remaining increase of $2.0 million is primarily attributable to the investment in the Company's business development and marketing organization and in the area of information technology, as well as higher litigation costs incurred associated with ENVIRON's air quality practice. As a percentage of ongoing net revenue, SG&A expenses decreased to 31.1% from 32.9% last year.

         Total depreciation and amortization expense of $10.4 million in 1996 was $2.8 million, or 21.2%, lower than in 1995. After adjusting out the depreciation for the divested toxicology business ($4.5 million in 1995), total depreciation and amortization increased $1.7 million, or 19.0%, versus 1995. The increase was related to the Company's growth as well as the ongoing capital investment in the Company's business.

         The Company recorded one-time merger costs of $16.9 million in the third quarter of 1996. These costs are primarily current and future cash expenses, such as investment banking fees and legal and accounting fees, as well as severance provisions as a result of the integration of the administrative functions of PPD and APBI. During the fourth quarter of 1996, approximately $0.8 million of these costs were reversed, primarily relating to severance costs that were avoided and reductions in net losses on leases for duplicate facilities.

         In the fourth quarter of 1995, APBI recorded a charge of $19.3 million in 1995 relating to the book loss on the sale of the toxicology business. Of that amount, $17.0 million represents a non-cash write-off of the net assets of the divested businesses in excess of the proceeds received. The remaining $2.3 million consists of $1.2 million of transaction costs, $1.3 million of severance costs and relocation costs associated with moving the European headquarters from Suffolk, England, to Cambridge, England and $0.6 million to be incurred in connection with changing the name of Pharmaco to Pharmaco International Inc., net of a $0.8 million gain recorded as a result of the termination of the Company's defined benefit pension plan.

         APBI also recorded special charges of $5.0 million in the fourth quarter of 1995, including a $3.4 million non-cash expense to write down to market APBI's EnSys investment and the write-off of other non-productive assets. In addition, APBI recorded severance charges totaling $1.2 million in the quarter relating to the downsizing of its corporate overhead structure. The remaining $0.4 million relates primarily to accrued lease loss reserves related to under-utilization of the Richmond laboratory facility.

         Operating loss improved $13.3 million to an operating loss of $1.2 million for the year ended December 31, 1996, as compared to an operating loss of $14.5 million for 1995. As a percentage of net revenue, the yearly operating loss of 0.6% represents a dramatic improvement from the operating loss of 6.9% of net revenue last year.


         Other income (expense) improved by $4.4 million, increasing to $1.8 million in income for the year as compared to $2.6 million in expense last year. The favorable change is attributable primarily to funds received in connection with the PPD initial public offering and the significant change in the Company's debt structure this year versus last year. See "Liquidity and Capital Resources."


         The net loss of $3.5 million in 1996 represents an improvement of $1.9 million from 1995. The 1996 net loss per basic and diluted share of $0.17 compares to pro forma net loss per basic and diluted share of $0.29 in 1995. Excluding the results of the divested businesses and the impact of the merger costs and special charges on both years, the Company's net income of $10.1 million was 102.6% higher than 1995's pro forma net income of $5.0 million. This net income per share of $0.47 compares to $0.26 for 1995 computed on 2.4 million more shares outstanding for 1996.


LIQUIDITY AND CAPITAL RESOURCES


         As of December 31, 1997, the Company had $15.9 million of cash and cash equivalents on hand and $8.0 million invested in marketable securities. The Company has historically funded its operations and growth, including acquisitions, with cash flow from operations and borrowings. In January 1996, PPD completed an initial public offering of its common stock. Proceeds of the offering, after expenses, were approximately $37.2 million and a portion thereof was used to repay a $5.5 million loan.


         For the year ended December 31, 1997, the Company experienced a net increase in cash from operating activities of $11.1 million. For the period, net income of $9.6 million, depreciation and amortization of $12.4 million and the acquired in-process research and development of $9.1 million were offset primarily by the net decrease of $19.1 million in other assets and liabilities (which includes a $24.5 million increase in billed and unbilled receivables), as well as cash disbursements of $7.4 million related to previously accrued merger expenses.


         For the year ended December 31, 1997, the Company used net cash of $16.8 million in investing activities, as capital expenditures $13.6 million and the $8.1 million net cash paid for acquisitions were only partially offset by $6.3 million in cash provided by net maturities of investments.


         For the year ended December 31, 1997, the Company's financing activities provided $1.0 million in cash, as net proceeds from stock option exercises of $2.2 million were partially offset by $1.3 million in net repayment of long-term debt and $0.4 million in cash used to pay pre-merger distributions to stockholders of Belmont.


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


         For the year ended December 31, 1996, the Company experienced a net increase in cash from operating activities of $0.3 million. Capital expenditures totaled $11.2 million. Net proceeds from the Company's initial public offering, combined with proceeds from stock option exercises, totaled $42.9 million. The Company used $5.9 million in cash to pay dividends declared in connection with the Company's revocation of its S corporation election, effective January 1, 1996, and used $13.8 million of cash to increase its holding of marketable securities.


         In June 1997, the Company obtained a $50.0 million revolving credit facility with First Union National Bank. Interest accrues on amounts borrowed at a floating rate currently equal to LIBOR plus 0.75% per year. Indebtedness under the line is unsecured and subject to certain covenants relating to financial ratios and tangible net worth. The unused portion of the loan is available to provide working capital and for general corporate purposes. As of December 31, 1997, the Company had no amounts outstanding under this facility.


         In August 1997, the Company negotiated a credit facility for $50.0 million with Wachovia Bank, N.A. Interest accrues on amounts borrowed at a floating rate currently equal to LIBOR plus 0.70% per year. Indebtedness under the line is unsecured and subject to certain covenants relating to financial ratios and tangible net worth. The unused portion of the loan is available to provide working capital and for general corporate purposes. As of December 31, 1997, the Company had $3.3 million outstanding under this facility.

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


YEAR 2000 IMPACT


         The Company has accessed the impact Year 2000 could have on its operations and does not anticipate that the Year 2000 will materially impact the Company's information systems, business, and ability to operate in a well-controlled environment.

EXCHANGE RATE FLUCTUATIONS AND EXCHANGE CONTROLS

         The vast majority of the Company's contracts are entered into by the Company's United States or United Kingdom subsidiaries. The contracts entered into by the United States subsidiaries are almost always denominated in United States dollars.

         Contracts between the Company's United Kingdom subsidiaries and their clients are generally denominated in pounds sterling. Substantially all of the United Kingdom subsidiaries' expenses, such as salaries, services, materials and supplies, are paid in pounds sterling. However, the Company's consolidated financial statements are denominated in dollars and, accordingly, changes in the exchange rate between the pound sterling and the dollar will affect the translation of such subsidiaries' financial results into dollars for purposes of reporting the Company's consolidated financial results, and also affect the dollar amounts actually received by the Company from such subsidiaries.

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

         There are no material exchange controls currently in effect in any country in which the Company's subsidiaries conduct operations on the payment of dividends or otherwise restricting the transfer of funds outside such countries by a company resident in such countries. Although the Company performs services for clients located in a number of foreign jurisdictions, to date, the Company has not experienced any difficulties in receiving funds remitted from foreign countries. However, if any such jurisdictions were to impose or modify existing exchange control restrictions on the remittance of funds to the Company, such restrictions could have an adverse effect on the Company's business.

POTENTIAL VOLATILITY OF QUARTERLY OPERATING RESULTS AND STOCK PRICE

         The Company's quarterly operating results are subject to volatility due to such factors as the commencement, completion or cancellation of large contracts, progress of ongoing contracts, acquisitions, the timing of start-up expenses for new offices, management of growth, and changes in the mix of services. Since a large percentage of the Company's operating costs are relatively fixed, variations in the timing and progress of large contracts can materially affect quarterly results. To the extent the Company's international business increases, exchange rate fluctuations may also influence these results. The Company believes that comparisons of its quarterly financial results are not necessarily meaningful and should not be relied upon as an indication of future performance. However, fluctuations in quarterly results or other factors beyond the Company's control, such as changes in earnings estimates by analysts, market conditions in the CRO, environmental, pharmaceutical and biotechnology industries and general economic conditions, could affect the market price of the Common Stock in a manner unrelated to the longer-term operating performance of the Company.


ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The information called for by this Item is set forth herein commencing on page F-1.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III

         Certain information required by Part III is omitted from this report, because the Registrant will file a definitive proxy statement for its 1998 Annual Meeting of Stockholders (the "Proxy Statement") within 120 days after the end of its fiscal year pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934, as amended, and the information included therein is incorporated herein by reference to the extent provided below.


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

                                     PART IV


ITEM 14.        EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

         (a)  Financial Statements and Financial Statement Schedules

              1. The consolidated financial statements of the Company and its subsidiaries filed as part of this Report are listed in the attached Index to Consolidated Financial Statements and Financial Statement Schedule.
              2. The schedule to the consolidated financial statements of the Company and its subsidiaries filed as part of this Report is listed in the attached Index to Consolidated Financial Statements and Financial Statement Schedule.
              3. The exhibits filed as part of this Report are listed in Item 14c below.
         (b)  Reports on Form 8-K.  None.
         (c)  Exhibits



 EXHIBIT NO.                                         DESCRIPTION
 -----------                                         -----------
  2.1**           --Plan of Merger to Merge PPD Subsidiary,  Inc. with and into  Pharmaceutical  Product Development
                      Clinical Research Unit, Inc. ("PPD-CRU").
  2.2**           --Plan of Merger to Merge PPD-Europe, Inc. ("PPD Europe") with and into the Registrant.
  2.3*            --Agreement  and  Plan of  Reorganization,  dated  as of June  20,  1996,  among  the  Registrant,
                      Wilmington Merger Corp. and Applied Bioscience International Inc.
  2.4*            --Stock and Asset Master Purchase Agreement by and among
                      Huntingdon International Holdings plc, Huntingdon Life
                      Sciences Inc., Applied Bioscience International Inc. and
                      Pharmaco LSR International Inc., dated as of November 1,
                      1995, incorporated by reference to Exhibit 2 to Applied
                      Bioscience International Inc.'s Current Report on Form 8-K
                      filed with the Securities and Exchange Commission on
                      December 6, 1996.
  3.1*            --Restated Articles of Incorporation.
  3.2*            --Amended and Restated Bylaws.
  10.4**          --Plan of Merger to Merge PPD Subsidiary, Inc. with and into PPD-CRU (see Exhibit 2.1).
  10.5**          --Plan of Merger to Merge PPD-Europe with and into the Registrant (see Exhibit 2.2).
  10.8**          --Pharmaceutical  Product Development,  Inc. Equity Compensation Plan, effective as of October 30,
                      1995.
  10.9**          --Pharmaceutical  Product  Development,   Inc.  Stock  Option  Plan  for  Non-Employee  Directors,
                      effective as of October 31, 1995.
  10.10**         --Registration  Rights Agreement,  dated January 24, 1995, by and among the Registrant and certain of its shareholders.
  10.31**         --Lease Agreement, dated as of August 1, 1991, by and
                      between Connecticut General Life Insurance Company and the
                      Registrant, as amended on January 5, 1993 and on August
                      18, 1995.
  10.32**         --Lease  Agreement,  dated as of February 22, 1995, by and between  Perimeter Park West Associates
                      Limited Partnership and the Registrant.
  10.35**         --Lease,  dated January 26, 1994,  by and between  Michael  James  Lawton,  Jeffrey  William Ware,
                      Prudential Nominees Limited and Gabbay Group Limited.
  10.36**         --Lease on Offices,  dated October 19, 1993, by and between Eucro European  Contract Research GmbH and Gabbay Group Ltd.
  10.38**         --Lease Agreement,  dated as of October 25, 1995, by and between the Registrant and Perimeter Park
                      West Associates Limited Partnership.
  10.39**         --Lease  Agreement,  dated as of October 25, 1995, by and between  PPD-CRU and Perimeter Park West
                      Associates Limited Partnership.
  10.49**         --First  Amendment to Lease  Agreement,  dated October 25, 1995,  with respect to Lease  Agreement dated  February 22, 1993, by and between the  Registrant  and Perimeter  Park West  Associates
                      Limited Partnership.
  10.55**         --Lease made January 23, 1996 between PPD-CRU and Western Center Properties, Inc.
  10.57*          --First Amendment to Registration Rights Agreement.
  10.59*          --First Amendment to Lease Agreement,  dated October 25, 1995, between PPD and Perimeter Park West
                      Associates Limited Partnership.
  10.60*          --First,  Second and Third  Amendments to Lease Agreement,  dated March 25, 1996,  between PPD and
                      BBC Family Limited Partnership.
  10.61*          --Lease Agreement, dated March 25, 1996, between PPD and BBC Family Limited Partnership.
  10.71*          --Lease  Agreement by and between ABI (TX) QRS 12-11,  Inc. and Pharmaco LSR  International  Inc.,
                      incorporated by reference to Exhibit 10.43 to Applied
                      Bioscience International Inc.'s Annual Report on Form 10-K
                      for the year ended December 31, 1995.
  10.73*          --Change of Control  Agreement  between  Applied  Bioscience  International  Inc.  and  Stephen L.
                      Waechter,  dated as of June 18, 1996,  incorporated  by reference to Exhibit  10.46 to Applied
                      Bioscience  International  Inc.'s Amended Quarterly Report on Form 10-Q/A for the period ended
                      June 30, 1996.




  10.74*          --Change of Control Agreement between Applied  Bioscience  International  Inc. and Carol P. Hanna,
                      dated as of June 18, 1996,  incorporated  by reference to Exhibit 10.47 to Applied  Bioscience
                      International  Inc.'s  Amended  Quarterly  Report on Form 10-Q/A for the period ended June 30,
                      1996.
  10.75*          --Form of Agreement, dated as of June 20, 1996, by and
                      between Applied Bioscience International Inc. and each of
                      Joseph H. Highland, Robert M. Wenger, Robert H. Harris and
                      Joseph V. Rodricks, incorporated by reference to Exhibit
                      10.62 to the Registrant's Quarterly Report on Form 10-Q
                      for the period ended September 30, 1996.
  10.76*          --Agreement,  dated as of September 6, 1996, by and between Applied Bioscience  International Inc.
                      and John H. Timoney,  incorporated by reference to Exhibit 10.63 to the Registrant's Quarterly
                      Report on Form 10-Q for the period ended September 30, 1996.
  10.77*          --Agreement,  dated as of September 25, 1996, by and between Applied Bioscience International Inc.
                      and  Kenneth  H.  Harper,  incorporated  by  reference  to Exhibit  10.64 to the  Registrant's
                      Quarterly Report on Form 10-Q for the period ended September 30, 1996.
  10.78*          --Severance Compensation Agreement, dated as of September
                      25, 1996, by and between Applied Bioscience International
                      Inc. and John D. Bryer, incorporated by reference to
                      Exhibit 10.65 to the Registrant's Quarterly Report on Form
                      10-Q for the period ended September 30, 1996.
  10.79*          --Consulting Agreement, dated as of October 1, 1996, by
                      and between Applied Bioscience International Inc., and
                      John D. Bryer, incorporated by reference to Exhibit 10.66
                      to the Registrant's Quarterly Report on Form 10-Q for the
                      period ended September 30, 1996.
  10.80*          --Employment  Agreement,  dated as of October  5,  1996,  by and  between  Pharmaceutical  Product
                      Development,  Inc.,  and Thomas  D'Alonzo,  incorporated  by reference to Exhibit 10.67 to the
                      Registrant's Quarterly Report on Form 10-Q for the period ended September 30, 1996.
  10.81*          --Employment  Agreement,  dated as of September  26, 1996, by and between  Pharmaceutical  Product
                      Development, Inc., and Fred B. Davenport, Jr.
  10.82*          --Employment  Agreement,  dated as of September  25, 1996, by and between  Pharmaceutical  Product
                      Development, Inc. and Joshua S. Baker.
  10.83a-83f*     --Substitute   Non-Statutory  Stock  Option  Agreements  by  and  between  Pharmaceutical  Product
                      Development, Inc. and Grover C. Wrenn, dated as of September 26, 1996.
  10.84*          --Employment  Agreement,  dated June 4, 1997, by and between the PPD Discovery,  Inc. and Mark E.
                      Furth.
  10.85*          --Note and Loan Agreement,  dated June 25, 1997, made by the PPD Discovery,  Inc. for the benefit of First Union National Bank of North Carolina.
  10.86*          --Pharmaceutical Product Development, Inc. Employee Stock Purchase Plan, dated May 15,1997.
  10.87*          --Amendment to Employee Stock Purchase Plan, dated June 21, 1997.
  10.88*          --Amendment to Stock Option Plan for Non-Employee Directors, dated May 15, 1997.
  10.89*          --Amendment to Equity Compensation Plan, dated May 15, 1997.
  10.90*          --Employment Agreement,  effective July 1, 1997, between Pharmaceutical Product Development, Inc.
                      and Fredric N. Eshelman.
  10.91*          --Note and Loan Agreement,  dated August 7, 1997,  between  Pharmaceutical  Product  Development,
                      Inc. and Wachovia Bank, N.A.
  10.92*          --First  Amendment to Loan  Agreement  dated August 11, 1997,  between the  Registrant  and First
                      Union National Bank.
  10.93*          --Lease Agreement dated July 9, 1997, between Weeks Realty, Inc. and PPD Pharmaco, Inc.
  10.94           --Employment Agreement dated October 1, 1997 between PPD Pharmaco, Inc. and Joshua S. Baker.
  10.95           --Employment  Agreement dated January 1, 1998 between  Pharmaceutical  Product Development,  Inc.
                      and Rudy C. Howard.
  10.96           --Employment Agreement dated January 1, 1998 between PPD Pharmaco, Inc. and Patrick C. O'Connor.
  10.97           --Employment Agreement dated January 1, 1998 between PPD Pharmaco, Inc. and Paul S. Covington.
  10.98           --Employment Agreement dated January 1, 1998 between PPD Pharmaco, Inc. and Mark A. Sirgo.
  10.99           --Amendment  to  Employment  Agreement  dated  February 2, 1998  between  Pharmaceutical  Product
                      Development, Inc. and Fred B. Davenport, Jr.
  10.100          --Severance  Agreement dated February 2, 1998 between  Pharmaceutical  Product Development,  Inc.
                      and Fredric N. Eshelman.
  10.101          --Severance  Agreement dated February 2, 1998 between  Pharmaceutical  Product Development,  Inc.
                      and Thomas D'Alonzo.
  10.102          --Severance  Agreement dated February 2, 1998 between  Pharmaceutical  Product Development,  Inc.
                      and Rudy C. Howard.
  10.103          --Severance  Agreement dated February 2, 1998 between  Pharmaceutical  Product Development,  Inc.
                      and Fred B. Davenport, Jr.
  10.104          --Severance  Agreement dated February 2, 1998 between  Pharmaceutical  Product Development,  Inc.


                      and Joseph H. Highland.
  10.105          --Severance  Agreement dated February 2, 1998 between  Pharmaceutical  Product Development,  Inc.
                      and Joshua S. Baker.
  10.106          --Severance  Agreement dated February 2, 1998 between  Pharmaceutical  Product Development,  Inc.
                      and Patrick C. O'Connor.
  10.107          --Severance  Agreement dated February 2, 1998 between  Pharmaceutical  Product Development,  Inc.
                      and Paul S. Covington.
  10.108          --Severance  Agreement dated February 2, 1998 between  Pharmaceutical  Product Development,  Inc.
                      and Mark A. Sirgo.
  10.109          --Severance  Agreement dated February 2, 1998 between  Pharmaceutical  Product Development,  Inc.
                      and William Neilson.
  10.110          --Amendment to Employee Stock Purchase Plan, dated March 2, 1998.
  21              --Subsidiaries of the Registrant.
  23.1            --Consent of Coopers & Lybrand L.L.P.
  23.2            --Consent of Arthur Andersen LLP.
  27              --Financial Data Schedule (for SEC use only).
  99              --Report of Arthur Andersen LLP.

*        Previously filed.
** Incorporated by reference to the Registrant's Registration Statement on Form S-1, as amended (File No. 33-98996).

            PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES
                 INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND
                          FINANCIAL STATEMENT SCHEDULE



                                                                                                            Page


     Report of Independent Accountants                                                                       F-2

     Consolidated Statements of Operations for the Years Ended
           December 31, 1997, 1996 and 1995                                                                  F-3

     Consolidated Balance Sheets as of December 31, 1997 and 1996                                            F-4

     Consolidated Statements of Shareholders' Equity for the Years
           Ended December 31, 1997, 1996 and 1995                                                            F-5

     Consolidated Statements of Cash Flows for the Years Ended
           December 31, 1997, 1996 and 1995                                                                  F-6

     Notes to Consolidated Financial Statements                                                              F-7

     Report of Independent Accountants on Supplemental Schedule                                             F-29

     Consolidated Financial Statement Schedule

           Schedule II - Valuation and Qualifying Accounts                                                  F-30


                        REPORT OF INDEPENDENT ACCOUNTANTS



The Board of Directors and Shareholders
Pharmaceutical Product Development, Inc. and Subsidiaries


We have audited the accompanying consolidated balance sheets of Pharmaceutical Product Development, Inc. and its subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of operations, shareholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Pharmaceutical Product Development, Inc. and its subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.

We previously audited and reported on the combined statements of operations, shareholders' equity and cash flows of Pharmaceutical Product Development, Inc., its affiliates and its consolidated subsidiaries for the year ended December 31, 1995, prior to their restatement for the 1996 pooling of interests. The contribution of Pharmaceutical Product Development, Inc., its affiliates and its consolidated subsidiaries to net revenue represented 17 percent of the restated total for 1995. The contribution (in thousands) of Pharmaceutical Product Development, Inc., its affiliates and its consolidated subsidiaries represented $2,537 of net income compared to a restated consolidated net loss of $5,404 in 1995. Separate financial statements of the other company included in the 1995 restated consolidated statements of operations, shareholders' equity and cash flows were audited and reported on separately by other auditors. We also audited the combination of the accompanying consolidated statements of operations, shareholders' equity and cash flows for the year ended December 31, 1995, after restatement for the 1996 pooling of interests; in our opinion, such consolidated statements have been properly combined on the basis described in Note 2 of notes to consolidated financial statements.


COOPERS & LYBRAND L.L.P.

Raleigh, North Carolina
February 5, 1998, except as to the information presented in Note 20 for which the date is February 27, 1998.

            PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)



                                                                         1997           1996            1995
                                                                      ----------     ----------     --------
Life sciences revenues, net of subcontractor costs of $69,094
   $47,933 and $52,066, respectively                                  $  187,201     $  152,304     $  160,495
Environmental sciences revenues, net of subcontractor costs
   of $6,408, $4,752 and $7,230, respectively                             47,785         45,492         49,283
Discovery sciences revenues, net of subcontractor costs
    of $45 in 1997                                                           286              -              -
                                                                      ----------     ----------     ----------
       Net revenue                                                       235,272        197,796        209,778
                                                                      ----------     ----------     ----------
Direct costs - Life sciences                                              94,909         79,108         90,315
Direct costs - Environmental sciences                                     33,431         31,744         32,442
Direct costs - Discovery sciences                                          1,859              -              -
Selling, general and administrative expenses                              68,797         61,571         64,014
Depreciation and amortization                                             12,394         10,436         13,251
Loss on sale of business                                                       -              -         19,308
Merger costs and special charges                                             558         16,114          4,982
Acquired in-process research and development costs                         9,112              -              -
                                                                      ----------     ----------     ----------
                                                                         221,060        198,973        224,312
                                                                      ----------     ----------     ----------
       Operating income (loss)                                            14,212         (1,177)       (14,534)
Interest:
   Expense                                                                  (478)          (420)        (3,304)
   Income                                                                  1,342          1,919            263
Other income (expense), net                                                  600            305            425
                                                                      ----------     ----------     ----------
       Income (loss) from continuing operations before provision
        for income taxes                                                  15,676            627        (17,150)
                                                                                                    -----------
Provision for income taxes                                                 6,074          4,134
                                                                      ----------     ----------
       Net income (loss)                                              $    9,602     $   (3,507)
                                                                      ==========     ==========
Weighted average number of common shares outstanding:
       Basic                                                              22,825         21,168
       Dilutive effect of stock options                                       60              -
                                                                      ----------     ----------
       Diluted                                                            22,885         21,168
                                                                      ==========     ==========
Net income (loss) per share:
       Basic                                                          $    0.42      $    (0.17)
                                                                      =========      ===========
       Diluted                                                        $    0.42      $     (0.17)
                                                                      =========      ===========

Pro Forma Data (Note 1):
Loss from continuing operations before provision for
   income taxes                                                                                        (17,150)
Pro forma benefit for income taxes                                                                     (14,359)
                                                                                                    -----------
       Pro forma loss from continuing operations                                                        (2,791)

Loss from discontinued operations:
  Estimated loss on disposal of discontinued operations, net of
   income tax benefit of $2,036                                                                         (1,716)
                                                                                                    ----------
   Pro forma net loss before extraordinary item                                                         (4,507)
Extraordinary loss on early extinguishment of debt, net of
  income tax benefit of $475                                                                              (897)
                                                                                                    -----------
       Pro forma net loss                                                                           $   (5,404)
                                                                                                    ==========
Pro forma basic and diluted weighted average number of common shares outstanding                        18,815
                                                                                                    ==========
Pro forma basic and diluted loss per common share:
   Loss  from continuing operations                                                                 $    (0.15)
   Loss from discontinued operations                                                                     (0.09)
   Extraordinary loss                                                                                    (0.05)
                                                                                                    -----------
Pro forma loss per common share                                                                     $    (0.29)
                                                                                                    ===========



  The accompanying notes are an integral part of these consolidated financial statements.

            PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        AS OF DECEMBER 31, 1997 AND 1996
                        (IN THOUSANDS, EXCEPT SHARE DATA)




                                                         ASSETS

                                                                                        1997            1996
                                                                                     ----------     --------
Current assets
     Cash and cash equivalents                                                       $   15,879     $   21,838
     Marketable securities                                                                7,994         14,210
     Accounts receivable and unbilled services, net                                     101,554         76,237
     Investigator advances                                                                1,870          5,280
     Prepaid expenses and other current assets                                            7,227          5,752
     Deferred tax asset                                                                   1,973          4,955
                                                                                     ----------     ----------
         Total current assets                                                           136,497        128,272

Property and equipment, net                                                              34,902         31,479
Goodwill, net                                                                            18,026         18,397
Other assets                                                                              7,622          3,309
                                                                                     ----------     ----------

         Total assets                                                                $  197,047     $  181,457
                                                                                     ==========     ==========

                                          LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
     Current maturities of long-term debt                                            $    4,906     $    4,221
     Accounts payable                                                                     6,249          7,051
     Payables to investigators                                                            4,138          5,429
     Other accrued expenses                                                              23,532         26,263
     Unearned income                                                                     27,722         18,705
                                                                                     ----------     ----------
         Total current liabilities                                                       66,547         61,669

Long-term debt, less current maturities                                                     340          1,428
Deferred rent and other                                                                   2,555          3,054
                                                                                     ----------     ----------

         Total liabilities                                                               69,442         66,151
                                                                                     ----------     ----------

 Commitments and contingencies (Notes 10 and 14)

Shareholders' equity
     Common stock, $0.10 par value, 95,000,000 shares authorized; 22,949,000 and
         21,624,000 shares issued and outstanding,
         respectively                                                                     2,295          2,163
     Paid-in capital                                                                    115,680        112,606
     Retained earnings (accumulated deficit)                                             10,112           (363)
     Unrealized gain on investments, net                                                    168            232
     Cumulative translation adjustment                                                     (650)           668
                                                                                     ----------     ----------
         Total shareholders' equity                                                     127,605        115,306
                                                                                     ----------      ---------

         Total liabilities and shareholders' equity                                  $ 197,047     $   181,457
                                                                                     ==========    ===========


  The accompanying notes are an integral part of these consolidated financial statements.

            PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                                 (IN THOUSANDS)





                                                    COMMON                  RETAINED      UNREALIZED
                                         COMMON      STOCK                  EARNINGS      GAIN (LOSS)    CUMULATIVE
                                          STOCK       PAR     PAID-IN     (ACCUMULATED         ON        TRANSLATION      UNEARNED
                                         SHARES      VALUE    CAPITAL       DEFICIT)      INVESTMENTS     ADJUSTMENT    COMPENSATION
                                         ------      -----    -------       --------      -----------     ----------    ------------
Balance, December 31, 1994                18,334  $ 1,834     $59,666     $   15,951       $    (747)     $ (1,561)     $   (1,001)
  Change in unrealized loss on
    investments                                                                                  753
  Amortization of unearned
    compensation                                                                                                               539
  Transfer of minority interest to
    affiliated group                           2                  168
  Issuance of 72 common shares                72        7         708
  Issuance of 257 common shares in
    connection with an acquisition
    accounted for under the purchase
    method                                   257       26       5,020           (977)
  Income tax benefit from exercise
    of stock options and unearned
    compensation amortization                                      53
  Sale of business                                                                                           1,699
  Translation adjustments                                                                                     (563)
  Net loss                                                                    (3,630)
  Dividends                                                                     (723)
  Other                                       12        3          86                                                          (11)
                                        -------- --------   ---------    -----------      ----------      --------     -----------
Balance, December 31, 1995                18,677    1,870      65,701         10,621               6          (425)           (473)
  Public offering, net of cash
    offering costs                         2,300      230      36,952
  Shareholder S corp. distributions                             1,595         (7,532)
  Unrealized gain on investments                                                                 226
  Issuance of 242 common shares              242       24         622
  Stock issued for exercise of 365
    options                                  365       37       5,058
  Income tax benefit from exercise
    of stock options and unearned
    compensation amortization                                   1,990
  Translation adjustments                                                                                    1,093
  Net loss                                                                    (3,507)
  Other                                       40        2         688             55                                           473
                                        -------- --------   ---------    -----------      ----------      --------     -----------
Balance, December 31, 1996                21,624    2,163     112,606           (363)            232           668               -
 Unrealized loss on investments, net                                                             (61)
 Issuance of 1,165 common shares in
    connection with acquisitions           1,165      115          89          1,304
 Issuance of 142 common shares               142       16       2,199
 Income tax benefit from exercise of
    stock options                                                 510
 Translation adjustments                                                                                    (1,318)
 Net income                                                                    9,602
 Distribution to shareholders                                                   (431)
 Proceeds of Section 16(b) transaction,
    net of related tax provision of $155                          276
 Other                                        18        1                                         (3)
                                        -------- --------   ---------    -----------      ----------      --------     -----------
Balance, December 31, 1997                22,949  $ 2,295    $115,680        $10,112        $    168     $    (650)       $      -
                                        ======== ========   =========    ===========      ==========      =========    ===========

                   The accompanying notes are an integral part of these consolidated financial statements.

            PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                                 (IN THOUSANDS)

                                                                           1997           1996           1995
                                                                       ------------   ---------     ---------
Cash flows from operating activities:
    Net income (loss)                                                  $   9,602     $   (3,507)    $   (3,630)
    Adjustments to reconcile net income (loss) to net cash provided by operating activities:
      Depreciation and amortization                                       12,394         10,436         13,251
      Purchased in-process research and development                        9,112              -              -
      Deferred income taxes                                                 (910)         1,375        (18,204)
      Stock compensation amortization                                          -            668            539
      Loss on sale of toxicology operations                                    -             -          16,991
      Provision for loss on disposal of discontinued operations                -             -           3,752
      (Gain) loss on disposition of property and equipment                    32              6         (2,741)
      (Gain) loss on sale of investments                                       3             (8)             -
      Impairment of investment in EnSys                                        -             -           2,638
      Early extinguishment of debt                                             -             -             955
      Change in assets and liabilities:
         Accounts receivable and unbilled services, net                  (24,470)        (2,043)           108
         Prepaid expenses and other current assets                         2,073         (4,317)         2,076
         Current income taxes                                              3,406          1,354          1,472
         Other assets                                                        842          1,068         (1,968)
         Assets and liabilities of discontinued operations, net                -              -         (1,593)
         Accounts payable and accrued liabilities                         (9,627)        (6,872)         9,301
         Unearned income                                                   8,740          2,569         (7,011)
         Other                                                               (58)          (411)           (13)
                                                                       ----------    -----------    -----------
                Net cash provided by operating activities                 11,139            318         15,923
                                                                       ---------     ----------     ----------
Cash flows from investing activities:
      Purchases of property and equipment                                (13,599)       (11,176)       (10,117)
      Proceeds from sale of toxicology operations                              -              -         32,500
      Proceeds from sale of property and equipment                           174             74         14,158
      Proceeds (purchase) of marketable securities, net                    6,268        (13,799)           (14)
      Sale of investments                                                      -            244               -
      Purchase of investments                                             (1,500)             -               -
      Net cash paid for acquisitions                                      (8,121)        (3,867)          (741)
                                                                       ----------    ----------     ----------
                Net cash (used in) provided by investing activities      (16,778)       (28,524)        35,786
                                                                       ----------    ----------     ----------
Cash flows from financing activities:
      Short-term bank (repayments) borrowings, net                             -              -         (1,687)
      Line of credit (repayments) borrowings, net                              -            669        (12,892)
      Proceeds from long-term debt                                           138            167              -
      Principal repayments on long-term debt                              (1,355)        (2,415)       (32,897)
      Proceeds of Section 16(b) transaction                                  431              -              -
      Cash dividends paid                                                      -         (5,937)          (723)
      Distribution to shareholders                                          (431)             -              -
      Proceeds from issuance of common stock                               2,215         42,902            761
                                                                       ---------     ----------     ----------
                Net cash provided by (used in) financing activities          998         35,386        (47,438)
                                                                       ---------     ----------     -----------

Effect of exchange rate changes on cash                                   (1,318)         1,093           (510)
                                                                       ----------    ----------     ----------
Net increase (decrease) in cash and cash equivalents                      (5,959)         8,273          3,761
Cash and cash equivalents, beginning of the year                          21,838        13,565           9,804
                                                                       ---------     ---------      ----------
Cash and cash equivalents, end of the year                             $  15,879     $   21,838     $   13,565
                                                                       =========     ==========     ==========

                   The accompanying notes are an integral part of these consolidated financial statements.

            PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.       SUMMARY OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES:

NATURE OF BUSINESS
         Pharmaceutical Product Development, Inc. and its subsidiaries ("PPD"), collectively (the "Company"), provide a broad range of research and consulting services in three business segments: life sciences, environmental sciences and discovery sciences. Services provided in the life sciences segment include worldwide clinical research and development of pharmaceutical products and medical devices, biostatistical analysis and analytical laboratory services. Environmental sciences services include assessment and management of chemical and environmental health risk, site investigation and remediation planning and litigation support. Discovery sciences services include target identification and validation, compound creation, screening and compound selection. Such services are provided through all three segments under contract to clients in the pharmaceutical, general chemical, agrochemical, biotechnology and other industries. The environmental sciences segment also markets services to clients in the industrial, manufacturing and oil and gas industries. The Company's life sciences services, which represented 79.6% of the Company's business in 1997 based on net revenue, are marketed primarily in the United States and Europe. The Company's remaining 1997 net revenue was derived from its environmental sciences segment (20.3%) which is primarily domestic and its discovery segment (0.1%) which is entirely domestic.

PRINCIPLES OF CONSOLIDATION

         The accompanying consolidated financial statements include the accounts and operations of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

MERGER COSTS AND SPECIAL CHARGES

         During 1997, the Company recorded one-time merger cost of $0.6 million in connection with the acquisitions of Belmont Research, Inc., SARCO, Inc., and Intek Labs, Inc. These costs are primarily current cash expenses, such as legal and accounting fees related to pooling transactions.

         In connection with the acquisition of Applied Bioscience International Inc. ("APBI"), the Company implemented a reorganization plan under which the Company would eliminate certain positions and close a facility. The Company recorded merger and reorganization costs of $16.1 million in 1996. Included in these costs were transaction costs of $7.1 million, related primarily to investment banking, legal and accounting fees. In addition, the Company recorded $9.0 million in accruals for severance, lease termination and certain other costs. Of the amounts accrued, $3.2 million is for severance payments for approximately 40 individuals consisting mainly of administrative personnel. Approximately $0.1 million and $7.5 million of merger and reorganization costs were accrued as of December 31, 1997 and 1996, respectively, and included in other accrued expenses.

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

ACQUIRED IN-PROCESS RESEARCH AND DEVELOPMENT COSTS

         The purchase price in excess of the net assets of the GSX System was allocated to acquired in-process research and development costs and was charged to operations upon the acquisition of the GSX System, as the technology has no alternative future use and the technology has not yet reached technological feasibility.

            PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.       SUMMARY OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

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

         If it is determined that a loss will result from the performance of a contract, the entire amount of the estimated loss is charged against income in the period in which the determination is made. Clients generally may terminate a study at any time, which may cause unplanned periods of excess capacity and reduced revenues and earnings. To offset the effects of early terminations, with respect to contracts of significant size, the Company attempts to negotiate the payment of an early termination fee.

CASH AND CASH EQUIVALENTS

         Cash and cash equivalents consist of unrestricted cash accounts, including commercial paper, which are not subject to withdrawal restrictions or penalties, and all highly liquid debt instruments with a maturity of three months or less at the date of purchase.

         Supplemental cash flow information and non-cash investing activities were as follows (in thousands):

                                            YEAR ENDED DECEMBER 31,
                                       -------------------------------
                                         1997        1996       1995
                                       --------    --------    -------
     Cash paid (received):
         Interest                      $    354    $    326    $  3,707
                                       ========    ========    ========
         Income taxes, net             $  2,583    $  1,594    $ (2,299)
                                       ========    ========    ========

         The non-cash assets and liabilities acquired, including the acquisition of Technical Assessment Systems, Inc.; Belmont Research, Inc.; SARCO, Inc.; Intek Labs, Inc.; and the GSX System in 1997 and Environmental Assessment Group, Ltd.; Data Acquisition and Research (DAR) Limited; Medisys S.L.; Trilife GmbH; and Q&Q Suporte A Pesquisa Clinica Ltda. in 1996 and Gabbay Limited and the Chicago Center for Clinical Research in 1995 (see Note 2) and the Phase I clinical center received as consideration for the sale of the toxicology operations in 1995 (see Note 3) were as follows (in thousands):

                                                     YEAR ENDED DECEMBER 31,
                                                ------------------------------
                                                  1997       1996         1995
                                                --------   --------    -------
     Acquisitions:
         Fair value of assets acquired          $  2,795   $  4,841    $  7,633
         Liabilities assumed                       3,346      5,242       3,416

     Non-cash consideration received:
         Fair value of assets acquired          $      -   $      -    $  5,098
         Liabilities assumed                           -          -         598

            PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.       SUMMARY OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

MARKETABLE SECURITIES
         The Company records its investment in marketable securities in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities." The classification of securities is generally determined at the date of purchase. All marketable securities of the Company have been classified as available-for-sale and have been reported at fair value with unrealized gains and losses reported as a separate component of shareholders' equity. The Company intends to hold these securities for an indefinite period of time. Gains and losses on sales of investment securities, computed based on specific identification of adjusted cost of each security, are included in other income at the time of the sales. (See Notes 5 and 8.)

INVESTIGATOR PAYMENTS
         Investigator payments are recognized based upon the status of the work completed as a percentage of the total procedures required under the contract or based on patient enrollment over the term of the contract. Billings and payments are based on predetermined contractual agreements which may differ from the accrual of the expense. Payments made in excess of the accrued expenses are classified as investigator advances, and accrued expenses in excess of amounts paid are classified as payables to investigators. Contracted physician costs are included as a reduction to revenues in the consolidated statements of operations.


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

         The Company is required to review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, in accordance with the provisions of Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS 121"). Accordingly, when indicators of impairment are present, the Company evaluates the carrying value of property, plant and equipment and intangibles in relation to the operating performance and estimates of future discounted cash flows of the underlying business.


GOODWILL
         The excess of the purchase price of the businesses acquired over the fair value of net tangible assets and identifiable intangibles at the date of the acquisitions has been assigned to goodwill. Goodwill is being amortized over periods of 15 to 40 years. As of December 31, 1997 and 1996, accumulated amortization was $4,383,000 and $3,036,000, respectively. The amortization charges for each of the three years ended December 31, 1997, 1996 and 1995 were $1,401,000, $950,000 and $715,000, respectively. The Company evaluates impairment of goodwill based on whether it is probable that undiscounted future cash flows from operations are expected to be less than the asset's carrying value.


OTHER ASSETS
         Other intangible assets, which are included in other assets, are being amortized over periods of three to five years. (See Note 8.)

            PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.       SUMMARY OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

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

INCOME TAXES

         The financial statements of the Company for periods prior to its initial public offering in January 1996 ("the IPO") do not include a provision for income taxes, because the taxable income or loss of the Company through December 31, 1995 (excluding the results of APBI - see Note 2) was included in the income tax returns of the individual shareholders under the S corporation election. For informational purposes, the 1995 statement of operations includes a pro forma income tax provision related to the net loss for financial reporting purposes, which combines income taxes on PPD's results, excluding APBI, using statutory federal and state rates that would have resulted if the Company had filed corporate tax returns during these periods and APBI's previously reported provision for income taxes.

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

PER SHARE INFORMATION

         The computation of basic income (loss) per share information is based on the weighted average number of common shares outstanding during the year. The computation of diluted income (loss) per share information is based on the weighted average number of common shares outstanding during the year plus the effects of any common stock equivalents at year end.

NEW ACCOUNTING PRONOUNCEMENTS

         The Company adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS No. 128"), on December 31, 1997. SFAS No. 128 requires the Company to change its method of computing, presenting and disclosing earnings per share information. Accordingly, all prior period data presented has been restated to conform to the provisions of SFAS No. 128.

         The Company will adopt Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"), for the year ending December 31, 1998. SFAS No. 130 requires the Company to display an amount representing total comprehensive income for the period in a financial statement which is displayed with the same prominence as other financial statements. Upon adoption, all prior period data presented will be restated to conform to the provisions of SFAS No. 130. The Company does not expect this new pronouncement to have a significant impact on the financial statements.

            PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.       SUMMARY OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

         The Company will adopt Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131"), for the year ending December 31, 1998. SFAS No. 131 requires the Company to report certain information about operating segments in complete sets of financial statements and in condensed financial statements of interim period issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. The Company does not expect this new pronouncement to have a significant impact on the financial statements.
         The Company will adopt Statement of Financial Accounting Standards No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits" ("SFAS No. 132"), for the year ending December 31, 1998. SFAS No. 132 standardizes the disclosure requirements for pensions and other postretirement benefits to the extent practicable, requires additional information and changes in the benefit obligations and fair values of plan assets that will facilitate financial analysis, and eliminates certain disclosures that are no longer useful. The Company does not expect this new pronouncement to have a significant impact on the financial statements.

USE OF ESTIMATES

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

RECLASSIFICATIONS

         Certain prior year amounts have been reclassified to conform to the 1997 presentation.


2.       ACQUISITIONS:

POOLINGS

         In March 1997, the Company acquired Belmont Research, Inc. ("Belmont"). The consideration for Belmont consisted of 502,384 shares of the Company's common stock plus options to purchase approximately 115,000 shares of Company common stock. In June 1997, the Company acquired SARCO, Inc. ("SARCO"). The consideration for SARCO consisted of 263,158 shares of the Company's common stock. In November 1997, the Company acquired Intek Labs, Inc. ("Intek"). The consideration for Intek consisted of 399,999 shares of the Company's common stock. All three of these acquisitions were accounted for as pooling of interests transactions. Pro forma information is not presented as the results of operations prior to the dates of the acquisitions are not material individually or collectively to the Company.

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

            PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.       ACQUISITIONS (CONTINUED):

         In accordance with the pooling of interests method of accounting, the consolidated financial statements are based on the assumption that the companies were combined for all of 1996 and the 1995 financial statements have been restated to give effect to the combination. Net revenue and net income (loss) as previously reported for 1995 and for the six months ended June 30, 1996, and as restated for the pooling of interests follow (in thousands):


                                                   PPD             APBI           ADJUSTMENT     RESTATED
                                                   ---             ----           ----------     --------
     Year ended December 31, 1995

        Net revenue                             $ 38,263        $  183,253        $  (11,738)   $  209,778

        Pro forma income (loss) from
        continuing operations                   $  2,537        $   (5,328)       $        -    $   (2,791)

        Loss from discontinued operations
        and extraordinary items                        -            (2,613)                -        (2,613)
                                                --------        ----------        ----------    ----------

        Pro forma net income (loss)             $  2,537        $   (7,941)       $        -    $   (5,404)
                                                --------        ----------        ----------    ----------

     Six months ended June 30, 1996

        Net revenue                             $ 25,041        $   77,011        $   (5,506)   $   96,546

        Net income                              $  2,126        $    2,444        $        -    $    4,570

         Prior to the merger, APBI reported certain items as direct expenses, while PPD reported those items as a deduction to arrive at net revenue. APBI's results prior to the pooling have been restated to be presented on a basis consistent with PPD's results. The impact of the restatement on APBI's net revenue is presented above in the column labeled "Adjustment."

PURCHASES:

         In a January 1997 transaction, the Company acquired Technical Assessment Systems, Inc. for $490,000 cash, a note for approximately $300,000 and the potential to earn an additional amount depending on their profitability for a certain period after the acquisition. In connection with the acquisition, the Company recorded $1,070,000 in goodwill. In June 1997, the Company acquired the GSX System, a functional genomics platform technology. The GSX System was purchased for approximately $8.7 million in cash. Liabilities assumed in this transaction were $832,000. Pro forma information is not presented as the results of operations prior to the dates of the acquisitions are not material individually or collectively to the Company.

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

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.       ACQUISITIONS (CONTINUED):

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

         The results of operations (excluding the effect of the loss on the sale of the business) for the year ended December 31, 1995 included the following for the disposed business (in thousands):

                                 1995
                                 ----
         Net revenues          $  38,446
         Operating loss           (1,136)

4.       DISCONTINUED OPERATIONS:
         During the fourth quarter of 1995, PACE Incorporated ("PACE") sold substantially all of its laboratories in a series of transactions. Net proceeds from such transactions were used to retire PACE's outstanding bank loan and to partially repay certain other secured indebtedness. Effective December 29, 1995, the Company's voting interest was reduced to below 20%, and the Company changed its accounting for the investment from the equity method to the cost method in accordance with Accounting Principles Board Opinion No. 18, "The Equity Method of Accounting for Investments in Common Stock." At that time, the Company wrote off its remaining investment in PACE of approximately $3,600,000, and accrued its estimated exposure for guarantees on leases. PACE was involuntarily placed in bankruptcy under Chapter 7 of the Bankruptcy Code during 1996. As a result of a settlement reached with the bankruptcy trustee in December 1997, the Company expects repayment of approximately $300,000 related to funds loaned to PACE and written off in the fourth quarter of 1995.

            PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.       MARKETABLE SECURITIES:

         The estimated market value and aggregate cost of current marketable securities were as follows (in thousands):

                                             DECEMBER 31,
                                        ----------------------
                                          1997         1996
                                        ---------    ---------
         Estimated market value         $   7,994    $  14,210
         Aggregate cost                     8,000       14,210
                                        ---------    ---------
         Gross unrealized loss          $      (6)   $       -
                                        ==========   =========

         Marketable securities consist of debt securities issued by the U.S. Treasury in 1997 and 1996. These securities are classified as available-for-sale and reported in the balance sheet at fair value. The U.S. Treasury note held at December 31, 1997 matured February 2, 1998.

6.       ACCOUNTS RECEIVABLE AND UNBILLED SERVICES:

         Accounts receivable and unbilled services consisted of the following (in thousands):

                                                       DECEMBER 31,
                                                    -----------------
                                                    1997         1996
                                                    ----         ----
         Trade:
               Billed                             $  55,257    $  45,419
               Unbilled                              46,730       30,404
               Reserve for doubtful accounts         (1,515)      (1,511)
                                                  ----------   ---------
                                                    100,472       74,312
         Officers and employees                         386          363
         Other                                          696        1,562
                                                  ---------    ---------
                                                  $ 101,554    $  76,237
                                                  =========    =========

7.       PROPERTY AND EQUIPMENT:

         Property and equipment, stated at cost, consisted of the following (in thousands):

                                                                  DECEMBER 31,
                                                               -----------------
                                                               1997         1996
                                                               ----         ----
         Land                                                $     517    $     593
         Buildings and leasehold improvements                   13,291       13,049
         Construction in progress and asset deposits               620          167
         Furniture and equipment                                33,066       28,062
         Computer equipment and software                        36,466       27,868
                                                             ---------    ---------
                                                                83,960       69,739
         Less - Accumulated depreciation and amortization       49,058       38,260
                                                             ---------    ---------
                                                             $  34,902    $  31,479
                                                             =========    =========


         The annual depreciation and amortization charges on property and equipment for each of the three years ended December 31, were (in thousands):



                  1995                  $12,015
                  1996                    9,399
                  1997                   10,830

            PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.       OTHER ASSETS:
         Other assets consisted of the following (in thousands):

                                                                  DECEMBER 31,
                                                               ------------------
                                                               1997          1996
                                                             --------     -------
         Investment in DAS                                   $  1,500     $      -
         Investment in SDI                                      1,161        1,240
         Long-term deferred tax asset                           3,742          963
         Intangible and other assets, net of accumulated
           amortization of $1,040 and $1,024, respectively      1,219        1,106
                                                             --------       ------
                                                             $  7,622     $  3,309
                                                             ========     ========

         The annual amortization charges on intangible assets for each of the three years ended December 31, 1997, 1996 and 1995 were $163,000, $87,000 and $602,000, respectively.

         The Company owns 600,000 shares (approximately 8.0%) of Digital Arts and Sciences ("DAS") Series D preferred stock as of December 31, 1997. The Company's investment in DAS is valued at cost, which approximates fair market value.

         The Company owns 714,600 and 729,600 shares of Strategic Diagnostics Inc. ("SDI"), formerly EnSys Environmental Products Inc. ("EnSys") common stock as of December 31, 1997 and 1996, respectively. Warrants to acquire up to an additional 866,667 shares of EnSys common stock at $7.50 per share expired in October 1996. The trading price per share was $2.25 and $2.00 as of December 31, 1997 and 1996, respectively. The Company owned approximately 5.5% of the SDI common stock at December 31, 1997.

         The Company's investment in SDI was carried at its fair value in 1996. However, during 1997 the Company sold options to various other companies which provided them the right to acquire all SDI shares owned by the Company at a price of $1.625 per share. Accordingly, during 1997 the Company reduced the carrying value of this investment to the lower of market or $1.625 per share ($1.625 at December 31, 1997). In 1996, the difference between the fair value and the carrying value of $232,000 is reported as a separate component of shareholders' equity. In 1997, $174,000 is reported as a separate component of shareholders' equity to represent the difference between option value and the prior year's carrying value. In 1995, the difference between the fair value and the carrying value of $2,638,000 was reported as a loss in the consolidated statement of operations as the decline was considered other than temporary.

9.       OTHER ACCRUED EXPENSES:
         Other accrued expenses consisted of the following (in thousands):


                                                                    DECEMBER 31,
                                                                 -----------------
                                                                 1997         1996
                                                                 ----         ----
         Accrued salaries, wages, benefits and related costs  $  15,626    $  10,976
         Accrued merger costs                                       117        7,513
         Other                                                    7,789        7,774
                                                              ---------    ---------
                                                              $  23,532    $  26,263
                                                              =========    =========

            PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


10.      LONG-TERM DEBT AND LEASE OBLIGATIONS:

         Long-term debt consisted of the following (in thousands):


                                                              DECEMBER 31,
                                                         --------------------
                                                           1997        1996
                                                         --------     -------
         LIBOR (5.9% at December 31, 1997) plus 0.70%
           unsecured line of credit due March 3, 1998    $  3,300     $  3,300

         Equipment leases                                     721          689

         Various notes at interest rates up to 9.75%        1,225        1,660
                                                         --------     --------

                                                            5,246        5,649
         Less current maturities                           (4,906)      (4,221)
                                                         ---------    --------

                                                         $    340     $  1,428
                                                         ========     ========

         In June 1997, the Company obtained a $50.0 million revolving credit facility with First Union National Bank which accrues interest on amounts borrowed at a floating rate currently equal to the LIBOR Rate plus 0.75% per year. Indebtedness under the line is unsecured and subject to certain covenants relating to financial ratios and tangible net worth. The unused portion of the loan is available to provide working capital and for general corporate purposes. As of December 31, 1997, the Company has no amounts outstanding under this facility.

         In August 1997, the Company negotiated a new credit facility for $50.0 million with Wachovia Bank, N.A. which accrues interest on amounts borrowed at a floating rate currently equal to the LIBOR Rate plus 0.70% per year. Indebtedness under the line is unsecured and subject to certain covenants relating to financial ratios and tangible net worth. The unused portion of the loan is available to provide working capital and for general corporate purposes. As of December 31, 1997, the Company had $3.3 million outstanding under this facility.
         For the years subsequent to December 31, 1997, annual maturities of long-term debt outstanding are (in thousands):

                           1998          $  4,906
                           1999               205
                           2000                81
                           2001                54
                                         --------
                                         $  5,246
                                         ========
OPERATING LEASES
         The Company is obligated under noncancellable leases expiring at various dates through 2010 relating to its operating facilities and certain equipment. Rental expense for all operating leases, net of sublease income, was $13,492,000, $10,334,000 and $8,200,000 for the years ended December 31, 1997,
1996 and 1995, respectively.

         The Company completed a sale-leaseback transaction involving owned real estate in Austin, Texas, on November 13, 1995. Total gross proceeds in the transaction were $12,000,000 resulting in a pre-tax gain of approximately $2,100,000. The gain, which has been deferred, is classified as deferred rent and other in the accompanying consolidated balance sheet and is being amortized on a straight-line basis over the 15-year lease term. The facilities are leased to the Company with all responsibility of operations and maintenance residing with the Company.

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

            PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.      LONG-TERM DEBT AND LEASE OBLIGATIONS (CONTINUED):

         Future minimum payments for all operating lease obligations for years subsequent to December 31, 1997 are as follows (in thousands):

                              1998                  $  13,983
                              1999                     11,583
                              2000                      9,577
                              2001                      8,784
                              2002                      8,312
                              2003 and thereafter      34,004
                                                    ---------
                                                    $  86,243
                                                    =========
11.      STOCK PLANS:
STOCK INCENTIVE PROGRAM

         The Company has a stock option plan (the "Plan") under which the Company may grant options to its employees and directors for up to 2,500,000 shares of common stock. Under the Plan, the exercise price of each option equals the market price of the Company's stock on the date of grant and an option's maximum term is 10 years. Options are granted upon approval of the Board of Directors and vest over various periods.

         On January 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 123 ("SFAS No. 123"), "Accounting for Stock Based Compensation." As permitted by SFAS No. 123, the Company has chosen to apply Accounting Principles Board Opinion No. 25 ("APB No. 25"), "Accounting for Stock Issued to Employees" and related interpretations in accounting for the Plan. Accordingly, no compensation cost has been recognized for options granted under the Plan. Had compensation cost for the Company's Plan been determined based on the fair value at the grant dates for awards under the Plan consistent with the method of SFAS No. 123, the Company's net income (loss) and basic and diluted net income (loss) per share would have been decreased (increased) to the pro forma amounts indicated below.


                                            1997                        1996                       1995
                                    -----------------------   -----------------------   -------------------------
                                        AS                        AS                           AS
                                     REPORTED    PRO FORMA     REPORTED    PRO FORMA        REPORTED    PRO FORMA
                                     --------    ---------     --------    ---------        --------    ---------
Net income (loss) (in thousands)     $ 9,602      $  7,730     $(3,507)   $   (7,670)       $(5,404)    $ (5,637)
Basic and diluted net income
 (loss) per share                    $  0.42      $  0.34      $ (0.17)   $    (0.36)       $ (0.29)    $  (0.30)

         The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1997, 1996 and 1995: expected volatility of 58.7%, 49.9% and 49.9%, respectively, risk-free interest of 6.0%, 6.25% and 6.25%, respectively, and expected lives of five years. The weighted average fair value of options granted during 1997, 1996 and 1995 was $9.48, $11.48 and $6.55 per share, respectively.

         A summary of the status of the Company's Plan as of December 31, 1997, 1996 and 1995, and changes during the years ending on those dates, is presented below:

                                              1997                        1996                        1995
                                    -----------------------   -------------------------    --------------------------
                                                   WEIGHTED                   WEIGHTED                    WEIGHTED
                                                    AVERAGE                    AVERAGE                    AVERAGE
                                     SHARES     EXERCISE PRICE    SHARES   EXERCISE PRICE    SHARES    EXERCISE PRICE
                                     ------     --------------    ------   --------------    ------    --------------
Outstanding at beginning of year    1,241,142      $ 22.28      1,180,809      $  16.29     1,240,682     $ 17.07
Granted                              459,740         15.45      1,056,539         22.57       191,837       12.38
Exercised                           (157,857)        14.74       (858,800)        15.10       (63,547)       9.82
Forfeited                           (105,959)        24.63       (137,406)        17.96      (188,163)      19.63
                                    ---------                    --------                    --------
Outstanding at end of year          1,437,066      $ 20.71      1,241,142      $  22.28     1,180,809     $ 16.29
                                    =========      =======      =========      ========     =========     =======
Options exercisable at year-end      799,361       $ 20.77        771,069      $  19.85       766,895     $ 17.31
                                    ========       =======      =========      ========     =========     =======

            PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.      STOCK PLANS (CONTINUED):

         The following table summarizes information about the Plan's stock options at December 31, 1997:

                                                  OPTIONS OUTSTANDING                       OPTIONS EXERCISABLE
                                   -----------------------------------------------      ---------------------------
                                     NUMBER       WEIGHTED-AVERAGE     WEIGHTED           NUMBER       WEIGHTED
                  RANGE OF         OUTSTANDING        REMAINING         AVERAGE         EXERCISABLE     AVERAGE
               EXERCISE PRICES     AT 12/31/97    CONTRACTUAL LIFE  EXERCISE PRICE      AT 12/31/97  EXERCISE PRICE
               ---------------     -----------    ----------------  --------------      -----------  --------------
                $ 1.71-$ 10.00        28,264          5.1 years          $ 6.23           25,832        $  5.93

               $ 10.01-$ 20.00       706,296          7.8 years         $ 15.65          434,041        $ 16.21

               $ 20.01-$ 30.00       622,046          8.7 years         $ 25.14          259,028        $ 25.16

               $ 30.01-$ 40.00        74,668          3.8 years         $ 35.59           74,668        $ 35.59

               $ 40.01-$ 40.55         5,792          4.2 years         $ 40.55            5,792        $ 40.55
                                    --------                                            --------
                                   1,437,066                                             799,361
                                   =========                                            ========

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

SAVINGS RELATED STOCK OPTION PLAN

         The Company has a Savings Related Stock Option Plan under which options are granted to employees who elect to purchase shares of common stock at the end of a five or seven-year period. Savings are accumulated through voluntary payroll deductions. The Company contributes a bonus to each participant's savings account equal to nine monthly contributions at the end of the five-year period and 18 monthly contributions at the end of the seven-year period. When the savings period ends, the employee may elect to purchase the shares using the savings balance, including the bonus; purchase some of the shares and receive the savings balance in cash; or receive the savings and bonus in cash. Those employees electing the five-year savings period may also elect to leave the savings in their accounts for another two years to accrue the additional bonuses and forfeit the option to purchase the shares. The United Kingdom Plan, as approved by the shareholders, was implemented by Applied Bioscience International Inc. during 1988. Currently, employees of the Company's United Kingdom subsidiary, Pharmaco International Ltd., participate in this plan. Outstanding options at the time of the merger with APBI were converted in accordance with the exchange ratio provided for in the merger agreement.

            PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


11.      STOCK PLANS (CONTINUED):
         In connection with the sale of the toxicology operations, options equivalent in value to the savings balance in the terminated employees' accounts became immediately exercisable. Options granted in excess of the savings balance were forfeited. The exercise period for the vested options extended through April 1996.

         At December 31, 1997, there were 1,029 options outstanding at an average exercise price of $13.72. Of those, 667 options were exercisable at December 31, 1997, at an average exercise price of $13.75. These options are included in the table above that summarizes total options outstanding at December 31, 1997.

EMPLOYEE STOCK PURCHASE PLAN

         The Board of Directors has reserved 500,000 shares of the Company's common stock for issuance under the Employee Stock Purchase Plan (the "ESPP"). The plan will have two six-month offering periods (each an "Offering Period") annually, beginning January 1 and July 1, respectively. The first Offering Period under the ESPP began July 1, 1997. Eligible employees can elect to make deductions from 1% to 15% of their compensation during each payroll period of an Offering Period. An eligible employee may also make contributions outside elected payroll deductions, provided that no eligible employee can purchase common stock of the Company under the ESPP in excess of $25,000 in any calendar year. Special limitations apply to eligible employees who own 5% or more of the outstanding common stock of the Company. None of the contributions made by eligible employees to purchase the Company's common stock under the ESPP, whether through elected payroll deductions or outside of elected payroll deductions, are tax deductible to the employees. At the end of an Offering Period, the total payroll deductions and other contributions by an eligible employee for that Offering Period will be used to purchase common stock of the Company at a price equal to 85% of the lesser of (a) the reported closing price of the Company's common stock for the first day of the Offering Period, or (b) the reported closing price of the common stock for the last day of the Offering Period.

         Employees eligible to participate in the ESPP include employees of the Company and its United States operating subsidiaries, except those employees who customarily work less than 20 hours per week or five months in a year. Since both participation in and contributions to the ESPP are determined by the eligible employee, it is not possible to determine the benefits and amounts that would be received by an eligible participant or group of participants in the future.

         At December 31, 1997, $991,000 had been contributed to the ESPP. Shares were not issued on December 31, 1997 since the market had to be closed before a purchase price could be determined. On January 2, 1998, 75,508 shares were issued. The compensation costs for the ESPP as determined based on the fair value of the contributions under the ESPP, consistent with the method of SFAS No. 123, was $196,000, and is reflected in the pro forma net income and basic and diluted net income per share for 1997 as disclosed above.

         The ESPP was amended to limit additional cash contributions to $5,000 for the Offering period commencing January 1, 1998 and eliminate additional cash contributions during the Offering Period commencing July 1, 1998 and thereafter. Stock available for purchase during the Offering Period commencing January 1, 1998, will be limited to a total of 150,000 shares.

            PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


12.      INCOME TAXES:
     The components of income (loss) before provision for income taxes were as follows (in thousands):


                                                          YEAR ENDED DECEMBER 31,
                                                   --------------------------------
                                                     1997         1996         1995
                                                   -------     ----------    ------
         Domestic                                  $16,907     $    1,228    $ (16,778)
         Foreign                                    (1,231)          (601)        (372)
                                                   --------    ----------    ----------
         Income (loss) from continuing operations   15,676            627      (17,150)
         Loss from discontinued operations               -              -       (3,752)
         Extraordinary loss                              -              -       (1,372)
                                                   -------     ----------    ----------
               Total                               $15,676     $      627    $ (22,274)
                                                   =======     ==========    =========

     The components of the provision (benefit) for income taxes were as follows (in thousands):


                                                                   YEAR ENDED DECEMBER 31,
                                                            --------------------------------
                                                              1997         1996         1995
                                                            -------     ----------    ------
         State income taxes:
              Current                                       $   313     $      330     $    (63)
              Deferred                                          (97)            90         (166)
         Federal income taxes:
              Current                                         5,305          2,130       (1,021)
              Deferred                                          115          1,285       (4,716)
         Foreign income taxes:
              Current                                           438            299          109
              Deferred                                           -               -      (12,788)
                                                            ------      ----------     ---------
         Provision (benefit) for income taxes               $ 6,074     $    4,134      (18,645)
                                                            =======     ==========
         PPD's pro forma income tax provision (See Note 1)                                1,775
                                                                                       --------
            Pro forma benefit for income taxes                                        $ (16,870)
                                                                                      ==========

     The income tax provision (benefit) is included in the financial statements as follows (in thousands):



                                              YEAR ENDED DECEMBER 31,
                                       ------------------------------------
                                         1997         1996         1995
                                       -------     ----------    ----------

         Continuing operations         $ 6,074     $    4,134     $(14,359)
         Discontinued operations             -              -       (2,036)
         Extraordinary loss                  -              -         (475)
                                       -------     ----------     ---------
               Total                   $ 6,074     $    4,134     $(16,870)
                                       =======     ==========     =========

            PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.      INCOME TAXES (CONTINUED):

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

         The 1997 and 1996 current foreign income tax expense represents the foreign income tax liabilities associated with the Company's foreign operations. In 1995, a foreign deferred income tax benefit was recorded to reflect the reversal of previously recorded foreign deferred income tax expense associated with the United Kingdom ("U.K.") toxicology operations which were sold during 1995.

         Taxes computed at the statutory federal income tax rate are reconciled to the provision (benefit) for income taxes as follows (in thousands):

                                                                              YEAR ENDED DECEMBER 31,
                                                                      ------------------------------------
                                                                        1997          1996         1995
                                                                      --------     ---------     ---------
         Effective tax rate                                             38.7%         660.2%         83.7%
                                                                      ========     =========     =========
         United States federal statutory rate                         $  5,487     $      213    $  (7,574)
         Differential on rates applied to foreign earnings                   -            (72)          30
         State taxes (net of federal benefit)                              237            277           47
         Write-down of investment in PACE Incorporated
           and EnSys                                                        -               -          (40)
         Sale of toxicology operations                                      -               -      (10,370)
         Allowance for limitation of foreign tax losses                    533            299          841
         Merger costs not deductible for income tax purposes                 -          2,751            -
         Goodwill and other items not deductible for income
             tax purposes                                                  449            435            -
         Other                                                            (371)           231          196
         Benefit of federal statutory rate reduction from 35% to 34%      (100)             -            -
         Deferred taxes set up for S to C conversion on
            acquisitions                                                  (161)             -            -
         Taxes on PPD's subchapter S earnings paid by former
            S shareholders                                                   -              -       (1,775)
                                                                      --------     ----------    ---------
         Provision (benefit) for income taxes                         $  6,074     $    4,134    $ (18,645)
                                                                      ========     ==========    ==========


         During 1997, the Company began recording deferred taxes at a 35% federal rate due to expected levels of income in the future. During 1996, significant costs were incurred related to the acquisition of APBI which were not deductible for income tax purposes. Accordingly, no tax benefit was recorded on these expenses. As a result of the 1995 sale of the Company's toxicology operations, the Company will not be liable for the payment of certain tax liabilities recorded in prior years. These previously recorded liabilities were reversed in 1995.

            PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.      INCOME TAXES (CONTINUED):

     Components of the net current deferred tax asset were as follows (in thousands):


                                                                       DECEMBER 31,
                                                                    ------------------
                                                                    1997          1996
                                                                  --------     -------
         Future benefit of foreign net operating losses           $     96     $     92
         Allowance for doubtful accounts                               787          733
         Accruals                                                    1,090        3,263
         Future benefit of U.S. and state net operating losses           -        1,051
         Other                                                           -         (184)
                                                                  --------     ---------
         Net current deferred tax asset                           $  1,973     $  4,955
                                                                  ========     ========



     Components of the net long-term deferred tax asset, included in other assets, were as follows (in thousands):



                                                            DECEMBER 31,
                                                        ----------------
                                                        1997        1996
                                                        ----        ----
         Depreciation and amortization                 $ 2,721    $    (836)
         Deferred rent                                   1,068        1,228
         Future benefit of U.S. tax credits                  -          391
         Other                                             (47)         179
                                                       --------   ---------
         Net long-term deferred tax asset              $ 3,742    $     962
                                                       =======    =========


         The cumulative amount of undistributed earnings of foreign subsidiaries for which the Company has not provided U.S. income taxes at December 31, 1997 was $805,000. No provision has been made for the additional taxes that would result from the distribution of earnings of foreign subsidiaries since such earnings have been permanently reinvested in the foreign operations.

         During 1997, the Company utilized all U.S. net operating loss carryforwards and alternative minimum tax credit carryforwards.


13.      EMPLOYEE SAVINGS AND PENSION PLANS:
SAVINGS PLANS

         Prior to the merger, PPD maintained the PPD 401(k) Retirement Savings Plan (the "PPD 401(k) Plan") under which all U.S. employees of PPD were eligible to participate. PPD matched 50% of an employee's savings up to 5% of pay. Employer matching contributions vested ratably over a period of six years. APBI maintained the Applied Bioscience International Inc. 401(k) Retirement Savings Plan (the "APBI 401(k) Plan"), under which all U.S. employees were eligible to participate from their date of employment. APBI matched 50% of an employee's savings up to 6% of pay. All participants were 100% vested in Company contributions. Effective January 1, 1997, the two 401(k) plans have been merged into one plan. Under the new plan, the Company will match 50% of an employee's savings up to 6% of pay, and employer matching contributions will vest ratably over a four-year period.

         Company contributions for all employees for the three years ended December 31, 1997, 1996 and 1995 were $1,945,000, $1,483,000 and $1,628,000, respectively.

            PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.      EMPLOYEE SAVINGS AND PENSION PLANS (CONTINUED):

PENSION PLANS

         Pension costs and related disclosures are determined under the provisions of Statement of Financial Accounting Standards No. 87, "Employers' Accounting for Pensions," and Statement of Financial Accounting Standards No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits."

         The Company has a separate contributory defined benefit plan (the "U.K. Plan") for its qualifying United Kingdom employees and directors employed by the Company's U.K. subsidiaries. The benefits for this plan are based primarily on years of service and average pay at retirement. Plan assets consist principally of investments managed in a mixed fund. The sale of the toxicology business discussed in Note 3 resulted in the termination of employment for the majority of United Kingdom employees who participated in the U.K. Plan. The projected settlement gain of $780,000 was reflected as a reduction of the loss on the sale of business in the accompanying consolidated statement of operations for the year ended December 31, 1995.

     Pension costs for the United Kingdom plan included the following components (in thousands):


                                                   YEAR ENDED DECEMBER 31,
                                            ----------------------------------
                                              1997          1996          1995
                                            ---------     --------     -------

         Service cost-benefits earned
           during the year                  $   738       $    553     $  1,311
         Interest cost on projected
           benefit obligation                   631            394        1,361
         Actual return on plan assets          (954)          (500)      (1,566)
         Net amortization and deferral          (13)            (9)         (38)
                                            --------      --------     --------
         Net pension cost                   $   402       $    438     $  1,068
                                            =======       ========     ========



     The funded status of the defined benefit plan was as follows (in thousands):

                                                                 DECEMBER 31,
                                                           ----------------------
                                                             1997         1996
                                                           ---------    ---------
         Actuarial present value of benefit obligations:
              Vested benefit obligation                    $  (8,034)   $  (5,033)
                                                           =========    =========
              Accumulated benefit obligation               $  (8,214)   $  (5,249)
                                                           =========    =========
         Projected benefit obligation                      $  (8,528)   $  (5,459)
         Plan assets at fair value                            10,932        6,497
                                                           ---------    ---------
         Plan assets in excess of projected
           benefit obligation                                  2,404        1,038
         Remaining unrecognized net asset arising
           from initial application of SFAS 87                   (98)         (67)
         Unrecognized net loss from past experience
           different from that assumed and effects of
           changes in assumptions                               (406)         558
                                                           ----------   ---------
         Prepaid pension cost                              $   1,900    $   1,529
                                                           =========    =========


     Assumptions used to determine pension costs and projected benefit obligations were as follows:

                                                     1997         1996
                                                     ----         ----
         Discount rate                                8.5%        8.5%
         Rate of compensation increase                6.0%        6.5%
         Long-term rate of return on plan assets      9.5%        8.5%

            PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


13.      EMPLOYEE SAVINGS AND PENSION PLANS (CONTINUED):

         The Company maintains the APBI Environmental Sciences Group, Inc. Pension Plan (the "Pension Plan"), a tax-qualified, defined-contribution money-purchase pension plan, for the benefit of its eligible ENVIRON division employees. ENVIRON is required to make annual contributions to the Pension Plan in an amount equal to the sum of 3.75% of each eligible employee's total compensation, plus 3.75% of the portion of such employee's compensation in excess of the Social Security wage base. Participants vest in 20% of their account balances after two years of service and 20% per year until they are fully vested. The annual pension expense of the Pension Plan for the three years ended December 31, 1997, 1996 and 1995 was $638,000, $620,000 and $645,000,
respectively. As of December 31, 1997 and 1996, accrued pension was $701,000 and $648,000, respectively.

         Effective January 1, 1994, APBI Environmental Sciences Group, Inc. established the ENVIRON Supplemental Executive Retirement Plan. This plan is nonqualified and provides certain key employees defined-contribution benefits that supplement those provided by the Pension Plan. Company contributions to this plan in 1997, 1996 and 1995 were $35,000, $39,000 and $44,000, respectively.


14.      COMMITMENTS AND CONTINGENCIES:

         The Company currently maintains liability insurance on a "claims made" basis for professional acts, errors and omissions. As of December 31, 1997, this coverage included two policies. One policy is for the Life and Discovery Sciences Groups and one is for the Environmental Sciences Group. Both policies included a $500,000 self-insured retention per claim.

         In July 1997, the Company entered into a new 10 year build-to-suit lease for approximately 100,000 square feet in Morrisville, North Carolina which is scheduled for completion in the fall of 1998.

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


15.      RELATED PARTY TRANSACTIONS:
         The Company is related through common ownership with E.M. Associates, Inc. which provides investigative review board services to the Company. The Company had transactions with E.M. Associates, Inc. of $37,200, $65,900 and $102,000 in expenses for the years ended December 31, 1997, 1996 and 1995, respectively.

         Several of the Company's shareholders collectively own 14.6% of LOI Building, Inc. ("LOI"), which leased operating facilities to the Company through November 1996. Rent paid to LOI for the years ended December 31, 1996 and 1995, totaled $402,300 and $341,000, respectively.

         One of the members of the Company's Board of Directors (who was a member of APBI's Board of Directors prior to the Company's acquisition of APBI) is Vice Chairman at Lehman Brothers. Lehman Brothers acted as APBI's investment banker for APBI's acquisition by the Company and for APBI's sale of its toxicology laboratories in 1995. For those investment banking services, Lehman Brothers earned $3,058,718 and $500,000 in 1996 and 1995, respectively.

            PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


15.      RELATED PARTY TRANSACTIONS (CONTINUED):
         The Company paid legal fees in 1996 of approximately $333,000 to a firm which had a partner who became General Counsel of the Company in 1996. At the time he became the Company's General Counsel he disposed of all of his interest in the law firm.


16.      FAIR VALUE OF FINANCIAL INSTRUMENTS:
         The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

CURRENT ASSETS AND CURRENT LIABILITIES

         The carrying amount approximates fair value because of the short maturity of those instruments.

INVESTMENT IN DAS

         The Company's investment in DAS is recorded at $1,500,000 at December 31, 1997. The Company's investment in DAS is valued based on the cost method and does not exceed estimated net realizable value.

INVESTMENT IN SDI

         The Company's investment in SDI is recorded at $1,161,200 and $1,240,300 compared to the market price of $1,607,900 and $1,459,200 as quoted on the National Market System of the National Association of Securities Dealers Automated Quotation System at December 31, 1997 and 1996. In 1997, this investment was not valued at the market price due to the options outstanding at the exercise price of $1.625 for all shares which the Company owns. In 1996, the market price was discounted $218,900 representing the relatively illiquid nature of the investment.

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

            PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17.      BUSINESS SEGMENT DATA:

         The Company operates in three business segments - life sciences, environmental sciences and discovery sciences.

         Revenues by principal business segment are separately stated in the consolidated financial statements. Merger costs and acquired in-process research and development costs incurred in 1997 and 1996 of $9.7 million and $16.1 million, respectively, were not allocated to the Company's business segments and are shown separately for purposes of business segment analysis. Loss from operations, depreciation and amortization, identifiable assets and capital expenditures by principal business segment were as follows (in thousands):

                                                                                 DECEMBER 31,
                                                                   ---------------------------------------
                                                                       1997          1996          1995
                                                                   ----------     ----------    ----------
         Income (loss) from operations:
                Life sciences                                      $   19,902     $    9,580    $  (18,657)
                Environmental sciences                                  6,305          5,357         4,123
                Discovery sciences                                     (2,325)             -             -
                Merger costs and acquired in-process
                   research and development costs                      (9,670)       (16,114)            -
                                                                   -----------    -----------   ----------
                Operating income (loss)                            $   14,212     $   (1,177)   $  (14,534)
                                                                   ==========     ===========   ===========
         Depreciation and amortization:
                Life sciences                                      $   10,651     $    8,766    $   11,601
                Environmental sciences                                  1,514          1,670         1,650
                Discovery sciences                                        229              -             -
                                                                   ----------     ----------    ----------
                Total                                              $   12,394     $   10,436    $   13,251
                                                                   ==========     ==========    ==========
         Identifiable assets:
                Life sciences                                      $  165,855     $  159,394    $  117,292
                Environmental sciences                                 29,727         22,063        25,369
                Discovery sciences                                      1,465              -             -
                                                                   ----------     ----------    ----------
                Total                                              $  197,047     $  181,457    $  142,661
                                                                   ==========     ==========    ==========
         Capital expenditures:
                Life sciences                                      $   11,589     $    9,895    $    8,853
                Environmental sciences                                  1,515          1,281         1,264
                Discovery sciences                                        495              -             -
                                                                   ----------     ----------    ----------
                Total                                              $   13,599     $   11,176    $   10,117
                                                                   ==========     ==========    ==========

            PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


18.      OPERATIONS BY GEOGRAPHIC AREA:
         The following table presents information about the Company's operations by geographic area (in thousands):

                                                                     DECEMBER 31,
                                                       ------------------------------------
                                                           1997          1996        1995
                                                       ----------     ----------    -------
         Net revenue:
                United States                          $  204,921     $  175,173    $  170,465
                U.K.                                       20,269         15,542        31,141
              * Other                                      10,082          7,081         8,172
                                                       ----------     ----------    ----------
                Total                                  $  235,272     $  197,796    $  209,778
                                                       ==========     ==========    ==========

         Operating income (loss):
                United States                          $   24,617     $   14,731    $  (14,834)
                U.K.                                          119           (837)        1,556
              * Other                                        (854)         1,043        (1,256)
                Merger costs and acquired in-process
                   research and development costs          (9,670)       (16,114)            -
                                                       -----------    -----------   ----------
                Operating income (loss)                $   14,212     $   (1,177)   $  (14,534)
                                                       ==========     ==========    ===========

         Identifiable assets:
                United States                          $  157,543     $  142,464    $  118,310
                U.K.                                       27,063         27,657        12,579
              * Other                                      12,441         11,336        11,772
                                                       ----------     ----------    ----------
                Total                                  $  197,047     $  181,457    $  142,661
                                                       ==========     ==========    ==========

              * Principally consists of revenue from 11 countries, seven of which are located in Europe.


19.      QUARTERLY FINANCIAL DATA (UNAUDITED):
         (IN THOUSANDS, EXCEPT PER SHARE DATA)

                1997                         FIRST         SECOND           THIRD           FOURTH              TOTAL
-------------------------------------     ---------       --------       ----------      ----------         ---------
Net revenue                               $  57,678       $  60,065      $   58,325      $   59,204         $  235,272
Operating income (loss)                       5,266         (2,588)           6,568           4,966             14,212
Net income (loss)                             3,343         (1,346)           4,141           3,464              9,602
Net income (loss) per common share:
         Basic                            $    0.15       $  (0.06)      $     0.18      $     0.15         $     0.42
         Diluted                          $    0.15       $  (0.06)      $     0.18      $     0.15         $     0.42



                1996
------------------------------------
Net revenue                               $  47,075       $ 49,471       $   49,503      $   51,747         $  197,796
Operating income (loss)                       3,214          3,713          (13,987)          5,883             (1,177)
Net income (loss)                             2,147          2,424          (11,957)          3,879             (3,507)

Net income (loss) per common share:
         Basic                            $    0.10       $   0.11       $    (0.56)     $     0.18         $    (0.17)
         Diluted                          $    0.10       $   0.11       $    (0.56)     $     0.18         $    (0.17)


         PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


20.      SUBSEQUENT EVENT:

         On February 27, 1998, the Company, through its subsidiary Clinix International Inc., sold the business and assets of the Chicago Center for Clinical Research ("CCCR"). The selling price was approximately $7.6 million in the form of cash and a promissory note payable over five years. The sale resulted in a gain of approximately $1.0 million which will be included in operations during the first quarter of 1998. As part of the sales agreement, the Company will continue to provide clinical and administrative services over the next several quarters.

REPORT OF INDEPENDENT ACCOUNTANTS ON SUPPLEMENTAL SCHEDULE



The Board of Directors and Shareholders
Pharmaceutical Product Development, Inc. and Subsidiaries


Our report on the consolidated financial statements of Pharmaceutical Product Development, Inc. and its subsidiaries is included on page F-2 of this Form 10-K. In connection with our audits of such financial statements, we have also audited the 1997 and 1996 information included in the related financial statement schedule listed on page F-30 of this Form 10-K.

In our opinion, this financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.





COOPERS & LYBRAND L.L.P.

Raleigh, North Carolina
February 5, 1998

            PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)



                                                             ADDITIONS
                                                              CHARGED                          OTHER
                                             BALANCE AT         TO                            CHANGES        BALANCE
                                              BEGINNING      COSTS AND                          ADD         AT END OF
DESCRIPTION                                   OF PERIOD       EXPENSES      DEDUCTIONS        (DEDUCT)       PERIOD
-----------                                   ---------       --------      ----------        --------       ------

For the year ended December 31, 1997
     Reserve for doubtful accounts             $ 1,511        $    647      $    (740)        $  97          $  1,515
                                               =======        ========      ==========        =====          ========

For the year ended December 31, 1996
     Reserve for doubtful accounts             $ 3,319        $  1,715      $  (3,497)        $ (26)         $  1,511
                                               =======        ========      =========         =====          ========

For the year ended December 31, 1995
     Reserve for doubtful accounts             $ 3,773        $  1,689      $  (2,113)        $ (30)         $  3,319
                                               =======        ========      =========         ======         ========







                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities
Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   PHARMACEUTICAL PRODUCT DEVELOPMENT, INC.
Date:  March 27, 1998              By: /s/ Fredric N. Eshelman, Pharm.D.
                                       ---------------------------------
                                   Name:  Fredric N. Eshelman, Pharm.D.
                                   Title: Chief Executive Officer



         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


       /s/ Fredric N. Eshelman, Pharm.D.        Director and Chief Executive Officer          March 27, 1998
       -----------------------------------       (Principal Executive Officer)
       Fredric N. Eshelman, Pharm.D.

       /s/ Rudy C. Howard                       Chief Financial Officer, Vice President of    March 27, 1998
       -----------------------------------        Finance and Treasurer (Principal Financial
       Rudy C. Howard                             Officer)


       /s/ Linda Baddour                        Chief Accounting Officer and Executive        March 27, 1998
       ---------------------------               Director, Finance  (Principal Accounting
       Linda Baddour                             Officer)


       /s/ Ernest Mario, Ph.D.                  Director                                      March 27, 1998
       ------------------------------------
       Ernest Mario, Ph.D.

       /s/ Stuart Bondurant, M.D.               Director                                      March 27, 1998
       ---------------------------
       Stuart Bondurant, M.D.

       /s/ Kirby L. Cramer                      Director                                      March 27, 1998
       ------------------------------------
       Kirby L. Cramer

       /s/ Thomas D'Alonzo                      Director                                      March 27, 1998
       ------------------------------------
       Thomas D'Alonzo

       /s/ Frederick Frank                      Director                                      March 27, 1998
       ------------------------------------
       Frederick Frank

       /s/ Frank E. Loy                         Director                                      March 27, 1998
       ------------------------------------
       Frank E. Loy

       /s/ John A. McNeill, Jr.                 Director                                      March 27, 1998
       ------------------------------------
       John A. McNeill, Jr.
