Form 10-Q
period 1998-03-31
PHARMACEUTICAL PRODUCT DEVELOPMENT INC
filed 1998-05-12
CIK 1003124

================================================================================
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington D.C. 20549



                                   FORM 10-Q


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     AND EXCHANGE ACT OF 1934
     For the quarterly period ended March 31, 1998.



                                      OR





[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES
  EXCHANGE ACT OF 1934.
  For the transition period from        to
                                -------    --------



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



     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]



     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 23,073,406 shares of common stock, par value $0.10 per share, as of April 30, 1998.


================================================================================

                                     INDEX




                                                                                            Page
                                                                                           -----
Part I. FINANCIAL INFORMATION
 Item 1. Financial Statements
   Consolidated Condensed Statements of Operations and Comprehensive Income for the Three
Months Ended
    March 31, 1998 and 1997 ..............................................................   3
   Consolidated Condensed Balance Sheets as of March 31, 1998 and December 31, 1997 ......   4
   Consolidated Condensed Statements of Cash Flows for the Three Months Ended March 31,
  1998 and 1997...........................................................................   5
   Notes to Consolidated Condensed Financial Statements ..................................   6
 Item 2. Management's Discussion and Analysis of Financial Condition and Results of
  Operations..............................................................................   8
Part II. OTHER INFORMATION
 Item 6. Exhibits and Reports on Form 8-K ................................................  12
 Signatures ..............................................................................  13

           PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES


   CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME


                                  (unaudited)
                   (in thousands, except per share amounts)




                                                                                              Three Months Ended
                                                                                                   March 31,
                                                                                           -------------------------
                                                                                                1998         1997
                                                                                           ------------- -----------
Life sciences revenues, net of subcontractor costs of $19,127 and $18,747, respectively...   $  51,977    $ 45,965
Environmental sciences revenues, net of subcontractor costs of $2,491 and $1,526,
  respectively............................................................................      12,695      11,709
Discovery sciences revenues, net of subcontractor costs of $22 in 1998....................         177          --
                                                                                             ---------    --------
 Net revenue .............................................................................      64,849      57,674
                                                                                             ---------    --------
Direct costs -- Life sciences ............................................................      26,427      24,114
Direct costs -- Environmental sciences ...................................................       8,963       8,338
Direct costs -- Discovery sciences .......................................................       1,095          --
Selling, general and administrative expenses .............................................      19,086      16,564
Depreciation and amortization ............................................................       3,479       2,733
Merger costs .............................................................................          --         443
                                                                                             ---------    --------
                                                                                                59,050      52,192
                                                                                             ---------    --------
 Operating income ........................................................................       5,799       5,482
Interest income, net .....................................................................         238         345
Other income (expense), net ..............................................................       1,395         (41)
                                                                                             ---------    --------
Income before provision for income taxes .................................................       7,432       5,786
Provision for income taxes ...............................................................       2,895       2,314
                                                                                             ---------    --------
Net income ...............................................................................   $   4,537    $  3,472
                                                                                             =========    ========
 Cumulative translation adjustment .......................................................          28        (267)
 Unrealized gain on investments ..........................................................          --         (47)
                                                                                             ---------    --------
Comprehensive income, net of taxes .......................................................   $   4,565    $  3,158
                                                                                             =========    ========
Net income per common share:
 Basic ...................................................................................   $    0.20    $   0.16
                                                                                             =========    ========
 Diluted .................................................................................   $    0.20    $   0.16
                                                                                             =========    ========
Weighted average number of common shares outstanding:
 Basic ...................................................................................      23,025      22,174
 Dilutive effect of stock options ........................................................          82         172
                                                                                             ---------    --------
 Diluted .................................................................................      23,107      22,346
                                                                                             =========    ========

The accompanying notes are an integral part of these consolidated condensed financial statements.

           PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES


                     CONSOLIDATED CONDENSED BALANCE SHEETS


                                (in thousands)




                                                            March 31,   December 31,
                                                              1998          1997
                                                          ------------ -------------
                                                           (unaudited)
                                         Assets
Current assets
 Cash and cash equivalents ..............................   $ 26,222     $ 15,879
 Marketable securities ..................................         --        7,994
 Accounts receivable and unbilled services, net .........    109,459      101,554
 Investigator advances ..................................      2,102        1,870
 Prepaid expenses and other current assets ..............      7,194        7,227
 Deferred tax asset .....................................      1,278        1,973
                                                            --------     --------
   Total current assets .................................    146,255      136,497
Property, plant and equipment, net ......................     35,013       34,902
Goodwill, net ...........................................     14,954       18,026
Other assets, net .......................................      8,402        7,622
                                                            --------     --------
   Total assets .........................................   $204,624     $197,047
                                                            ========     ========
                         Liabilities and Shareholders' Equity
Current liabilities
 Current maturities of long-term debt ...................   $  4,338     $  4,906
 Accounts payable .......................................      8,253        6,249
 Payables to investigators ..............................      3,838        4,138
 Other accrued expenses .................................     22,772       23,532
 Unearned income ........................................     29,470       27,722
                                                            --------     --------
   Total current liabilities ............................     68,671       66,547
Long-term debt, less current maturities .................        330          340
Deferred rent and other .................................      2,424        2,555
                                                            --------     --------
   Total liabilities ....................................     71,425       69,442
                                                            --------     --------
Shareholders' equity
 Common stock ...........................................      2,303        2,295
 Paid-in capital ........................................    116,803      115,680
 Unrealized gain on investments .........................         --          168
 Cumulative translation adjustment ......................       (604)        (650)
 Retained earnings ......................................     14,697       10,112
                                                            --------     --------
   Total shareholders' equity ...........................    133,199      127,605
                                                            --------     --------
   Total liabilities and shareholders' equity ...........   $204,624     $197,047
                                                            ========     ========

The accompanying notes are an integral part of these consolidated condensed financial statements.

           PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES


                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS


                                  (unaudited)
                                 (in thousands)




                                                                 Three Months Ended
                                                                      March 31,
                                                              -------------------------
                                                                  1998         1997
                                                              ------------ ------------
Cash flows from operating activities:
 Net income .................................................   $  4,537    $   3,472
 Adjustments to reconcile net income to net cash
   provided by (used in) operating activities:
   Merger expenses ..........................................         --       (5,464)
   Gain on sale of business .................................     (1,071)          --
   Depreciation and amortization ............................      3,479        2,733
   Other ....................................................      1,508         (492)
   Change in operating assets and liabilities ...............     (6,954)      (4,430)
                                                                --------    ---------
    Net cash provided by (used in) operating activities .....      1,499       (4,181)
                                                                --------    ---------
Cash flows from investing activities:
 Purchases of investments ...................................         --      (10,973)
 Sales of investments .......................................      8,000       12,240
 Purchases of property and equipment ........................     (4,086)      (2,980)
 Net cash paid for acquisitions .............................     (1,006)         (86)
 Net cash received in sale of business ......................      5,285           --
 Other ......................................................         --          926
                                                                --------    ---------
    Net cash provided by (used in) investing activities .....      8,193         (873)
                                                                --------    ---------
Cash flows from financing activities:
 Repayment of long-term debt ................................       (554)        (143)
 Proceeds from issuance of common stock .....................      1,111        1,077
 Distributions to shareholders ..............................         --         (430)
 Other ......................................................         48           --
                                                                --------    ---------
    Net cash provided by financing activities ...............        605          504
                                                                --------    ---------
Effect of exchange rate changes on cash .....................         46         (287)
                                                                --------    ---------
Net increase (decrease) in cash and cash equivalents ........     10,343       (4,837)
Cash and cash equivalents, beginning of the period ..........     15,879       21,838
                                                                --------    ---------
Cash and cash equivalents, end of the period ................   $ 26,222    $  17,001
                                                                ========    =========

The accompanying notes are an integral part of these consolidated condensed financial statements.

           PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES


             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


                                  (unaudited)


1. Accounting Policies

     The significant accounting policies followed by Pharmaceutical Product Development, Inc. (the "Company") for interim financial reporting are consistent with the accounting policies followed for annual financial reporting. These unaudited consolidated condensed financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X, and in management's opinion, all adjustments of a normal recurring nature necessary for a fair presentation have been included. The accompanying financial statements do not purport to contain all the necessary financial disclosures that might otherwise be necessary in the circumstances and should be read in conjunction with the consolidated financial statements and notes thereto in the Company's Annual Report for the year ended December 31, 1997. The results of operations for the three month period ended March 31, 1998 are not necessarily indicative of the results to be expected for the full year.


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

     Certain 1997 financial statement amounts have been reclassified to conform with the 1998 presentation.


2. Principles of Consolidation

     The accompanying unaudited consolidated condensed financial statements include the accounts and operations of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.


3. Acquisitions

  Purchases

     In January 1998, the Company acquired two environmental consulting businesses for $1,000,000 and the potential to earn an additional amount depending on their profitability for a certain period after the acquisition. In connection with these acquisitions, the Company recorded approximately $900,000 in goodwill. Pro forma information is not presented as the results of operations prior to the dates of the acquisitions are not material individually or collectively to the Company.

     In a January 1997 transaction, the Company acquired Technical Assessment Systems, Inc. for $490,000 cash, a note for approximately $300,000 and the potential to earn an additional amount depending on their profitability for a certain period after the acquisition. In connection with the acquisition, the Company recorded $1,070,000 in goodwill. In June 1997, the Company acquired the GSX System, a functional genomics platform technology. The GSX System was purchased for approximately $8,700,000 in cash. Liabilities assumed in this transaction were $832,000. Pro forma information is not presented as the results of operations prior to the dates of the acquisitions are not material individually or collectively to the Company.


  Pooling

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

           PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                            (unaudited) -- Continued


4. Per Share Information

     The computation of basic income per share information is based on the weighted average number of common shares outstanding during the period. The computation of diluted income per share information is based on the weighted average number of common shares outstanding during the year plus the effects of any common stock equivalents at period end.


5. Sale of Business

     On February 27, 1998, the Company, through its subsidiary Clinix International Inc., sold the business and assets of the Chicago Center for Clinical Research ("CCCR"). The selling price was approximately $7,785,000 in the form of cash and a promissory note payable over five years. The sale resulted in a gain of approximately $1,071,000 which was included in results of operations during the first quarter of 1998. As part of the sales agreement, the Company will continue to provide CCCR with certain clinical and administrative services over the next several quarters.


6. New Accounting Pronouncements

     The Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"), for the year ending December 31, 1998. SFAS No. 130 requires the Company to display an amount representing total comprehensive income for the period in a financial statement which is displayed with the same prominence as other financial statements. Accordingly, all prior period data presented has been restated to conform to the provisions of SFAS No. 130.

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

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

COMPANY OVERVIEW

     Pharmaceutical Product Development, Inc. ("PPDI" or "the Company") provides a broad range of research and consulting services in the life, environmental and discovery sciences. The Company's life sciences subsidiaries include PPD Pharmaco, Inc., Belmont Research, Inc. and Intek Labs, Inc. PPD Pharmaco is a leading contract research organization ("CRO") providing integrated product development services on a global basis to complement the research and development activities of companies in the pharmaceutical and biotechnology industries. Through its environmental sciences subsidiary, APBI Environmental Sciences Group, Inc., operating under the trade name ENVIRON, the Company also provides assessment and management of chemical and environmental health risk. PPD Discovery, Inc., the Company's discovery sciences subsidiary, focuses on the discovery segment of the research and development outsourcing market.


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

     Belmont was acquired by the Company in March 1997. Belmont provides software development and system integration services to the pharmaceutical industry. Belmont's clients include international and domestic pharmaceutical and biotechnology companies, scientific software vendors and government agencies including the FDA. Belmont also develops specialized software products to support different aspects of the pharmaceutical research process, including drug discovery, clinical trials and regulatory review. Current Belmont software products include ResolveTM, which manages data queries to investigator sites, and CrossGraphs(R) which is used for exploration and presentation of research data.

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

     During 1997, the Life Sciences Group also included Clinix International, Inc., which in August 1995 acquired the business and substantially all of the assets of Chicago Center for Clinical Research ("CCCR"), a nationally recognized organization which conducts clinical trials in the pharmaceutical, food and nutrition industries. The Company sold substantially all of the assets of CCCR in February 1998. For more detailed information on the Company's Life Sciences Group, see the Company's Annual Report on Form 10-K for the year ended December 31, 1997.


     Environmental Sciences Group

     ENVIRON, the Company's Environmental Sciences Group, provides environmental services through APBI Environmental Sciences Group, Inc., operating under the trade name ENVIRON. ENVIRON provides a broad range of scientific, technical and strategic management consulting services that address a wide variety of public health and environmental issues related to the presence of chemicals in foods, drugs, medical devices, consumer products, the workplace, and the environment. Services provided by ENVIRON are concentrated in the assessment and management of chemical risk and are characterized by engagements supporting private sector clients with complex, potentially high-liability concerns. For more detailed information on the Company's Environmental Sciences Group, see the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

 Discovery Sciences Group

     PPD Discovery, Inc. ("PPD Discovery") was established in June 1997. The Company acquired SARCO, Inc. ("SARCO"), a combinational chemistry company. The Company also acquired the GSX System, a functional genomics platform technology. The acquisitions form the basis of the new wholly-owned subsidiary focused on the discovery research segment of the research and development outsourcing market. For more detailed information on the Company's Discovery Sciences Group, see the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

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


RESULTS OF OPERATIONS

General

     In January 1998, the Company acquired two environmental consulting businesses for $1,000,000. In connection with these acquisitions, the Company recorded approximately $900,000 in goodwill. Financial data for 1997 has not been restated to include these acquisitions, as their results of operations prior to the date of acquisition are not material to the Company.

     During the first quarter of 1998, net income, excluding $1,071,000 in gain relating to the sale of CCCR in February 1998 and $443,000 in costs relating to the acquisition of Belmont in March 1997, increased 3.0% to $3.9 million, from $3.7 million for the same period in 1997. Operating income decreased by 2.1% to $5.8 million from $5.9 million a year earlier. If the gain on sale of business and merger costs are included, net income rose $1.1 million to $0.20 per share.



Three Months Ended March 31, 1998 Versus Three Months Ended March 31, 1997

     Net revenue increased $7.2 million, or 12.4%, to $64.9 million in 1998 from $57.7 million last year. The Life Sciences Group's operations accounted for 80.2% of the Company's net revenue for 1998. The Life Sciences Group generated net revenue of $52.0 million, up $6.0 million, or 13.1%, from last year. The growth in the Life Sciences Group operations was due in part to an increase in the size, scope and number of contracts in the North America clinical development and biostatistics business. Net revenue from ENVIRON, the Company's Environmental Sciences Group, representing 19.6% of the Company's net revenue for the first quarter 1998, was $12.7 million, compared with $11.7 million in 1997.

     Total direct costs increased 12.4% to $36.5 million from $32.5 million last year and remained constant as a percentage of net revenue at 56.3% for both periods. The Life Science Group's direct costs as a percentage of related net revenue declined to 50.8% from 52.5% last year. This decrease is principally due to higher labor utilization and a focused effort to control costs across all business segments. ENVIRON's direct costs as a percentage of related net revenue decreased to 70.6% from 71.2% last year.

     Selling, general and administrative ("SG&A") expenses increased 15.2% to $19.1 million from $16.6 million in 1997. As a percentage of net revenue, SG&A expenses increased to 29.4% from 28.7% last year. SG&A expenses from acquisitions since March 31, 1997 comprise $0.4 million of the increase. The SG&A increase as a percentage of net revenue is primarily attributable to the recent investment in the Company's business development and marketing department, as well as, the addition of the SG&A of the Discovery Sciences Group, which began operations in July 1997.

     Total depreciation and amortization expense of $3.5 million was $0.7 million, or 27.3%, higher than last year. The increase was related to the Company's growth, as well as the ongoing capital investment in the Company's base business.

     Operating income improved $0.3 million to an operating income of $5.8 million for the three months ended March 31, 1998, as compared to an operating income of $5.5 million for the three months ended March 31, 1997. As a percentage of net revenue, the quarterly operating income of 8.9% represents a decline from the operating income of 9.5% of net revenue for the same period last year. This decline was due to the increase in SG&A mentioned above.

     The net income of $4.5 million represents an improvement of $1.1 million over the same quarter a year ago. The net income per basic and diluted share of $0.20 compares to net income per basic and diluted share of $0.16 for the same period last year. Excluding the impact of the gain on sale of business in 1998 and merger costs in 1997, the Company's net income of $3.9 million was 3.0% higher than last year's net income of $3.7 million. On an equivalent earnings-per-share basis the net income per basic and diluted share of $0.17 compares to $0.17 for the same period last year computed on 0.8 million less shares outstanding.


Liquidity and Capital Resources

     As of March 31, 1998, the Company had $26.2 million of cash and cash equivalents on hand. The Company has historically funded its operations and growth, including acquisitions, with cash flow from operations and borrowings.

     For the three months ended March 31, 1998, the Company experienced a net increase in cash from operating activities of $1.5 million. For the period, net income of $4.5 million and depreciation and amortization of $3.5 million were offset primarily by the gain on sale of business of $1.1 million and the net decrease of $7.0 million in operating assets and liabilities (which includes a $10.1 million increase in billed and unbilled receivables).

     For the three months ended March 31, 1998, the Company's investing activities provided $8.2 million in cash. Net cash received in sale of business was $5.3 million and the sale of investments provided $8.0 million. This was partially offset by capital expenditures of $4.1 million and the $1.0 million net cash paid for acquisitions.

     For the three months ended March 31, 1998, the Company's financing activities provided $0.6 million in cash, as net proceeds from stock option exercises of $1.1 million were partially offset by $0.6 million in net repayment of long-term debt.

     In June 1997, the Company obtained a $50.0 million revolving credit facility with First Union National Bank. Interest accrues on amounts borrowed at a floating rate currently equal to LIBOR plus 0.75% per year. Indebtedness under the line is unsecured and subject to certain covenants relating to financial ratios and tangible net worth. The unused portion of the loan is available to provide working capital and for general corporate purposes. As of March 31, 1998, the Company had no amounts outstanding under this facility.

     In August 1997, the Company negotiated a credit facility for $50.0 million with Wachovia Bank, N.A. Interest accrues on amounts borrowed at a floating rate currently equal to LIBOR plus 0.70% per year. Indebtedness under the line is unsecured and subject to certain covenants relating to financial ratios and tangible net worth. The unused portion of the loan is available to provide working capital and for general corporate purposes. As of March 31, 1998, the Company had $3.3 million outstanding under this facility.

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

     The Company currently participates in only a small number of transactions involving multiple currencies. In most of those situations, contractual provisions either limit or reduce the translation risk. Financial statement translation has not, to date, been material to the Company's balance sheet. The reasons for this are that the majority of international operations are located in the United Kingdom, which traditionally has had a relatively stable currency, and that international operations have not accounted for a significant portion of total operations (less than 15%). The Company currently believes that those conditions will persist for at least the following year.

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

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8K


   (a)        Exhibits
              Exhibit 27. Financial Data Schedule (for SEC use only)
   (b)        Reports on Form 8-K
              No reports on Form 8-K were filed during the quarter ended March 31, 1998.

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               PHARMACEUTICAL PRODUCT DEVELOPMENT, INC.
                               ---------------------------------------
                                           (Registrant)





                                        By  /s/ Rudy C. Howard
                                            -------------------------------
                                             Chief Financial Officer, Vice
                                             President of Finance and Treasurer
                                             (Principal Financial Officer)




Date: May 12, 1998