Form 10-Q
period 1998-06-30
PHARMACEUTICAL PRODUCT DEVELOPMENT INC
filed 1998-08-13
CIK 1003124

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549


                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
     For the quarterly period ended June 30, 1998.

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934. For the transition period from ______________ to
     ______________.

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


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 23,253,920 shares of common stock, par value $0.10 per share, as of August 3, 1998.

================================================================================
--------------------------------------------------------------------------------

                                      INDEX
                                                                            Page
                                                                            ----

Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

    Consolidated Condensed Statements of Operations for the Three and
      Six Months Ended June 30, 1998 and 1997 .............................    3

    Consolidated Condensed Balance Sheets as of June 30, 1998
      and December 31, 1997 ...............................................    4

    Consolidated Condensed Statements of Cash Flows for the Six Months Ended
      June 30, 1998 and 1997 ..............................................    5

    Notes to Consolidated Condensed Financial Statements ..................    6

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations ........................................    8

Part II.  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders ..............   13

Item 5.  Other Information .................................................  13

Item 6.  Exhibits and Reports on Form 8-K .................................   13

Signatures ................................................................   14

            PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (unaudited)
                    (in thousands, except per share amounts)

                                                                                Three Months Ended             Six Months Ended
                                                                                      June 30,                      June 30,
                                                                                1998           1997           1998            1997
                                                                             ---------       --------       ---------      ---------
Life sciences revenues, net of subcontractor costs of $24,468,
   $16,037, $43,594 and $34,784, respectively                                $  57,387      $  47,929       $ 109,428      $  93,894
Environmental sciences revenues, net of subcontractor costs of
   $1,955, $1,549, $4,447 and $3,075, respectively                              12,793         12,123          25,489         23,832
Discovery sciences revenues, net of subcontractor costs of
   $13, $0, $35 and $0, respectively                                                79             13             191             17

     Net revenue                                                                    --             --              --             --
                                                                                70,259         60,065         135,108        117,743
                                                                             ---------      ---------       ---------      ---------

Direct costs - Life sciences                                                    28,397         24,113          55,068         48,227
Direct costs - Environmental sciences                                            8,997          8,294          17,960         16,632
Direct costs - Discovery sciences                                                  852            323           1,703            480
Selling, general and administrative expenses                                    21,227         17,677          40,313         34,294
Depreciation and amortization                                                    3,447          3,065           6,925          5,807
Merger costs                                                                        --             69              --            512
Acquired in-process research and development costs                               3,163          9,112           3,163          9,112
                                                                             ---------      ---------       ---------      ---------
                                                                                66,083         62,653         125,132        115,064
                                                                             ---------      ---------       ---------      ---------
     Operating income (loss)                                                     4,176         (2,588)          9,976          2,679
Interest income, net                                                               263            271             502            616
Other income (expense), net                                                        312             93           1,706             52
                                                                             ---------      ---------       ---------      ---------
Income (loss) before income taxes                                                4,751         (2,224)         12,184          3,347
Provision (benefit) for income taxes                                             1,876           (878)          4,773          1,350
                                                                             ---------      ---------       ---------      ---------
Net income (loss)                                                            $   2,875      $  (1,346)      $   7,411      $   1,997
                                                                             =========      =========       =========      =========

Net income (loss) per share:
Basic                                                                        $    0.12      $   (0.06)      $    0.32      $    0.09
                                                                             =========      =========       =========      =========
Diluted                                                                      $    0.12      $   (0.06)      $    0.32      $    0.09
                                                                             =========      =========       =========      =========

Weighted average number of common shares outstanding:
     Basic                                                                      23,079         22,490          23,052         22,464
     Dilutive effect of stock options                                              167             74             139             74
                                                                             ---------      ---------       ---------      ---------
     Diluted                                                                    23,246         22,564          23,191         22,538
                                                                             =========      =========       =========      =========




     The accompanying notes are an integral part of these consolidated condensed financial statements.

            PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                 (in thousands)


                                     Assets

                                                               June 30,         December 31,
                                                                1998               1997
                                                              ---------         ------------
                                                            (unaudited)
Current assets
  Cash and cash equivalents                                   $  19,772         $  15,879
  Marketable securities                                               -             7,994
  Accounts receivable and unbilled services, net                119,357           101,554
  Investigator advances                                           1,473             1,870
  Prepaid expenses and other current assets                       7,107             7,227
  Deferred tax asset                                              1,278             1,973
                                                              ---------         ---------
    Total current assets                                        148,987           136,497

Property, plant and equipment, net                               38,007            34,902
Goodwill, net                                                    14,940            18,026
Other assets, net                                                 8,434             7,622
                                                              ---------         ---------
    Total assets                                              $ 210,368         $ 197,047
                                                              =========         =========

                      Liabilities and Shareholders' Equity
Current liabilities
  Current maturities of long-term debt                        $   4,128         $   4,906
  Accounts payable                                                6,929             6,249
  Payables to investigators                                       5,844             4,138
  Other accrued expenses                                         24,368            23,532
  Unearned income                                                29,539            27,722
                                                              ---------         ---------
    Total current liabilities                                    70,808            66,547

Long-term debt, less current maturities                             355               340
Deferred rent and other                                           2,286             2,555
                                                              ---------         ---------
    Total liabilities                                            73,449            69,442
                                                              ---------         ---------

Shareholders' equity
  Common stock                                                    2,310             2,295
  Paid-in capital                                               117,958           115,680
  Unrealized gain on investments and marketable securities,
  net                                                                --               168
  Cumulative translation adjustment                                (920)             (650)
  Retained earnings                                              17,571            10,112
                                                              ---------         ---------
    Total shareholders' equity                                  136,919           127,605
                                                              ---------         ---------

    Total liabilities and shareholders' equity                $ 210,368         $ 197,047
                                                              =========         =========

     The accompanying notes are an integral part of these consolidated condensed financial statements.

            PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                                 (in thousands)

                                                                      Six Months Ended
                                                                           June 30,
                                                                    ---------------------
                                                                       1998       1997
                                                                    --------    --------
Cash flows from operating activities:
  Net income                                                        $  7,411    $  1,997
  Adjustments to reconcile net income to net cash
  provided by (used in) operating activities:
     Depreciation and amortization                                     6,925       5,807
     Acquired in-process research and development costs                3,163       9,112
     Gain on sale of business                                         (1,071)         --
     Other                                                             1,093      (4,230)
     Merger expenses                                                      --      (6,253)
     Change in operating assets and liabilities                      (13,802)     (6,658)
                                                                    --------    --------
        Net cash provided by (used in) operating activites             3,719        (225)
                                                                    --------    --------

Cash flows from investing activities:
     Purchases of investments                                             --     (10,972)
     Sale of investments                                               8,000      17,240
     Purchases of property and equipment                             (10,254)     (6,351)
     Net cash paid for acquisitions                                   (1,006)     (8,121)
     Net cash paid for acquisition of in-process research
        and development costs                                         (3,163)         --
     Net cash received in sale of business                             5,285          --
     Other                                                                --         174
                                                                    --------    --------
        Net cash used in investing activities                         (1,138)     (8,030)
                                                                    --------    --------

Cash flows from financing activities:
     Repayment of long-term debt                                        (739)       (201)
     Proceeds from issuance of common stock                            2,273       1,634
     Distributions to shareholders                                        --        (430)
     Other                                                                48          --
                                                                    --------    --------
        Net cash used in financing activities                          1,582       1,003
                                                                    --------    --------
Effect of exchange rate changes on cash                                 (270)     (1,343)
                                                                    --------    --------
Net increase (decrease) in cash and cash equivalents                   3,893      (8,595)
Cash and cash equivalents, beginning of the period                    15,879      21,838
                                                                    --------    --------
Cash and cash equivalents, end of the period                        $ 19,772    $ 13,243
                                                                    ========    ========

     The accompanying notes are an integral part of these consolidated condensed financial statements.

            PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (unaudited)

1.   ACCOUNTING POLICIES

     The significant accounting policies followed by Pharmaceutical Product Development, Inc. (the "Company") for interim financial reporting are consistent with the accounting policies followed for annual financial reporting. These unaudited consolidated condensed financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X, and in management's opinion, all adjustments of a normal recurring nature necessary for a fair presentation have been included. The accompanying consolidated condensed financial statements do not purport to contain all the necessary financial disclosures that might otherwise be necessary in the circumstances and should be read in conjunction with the consolidated financial statements and notes thereto in the Company's Annual Report for the year ended December 31, 1997. The results of operations for the three month and six month periods ended June 30, 1998 are not necessarily indicative of the results to be expected for the full year or any other period. The amounts on the December 31, 1997 consolidated condensed balance sheet have been derived from the audited financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

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

3.   ACQUISITIONS

     Purchases

     In January 1998, the Company acquired two environmental consulting businesses for a total of $1,000,000 in cash and the potential for the former owners to earn an additional amount depending on the profitability of the businesses for a certain period after the acquisition. In connection with these acquisitions, the Company recorded approximately $900,000 in goodwill. Pro forma information is not presented as the acquired company's results of operations prior to the dates of the acquisitions were not material individually or collectively to the Company.

     In January 1997, the Company acquired Technical Assessment Systems, Inc. for $490,000 cash, a note for approximately $300,000 and the potential to earn an additional amount depending on their profitability for a certain period after the acquisition. In connection with the acquisition, the Company recorded $1,070,000 in goodwill. In June 1997, the Company acquired the GSX System, a functional genomics platform technology. The GSX System was purchased for approximately $8,700,000 in cash. Liabilities assumed in this transaction were $832,000. Pro forma information is not presented as the acquired company's results of operations prior to the dates of the acquisitions were not material individually or collectively to the Company.

     Pooling

     In March 1997, the Company acquired Belmont Research, Inc. ("Belmont"). The consideration for Belmont consisted of 502,384 shares of the Company's common stock plus options to purchase approximately 115,000 shares of Company common stock. In June 1997, the Company acquired SARCO, Inc. ("SARCO"). The consideration for SARCO consisted of 263,158 shares of the Company's common stock. In November 1997, the Company acquired Intek Labs, Inc. ("Intek"). The consideration for Intek consisted of 399,999 shares of the Company's common stock. All three of these acquisitions were accounted for as pooling of interests transactions. Pro forma information is not presented as the acquired company's results of operations prior to the year of the acquisitions were not material individually or collectively to the Company.

           PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (unaudited)


4.   PER SHARE INFORMATION

     The computation of basic income per share information is based on the weighted average number of common shares outstanding during the period. The computation of diluted income per share information is based on the weighted average number of common shares outstanding during the period plus the effects of any dilutive common stock equivalents at period end.

5.   SALE OF BUSINESS

     On February 27, 1998, the Company, through its subsidiary Clinix International Inc., sold the business and assets of the Chicago Center for Clinical Research ("CCCR"). The selling price was approximately $7,785,000 in the form of cash and a promissory note payable over five years. The sale resulted in a gain of approximately $1,071,000 which was recognized as other income during the first quarter of 1998. As part of the sales agreement, the Company will continue to provide CCCR with certain clinical and administrative services over the next several quarters.

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

7.   COMPREHENSIVE INCOME

     On January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"). As required by SFAS No. 130, prior year information has been modified to conform with the new presentation.

     The Company's total comprehensive income (loss) for the three month periods ended June 30, 1998 and 1997 was $2,559,000 and $(2,212,000), respectively, and for the six month periods ended June 30, 1998 and 1997 was $7,141,000 and $612,000, respectively. Information concerning the components of the Company's other comprehensive income (loss) for the three and six month periods ended June 30, 1998 and 1997 is as follows (in thousands):

                                        Three Months Ended June 30,                Six Months Ended June 30,
                                           1998           1997                     1998           1997
                                        ---------------------------                -------------------------
Cumulative translation adjustment         $(316)         $(865)                        $(270)       $(1,307)

Unrealized gain on investments               --             (1)                           --            (78)

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Company Overview

     Pharmaceutical Product Development, Inc. ("PPDI" or "the Company") provides a broad range of research and consulting services in the life, environmental and discovery sciences. The Company's Life Sciences Group provides services through
(i) PPD Pharmaco, Inc. and its wholly-owned European, South American, South African, Australian and Canadian subsidiaries (collectively "PPD Pharmaco"),
(ii) Belmont Research, Inc. ("Belmont"), and (iii) Intek Labs, Inc. ("Intek"). PPD Pharmaco is a leading contract research organization ("CRO"), providing integrated product development services on a global basis to complement the research and development activities of companies in the pharmaceutical and biotechnology industries. Through its environmental sciences subsidiary, APBI Environmental Sciences Group, Inc., operating under the trade name ENVIRON, the Company also provides assessment and management of chemical and environmental health risk. PPD Discovery, Inc., the Company's discovery sciences subsidiary, focuses on the discovery segment of the research and development outsourcing market.

     Life Sciences Group

     PPD Pharmaco offers its clients high quality, value-added services designed to reduce drug development time. Reduced development time allows the client to get its products into the market faster and to maximize the period of marketing exclusivity and the economic return for such products. In addition, PPD Pharmaco's integrated services offer its clients a variable cost alternative to the fixed costs associated with internal drug development. PPD Pharmaco's professional CRO services include Phase I clinical testing, laboratory services, patient recruitment, Phase II-IV clinical trial management, clinical data management and biostatistical analysis, treatment Investigational New Drug Applications, medical writing and regulatory services, and healthcare economics and outcomes research. The Company believes that it is one of only a few CROs in the world capable of providing such a broad range of clinical development services.

     Belmont was acquired by the Company in March 1997. Belmont provides software development and system integration services to the pharmaceutical industry. Belmont's clients include international and domestic pharmaceutical and biotechnology companies, scientific software vendors and government agencies including the FDA. Belmont also develops specialized software products to support different aspects of the pharmaceutical research process, including drug discovery, clinical trials and regulatory review. Current Belmont software products include Resolve TM, which manages data queries to investigator sites, and CrossGraphs (R), which is used for exploration and presentation of research data.

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

     The Life Sciences Group also includes Clinix International, Inc., which in August 1995 acquired the business and substantially all of the assets of Chicago Center for Clinical Research ("CCCR"), a nationally recognized organization which conducts clinical trials in the pharmaceutical, food and nutrition industries. The Company sold substantially all of the assets of CCCR in February 1998. For more detailed information on the Company's Life Sciences Group, see the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

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

     Discovery Sciences Group

     PPD Discovery, Inc. ("PPD Discovery") was established in June 1997, at which time the Company acquired SARCO, Inc. ("SARCO"), a combinational chemistry company, and the GSX System, a functional genomics platform technology. These acquisitions form the basis of a group of wholly-owned subsidiaries focused on the discovery research segment of the research and development outsourcing market. In May 1998, the Company created Subsidiary No. 5, Inc., a subsidiary of PPD which holds licenses to a number of compounds in the genitourinary field. For more detailed information on the Company's Discovery Sciences Group, see the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

FORWARD-LOOKING STATEMENTS

     Statements in this Management's Discussion and Analysis that are not descriptions of historical facts are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and reflect management's current view with respect to certain future events and financial performance that are subject to risks and uncertainties. Although the Company has attempted to be accurate in making those forward-looking statements, it is possible that the assumptions made by management may not materialize. In addition, other important factors which could cause results to differ materially include the following: economic conditions in the pharmaceutical and biotechnology industries; outsourcing trends in the pharmaceutical and biotechnology industries; risks associated with acquisitions; loss of large contracts; competition within the CRO industry; continued success in sales growth; the ability to attract and retain key personnel; and the other risk factors set forth from time to time in the Company's other SEC filings, copies of which are available upon request from PPD's investor relations department. Since a large percentage of the Company's operating costs are relatively fixed, variations in the timing and progress of large contracts can materially affect results. See "Potential Volatility of Quarterly Operating Results and Stock Price".

RESULTS OF OPERATIONS

General

        In January 1998, the Company acquired two environmental consulting businesses for $1,000,000. These acquisitions were accounted for using the purchase method of accounting and resulted in the Company recording approximately $900,000 in goodwill. In May 1998, the Company created Subsidiary No. 5, Inc., a subsidiary of PPD which holds licenses to a number of compounds in the genitourinary field. As a result of this transaction, the Company recorded one-time acquired in-process research and development of $3.2 million in the second quarter of 1998.

        During the second quarter of 1998, net income, excluding nonrecurring costs (acquired in-process research and development costs, the gain relating to the sale of CCCR and merger costs), increased 13.8% to $4.8 million, from $4.2 million for the same period in 1997. On that basis, operating income increased by 11.3% to $7.3 million from $6.6 million a year earlier. If the nonrecurring costs are included, net income rose $4.2 million to $0.12 per share.

Three Months Ended June 30, 1998 Versus Three Months Ended June 30, 1997

     Net revenue increased $10.2 million, or 17.0%, to $70.3 million in 1998 from $60.1 million last year. The Life Sciences Group's operations accounted for 81.7% of the Company's net revenue for the 1998 period as compared to 79.8% for the 1997 period. The Life Sciences Group generated net revenue of $57.4 million, up $9.5 million, or 19.7%, from last year. The growth in the Life Sciences Group operations was due primarily to an increase in the size, scope and number of contracts in the clinical development and biostatistics business. Net revenue from ENVIRON, the Company's Environmental Sciences Group, representing 18.2% of the Company's net revenue for the second quarter 1998, was $12.8 million, compared with $12.1 million in 1997.

     Total direct costs increased 16.9% to $38.3 million from $32.7 million last year and remained relatively constant as a percentage of net revenue at 54.4% for 1998 and 54.5% for 1997. The Life Science Group's direct costs as a percentage of related net revenue declined to 49.5% from 50.3% last year. This decrease is principally due to higher labor utilization and a focused effort to control costs across all business segments. ENVIRON's direct costs as a percentage of related net revenue increased to 70.3% from 68.4% last year.

     Selling, general and administrative ("SG&A") expenses increased 20.1% to $21.2 million from $17.7 million in 1997. As a percentage of net revenue, SG&A expenses increased to 30.2% from 29.4% last year. The SG&A increase as a percentage of net revenue is primarily attributable to the recent investment in the Company's business development and marketing department, as well as, the addition of the SG&A of the Discovery Sciences Group, which began operations in July 1997.

     Total depreciation and amortization expense of $3.5 million was $0.4 million, or 12.5%, higher than last year. The increase was related to the Company's growth, as well as the depreciation of the ongoing capital investment in the Company's base business.

     The Company recorded one-time acquired in-process research and development of $3.2 million in the second quarter of 1998. These costs were charged to operations upon the creation of Subsidiary No. 5, Inc. and subsequent to the purchase of six licenses to genitourinary compounds. The Company immediately expensed the acquired in-process research and development costs because it believes that the compounds have no alternative future use and have not reached technological feasibility.

     Operating income increased $6.8 million to an operating income of $4.2 million for the three months ended June 30, 1998, as compared to an operating loss of $2.6 million for the three months ended June 30, 1997. As a percentage of net revenue, excluding nonrecurring costs, the quarterly operating income of 10.5% represents a decline from the operating income of 11.0% of net revenue for the same period last year. This decline was primarily due to the increase in SG&A mentioned above.

     Net income of $2.9 million represents an improvement of $4.2 million over the same quarter a year ago. Net income per basic and diluted share of $0.12 compares to net loss per basic and diluted share of $0.06 for the same period last year. Excluding nonrecurring costs, the Company's net income of $4.8 million was 13.8% higher than last year's net income of $4.2 million. On an equivalent earnings-per-share basis, the net income per diluted share, excluding nonrecurring costs, of $0.21 compares to $0.19 for the same period last year computed on 0.7 million less shares outstanding.

Six Months Ended June 30, 1998 Versus Six Months Ended June 30, 1997

     Net revenue increased $17.4 million, or 14.8%, to $135.1 million in 1998 from $117.7 million last year. The Life Sciences Group's operations accounted for 81.0% of the Company's net revenue for the 1998 period as compared to 79.7% for the 1997 period. The Life Sciences Group generated net revenue of $109.4 million, up $15.5 million, or 16.5%, from last year. The growth in the Life Sciences Group operations was due primarily to an increase in the size, scope and number of contracts in the clinical development and biostatistics business. Net revenue from ENVIRON, the Company's Environmental Sciences Group, representing 18.9% of the Company's net revenues in the first six months was $25.5 million, compared with $23.8 million in 1997.

     Total direct costs increased 14.4% to $74.7 million from $65.3 million last year and remained relatively constant as a percentage of net revenue at 55.3% for 1998 and 55.5% for 1997. The Life Science Group's direct costs as a percentage of related net revenue declined to 50.3% from 51.4% last year. This decrease is principally due to higher labor utilization and a focused effort to control costs across all business segments. ENVIRON's direct costs as a percentage of related net revenue increased slightly to 70.5% from 69.8% last year.

     Selling, general and administrative ("SG&A") expenses increased 17.6% to $40.3 million from $34.3 million in 1997. As a percentage of net revenue, SG&A expenses increased to 29.8% from 29.1% last year. The SG&A increase as a percentage of net revenue is primarily attributable to the recent investment in the Company's business development and marketing department, as well as, the addition of the SG&A of the Discovery Sciences Group, which began operations in July 1997.

     Total depreciation and amortization expense of $6.9 million was $1.1 million, or 19.3%, higher than last year. The increase was related to the Company's growth, as well as the depreciation of the ongoing capital investment in the Company's base business.

     Operating income increased $7.3 million to $10.0 million for the six months ended June 30, 1998, as compared to $2.7 million for the six months ended June 30, 1997. As a percentage of net revenue, excluding nonrecurring costs, the operating income of 9.7% represents a decline from the operating income of 10.5% of net revenue for the same period last year. This decline was due primarily to the increase in SG&A mentioned above.

     Net income of $7.4 million represents an improvement of $5.4 million over the same period a year ago. Net income per basic and diluted share of $0.32 compares to net income per basic and diluted share of $0.09 for the same period last year. Excluding the nonrecurring costs, the Company's net income of $8.6 million was 10.5% higher than last year's net income of $7.8 million. On an equivalent earnings-per-share basis, the net income per diluted share, excluding nonrecurring costs, of $0.37 compares to $0.35 for the same period last year computed on 0.7 million less shares outstanding.

Liquidity and Capital Resources

     As of June 30, 1998, the Company had $19.8 million of cash and cash equivalents on hand. The Company has historically funded its operations and growth, including acquisitions, with cash flow from operations and borrowings.

     For the six months ended June 30, 1998, the Company experienced a net increase in cash from operating activities of $3.7 million. For the period, net income of $7.4 million, and depreciation and amortization of $6.9 million were partially offset by the gain on sale of business of $1.1 million and the net change of $13.8 million in operating assets and liabilities (which includes a $20.8 million increase in billed and unbilled receivables).

     For the six months ended June 30, 1998, the Company's investing activities used $1.1 million in cash. Net cash received in sale of business was $5.3 million and the sale of investments provided $8.0 million. This was more than offset by capital expenditures of $10.3 million, cash paid for the purchase of technology of $3.2 and the $1.0 million net cash paid for acquisitions.

     For the six months ended June 30, 1998, the Company's financing activities provided $1.6 million in cash, as net proceeds from stock option exercises of $2.3 million were partially offset by $0.7 million in net repayment of long-term debt.

     In June 1998, the Company entered into a $50.0 million revolving credit facility with First Union National Bank. Interest accrues on amounts borrowed at a floating rate currently equal to LIBOR plus 0.625% per year. Indebtedness under the line is unsecured and subject to certain covenants relating to financial ratios and tangible net worth. The unused portion of the loan is available to provide working capital and for general corporate purposes. As of June 30, 1998, the Company had $15.0 million reserved under this facility in the form of a letter of credit.

     In August 1997, the Company entered into a credit facility for $50.0 million with Wachovia Bank, N.A. Interest accrues on amounts borrowed at a floating rate currently equal to LIBOR plus 0.70% per year. Indebtedness under the line is unsecured and subject to certain covenants relating to financial ratios and tangible net worth. The unused portion of the loan is available to provide working capital and for general corporate purposes. As of June 30, 1998, the Company had $3.3 million outstanding under this facility.

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

Year 2000 Compliance

     Computers, software and other equipment utilizing microprocessors that use only two digits to identify a year in a date field may be unable to process accurately certain date-based information at or after the year 2000. This is commonly referred to as the "Year 2000 issue," and the Company is addressing this issue on primarily two fronts. First, the Company has requested Year 2000 compliance certification from each of its major vendors and suppliers for their hardware or software products or documentation on what aspects of their products are not Year 2000 compliant and what steps they are taking to ensure compliance by Year 2000. Secondly, the Company has established a separate team to coordinate solutions to the Year 2000 issue for our small number of internally developed systems, with a goal of having all of its internal systems Year 2000 compliant by the end of first quarter of 1999. In addition, our purchasing policy for all new products requires Year 2000 compliance. The Company currently does not expect that the cost of its Year 2000 compliance program will be material to its financial condition or results of operations or that its business will be adversely affected by the Year 2000 issue in any material respect. Nevertheless, achieving Year 2000 compliance is dependent on many factors, some of which are not completely within the Company's control. Should either the Company's internal systems or the internal systems of one or more significant vendors or suppliers fail to achieve Year 2000 compliance, the Company's business and its results of operations could be adversely affected.

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

Part II.  Other Information

Item 4.   Submission of Matters to a Vote of Security Holders

     The 1998 Annual Meeting of Shareholders of the Company was held on May 13, 1998.

     At the Annual Meeting, the following directors were elected to office for the ensuing year and were approved by the following votes:

                                                    For                     Against
                                                ----------                ----------
        Ernest Mario                            17,873,920                  7,674
        Fredric N. Eshelman                     17,873,920                  8,074
        John A. McNeill, Jr.                    17,873,210                  8,384
        Stuart Bondurant                        17,872,960                  8,634
        Frederick Frank                         17,866,175                 15,419
        Frank E. Loy                            17,872,860                  8,734
        Thomas D'Alonzo                         17,874,020                  7,574

Item 5. Other Information

     Pursuant to recently amended Rule 14a-4 promulgated under the Securities Exchange Act of 1934, as amended, a shareholder seeking to have a proposal considered at the Company's 1999 Annual Meeting of Shareholders must notify the Company by February 15, 1999 (based on tentatively scheduled Annual Meeting) or the persons appointed as proxies. Proxies may exercise their discretionary voting authority on the proposal notwithstanding that the shareholders have not been advised of the proposal in the proxy statement. Any proposals submitted by shareholders must comply in all respects with the rules and regulations of the Securities and Exchange Commission and the Company's Bylaws.

Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits

     Exhibit 10.111 Employment  Agreement dated May 22, 1998 between  Subsidiary
                    No. 5, Inc. and Karl B. Thor.

     Exhibit 10.112 Severance  Agreement  dated May 22, 1998 between  Subsidiary
                    No. 5, Inc. and Karl B. Thor.

     Exhibit 10.113 Note  and  Loan  Agreement,  dated  June  24,  1998  between
                    Pharmaceutical Product Development, Inc. and First Union National Bank.

     Exhibit 10.114 Lease  Agreement  dated June 26, 1998 between,  Weeks Realty
                    Limited  Partnership  and  PPD  Pharmaco,  Inc.

     Exhibit 27     Financial Data Schedule (for SEC use only)

(b)  Reports on Form 8-K

     No reports on Form 8-K were filed during the quarter ended June 30, 1998

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        PHARMACEUTICAL PRODUCT DEVELOPMENT, INC.
                                        ----------------------------------------
                                                      (Registrant)

                                     By /s/ Rudy C. Howard
                                       ---------------------------------------
                                       Chief Financial Officer, Vice President
                                       of Finance and Treasurer
                                       (Principal Financial Officer)



Date:  August 13, 1998