Form 10-Q
period 1998-09-30
PHARMACEUTICAL PRODUCT DEVELOPMENT INC
filed 1998-11-13
CIK 1003124

===============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549


                                    FORM 10-Q

(MARK ONE)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES AND EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 1998.

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


    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes X   No
                                             ----

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 23,345,177 shares of common stock, par value $0.10 per share, as of October 29, 1998.


===============================================================================

                                      INDEX

                                                                                                       PAGE

PART I.  FINANCIAL INFORMATION
Item 1. Financial Statements
     Consolidated Condensed Statements of Operations for the Three and Nine Months Ended
       September 30, 1998 and 1997..................................................................     3
     Consolidated Condensed Balance Sheets as of September 30, 1998
       and December 31, 1997........................................................................     4
     Consolidated Condensed Statements of Cash Flows for the Nine Months Ended
       September 30, 1998 and 1997..................................................................     5
     Notes to Consolidated Condensed Financial Statements...........................................     6
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.......     8
PART II. OTHER INFORMATION
Item 6. Exhibits and Reports on Form 8-K............................................................    14
Signatures..........................................................................................    15
Index to Exhibits...................................................................................    16



            PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                               Three Months Ended                Nine Months Ended
                                                                   September 30,                     September 30,
                                                                 1998            1997               1998         1997
                                                              -----------    ---------            ---------------------

Life sciences revenues, net of subcontractor costs of $27,666,
   $15,658, $71,262 and $54,097, respectively                   $  61,357    $  46,145           $ 170,786    $ 140,039
Environmental sciences revenues, net of subcontractor costs of
   $2,471, $1,398, $6,917 and $4,473, respectively                 12,650       12,030              38,139       35,862
Discovery sciences revenues, net of subcontractor costs of
   $10, $26, $43 and $26, respectively                                 96           98                 286          115
                                                                ---------    ---------           ---------    ---------
Net revenue                                                        74,103       58,273             209,211      176,016
                                                                ---------    ---------           ---------    ---------


Direct costs - Life sciences                                       30,773       22,720              85,840       70,947
Direct costs - Environmental sciences                               9,184        8,422              27,144       25,054
Direct costs - Discovery sciences                                     935          583               2,639        1,063
Selling, general and administrative expenses                       21,143       16,704              61,456       50,998
Depreciation and amortization                                       3,493        3,179              10,418        8,986
Merger costs                                                            -            -                   -          512
Acquired in-process research and development costs                      -            -               3,163        9,112
                                                                ---------    ---------           ---------    ---------
                                                                   65,528       51,608             190,660      166,672
                                                                ---------    ---------           ---------    ---------
Operating income                                                    8,575        6,665              18,551        9,344
Interest income, net                                                  330          154                 832          770
Other income (expense), net                                           394          146               2,100          198
                                                                ---------    ---------           ---------    ---------
Income before income taxes                                          9,299        6,965              21,483       10,312
Provision for income taxes                                          3,673        2,751               8,446        4,101
                                                                ---------    ---------           ---------    ---------
Net income                                                      $   5,626        4,214           $  13,037    $   6,211
                                                                =========    =========           =========    =========

Net income per share:
Basic                                                           $     0.24   $     0.19          $    0.56    $     0.28
                                                                ==========   ==========          =========    ==========
Diluted                                                         $     0.24   $     0.19          $    0.56    $     0.28
                                                                ==========   ==========          =========    ==========

Weighted average number of common shares outstanding:
     Basic                                                         23,267       22,533              23,124       22,487
     Dilutive effect of stock options                                 178           88                 152           93
                                                                ---------    ---------           ---------    ---------
     Diluted                                                       23,445       22,621              23,276       22,580
                                                                =========    =========           =========    =========




The accompanying notes are an integral part of these consolidated condensed financial statements.


            PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                 (IN THOUSANDS)


                                     ASSETS

                                                                         September 30,             December 31,
                                                                             1998                      1997
                                                                         --------------            -------------
                                                                           (unaudited)

Current assets
   Cash and cash equivalents                                               $    26,178              $    15,879
   Marketable securities                                                             -                    7,994
   Accounts receivable and unbilled services, net                              128,723                  101,554
   Investigator advances                                                         1,226                    1,870
   Prepaid expenses and other current assets                                     8,199                    7,227
   Deferred tax asset                                                            1,280                    1,973
                                                                           -----------              -----------
     Total current assets                                                      165,606                  136,497

Property, plant and equipment, net                                              40,154                   34,902
Goodwill, net                                                                   14,880                   18,026
Other assets, net                                                                8,204                    7,622
                                                                           -----------              -----------
     Total assets                                                          $   228,844              $   197,047
                                                                           ===========              ===========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
   Current maturities of long-term debt                                    $     3,933              $     4,906
   Accounts payable                                                              6,904                    6,249
   Payables to investigators                                                     6,661                    4,138
   Other accrued expenses                                                       30,226                   23,532
   Unearned income                                                              32,087                   27,722
                                                                           -----------              -----------
     Total current liabilities                                                  79,811                   66,547

Long-term debt, less current maturities                                            292                      340
Deferred rent and other                                                          2,167                    2,555
                                                                           -----------              -----------
     Total liabilities                                                          82,270                   69,442
                                                                           -----------              -----------

Shareholders' equity
   Common stock                                                                  2,330                    2,295
   Paid-in capital                                                             120,887                  115,680
   Unrealized gain on investments and marketable securities, net                     -                      168
   Cumulative translation adjustment                                               160                     (650)
   Retained earnings                                                            23,197                   10,112
                                                                           -----------              -----------
     Total shareholders' equity                                                146,574                  127,605
                                                                           -----------              -----------

     Total liabilities and shareholders' equity                            $   228,844              $   197,047
                                                                           ===========              ===========

The accompanying notes are an integral part of these consolidated condensed financial statements.


            PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)


                                                                                   Nine Months Ended
                                                                                       September 30,
                                                                             ------------------------------
                                                                             1998                      1997
                                                                             ------                    ------
Cash flows from operating activities:
   Net income                                                              $    13,037              $     6,211
   Adjustments to reconcile net income to net cash
   provided by (used in) operating activities:
      Depreciation and amortization                                             10,418                    8,986
      Acquired in-process research and development costs                         3,163                    9,112
      Gain on sale of business                                                  (1,071)                       -
      Other                                                                        925                     (401)
      Change in operating assets and liabilities                               (14,804)                 (20,613)
                                                                           -----------              -----------
         Net cash provided by operating activities                              11,668                    3,295
                                                                           -----------              -----------

Cash flows from investing activities:
      Purchases of investments                                                       -                  (10,972)
      Sale of investments                                                        8,000                   17,240
      Purchases of property and equipment                                      (15,568)                 (10,635)
      Net cash paid for acquisitions                                            (1,006)                  (8,121)
      Net cash paid for acquisition of in-process research
         and development costs                                                  (3,163)                       -
      Net cash received in sale of business                                      5,285                        -
      Other                                                                          -                      174
                                                                           -----------              -----------
         Net cash used in investing activities                                  (6,452)                 (12,314)
                                                                           -----------              -----------

Cash flows from financing activities:
      Repayment of long-term debt                                                 (998)                    (530)
      Other long-term borrowings                                                     -                      138
      Proceeds from issuance of common stock                                     5,222                    2,152
      Distributions to shareholders                                                  -                     (430)
      Other                                                                         49                        -
                                                                           -----------              -----------
         Net cash provided by financing activities                               4,273                    1,330
                                                                           -----------              -----------
Effect of exchange rate changes on cash                                            810                   (1,373)
                                                                           -----------              -----------
Net increase (decrease) in cash and cash equivalents                            10,299                   (9,062)
Cash and cash equivalents, beginning of the period                              15,879                   21,838
                                                                           -----------              -----------
Cash and cash equivalents, end of the period                               $    26,178              $    12,776
                                                                           ===========              ===========




The accompanying notes are an integral part of these consolidated condensed financial statements.

            PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.       ACCOUNTING POLICIES

         The significant accounting policies followed by Pharmaceutical Product Development, Inc. (the "Company") for interim financial reporting are consistent with the accounting policies followed for annual financial reporting. These unaudited consolidated condensed financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X, and in management's opinion, all adjustments of a normal recurring nature necessary for a fair presentation have been included. The accompanying consolidated condensed financial statements do not purport to contain all the necessary financial disclosures that might otherwise be necessary in the circumstances and should be read in conjunction with the consolidated financial statements and notes thereto in the Company's Annual Report on Form 10-K for the year ended December 31, 1997. The results of operations for the three month and nine month periods ended September 30, 1998 are not necessarily indicative of the results to be expected for the full year or any other period. The amounts on the December 31, 1997 consolidated condensed balance sheet have been derived from the audited financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

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








3.       ACQUISITIONS

PURCHASES

         In January 1998, the Company acquired two environmental consulting businesses for a total of $1,000,000 in cash and the potential for the former owners to earn an additional amount depending on the profitability of the businesses for a certain period after the acquisition. In connection with these acquisitions, the Company recorded approximately $900,000 in goodwill. Pro forma information is not presented as the acquired companies' results of operations prior to the dates of the acquisitions were not material individually or collectively to the Company.

         In January 1997, the Company acquired Technical Assessment Systems, Inc. for $490,000 cash, a note for approximately $300,000 and the potential to earn an additional amount depending on their profitability for a certain period after the acquisition. In connection with the acquisition, the Company recorded $1,070,000 in goodwill. In June 1997, the Company acquired the GSX System, a functional genomics platform technology. The GSX System was purchased for approximately $8,700,000 in cash. Liabilities assumed in this transaction were $832,000. Pro forma information is not presented as the results of operations of the acquired company and technology prior to the dates of the acquisitions were not material individually or collectively to the Company.

POOLING

         In March 1997, the Company acquired Belmont Research, Inc. ("Belmont"). The consideration for Belmont consisted of 502,384 shares of the Company's common stock plus options to purchase approximately 115,000 shares of Company common stock. In June 1997, the Company acquired SARCO, Inc. ("SARCO"). The consideration for SARCO consisted of 263,158 shares of the Company's common stock. In November 1997, the Company acquired Intek Labs, Inc. ("Intek"). The consideration for Intek consisted of 399,999 shares of the Company's common stock. All three of these acquisitions were accounted for as pooling of interests transactions. Pro forma information is not presented as the acquired companies' results of operations prior to the year of the acquisitions were not material individually or collectively to the Company.

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

5.       SALE OF BUSINESS

         In February 1998, the Company, through its subsidiary Clinix International Inc., sold substantially all of the assets of the Chicago Center for Clinical Research ("CCCR"). The selling price was approximately $7,785,000 in the form of cash and a promissory note payable over five years. The sale resulted in a gain of approximately $1,071,000 which was recognized as other income during the first quarter of 1998. As part of the sales agreement, the Company will continue to provide CCCR with certain clinical and administrative services for an agreed upon amount through the first quarter of 1999.

6.       NEW ACCOUNTING PRONOUNCEMENTS

         The Company will adopt Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131"), for the year ending December 31, 1998. SFAS No. 131 requires the Company to report certain information about operating segments in complete sets of financial statements and in condensed financial statements of interim period issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. The Company does not expect this new pronouncement to have a significant impact on its financial statements.

         The Company will adopt Statement of Financial Accounting Standards No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits" ("SFAS No. 132"), for the year ending December 31, 1998. SFAS No. 132 standardizes the disclosure requirements for pensions and other postretirement benefits to the extent practicable, requires additional information and changes in the benefit obligations and fair values of plan assets that will facilitate financial analysis, and eliminates certain disclosures that are no longer useful. The Company does not expect this new pronouncement to have a significant impact on its financial statements.

7.       COMPREHENSIVE INCOME

         On January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"). As required by SFAS No. 130, prior year information has been modified to conform with the new presentation.

         The Company's total comprehensive income for the three month periods ended September 30, 1998 and 1997 was $6,706,000 and $3,738,000, respectively, and for the nine month periods ended September 30, 1998 and 1997 was $13,847,000 and $4,350,000, respectively. Information concerning the components of the Company's other comprehensive income (loss) for the three and nine month periods ended September 30, 1998 and 1997 is as follows (in thousands):


                                  Three Months Ended September 30,   Nine Months Ended September 30,
                                    1998               1997          1998               1997
                                   ------------------------------   --------------------------------

Cumulative translation adjustment  1,080              (95)            810           (1,402)

Unrealized gain on investments        -              (381)              -             (459)


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

COMPANY OVERVIEW

     Pharmaceutical Product Development, Inc. ("PPDI" or "the Company") provides a broad range of research and consulting services in the life, environmental and discovery sciences. The Company's Life Sciences Group provides services through
(i) PPD Pharmaco, Inc. and its wholly-owned European, South American, South African, Asian, Australian and Canadian subsidiaries (collectively "PPD Pharmaco"), (ii) Belmont Research, Inc. ("Belmont"), and (iii) Intek Labs, Inc. ("Intek"). PPD Pharmaco is a leading contract research organization ("CRO"), providing integrated product development services on a global basis to complement the research and development activities of companies in the pharmaceutical and biotechnology industries. Through its environmental sciences subsidiaries, APBI Environmental Sciences Group, Inc., operating under the trade name ENVIRON, the Company also provides assessment and management of chemical and environmental health risk. PPD Discovery, Inc., the Company's discovery sciences subsidiary, focuses on the discovery segment of the research and development outsourcing market.

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

         BELMONT was acquired by the Company in March 1997. Belmont provides software development and system integration services to the pharmaceutical industry. Belmont's clients include international and domestic pharmaceutical and biotechnology companies, scientific software vendors and government agencies including the FDA. Belmont also develops specialized software products to support different aspects of the pharmaceutical research process, including drug discovery, clinical trials and regulatory review. Current Belmont software products include RESOLVE TM, which manages data queries to investigator sites, and CROSSGRAPHS (R),which is used for exploration and presentation of research data.

         INTEK was acquired in November 1997. Intek provides molecular genotyping, phenotyping and large-scale genomic DNA purification services through its current Good Laboratory Practice ("cGLP") compliant reference laboratory. Intek also furnishes pharmacogenetic services for clinical trials. Intek routinely reports pharmacogenetic profiles within 48 hours, enabling genotyping to be performed on clinical trial candidates at enrollment. Intek also provides genotyping and phenotyping for difficult cellular and tissue samples such as liver, hepatocytes and S9 liver fractions. Additional services include IN VITRO studies to correlate therapeutic response with polymorphisms early in drug development, and large-scale genomic DNA purification and archiving services to prepare clinical trial samples for DNA banking and pharmacogenomic research.

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

     DISCOVERY SCIENCES GROUP


         PPD Discovery, Inc. ("PPD Discovery") was established in June 1997, at which time the Company acquired SARCO, Inc. ("SARCO"), a combinational chemistry company, and the GSX System, a functional genomics platform technology. These acquisitions form the basis of a group of wholly-owned subsidiaries focused on the discovery research segment of the research and development outsourcing market. In May 1998, the Company created GenuPro, Inc., a subsidiary of PPD which holds licenses to a number of compounds in the genitourinary field. For more detailed information on the Company's Discovery Sciences Group, see the Company's Annual Report on Form 10-K for the year ended December 31, 1997.


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


RESULTS OF OPERATIONS


GENERAL


         In January 1998, the Company acquired two environmental consulting businesses for $1,000,000. These acquisitions were accounted for using the purchase method of accounting and resulted in the Company recording approximately $900,000 in goodwill. In May 1998, the Company created GenuPro, Inc., a subsidiary of PPD which holds licenses to a number of compounds in the genitourinary field which were purchased the second quarter of 1998. As a result of the purchase of these compounds, the Company recorded one-time acquired in-process research and development of $3.2 million in the second quarter of 1998.


         During the third quarter of 1998, net income increased 33.5% to $5.6 million, from $4.2 million for the same period in 1997. Operating income increased by 28.7% to $8.6 million from $6.7 million a year earlier.


THREE MONTHS ENDED SEPTEMBER 30, 1998 VERSUS THREE MONTHS ENDED SEPTEMBER 30,
1997


         Net revenue increased $15.8 million, or 27.2%, to $74.1 million in the third quarter of 1998 from $58.3 million in the same period last year. The Life Sciences Group's operations accounted for 82.8% of the Company's net revenue for the 1998 period as compared to 79.2% for the 1997 period. The Life Sciences Group generated net revenue of $61.4 million, up $15.2 million, or 33.0%, from the 1997 third quarter. The growth in the Life Sciences Group operations was due primarily to an increase in the size, scope and number of contracts in the clinical development and biostatistics business. Net revenue from ENVIRON, the Company's Environmental Sciences Group, representing 17.1% of the Company's net revenue for the third quarter 1998, was $12.6 million, compared with $12.0 million in 1997.


         Total direct costs increased 28.9% to $40.9 million from $31.7 million in the same period last year and increased slightly as a percentage of net revenue at 55.2% for 1998 and 54.4% for 1997. The Life Science Group's direct costs as a percentage of related net revenue increased to 50.2% from 49.2% last year. This increase in direct costs relative to net revenue was due principally to a different mix of contracts performed during the current quarter. ENVIRON's direct costs as a percentage of related net revenue increased to 72.6% from 70.0% last year. This increase is attributable to lower consultant utilization.

         Selling, general and administrative ("SG&A") expenses increased 26.6% to $21.1 million from $16.7 million in 1997. As a percentage of net revenue, SG&A expenses remained relatively constant at 28.5%, compared to 28.7% in the same period last year.


         Total depreciation and amortization expense of $3.5 million was $0.3 million, or 9.9%, higher than last year. The increase was related to the Company's growth, as well as the depreciation of the ongoing capital investment in the Company's base business.


         Net interest and other income (expense), net, improved by $0.4 million, rising to $0.7 million in net other income for the quarter ended September 30, 1998 from $0.3 million in net other income for the quarter ended September 30, 1997. The improvement was primarily the result of the covenant not to compete income of $0.2 million, resulting from the sale of CCCR in the first quarter of 1998.


         Operating income increased $1.9 million to an operating income of $8.6 million for the three months ended September 30, 1998, as compared to operating income of $6.7 million for the three months ended September 30, 1997. As a percentage of net revenue, the quarterly operating income of 11.6% represents an increase from the operating income of 11.4% of net revenue for the same period last year.


         Provision for income taxes increased $0.9 million to $3.7 million for the three months ended September 30, 1998, as compared to $2.8 million for the three months ended September 30, 1997. As a percentage of income before income taxes, provision for income taxes has remained constant at 39.5%.


         Net income of $5.6 million represents an improvement of $1.4 million over the same quarter a year ago. On an equivalent earnings-per-share basis, net income per diluted share of $0.24 compares to net income per diluted share of $0.19 for the same period last year computed on 0.8 million less shares outstanding.


NINE MONTHS ENDED SEPTEMBER 30, 1998 VERSUS NINE MONTHS ENDED SEPTEMBER 30, 1997


         Net revenue increased $33.2 million, or 18.9%, to $209.2 million in 1998 from $176.0 million last year. The Life Sciences Group's operations accounted for 81.6% of the Company's net revenue for the 1998 period as compared to 79.6% for the 1997 period. The Life Sciences Group generated net revenue of $170.8 million, up $30.7 million, or 22.0%, from last year. The growth in the Life Sciences Group operations was due primarily to an increase in the size, scope and number of contracts in the clinical development and biostatistics business. Net revenue from ENVIRON, the Company's Environmental Sciences Group, representing 18.2% of the Company's net revenues in the first nine months was $38.1 million, compared with $35.8 million in 1997, an increase of 6.3% or $2.3 million.


         Total direct costs increased 19.1% to $115.6 million from $97.1 million last year and remained relatively constant as a percentage of net revenue at 55.3% for 1998 and 55.2% for 1997. The Life Science Group's direct costs as a percentage of related net revenue declined to 50.3% from 50.7% last year. This decrease is principally due to higher labor utilization and a focused effort to control costs across all business segments. ENVIRON's direct costs as a percentage of related net revenue increased slightly to 71.2% from 69.9% last year. This increase is attributable to lower consultant utilization.


         Selling, general and administrative ("SG&A") expenses increased 20.5% to $61.5 million from $51.0 million in 1997. As a percentage of net revenue, SG&A expenses increased to 29.4% from 29.0% last year. The SG&A increase as a percentage of net revenue is primarily attributable to the investment in the Company's business development and marketing department, as well as the addition of the SG&A of the Discovery Sciences Group, which began operations in June 1997.


         Total depreciation and amortization expense of $10.4 million was $1.4 million, or 15.9%, higher than last year. The increase was related to the Company's growth, as well as the depreciation of the ongoing capital investment in the Company's base business.


         Net interest and other income (expense), net, improved by $1.9 million, rising to $2.9 million in net other income for the nine months ended September 30, 1998 from $1.0 million in net other income for the nine months ended September 30, 1997. Excluding the gain related to the sale of CCCR, net other income of $1.9 million was

$0.9 million higher than last year's net other income of $1.0 million. The improvement was primarily the result of the covenant net to compete income of $0.5 million, resulting from the sale of CCCR in the first quarter of 1998.


         Operating income increased $9.2 million to $18.6 million for the nine months ended September 30, 1998, as compared to $9.3 million for the nine months ended September 30, 1997. As a percentage of net revenue, excluding nonrecurring costs (acquired in-process research and development costs, the gain relating to the sale of CCCR and merger costs), the operating income of 10.4% represents a decline from the operating income of 10.8% of net revenue for the same period last year.


         Provision for income taxes increased $4.3 million to $8.4 million for the nine month ended September 30, 1998, as compared to $4.1 million for the nine months ended September 30, 1998. As a percentage of income before income taxes, provision for income taxes has remained relatively constant at 39.3% and 39.8% for the nine months ended September 30, 1998 and 1997, respectively.


         Net income of $13.0 million represents an improvement of $6.8 million over the same period a year ago. Net income per basic and diluted share of $0.56 compares to net income per basic and diluted share of $0.28 for the same period last year. Excluding the nonrecurring costs, the Company's net income of $14.3 million was 19.4% higher than last year's net income of $12.0 million. On an equivalent earnings-per-share basis, the net income per diluted share, excluding nonrecurring costs, of $0.61 compares to $0.53 for the same period last year computed on 0.7 million less shares outstanding.



LIQUIDITY AND CAPITAL RESOURCES


         As of September 30, 1998, the Company had $26.2 million of cash and cash equivalents on hand. The Company has historically funded its operations and growth, including acquisitions, with cash flow from operations and borrowings.


         For the nine months ended September 30, 1998, the Company experienced a net increase in cash from operating activities of $11.7 million. For the period, net income of $13.0 million and depreciation and amortization of $10.4 million were partially offset by the net change of $14.8 million in operating assets and liabilities (which includes a $30.1 million increase in billed and unbilled receivables).


         For the nine months ended September 30, 1998, the Company's investing activities used $6.5 million in cash. Capital expenditures of $15.6 million, cash paid for the purchase of technology of $3.2 million and the $1.0 million net cash paid for acquisitions were partially offset by $8.0 million from the sale of investments and $5.3 million of net cash received in sale of business.


         For the nine months ended September 30, 1998, the Company's financing activities provided $4.3 million in cash, as net proceeds from stock option exercises of $5.2 million were partially offset by $1.0 million in net repayment of long-term debt.


         In June 1998, the Company entered into a $50.0 million revolving credit facility with First Union National Bank. Interest accrues on amounts borrowed at a floating rate currently equal to LIBOR plus 0.625% per year. Indebtedness under the line is unsecured and subject to certain covenants relating to financial ratios and tangible net worth. The unused portion of the loan is available to provide working capital and for general corporate purposes. As of September 30, 1998, the Company had $15.0 million reserved under this facility in the form of a letter of credit.


         In August 1998, the Company renegotiated a credit facility for $50.0 million with Wachovia Bank, N.A. Interest accrues on amounts borrowed at a floating rate currently equal to LIBOR plus 0.70% per year. Indebtedness under the line is unsecured and subject to certain covenants relating to financial ratios and tangible net worth. The unused portion of the loan is available to provide working capital and for general corporate purposes. As of September 30, 1998, the Company had $3.3 million outstanding under this facility.


         The Company expects to continue expanding its operations through internal growth and strategic acquisitions. The Company expects such activities will be funded from existing cash, cash flow from operations, borrowings under its credit facilities and through the use of the Company's stock. The Company believes that such sources of cash will be sufficient to fund the Company's current operations for at least the next 12 months. The Company is currently evaluating a number of acquisitions and other growth opportunities which may require additional external financing, and the Company may from time to time seek to obtain funds from public or private issuances of equity or debt securities.


YEAR 2000 COMPLIANCE


         The Year 2000 issue is the result of computer programs having been written using two digits, rather than four, to define the applicable year. As a result, in less than two years, computer systems and/or software used by many companies in a very wide variety of applications will experience operating difficulties unless they are modified or upgraded to adequately process information involving, related to or dependent upon the four digit field. Significant uncertainty exists concerning the scope and magnitude of problems associated with the Year 2000.


         The Company recognizes the need to ensure its operations will not be adversely impacted by Year 2000 failures and has established an ongoing internal review team to address the Year 2000 issue that encompasses operating and administrative areas of the Company. During the first quarter of 1997, a team of experienced information technology staff were assigned to work with Company personnel to identify and resolve significant Year 2000 issues in a timely manner. In addition, executive management regularly monitors the status of the Company's Year 2000 remediation plans. The process includes an assessment of issues and development of remediation plans, where necessary, as they relate to internally used software, computer hardware and use of computer applications in the Company's operations and administrative areas. In addition, the Company is engaged in assessing the Year 2000 issue with significant suppliers and clients.

         The assessment process is 85% to 90% complete for computer software and hardware information technology systems used internally by the Company. The Company has also determined that it is unlikely that it will have any material exposure to contingencies related to the Year 2000 issue in connection with products sold by the Company. The Company is still assessing phone systems and related products. This assessment should be completed in the fall of 1998. The Company is currently testing, fixing and replacing hardware and software. The majority of the work is associated with applying vendor upgrades and testing. Replacement is required for approximately 5% of the Company's end user equipment. The Company has completed approximately half of the testing and replacement process and currently expects to complete the process by April 1999. Before the end of 1998 the Company will initiate formal communications with its significant suppliers in North America and Europe to determine the extent to which the Company is vulnerable to third party failure to remediate Year 2000 compliance problems. The Company is in regular communication with key suppliers and clients and has responded to all requests for information regarding Year 2000 compliance. Based on current information available, management believes that it will be able to perform all services and provide all products it currently offers without any material adverse effects arising from failure to remediate deficiencies arising from Year 2000.

         External and internal costs specifically associated with applying vendor upgrades, testing, and modifying internal use software for Year 2000 compliance are expensed as incurred. The Company pays for Year 2000 expenses with cash from operating activities. The percentage of the Company's information technology budget expected to be used for remediation is approximately 11% in 1998 and 5% in 1999. To date, the Company has spent $1.2 million on Year 2000 compliance, and expects to spend $0.4 million to complete the compliance process. Of the total amount which the Company expects to spend, $1.2 million is attributable to internal labor costs for assessment and testing. Although internal resources have been dedicated to Year 2000 efforts, work has been spread across all areas and there has been no material delay in any major projects. Management does not expect costs relating to Year 2000 remediation to have a material effect on results of operations or financial condition.

         The failure to correct a material Year 2000 problem could result in an interruption in, or a failure of, certain normal business activities or operations. Such failures could materially and adversely affect the Company's results of operations, liquidity and financial condition. The Company has represented to some clients that it intends to be Year 2000 compliant by April 1999. If unexpected issues arise causing delays in the studies, the Company will have a specified period of time to correct those issues. If not corrected, the client can modify or terminate the study contract. The Company believes that modification or termination of one or more client contracts represents the most reasonably likely adverse event which might arise from material Year 2000 compliance failures. Due to the general uncertainty inherent in the Year 2000 problem, resulting in part from the uncertainty of the Year 2000 readiness of third-party suppliers and clients, the Company is unable to determine at this time whether the consequences of Year 2000 failures will have a material impact on its results of operations, liquidity or financial condition.

The Company expects to significantly reduce the level of uncertainty about Year 2000 problems and, in particular, about Year 2000 compliance and readiness of its material suppliers and clients as it nears completion of the inquiry, testing and replacement phase. The Company also believes that its experienced information technology staff, which has been instrumental in the Company's Year 2000 compliance efforts, may be able to mitigate many Year 2000 problems. However, the Company will continue to assess its contingency plans for a possible Year 2000 failure as it completes its assessment of Year 2000 issues.

         The cost of the Year 2000 compliance project and the time by which the Company expects to complete its Year 2000 assessment and remediation are estimates, based on numerous assumptions, including the continued availability of funding resources and third party modification plans. However, there can be no guarantee that these estimates are accurate and will be achieved, and actual results could differ significantly from management's expectations. In addition, there is no guarantee that the Company's evaluation of the most likely effects of a material Year 2000 compliance failure is correct, or that its plan to address such failure will be adequate. In either instance, the effect upon the Company's financial condition could be material.

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


         In the countries in which the Company's subsidiaries conduct operations, there are no material exchange controls currently in effect on the payment of dividends or otherwise restricting the transfer of funds outside such countries by a company resident in such countries. Although the Company performs services for clients located in a number of foreign jurisdictions, to date, the Company has not experienced any difficulties in receiving funds remitted from foreign countries. However, if any such jurisdictions were to impose or modify existing exchange control restrictions on the remittance of funds to the Company, such restrictions could have an adverse effect on the Company's business.

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


PART II.  OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(A)      EXHIBITS

         Exhibit 10.115    First Amendment to Loan Agreement dated August
                           6, 1998, between Pharmaceutical Product Development, Inc. and Wachovia Bank, N.A.

         Exhibit 10.116    First Amendment to Lease Agreement dated
                           September 28, 1998, between PPD Pharmaco, Inc. and Weeks Realty, Inc.

         Exhibit 10.117 Lease Agreement dated September 15, 1998 between PPD Pharmaco, Inc. and BBC Family Limited Partnership

         Exhibit 27        Financial Data Schedule (for SEC use only)

(B)      REPORTS ON FORM 8-K

         No reports on Form 8-K were filed during the quarter ended September 30, 1998.

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


          PHARMACEUTICAL PRODUCT DEVELOPMENT, INC.
          ------------------------------------------
                       (Registrant)


          By    /s/              Rudy C. Howard
               ----------------------------------------------------------------
               Chief Financial Officer, Vice President of Finance and Treasurer
                              (Principal Financial Officer)
Date:  November 13, 1998

                                INDEX TO EXHIBITS
                                -----------------

       EXHIBIT NUMBER            DESCRIPTION
       --------------            -----------

       Exhibit 10.115       First Amendment to Loan Agreement dated August
                            6, 1998, between Pharmaceutical Product Development, Inc. and Wachovia Bank, N.A.

       Exhibit 10.116       First Amendment to Lease Agreement dated
                            September 28, 1998, between PPD Pharmaco, Inc. and Weeks Realty, Inc.

       Exhibit 10.117 Lease Agreement dated September 15, 1998 between PPD Pharmaco, Inc. and BBC Family Limited Partnership

       Exhibit 27           Financial Data Schedule (for SEC use only)