Form 10-K
period 1998-12-31
PHARMACEUTICAL PRODUCT DEVELOPMENT INC
filed 1999-03-04
CIK 1003124

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the fiscal year ended December 31, 1998

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

          3151 South Seventeenth Street
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

Yes          [X]            No      [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the common stock held by non-affiliates of the registrant was $606,797,458 as of February 16, 1999, based upon the closing price of the Common Stock on that date on the NASDAQ National Market System. Shares of Common Stock held by each executive officer and director and by each person who owns 10% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status may not be conclusive for other purposes.

The number of shares outstanding of the registrant's class of Common Stock, par value $0.10 per share, was 23,536,413 as of February 16, 1999.

                       DOCUMENTS INCORPORATED BY REFERENCE

The Company's definitive Proxy Statement for its 1999 Annual Meeting of Stockholders (certain parts as indicated herein Part III).

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


ITEM 1.           BUSINESS

Company Overview

         Pharmaceutical Product Development, Inc. ("PPD" or "the Company") provides a broad range of research and development and consulting services in the life and discovery sciences. PPD Pharmaco, Inc. is the Company's life sciences subsidiary. The Company believes that PPD Pharmaco is the fourth largest contract research organization ("CRO") in the world, providing integrated product development resources on a global basis to complement the research and development activities of companies in the pharmaceutical and biotechnology industries. PPD Discovery, Inc., the Company's discovery sciences subsidiary, focuses on the discovery segment of the research and development outsourcing market.

     LIFE SCIENCES GROUP

         The Company's Life Sciences Group provides services through PPD Pharmaco, Inc. and its wholly owned subsidiaries (collectively "PPD Pharmaco") in the Americas (United States, Canada, South America), Africa, Asia, Europe and the Pacific Rim. PPD Informatics, a division of PPD Pharmaco, provides software development and system integration services to the pharmaceutical and biotechnology industries.

         PPD PHARMACO provides its clients high quality services designed to reduce drug development time. Reduced development time allows the client to get its products into the market faster and to maximize the period of marketing exclusivity and the economic return for such products. In addition, PPD Pharmaco's integrated services offer its clients a variable cost alternative to the fixed costs associated with internal drug development. PPD Pharmaco's professional CRO services include Phase I clinical testing, laboratory services, patient and investigator recruitment, Phase II-IV clinical trial monitoring and management, clinical data management and biostatistical analysis, regulatory consulting and submissions, medical writing, pharmacovigilance, and healthcare economics and outcomes research. The Company believes that it is one of a few CROs in the world capable of providing such a broad range of clinical development services.

         PPD INFORMATICS became a division of the Company through the Company's acquisition of Belmont Research, Inc., in March 1997. PPD Informatics clients include international and domestic pharmaceutical and biotechnology companies, scientific software vendors and government agencies including the FDA. PPD Informatics develops specialized software products to support different aspects of the pharmaceutical research and development process, including drug discovery, clinical trials and regulatory review. Current PPD Informatics software products include RESOLVE(TM), which manages data queries to investigator sites, TABLETRANS(R), which enables ease of data transformation, and CROSSGRAPHS(R) which is used for exploration and presentation of research data.

         During 1998, the Life Sciences Group also included Intek Labs, Inc. ("Intek") which was acquired in November 1997. Intek provides molecular genotyping, phenotyping and large-scale genomic DNA purification and archiving services through its Good Laboratory Practice (GLP)-certified laboratories. Intek also furnishes pharmaco-genetic services for clinical trials. In February 1999, Intek became a subsidiary of PPGx, Inc. ("PPGx"), the Company's pharmacogenomics joint venture with Axys Pharmaceuticals, Inc. PPGx provides comprehensive pharmacogenomics products and services to pharmaceutical and biotechnology companies. Pharmacogenomics is the use of genetic information to predict the safety, toxicity and/or efficacy of drugs in individual patients or groups of patients. Pharmacogenomics is becoming widely adopted as an essential drug discovery and development tool and increasingly important as part of an individual's diagnosis and treatment regimen. The Company has exclusive marketing rights to PPGx pharmacogenomics products and services. The Company also owns a minority position in PPGx with the option to increase its ownership share.

         During the first two months of 1998, the Life Sciences Group also included Clinix International, Inc., which owned the business and substantially all of the assets of Chicago Center for Clinical Research ("CCCR"), a nationally recognized organization which conducts clinical trials in the pharmaceutical, food and nutrition industries. The Company sold substantially all of the assets of CCCR in February 1998.

     DISCOVERY SCIENCES GROUP

         PPD DISCOVERY, INC. ("PPD DISCOVERY") was established in June 1997 when the Company acquired SARCO, Inc. ("SARCO"), a combinational chemistry company, and the GSX System, a functional genomics platform technology. PPD Discovery focuses on the discovery research segment of the research and development outsourcing market. In May 1998, the Company created GenuPro, Inc. ("GenuPro"), a wholly owned subsidiary, which holds licenses to a number of compounds in the genitourinary field. GenuPro manages the research and development of these compounds.

     ENVIRONMENTAL SCIENCES GROUP

         During 1998, the Company also owned an environmental sciences consulting and management subsidiary, APBI Environmental Sciences Group, Inc., which operated under the trade name ENVIRON. ENVIRON was acquired by the Company in September 1996 as part of the Applied Bioscience International Inc. acquisition. ENVIRON provides a broad range of scientific, technical and strategic management consulting services that address a wide variety of public health and environmental issues related to the presence of chemicals in foods, drugs, medical devices, consumer products, the workplace and the environment. ENVIRON's services are concentrated in the assessment and management of chemical risk and are characterized by engagements supporting private sector clients with complex, potentially high liability concerns. The Company sold ENVIRON to the management of ENVIRON effective January 1999.

Industry Overview

     LIFE SCIENCES GROUP

         The CRO industry provides independent product development services to the pharmaceutical and biotechnology industries and derives substantially all of its revenue from the research and development expenditures of these companies. The CRO industry has evolved from providing limited clinical services in the 1970s to a full-service industry today that encompasses the clinical research process (including pre-clinical evaluations), study design, clinical trial management, data collection, biostatistical analysis and product registration support. All of these services are provided in accordance with applicable government regulations covering clinical trials and the drug approval process in the jurisdictions where the services are provided, including the regulations of the United States Food and Drug Administration ("FDA"), the European Medicines Evaluation Agency ("EMEA") and other regulatory authorities.

         The healthcare industry is subject to changing political, economic and regulatory influences that may affect the pharmaceutical and biotechnology industries. Implementation of government healthcare reform may adversely affect research and development expenditures by pharmaceutical and biotechnology companies, which could decrease the business opportunities available to the Company. The Company is unable to predict the likelihood of such or similar legislation being enacted into law or the effects such legislation would have on the Company. As a general matter, the clinical CRO industry is not capital intensive and the financial costs of entry into the industry are relatively low. The CRO industry is highly fragmented, with several hundred small, limited-service providers, several medium-sized CROs and a few full-service CROs with international capabilities. Although there are few barriers to entry for small, limited-service providers, the Company believes that there are significant barriers to becoming a full-service CRO with international capabilities. Some of these barriers include the cost and experience necessary to develop broad therapeutic expertise, the ability to manage large, complex clinical trials, the experience to prepare regulatory submissions, and the infrastructure and experience to respond to the international needs of clients.

         Historically, pharmaceutical companies, through use of internal programming resources, produced much of the software used in the drug discovery, clinical development and regulatory compliance processes. Now, these companies are also seeking external sources, including the Company's PPD Informatics division, to meet these automation needs both through custom application development and through proprietary packaged software. While many companies have the computer expertise to provide these products and services, the Company believes that detailed knowledge of the pharmaceutical industry drug discovery and development process forms a barrier to entry.

         DISCOVERY SCIENCES GROUP

         Drugs are chemical compounds that interact with biological targets in the body. Discovering and developing new drugs is an extremely expensive and time-consuming process. Pharmaceutical Research and Manufacturers of American Association (PhRMA) estimates that the average cost of bringing a drug to market exceeds $359 million and takes approximately 10-15 years. Recent figures from the PhRMA, Vector Securities, Inc. and Lehman Brothers analysts' reports indicate that global research-based pharmaceutical and biotechnology companies invested approximately $39 billion in R&D activities in 1998. On average, these companies allocate over 40% of their R&D budget to pre-clinical R&D functions. Pre-clinical R&D functions include identification and validation of target chemical compounds, screening to identify lead compounds, chemical optimization of those leads, toxicology and safety testing in animals, and formulation and stability testing for the new experimental drug.

         SARCO is a chemical technology company that provides chemical compounds to the pharmaceutical, biotechnology, agrochemical and animal health industries. SARCO's core expertise includes the rapid synthesis of large numbers of compounds for use in the pre-clinical drug discovery and development process as well as the chemical optimization of those compounds found to have beneficial biological activity.

         The GSX System identifies targets for drug discovery by the selective inhibition of genes responsible for key steps in a disease process. The system is based on the finding that a gene fragment, when introduced into cells, sometimes specifically inhibits the function of the whole gene from which the fragment was obtained.

         PPD Discovery markets its products and services to those research-based companies looking for outsource research support. The Company believes that this outsourcing trend will continue over the next decade.

The Drug Development Process

         Before a new drug is marketed, the drug must undergo extensive testing and regulatory review in order to determine that it is safe and effective. The development process consists of two stages: pre-clinical and clinical. The first stage is pre-clinical research, in which the new drug is tested IN VITRO (test tube) and IN VIVO (in animals) generally over a one- to three-year period, in order to determine the basic biological activity and safety of the drug. The Company provides Investigational New Drug ("IND") submission preparation and compilation but does not provide animal-based services in this stage of development.

         If the drug is perceived to be safe for human testing, the drug then enters the clinical stage. During the clinical stage, one of the most time-consuming and expensive parts of the drug development process, the drug undergoes a series of tests in humans, including healthy volunteers as well as patients with the targeted disease or condition. The Company provides full development services for the clinical stage.

         Prior to commencing human clinical trials in the United States, the sponsor must file an IND application with the FDA. In order to receive IND status, the sponsor of the new drug must provide available manufacturing data, pre-clinical data, information about any use of the drug in humans for other purposes and a detailed plan for the conduct of the proposed clinical trials. The design of these trials, also referred to as the study protocols, is essential to the success of the drug development effort, because the protocols must correctly anticipate the nature of the data to be generated and results that the FDA will require before approving the drug. In the absence of any FDA comments within 30 days after the IND filing, human clinical trials may begin.

         Although there is no statutory definition of the structure or design of clinical trials, human trials usually start on a small scale to assess safety and then expand to larger trials to test efficacy. These trials are usually grouped into the following three phases, with multiple trials generally conducted within each phase:

   o PHASE I. Phase I trials involve testing the drug on a limited number of healthy individuals, typically 20 to 80 persons, to determine the drug's basic safety data relating to tolerance, absorption, metabolism and excretion as well as other pharmacological indications and actions. This phase lasts an average of six months to one year.

   o PHASE II. Phase II trials involve testing a small number of volunteer patients, typically 100 to 200 persons who suffer from the targeted disease or condition, to determine the drug's effectiveness and dose response relationship. This phase lasts an average of one to two years.

   o PHASE III. Phase III trials involve testing large numbers of patients, typically several hundred to several thousand persons, to verify efficacy on a large scale, as well as long-term safety. These trials involve numerous sites and generally last two to three years.

         After the successful completion of all three clinical phases, the sponsor of a new drug in the United States submits a New Drug Application ("NDA") to the FDA requesting that the product be approved for marketing. The NDA is a comprehensive, multi-volume filing that includes, among other things, the results of all pre-clinical and clinical studies, information about the drug's composition and the sponsor's plans for producing, packaging and labeling the drug. In addition, while the FDA does not use price as a criterion for approving a new drug, advisory panels of scientists that help the FDA evaluate new types of therapies have started taking cost into consideration. The FDA's review of an NDA can last from a few months (for drugs related to life-threatening circumstances) to many years, with the average review lasting 18 months. Drugs that successfully complete this review may be marketed in the United States, subject to any conditions imposed by the FDA.

         As a condition to its approval of a drug, the FDA may require that the sponsor conduct additional clinical trials following receipt of NDA approval to monitor long-term risks and benefits, study different dosage levels or evaluate different safety and efficacy parameters in target patient populations. In recent years, the FDA has increased its reliance on these trials, known as Phase IV trials, which allow new drugs that show early promise to reach patients without the delay associated with the conventional review process. Phase IV trials usually involve thousands of patients. Phase IV trials also are initiated by pharmaceutical manufacturers to gain longer market value for an approved product. For example, large-scale trials would be used to prove efficacy and safety of new dosage administration forms for approved drugs, such as inhalation form versus tablets or a sustained-release form versus capsules taken multiple times per day.

Regulatory Environment

         The market for the services offered by the Company's CRO operations has developed as a result of significant laws and regulations governing the development and testing of certain drugs and chemicals as well as the impact of chemicals on the environment.

         Many countries require safety testing prior to obtaining governmental approval to market pharmaceutical products. The results of clinical tests conducted upon pharmaceutical products must be submitted to appropriate government agencies, such as the FDA in the United States, the EMEA and national regulatory agencies in Europe, and the Ministry of Health and Welfare in Japan, as part of the relevant pre-market approval process in individual countries. The Company's business depends on its ability to comply with these strict and ever-changing laws and regulations.

Trends Affecting the CRO Industry

         In 1998, worldwide expenditures on research and development by pharmaceutical and biotechnology companies are estimated to have been $39 billion, of which the Company estimates $8 to $10 billion was spent on drug development activities of the type offered by the CRO industry. The Company believes that approximately $4 billion of such spending was outsourced to CROs.

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

         REVENUE ENHANCEMENT THROUGH FASTER DRUG DEVELOPMENT

         Pharmaceutical and biotechnology companies face increased pressure to bring innovative, patent-protected medicines to market in the shortest possible time, while following good scientific practices and adhering to government regulations. Pharmaceutical and biotechnology companies are attempting to increase the speed of new product development, and thereby maximize the period of marketing exclusivity and economic returns for their products, by outsourcing development activities to CROs. The Company believes that CROs, by providing specialized development services, are often able to perform the needed services with a higher level of expertise or specialization, and therefore more quickly than a pharmaceutical or biotechnology company could perform such services internally. In addition, some pharmaceutical and biotechnology companies are beginning to contract with large full-service CROs to conduct all phases of clinical trials for new product programs lasting several years, rather than separately contracting specific phases of drug development to several different CROs, an approach which the Company believes may result in shorter overall development times. This trend may favor large full-service CROs like the Company, but could also increase competitive pressures and risks.

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

         NEED FOR INTERNATIONAL SUPPORT

         More pharmaceutical and biotechnology companies are attempting simultaneous filings of registration packages in several major jurisdictions rather than following the past practice of sequential filings. The studies to support such registration packages may include a combination of multinational and domestic trials. Pharmaceutical and biotechnology companies may turn to CROs for assistance with such trials, as well as collecting, analyzing, integrating and reporting the data. The Company believes that CROs with an international presence and management experience in the simultaneous filing of multiple applications may benefit from these trends.

         CONSOLIDATION IN THE CRO INDUSTRY

         As a result of competitive pressures, the CRO industry is consolidating. Mergers and acquisitions have resulted in the emergence of several large, full-service CROs that have the capital, technical and financial resources to conduct all phases of clinical trials on behalf of pharmaceutical and biotechnology companies. As pharmaceutical and biotechnology companies increasingly outsource development, they may increasingly turn to larger CROs that provide a broad range of clinical services, while at the same time they may also limit the number of CROs they choose to provide such services. The Company believes that these trends will further concentrate market share among larger CROs with a track record of speed, flexibility, responsiveness and overall development experience and expertise.

Company Strategy

         The Company's fundamental strategy is to distinguish its services on the basis of superior performance to maximize its clients' return on their R&D investments. The Company strives to deliver to its clients efficient and innovative services that accelerate the rate of new product development. The Company intends to continue to expand the depth and breadth of its services by
(i) capitalizing on its managerial and operational strengths, (ii) focusing on hiring and training its staff, (iii) focusing on its strategic marketing initiatives, (iv) developing its services in healthcare economics and communications consulting, (v) pursuing strategic acquisitions to enhance discovery and development services, (vi) expanding geographically, (vii) pursuing opportunities provided by technological advances, and (viii) expanding on its vertical expertise in five core therapeutic areas.

         The Company differentiates itself from competitors by providing a continuum of high-quality services, from discovery through aftermarket support. The Company intends to be a leader in integrating pharmacogenomics in drug development and research.

         MANAGERIAL AND OPERATIONAL STRENGTH

         The Company is guided by senior management who have spent much of their careers as research or development experts within major pharmaceutical companies and who have a record of success bringing drugs to market both nationally and internationally. PPD Pharmaco concentrates on its core operational strengths in all phases of clinical studies and other critical path studies such as treatment INDs. Timely performance is based on parallel drug development processes and leveraging the knowledge and experience of management and investigators. Basic medical, scientific and regulatory services continue to be integrated with and streamlined through various technological advances, all directed toward a reduction in overall development times. PPD Pharmaco emphasizes efficiencies in each phase of clinical trials initiation and management, data acquisition, data management and analysis, and report writing and filing, in order to reduce the time and cost of obtaining regulatory approval for its clients' products. As a means of differentiating itself from its competitors, PPD Pharmaco emphasizes therapeutic area specialization, in particular in the areas of virology/infectious diseases, cardiopulmonary diseases, neuropyschiatric disorders, oncology and immunology.

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

         GLOBAL STRATEGIC MARKETING INITIATIVES

         PPD Pharmaco focuses its integrated marketing and sales efforts on high volume clients with needs in the service segments and therapeutic areas in which the Company specializes. Direct salespeople concentrate on a group of assigned clients, marketing across service segments. PPD Pharmaco's business development personnel consult with potential clients early in the bidding process in order to determine their needs. The business development personnel and PPD Pharmaco's project managers then invest significant time to determine the optimal way to design and carry out the potential client's proposal. PPD Pharmaco's recommendations to the potential client with respect to study design and implementation are an integral part of PPD Pharmaco's bids and an important aspect of the integrated services that PPD Pharmaco offers to its clients. PPD Pharmaco believes that its preliminary efforts relating to the evaluation of a potential client's proposed clinical protocol and implementation plan allows accelerated commencement of the clinical trial after the contract has been awarded to PPD Pharmaco.

         Discovery services are marketed through centralized PPD corporate marketing efforts to supplement localized marketing by scientists to scientists, with support from appropriate outside consultants. The functional genomics technology (GSX) is marketed primarily to large pharmaceutical companies, while combinatorial chemistry is directed more toward biotechnology and virtual companies.

         The Company sponsors and encourages the participation by its personnel in a variety of scientific endeavors, including the presentation of papers by its professional staff at meetings of professional societies and major conferences, and the publication of scientific articles in respected journals. The Company believes such activities enhance its reputation for professional excellence. The Company's core marketing and communications efforts include advertising in trade journals, participation at scientific conferences, speakers' bureaus, direct mail, presentation materials and media relations.

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

         Acquisitions involve numerous risks, including difficulties in the assimilation of the operations and services of the acquired companies, the expenses incurred in connection with attempted or successful acquisitions and in connection with subsequent assimilation of operations and products, the diversion of management's attention from other business concerns and the potential loss of key employees of the acquired company. If the Company consummates any acquisitions in the future, there can be no assurance that such acquisitions will be successfully integrated into the Company's operations.

         GEOGRAPHICAL EXPANSION

         PPD Pharmaco currently has operations in the Americas (the United States, Canada, South America), Europe (including Eastern Europe), South Africa, Asia and the Pacific Rim. PPD Pharmaco has identified certain strategic areas of promise where CROs currently have limited or no presence and intends to selectively pursue these and other strategic opportunities internationally. Geographic expansion involves numerous risks, including up-front expenses, potential political or economic instability, assimilation of staff and cultural differences.

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

Services Offered

      LIFE SCIENCES GROUP

         PPD Pharmaco has designed its various global services to be flexible and integrated in order to assist its clients in optimizing their research and development spending through the clinical stages of the drug development process. PPD Pharmaco provides Phase I clinical testing, laboratory services, patient and investigator recruitment, Phase II-IV clinical trial monitoring and management, clinical data management and biostatistical analysis, regulatory consulting and submission, medical writing, pharmacovigilance, and healthcare economics and outcomes research for its clients. These resources are provided individually or as an integrated package of services to meet the client's needs. PPD Informatics provides innovative software development and system integration services and creates a data link between discovery and development.

         PHASE I CLINICAL TESTING

         After an Investigational New Drug Application has been filed with the FDA, human testing of a new drug can begin. The drug is typically first administered to healthy volunteers to determine the drug's basic safety data based on tolerance, absorption, metabolism, excretion and other pharmacological actions. Later, special studies are conducted in volunteers and special patient populations to further define the drug's overall pharmacological profile. The Company believes that PPD Pharmaco is one of the industry's largest Phase I providers with clinical testing services conducted in its 212-bed unit in Austin, Texas, its 64-bed unit located near Research Triangle Park, North Carolina and its 52-bed unit in Leicester, England. The Company's professional nursing staff administers general Phase I safety tests, special population studies, and bioavailability and bioequivalence testing. Special population studies may involve the elderly, women or patients with specific diagnoses, such as renal failure or asymptomatic HIV disease. The Austin, Texas site also has a Dental Research Center to evaluate new analgesic compounds used in molar extractions for safety and effectiveness.

         The Company's clinical research studies rely upon the ready accessibility and willing participation of volunteer subjects. These subjects generally include volunteers from the communities in which the studies are conducted, including the Phase I centers in Austin, Research Triangle Park and Leicester, which to date have provided a substantial pool of potential subjects for research studies. However, the Company's business could be adversely affected if the Company were unable to attract suitable and willing volunteers.

         The Company also provides bioavailability and bioequivalence testing services. This testing is generally conducted each time the dosage, form or formulation of the drug is modified. It involves administration of the test compounds and obtaining biological fluids sequentially over time to measure absorption, distribution, metabolization and excretion of the drug.

         PPD Pharmaco attempts to manage its Phase I services to maximize scheduling flexibility and efficiency. The services also can integrate with PPD Pharmaco's other service segments such as laboratory, pharmacokinetic and biostatistical services. PPD Pharmaco is one of the few full-service CROs offering Phase I clinical testing in the United States and Europe.

         LABORATORY SERVICES

         PPD Pharmaco provides biodiscovery, bioanalytical and product analysis services through its Good Laboratory Practice (GLP)-certified laboratories in Richmond, Virginia and Middleton, Wisconsin. PPD Pharmaco's laboratories analyze biological fluid samples from animal and human clinical studies. The latter includes those conducted by PPD Pharmaco's Phase I units for drug and metabolite content and concentration. PPD Pharmaco currently has over 800 validated assays available for its clients' use in conducting laboratory analyses, qualifying PPD Pharmaco for a wide range of assignments. PPD Pharmaco's laboratories also process fluid samples for pre-clinical studies.

         The Company's biodiscovery group links drug discovery to development by providing rapid IN VIVO screening of new chemical entities, producing pharmacokinetic and enzyme-kinetic profiles to assess stability, metabolism and bioavailability of compounds. This non-GLP, high throughput proof-of-principle method of screening provides companies with a lower-cost way to quickly assess viability of multiple lead compounds.

         Product analysis services include dissolution and stability studies, which are necessary to characterize dosage form release patterns and stability under various environmental conditions in the intended package for marketing. These studies must be carried out over the commercial life of products, beginning at the clinical trial stage. New formulations require the same set of studies as the original dosage form. Comprehensive measurement services include Gas Chromatography/Mass Spectrometry, Liquid Chromatography/Mass Spectrometry (LC/MS and LC/MSMS), High Performance Liquid Chromatography, Gas Chromatography, Radioimmunoassay and Enzyme Linked Immunosorbent Assay. Support services include HIV-positive sample handling, sample/data management for kinetic studies from multi-center trials and sample/data archiving.

         PPD Pharmaco is one of a few full-service CROs able to offer its clients the advantages of both bioanalytical and product analysis, as well as Phase I clinical testing.

         PHASE II-IV CLINICAL TRIAL MANAGEMENT

         The core of PPD Pharmaco's business is a comprehensive package of services for the conduct of Phase II-IV clinical trials, which, in concert with its other analytical and Phase I testing services, pharmacogenomics and informatics, allows PPD Pharmaco to offer its clients an integrated package of clinical management services. The Company has significant clinical trials experience in the areas of:

   AIDS Primary disease and treatment/prophylaxis of opportunistic infections

   Analgesia                    Acute and chronic pain modeling

   Biotechnology                Growth hormone, multiple sclerosis, sepsis,
                                wound healing

   Cardiovascular disease       Hypertension, angina pectoris

   Central nervous system       Schizophrenia, depression, epilepsy, chronic
                                pain, anxiety, obsessive-disease compulsive disorders, panic disorders

   Dermatology                  Wound healing, acne, hair loss, psoriasis

   Gastroenterology             Duodenal ulcer, gastric ulcer, gastro-esophageal
                                reflux disease H. PYLORI, nonsteroidal
                                anti-inflammatory drug-induced ulcers,
                                inflammatory bowel disease

   Infectious disease           Acute and chronic bacterial and fungal diseases,
                                including pneumonia, influenza and sinusitis

   Metabolic disease            Diabetes, hormone replacement therapy

   Oncology                     Prostate, colorectal, breast and lung cancer

   Pulmonary/Allergy            Asthma, allergic rhinitis, community acquired
                                pneumonia, Acute Respiratory Distress Syndrome

   Rheumatology                 Rheumatoid and osteoarthritis

   Virology AIDS, herpes simplex, hepatitis B, chronic hepatitis C

   Women's health               Osteoporosis, oral contraception

         Clients' needs are served by conducting clinical trials through a dedicated project team. A project manager supervises all aspects of the conduct of the clinical trial, while PPD Pharmaco's clinical research associates are in the field monitoring the trial at the various investigational sites where it is being conducted. Within this project-oriented structure, PPD Pharmaco can manage every aspect of the clinical trial in Phases II through IV of the drug development process, including protocol development, case report form ("CRF") design, feasibility studies, investigator selection, recruitment and training, site initiation and monitoring, accelerated patient enrollment, development of training materials for investigators and training of clients' staff.

         PPD Pharmaco monitors its clinical trials in compliance with government regulations. PPD Pharmaco has adopted global standard operating procedures ("SOPs") which are intended to satisfy regulatory requirements and serve as a tool for controlling and enhancing the quality of its clinical trials. All PPD Pharmaco SOPs are in compliance with Good Clinical Practice ("GCP") requirements and the International Conference on Harmonization ("ICH") standards. The FDA has adopted the ICH's standards, and, the European Community has agreed to conduct all studies in accordance with the standards from ICH, which sets global clinical study standards based on GCP. Data generated during clinical trials are compiled, analyzed, interpreted and submitted in report form to the FDA or other relevant regulatory agencies for purposes of obtaining regulatory approval. The Company provides expert consulting on conducting clinical trials for simultaneous regulatory submissions to multiple countries.

         PPD Pharmaco provides its clients with one or more of the following core Phase II-IV clinical trials management services using parallel processing to accelerate the development process:

         STUDY DESIGN

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

         INVESTIGATOR RECRUITMENT

         During clinical trials, physicians (also referred to as investigators) at hospitals, clinics or other locations (also referred to as investigational sites) supervise administration of the drug to patients. PPD Pharmaco recruits investigators who contract directly with either the Company or its client. For large scale trials, or trials with a short start-up timeline, PPD Pharmaco's Telecommunications Center (TCC) is utilized for investigator recruitment. The TCC integrates telephony, relational databases, computerized scripts, and customized tracking software to provide high-speed results and to manage high volumes of inbound and outbound calls for investigator recruitment. Recently, the TCC staff recruited and obtained IRB approval for over 900 investigators in 12 weeks. The successful rapid identification and recruitment of investigators who have the appropriate expertise and an adequate base of patients who satisfy the requirements of the study protocol are critical to the timely completion of the trial.

         PPD Pharmaco maintains and constantly expands and refines its computerized database of over 20,500 investigators. Information regarding PPD Pharmaco's experience with these investigators, including factors relevant to rapid study initiation, are contained in the database. This information allows project managers to efficiently choose the appropriate investigators for a particular study.

         STUDY MONITORING

         PPD Pharmaco provides study-monitoring services, which include investigational site initiation, patient enrollment assistance and data collection through subsequent site visits. These visits also serve to assure that data is gathered according to GCP, according to the requirements of the client and applicable regulatory authorities, and as specified in the study protocol.

         Project management and field-monitoring services are the operational heart of Phase II and III clinical studies. In many instances, a project's timely completion is based on meeting deadlines during the first few months of study initiation. Therefore, PPD Pharmaco focuses at an early stage on identifying and quickly completing the critical rate-limiting steps of screening and selecting qualified investigators, processing pre-study regulatory paperwork, obtaining investigative review board approvals and scheduling investigational site initiation visits. Drugs under study cannot be released to the investigational sites, and thus the study cannot begin, until these activities have been completed.

         Following study initiation, PPD Pharmaco utilizes a number of appropriate methods of accelerating patient recruitment. This may involve PPD Pharmaco's integrated systems of telephone recruitment, telefaxing and media advertising. As with Phase I clinical trials, rapid patient recruitment is critical to the Company's success in providing services to maximize clients' return on R&D investments.

         Patient data must be obtained from the field efficiently, quickly and accurately to speed subsequent data entry, management and analysis, and report writing. PPD Pharmaco reviews data through visits by its field monitors to investigative sites. Field monitors receive orientation training and routine updates on changes in federal study regulations and new company SOPs for quality trial monitoring and reporting. These monitors are equipped with laptop computers for the purpose of SOP and regulatory information updates as well as report generation.

         PPD Pharmaco has monitored many clinical trials, including a number of very large studies. For example, PPD Pharmaco is in its second five-year contract with the National Institutes of Health ("NIH") to monitor investigational sites for AIDS treatment related trials sponsored by the NIH. This project involves approximately 250 investigational sites and total enrollment of approximately 60,000 patients. PPD Pharmaco has monitored 33,000 patients in 233 protocols since the beginning of the project in 1990. There has also been over 1,900 pharmacy, regulatory and operational audits at the sites.

         CLINICAL DATA MANAGEMENT AND BIOSTATISTICAL ANALYSIS

         The professionals who manage PPD Pharmaco's data management and biostatistical analysis operations have extensive pharmaceutical and biotechnology industry experience in the design and construction of local and multinational clinical trial databases. PPD Pharmaco provides clients with assistance in such areas as study design, sample size determination, CRF design and production, fax based monitoring, database design and construction, New Drug Application preparation and production (including electronic submissions to the FDA, known as Computer Assisted New Drug Applications), and FDA presentations and defense.

         The Company offers data management and biostatistical analysis services both separately and as part of an integrated drug development program. During the design of development plans and protocols, PPD Pharmaco offers consulting services relating to sample size parameters for patient enrollment, development of data analysis plans and randomization schemes. During clinical trials, PPD Pharmaco assists in the rapid acquisition of clean and accurate data. Following completion of the clinical trials, PPD Pharmaco assists in report preparation and FDA presentations. PPD Pharmaco's biostatisticians may participate with clients in meetings with the FDA to present and defend biostatistical analyses. PPD Pharmaco has expertise in electronically capturing and integrating geographically diverse data. PPD Pharmaco uses SAS(R), Clintrace(TM), Oracle(R), BBN Clintrial(TM) and other third party software, as specified by clients, combined with customized programs developed by PPD Pharmaco.

         Performing data management and biostatistical analysis activities in parallel with other drug development activities where possible can reduce drug development time. For example, data management personnel work with clinical program managers and field monitors to continuously enter data, program output tables and listings, and validate the database so that there is a rapid progression to final tables, listing preparation and biostatistical analyses. Similarly, there is a close working relationship with medical writing and regulatory service personnel.

         TREATMENT INVESTIGATIONAL NEW DRUG APPLICATION

         A treatment Investigational New Drug ("IND") application includes a procedure to allow patients to receive a new drug not yet approved for a serious or immediate life-threatening disease, such as AIDS or multiple sclerosis, for which no comparable or satisfactory therapy is available. This treatment is provided during the clinical trial phase of development, but outside the controlled clinical trial. The treatment IND application process has the advantage of getting a new drug into an expanded patient base early, as well as allowing earlier publicity about the potential success of the drug. PPD Pharmaco's involvement in a treatment IND application may range from simply monitoring the treatment to providing an integrated set of services involving full investigational site management, data management, biostatistical analysis and report writing.

         MEDICAL WRITING AND REGULATORY SERVICES

         PPD Pharmaco provides full planning services for product development including pre-clinical review, CMC consulting and clinical protocol development. These activities are complemented by report writing, program management and regulatory services designed to reduce overall development time. Strategic planning and program management provided over the course of a product development life-cycle helps to ensure that regulatory dossiers are assembled in a minimum of time and are focused on obtaining the desired labeling for the compound. These development services are integrated with PPD Pharmaco's other services to speed the process consistent with good service and regulatory compliance.

         PPD Pharmaco maintains a large internal compliance and quality assurance department to provide in-process monitoring of GCP performance. PPD Pharmaco also offers these services to clients to assess trials conducted by the client or another CRO.

         HEALTHCARE ECONOMICS, OUTCOMES AND MARKETING RESEARCH

         PPD Pharmaco offers a number of services in the healthcare economics area to pharmaceutical and biotechnology companies as well as managed care payers and providers. These services include prospective and retrospective clinicoeconomics analysis, quality of life and drug therapy evaluation, large sample market research, clinical hypothesis testing for product marketing, enhanced patient, investigator and managed care plan recruiting, managed care consulting, patient therapeutic support systems and disease management consulting. This research helps clients demonstrate the value of their products in cost-sensitive markets without costly delays from designing and implementing new randomized clinical trials.

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

         SARCO is a chemical technology company that provides proprietary combinatorial chemistry and unique, drug-like small molecule combinatorial libraries to pharmaceutical, biotechnology, agrochemical and animal health industries. SARCO's core expertise includes the rapid synthesis of large numbers of compounds for use in the pre-clinical drug discovery and development process as well as the chemical optimization of those compounds found to have beneficial biological activity.

         SARCO is located in the Park Research Center, a high-technology campus in Research Triangle Park, North Carolina. SARCO's research facility is fully equipped to perform solid and solution-phase combinatorial chemistry, custom monomer synthesis and solution-phase medicinal chemistry. SARCO maintains full analytical and computational capabilities in support of its combinatorial and medicinal chemistry activities.

         Products include the SARCO base libraries, which are chemical compounds designed for high throughput biological screening, and the SARCO Focus Libraries, which are custom designed chemical libraries provided exclusively to a client. Services include research collaborations and partnerships with research-based discovery companies. These collaborations and partnerships are typically structured for a fixed period of time or around discrete client projects.

         Clients and Marketing

         The Company's Life Sciences Group provides services primarily to pharmaceutical and biotechnology companies. For the year ended December 31, 1998, approximately 87% of the Company's Life Sciences Group's net revenue was attributable to clinical services and 13.0% to laboratory services. For the year ended December 31, 1998, net revenue of the Life Sciences Group was derived approximately as follows:

                                                            Percentage of
         Source                                               Net Revenue
         ------                                               -----------
         Pharmaceutical                                            82.05%
         Biotechnology                                              7.97
         Government                                                 1.92
         Other                                                      8.06

         During 1998, the Company provided services to 40 of the top 50 pharmaceutical companies in the world as ranked by 1997 healthcare research and development spending.

         The Company provides services to the pharmaceutical and biotechnology industries and its revenue is highly dependent on expenditures on research and development by clients in these industries. Accordingly, the Company's operations could be materially and adversely affected by general economic downturns in these industries, the current trend toward consolidation in these industries or other factors resulting in a decrease in research and development expenditures. Furthermore, the Company has benefited to date from the increasing tendency of pharmaceutical and biotechnology companies to outsource large clinical research projects. Should this trend be reversed, the revenue of the Company could be materially and adversely affected. The Company believes that concentration of business among certain large customers is not uncommon in the CRO industry. The Company has experienced such concentration in the past and may experience such concentration in the future. However, during 1998 and 1997, no single client contributed more than 10% of the Company's total net revenue. In 1998, the Company's ten largest clients accounted for approximately 39.5% of the Company's total net revenue and approximately 24% of the Company's total 1998 net revenue was derived from clients located outside the U.S., in particular in Europe and Japan.

         Contractual Arrangements

         Many of PPD Pharmaco's contracts are fixed price, with some variable components, and range in duration from a few months to several years. In other contracts, PPD Pharmaco is paid based on applying agreed upon hourly rates to hours worked. Generally, for multi-year contracts involving clinical trials, a portion of the contract fee is paid at the time the trial is initiated, with the balance of the contract fee payable in installments over the trial duration. The installment payments are typically performance-based, relating payment to pre-established events or milestones, such as investigator recruitment, patient enrollment or database delivery. For fixed-price contracts, PPD Pharmaco bears the risk of cost overruns, but benefits if costs are lower than anticipated. Underpricing of such contracts or significant cost overruns could have a material adverse effect on the Company. Most of PPD Pharmaco's contracts for the provision of its services, including contracts with government agencies, are terminable by the client upon 30- to 90-days' notice under certain circumstances, including the client's unilateral decision to terminate the development of the product or end the study. Contracts may be terminated for a variety of reasons, including the failure of a product to satisfy safety requirements, unexpected or undesired results of the product, the client's decision to forego a particular study, or insufficient patient enrollment or investigator recruitment. Although the contracts typically require payment of certain fees for winding down the study and, in some cases, a termination fee, the loss of a single large contract or of multiple contracts could materially and adversely affect the Company.

Backlog

         Backlog consists of anticipated net revenue from letters of intent, verbal commitments, and contracts that have not been completed. Net revenue is defined as professional fee income (gross revenue) less reimbursed costs, consisting principally of investigator fees and travel. Once contracted work begins, net revenue is recognized over the life of the contract. In certain cases, PPD Pharmaco begins work for a client before a contract is signed. The backlog of the Life Sciences Group for the services described above under written agreements, including signed letters of intent, was $291.7 million in net revenue at December 31, 1998, compared to $205.7 million in net revenue at December 31, 1997.

         PPD Pharmaco believes that its backlog as of any date is not necessarily a meaningful predictor of future results, because backlog can be affected by a number of factors, including variable size and duration of contracts, many of which are performed over several years. Additionally, contracts generally are subject to early termination by the client or delay for many reasons, including unexpected test results. Moreover, the scope of a contract can change during the course of a study. There can be no assurances that PPD Pharmaco will be able to fully realize all of its backlog as net revenue.

Competition

         The CRO industry consists of several hundred small, limited-service providers, several medium-sized CROs and a few full-service global drug development companies. The CRO industry is consolidating and, in recent years, a few large, full-service competitors have emerged. This trend of industry consolidation will likely result in greater competition among the larger CROs for clients and acquisition candidates. PPD Pharmaco's large competitors include Covance, Inc., Kendle International, Inc., Parexel International Corporation, IBAH, ICON, Phoenix International, AAI and Quintiles Transnational Corporation. PPD Pharmaco also competes against certain medium-sized companies, in-house research and development departments of pharmaceutical and biotechnology companies, as well as universities and teaching hospitals. In addition, the CRO industry has few barriers to entry. Newer, smaller entities may compete aggressively against larger CROs for clients. Furthermore, the CRO industry has attracted the attention of the investment community, which could lead to increased competition by increasing the availability of financial resources for CROs. Increased competition may lead to price and other forms of competition that may adversely affect PPD Pharmaco's operating results.

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

         PPD Informatic's competitors for its packaged software include major vendors of software used in pharmaceutical applications, such as Domain Solutions, Oracle and SAS, as well as a variety of smaller, specialized software companies. Competitors for PPD Informatic's application development services include major consulting companies with pharmaceutical industry groups (e.g., Andersen Consulting, EDS, PricewaterhouseCoopers) and smaller companies with a pharmaceutical industry focus (e.g. DataCeutics, Netforce, ISCG).

         The outsource chemistry research industry consists of several dominant providers and numerous smaller niche companies. SARCO faces significant competition from these companies as well as competition from research teams funded internally by pharmaceutical and biotechnology companies. While the trend to outsource research is increasing, the vast majority of research spending by these companies is for their own internal research personnel.

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

Potential Liability and Insurance

         Clinical research services involve the testing of new drugs on human volunteers pursuant to a study protocol. Such testing exposes the Company to the risk of liability for personal injury or death to patients resulting from, among other things, possible unforeseen adverse side effects or improper administration of the new drug. Many of these patients are already seriously ill and are at risk of further illness or death. The Company attempts to manage its risk of liability for personal injury or death to patients from administration of products under study through measures such as contractual indemnification provisions with clients and through insurance maintained by clients. The contractual indemnifications generally do not protect the Company against certain of its own actions, such as negligence. The contractual arrangements are subject to negotiation with clients and the terms and scope of such indemnification vary from client to client and from trial to trial. Although most of PPD Pharmaco's clients are large, well-capitalized companies, the financial performance of these indemnities is not secured. Therefore, the Company bears the risk that the indemnifying party may refuse, or not have the financial ability, to fulfill its indemnification obligations. The Company could be materially and adversely affected if it were required to pay damages or incur defense costs in connection with a claim that is beyond the scope of an indemnity provision or beyond the scope or level of insurance coverage or where the indemnifying party does not fulfill its indemnification obligations. Until September 1996, the Company did not maintain liability insurance with respect to these risks. The Company currently maintains professional liability insurance coverage of up to $5.0 million per claim, with an annual aggregate policy limit of $5.0 million. Liability claims might exceed the limits of such coverage and such insurance might not continue to be available on commercially reasonable terms or at all.

Government Regulation

         The laboratory services performed by PPD Pharmaco are subject to various regulatory requirements designed to ensure the quality and integrity of the testing process. The industry standards for conducting laboratory testing are embodied in the regulations for Good Laboratory Practice ("GLP") and Good Manufacturing Practice ("GMP"). GLP and GMP have been adopted by the FDA, by the Department of Health in the United Kingdom and by similar regulatory authorities in other parts of the world. GLP and GMP stipulate requirements for facilities, equipment and professional staff. The regulations require standardization procedures for studies, for recording and reporting data, and for retaining appropriate records. To help ensure compliance, PPD Pharmaco has established quality assurance controls at its laboratory facilities that monitor ongoing compliance with GLP and GMP regulations by auditing test data and conducting regular inspections of testing procedures.

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

         PPD Pharmaco's Global Standard Operating Procedures ("SOPs") are written in accordance with the Code of Federal Regulations and ICH guidelines agreed upon by the United States, certain European and the Japanese governments. This enables our work to be conducted locally, regionally and globally to standards that exceed all currently applicable regulatory requirements.

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

Intellectual Property

         The Company has rights in certain trademarks such as PPD(TM), PPD Pharmaco(R), The Power of Selection(TM), CLASSIFYTM, RESOLVETM, CROSS GRAPHS(R), TABLETRANS(R) and others. In addition, the Company holds certain licensing privileges related to the GSX technology.

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

Employees

         At December 31, 1998, the Company had approximately 3,100 full-time equivalent employees, of whom 2,500 were employed in the Life Sciences Group, 340 were employed in the Environmental Sciences Group (which was sold in January
1999), 50 were employed in the Discovery Sciences Group and the remainder were in the Company's corporate headquarters. Of the Company's employees, approximately 130 hold Ph.D., M.D., Pharm.D. or D.V.M. degrees and approximately 390 hold other masters or other postgraduate degrees. None of the Company's employees is represented by a labor union or is subject to a collective bargaining agreement. The Company believes that its relations with its employees are good.

         The Company's performance depends on its ability to attract and retain qualified professional, scientific and technical staff. The level of competition among employers for such skilled personnel is high. The Company believes that its employee benefit plans enhance employee morale, professional commitment and work productivity and provide an incentive for employees to remain with the Company. The Company, like many of its competitors, also relies on a number of key executives. The loss of services of any of the Company's key executives could have a material and adverse effect on the Company. While to date the Company has not experienced any significant problems in attracting or retaining qualified staff, it might in the future.

Foreign and Domestic Operations

         Note 18 of Notes to Consolidated Financial Statements presents information about the Company's operations by geographic area for each of fiscal years 1998, 1997 and 1996.

  ITEM 2.         PROPERTIES

         The Company's principal executive offices are located in Wilmington, North Carolina. In June 1998, the Company entered into a new 10-year build-to-suit lease for approximately 67,500 square feet in Morrisville, North Carolina which is scheduled for completion in the summer of 1999. In September 1998, the Company entered into a new 10-year build-to-suit lease for approximately 70,000 square feet in Wilmington, North Carolina which is scheduled for completion in the fall of 1999. In December 1998, the Company entered into a new 15-year build-to-suit lease for approximately 61,000 square feet in Research Triangle Park, North Carolina which is scheduled for completion in the winter of 1999.

         The Company owns and operates a 52-bed Phase I facility in Leicester, England. The Company also owns a building in Kersewell, Scotland, which it acquired when it purchased Data Acquisition and Research Limited in December 1996. All other facilities are leased. The Company's operations currently occupy approximately 693,000 square feet of space worldwide, including over 126,000 square feet of space located outside of the United States. The Company believes that its facilities have adequate capacity to handle significant additional business growth. The locations of the Company's operating facilities as of December 31, 1998 were as follows:

LIFE SCIENCES GROUP
         The Americas                                         Europe
         ------------                                         ------
                  Sao Paulo, Brazil                                    Brussels, Belgium
                  La Jolla, California                                 Cambridge, England
                  San Bruno, California                                Chelmsford, England
                  Mississauga, Canada                                  Leicester, England
                  Overland Park, Kansas                                Southampton, England
                  Columbia, Maryland                                   Charenton-Le-Pont, France
                  Cambridge, Massachusetts                             Karlsruhe, Germany
                  Lawrenceville, New Jersey                            Nuremberg, Germany
                  Morrisville, North Carolina                          Milan, Italy
                  Research Triangle Park, North Carolina               Kersewell, Scotland
                  Wilmington, North Carolina                           Barcelona, Spain
                  Austin, Texas (1)                                    Madrid, Spain
                  Richmond, Virginia                                   Stockholm, Sweden
                  Middleton, Wisconsin                        Eastern Europe
                                                              --------------
         Pacific Rim                                                   Prague, Czech Republic
         -----------                                                   Budapest, Hungary
                  Melbourne, Australia                                 Warsaw, Poland
         Asia
         ----                                                 Africa
                  Osaka, Japan                                ------
                                                                       Cape Town, South Africa (2)
                  Bangkok, Thailand                                    Johannesburg, South Africa (2)

DISCOVERY SCIENCES GROUP
         The Americas
         ------------
                  Menlo Park, California
                  Morrisville, North Carolina
                  Research Triangle Park, North Carolina

         The list of operating locations above does not include the locations in which the Company's environmental sciences segment operates. This segment was sold on January 31, 1999. See Note 4 of Notes to Consolidated Financial Statements.

------
(1) In November 1995, the Company entered into a sale-leaseback transaction related to its Austin, Texas, facilities. See Note 10 of Notes to Consolidated Financial Statements.
(2) The operations for South Africa were merged into the Johannesburg location in February 1999.

ITEM 3.           LEGAL PROCEEDINGS

         In the normal course of business, the Company is a party to various claims and legal proceedings. Although the ultimate outcome of these matters is not yet determined, management of the Company, after consultation with legal counsel, does not believe that the resolution of these matters will have a material effect upon the Company's financial condition or results of operations in any interim or annual period.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 1998.

EXECUTIVE OFFICERS

         The executive officers of the Company as of January 31, 1999, were as follows:

          Name                        Age                         Position
---------------------------           ---      -----------------------------------------------------
   Fredric N. Eshelman                50       Vice Chairman and Chief Executive Officer

   Thomas D'Alonzo                    55       President and Chief Operating Officer

   Rudy C. Howard                     41       Chief Financial Officer, Vice President - Finance and
                                               Treasurer

   Fred B. Davenport, Jr.             47       General Counsel, Vice President - Legal and Secretary

   Joshua S. Baker                    43       Senior Vice President, Global Operations

         FREDRIC N. ESHELMAN has served as Chief Executive Officer and as a director of the Company since July 1990. Dr. Eshelman founded the Company's predecessor in 1985. Prior to rejoining the Company in 1990, Dr. Eshelman served as Senior Vice President, Development and as a director of Glaxo Inc., a subsidiary of Glaxo Holdings plc.

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

         JOSHUA S. BAKER is Senior Vice President, Global Operations of the Company. Prior to holding this position, Dr. Baker served as Vice President, Biostatistics and Data Management of the Company. Prior to joining the Company in May 1994, Dr. Baker served as Director of Biostatistics of Glaxo Research Institute, the research and development division of Glaxo Inc., a position he had held since September 1987.

                                     PART II

ITEM 5.           MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
                  STOCKHOLDER MATTERS

         The Common Stock of the Company, par value $0.10 per share (the "Common Stock"), is traded under the symbol "PPDI" in the over-the-counter market and is quoted on the National Market System of the National Association of Securities Dealers Automated Quotation System ("NASDAQ"). The following table sets forth the high and low prices for shares of the Common Stock, as reported by the National Association of Securities Dealers, Inc. These prices are based on quotations between dealers, which do not reflect retail mark-up, markdown or commissions.

                               1998                                 1997
                 ---------------------------------------------------------------
                      High               Low              High             Low

First Quarter      $  24.25         $   13.00          $   30.00        $  18.50
Second Quarter     $  25.875        $   18.50          $   25.125       $  16.00
Third Quarter      $  29.375        $   18.625         $   24.00        $  18.50
Fourth Quarter     $  30.688        $   20.00          $   22.625       $  12.25



         As of February 16, 1999, there were approximately 8,450 holders of the Company's Common Stock.

         Since its initial public offering, the Company has not paid any cash dividends on its Common Stock. The Company has no present plans to pay cash dividends to its shareholders and, for the foreseeable future, intends to retain all of its earnings for use in continuing to develop its business. The declaration of any future dividends by the Company is within the discretion of its Board of Directors and is dependent upon the earnings, financial condition and capital requirements of the Company, as well as any other factors deemed relevant by the Board of Directors.


ITEM 6.           SELECTED CONSOLIDATED FINANCIAL DATA

         The selected consolidated financial data set forth below for the Company as of December 31, 1998 and 1997 and for each of the three years in the period ended December 31, 1998 are derived from the audited consolidated financial statements included elsewhere herein. The selected financial data set forth below for the Company as of December 31, 1996, 1995 and 1994 and for each of the two years in the period ended December 31, 1995 are derived from the financial statements of the Company not included elsewhere herein. The data presented below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and with the Company's consolidated financial statements and related notes thereto included elsewhere in this Report.

         The Company's consolidated financial data reflects its former environmental sciences segment as discontinued operations due to the sale of this segment on January 31, 1999. See Note 4 of Notes to Consolidated Financial Statements.



                                                                       Years Ended December 31,
                                             -------------------------------------------------------------------------------
                                                 1998          1997            1996 (4)      1995(1) (2) (3)   1994 (1) (2)
                                             -----------    -----------      -----------     ---------------   ------------
                                                                  (in thousands, except per share data)

Net revenue (5)                              $   235,553    $  187,487       $  152,304       $  160,495       $ 146,342
                                             -----------    ----------       ----------       ----------       ---------
Operating expenses                               211,349       170,468          143,459          157,837         142,396
Loss on sale of business, special charges,
  restructuring costs, merger costs, and
  acquired in-process research and                 3,163         9,670           14,773           24,290               -
  development costs                          -----------    ----------       ----------       ----------       ---------
                                                 214,512       180,138          158,232          182,127         142,396
                                             -----------    ----------       ----------       ----------       ---------
Income (loss) from operations                     21,041         7,349           (5,928)         (21,632)          3,946
Other income (expense), net                        3,562         1,464            1,804           (2,616)         (2,728)
                                             -----------    ----------       ----------       ----------       ---------
Income (loss) from continuing operations
  before provision for income taxes               24,603         8,813           (4,124)         (24,248)          1,218

Provision (benefit) for income taxes               9,448         3,363            2,257          (17,163)            591
Income from operations of discontinued
  environmental sciences segment, net (6)          4,614         4,152            2,874            2,578          (8,614)
Extraordinary loss from early
  extinguishment of debt                               -             -                -             (897)              -
                                             -----------    ----------       ----------       ----------       ---------
Net income (loss)                            $    19,769    $    9,602       $   (3,507)      $   (5,404)      $  (7,987)
                                             ===========    ==========       ==========       ==========       =========
Income (loss) from continuing operations
  per share:
    Basic                                    $       0.65   $     0.24       $    (0.30)      $    (0.38)      $     0.03
                                             ============   ==========       ==========       ==========       ==========
    Diluted                                  $       0.65   $     0.24       $    (0.30)      $    (0.38)      $     0.03
                                             ============   ==========       ==========       ==========       ==========

Income (loss) from discontinued operations
   per share:
    Basic                                    $       0.20   $     0.18       $     0.13         $  0.14        $    (0.46)
                                             ============   ==========       ==========         =======        ==========
    Diluted                                  $       0.20   $     0.18       $     0.13         $  0.14        $    (0.46)
                                             ============   ==========       ==========         =======        ==========

Loss from extraordinary item per share:
    Basic                                    $        -     $        -       $       -          $ (0.05)       $       -
                                             ==========     ==========       =========          =======        =========
    Diluted                                  $        -     $        -       $       -          $ (0.05)       $       -
                                             ==========     ==========       =========          =======        =========

Net income (loss) per share:
    Basic                                    $       0.85   $     0.42       $    (0.17)        $ (0.29)       $    (0.43)
                                             ============   ==========       ==========         =======        ==========
    Diluted                                  $       0.85   $     0.42       $    (0.17)        $ (0.29)       $    (0.43)
                                             ============   ==========       ==========         =======        ==========

Weighted average number of shares
   outstanding:
    Basic                                         23,186        22,825           21,168           18,815          18,671
    Dilutive effect of stock options                 169            60                -                -               -
                                             -----------      --------       ----------         --------       ---------
    Diluted                                       23,355        22,885           21,168           18,815          18,671
                                             ===========      ========       ==========         ========       =========


                                                                           As of December 31,
                                                 1998          1997           1996           1995                1994
                                             -----------    ----------    ----------     ----------          -----------
                                                                             (in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents                   $   34,083      $   15,879    $   21,838     $   13,565          $   9,804
Marketable securities                                -           7,994        14,210            242                203
Working capital                                 93,917          69,950        66,603         37,320             27,795
Total assets                                   236,582         197,047       181,457        142,661            202,773
Long-term debt                                     161             340         1,428          3,471             47,620
Long-term debt, including current portion        3,741           5,246         5,649          5,672             51,170
Shareholders' equity                           155,410         127,605       115,306         77,300             74,198

         SELECTED FINANCIAL DATA, EXCLUDING TOXICOLOGY OPERATIONS (SOLD 11/95), LOSS ON SALE OF BUSINESS, SPECIAL CHARGES, RESTRUCTURING CHARGES, MERGER COSTS, ACQUIRED IN-PROCESS RESEARCH AND DEVELOPMENT COSTS, GAIN ON SALE OF CCCR, DISCONTINUED OPERATIONS AND EXTRAORDINARY LOSS.

                                                                        Years Ended December 31,
                                               1998           1997            1996             1995(1)(2) (3) 1994(1) (2)
                                            ---------     -----------      ---------      ------------------- -------------
                                                                 (in thousands, except per share data)
Net revenue (5)                             $ 235,553     $187,487         $ 152,304           $122,049         $  99,955
Operating expenses                            211,349      170,468           143,459            118,255            98,418
                                            ---------     --------         ---------           --------         ---------
Income from operations                         24,204       17,019             8,845              3,794             1,537
Other income (expense), net                     2,490        1,464             1,804             (2,616)           (2,728)
                                            ---------     --------         ---------           --------         ---------
Income from continuing operations before
   provision for income taxes                  26,694       18,483            10,649              1,178            (1,191)
Provision (benefit) for income taxes           10,274        7,215             4,249                471              (476)
                                            ---------     --------         ---------           --------         ---------
Net income (loss)                           $  16,420     $ 11,268         $   6,400           $    707         $    (715)
                                            =========     ========         =========           ========         =========
Weighted average number of
   diluted shares outstanding                  23,355       22,885            21,319             18,815            18,761
                                            =========     ========         =========           ========         =========
Net income (loss) per share                 $    0.70    $    0.49        $     0.30          $    0.04         $   (0.04)
                                            =========    =========        ==========          =========         =========

----------
1. Following termination of its status as an S corporation prior to completion of its initial public offering in January 1996, PPD became subject to federal and state income taxes. The income tax data for each of the years ended December 31, 1995 and 1994 reflects the application of corporate income taxes to PPD's net income at the statutory combined federal and state tax rate as if the termination of PPD's S Corporation status had occurred on January 1, 1994.

2. Weighted average shares outstanding for each of the years ended December 31, 1995 and 1994 assumes the occurrence of events pursuant to PPD's initial public offering and the issuance of sufficient shares at $18.00 per share to provide net proceeds, after aggregate offering expenses and underwriting discounts, to repay the $5.5 million debt incurred by PPD in making the final S corporation distribution.

3. The loss from continuing operations for 1995 was affected by (i) the sale of APBI's toxicology business, which resulted in a pre-tax loss of $19.3 million charged against operating income, (ii) a special charge against operating income of $5.0 million primarily related to the impairment of APBI's available for sale investments and (iii) an increase in APBI's tax benefit as a result of the reversal of certain tax liabilities recorded in prior years for which it was determined that APBI will not be liable for payment.

4. The net loss for 1996 was affected by $14.8 million of merger costs incurred in connection with the acquisition of APBI. After associated tax benefits, the impact on net income of such merger costs was $13.0 million.

5. Revenues are presented net of subcontractor costs. See accompanying consolidated statements of operations.

6. The discontinued operations include the Company's environmental sciences segment sold in January 1999 and the writeoff of its remaining investment in PACE Incorporated during the fourth quarter of 1995. All prior periods have been restated to exclude both of the above operations.

 ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Statements in this Management's Discussion and Analysis that are not descriptions of historical facts are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 reflecting management's current view with respect to certain future events and financial performance that are subject to risks and uncertainties. Actual results could differ materially from those currently anticipated due to a number of factors, including those set forth herein and in the Company's other SEC filings, and including, in particular, risks relating to government regulation; dependence on certain industries; the fixed price nature of contracts; the commencement, completion or cancellation of large contracts; progress of ongoing contracts; potential liability associated with the Company's lines of business; dependence on personnel; management of growth and competition. Since a large percentage of the Company's operating costs are relatively fixed, variations in the timing and progress of large contracts can materially affect results.

GENERAL

         During 1998, the Company reported net income of $19.8 million, or $0.85 per share, compared to net income of $9.6 million, or $0.42 per share, during 1997. Excluding gain on sale of business and acquisition related costs, the Company's net income of $21.0 million was 36.1% higher than prior year net income, excluding merger and acquisition costs, of $15.5 million.


         Effective January 31, 1999, the Company sold its environmental sciences segment to Environ Holdings, Inc., a new company formed by the management of ENVIRON. The Company received as consideration cash of $1.4 million, a four-year note in the amount of $7.0 million and a 12-year note in the amount of $18.0 million. The Company received an opinion from Lehman Brothers to the effect that the consideration received is fair from a financial standpoint. The Company will not recognize a pre-tax gain or loss as a result of the sale of the environmental sciences segment as the sales price was based on the net assets of the environmental sciences segment at January 31, 1999. The Company entered into a three year consulting agreement to provide certain consulting services to Environ Holdings for a fee of $0.5 million per year.


         In February 1999, the Company formed a joint venture, PPGx, with Axys Pharmaceuticals, Inc. to pursue the business of pharmacogenomics. The Company contributed $1.5 million in cash, the net assets of Intek, and assigned the rights to a certain software license from Axys for an 18.2% ownership interest in PPGx. Separately, the Company and Axys entered into a software licensing agreement whereby the Company licensed certain software from Axys in exchange for a $2.0 million license fee. The Company has received exclusive marketing rights to PPGx pharmacogenomics products and services and an option to increase its ownership share of PPGx after the first anniversary of PPGx.


         In February 1999, the Company signed a non-binding letter of intent to acquire ATP, Inc., a health information services company. ATP provides customized inbound and outbound telecommunications programs targeting consumers and health care providers. Under the terms of the letter of intent, the Company will issue approximately 1 million shares of unregistered common stock, subject to certain closing adjustments, to the shareholders of ATP in return for their ATP stock. The transaction is expected to be accounted for as a pooling of interests.


         In May 1998, the Company created GenuPro, Inc., a subsidiary of PPD which holds a license to a number of compounds in the genitourinary field which was purchased from Eli Lilly & Co. in the second quarter of 1998. As a result of the purchase of these compounds, the Company recorded an acquired in-process research and development charge of $3.2 million in the second quarter of 1998 as these compounds were in the initial stage of research and development at the date the compounds were acquired. The formation of GenuPro, Inc. is an addition to the Company's Discovery Sciences Group.


         In February 1998, the Company, through its subsidiary Clinix International Inc., sold substantially all of the assets of the Chicago Center for Clinical Research ("CCCR"). The selling price was approximately $7.8 million in the form of $5.3 million in cash and a promissory note for $2.5 million which will be received over a period of five years. The sale resulted in a gain of approximately $1.1 million which was recognized as other income during the first quarter of 1998. As part of the sales agreement, the Company will continue to provide CCCR with certain clinical and administrative services for an agreed upon amount through the first quarter of 1999.

         In June 1997, the Company moved into a new line of business with the acquisitions of SARCO and the GSX System. These acquisitions formed the basis of the Company's Discovery Sciences Group, which focuses on the discovery segment of the research and development outsourcing market. The Company acquired SARCO in a transaction accounted for as a pooling of interests. The consideration for SARCO consisted of 263,158 shares of the Company's common stock. The Company acquired the GSX System, a functional genomics platform technology, for approximately $8.7 million in cash.

         In March 1997, the Company acquired Belmont, a software systems company, in a transaction accounted for as a pooling of interests. The consideration for Belmont consisted of 502,384 shares of the Company's common stock. In November 1997, the Company acquired Intek Labs, Inc. ("Intek"), a pharmacogenetics company, in a transaction accounted for as a pooling of interests. The consideration for Intek consisted of 399,999 shares of the Company's common stock.

RESULTS OF OPERATIONS

         The following tables set forth, for the periods indicated, amounts for certain items in the Company's consolidated financial statements expressed as a percentage of net revenue from continuing operations and the percentage changes in dollar amounts of certain items compared with the prior period:

                                    PERCENTAGE OF NET REVENUE FROM CONTINUING OPERATIONS

                                                             For the Years Ended December 31,
                                              1998                      1997                      1996
                                     -----------------------   ----------------------    ----------------------
                                       Amount          %        Amount           %          Amount         %
                                     ----------   ----------   ----------   ----------   ----------   ----------
                                                                   (dollars in thousands)
Net revenue (1):
   Life sciences                     $  234,626         99.6%  $  187,201       99.8%    $  152,304     100.0%
   Discovery sciences                       927          0.4          286        0.2              -         -
                                     ----------    ---------   ----------   --------     ----------    ------
                                        235,553        100.0      187,487      100.0        152,304     100.0
Direct costs:
   Life sciences                        117,625                    94,909                    79,108
   Discovery sciences                     3,623                     1,859                         -
                                     ----------                ----------                ----------
                                        121,248         51.5       96,768       51.6         79,108      51.9
Selling, general, and
  administrative expenses                77,784         33.0       62,820       33.5         55,453      36.4
Depreciation and amortization            12,317          5.2       10,880        5.8          8,898       5.8
Acquired in-process research
   and development costs                  3,163          1.3        9,112        4.9              -        -
Merger costs                                  -            -          558        0.3         14,773       9.7
                                     ----------    ---------   ----------   --------     ----------    ------
Operating income (loss)              $   21,041          8.9%  $    7,349        3.9%    $   (5,928)     (0.4)%
                                     ==========    =========   ==========   ========     ==========    ======

                                                                                Percentage Change
                                                                        For the Years Ended December 31,
                                                                 ----------------------------------------------
                                                                 1998 vs. 1997                    1997 vs. 1996
                                                                 -------------                    -------------
         Net revenue:
              Life sciences                                          25.3%                              22.9%
              Discovery sciences                                    224.1                                N/A
                Total net revenue                                    25.6                               23.1
         Direct costs:
              Life sciences                                          23.9                               20.0
              Discovery sciences                                     94.9                                N/A
         Selling, general and administrative expenses                23.8                               13.3
         Depreciation and amortization                               13.2                               22.3

----------
(1)  Revenues are presented net of subcontractor costs.

         YEAR ENDED DECEMBER 31, 1998 VERSUS YEAR ENDED DECEMBER 31, 1997

         Net revenue increased $48.1 million, or 25.6%, to $235.6 million in 1998 from $187.5 million. The Life Sciences Group's operations accounted for 99.6% of the Company's net revenue for 1998. The Life Sciences Group generated net revenue of $234.6 million, up $47.4 million, or 25.3%, from last year. The growth in the Life Sciences Group operations was primarily attributable to an increase in the size, scope and number of contracts in the global CRO Phase II-IV division. The Discovery Sciences Group generated net revenue of $0.9 million, up $0.6 million, or 224.1%, from last year. The growth in the Discovery Sciences operations was primarily attributable to an increase in the number of contracts in the combinatorial chemistry division. Net revenue is expected to increase in the Discovery Sciences operations during 1999, however, unless net revenue from achievement of development milestones is received, the effect of the segment on the Company's earnings per share should remain relatively constant.


         Total direct costs increased 25.3% to $121.2 million from $96.8 million last year and remained relatively constant as a percentage of net revenue at 51.5% for the current year from 51.6% last year. The Life Sciences Group direct costs decreased as a percentage of related net revenue to 50.1% from 50.7%. This decrease is principally due to higher utilization of direct labor employees and a focused effort to control costs. The Discovery Sciences Group direct costs increased to $3.6 million in 1998 as compared to $1.9 million in 1997. This increase was due to a full year of operations being recorded in the current year as opposed to a half-year of operations recorded in 1997. (As discussed previously, the Discovery Sciences Group was formed in June 1997 with the acquisitions of SARCO and the GSX System).


         Selling, general and administrative ("SG&A") expenses increased 23.8% to $77.8 million from $62.8 million in 1997. The increase is primarily attributable to the investment in additional personnel to support the Company's expanding operations. As a percentage of net revenue, SG&A expenses decreased slightly to 33.0% from 33.5% last year.


         Total depreciation and amortization expense of $12.3 million was $1.4 million, or 13.2%, higher than last year. The increase was related to the Company's growth as well as the ongoing capital investment in the Company's business. The Company's capital expenditures (excluding the environmental sciences segment) were $17.6 million in 1998. Computer equipment and software accounted for approximately 47% of this capital investment, while expanded capabilities in the Company's labs and Discovery Sciences Group accounted for approximately 12%.


         The Company recorded an acquired in-process research and development charge of $3.2 million in 1998 as a result of the purchase of a license to six genitourinary compounds from Eli Lilly & Co. during the second quarter. The Company immediately expensed the acquired in-process research and development costs because the compounds were in the initial phase of research and development and had no alternative future use. This compares to an acquired in-process research and development charge of $9.1 million recognized in 1997 related to the acquisition of the GSX System.


         Operating income improved $13.7 million to $21.0 million for the year ended December 31, 1998, as compared to $7.3 million for the year 1997. Excluding gain on sale of CCCR, merger and acquisition related costs, the Company's adjusted operating income of $24.2 million in 1998 was 42.2% higher than adjusted operating income of $17.0 million in 1997. As a percentage of net revenue, the yearly operating income of 8.9% represents a dramatic improvement from 3.9% of net revenue last year.


         Net interest and other income (expense), net, improved $2.1 million, rising to $3.6 million for the year ended December 31, 1998 from $1.5 million for the year 1997. Excluding the gain related to the sale of CCCR, net other income of $2.5 million was $1.0 million higher than the prior year. The improvement was primarily the result of the covenant not to compete payments of $0.7 million resulting from the sale of CCCR in the first quarter of 1998. The Company expects to receive an additional $0.1 million related to the non-compete agreement in the first quarter of 1999.


         The Company recorded income from discontinued operations, net of income tax expense, related to its environmental sciences segment, of $4.6 million in 1998, as compared to $4.2 million in 1997. The environmental sciences segment was sold on January 31, 1999.

         The net income of $19.8 million in 1998 represents an improvement of $10.2 million over the $9.6 million from 1997. Net income per basic and diluted share of $0.85 for 1998 compares to $0.42 in 1997. Excluding the impact of the gain on sale of CCCR and acquisition-related charges in 1998 and the merger and acquisition-related charges in 1997, the Company's 1998 net income of $21.0 million is 36.1% higher than net income of $15.5 million for 1997.

YEAR ENDED DECEMBER 31, 1997 VERSUS YEAR ENDED DECEMBER 31, 1996

         Net revenue increased $35.2 million, or 23.1%, to $187.5 million in 1997 from $152.3 million. The Life Sciences Group's operations accounted for 99.8% of the Company's net revenue for 1997. The Life Sciences Group generated net revenue of $187.2 million, up $34.9 million, or 22.9%, as compared to 1996. The growth in the Life Sciences Group operations was primarily attributable to an increase in the size, scope and number of contracts in the North America clinical development and biostatistics business over 1996. The acquisitions of Belmont and Intek, both completed in 1997, contributed net revenue of $5.7 million for 1997. The acquisitions of SARCO and the GSX System in June 1997 formed the basis for the Company's Discovery Sciences Group which had $0.3 million of net revenue during 1997.


         Total direct costs increased 22.3% to $96.8 million from $79.1 million last year and remained relatively constant as a percentage of net revenue at 51.6% for 1997 from 51.9% in 1996. The Life Sciences Group direct costs decreased as a percentage of related net revenue to 50.7% from 51.9%. This decrease is principally due to higher utilization of direct labor employees and a focused effort to control costs.


         Selling, general and administrative ("SG&A") expenses increased 13.3% to $62.8 million from $55.5 million in 1996. SG&A expenses from 1997 acquisitions comprised $2.8 million of the increase. The remaining increase is primarily attributable to the investment in the Company's business development and marketing organization and in the area of information technology. Additional costs in these areas include personnel costs, training and recruitment of highly qualified individuals. As a percentage of net revenue, SG&A expenses decreased to 33.5% from 36.4% last year.


         Total depreciation and amortization expense of $10.9 million was $2.0 million, or 22.3%, higher than last year. The increase was related to the Company's growth as well as the ongoing capital investment in the Company's business.


         During 1997, the Company recorded merger costs of $0.6 million in connection with the acquisitions of Belmont, SARCO and Intek. These costs were primarily cash expenses, such as legal and accounting fees related to pooling transactions. During 1996, the Company recorded merger costs of $14.8 million. These costs were primarily cash expenses, such as investment banking fees, legal and accounting fees, and employee severance as a result of the integration of the administrative functions of PPD and APBI.


         The Company recorded an acquired in-process research and development charge of $9.1 million in the second quarter of 1997. These costs were charged to operations upon the acquisition of the GSX System. The Company hired an independent consultant to determine the fair value of the acquired in-process research and development. The purchase price in excess of the net assets of the GSX System was allocated to acquired in-process research and development costs, because the technology had no alternative future use and had not reached technological feasibility at the date of the acquisition.


         Operating income improved $13.3 million to $7.3 million for the year ended December 31, 1997, as compared to an operating loss of $5.9 million for the year 1996. Excluding merger and acquisition related costs, the Company's operating income of $17.0 million in 1997 was 92.4% higher than operating income (before the impact of merger and acquisition related costs) of $8.8 million in 1996. As a percentage of net revenue, the 1997 operating income of 3.9% represents a dramatic improvement from the operating loss of 3.9% of net revenue in 1996.


         The Company recorded income from its discontinued environmental sciences segment of $4.2 million in 1997, as compared to $2.9 million in 1996. The increase in income from discontinued operations in 1997 as compared to 1996 was due to the 1997 acquisition of Technical Assessment Systems, Inc.

         The net income of $9.6 million in 1997 represents an improvement of $13.1 million over the $3.5 million net loss in 1996. Net income per basic and diluted share of $0.42 for 1997 compares to a net loss per basic and diluted share of $0.17 in 1996. Excluding the impact of the merger costs and acquisition-related charges on both years, the Company's 1997 net income of $15.5 million is 53.6% higher than 1996's net income of $10.1 million. Excluding these non-recurring charges, net income per diluted share of $0.68 for 1997 compares to $0.47 for 1996 computed on 1.6 million more shares outstanding for 1997.


LIQUIDITY AND CAPITAL RESOURCES


         As of December 31, 1998, the Company had $34.1 million of cash and cash equivalents on hand. The Company has historically funded its operations and growth, including acquisitions, with cash flow from operations, borrowings and through the use of the Company's stock.


         For the year ended December 31, 1998, the Company experienced a net increase in cash flow from operating activities to $23.6 million as compared to $11.1 million for the year ended December 31, 1997. The increase in cash flow from operations is primarily due to an increase in the Company's net revenues and an increase in operating margins as a percentage of net revenues. For the 1998 period, net income of $19.8 million, depreciation and amortization of $14.2 million and the acquired in-process research and development of $3.2 million were offset primarily by the net increase of $13.8 million in other assets and liabilities (which includes a $28.1 million increase in accounts receivable and unbilled services due to the growth in revenue).


         For the year ended December 31, 1998, the Company's investing activities used net cash of $11.0 million. Capital expenditures of $19.3 million, cash paid for the acquisition of a license to certain compounds of $3.2 million and $1.8 million in net cash paid for acquisitions were partially offset by $8.0 million in proceeds from the sale of investments and $5.3 million of net proceeds received from the sale of CCCR.


         For the year ended December 31, 1998, the Company's financing activities provided $5.6 million in cash, as net proceeds from stock option exercises of $7.0 million were partially offset by $1.5 million in repayment of long-term debt.


         For the year ended December 31, 1997, the Company experienced a net increase in cash flow from operating activities to $11.1 million as compared to $0.3 for the year ended December 31, 1996. For the period, net income of $9.6 million, depreciation and amortization of $12.4 million and the acquired in-process research and development of $9.1 million were offset primarily by the net decrease of $19.1 million in other assets and liabilities (which includes a $24.5 million increase in billed and unbilled receivables due to the growth in revenue), as well as cash disbursements of $7.4 million related to previously accrued merger expenses.


         For the year ended December 31, 1997, the Company used net cash of $16.8 million in investing activities, as capital expenditures of $13.6 million and the cash paid for the acquisition of the GSX technology of $9.1 million were only partially offset by $6.3 million in cash provided by net maturities of investments.


         For the year ended December 31, 1997, the Company's financing activities provided $1.0 million in cash, as net proceeds from stock option exercises of $2.2 million were partially offset by $1.3 million in net repayment of long-term debt and $0.4 million in cash used to pay pre-merger distributions to shareholders of Belmont.


         In June 1998, the Company obtained a $50.0 million revolving credit facility with First Union National Bank. Interest accrues on amounts borrowed at a floating rate currently equal to LIBOR plus 0.625% per year. Indebtedness under the line is unsecured and subject to certain covenants relating to financial ratios and tangible net worth. The unused portion of the loan is available to provide working capital and for general corporate purposes. As of December 31, 1998, the Company had $15.0 million reserved under this facility in the form of a letter of credit. This credit facility expires in June 2000, at which time any outstanding balance is due.

         In August 1998, the Company renegotiated a credit facility for $50.0 million with Wachovia Bank, N.A. Interest accrues on amounts borrowed at a floating rate currently equal to LIBOR plus 0.70% per year. Indebtedness under the line is unsecured and subject to certain covenants relating to financial ratios and tangible net worth. The unused portion of the loan is available to provide working capital and for general corporate purposes. As of December 31, 1998, the Company had $3.3 million outstanding under this facility. This credit facility expires in March 1999, at which time the outstanding balance is due. The Company plans to renegotiate this credit facility before its expiration date.


         The Company expects to continue expanding its operations through internal growth and strategic acquisitions. The Company expects such activities will be funded from existing cash, cash flow from operations, borrowings under its credit facilities and through the use of the Company's stock. The Company believes that such sources of cash will be sufficient to fund the Company's current operations for at least the next 12 months. The Company is currently evaluating a number of acquisitions and other growth opportunities which may require additional external financing, and the Company may seek to obtain funds from public or private issuances of equity or debt securities.


YEAR 2000 COMPLIANCE

         The Year 2000 issue is the result of computer programs having been written using two digits, rather than four, to define the applicable year. As a result, computer systems and/or software used by many companies in a very wide variety of applications may experience operating difficulties unless they are modified or upgraded to adequately process information involving, related to or dependent upon the four digit field. Significant uncertainty exists concerning the scope and magnitude of problems associated with the Year 2000.

         The Company recognizes the need to ensure its operations will not be adversely impacted by Year 2000 failures and has established an internal review team to address the Year 2000 issue that encompasses operating and administrative areas of the Company. During the first quarter of 1997, a team of experienced information technology staff was assigned to work with Company personnel to identify and resolve significant Year 2000 issues in a timely manner. In addition, executive management regularly monitors the status of the Company's Year 2000 remediation plans. The process includes an assessment of issues and development of remediation plans, execution of those plans and testing of all technology affected by this issue. In addition, the Company is engaged in assessing the Year 2000 issue with significant suppliers and clients.

         At December 31, 1998, the assessment process is 95% complete for all equipment (including computer hardware and software technology) used internally by the Company as compared to 85% at September 30, 1998. The Company has also determined that it is unlikely that it will have any material exposure to contingencies related to the Year 2000 issue in connection with services and products sold by the Company. Remediation is well underway, with approximately 80% of all systems requiring remediation completed at December 31, 1998 as compared to 50% at September 30, 1998. All systems, regardless of whether they require remediation, are being tested to ensure Year 2000 compliance. The Company has completed testing for Year 2000 compliance as of December 31, 1998 for 89% of our systems as compared to 50% at September 30, 1998. The Company expects to complete this effort by April 1999. The Company has initiated formal communications with its significant suppliers in North America and Europe to determine the extent to which the Company is vulnerable to third party failure to remediate Year 2000 compliance problems. The Company is in regular communication with key suppliers and clients and responds promptly to all requests for information regarding Year 2000 compliance. Based on current information available, management believes that it will be able to perform all services and provide all products it currently offers without any material adverse effects arising from failure to remediate deficiencies arising from Year 2000.
         External and internal costs specifically associated with applying vendor upgrades, testing and modifying internal use software for Year 2000 compliance are expensed as incurred. The Company pays for Year 2000 expenses with cash from operating activities. The percentage of the Company's information technology budget expected to be used for remediation is approximately 11% in 1998 and 5% in 1999. To date, the Company has spent $1.4 million on Year 2000 compliance, and expects to spend an additional $0.2 million to complete the compliance process. Of the total amount that the Company expects to spend, $1.2 million is attributable to internal labor costs for assessment and testing. Although internal resources have been dedicated to Year 2000 efforts, work has been spread across all areas and there has been no material delay in any major projects.

         The failure to correct a material Year 2000 problem could result in an interruption in, or a failure of, certain normal business activities or operations. Such failures could materially and adversely affect the Company's results of operations, liquidity and financial condition. The Company has represented to some clients that it intends to be Year 2000 compliant by April 1999. If unexpected issues arise causing delays in the clinical studies being performed for these clients, the Company will have a specified period of time to correct those issues. If not corrected, the client can modify or terminate its contract with the Company. The Company believes that modification or termination of one or more client contracts represents the most reasonably likely adverse event which might arise from material Year 2000 compliance failures. Due to the general uncertainty inherent in the Year 2000 problem, resulting in part from the uncertainty of the Year 2000 readiness of third-party suppliers and clients, the Company is unable to determine at this time whether the consequences of Year 2000 failures will have a material impact on its results of operations, liquidity or financial condition.

         The Company expects to significantly reduce the level of uncertainty about Year 2000 problems and, in particular, about Year 2000 compliance and readiness of its key suppliers and clients, as it nears completion of the inquiry, testing and replacement phase. The Company also believes that its experienced information technology staff, which has been instrumental in the Company's Year 2000 compliance efforts, may be able to mitigate many Year 2000 problems. However, the Company will continue to assess and develop contingency plans for a possible Year 2000 failure as it completes its testing of Year 2000 issues.
         The cost of the Year 2000 compliance project and the time by which the Company expects to complete its Year 2000 assessment and remediation are estimates, based on numerous assumptions, including the continued availability of funding resources and third party modification plans. However, there can be no guarantee that these estimates are accurate and will be achieved, and actual results could differ significantly from management's expectations. In addition, there is no guarantee that the Company's evaluation of the most likely effects of a material Year 2000 compliance failure is correct, or that its plan to address such failure will be adequate. In either instance, the effect upon the Company's financial condition could be material.

EXCHANGE RATE FLUCTUATIONS AND EXCHANGE CONTROLS

         The vast majority of the Company's contracts are entered into by the Company's United States or United Kingdom subsidiaries. The contracts entered into by the United States subsidiaries are almost always denominated in United States dollars.

         Contracts between the Company's United Kingdom subsidiaries and their clients are generally denominated in pounds sterling. Substantially all of the United Kingdom subsidiaries' expenses, such as salaries, services, materials and supplies, are paid in pounds sterling. However, the Company's consolidated financial statements are denominated in dollars and, accordingly, changes in the exchange rate between the pound sterling and the dollar will affect the translation of such subsidiaries' financial results into dollars for purposes of reporting the Company's consolidated financial results, and also affect the amounts in dollars actually received by the Company from such subsidiaries.

         The Company currently participates in only a small number of transactions involving multiple currencies. In most of those situations, contractual provisions either limit or reduce the translation risk. Financial statement translation has not, to date, been material to the Company's balance sheet. The reasons for this are that the majority of international operations are located in the United Kingdom, which traditionally has had a relatively stable currency, and that international operations have not accounted for a significant portion of total operations (approximately 15%). It is anticipated that those conditions will persist for at least through December 31, 1999.

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

POTENTIAL VOLATILITY OF QUARTERLY OPERATING RESULTS AND STOCK PRICE

         The Company's quarterly operating results are subject to volatility due to such factors as the commencement, completion or cancellation of large contracts, progress of ongoing contracts, acquisitions, the timing of start-up expenses for new offices, management of growth, and changes in the mix of services. Since a large percentage of the Company's operating costs are relatively fixed, variations in the timing and progress of large contracts can materially affect quarterly results. To the extent the Company's international business increases, exchange rate fluctuations and other international business risks may also influence these results. The Company believes that comparisons of its quarterly financial results are not necessarily meaningful and should not be relied upon as an indication of future performance. However, fluctuations in quarterly results or other factors beyond the Company's control, such as changes in earnings estimates by analysts, market conditions in the CRO, environmental, pharmaceutical and biotechnology industries and general economic conditions, could affect the market price of the Common Stock in a manner unrelated to the longer-term operating performance of the Company.


ITEM 7A.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


         The Company is exposed to foreign currency risk by virtue of its international operations. The Company conducts business in several foreign countries and approximately 15%, 13% and 14% of the Company's net revenues for the years ended December 31, 1998, 1997 and 1996, respectively, were derived from the Company's operations outside the United States. Funds generated by each subsidiary of the Company are generally reinvested in the country where they are earned. The operations in the United Kingdom have generated more than 45% of the Company's revenue from foreign operations. Accordingly, some exposure exists to potentially adverse movements in the pound sterling. The United Kingdom has traditionally had a relatively stable currency. It is anticipated that those conditions will persist for at least through December 31, 1999.


         Additionally, the Company's consolidated financial statements are denominated in U.S. dollars and, accordingly, changes in the exchange rates between the Company's subsidiaries' local currency and the U.S. dollar will affect the translation of such subsidiaries' financial results into U.S. dollars for purposes of reporting the Company's consolidated financial results. Translation adjustments are reported with accumulated other comprehensive income
(loss) as a separate component of shareholders' equity. Financial statement translation has not, to date, been material to the Company's balance sheet. Such adjustments may in the future be material to the Company's financial statements.


ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The information called for by this Item is set forth herein commencing on page F-1.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

         Certain information required by Part III is omitted from this report, because the Registrant intends to file a definitive proxy statement for its 1999 Annual Meeting of Stockholders (the "Proxy Statement") within 120 days after the end of its fiscal year pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934, as amended, and the information included therein is incorporated herein by reference to the extent provided below.


ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

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


ITEM 11.          EXECUTIVE COMPENSATION

         The information required by Item 11 of Form 10-K is incorporated by reference to the information under the heading "Proposal No. 1 - Election of Directors - Information About the Board of Directors and Its Committees," "Other Information - Executive Compensation Tables," "--Director Compensation," "--Report of the Compensation Committee on Executive Compensation," "--Compensation Committee Interlocks and Insider Participation," and "--Performance Graph" in the Proxy Statement.


ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by Item 12 of Form 10-K is incorporated by reference to the information under the heading "Other Information - Principal Shareholders" in the Proxy Statement.


ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         None.

                                     PART IV


ITEM 14.          EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
                  FORM 8-K

         (a)  Financial Statements and Financial Statement Schedules
              1. The consolidated financial statements of the Company and its subsidiaries filed as part of this Report are listed in the attached Index to Consolidated Financial Statements and Financial Statement Schedule.
              2. The schedule to the consolidated financial statements of the Company and its subsidiaries filed as part of this Report is listed in the attached Index to Consolidated Financial Statements and Financial Statement Schedule.
              3. The exhibits filed as part of this Report are listed in Item 14(c) below.
         (b)  Reports on Form 8-K.
                  The Company filed a Current Report on Form 8-K with the Securities and Exchange Commission on February 16, 1999, relating to the Company's disposition of its environmental sciences consulting and management subsidiaries in a management buyout, which was effective January 31, 1999. As part of the Current Report on Form 8-K, the Company filed unaudited pro forma financial statements as of December 31, 1998 and for the twelve months ended December 31, 1998, December 31, 1997 and December 31, 1996, giving pro forma effect to the sale of the environmental sciences subsidiaries transaction.
         (c)  Exhibits

 EXHIBIT NO.                                         DESCRIPTION

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

  2.5*           --Stock Purchase Agreement among Applied Bioscience
                   International Inc., PPD UK Holdings Limited and Environ Holdings Inc. for the acquisition of all the capital stock of APBI Environmental Sciences Group, Inc., Environmental Assessment Group Limited and Environ International Limited, dated January 31, 1999.

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

  10.4**         --Plan of Merger to Merge PPD Subsidiary, Inc. with and into
                   PPD-CRU (see Exhibit 2.1).

  10.5**         --Plan of Merger to Merge PPD-Europe with and into the
                   Registrant (see Exhibit 2.2).

  10.8**         --Pharmaceutical Product Development, Inc. Equity Compensation
                   Plan, effective as of October 30, 1995.

  10.9**         --Pharmaceutical Product Development, Inc. Stock Option Plan
                   for Non-Employee Directors, effective as of October 31, 1995.

  10.10**        --Registration Rights Agreement, dated January 24, 1996, by and among the Registrant and certain of its shareholders.

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

  10.84*         --Employment Agreement dated June 4, 1997, by and between the
                   PPD Discovery, Inc. and Mark E. Furth.

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

  10.90*         --Employment Agreement, effective July 1, 1997, between
                   Pharmaceutical Product Development, Inc. and Fredric N. Eshelman.

  10.91*         --Note and Loan Agreement, dated August 7, 1997, between
                   Pharmaceutical Product Development, Inc. and Wachovia Bank, N.A.

  10.92*         --First Amendment to Loan Agreement dated August 11, 1997, between the Registrant and First Union National Bank.

  10.93*         --Lease Agreement dated July 9, 1997, between Weeks Realty,
                   Inc. and PPD Pharmaco, Inc.

  10.94*         --Employment Agreement dated October 1, 1997 between PPD
                   Pharmaco, Inc. and Joshua S. Baker.

  10.95*         --Employment Agreement dated January 1, 1998 between
                   Pharmaceutical Product Development, Inc. and Rudy C. Howard.

  10.96*         --Employment Agreement dated January 1, 1998 between PPD
                   Pharmaco, Inc. and Patrick C. O'Connor.

  10.97*         --Employment Agreement dated January 1, 1998 between PPD
                   Pharmaco, Inc. and Paul S. Covington.

  10.98*         --Employment Agreement dated January 1, 1998 between PPD
                   Pharmaco, Inc. and Mark A. Sirgo.

  10.99*         --Amendment to Employment Agreement dated February 2, 1998 between Pharmaceutical Product Development, Inc. and Fred B. Davenport, Jr.

  10.100*        --Severance Agreement dated February 2, 1998 between
                   Pharmaceutical Product Development, Inc. and Fredric N. Eshelman.

  10.101*        --Severance Agreement dated February 2, 1998 between
                   Pharmaceutical Product Development, Inc. and Thomas D'Alonzo.

  10.102*        --Severance Agreement dated February 2, 1998 between
                   Pharmaceutical Product Development, Inc. and Rudy C. Howard.

  10.103*        --Severance Agreement dated February 2, 1998 between
                   Pharmaceutical Product Development, Inc. and Fred B. Davenport, Jr.

  10.104*        --Severance Agreement dated February 2, 1998 between
                   Pharmaceutical Product Development, Inc. and Joseph H. Highland.

  10.105*        --Severance Agreement dated February 2, 1998 between
                   Pharmaceutical Product Development, Inc. and Joshua S. Baker.

  10.106*        --Severance Agreement dated February 2, 1998 between
                   Pharmaceutical Product Development, Inc. and Patrick C. O'Connor.

  10.107*        --Severance Agreement dated February 2, 1998 between
                   Pharmaceutical Product Development, Inc. and Paul S.
                   Covington.

  10.108*        --Severance Agreement dated February 2, 1998 between
                   Pharmaceutical Product Development, Inc. and Mark A. Sirgo.

  10.109*        --Severance Agreement dated February 2, 1998 between
                   Pharmaceutical Product Development, Inc. and William Neilson.

  10.110*        --Amendment to Employee Stock Purchase Plan, dated March 2,
                   1998.

  10.111*        --Employment Agreement dated May 22, 1998 between Subsidiary
                   No. 5, Inc. and Karl B. Thor.

  10.112*        --Severance Agreement dated May 22, 1998 between Subsidiary No.
                   5, Inc. and Karl B. Thor.

  10.113*        --Note and Loan Agreement, dated June 24, 1998 between
                   Pharmaceutical Product Development, Inc. and First Union National Bank.

  10.114*        --Lease Agreement dated June 26, 1998 between Weeks Realty
                   Limited Partnership and PPD Pharmaco, Inc.

  10.115*        --First Amendment to Loan Agreement dated August 6, 1998,
                   between Pharmaceutical Product Development, Inc. and Wachovia Bank, N.A.

  10.116*        --First Amendment to Lease Agreement dated October 28, 1998, between PPD Pharmaco, Inc. and Weeks Realty, Inc.

  10.117*        --Lease Agreement dated September 15, 1998 between PPD
                   Pharmaco, Inc. and BBC Family Limited Partnership.

  10.118         --Lease Agreement dated December 16, 1998 between PPD Pharmaco,
                   Inc. and Weeks Realty Limited Partnership.

  10.119         --Employment Agreement dated January 1, 1999 between
                   Pharmaceutical Product Development, Inc. and David R.
                   Williams.

  10.120         --Severance Agreement dated February 2, 1998 and Amendment No.
                   1 to Severance Agreement dated January 1, 1999 between Pharmaceutical Product Development, Inc. and David R. Williams.

  10.121         --Loan Agreement dated February 1, 1999, by and among PPGx,
                   Inc., Pharmaceutical Product Development, Inc., as Guarantor, and First Union National Bank.

  10.122         --First Amendment to Loan Agreement dated January 30, 1999, between Pharmaceutical Product Development, Inc. and First Union National Bank.

  10.123         --Second Amendment to Loan Agreement dated January 30, 1999, between Pharmaceutical Product Development, Inc. and Wachovia Bank, N.A.

  10.124         --Stock Purchase Agreement dated February 1, 1999 between PPGx,
                   Inc. and Pharmaceutical Product Development, Inc.

  10.125         --Software License Agreement dated January 31, 1999 between
                   Axys Pharmaceuticals and Pharmaceutical Product Development, Inc.

  10.126         --PPD Technology Transfer Agreement dated February 1, 1999 between PPGx, Inc. and Pharmaceutical Product Development,
                   Inc.

  10.127         --Assignment and Assumption of License Agreement dated February
                   1, 1999 between Pharmaceutical Product Development, Inc. and PPGx, Inc.

  10.128         --Credit and Security Agreement dated February 2, 1999, between
                   Applied Bioscience International Inc., Environ Holdings, Inc. and APBI Environmental Sciences Group, Inc.

  21             --Subsidiaries of the Registrant.

  23.1           --Consent of PricewaterhouseCoopers LLP

  27             --Financial Data Schedule (for SEC use only).


*        Previously filed.

** Incorporated by reference to the Registrant's Registration Statement on Form ex-27, as amended (File No. 33-98996).

            PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                          Page
                                                                          ----

     Report of Independent Accountants                                     F-2

     Consolidated Statements of Operations for the Years Ended
           December 31, 1998, 1997 and 1996                                F-3

     Consolidated Balance Sheets as of December 31, 1998 and 1997          F-4

     Consolidated Statements of Shareholders' Equity for the Years
           Ended December 31, 1998, 1997 and 1996                          F-5

     Consolidated Statements of Cash Flows for the Years Ended
           December 31, 1998, 1997 and 1996                                F-6

     Notes to Consolidated Financial Statements                            F-7

                        REPORT OF INDEPENDENT ACCOUNTANTS




The Board of Directors and Shareholders
Pharmaceutical Product Development, Inc. and its Subsidiaries



         In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of shareholders' equity and of cash flows present fairly, in all material respects, the financial position of Pharmaceutical Product Development, Inc. and its subsidiaries at December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.




PRICEWATERHOUSECOOPERS LLP


Raleigh, North Carolina
February 2, 1999

            PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                         1998              1997             1996
                                                                       ---------        ---------         ---------
  Life sciences revenues, net of subcontractor costs of $91,432,
   $69,094 and $47,933, respectively                                   $ 234,626        $ 187,201         $ 152,304
  Discovery sciences revenues, net of subcontractor costs of $48
    and $45 in 1998 and 1997, respectively                                   927              286                 -
                                                                       ---------        ---------         ---------
       Net revenue                                                       235,553          187,487           152,304
                                                                       ---------        ---------         ---------
  Direct costs - Life sciences                                           117,625           94,909            79,108
  Direct costs - Discovery sciences                                        3,623            1,859                 -
  Selling, general and administrative expenses                            77,784           62,820            55,453
  Depreciation and amortization                                           12,317           10,880             8,898
  Merger costs                                                                 -              558            14,773
  Acquired in-process research and development costs                       3,163            9,112                 -
                                                                       ---------        ---------         ---------
                                                                         214,512          180,138           158,232
                                                                       ---------        ---------         ---------
       Operating income (loss)                                            21,041            7,349            (5,928)
Interest:
   Income                                                                  1,584            1,342             1,919
   Expense                                                                  (414)            (478)             (420)
Other income (expense), net                                                2,392              600               305
                                                                       ---------        ---------         ---------
       Income (loss) from continuing operations before
         provision for income taxes                                       24,603            8,813            (4,124)
Provision for income taxes                                                 9,448            3,363             2,257
                                                                       ---------        ---------         ---------
       Income (loss) from continuing operations                           15,155            5,450            (6,381)
Income from operations of discontinued environmental sciences segment,
  net of income taxes of $3,012, $2,711 and $1,877, respectively           4,614            4,152             2,874
                                                                       ---------        ---------         ---------
Net income (loss)                                                      $  19,769        $   9,602         $  (3,507)
                                                                       =========        =========         =========
Income (loss) from continuing operations per share:
       Basic                                                           $    0.65        $    0.24         $   (0.30)
                                                                       =========        =========         =========
       Diluted                                                         $    0.65        $    0.24         $   (0.30)
                                                                       =========        =========         =========
Income from discontinued operations per share:
       Basic                                                           $    0.20        $    0.18         $    0.13
                                                                       =========        =========         =========
       Diluted                                                         $    0.20        $    0.18         $    0.13
                                                                       =========        =========         =========
Net income (loss) per share:
       Basic                                                           $    0.85        $    0.42         $   (0.17)
                                                                       =========        =========         =========
       Diluted                                                         $    0.85        $    0.42         $   (0.17)
                                                                       =========        =========         =========
Weighted average number of common shares outstanding:
       Basic                                                              23,186           22,825            21,168
       Dilutive effect of stock options                                      169               60                 -
                                                                       ---------        ---------         ---------
       Diluted                                                            23,355           22,885            21,168
                                                                       =========        =========         =========


   The accompanying notes are an integral part of these financial statements.

            PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                        AS OF DECEMBER 31, 1998 AND 1997

                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                     ASSETS

                                                                                           1998             1997
                                                                                       ----------        ----------
Current assets
     Cash and cash equivalents                                                         $   34,083        $   15,879
     Marketable securities                                                                      -             7,994
     Accounts receivable and unbilled services, net                                       126,815           101,554
     Investigator advances                                                                  1,505             1,870
     Prepaid expenses and other current assets                                              7,812             7,227
     Deferred tax asset                                                                     2,751             1,973
                                                                                       ----------         ---------
         Total current assets                                                             172,966           136,497

Property and equipment, net                                                                42,509            34,902
Goodwill, net                                                                              14,869            18,026
Other assets                                                                                6,238             7,622
                                                                                       ----------        ----------

         Total assets                                                                  $  236,582        $  197,047
                                                                                       ==========        ==========

                                       LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
     Current maturities of long-term debt                                              $    3,580        $    4,906
     Accounts payable                                                                       7,812             6,249
     Payables to investigators                                                              5,204             4,138
     Other accrued expenses                                                                28,007            20,484
     Accrued income taxes                                                                       -             3,048
     Unearned income                                                                       34,446            27,722
                                                                                       ----------        ----------
         Total current liabilities                                                         79,049            66,547

Long-term debt, less current maturities                                                       161               340
Deferred rent and other                                                                     1,962             2,555
                                                                                       ----------        ----------

         Total liabilities                                                                 81,172            69,442
                                                                                       ----------        ----------

 Commitments and contingencies (Notes 10 and 14)

Shareholders' equity
     Common stock, $0.10 par value, 95,000,000 shares authorized; 23,433,000 and
         22,949,000 shares issued and outstanding,
         respectively                                                                       2,343             2,295
     Paid-in capital                                                                      123,709           115,680
     Retained earnings                                                                     29,929            10,112
     Accumulated other comprehensive income                                                  (571)             (482)
                                                                                       ----------        ----------
         Total shareholders' equity                                                       155,410           127,605
                                                                                       ----------        ----------

         Total liabilities and shareholders' equity                                    $  236,582        $  197,047
                                                                                       ==========        ==========

   The accompanying notes are an integral part of these financial statements.

            PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                                 (IN THOUSANDS)



                                                                                      Earnings     Comprehensive
                                                     Common Shares       Paid in    (Accumulated      Income
                                                 Shares    Par Value     Capital      Deficit)        (Loss)
                                                 -----------------------------------------------------------------
BALANCE, DECEMBER 31, 1995                       18,677    $   1,870    $  65,701    $  10,621
Net loss                                                                                (3,507)   $  (3,507)
                                                                                                  ---------
Other comprehensive income:
   Unrealized gain on investments                                                                       226
   Translation adjustments                                                                            1,093
                                                                                                  ---------
   Other comprehensive income                                                                         1,319
                                                                                                  ---------
Comprehensive loss                                                                                $  (2,188)
                                                                                                  =========
Public offering, net of cash offering costs       2,300          230       36,952
Shareholder S corp. distributions                                           1,595      (7,532)
Issuance of common shares                           242           24          622
Issuance of common shares for exercise
  of stock options                                  365           37        5,058
Income tax benefit from exercise of stock
  options and unearned compensation
  amortization                                                              1,990
Other                                                40            2          688           55
                                              ------------------------------------------------
BALANCE DECEMBER 31, 1996                        21,624        2,163      112,606         (363)
Net income                                                                               9,602    $   9,602
                                                                                                  ---------
Other comprehensive income:
   Unrealized loss on investments, net                                                                  (64)
   Translation adjustments                                                                           (1,318)
                                                                                                  ---------
   Other comprehensive income                                                                        (1,382)
                                                                                                  ---------
Comprehensive income                                                                              $   8,220
                                                                                                  =========
Issuance of common shares in
  connection with acquisitions                    1,165          115           89        1,304
Issuance of common shares for exercise
  of stock options                                  142           16        2,199
Income tax benefit from exercise of
  stock options                                                               510
Distribution to shareholders                                                              (431)
Proceeds of Section 16(b) transaction,
  net of related tax provision of $155                                        276
Other                                                18            1
                                              ------------------------------------------------
BALANCE DECEMBER 31, 1997                        22,949        2,295      115,680       10,112
Net income                                                                              19,769    $  19,769
                                                                                                  ---------
Other comprehensive income:
   Reclassification adjustment for net gain
     included in net income                                                                            (167)
   Translation adjustments                                                                               78
                                                                                                  ---------
   Other comprehensive income                                                                           (89)
                                                                                                  ---------
Comprehensive income                                                                              $  19,680
                                                                                                  =========
Issuance of common shares for exercise
  of stock options and employee stock
  purchase plan                                     484           48        6,980
Income tax benefit from exercise of
  stock options                                                             1,049
Repayment from shareholders                                                                 48
                                              ------------------------------------------------
BALANCE DECEMBER 31, 1998                        23,433    $   2,343    $ 123,709    $  29,929
                                              =========    =========    =========    =========



                                               Accumulated
                                                  Other
                                              Comprehensive        Unearned
                                               Income (Loss)     Compensation      Total
                                              ------------------------------------------
BALANCE, DECEMBER 31, 1995                      $    (419)       $    (473)    $  77,300
Net loss                                                                          (3,507)

Other comprehensive income:
   Unrealized gain on investments                                                    226
   Translation adjustments                                                         1,093

   Other comprehensive income                       1,319

Comprehensive loss

Public offering, net of cash offering costs                                       37,182
Shareholder S corp. distributions                                                 (5,937)
Issuance of common shares                                                            646
Issuance of common shares for exercise
  of stock options                                                                 5,095
Income tax benefit from exercise of stock
  options and unearned compensation
  amortization                                                                     1,990
Other                                                                   473        1,218
                                                    ------------------------------------
BALANCE DECEMBER 31, 1996                             900                --      115,306
Net income                                                                         9,602

Other comprehensive income:
   Unrealized loss on investments, net                                               (64)
   Translation adjustments                                                        (1,318)

   Other comprehensive income                      (1,382)

Comprehensive income

Issuance of common shares in
  connection with acquisitions                                                     1,508
Issuance of common shares for exercise
  of stock options                                                                 2,215
Income tax benefit from exercise of
  stock options                                                                      510
Distribution to shareholders                                                        (431)
Proceeds of Section 16(b) transaction,
  net of related tax provision of $155                                               276
Other                                                                                  1
                                                    ------------------------------------
BALANCE DECEMBER 31, 1997                            (482)             --        127,605
Net income                                                                        19,769

Other comprehensive income:
   Reclassification adjustment for net gain
     included in net income                                                         (167)
   Translation adjustments                                                            78

   Other comprehensive income                         (89)

Comprehensive income

Issuance of common shares for exercise
  of stock options and employee stock
  purchase plan                                                                    7,028
Income tax benefit from exercise of
  stock options                                                                    1,049
Repayment from shareholders                                                           48
                                                    ------------------------------------
BALANCE DECEMBER 31, 1998                       $    (571)       $    --       $ 155,410
                                                =========        =========     =========


   The accompanying notes are an integral part of these financial statements.

            PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                                 (IN THOUSANDS)

                                                                         1998              1997             1996
                                                                       ---------        ---------         ---------
Cash flows from operating activities:
    Net income (loss)                                                  $  19,769        $   9,602         $  (3,507)
    Adjustments to reconcile net income (loss) to net cash provided by operating activities:
      Depreciation and amortization                                       14,210           12,394            10,436
      Acquired in-process research and development                         3,163            9,112                 -
      Gain on sale of CCCR                                                (1,071)               -                 -
      Deferred income taxes                                                1,409             (910)            1,375
      Stock compensation amortization                                          -                -               668
      Loss on disposition of property and equipment                           55               32                 6
      (Gain) loss on sale of investments                                    (174)               3                (8)
      Change in operating assets and liabilities:
         Accounts receivable and unbilled services, net                  (28,140)         (24,470)           (2,043)
         Prepaid expenses and other current assets                          (381)           2,073            (4,317)
         Current income taxes                                             (2,088)           3,406             1,354
         Other assets                                                      1,468              842             1,068
         Accounts payable and other accrued expenses                       7,046           (8,336)           (3,873)
         Payable to investigators                                          1,066           (1,291)           (2,999)
         Unearned income                                                   7,243            8,740             2,569
         Other                                                                 -              (58)             (411)
                                                                       ---------        ---------         ---------
                Net cash provided by operating activities                 23,575           11,139               318
                                                                       ---------        ---------         ---------

Cash flows from investing activities:
      Purchases of property and equipment                                (19,343)         (13,599)          (11,176)
      Net cash received from sale of CCCR                                  5,285                -                 -
      Net cash paid for acquisition of in-process
        research and development                                          (3,163)          (9,112)                -
      Proceeds from sale of property and equipment                             5              174                74
      Proceeds from sale of marketable securities                          8,000           17,240            37,655
      Purchases of marketable securities                                       -          (10,972)          (51,454)
      Sale of investments                                                      -                -               244
      Purchase of investments                                                  -           (1,500)                -
      Net cash received from (paid for) acquisitions                      (1,829)             991            (3,867)
                                                                       ---------        ---------         ---------
                Net cash used in investing activities                    (11,045)         (16,778)          (28,524)
                                                                       ---------        ---------         ---------

Cash flows from financing activities:
      Line of credit borrowings                                                -                -               669
      Proceeds from long-term debt                                             -              138               167
      Principal repayments on long-term debt                              (1,480)          (1,355)           (2,415)
      Cash dividends paid                                                      -                -            (5,937)
      Proceeds of Section 16(b) transaction                                    -              431                 -
      Repayment from (distribution to) shareholders                           48             (431)                -
      Proceeds from issuance of common stock                               7,028            2,215            42,902
                                                                       ---------        ---------         ---------
                Net cash provided by financing activities                  5,596              998            35,386
                                                                       ---------        ---------         ---------

Effect of exchange rate changes on cash                                       78           (1,318)            1,093
                                                                       ---------        ---------         ---------
Net increase (decrease) in cash and cash equivalents                      18,204           (5,959)            8,273
Cash and cash equivalents, beginning of the year                          15,879           21,838            13,565
                                                                       ---------        ---------         ---------
Cash and cash equivalents, end of the year                             $  34,083        $  15,879         $  21,838
                                                                       =========        =========         =========

   The accompanying notes are an integral part of these financial statements.

            PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      (IN THOUSANDS, EXCEPT PER SHARE DATA)



1.       SUMMARY OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES:

NATURE OF BUSINESS
         Pharmaceutical Product Development, Inc. and its subsidiaries, collectively (the "Company"), provide a broad range of research and consulting services in two business segments: life sciences and discovery sciences. Prior to the divestiture of its environmental sciences segment on January 31, 1999 (see Note 4), the Company also provided environmental sciences services. Services provided in the life sciences segment include worldwide clinical research and development of pharmaceutical products and medical devices, biostatistical analysis and analytical laboratory services. Discovery sciences services include target identification and validation, compound creation, screening and compound selection. Environmental sciences services included assessment and management of chemical and environmental health risk, site investigation and remediation planning and litigation support. The Company provides its services under contract to clients in the pharmaceutical, general chemical, agrochemical, biotechnology and other industries. The environmental sciences segment also marketed services to clients in the industrial, manufacturing and oil and gas industries. The Company's life sciences services are marketed primarily in the United States and Europe. Revenues derived from the Company's discovery segment are all within the United States. The environmental sciences segment marketed its services primarily in the United States and Europe.

PRINCIPLES OF CONSOLIDATION

         The accompanying consolidated financial statements include the accounts and results of operations of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

MERGER COSTS AND SPECIAL CHARGES

         During 1997, the Company recorded merger costs of $600 in connection with the acquisitions of Belmont Research, Inc., SARCO, Inc., and Intek Labs, Inc., which were accounted for using the pooling of interests method of accounting. These costs were primarily transaction expenses related to these pooling transactions.

         In connection with the acquisition of Applied Bioscience International Inc. ("APBI") in September 1996, the Company implemented a reorganization plan under which the Company would eliminate certain positions and close a facility. The Company recorded merger and reorganization costs related to this acquisition of $16,100. Included in these costs were transaction costs of $7,100, related primarily to investment banking, legal and accounting fees. In addition, the Company recorded $9,000 in accruals for severance, lease termination and certain other costs. Of the amounts accrued, $3,200 was for severance payments primarily for administrative personnel.

ACQUIRED IN-PROCESS RESEARCH AND DEVELOPMENT COSTS

         The Company recorded an acquired in-process research and development charge of $3,200 in the second quarter of 1998 related to the purchase of a license to six genitourinary compounds from Eli Lilly & Co. The Company immediately expensed the acquired in-process research and development costs because these compounds were in the initial phase of research and development and had no alternative future use.

         The Company acquired the GSX System for $8,700 in cash in June 1997. Liabilities assumed in this transaction were $832. The purchase price in excess of the net assets of the GSX System of $9,100 was allocated to acquired in-process research and development costs and charged to operations at the acquisition date, as the technology under development by the GSX System had not reached technological feasibility and had no alternative future use.

            PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      (IN THOUSANDS, EXCEPT PER SHARE DATA)



1.       SUMMARY OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

REVENUE RECOGNITION

         The Company records revenues from fixed-price contracts on a percentage-of-completion basis. Revenues from time-and-material contracts are recognized as hours are accumulated multiplied by the billable rates for each contract. Revenues are recorded net of reimbursement received from clients for pass-through expenses, which generally include subcontractor costs that consist of investigator fees, travel and certain other contract costs.

         If it is determined that a loss will result from the performance of a fixed-price contract, the entire amount of the estimated loss is charged against income in the period in which such determination is made. Clients generally may terminate a study at any time, which may cause unplanned periods of excess capacity and reduced revenues and earnings. To offset the effects of early terminations of significant contracts, the Company attempts to negotiate the payment of an early termination fee as part of the original contract.

CASH AND CASH EQUIVALENTS

         Cash and cash equivalents consist of unrestricted cash accounts, which are not subject to withdrawal restrictions or penalties, and all highly liquid investments with a maturity of three months or less at the date of purchase.

         Supplemental cash flow information consisted of the following:

                                              YEARS ENDED DECEMBER 31,

                                    1998              1997             1996
                                  ---------        ---------         ---------
     Cash paid:
Interest                          $     420        $     354         $     326
                                  =========        =========         =========
Income taxes, net                 $  12,628        $   2,583         $   1,594
                                  =========        =========         =========


MARKETABLE SECURITIES
         The Company records its investment in marketable securities in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities." The classification of securities is generally determined at the date of purchase. All marketable securities of the Company have been classified as available-for-sale and have been reported at fair value with unrealized gains and losses reported in other comprehensive income. The unrealized net loss on investment in marketable securities included in other comprehensive income at December 31, 1998 and 1997 totaled $0 and $64, respectively. Gains and losses on sales of investments in marketable securities, which are computed based on specific identification of adjusted cost of each security, are included in other income at the time of the sales.

INVESTIGATOR PAYMENTS
         Billings and payments to investigators are based on predetermined contractual agreements that may differ from the accrual of the expense. Investigator expenses are recognized based upon the status of the work completed as a percentage of the total procedures required under the contract or based on patient enrollment over the term of the contract. Payments made in excess of the accrued expenses are classified as investigator advances, and accrued expenses in excess of amounts paid are classified as payables to investigators in the consolidated balance sheet. Contracted physician costs are considered a pass-through expense and are recorded as a reduction to revenues in the consolidated statements of operations.

            PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      (IN THOUSANDS, EXCEPT PER SHARE DATA)



1.       SUMMARY OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

PROPERTY AND EQUIPMENT

         Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is recorded using the straight-line method, based on estimated useful lives of 20 to 40 years for buildings, five to 12 years for laboratory equipment, three to five years for computers and related equipment, and four to 10 years for furniture and equipment. Leasehold improvements are amortized over the shorter of the respective lives of the leases or the useful lives of the improvements. Property under capital leases is amortized over the life of the lease or the service life, whichever is shorter.


INTERNAL USE SOFTWARE


         The Company accounts for internal use software in accordance with the provisions of AICPA Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," which allows certain direct costs and interest costs that are incurred during the application stage of development to be capitalized and amortized over the useful life of the software.


GOODWILL


         The excess of the purchase price of the businesses acquired over the fair value of net tangible assets and identifiable intangibles and acquired in-process research and development costs at the date of the acquisitions has been assigned to goodwill. Goodwill is being amortized over periods of 15 to 40 years. As of December 31, 1998 and 1997, accumulated amortization was $4,926 and $4,383, respectively. The amortization charges for each of the three years ended December 31, 1998, 1997 and 1996 were $1,235, $1,401 and $950, respectively.


OTHER ASSETS

         Other assets are comprised of investments in certain technology companies, other intangible assets, a note receivable and net long-term deferred tax assets. Other intangible assets are being amortized over periods of three to five years. See Note 8.


REALIZABILITY OF CARRYING VALUE OF LONG-LIVED ASSETS
         The Company is required to review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, in accordance with the provisions of Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". Accordingly, when indicators of impairment are present, the Company evaluates the carrying value of property, plant and equipment and intangibles, including goodwill, in relation to the operating performance and estimates of future discounted cash flows of the underlying business and recognizes an impairment, if necessary, to state property, equipment and intangibles at their fair value. No such impairment was necessary during each of the three years ended December 31, 1998, 1997 and 1996.


UNBILLED SERVICES AND UNEARNED INCOME
         In general, prerequisites for billings are established by contractual provisions, including predetermined payment schedules, the achievement of contract milestones or submission of appropriate billing detail. Unbilled services arise when services have been rendered but clients have not been billed. Similarly, unearned income represents amounts billed in excess of revenue recognized.

INCOME TAXES

         Income taxes are computed using the asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns. In estimating future tax consequences, the Company generally considers all expected future events other than enactment of changes in tax law or rates. If it is "more likely than not" that some portion or all of a deferred tax asset will not be realized, a valuation allowance is recorded.

            PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      (IN THOUSANDS, EXCEPT PER SHARE DATA)



1.       SUMMARY OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

CONCENTRATION OF CREDIT RISK

         Statement of Financial Accounting Standards No. 105, "Disclosure of Information about Financial Instruments with Off-Balance-Sheet Risk and Financial Instruments with Concentrations of Credit Risk", requires disclosure of information about financial instruments with off-balance-sheet risk and financial instruments with concentrations of credit risk. Financial instruments which subject the Company to concentrations of credit risk consist principally of accounts receivable and cash equivalents.

         The Company's clients are primarily pharmaceutical and biotechnology companies. No single client accounted for more than 10% of the Company's net revenue in 1998, 1997 or 1996. Concentrations of credit risk with respect to accounts receivable are limited due to the large number of clients comprising the Company's client base. Ongoing credit evaluations of customers' financial condition are performed and, generally, no collateral is required. The Company maintains reserves for potential credit losses and such losses, in the aggregate, have not exceeded management's estimates.

         The Company's cash equivalents consist principally of commercial paper. Certain bank deposits may at times be in excess of the FDIC insurance limit. Based on the nature of the financial instruments and/or historical realization of these financial instruments, management believes they bear minimal risk.

TRANSLATION OF FOREIGN FINANCIAL STATEMENTS

         Assets and liabilities of foreign operations, where the functional currency is the local currency, are translated into U.S. dollars at the rate of exchange at each reporting date. Income and expenses are translated at the average rates of exchange prevailing during the month in which a transaction occurs. Gains or losses from translating foreign currency financial statements are accumulated in other comprehensive income. The cumulative translation adjustment included in other comprehensive income at December 31, 1998 and 1997 totaled $78 and $(1,318), respectively. Foreign currency transaction gains and losses are included in other income.

         Funds generated by each subsidiary of the Company are generally reinvested in the country where they are earned.

EARNINGS PER SHARE

         The Company adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS No. 128"), on December 31, 1997. The computation of basic income (loss) per share information is based on the weighted average number of common shares outstanding during the year. The computation of diluted income (loss) per share information is based on the weighted average number of common shares outstanding during the year plus the effects of any dilutive common stock equivalents at year-end. Earnings per share for all periods presented in the statements of operations conforms to the provisions of SFAS No. 128.

COMPREHENSIVE INCOME

         The Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"), effective January 1, 1998. SFAS No. 130 requires the Company to display an amount representing comprehensive income for the year in a financial statement which is displayed with the same prominence as other financial statements. The Company has elected to present this information in the Statements of Shareholders' Equity. Upon adoption, all prior period data presented was restated to conform to the provisions of SFAS No. 130.

NEW ACCOUNTING PRONOUNCEMENTS

         The Company adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131"), on December 31, 1998. SFAS No. 131 requires the Company to report certain information about operating segments in complete sets of financial statements and in condensed financial statements of interim periods issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. See Notes 17 and 18.

            PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      (IN THOUSANDS, EXCEPT PER SHARE DATA)



1.       SUMMARY OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

         The Company adopted Statement of Financial Accounting Standards No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits" ("SFAS No. 132"), on December 31, 1998. SFAS No. 132 standardizes the disclosure requirements for pensions and other postretirement benefits to the extent practicable, requires additional information on changes in the benefit obligations and fair values of plan assets that will facilitate financial analysis, and eliminates certain disclosures that are no longer useful. See Note 13.

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

RECLASSIFICATIONS


         Certain prior year amounts have been reclassified to conform to the 1998 presentation.

2.       ACQUISITIONS:

POOLINGS

         In March 1997, the Company acquired Belmont Research, Inc. ("Belmont"). The consideration for Belmont consisted of 502 shares of the Company's common stock plus options to purchase approximately 115 shares of Company common stock. In June 1997, the Company acquired SARCO, Inc. ("SARCO"). The consideration for SARCO consisted of 263 shares of the Company's common stock. In November 1997, the Company acquired Intek Labs, Inc. ("Intek"). The consideration for Intek consisted of 400 shares of the Company's common stock. All three of these acquisitions were accounted for as pooling of interests transactions. Pro forma information is not presented nor have the Company's consolidated financial statements for 1996 been restated to reflect the impact of these acquisitions as the results of operations of Belmont, SARCO and Intek prior to the dates of the acquisitions are not material individually or collectively to the Company.

         On September 26, 1996, a wholly-owned subsidiary of the Company was merged with and into APBI in a transaction accounted for as a pooling of interests. As a result of the merger, APBI became a wholly-owned subsidiary of the Company. Under the terms of the merger agreement, APBI shareholders received
0.4054 of a share of the Company's common stock for each APBI share. As a result of the merger, the Company issued 12,064 shares of its common stock in exchange for all the outstanding shares of common stock of APBI. Holders of options to acquire APBI stock had the choice to receive either shares of Company common stock for the value of the options, or substitute options to acquire Company common stock. As a result of the APBI option holders' choices, 203 additional shares of the Company's common stock were issued, and options to purchase 601 shares of the Company's common stock were issued. In accordance with the pooling of interests method of accounting, the consolidated financial statements are based on the assumption that the companies were combined for all of 1996 and the financial statements for 1996 were restated to give effect to the combination.

PURCHASES

         In January 1998, the Company acquired two environmental consulting businesses for a total of $1,006 in cash and potential for the former owners to earn an additional amount depending on the profitability of the businesses for a certain period after the acquisition. In connection with these acquisitions, the Company recorded approximately $900 in goodwill. Pro forma information is not presented as the acquired companies' results of operations prior to the dates of the acquisitions are not material individually or collectively to the Company.

            PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


2.       ACQUISITIONS (CONTINUED):

         In January 1997, the Company acquired Technical Assessment Systems, Inc. ("TAS") for $490 in cash, a note for approximately $300 and the potential to earn an additional amount depending on TAS's profitability for a certain period after the acquisition. In connection with the acquisition, the Company recorded $1,070 in goodwill. In June 1997, the Company acquired the GSX System, a functional genomics platform technology. The GSX System was purchased for approximately $8,700 in cash. Liabilities assumed in this transaction were $832. Pro forma information is not presented as the acquired companies' results of operations prior to the dates of the acquisitions are not material individually or collectively to the Company.

         The Company's Life Sciences Group furthered its expansion outside of the U.S. in 1996 through the acquisitions of Trilife Gesellschaft Fur Medizinische Entwicklung Verwaltungs GmbH ("Trilife") in Germany, Medisys S.L. ("Medisys") in Spain, Q&Q Suporte A Pesquisa Clinica Ltda. ("Q&Q") in Brazil, Data Acquisition and Research Limited ("DAR") in Scotland, and Environmental Assessment Group Limited ("EAG") in England. The consideration for these five companies consisted of approximately $4,359 in cash and a note for $350. The Company has paid an additional $1,264 for these acquisitions, due to earnout clauses in the purchase agreements and amounts due on anniversaries of the acquisitions during the period from the date of purchase through December 31, 1998. Included in debt on the consolidated balance sheet at December 31, 1998 is another $340 which will be paid related to the acquisitions of Q&Q and DAR. In connection with these acquisitions, the Company recorded $6,278 in goodwill. Pro forma information is not presented as the acquired companies' results of operations prior to the dates of the acquisitions are not material individually or collectively to the Company.

3.       SALE OF BUSINESS:

         On February 27, 1998, the Company, through its subsidiary Clinix International Inc., sold the business and assets of the Chicago Center for Clinical Research ("CCCR"). The consideration received by the Company for CCCR totaled approximately $7,785 which was comprised of $5,285 in cash and a promissory note of $2,500 which will be received over five years. The sale resulted in a gain of approximately $1,071 that was recognized as other income during the first quarter of 1998. As part of the sales agreement, the Company will continue to provide CCCR with certain clinical and administrative services for an agreed upon amount through the first quarter of 1999.

4.       DISCONTINUED OPERATIONS:

         Effective January 31, 1999, the Company sold its environmental sciences segment for total consideration of $26,431 in a management buyout. The Company received as consideration cash of $1,431, a four-year note of $7,000 and a 12-year note of $18,000. The sale resulted in no pre-tax gain or loss as the sales price was based on the net assets of the environmental sciences segment at January 31, 1999.

         The consolidated balance sheets at December 31, 1998 and 1997 include the following assets and liabilities of the environmental sciences segment:

                                                            December 31,
                                                    ---------------------------
                                                       1998             1997
                                                    ----------       ----------
         Current assets                             $   24,214       $   21,866
         Total assets                                   32,527           28,647

         Current liabilities                             6,030            6,260
         Total liabilities                               6,209            6,735
                                                    ----------       ----------
         Net assets of discontinued operations      $   26,318        $  21,912
                                                    ==========        =========

         The operating results of the environmental sciences segment for each of the years ended December 31, 1998, 1997 and 1996 were as follows:

                                              Years Ended December 31,
                                      ---------------------------------------
                                         1998           1997            1996
                                         ----           ----            ----
         Net revenues                 $ 50,056       $ 47,785          45,492
         Income from operations          7,627          6,863           4,751
         Net income                      4,614          4,152           2,874

            PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      (IN THOUSANDS, EXCEPT PER SHARE DATA)



5.       MARKETABLE SECURITIES:

         The estimated market value and aggregate cost of current marketable securities were as follows:

                                                     DECEMBER 31,
                                              1998                 1997
                                          ----------           ----------
         Estimated market value           $        -           $   7,994
         Aggregate cost                            -               8,000
                                          ----------           ---------
         Gross unrealized loss            $        -           $      (6)
                                          ==========           =========

         Marketable securities at December 31, 1997 consisted of debt securities issued by the U.S. Treasury. These securities were classified as available-for-sale, and reported in the balance sheet at fair value, which was determined based on quoted market prices.


6.       ACCOUNTS RECEIVABLE AND UNBILLED SERVICES:

         Accounts receivable and unbilled services consisted of the following:

                                                           DECEMBER 31,

                                                    1998                 1997
                                                ----------           -----------
         Trade:
               Billed                           $   75,405           $   55,257
               Unbilled                             51,702               46,730
               Reserve for doubtful accounts        (2,042)              (1,515)
                                                ----------            ---------
                                                   125,065              100,472
         Officers and employees                        313                  386
         Other                                       1,437                  696
                                                ----------           ----------
                                                $  126,815           $  101,554
                                                ==========           ==========

         Change in reserve for doubtful accounts consisted of the following:

                                                                          YEARS ENDED DECEMBER 31,

                                                              1998                 1997            1996
                                                          ----------           -----------       ---------
               Balance at beginning of period             $    1,515           $    1,511        $   3,319
               Additions charged to costs and expenses           993                  647            1,715
               Deductions                                       (466)                (740)          (3,497)
               Other changes                                       -                   97              (26)
                                                          ----------           ----------        ---------
               Balance at end of period                   $    2,042           $    1,515        $   1,511
                                                          ==========           ==========        =========

            PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      (IN THOUSANDS, EXCEPT PER SHARE DATA)



7.       PROPERTY AND EQUIPMENT:

         Property and equipment, stated at cost, consisted of the following:

                                                                                               DECEMBER 31,
                                                                                           1998             1997
                                                                                        ---------         ---------


         Land                                                                           $     519         $     517
         Buildings and leasehold improvements                                              14,002            13,291
         Construction in progress and asset deposits                                        2,621               620
         Furniture and equipment                                                           41,296            33,066
         Computer equipment and software                                                   43,688            36,466
                                                                                        ---------         ---------
                                                                                          102,126            83,960
         Less accumulated depreciation and amortization                                    59,617            49,058
                                                                                        ---------         ---------
                                                                                        $  42,509         $  34,902
                                                                                        =========         =========

         The annual depreciation and amortization charges on property and equipment for each of the three years ended December 31, were:
                                    1998                                                $  12,887
                                    1997                                                   10,830
                                    1996                                                    9,399

8.       OTHER ASSETS:
         Other assets consisted of the following:
                                                                                               DECEMBER 31,
                                                                                          1998              1997
                                                                                        ---------         ---------

         Investment in DAS                                                              $   1,500         $   1,500
         Investment in SDI                                                                      -             1,161
         Long-term deferred tax asset                                                       1,555             3,742
         Note receivable from sale of CCCR                                                  2,000                 -
         Intangible and other assets, net of accumulated
           amortization of $1,190 and $1,040, respectively                                  1,183             1,219
                                                                                        ---------         ---------
                                                                                        $   6,238         $   7,622
                                                                                        =========         =========

         The Company owns 600 shares of Digital Arts and Sciences ("DAS") Series D preferred stock which represent approximately 6.8% and 8.0% ownership of DAS as of December 31, 1998 and 1997, respectively. The Company's investment in DAS is valued at cost, which approximates fair market value.

         The Company owned 715 shares of Strategic Diagnostics Inc. ("SDI") common stock as of December 31, 1997. The trading price per share was $2.25 as of December 31, 1997. During 1997 the Company sold options to various other companies that provided them the right to acquire all SDI shares owned by the Company at a price of $1.625 per share. Accordingly, during 1997 the Company reduced the carrying value of this investment to $1.625 per share. At December 31, 1997, $174 was reported in other comprehensive income to represent the difference between option value and the carrying value of this investment at such date. The Company received $1,161 in March 1998 when all the options to acquire the SDI shares were exercised. At that time, a gain on the sale of the investment in SDI was realized of $174.

         The note receivable related to the sale of CCCR (see Note 3) will be received over five years in equal annual payments and bears interest at a rate of 10%.

         The annual amortization charges on intangible assets for each of the three years ended December 31, 1998, 1997 and 1996 were $88, $163 and $87, respectively.

            PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      (IN THOUSANDS, EXCEPT PER SHARE DATA)



9.       OTHER ACCRUED EXPENSES:

         Other accrued expenses consisted of the following:

                                                                                               DECEMBER 31,

                                                                                           1998             1997
                                                                                        ---------         ---------
         Accrued salaries, wages, benefits and related costs                            $  21,721         $  15,626
         Other                                                                              6,286             4,858
                                                                                        ---------         ---------
                                                                                        $  28,007         $  20,484
                                                                                        =========         =========

10.      LONG-TERM DEBT AND LEASE OBLIGATIONS:

         Long-term debt consisted of the following:
                                                                                               DECEMBER 31,
                                                                                           1998             1997
                                                                                        --------          ------
         LIBOR (5.20% at December 31, 1998) plus 0.70%
           unsecured line of credit facility due March 22, 1999                         $   3,300         $   3,300

         Equipment leases                                                                      47               721

         Various notes at interest rates up to 8.75%                                          394             1,225
                                                                                        ---------         ---------

                                                                                            3,741             5,246
         Less current maturities                                                            3,580             4,906
                                                                                        ---------         ---------
                                                                                        $     161         $     340
                                                                                        =========         =========

         In June 1998, the Company entered into a $50,000 revolving credit facility with First Union National Bank. Interest accrues on amounts borrowed at a floating rate equal to the LIBOR plus 0.625% per year. Indebtedness under the line is unsecured and subject to certain covenants relating to financial ratios and tangible net worth. The unused portion of the loan is available to provide working capital and for general corporate purposes. As of December 31, 1998, the Company had $15,000 reserved in the form of a letter of credit and $35,000 available for borrowings under this facility. This credit facility expires in June 2000, at which time any outstanding balance is due.

         In August 1998, the Company renegotiated a credit facility for $50,000 with Wachovia Bank, N.A. Interest accrues on amounts borrowed at a floating rate equal to LIBOR plus 0.70% per year. Indebtedness under the line is unsecured and subject to certain covenants relating to financial ratios and tangible net worth. The unused portion of the loan is available to provide working capital and for general corporate purposes. As of December 31, 1998, the Company had $3,300 outstanding and $46,700 available for borrowings under this facility. This credit facility expires in March 1999, at which time the outstanding balance is due.
         For the years subsequent to December 31, 1998, annual maturities of long-term debt outstanding are:

                                            1999                    $   3,580
                                            2000                           76
                                            2001                           52
                                            2002                           33
                                                                    ---------
                                                                    $   3,741

            PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      (IN THOUSANDS, EXCEPT PER SHARE DATA)



10.      LONG-TERM DEBT AND LEASE OBLIGATIONS (CONTINUED):


OPERATING LEASES
         The Company is obligated under noncancellable leases expiring at various dates through 2011 relating to its operating facilities and certain equipment. Rental expense for all operating leases, net of sublease income, was $13,330, $13,492 and $10,334 for the years ended December 31, 1998, 1997 and
1996, respectively.

         The Company completed a sale-leaseback transaction involving owned real estate in Austin, Texas in November 1995. Total gross proceeds in the transaction were $12,000, resulting in a pre-tax gain of approximately $2,100. The gain, which has been deferred, is classified as deferred rent and other in the accompanying consolidated balance sheets and is being amortized as a reduction of rent expense on a straight-line basis over the 15-year lease term. The facilities are leased to the Company with all responsibility of operations and maintenance residing with the Company.

         Certain facility leases entered into provided for concessions by the landlords, including payments for leasehold improvements, moving expenses, and free rent periods. These concessions have been reflected as deferred rent and other in the accompanying consolidated financial statements. The Company is recording rent expense on a straight-line basis for these leases.

         Future minimum payments for all operating lease obligations for years subsequent to December 31, 1998 are as follows:

                    1999                                             $  11,841
                    2000                                                12,751
                    2001                                                11,828
                    2002                                                 9,845
                    2003                                                 8,786
                    2004 and thereafter                                 46,682
                                                                     ---------
                                                                     $ 101,733

         Omitted from the table above are the operating lease obligations related to the Company's environmental sciences segment which was sold on January 31, 1999. See Note 4. Future minimum payments related to operating lease obligations of this segment were $18,593 at December 31, 1998

            PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      (IN THOUSANDS, EXCEPT PER SHARE DATA)



11.      STOCK PLANS:

STOCK INCENTIVE PROGRAM
         The Company has two stock option plans (the "Plans") under which the Company may grant options to its employees and directors for up to 2,600 shares of common stock. Under the Plans, the exercise price of each option equals the market price of the Company's stock on the date of grant and an option's maximum term is 10 years. Options are granted upon approval of the Board of Directors and vest over various periods, as determined by the Board of Directors at the date of the grant.

         On January 1, 1996, the Company adopted the disclosure requirements of Statement of Financial Accounting Standards No. 123 ("SFAS No. 123"), "Accounting for Stock Based Compensation." As permitted by SFAS No. 123, the Company has chosen to apply Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations in accounting for the Plans. Accordingly, no compensation cost has been recognized for options granted under the Plans. Had compensation cost for the Company's Plans been determined based on the fair value at the grant dates for awards under the Plans consistent with the method required by SFAS No. 123, the Company's net income (loss) and basic and diluted net income (loss) per share would have been the pro forma amounts indicated below.

                                            1998                        1997                       1996
                                    -----------------------   -----------------------   -----------------------
                                      AS                         AS                            AS
                                    REPORTED    PRO FORMA     REPORTED    PRO FORMA          REPORTED    PRO FORMA
Net income (loss)                    $19,769    $   17,236    $   9,602   $    7,730        $ (3,507)   $   (7,670)
Basic and diluted net income
 (loss) per share                    $  0.85    $    0.74     $    0.42   $     0.34        $  (0.17)   $    (0.36)

         For the purposes of the pro forma presentation above, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 1998, 1997 and 1996: expected volatility of 60.3%, 58.7% and 49.9%, respectively; risk-free interest of 5.75%, 6.0% and 6.25%, respectively; and expected lives of five years. The resulting estimated weighted average fair value of options granted during 1998, 1997 and 1996 was $13.49, $9.48 and $11.48 per share, respectively. All options granted during the years ended December 31, 1998, 1997 and 1996 were granted with an exercise price equal to the fair value of the Company's common stock at the grant date The estimated pro forma amounts above include the compensation cost for the Company's Employee Stock Purchase Plan based on the fair value of the contributions under this plan consistent with the method of SFAS No. 123.
         A summary of the status of the Plans as of December 31, 1998, 1997 and 1996, and changes during the years ending on those dates, is presented below:

                                              1998                       1997                         1996
                                    -----------------------   --------------------------   -------------------------
                                                WEIGHTED                    WEIGHTED                     WEIGHTED
                                                AVERAGE                     AVERAGE                      AVERAGE
                                     SHARES  EXERCISE PRICE   SHARES      EXERCISE PRICE    SHARES    EXERCISE PRICE
                                     ------  --------------   ------      --------------    ------    --------------
Outstanding at beginning of year       1,532     $ 20.53         1,274      $  22.28        1,181         $ 16.29
Granted                                  381       23.20           526         15.56        1,089           22.57
Exercised                               (256)      15.69          (158)        14.74         (859)          15.10
Forfeited                                (83)      25.97          (110)        24.55         (137)          17.96
                                       -----                    ------                      -----
Outstanding at end of year             1,574     $ 21.67         1,532      $  20.53        1,274         $ 22.28
                                       =====     =======        ======      ========        =====         =======
Options exercisable at year-end          837     $ 21.90           841      $  20.80          771         $ 19.85
                                       =====     =======        ======      ========        =====         =======

            PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      (IN THOUSANDS, EXCEPT PER SHARE DATA)



11.      STOCK PLANS (CONTINUED):


         The following table summarizes information about the Plans' stock options at December 31, 1998:

                                                 OPTIONS OUTSTANDING                       OPTIONS EXERCISABLE
                                 --------------------------------------------------    ----------------------------
                                     NUMBER      WEIGHTED AVERAGE       WEIGHTED          NUMBER       WEIGHTED
                  RANGE OF       OUTSTANDING         REMAINING           AVERAGE       EXERCISABLE      AVERAGE
               EXERCISE PRICES   AT 12/31/98     CONTRACTUAL LIFE    EXERCISE PRICE    AT 12/31/98   EXERCISE PRICE
               ---------------   -----------     ----------------    --------------    -----------   --------------
               $  0.00-$ 10.00            14         4.4 years             $   6.46        13        $   6.27

               $ 10.01-$ 20.00           607         6.6 years             $  15.73       357        $   16.33

               $ 20.01-$ 30.00           891         7.3 years             $  24.96       405        $   25.17

               $ 30.01-$ 40.00            56         0.4 years             $  35.58        56        $   35.58

               $ 40.01-$ 50.00             6         3.2 years             $  40.55         6        $   40.55
                                    --------                                        ---------
                                       1,574                                              837
                                    ========                                        =========

OTHER STOCK PROGRAMS

         In August 1995, APBI granted a total of 60 restricted stock units ("RSUs") to two executive officers of APBI. The RSUs vested at the time the average closing price for APBI's common stock equaled or exceeded $10.00 per share for a period of 10 consecutive trading days. The RSUs vested in July 1996. The executives were not required to pay any consideration in exchange for the RSUs. Unearned compensation was amortized to expense over the vesting period of the RSUs. Compensation expense of $534 related to these RSUs has been recorded in the accompanying statement of operations for the year ended December 31, 1996.

SAVINGS RELATED STOCK OPTION PLAN

         The Company has a United Kingdom Savings Related Stock Option Plan under which options are granted to employees who elect to purchase shares of common stock at the end of a five or seven-year period. Savings are accumulated through voluntary payroll deductions. The Company contributes a bonus to each participant's savings account equal to nine monthly contributions at the end of the five-year period and 18 monthly contributions at the end of the seven-year period. When the savings period ends, the employee may elect to purchase the shares using the savings balance, including the bonus; purchase some of the shares and receive the savings balance in cash; or receive the savings and bonus in cash. The United Kingdom Plan, as approved by the shareholders, was implemented by Applied Bioscience International Inc. during 1988. Currently, employees of the Company's United Kingdom subsidiary, Pharmaco International Ltd., participate in this plan. Outstanding options of APBI at the time of the merger were converted in accordance with the exchange ratio provided for in the merger agreement.

         At December 31, 1998, there were 1 options outstanding at an average exercise price of $13.72. Of those, 0.9 options were exercisable at December 31, 1998, at an average exercise price of $13.75.

            PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      (IN THOUSANDS, EXCEPT PER SHARE DATA)



11.      STOCK PLANS (CONTINUED):

EMPLOYEE STOCK PURCHASE PLAN

         The Board of Directors has reserved 500 shares of the Company's common stock for issuance under the Employee Stock Purchase Plan (the "ESPP"). The ESPP has two six-month offering periods (each an "Offering Period") annually, beginning January 1 and July 1, respectively. The first Offering Period under the ESPP began July 1, 1997. Eligible employees can elect to make deductions from 1% to 15% of their compensation during each payroll period of an Offering Period. Special limitations apply to eligible employees who own 5% or more of the outstanding common stock of the Company. None of the contributions made by eligible employees to purchase the Company's common stock under the ESPP are tax deductible to the employees. At the end of an Offering Period, the total payroll deductions by an eligible employee for that Offering Period will be used to purchase common stock of the Company at a price equal to 85% of the lesser of
(a) the reported closing price of the Company's common stock for the first day of the Offering Period, or (b) the reported closing price of the common stock for the last day of the Offering Period. Only 150 shares will be available for purchase during each of the Offering Periods beginning with the period commencing January 1, 1998.

         Employees eligible to participate in the ESPP include employees of the Company and its United States operating subsidiaries, except those employees who customarily work less than 20 hours per week or five months in a year. Since the eligible employee determines both participation in and contributions to the ESPP, it is not possible to determine the benefits and amounts that would be received by an eligible participant or group of participants in the future.

         At December 31, 1998, $957 had been contributed to the ESPP relating to unissued shares. Shares were not issued on December 31, 1998 since the market had to be closed before a purchase price could be determined. On January 4, 1999, 51 shares were issued. During 1998, $2,971 had been contributed to the ESPP and 225 shares were issued. The compensation costs for the ESPP as determined based on the fair value of the contributions under the ESPP, consistent with the method of SFAS No. 123, was $532 and $196 and is reflected in the pro forma net income and basic and diluted net income per share for 1998 and 1997, respectively as disclosed above.

12.      INCOME TAXES:


         The components of income (loss) before provision for income taxes were as follows:

                                                                         YEARS ENDED DECEMBER 31,
                                                               1998              1997             1996
                                                               ----           ---------         ---------
         Domestic                                            $  24,875        $  10,044         $  (3,523)
         Foreign                                                  (272)          (1,231)             (601)
                                                             ---------        ---------         ---------
         Income (loss) from continuing operations               24,603            8,813            (4,124)

         Domestic                                                7,357            6,169             4,817
         Foreign                                                   269              694               (66)
                                                             ---------        ---------         ---------
         Income from discontinued operations                     7,626            6,863             4,751
                                                             ---------        ---------         ---------

               Total                                         $  32,229        $  15,676         $     627
                                                             =========        =========         =========

            PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      (IN THOUSANDS, EXCEPT PER SHARE DATA)



12.      INCOME TAXES (CONTINUED):

         The components of the provision for income taxes were as follows:


                                                 YEARS ENDED DECEMBER 31,
                                        1998            1997          1996
                                      -------        -------        ---------

         State income taxes:
              Current                 $     942      $     313      $     330
              Deferred                       99            (97)            90
         Federal income taxes:
              Current                     9,607          5,305          2,130
              Deferred                    1,549            115          1,285
         Foreign income taxes:
              Current                       503            438            299
              Deferred                     (240)             -              -
                                      ---------      ---------      ---------
         Provision for income taxes   $  12,460      $   6,074      $   4,134
                                      =========      =========      =========


         The income tax provision is included in the financial statements as follows:


                                             YEARS ENDED DECEMBER 31,
                                    1998              1997             1996
                                  -------          --------          ---------

         Continuing operations    $   9,448        $   3,363         $   2,257
         Discontinued operations      3,012            2,711             1,877
                                  ---------        ---------         ---------
               Total              $  12,460        $   6,074         $   4,134
                                  =========        =========         =========


         The 1998, 1997 and 1996 current foreign income tax expense represents the foreign income tax liabilities associated with the Company's foreign operations.

         The 1998 federal and state tax expense reflects the benefit related to the utilization of capital loss carryforwards on the sale of the assets of Clinix International, Inc.

            PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

12.      INCOME TAXES (CONTINUED):

         Taxes computed at the statutory U.S. federal income tax rate of 35% are reconciled to the provision for income taxes as follows:


                                                                                  YEARS ENDED DECEMBER 31,
                                                                       ----------------------------------------------
                                                                         1998               1997              1996
                                                                       ---------        ---------         -----------
         Effective tax rate                                                38.7%            38.7%              660.2%
                                                                       =========        =========         ===========
         United States federal statutory rate of 35%                   $  11,280        $   5,487         $       213
         Differential on rates applied to foreign earnings                     -                -                 (72)
         State taxes (net of federal benefit)                                677              237                 277
         Utilization of capital loss carry forward                        (1,799)               -                   -
         Tax gain in excess of book                                        1,319                -                   -
         Foreign taxes in excess of U.S. rate                                423                -                   -
         Allowance for limitation of utilization of foreign
           tax losses                                                        (38)             533                 299
         APBI merger costs not deductible for income tax purposes              -                -               2,751
         Goodwill and other items not deductible for income
             tax purposes                                                    450              449                 435
         Other                                                               175             (371)                231
         Benefit of federal statutory rate reduction from 35% to 34%           -             (100)                  -
         Deferred taxes set up for S to C conversion on
            acquisitions                                                       -             (161)                  -
         Change in valuation allowance                                       (27)               -                   -
                                                                       ---------        ---------         -----------
         Provision for income taxes                                    $  12,460        $   6,074         $     4,134
                                                                       =========        =========         ===========

         During 1997, the Company began recording deferred taxes at a 35% federal rate due to expected levels of income in the future.

         Components of the net current deferred tax asset are as follows:

                                                               DECEMBER 31,
                                                            1998        1997
                                                         ---------    ---------

         Future benefit of foreign net operating losses  $   2,736    $   2,523
         Allowance for doubtful accounts                       413          787
         Accruals                                            2,002        1,090
         Valuation allowance                                (2,400)      (2,427)
                                                         ---------    ---------
         Net current deferred tax asset                  $   2,751    $   1,973
                                                         =========    =========

         Components of the net long-term deferred tax asset, which are included in other assets on the consolidated balance sheets, are as follows:

                                                                DECEMBER 31,
                                                            1998        1997
                                                         ---------    ---------
         Depreciation and amortization                   $   1,504    $   2,721
         Deferred rent                                         220        1,068
         Other                                                (169)         (47)
                                                         ---------    ---------
         Net long-term deferred tax asset                $   1,555    $   3,742
                                                         =========    =========

         A valuation allowance was recorded against the foreign net operating loss carryforwards because there is a significant uncertainty that the deferred tax assets will be realized. In addition, there is an $11,000 gross capital loss carryforward, which the Company has written off against the valuation allowance as the Company does not expect to realize this.

            PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

12.      INCOME TAXES (CONTINUED):

         The cumulative amount of undistributed earnings of foreign subsidiaries for which the Company has not provided U.S. income taxes at December 31, 1998 was $1,223. No provision has been made for the additional taxes that would result from the distribution of earnings of foreign subsidiaries since such earnings have been permanently reinvested in the foreign operations.

         During 1997, the Company utilized all U.S. net operating loss carryforwards and alternative minimum tax credit carryforwards.


13.      EMPLOYEE SAVINGS AND PENSION PLANS:

SAVINGS PLANS

         The Company provides a 401(k) Retirement Savings Plan to its U.S. employees. The Company matches 50% of an employee's savings up to 6% of pay, and these contributions vest ratably over a four-year period. Company matching contributions for all employees for each of the three years ended December 31, 1998, 1997 and 1996 were $2,201, $1,945 and $1,483, respectively.

PENSION PLANS

         Pension costs and related disclosures are determined under the provisions of Statement of Financial Accounting Standards No. 132, "Employers' Disclosures about Pensions and other Postretirement Benefits," which was adopted by the Company in 1998. There was no impact on the Company's financial statement balances as a result of the adoption of this pronouncement.

         The Company has a separate contributory defined benefit plan (the "U.K. Plan") for its qualifying United Kingdom employees and directors employed by the Company's U.K. subsidiaries. The benefits for the U.K. Plan are based primarily on years of service and average pay at retirement. Plan assets consist principally of investments managed in a mixed fund.

     Pension costs for the U.K. Plan included the following components:

                                                YEARS ENDED DECEMBER 31,
                                          1998           1997         1996
                                        ---------     ---------     ---------

         Service cost-benefits earned
           during the year              $     662     $     738     $     553
         Interest cost on projected
           benefit obligation                 777           631           623
         Actual return on plan assets        (984)         (954)         (771)
         Net amortization and deferral        (13)          (13)          (14)
                                        ---------     ---------     ---------
         Net pension cost               $     442     $     402     $     391
                                        =========     =========     =========

            PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


13.      EMPLOYEE SAVINGS AND PENSION PLANS (CONTINUED):

     The change in benefit obligation, change in plan assets and funded status of the defined benefit plan was as follows:

                                                                                   YEARS ENDED DECEMBER 31,
                                                                         1998              1997             1996
                                                                       ---------        ---------         ---------
         Change in benefit obligations
           Benefit of obligation at beginning of year                  $   8,528        $   8,404         $   7,456
           Service cost                                                      662              738               553
           Interest cost                                                     777              631               623
           Net actuarial loss (gain)                                       2,046             (403)                -
           Benefits paid                                                    (513)            (540)             (228)
           Foreign currency translation adjustment                            45             (302)                -
                                                                       ---------        ---------         ---------
           Benefit obligation at end of year                           $  11,545        $   8,528         $   8,404
                                                                       =========        =========         =========

         Change in plan assets
           Fair value of plan assets at beginning of year              $  10,931        $   9,963         $   9,162
           Actual return on plan assets                                    1,535            1,451               779
           Employer contributions                                            430              366               171
           Plan participants' contributions                                  141               50                79
           Benefits and expenses paid                                       (513)            (540)             (228)
           Foreign currency translation adjustment                            55             (359)                -
                                                                       ---------        ---------         ---------
           Fair value of plan assets at end of year                    $  12,579        $  10,931         $   9,963
                                                                       =========        =========         =========

         Net amount recognized
           Funded status                                               $   1,034        $   2,404         $   1,558
           Unrecognized transition asset                                     (85)             (97)             (115)
           Unrecognized net actuarial loss (gain)                          1,085             (406)              512
                                                                       ---------        ---------         ---------
            Prepaid pension cost                                       $   2,034        $   1,901         $   1,955
                                                                       =========        =========         =========

     Assumptions used to determine pension costs and projected benefit obligations were as follows:

                                                                           1998            1997             1996
                                                                       -----------      -----------       ---------
         Discount rate                                                     7.5%             8.5%             8.5%
         Rate of compensation increase                                     5.0%             6.0%             6.5%
         Long-term rate of return on plan assets                           8.5%             9.5%             8.5%

         Prior to January 31, 1999, the Company maintained the APBI Environmental Sciences Group, Inc. Pension Plan (the "Pension Plan"), a tax-qualified, defined-contribution money-purchase pension plan, for the benefit of its eligible ENVIRON employees. ENVIRON is required to make annual contributions to the Pension Plan in an amount equal to the sum of 3.75% of each eligible employee's total compensation, plus 3.75% of the portion of such employee's compensation in excess of the Social Security wage base. Participants vest in 20% of their account balances after two years of service and 20% per year until they are fully vested. The annual pension expense of the Pension Plan for the three years ended December 31, 1998, 1997 and 1996 was $697, $638 and $620, respectively. As of December 31, 1998 and 1997, accrued pension cost, included in other accrued expenses, was $651 and $701, respectively.

         Effective January 1, 1994, APBI Environmental Sciences Group, Inc. established the ENVIRON Supplemental Executive Retirement Plan. This plan is nonqualified and provides certain key employees defined-contribution benefits that supplement those provided by the Pension Plan. Company contributions to this plan in 1998, 1997 and 1996 were $35, $35 and $39, respectively.

         The Pension Plan and the ENVIRON Supplemental Executive Retirement Plan became the responsibility of the purchaser of the environmental services segment on January 31, 1999.

            PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

14.      COMMITMENTS AND CONTINGENCIES:

         The Company currently maintains liability insurance on a "claims made" basis for professional acts, errors and omissions. As of December 31, 1998, this coverage included two policies. One policy is for the Life and Discovery Sciences Groups with a self-insured retention per claim of $250 and one is for the environmental sciences segment with a $500 self-insured retention per claim. As of December 31, 1998 and 1997 there are no open claims related to these coverages.

         The Company currently is self-insured for group health for employees located within the United States. The Company maintains insurance on a "claims made" basis, up to a maximum of $100 per occurrence. As of December 31, 1998 and 1997 the Company maintained a reserve of approximately $1,500 and $1,300, respectively, included in other accrued expenses on the consolidated balance sheets to cover estimated open claims.

         In the normal course of business, the Company is a party to various claims and legal proceedings. The Company records a reserve for these matters when an adverse outcome is probable and the amount of the potential liability is reasonably estimable. Although the ultimate outcome of these matters is currently not determinable, management of the Company, after consultation with legal counsel, does not believe that the resolution of these matters will have a material effect upon the Company's financial condition or results of operations for an interim or annual period.


15.      RELATED PARTY TRANSACTIONS:
         Several of the Company's shareholders collectively own 14.6% of LOI Building, Inc. ("LOI"), which leased operating facilities to the Company through November 1996. Rent paid to LOI for the year ended December 31, 1996 totaled $402.

         One of the members of the Company's Board of Directors (who was a member of APBI's Board of Directors prior to the Company's acquisition of APBI) is Vice Chairman at Lehman Brothers. Lehman Brothers acted as APBI's investment banker for APBI's acquisition by the Company. For those investment-banking services, Lehman Brothers earned $3,059 in 1996.

         The Company is related through common ownership with E.M. Associates, Inc., which provides investigative board services to the Company. The Company had transactions with E.M. Associates, Inc. of $37 and $66 in expenses for the years ended December 31, 1997 and 1996, respectively. There were no transactions with E.M. Associates during the year ended December 31, 1998.

         The Company paid legal fees in 1996 of approximately $333 to a firm, which had a partner who became General Counsel of the Company in 1996. At the time this individual became the Company's General Counsel, this individual disposed of all of his interest in the law firm.

16.      FAIR VALUE OF FINANCIAL INSTRUMENTS:

         The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

CURRENT ASSETS AND CURRENT LIABILITIES

         The carrying amount approximates fair value because of the short maturity of those instruments.

INVESTMENT IN DAS

         The Company's investment in DAS is recorded at $1,500 at December 31, 1998. The Company's investment in DAS is valued based on the cost method as the preferred stock of DAS is not tradeable and does not exceed estimated net realizable value.

            PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


16.      FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED):

INVESTMENT IN SDI

         The Company's investment in SDI was recorded at $1,161 compared to the market price $1,608 as quoted on the National Market System of the National Association of Securities Dealers Automated Quotation System at December 31, 1997. At December 31, 1997, this investment was not valued at the market price due to the purchase options outstanding at the exercise price of $1.625 per share for all shares of SDI which the Company owned. The Company received $1,161 in March 1998 when all the options were exercised.

LONG-TERM DEBT

         The fair value of the Company's long-term debt is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities. Fair value approximates the carrying amount as the Company's debt instruments bear interest based on variable rates.

LETTERS OF CREDIT

         The Company utilizes letters of credit to back certain guarantees and insurance policies. The letters of credit reflect fair value as a condition of their underlying purpose and are subject to fees competitively determined in the market place.

17.      BUSINESS SEGMENT DATA:

         During 1998 and 1997, the Company operated in three business segments - life sciences, environmental sciences and discovery sciences. The Company sold its environmental sciences segment in January 1999 (see Note 4). Prior to 1997, the Company operated in two segments - life sciences and environmental sciences. Accordingly, the income statements have been restated to conform to the provisions of APB 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual, and Infrequently Occurring Events and Operations". The consolidated balance sheets and cash flows have not been restated to exclude the assets, liabilities and cash flows of the environmental sciences segment.

            PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

17.      BUSINESS SEGMENT DATA (CONTINUED):


         Revenues by principal business segment are separately stated in the consolidated financial statements. Merger costs and acquired in-process research and development costs incurred in 1998, 1997 and 1996 of $3,163, $9,670 and $14,773, respectively, were not allocated to the Company's business segments and are shown separately for purposes of business segment analysis. Income taxes are allocated evenly to each division for purposes of business segment analysis. Income (loss) from operations, net income, depreciation and amortization, identifiable assets and capital expenditures by principal business segment were as follows:

                                                                    YEARS ENDED DECEMBER 31,
                                                          1998              1997            1996
                                                        ---------        ---------        ---------
         Income (loss) from operations: (a)
                Life sciences                           $  28,693        $  19,344        $   8,845
                Discovery sciences                         (4,489)          (2,325)               -
                Merger costs and acquired in-process
                  research and development costs           (3,163)          (9,670)         (14,773)
                                                        ---------        ---------         --------
                Total                                   $  21,041        $   7,349        $  (5,928)
                                                        =========        =========        =========

         Net income (loss)
                Life sciences                           $  17,851        $   6,856        $  (6,381)
                Discovery sciences                         (2,696)          (1,406)               -
                Environmental sciences                      4,614            4,152            2,874
                                                        ---------        ---------         --------
                Total                                   $  19,769        $   9,602        $  (3,507)
                                                        =========        =========        =========

         Depreciation and amortization: (a)
                Life sciences                           $  11,897        $  10,651        $   8,898
                Discovery sciences                            420              229                -
                                                        ---------        ---------         --------
                Total                                   $  12,317        $  10,880        $   8,898
                                                        =========        =========        =========

         Identifiable assets:
                Life sciences                           $ 200,382        $ 165,855        $ 159,394
                Discovery sciences                          3,672            1,465                -
                Environmental sciences                     32,528           29,727           22,063
                                                        ---------        ---------         --------
                Total                                   $ 236,582        $ 197,047        $ 181,457
                                                        =========        =========        =========

         Capital expenditures:
                Life sciences                           $  16,866        $  11,589        $   9,895
                Discovery sciences                            740              495                -
                Environmental sciences                      1,737            1,515            1,281
                                                        ---------        ---------        ---------
                Total                                   $  19,343        $  13,599        $  11,176
                                                        =========        =========        =========


(a) Does not include results of operations of the environmental sciences segment which was sold January 31, 1999. See Note 4.

            PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

18.      OPERATIONS BY GEOGRAPHIC AREA:

          The following table presents information about the Company's operations by geographic area:

                                                         YEARS ENDED DECEMBER 31,
                                              1998              1997             1996
                                          -----------       ----------       ------------
          Net revenue:  (a)
                United States             $   199,295      $   162,822       $   130,851
                U.K.                           16,506           14,583            14,372
                Other (b)                      19,752           10,082             7,081
                                          -----------      -----------       -----------
                Total                     $   235,553      $   187,487       $   152,304
                                          ===========      ===========       ===========

         Operating income (loss): (a)
                United States             $    20,749      $     8,778       $    (6,032)
                U.K.                           (1,004)            (575)             (939)
                Other (b)                       1,296             (854)            1,043
                                          -----------      -----------       -----------
                Total                     $    21,041      $     7,349       $    (5,928)
                                          ===========      ===========       ============

         Identifiable assets:
                United States             $   183,411      $   157,543       $   142,464
                U.K.                           36,825           27,063            27,657
                Other (b)                      16,346           12,441            11,336
                                          -----------      -----------       -----------
                Total                     $   236,582      $   197,047       $   181,457
                                          ===========      ===========       ===========

(a) Does not include results of operations of the environmental sciences segment which was sold January 31, 1999. See Note 4.
(b) Principally consists of revenue from 15 countries, nine of which are located in Europe, none of which individually comprise more than 5% of net revenue, operating income (loss) or identifiable assets.

            PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      (IN THOUSANDS, EXCEPT PER SHARE DATA)



19.      QUARTERLY FINANCIAL DATA (UNAUDITED):

              1998 (A)                FIRST            SECOND            THIRD            FOURTH            TOTAL
-------------------------------     --------         ---------         ---------        ---------         ---------
Net revenue                         $ 52,153         $  57,465         $ 61,452        $  64,483         $ 235,553

Operating income                       3,976             2,183            6,596            8,286            21,041
Net income from continuing
  operations                           3,434             1,669            4,428            5,624            15,155
Net income from operations of
  discontinued environmental
  sciences segment                     1,102             1,206            1,198            1,108             4,614
Net income                             4,536             2,875            5,626            6,732            19,769
Net income per share:
         Basic                      $   0.20         $    0.12         $   0.24         $   0.29         $    0.85
         Diluted                    $   0.20         $    0.12         $   0.24         $   0.29         $    0.85
Income from continuing operations
  per share:
         Basic                      $   0.15         $    0.07         $   0.19         $   0.24         $    0.65
         Diluted                    $   0.15         $    0.07         $   0.19         $   0.24         $    0.65


              1997 (A)

Net revenue                         $ 45,969         $  47,942         $ 46,295         $ 47,281         $ 187,487

Operating income (loss)                3,980            (4,300)           4,544            3,125             7,349

Net income (loss) from
  continuing operations                2,565            (2,382)           2,917            2,350             5,450

Net income from operations of
  discontinued environmental
  sciences segment                       778             1,036            1,224            1,114             4,152

Net income (loss)                      3,343            (1,346)           4,141            3,464             9,602

Net income (loss) per share:
         Basic                      $   0.15         $   (0.06)        $   0.18         $   0.15         $    0.42
         Diluted                    $   0.15         $   (0.06)        $   0.18         $   0.15         $    0.42

Income (loss) from continuing
   operations per share:
         Basic                      $   0.12         $   (0.11)        $   0.13         $   0.10         $    0.24
         Diluted                    $   0.11         $   (0.11)        $   0.13         $   0.10         $    0.24

----------------
(a) Quarterly financial operating results have been restated to reflect the environmental sciences segment as discontinued operations.

            PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

20.      SUBSEQUENT EVENTS:

         On January 31, 1999, the Company sold its environmental sciences segment. See Note 4.

         In February 1999, the Company formed a joint venture, PPGx, with Axys Pharmaceuticals, Inc. to pursue the business of pharmacogenomics. The Company contributed $1,500 in cash, the net assets of Intek, and assigned the rights to a certain software license from Axys for an 18.2% ownership interest in PPGx. Separately, the Company and Axys entered into a software licensing agreement whereby the Company licensed certain software, from Axys in exchange for a $2,000 license fee. The Company has received exclusive marketing rights to PPGx pharmacogenomics products and services and an option to increase its ownership share of PPGx after the first anniversary of the forming of PPGx.

         In February 1999, the Company signed a non-binding letter of intent to acquire ATP, Inc., a health information services company. ATP provides customized inbound and outbound telecommunications programs targeting consumers and health care providers. Under the terms of the letter of intent, the Company will issue approximately 1,000 shares of its unregistered common stock, subject to certain closing adjustments, to the shareholders of ATP in return for their ATP stock. The transaction will be accounted for as a pooling of interests.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   PHARMACEUTICAL PRODUCT DEVELOPMENT, INC.
Date:  March 4, 1999               By: /s/ Fredric N. Eshelman, Pharm.D.
                                       ---------------------------------
                                   Name:  Fredric N. Eshelman, Pharm.D.
                                   Title:     Chief Executive Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ Fredric N. Eshelman, Pharm.D.                Director and Chief Executive Officer          March 4, 1999
---------------------------------                (Principal Executive Officer)
Fredric N. Eshelman, Pharm.D.

/s/ Rudy C. Howard                              Chief Financial Officer, Vice President of     March 4, 1999
---------------------------------               Finance and Treasurer (Principal Financial
Rudy C. Howard                                  Officer)

/s/ Linda Baddour                               Chief Accounting Officer and Executive         March 4, 1999
---------------------------------               Director, Finance  (Principal Accounting
Linda Baddour                                   Officer)

/s/ Ernest Mario, Ph.D.                         Director                                       March 4, 1999
---------------------------------
Ernest Mario, Ph.D.

/s/ Stuart Bondurant, M.D.                      Director                                       March 4, 1999
---------------------------
Stuart Bondurant, M.D.

/s/ Abraham Cohen                               Director                                       March 4, 1999
---------------------------
Abraham E. Cohen

/s/ Thomas D'Alonzo                             Director                                       March 4, 1999
------------------------------------
Thomas D'Alonzo

/s/ Frederick Frank                             Director                                       March 4, 1999
------------------------------------
Frederick Frank

/s/ Paul J. Rizzo                               Director                                       March 4, 1999
------------------------------------
Paul J. Rizzo

/s/ John A. McNeill, Jr.                        Director                                       March 4, 1999
------------------------------------
John A. McNeill, Jr.

/s/ Donald C. Harrison, M.D.                    Director                                       March 4, 1999
------------------------------------
Donald C. Harrison, M.D.