Form 10-Q
period 1999-03-31
PHARMACEUTICAL PRODUCT DEVELOPMENT INC
filed 1999-05-05
CIK 1003124

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549


                                    FORM 10-Q

(MARK ONE)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES AND EXCHANGE ACT OF 1934.
        For the quarterly period ended March 31, 1999.

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


                          3151 SOUTH SEVENTEENTH STREET
                           WILMINGTON, NORTH CAROLINA
                    (Address of principal executive offices)



                                      28412
                                   (ZIP CODE)


        Registrant's telephone number, including area code (910) 251-0081


    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 24,526,281 shares of common stock, par value $0.10 per share, as of April 26, 1999.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                      INDEX

                                                                                                 PAGE

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
    Consolidated Condensed Statements of Operations for the Three Months Ended
      March 31, 1999 and 1998 ..................................................................    3
    Consolidated Condensed Balance Sheets as of March 31,1999
      and December 31, 1998 ....................................................................    4
    Consolidated Condensed Statements of Cash Flows for the Three Months Ended
      March 31, 1999 and 1998 ..................................................................    5
    Notes to Consolidated Condensed Financial Statements .......................................    6
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations ..    8
Item 3. Quantitative and Qualitative Disclosures about Market Risk .............................   14

PART II. OTHER INFORMATION
Item 6. Exhibits and Reports on Form 8-K .......................................................   15
Signatures .....................................................................................   16

            PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                   Three Months Ended
                                                                        March 31,
                                                               ------------------------
                                                                 1999            1998
                                                               --------         -------
Life sciences revenues, net of subcontractor costs of
   $23,152 and $19,127, respectively                           $ 68,773         $51,977
Discovery sciences revenues, net of subcontractor costs of
   $16 and $22, respectively                                        837             177
                                                               --------         -------
Net revenue                                                      69,610          52,154
                                                               --------         -------
Direct costs - Life sciences                                     33,378          26,427
Direct costs - Discovery sciences                                 1,483           1,095
Selling, general and administrative expenses                     22,037          17,630
Depreciation and amortization                                     3,465           3,025
Merger costs                                                        218               -
                                                               --------         -------
                                                                 60,581          48,177
                                                               --------         -------
Operating income                                                  9,029           3,977
Interest income, net                                                804             238
Other income, net                                                   389           1,395
                                                               --------         -------
Income from continuing operations before provision
   for income taxes                                              10,222           5,610
Provision for income taxes                                        3,966           2,176
                                                               --------         -------
Income from continuing operations                                 6,256           3,434
                                                               --------         -------
Income (loss) from operations of discontinued environmental
   sciences segment, net of income taxes of $(79) and $720,
   respectively                                                    (125)          1,103
                                                               --------         -------
Net income                                                     $  6,131         $ 4,537
                                                               ========         =======

Income from continuing operations per share:
   Basic                                                       $    0.26        $  0.15
                                                               =========        =======
   Diluted                                                     $    0.25        $  0.15
                                                               =========        =======
Income (loss) from discontinued operations per share:
   Basic                                                       $   (0.01)       $  0.05
                                                               =========        =======
   Diluted                                                     $   (0.01)       $  0.05
                                                               =========        =======
Net income per share:
   Basic                                                       $    0.25        $  0.20
                                                               =========        =======
   Diluted                                                     $    0.25        $  0.20
                                                               =========        =======
Weighted average number of common shares outstanding:
   Basic                                                          24,434         23,025
   Dilutive effect of stock options                                  481             82
                                                               ---------        -------
   Diluted                                                        24,915         23,107
                                                               =========        =======


     The accompanying notes are an integral part of these consolidated condensed financial statements.

            PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                 (IN THOUSANDS)


                                     ASSETS

                                                             March 31,          December 31,
                                                               1999                 1998
                                                            (unaudited)
Current assets
  Cash and cash equivalents                                  $   38,168           $  34,083
  Accounts receivable and unbilled services, net                119,245             126,815
  Investigator advances                                           1,353               1,505
  Prepaid expenses and other current assets                       7,561               7,812
  Deferred tax asset                                              3,047               2,751
                                                              ---------           ---------
    Total current assets                                        169,374             172,966

Property, plant and equipment, net                               45,513              42,509
Goodwill, net                                                    10,292              14,869
Other assets, net                                                26,316               6,238
                                                              ---------           ---------
    Total assets                                              $ 251,495           $ 236,582
                                                              =========           =========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Current maturities of long-term debt                        $   6,372           $   3,580
  Accounts payable                                                6,813               7,812
  Payables to investigators                                       5,739               5,204
  Other accrued expenses                                         24,187              28,007
  Unearned income                                                37,967              34,446
                                                              ---------           ---------
    Total current liabilities                                    81,078              79,049

Long-term debt, less current maturities                             164                 161
Deferred rent and other                                           1,803               1,962
                                                              ---------           ---------
    Total liabilities                                            83,045              81,172
                                                              ---------           ---------

Shareholders' equity
  Common stock                                                    2,453               2,343
  Paid-in capital                                               131,806             123,709
  Retained earnings                                              36,332              29,929
  Accumulated other comprehensive income                         (2,141)               (571)
                                                              ---------           ---------
    Total shareholders' equity                                  168,450             155,410
                                                              ---------           ---------

    Total liabilities and shareholders' equity                $ 251,495           $ 236,582
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

            PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                   Three Months Ended
                                                                        March 31,
                                                             -----------------------------
                                                                1999                1998
                                                              ---------           --------
Cash flows from operating activities:
  Net income                                                 $    6,131          $   4,537
  Adjustments to reconcile net income to net cash
   provided by operating activities:
     Gain on sale of CCCR                                             -             (1,071)
     Depreciation and amortization                                3,662              3,479
     Change in operating assets and liabilities                  (3,070)            (6,954)
     Other                                                         (880)             1,508
                                                              ---------           --------
        Net cash provided by operating activities                 5,843              1,499
                                                              ---------           --------

Cash flows from investing activities:
     Cash received from repayment of note receivable                500                  -
     Sale of investments                                              -              8,000
     Purchases of investments                                    (3,500)                 -
     Purchases of property and equipment                         (6,457)            (4,086)
     Net cash received (paid) for acquisitions                      738             (1,006)
     Net cash received in sale of business                        3,421              5,285
                                                              ---------           --------
        Net cash (used in) provided by investing activities      (5,298)             8,193
                                                              ---------           --------

Cash flows from financing activities:
     Proceeds from long-term debt                                   982                  -
     Repayment of long-term debt                                   (102)              (554)
     Proceeds from issuance of common stock                       4,230              1,111
     Other                                                            -                 48
                                                              ---------           --------
        Net cash provided by financing activities                 5,110                605
                                                              ---------           --------
Effect of exchange rate changes on cash                          (1,570)                46
                                                              ---------           --------
Net increase in cash and cash equivalents                         4,085             10,343
Cash and cash equivalents, beginning of the period               34,083             15,879
                                                              ---------           --------
Cash and cash equivalents, end of the period                  $  38,168           $ 26,222
                                                              =========           ========

     The accompanying notes are an integral part of these consolidated condensed financial statements.

            PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.      ACCOUNTING POLICIES
        The significant accounting policies followed by Pharmaceutical Product Development, Inc. (the "Company") for interim financial reporting are consistent with the accounting policies followed for annual financial reporting. These unaudited consolidated condensed financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X, and in management's opinion, all adjustments of a normal recurring nature necessary for a fair presentation have been included. The accompanying consolidated condensed financial statements do not purport to contain all the necessary financial disclosures that might otherwise be necessary in the circumstances and should be read in conjunction with the consolidated financial statements and notes thereto in the Company's Annual Report on Form 10-K for the year ended December 31, 1998. The results of operations for the three month period ended March 31, 1999 are not necessarily indicative of the results to be expected for the full year or any other period. The amounts on the December 31, 1998 consolidated condensed balance sheet have been derived from the audited financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

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

        RECLASSIFICATIONS

        Certain 1998 financial statement amounts have been reclassified to conform with the 1999 presentation.

2.      PRINCIPLES OF CONSOLIDATION

        The accompanying unaudited consolidated condensed financial statements include the accounts and operations of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

3.      ACQUISITIONS

POOLINGS

        In March 1999, the Company acquired ATP, Inc. ("ATP"), a health information services company. The Company acquired ATP in exchange for approximately 876,000 shares of the Company's common stock. Outstanding ATP options were exchanged for options to acquire approximately 216,000 shares of the Company's common stock. This acquisition was accounted for as a pooling of interests transaction as of January 1, 1999. Pro forma information is not presented nor have the Company's consolidated financial statements for 1998 been restated to reflect the impact of this acquisition because the results of operations of ATP for the year ended December 31, 1998 were not material to the consolidated results of the Company.

PURCHASES

        In January 1998, the Company acquired two environmental consulting businesses for a total of $1,006,000 in cash and the potential for the former owners to earn an additional amount depending on the profitability of the businesses for a certain period after the acquisition. In connection with these acquisitions, the Company recorded approximately $900,000 in goodwill. These businesses were disposed of within the environmental sciences segment on January 31, 1999 (see Note 6 of Notes to Consolidated Condensed Financial Statements). Pro forma information is not presented as the acquired companies' results of operations prior to the dates of the acquisitions were not material individually or collectively to the Company.

            PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

4.      EARNINGS PER SHARE

        The computation of basic income per share information is based on the weighted average number of common shares outstanding during the period. The computation of diluted income per share information is based on the weighted average number of common shares outstanding during the period plus the effects of any dilutive common stock equivalents at the end of the period.

5.      SALE OF BUSINESS

        In February 1998, the Company, through its subsidiary Clinix International Inc., sold substantially all of the assets of the Chicago Center for Clinical Research ("CCCR"). The consideration received by the Company for CCCR totaled approximately $7,785,000, which was comprised of $5,285,000 in cash and a promissory note of $2,500,000 payable over five years. The sale resulted in a gain of approximately $1,071,000 that was recognized as other income during the first quarter of 1998. As part of the sales agreement, the Company continued to provide CCCR with certain clinical and administrative services for an agreed upon amount through the first quarter of 1999.

6.      DISCONTINUED OPERATIONS

        Effective January 31, 1999, the Company sold its environmental sciences segment to Environ Holdings, Inc., a new company formed by the management of the segment, for total consideration of approximately $26,244,000. The Company received as consideration cash of $1,244,000, a four-year note for $7,000,000 and a 12-year note for $18,000,000. The sale resulted in no gain or loss because the sales price was equal to the book value of the net assets sold at January 31, 1999. In the first quarter of 1999, the Company received full pre-payment of the four-year note. Results of operations for the three months ended March 31, 1998 have been restated to reflect the environmental services segment as discontinued operations.

        The consolidated balance sheet at December 31, 1998 includes the following assets and liabilities of the environmental sciences segment (in thousands):

                                                         December 31,
                                                         ------------
                                                             1998
                                                             ----

                 Current assets                            $ 24,214
                 Total assets                                32,527

                 Current liabilities                          6,030
                 Total liabilities                            6,209
                                                           --------
                 Net assets of discontinued operations     $ 26,318
                                                           ========

7.      COMPREHENSIVE INCOME

        The Company's total comprehensive income for the three month periods ended March 31, 1999 and 1998 was $4,561,000 and $4,583,000, respectively.
Information concerning the components of the Company's other comprehensive income (loss) for the three month periods ended March 31, 1999 and 1998 is as follows (in thousands):

                                                    Three Months Ended March 31,
                                                            1999       1998
                                                    ----------------------------

       Changes in cumulative translation adjustment      $ (1,570)    $ 46

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

COMPANY OVERVIEW

        Pharmaceutical Product Development, Inc. and its subsidiaries, collectively (the "Company"), provide a broad range of research and development and consulting services in the life sciences and discovery sciences segments. Services provided in the life sciences segment include worldwide clinical research and development of pharmaceutical products and medical devices, biostatistical analysis and analytical laboratory services. Discovery sciences services include target identification and validation, compound creation, screening and compound selection. The Company provides its services under contract to clients in the pharmaceutical, general chemical, agrochemical, biotechnology and other industries. In addition, Discovery sciences services performs discovery research on certain compounds for which the Company holds a license. The Company's life sciences services are marketed primarily in the United States and Europe. Revenues derived from the Company's discovery segment were all generated in the United States.

        Prior to the divestiture of its environmental sciences segment on January 31, 1999 (see Note 6 of Notes to Consolidated Condensed Financial Statements), the Company also provided environmental sciences services. Environmental sciences services included assessment and management of chemical and environmental health risk, site investigation and remediation planning and litigation support. In addition to the industries mentioned above, the environmental sciences segment also marketed services to clients in the industrial, manufacturing and oil and gas industries. The environmental sciences segment marketed its services primarily in the United States and Europe.

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

        PPD Pharmaco provides its clients services designed to reduce drug development time. Reduced development time allows the client to get its products into the market faster and to maximize the period of marketing exclusivity and the economic return for such products. In addition, PPD Pharmaco's integrated services offer its clients a variable cost alternative to the fixed costs associated with internal drug development. PPD Pharmaco's professional CRO services include Phase I clinical testing, laboratory services, patient and investigator recruitment, Phase II-IV clinical trial monitoring and management, clinical data management and biostatistical analysis, regulatory consulting and submissions, medical writing, pharmacovigilance, and healthcare economics and outcomes research. The Company believes that it is one of a few CROs in the world capable of providing such a broad range of clinical development services.

        PPD Informatics became a division of the Company through the Company's acquisition of Belmont Research, Inc. in March 1997. PPD Informatics clients include international and domestic pharmaceutical and biotechnology companies, scientific software vendors and government agencies, including the FDA. PPD Informatics develops specialized software products to support different aspects of the pharmaceutical research and development process, including drug discovery, clinical trials and regulatory review. Current PPD Informatics software products include ResolveTM, which manages data queries to investigator sites, TableTrans(R), which enables ease of data transformation, and CrossGraphs(R), which is used for exploration and presentation of research data.

        During 1998, the Life Sciences Group also included Intek Labs, Inc. ("Intek"), which was acquired in November 1997. Intek provides molecular genotyping, phenotyping and large-scale genomic DNA purification and archiving services through its Good Laboratory Practice (GLP) certified laboratories. Intek also furnishes pharmacogenetic services for clinical trials. In February 1999, Intek became a subsidiary of PPGx, Inc. ("PPGx"), the Company's pharmacogenomics joint venture with Axys Pharmaceuticals, Inc. PPGx provides pharmacogenomics products and services to pharmaceutical and biotechnology companies. Pharmacogenomics is the use of genetic information to predict the safety, toxicity and/or efficacy of drugs in individual patients or groups of patients. Pharmacogenomics is becoming widely adopted as a drug discovery and development tool and increasingly important as part of an individual's diagnosis and treatment regimen. The Company has exclusive marketing rights to PPGx pharmacogenomics products and services. The Company also owns a minority position in PPGx, with the option to increase its ownership share.

        In March 1999, the Company acquired ATP, Inc. ("ATP"), a healthcare information services company. ATP provides customized inbound and outbound telecommunications programs targeting consumers and health care providers. For more detailed information on the Company's Life Sciences Group, see the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

        DISCOVERY SCIENCES GROUP

        PPD Discovery, Inc. ("PPD Discovery") was established in June 1997 when the Company acquired SARCO, Inc. ("SARCO"), a combinational chemistry company, and the GSX System, a functional genomics platform technology. PPD Discovery focuses on the discovery research segment of the research and development outsourcing market. In May 1998, the Company created GenuPro, Inc. ("GenuPro"), a wholly owned subsidiary, which holds licenses to a number of compounds in the genitourinary field. GenuPro manages and performs the discovery research and development of these compounds. For more detailed information on the Company's Discovery Sciences Group, see the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

FORWARD-LOOKING STATEMENTS

        Statements in this Management's Discussion and Analysis that are not descriptions of historical facts are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 reflecting management's current view with respect to certain future events and financial performance that are subject to risks and uncertainties. Actual results could differ materially from those currently anticipated due to a number of factors, including those set forth herein and in the Company's other SEC filings, and including, in particular, risks relating to government regulation; dependence on certain industries; the fixed price nature of contracts; the commencement, completion or cancellation of large contracts; progress of ongoing contracts; potential liability associated with the Company's lines of business; dependence on personnel; management of growth and competition. Since a large percentage of the Company's operating costs are relatively fixed variations in the timing and progress of large contracts can materially affect results. See "Potential Volatility of Quarterly Operating Results and Stock Price".

RESULTS OF OPERATIONS

GENERAL

        During the first quarter of 1999, the Company reported net income of $6.1 million, or $0.25 per diluted share, compared to net income of $4.5 million, or $0.20 per diluted share, during the first quarter of 1998. Net income from continuing operations (excluding merger costs, operations of the discontinued division and gain on sale of CCCR) of $6.4 million was 132.8% higher than net income from continuing operations for the same period a year ago.
        In March 1999, the Company acquired ATP, Inc. ("ATP"), a health information services company. ATP provides customized inbound and outbound telecommunications programs targeting consumers and health care providers. The Company acquired ATP in exchange for approximately 876,000 shares of the Company's common stock. Outstanding ATP options became options to acquire approximately 216,000 shares of the Company's common stock. This acquisition was accounted for as a pooling of interests transaction. Results of operations for ATP as included in the consolidated results of operations of the Company beginning January 1, 1999. Results of operations of the Company for the period prior to the acquisition were not restated as ATP's results of operations for the year ended December 31, 1998 were not material to the Company's 1998 operating results.

        In February 1999, the Company formed a joint venture, PPGx, with Axys Pharmaceuticals, Inc. to pursue the business of pharmacogenomics. The Company contributed $1.5 million in cash, Intek, and the rights to a software license from Axys for an 18.2% ownership interest in PPGx. Separately, the Company and Axys entered into a software licensing agreement whereby the Company licensed certain software from Axys for $2.0 million. The Company has exclusive marketing rights to PPGx pharmacogenomics products and services and an option to increase its ownership share of PPGx after the first anniversary of PPGx.

        Effective January 31, 1999, the Company sold its environmental sciences segment to Environ Holdings, Inc., a new company formed by the management of the segment. The Company received as consideration cash of $1.4 million, a four-year note in the amount of $7.0 million and a 12-year note in the amount of $18.0 million. The Company received an opinion from Lehman Brothers to the effect that the consideration received was fair from a financial standpoint. The Company did not recognize a gain or loss as a result of the sale because the sales price was equal to the book value of the net assets sold at January 31, 1999. The Company also entered into a three-year consulting agreement to provide certain consulting services to Environ Holdings for a fee of $0.5 million per year.

THREE MONTHS ENDED MARCH 31, 1999 VERSUS THREE MONTHS ENDED MARCH 31, 1998

        Net revenue increased $17.5 million, or 33.5%, to $69.6 million in 1999 from $52.1 million in 1998. The Life Sciences Group's operations accounted for 98.8% of the Company's net revenue for the first quarter of 1999. The Life Sciences Group generated net revenue of $68.8 million, up $16.8 million, or 32.3%, from the 1998 first quarter. The growth in the Life Sciences Group operations was primarily attributable to an increase in the size, scope and number of contracts in the global CRO Phase II-IV division. The ATP acquisition contributed net revenue of $3.3 million for the three months ended March 31, 1999. The Discovery Sciences Group generated net revenue of $0.8 million, up $0.7 million, or 372.9%, from the 1998 first quarter. The growth in the Discovery Sciences operations was primarily attributable to an increase in the number of contracts in the combinatorial chemistry division and a joint development and license agreement (signed during the fourth quarter of 1998) in the functional genomics division.

        Total direct costs increased 26.7% to $34.9 million from $27.5 million in the same period last year, and gross margin increased 2.7% from the same period a year ago. Life Sciences Group direct cost increased to $33.4 million in 1999 as compared to $26.4 million in 1998. The ATP acquisition contributed direct costs of $1.6 million for the three months ended March 31, 1999. Life Sciences Group direct costs decreased as a percentage of related net revenue to 48.5% from 50.8%. This decrease was principally due to higher utilization of direct labor employees, the different mix of contracts performed and a focused effort to control costs. Discovery Sciences Group direct costs increased to $1.5 million in 1999 as compared to $1.1 million in 1998. This increase was due to the addition of GenuPro's costs in the 1999 period. (GenuPro was created in May 1998.)

        Selling, general and administrative ("SG&A") expenses increased 25.0% to $22.0 million in 1999 from $17.6 million in the same period last year. The increase is primarily attributable to investment in additional personnel to support the Company's expanding operations. As a percentage of net revenue, SG&A expenses decreased to 31.7% from 33.8% last year.

        Total depreciation and amortization expense of $3.5 million in 1999 was $0.4 million, or 14.6%, higher than the same period last year. The increase was related to the Company's growth, as well as the depreciation of the ongoing capital investment in the Company's business. The Company's capital expenditures were $6.5 million in the first quarter of 1999. Expanded capabilities in the Company's labs and Discovery Sciences Group accounted for approximately 43% of this capital investment, while the enhancement and expansion of information technology capacities accounted for approximately 25% of this capital investment. The remaining capital expenditures were predominately incurred in connection with the expansion of existing operations and the opening of new offices.

        During the first quarter of 1999, the Company recorded merger costs of $0.2 million in connection with acquisition of ATP. These costs were primarily cash expenses, such as legal and accounting fees related to this transaction.

        Operating income improved to $9.0 million for the three months ended March 31, 1999, from $4.0 million for the three months ended March 31, 1998. Excluding merger costs, the Company's adjusted operating income of $9.2 million in 1999 was 132.5% higher than operating income of $3.9 million for the same period last year. As a percentage of net revenue, the quarterly operating income of 13.0% represents a dramatic improvement from 7.6% of net revenue for the same period last year.

        Net interest and other income decreased $0.4 million, falling to $1.2 million for the three months ending March 31, 1999 from $1.6 million for the three months ending March 31, 1998. Excluding the gain related to the sale of CCCR in 1998, net interest and other income of $1.2 million was $0.6 million higher than the prior year for the same period. The improvement was primarily the result of the increase in interest income of $0.5 million. During the first quarter of 1999, the Company received $0.4 million in interest income related to the notes receivable from CCCR and Environ Holdings. The Company expects to receive an additional $0.4 million per quarter during 1999 related to interest income unless the notes are paid off early.

        The Company recorded a loss from discontinued operations, net of income tax expense or benefit, related to its environmental sciences segment, of $0.1 million in the first quarter of 1999, as compared to income of $1.1 million in the first quarter of 1998. The environmental sciences segment was sold on January 31, 1999.

        The provision for income taxes increased $1.8 million to $4.0 million for the three months ended March 31, 1999, as compared to $2.2 million for the three months ended March 31, 1998 due to the Company's increase in earnings before income taxes. As a percentage of income before income taxes, the provision for income taxes has remained consistent at 38.8%.

        The net income of $6.1 million in the first quarter of 1999 represents an improvement of $1.6 million over the $4.5 million over the same quarter a year ago. Net income per basic and diluted share of $0.25 for the first quarter of 1999 compares to $0.20 in the first quarter of 1998. Excluding non-recurring items (merger costs, results of operations of the discontinued environmental services segment and gain on sale of CCCR), the Company's first quarter 1999 income from continuing operations of $6.4 million is 132.8% higher than income from continuing operations of $2.7 million for the first quarter of 1998. On an equivalent earnings-per-share basis, net income per diluted share (excluding non-recurring costs) of $0.26 compares to net income per diluted share of $0.12 for the same period last year computed on 1.8 million less shares outstanding.

LIQUIDITY AND CAPITAL RESOURCES

        As of March 31, 1999, the Company had $38.2 million of cash and cash equivalents on hand. The Company has historically funded its operations and growth, including acquisitions, with cash flow from operations, borrowings and through the sale of the Company's stock.

        For the three months ended March 31, 1999, the Company experienced a net increase in cash from operating activities of $5.8 million. For the period, net income of $6.1 million and depreciation and amortization of $3.7 million were partially offset by the net change of $3.1 million in operating assets and liabilities (which includes a $8.7 million increase in billed and unbilled receivables, primarily as a result of growth in net revenue). The number of days revenue outstanding in accounts receivable and unbilled services, net of unearned income, were 72.0 and 73.3 days as of March 31, 1999 and March 31, 1998, respectively. The decrease is a result of a focused effort by management on collections.

        For the three months ended March 31, 1999, the Company's investing activities used $5.3 million in cash. Capital expenditures of $6.5 million and the purchase of investment in PPGx of $3.5 million were partially offset by net cash received in the sale of business of $3.4 million and $0.5 million from the repayment of note receivable.

        For the three months ended March 31, 1999, the Company's financing activities provided $5.1 million in cash, as net proceeds from stock option exercises of $4.2 million and the proceeds from long-term debt related primarily to ATP's building loan of $1.0 million were partially offset by $0.1 million in net repayment of long-term debt.

        Working capital as of March 31, 1999 was $88.3 million compared to $93.9 million at December 31, 1998. The decrease in working capital is a result of the divestiture of the environmental sciences segment as of January 31, 1999. Excluding the environmental sciences segment from the balance sheet as of December 31, 1998, the working capital would have been $74.6 million.

        In June 1998, the Company obtained a $50.0 million revolving credit facility with First Union National Bank. Interest accrues on amounts borrowed at a floating rate currently equal to LIBOR plus 0.625% per year. Indebtedness under the line is unsecured and subject to certain covenants relating to financial ratios and tangible net worth. The unused portion of the loan is available to provide working capital and for general corporate purposes. As of March 31, 1999, the Company had $15.0 million reserved under this facility in the form of a letter of credit. This credit facility expires in June 2000, at which time any outstanding balance is due.

        In August 1998, the Company renegotiated a credit facility for $50.0 million with Wachovia Bank, N.A. Interest accrues on amounts borrowed at a floating rate currently equal to LIBOR plus 0.70% per year. Indebtedness under the line is unsecured and subject to certain covenants relating to financial ratios and tangible net worth. The unused portion of the loan is available to provide working capital and for general corporate purposes. As of March 31, 1999, the Company had $3.3 million outstanding under this facility. This credit facility expires in August 1999, at which time the outstanding balance is due. The Company plans to renegotiate this credit facility before its expiration date.

        The Company expects to continue expanding its operations through internal growth and strategic acquisitions. The Company expects such activities will be funded from existing cash, cash flow from operations, borrowings under its credit facilities and through the sale of the Company's stock. The Company believes that such sources of cash will be sufficient to fund the Company's operations for at least the next 12 months. The Company is currently evaluating a number of acquisitions and other growth opportunities which may require additional external financing, and the Company may from time to time seek to obtain funds from public or private issuances of equity or debt securities.

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

        The Company recognizes the need to ensure its operations will not be adversely impacted by Year 2000 failures and has established an internal review team to address the Year 2000 issue that encompasses operating and administrative areas of the Company. During the first quarter of 1997, a team of experienced information technology staff was assigned to work with Company personnel to identify and resolve significant Year 2000 issues in a timely manner. In addition, executive management regularly monitors the status of the Company's Year 2000 remediation plans. The process includes an assessment of affected equipment and software, development of remediation plans, execution of those plans and testing of all technology affected by this issue. In addition, the Company is engaged in assessing the Year 2000 issue with significant suppliers and clients.

        At March 31, 1999, the assessment process is 98% complete for all equipment (including computer hardware and software technology) used internally by the Company as compared to 95% at December 31, 1998. Remediation is well underway, with approximately 90% of all systems requiring remediation completed at March 31, 1999 as compared to 80% at December 31, 1998. All systems, regardless of whether they require remediation, are being tested to ensure Year 2000 compliance. The Company has completed testing for Year 2000 compliance as of March 31, 1999 for 95% of our systems. The Company expects to complete the remaining effort by June 1999. The Company has initiated formal communications with its significant suppliers in North America and Europe to determine the extent to which the Company is vulnerable to third party failure to remediate Year 2000 compliance problems. The Company is in regular communication with key suppliers and clients, and responds promptly to all requests for information regarding Year 2000 compliance. Although there can be no assurance, based on current information available, management believes that it will be able to perform all services and provide all products it currently offers without any material adverse effects arising from failure to remediate deficiencies arising from Year 2000.

        External and internal costs specifically associated with applying vendor upgrades, testing and modifying internal use software for Year 2000 compliance are expensed as incurred. The Company pays for Year 2000 expenses with cash from operating activities. The percentage of the Company's information technology budget used for remediation is approximately 11% in 1998 and 5% in 1999. To date, the Company has spent $1.5 million on Year 2000 compliance, and expects to spend an additional $0.15 million to complete the compliance process. Of the total amount that the Company expects to spend, $1.25 million is attributable to internal labor costs for assessment and testing. Although internal resources have been dedicated to Year 2000 efforts, work has been spread across all areas and there has been no material delay in any major projects.

        The failure to correct a material Year 2000 problem could result in an interruption in, or a failure of, certain normal business activities or operations. Such failures could materially and adversely affect the Company's results of operations, liquidity and financial condition. The Company has represented to some clients that it intends to be nearly complete with our Year 2000 compliance by April 1999. If unexpected issues arise causing delays in the clinical studies being performed for these clients, the Company will have a specified period of time to correct those issues. If not corrected, the client can modify or terminate its contract with the Company. The Company believes that modification or termination of one or more client contracts represents the most reasonably likely adverse event, which might arise from material Year 2000 compliance failures. Business contingency plans are being developed in case of periodic outages of power and communications across our locations worldwide. Due to the general uncertainty inherent in the Year 2000 problem, resulting in part from the uncertainty of the Year 2000 readiness of third-party suppliers and clients, the Company is unable to determine at this time whether the consequences of Year 2000 failures will have a material impact on its results of operations, liquidity or financial condition.

        The Company has significantly reduced the level of uncertainty about Year 2000 problems and, in particular, about Year 2000 compliance and readiness of its key suppliers and clients, as it nears completion of the inquiry, testing and replacement phase. The Company also believes that its information technology staff, which has been instrumental in the Company's Year 2000 compliance efforts, may be able to mitigate many Year 2000 problems. However, the Company will continue to assess and develop contingency plans for a possible Year 2000 failure as it completes its testing of Year 2000 issues.

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

        The Company currently participates in only a small number of transactions involving multiple currencies. In most of those situations, contractual provisions either limit or reduce the translation risk. Financial statement translation has not, to date, been material to the Company's balance sheet. The reasons for this are that the majority of international operations are located in the United Kingdom, which traditionally has had a relatively stable currency, and that international operations have not accounted for a significant portion of total operations (approximately 15%). It is anticipated that those conditions will persist for at least the next 12 months.

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

POTENTIAL VOLATILITY OF QUARTERLY OPERATING RESULTS AND STOCK PRICE

        The Company's quarterly operating results are subject to volatility due to such factors as the commencement, completion or cancellation of large contracts, progress of ongoing contracts, acquisitions, the timing of start-up expenses for new offices, management of growth and changes in the mix of services. Since a large percentage of the Company's operating costs are relatively fixed, variations in the timing and progress of large contracts can materially affect quarterly results. To the extent the Company's international business increases, exchange rate fluctuations and other international business risks may also influence these results. The Company believes that comparisons of its quarterly financial results are not necessarily meaningful and should not be relied upon as an indication of future performance. However, fluctuations in quarterly results or other factors beyond the Company's control, such as changes in earnings estimates by analysts, market conditions in the CRO, pharmaceutical and biotechnology industries and general economic conditions could affect the market price of the Common Stock in a manner unrelated to the longer-term operating performance of the Company.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The Company is exposed to foreign currency risk by virtue of its international operations. The Company conducts business in several foreign countries and approximately 15% and 13% of the Company's net revenues for the three months ended March 31, 1999 and 1998, respectively, were derived outside the United States. Funds generated by each subsidiary of the Company are generally reinvested in the country where they are earned. The operations in the United Kingdom have generated more than 45% of the Company's revenue from foreign operations. Accordingly, some exposure exists to potentially adverse movements in the pound sterling. The United Kingdom has traditionally had a relatively stable currency. It is anticipated that those conditions will persist for at least the next 12 months.

        Additionally, the Company's consolidated financial statements are denominated in U.S. dollars and, accordingly, changes in the exchange rates between the Company's subsidiaries' local currency and the U.S. dollar will affect the translation of such subsidiaries' financial results into U.S. dollars for purposes of reporting the Company's consolidated financial results. Translation adjustments are reported as a component of accumulated other comprehensive income (loss) as a separate component of the balance sheet. Financial statement translation has not, to date, been material to the Company's balance sheet. Such adjustments may in the future be material to the Company's financial statements.

PART II.  OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K


(A)     EXHIBITS


        Exhibit 10.129 First Amendment to Credit and Security Agreement dated March 30, 1999, between Applied Bioscience International Inc., Environ Holdings, Inc. and Environ International Corporation (formerly APBI Environmental Sciences Group, Inc.).


        Exhibit 10.130 Subordination and Intercreditor Agreement dated March 30, 1999, between First Union National Bank and Applied Bioscience International, Inc.


        Exhibit 27      Financial Data Schedule (for SEC use only)


(B)     REPORTS ON FORM 8-K

        No reports on Form 8-K were filed during the quarter ended March 31, 1999.

SIGNATURES


        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                            PHARMACEUTICAL PRODUCT DEVELOPMENT, INC.
                ----------------------------------------------------------------
                                          (Registrant)



            By       /s/                 Rudy C. Howard
                ----------------------------------------------------------------
                Chief Financial Officer, Vice President of Finance and Treasurer
                                 (Principal Financial Officer)



Date:  May 5, 1999