Form 10-Q
period 1999-06-30
PHARMACEUTICAL PRODUCT DEVELOPMENT INC
filed 1999-08-13
CIK 1003124

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549


                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934. For the quarterly period ended June 30, 1999.

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


    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 24,628,278 shares of common stock, par value $0.10 per share, as of July 30, 1999.

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

                                      INDEX


                                                                                                       Page
                                                                                                       ----

Part I.  FINANCIAL INFORMATION
Item 1. Financial Statements
     Consolidated Condensed Statements of Operations for the Three and Six Months Ended
       June 30, 1999 and 1998.......................................................................     3
     Consolidated Condensed Balance Sheets as of June 30, 1999
       and December 31, 1998........................................................................     4
     Consolidated Condensed Statements of Cash Flows for the Six Months Ended
       June 30, 1999 and 1998.......................................................................     5
     Notes to Consolidated Condensed Financial Statements...........................................     6
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.......     9
Item 3. Quantitative and Qualitative Disclosures about Market Risk..................................    16

Part II. OTHER INFORMATION
Item 4. Submission of Matters to a Vote of Security Holders.........................................    17
Item 6. Exhibits and Reports on Form 8-K............................................................    17
Signatures..........................................................................................    18

            PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (unaudited)
                    (in thousands, except per share amounts)


                                                                 Three Months Ended             Six Months Ended
                                                                       June 30,                     June 30,
                                                                --------------------         ---------------------
                                                                   1999        1998            1999        1998
                                                                --------    --------         --------    ---------
Life sciences revenues, net of subcontractor costs of
    $37,696, $24,468, $60,848 and $43,594, respectively         $75,569     $57,386         $ 144,342   $  109,362
Discovery sciences revenues, net of subcontractor costs of
    $18, $13, $34 and $35, respectively                              685          79            1,522          256
                                                                --------    --------         --------    ---------
Net revenue                                                       76,254      57,465          145,864      109,618
                                                                --------    --------         --------    ---------
Direct costs - Life sciences                                      37,141      28,397           70,519       54,824
Direct costs - Discovery sciences                                  1,650         852            3,133        1,947
Selling, general and administrative expenses                      24,066      19,872           46,103       37,502
Depreciation and amortization                                      3,592       2,998            7,057        6,023
Merger costs                                                           -           -              218            -
Acquired in-process research and development costs                     -       3,163                -        3,163
                                                                --------    --------         --------    ---------
                                                                  66,449      55,282          127,030      103,459
                                                                --------    --------         --------    ---------
Operating income                                                   9,805       2,183           18,834        6,159
Interest income, net                                                 739         263            1,457          503
Other income, net                                                    276         312              751        1,706
                                                                --------    --------         --------    ---------
Income from continuing operations before provision
    for income taxes                                              10,820       2,758           21,042        8,368
Provision for income taxes                                         4,198       1,089            8,164        3,265
                                                                --------    --------         --------    ---------
Income from continuing operations                                  6,622       1,669           12,878        5,103
                                                                --------    --------         --------    ---------
Income (loss) from operations of discontinued environmental
    sciences segment, net of income taxes of $0, $787, $(79)
    and $1,507, respectively                                           -       1,206             (125)       2,308
                                                                --------    --------         --------    ---------
Net income                                                      $  6,622    $  2,875         $ 12,753    $   7,411
                                                                ========    ========         ========    =========

Income from continuing operations per share:
    Basic                                                       $   0.27    $   0.07         $   0.53    $    0.22
                                                                ========    ========         ========    =========
    Diluted                                                     $   0.27    $   0.07         $   0.52    $    0.22
                                                                ========    ========         ========    =========
Income (loss) from discontinued operations per share:
    Basic                                                       $      -    $   0.05         $  (0.01)   $    0.10
                                                                ========    ========         ========    =========
    Diluted                                                     $      -    $   0.05         $  (0.01)   $    0.10
                                                                ========    ========         ========    =========
Net income per share:
    Basic                                                       $   0.27    $   0.12         $   0.52    $    0.32
                                                                ========    ========         ========    =========
    Diluted                                                     $   0.27    $   0.12         $   0.51    $    0.32
                                                                ========    ========         ========    =========
Weighted average number of common shares outstanding:
    Basic                                                         24,567     23,079            24,501       23,052
    Dilutive effect of stock options                                 330        167               407          139
                                                                --------    --------         --------    ---------
    Diluted                                                       24,897     23,246            24,908       23,191
                                                                ========    ========         ========    =========


        The accompanying notes are an integral part of these consolidated condensed financial statements.

            PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                 (in thousands)


                                     Assets

                                                         June 30,               December 31,
                                                           1999                     1998
                                                        (unaudited)
Current assets
   Cash and cash equivalents                           $     39,334              $    34,083
   Accounts receivable and unbilled services, net           112,876                  125,065
   Investigator advances                                        952                    1,505
   Prepaid expenses and other current assets                 11,500                    9,562
   Deferred tax asset                                         3,040                    2,751
                                                              -----                    -----
     Total current assets                                   167,702                  172,966
                                                            ========                  =======

Property, plant and equipment, net                           48,388                   42,509
Goodwill, net                                                 9,871                   14,869
Other assets, net                                            26,790                    6,238
                                                             ------                    -----
     Total assets                                       $   252,751              $   236,582
                                                        ===========              ===========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
   Current maturities of long-term debt                $       237              $     3,580
   Accounts payable                                          6,986                    7,812
   Payables to investigators                                 6,148                    5,204
   Other accrued expenses                                   24,631                   28,007
   Unearned income                                          37,359                   34,446
                                                            ------                   ------
     Total current liabilities                              75,361                   79,049

Long-term debt, less current maturities                        170                      161
Deferred rent and other                                      1,822                    1,962
                                                             -----                    -----
     Total liabilities                                      77,353                   81,172
                                                            ------                   ------

Shareholders' equity
   Common stock                                              2,458                    2,343
   Paid-in capital                                         132,895                  123,709
   Retained earnings                                        42,954                   29,929
   Accumulated other comprehensive loss                     (2,909)                    (571)
                                                            -------                    -----
     Total shareholders' equity                            175,398                  155,410
                                                           -------                  -------

     Total liabilities and shareholders' equity        $   252,751              $   236,582
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

            PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                                 (in thousands)


                                                                              Six Months Ended
                                                                                  June 30,
                                                                         --------------------------
                                                                          1999                1998
                                                                          ----                ----
Cash flows from operating activities:
   Net income                                                      $     12,753         $     7,411
   Adjustments to reconcile net income to net cash
    provided by operating activities:
      Gain on sale of CCCR                                                    -              (1,071)
      Acquired in-process research and development costs                      -               3,163
      Depreciation and amortization                                       7,254               6,925
      Change in operating assets and liabilities                           (186)            (12,709)
                                                                           -----            --------
         Net cash provided by operating activities                       19,821               3,719
                                                                         ------               -----

Cash flows from investing activities:
      Cash received from repayment of note receivable                       500                   -
      Sale of investments                                                     -               8,000
      Purchase of investments                                            (3,500)                  -
      Purchases of property and equipment                               (13,241)            (10,254)
      Net cash received (paid) for acquisitions                             738              (1,006)
      Net cash paid for acquisition of in-process research
        and development costs                                                 -              (3,163)
      Proceeds from sale of property and equipment                           14                   -
      Net cash received in sale of business                               3,421               5,285
                                                                          -----               -----
         Net cash used in investing activities                          (12,068)             (1,138)
                                                                        --------             -------

Cash flows from financing activities:
      Proceeds from long-term debt                                          982                   -
      Repayment of long-term debt                                        (6,231)               (739)
      Proceeds from issuance of common stock                              5,085               2,273
      Other                                                                   -                  48
                                                                         -------               ----
         Net cash (used in) provided by financing activities               (164)              1,582
                                                                           -----              -----
Effect of exchange rate changes on cash                                  (2,338)               (270)
                                                                         -------               -----
Net increase in cash and cash equivalents                                 5,251               3,893
Cash and cash equivalents, beginning of the period                       34,083              15,879
                                                                         ------              ------
Cash and cash equivalents, end of the period                        $    39,334           $  19,772
                                                                    ===========           =========


      The accompanying notes are an integral part of these consolidated condensed financial statements.

            PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (unaudited)

1.       ACCOUNTING POLICIES

         The significant accounting policies followed by Pharmaceutical Product Development, Inc. and its subsidiaries, collectively (the "Company"), for interim financial reporting are consistent with the accounting policies followed for annual financial reporting. These unaudited consolidated condensed financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X, and in management's opinion, all adjustments of a normal recurring nature necessary for a fair presentation have been included. The accompanying consolidated condensed financial statements do not purport to contain all the necessary financial disclosures that might otherwise be necessary in the circumstances and should be read in conjunction with the consolidated financial statements and notes thereto in the Company's Annual Report on Form 10-K for the year ended December 31, 1998. The results of operations for the three-month and six-month periods ended June 30, 1999 are not necessarily indicative of the results to be expected for the full year or any other period. The amounts on the December 31, 1998 consolidated condensed balance sheet have been derived from the audited financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

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

3.       ACQUISITIONS

POOLINGS

         In March 1999, the Company acquired ATP, Inc. ("PPD ATP"), a health information services company. The Company acquired PPD ATP in exchange for approximately 876,000 shares of the Company's common stock. Outstanding PPD ATP options were exchanged for options to acquire approximately 216,000 shares of the Company's common stock. This acquisition was accounted for as a pooling of interests transaction as of January 1, 1999. Pro forma information is not presented nor have the Company's consolidated financial statements for 1998 been restated to reflect the impact of this acquisition because the results of operations of PPD ATP for the year ended December 31, 1998 were not material to the consolidated results of the Company.

PURCHASES

         In January 1998, the Company acquired two environmental consulting businesses for a total of $1,006,000 in cash and the potential for the former owners to earn an additional amount depending on the profitability of the businesses for a certain period after the acquisition. In connection with these acquisitions, the Company recorded approximately $900,000 in goodwill. These businesses were disposed of with the rest of the environmental sciences segment on January 31, 1999 (see Note 6 of Notes to Consolidated Condensed Financial Statements).

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

6.       DISCONTINUED OPERATIONS

         Effective January 31, 1999, the Company sold its environmental sciences segment to Environ Holdings, Inc., a new company formed by the management of the environmental sciences segment, for total consideration of approximately $26,244,000. The Company received as consideration cash of $1,244,000, a four-year note for $7,000,000 and a 12-year note for $18,000,000. The sale resulted in no gain or loss because the sales price was equal to the book value of the net assets sold at January 31, 1999. In the first quarter of 1999, the Company received full pre-payment of the four-year note. Results of operations for the three months ended March 31, 1998 have been restated to reflect the environmental services segment as discontinued operations.

         The consolidated condensed balance sheet at December 31, 1998 includes the following assets and liabilities of the environmental sciences segment (in thousands):
                                                               December 31,
                                                               ------------
                                                                  1998
                                                                  ----

                       Current assets                           $ 24,214
                       Total assets                               32,527

                       Current liabilities                         6,030
                       Total liabilities                           6,209
                                                                   -----
                       Net assets of discontinued operations   $  26,318
                                                                ========

7.       COMPREHENSIVE INCOME

         The Company's total comprehensive income for the three-month periods ended June 30, 1999 and 1998 was $5,854,000 and $2,559,000, respectively, and for the six-month periods ended June 30, 1999 and 1998 was $10,145,000 and $7,141,000, respectively.

         The Company's other comprehensive loss consisted of a decrease in cumulative translation adjustment for the three-month periods ended June 30, 1999 and 1998 of $768,000 and $316,000, respectively, and for the six-month periods ended June 30, 1999 and 1998 of $2,338,000 and $270,000, respectively. The large decrease in cumulative translation adjustment for the six-month period ended June 30, 1999 was due to the 8.2 cent decrease in the exchange rate between the pound sterling and the U.S. dollar.

            PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (unaudited)

8.       ACCOUNTS RECEIVABLE AND UNBILLED SERVICES:

         Accounts receivable and unbilled services consisted of the following:

                                               June 30,         December 31,
                                                 1999               1998
                                                 ----               ----
         Trade:
           Billed                               $68,740               $75,405
           Unbilled                              44,883                51,702
           Reserve for doubtful accounts           (747)               (2,042)
                                                   -----               -------
                                               $112,876              $125,065
                                               =========             ========

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

         Life Sciences Group

         The Company's Life Sciences Group provides services through PPD Development, Inc. and its wholly owned subsidiaries (collectively "PPD Development") in the Americas (United States, Canada, South America), Africa, Asia, Europe and the Pacific Rim. PPD Informatics, a division of PPD Development, provides software development and system integration services to the pharmaceutical and biotechnology industries. PPD ATP, a division of PPD Development, provides customized inbound and outbound telecommunications programs targeting consumers and health care providers.

         PPD Development provides its clients services designed to reduce drug development time. Reduced development time allows the client to get its products into the market faster and to maximize the period of marketing exclusivity and the economic return for such products. In addition, PPD Development's integrated services offer its clients a variable cost alternative to the fixed costs associated with internal drug development. PPD Development's professional CRO services include Phase I clinical testing, laboratory services, patient and investigator recruitment, Phase II-IV clinical trial monitoring and management, clinical data management and biostatistical analysis, regulatory consulting and submissions, medical writing, pharmacovigilance, and healthcare economics and outcomes research. The Company believes that it is one of a few CROs in the world capable of providing such a broad range of clinical development services.

         PPD Informatics became a division of the Company through the acquisition of Belmont Research, Inc. in March 1997. PPD Informatics clients include international and domestic pharmaceutical and biotechnology companies, scientific software vendors and government agencies, including the FDA. PPD Informatics develops specialized software products to support different aspects of the pharmaceutical research and development process, including drug discovery, clinical trials and regulatory review. Current PPD Informatics software products include Resolve(TM), which manages data queries to investigator sites, TableTrans(R), which enables ease of data transformation, and CrossGraphs(R), which is used for exploration and presentation of research data.

         PPD ATP became a division of the Company through the acquisition of ATP, Inc. in March 1999. PPD ATP manages telephone inquiries from consumers and health care providers by utilizing on-line, licensed pharmacists and other health care professionals who are available 24 hours a day, 365 days a year. PPD ATP creates and implements customized inbound and outbound telecommunication programs for pharmaceutical manufacturers, chain drug stores, managed care organizations, and other corporations with health care enhancing objectives.

         During 1998, the Life Sciences Group also included Intek Labs, Inc. ("Intek"), which was acquired in November 1997. Intek provides molecular genotyping, phenotyping and large-scale genomic DNA purification and archiving services through its Good Laboratory Practice (GLP) certified laboratories. Intek also furnishes pharmacogenetic services for clinical trials. In February 1999, Intek became a subsidiary of PPGx, Inc. ("PPGx"), the Company's pharmacogenomics joint venture with Axys Pharmaceuticals, Inc. PPGx provides pharmacogenomics products and services to pharmaceutical and biotechnology companies. Pharmacogenomics is the use of genetic information to predict the safety, toxicity and/or efficacy of drugs in individual patients or groups of patients. Pharmacogenomics is becoming widely adopted as a drug discovery and development tool and increasingly important as part of an individual's diagnosis and treatment regimen. The Company owns a minority position in PPGx, with the option to increase its ownership share. The Company also has exclusive marketing rights to PPGx pharmacogenomics products and services. For more detailed information on the Company's Life Sciences Group, see the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

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

FORWARD-LOOKING STATEMENTS

         Statements in this Management's Discussion and Analysis that are not descriptions of historical facts are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 reflecting management's current view with respect to certain future events and financial performance that are subject to risks and uncertainties. Actual results could differ materially from those currently anticipated due to a number of factors, including those set forth herein and in the Company's other SEC filings, and including, in particular, risks relating to government regulation; dependence on certain industries; the fixed price nature of contracts; the commencement, completion or cancellation of large contracts; progress of ongoing contracts; potential liability associated with the Company's lines of business; dependence on personnel; management of growth; and competition. Because a large percentage of the Company's operating costs are relatively fixed variations in the timing and progress of large contracts can materially affect results. See "Potential Volatility of Quarterly Operating Results and Stock Price".

RESULTS OF OPERATIONS

GENERAL

         During the second quarter of 1999, the Company reported net income of $6.6 million, or $0.27 per diluted share, compared to net income of $2.9 million, or $0.12 per diluted share, during the second quarter of 1998. Net income from continuing operations (excluding acquired in-process research and development costs and operations of the discontinued division) of $6.6 million was 84.8% higher than net income from continuing operations for the same period a year ago.

         In March 1999, the Company acquired ATP, Inc. ("PPD ATP"), a health information services company. PPD ATP provides customized inbound and outbound telecommunications programs targeting consumers and health care providers. The Company acquired PPD ATP in exchange for approximately 876,000 shares of the Company's common stock. Outstanding PPD ATP options became options to acquire approximately 216,000 shares of the Company's common stock. This acquisition was accounted for as a pooling of interests transaction. Results of operations for PPD ATP are included in the consolidated results of operations of the Company beginning January 1, 1999. Results of operations of the Company for periods prior to January 1, 1999 were not restated as PPD ATP's results of operations for the year ended December 31, 1998 were not material to the Company's 1998 operating results.

         In February 1999, the Company formed a joint venture, PPGx, with Axys Pharmaceuticals, Inc. to pursue the business of pharmacogenomics. The Company contributed $1.5 million in cash, the stock of its subsidiary, Intek, and the rights to a software license for an 18.2% ownership interest in PPGx. Separately, the Company and Axys entered into a software licensing agreement whereby the Company licensed certain software from Axys for $2.0 million. The Company has exclusive marketing rights to PPGx pharmacogenomics products and services and an option to increase its ownership share of PPGx after the first anniversary of PPGx.

         Effective January 31, 1999, the Company sold its environmental sciences segment to Environ Holdings, Inc., a new company formed by the management of the environmental sciences segment. The Company received as consideration cash of $1.4 million, a four-year note in the amount of $7.0 million and a 12-year note in the amount of $18.0 million. The Company received an opinion from Lehman Brothers to the effect that the consideration received was fair from a financial standpoint. The Company did not recognize a gain or loss as a result of the sale because the sales price was equal to the book value of the net assets sold at January 31, 1999. The Company also entered into a three-year consulting agreement to provide certain consulting services to Environ Holdings for a fee of $0.5 million per year.

THREE MONTHS ENDED JUNE 30, 1999 VERSUS THREE MONTHS ENDED JUNE 30, 1998

         Net revenue increased $18.8 million, or 32.7%, to $76.3 million in 1999 from $57.5 million in 1998. The Life Sciences Group's operations accounted for 99.1% of the Company's net revenue for the second quarter of 1999. The Life Sciences Group generated net revenue of $75.6 million, up $18.2 million, or 31.7%, from the 1998 second quarter. The growth in the Life Sciences Group operations was primarily attributable to an increase in the size, scope and number of contracts in the global CRO Phase II-IV division. In addition, PPD ATP contributed net revenue of $3.5 million to the Life Sciences Group for the three months ended June 30, 1999. The Discovery Sciences Group generated net revenue of $0.7 million, up $0.6 million, or 767.1%, from the 1998 second quarter. The growth in the Discovery Sciences Group operations was primarily attributable to an increase in the number of contracts in the combinatorial chemistry division and a joint development and license agreement (signed during the fourth quarter of 1998) in the functional genomics division.

         Total direct costs increased 32.6% to $38.8 million from $29.2 million last year and remained relatively constant as a percentage of net revenue at 50.9% for both periods. Life Sciences Group direct cost increased to $37.1 million in 1999 as compared to $28.4 million in 1998. PPD ATP contributed direct costs of $1.7 million to the Life Sciences Group for the three months ended June 30, 1999. Life Sciences Group direct costs decreased as a percentage of related net revenue to 49.1% from 49.5%. This decrease was principally due to the different mix of contracts performed and a focused effort to control costs. Discovery Sciences Group direct costs increased to $1.7 million in 1999 as compared to $0.9 million in 1998. This increase was primarily due to the addition in the 1999 period of costs of GenuPro, which was created in May 1998.

         Selling, general and administrative ("SG&A") expenses increased 21.1% to $24.1 million in 1999 from $19.9 million in the same period last year. The increase is primarily attributable to an increase in administrative personnel to support the Company's expanding operations. As a percentage of net revenue, SG&A expenses decreased to 31.6% from 34.6% last year.

         Total depreciation and amortization expense of $3.6 million in 1999 was $0.6 million, or 19.8%, higher than the same period last year. The increase was related to the depreciation of the increased investment in property and equipment due to the acquisition of PPD ATP and the Company's growth. The Company's capital expenditures were $6.8 million in the second quarter of 1999. Expanded capabilities in the Company's labs accounted for approximately 53.6% of this capital investment, while the enhancement and expansion of information technology capacities accounted for approximately 25.5% of this capital investment. The remaining capital expenditures were predominately incurred in connection with the expansion of existing operations and the opening of new offices.

         The Company recorded an acquired in-process research and development charge of $3.2 million in the second quarter of 1998 as a result of the purchase of a license to six genitourinary compounds. The Company immediately expensed the acquired in-process research and development costs because the compounds were in the initial phase of research and development and had no alternative future use.

         Operating income improved to $9.8 million for the three months ended June 30, 1999, from $2.2 million for the three months ended June 30, 1998. Excluding acquired in-process research and development costs incurred in 1998, the Company's adjusted operating income of $9.8 million in 1999 was 83.4% higher than adjusted operating income of $5.3 million for the same period last year. As a percentage of net revenue, the quarterly adjusted operating income improved to 12.9% in 1999 from 9.3% for the same period last year.

         Net interest and other income increased $0.4 million, rising to $1.0 million for the three months ending June 30, 1999 from $0.6 million for the three months ending June 30, 1998. The improvement was primarily the result of the increase in interest income of $0.5 million. During the second quarter of 1999, the Company received $0.4 million in interest income related to the notes receivable from CCCR and Environ Holdings. The Company expects to receive an additional $0.4 million in interest income per quarter during 1999 related to these notes unless such notes are paid off early.

         The Company recorded income from discontinued operations, net of income tax expense, related to its environmental sciences segment, of $1.2 million in the second quarter of 1998. The environmental sciences segment was sold on January 31, 1999.

         The provision for income taxes increased $3.1 million to $4.2 million for the three months ended June 30, 1999, as compared to $1.1 million for the three months ended June 30, 1998 due to the Company's increase in earnings before income taxes. As a percentage of income before income taxes, the provision for income taxes decreased slightly to 38.8% for 1999 from 39.5% for 1998.

         The net income of $6.6 million in the second quarter of 1999 represents an improvement of $3.7 million over the $2.9 million over the same quarter a year ago. Net income per basic and diluted share of $0.27 for the second quarter of 1999 compares to $0.07 in the second quarter of 1998. Excluding non-recurring items (acquired in-process research and development costs, and results of operations of the discontinued environmental services), the Company's second quarter 1999 income from continuing operations of $6.6 million was 84.8% higher than income from continuing operations of $3.6 million for the second quarter of 1998. On an equivalent earnings-per-share basis, net income per diluted share (excluding non-recurring costs) of $0.27 compares to net income per diluted share of $0.15 for the same period last year computed on 1.7 million less shares outstanding.

SIX MONTHS ENDED JUNE 30, 1999 VERSUS SIX MONTHS ENDED JUNE 30, 1998

         Net revenue increased $36.2 million, or 33.1%, to $145.9 million in 1999 from $109.6 million in 1998. The Life Sciences Group's operations accounted for 99.0% of the Company's net revenue for the 1999 period as compared to 99.8% for the 1998 period. The Life Sciences Group generated net revenue of $144.3 million, up $35.0 million, or 32.0%, from last year. The growth in the Life Sciences Group operations was primarily attributable to an increase in the size, scope and number of contracts in the global CRO Phase II-IV division. PPD ATP contributed net revenue of $6.8 million to the Life Sciences Group for the six months ended June 30, 1999. The Discovery Sciences Group generated net revenue of $1.5 million, up $1.3 million, or 494.5%, from last year. The growth in the Discovery Sciences Group operations was primarily attributable to an increase in the number of contracts in the combinatorial chemistry division and a joint development and license agreement (signed during the fourth quarter of 1998) in the functional genomics division.

         Total direct costs increased 29.7% to $73.7 million from $56.8 million last year and decreased as a percentage of net revenue to 50.5% from 51.8%. Life Sciences Group direct cost increased to $70.5 million in 1999 as compared to $54.8 million in 1998. PPD ATP contributed direct costs of $3.3 million to the Life Sciences Group for the six months ended June 30, 1999. Life Sciences Group direct costs decreased as a percentage of related net revenue to 48.9% from 50.1%. This decrease was principally due to the different mix of contracts performed and a focused effort to control costs. Discovery Sciences Group direct costs increased to $3.1 million in 1999 as compared to $1.9 million in 1998. This increase was primarily due to the addition in the 1999 period of costs of GenuPro which was created in May 1998.

         SG&A expenses increased 22.9% to $46.1 million in 1999 from $37.5 million in the same period last year. The increase is primarily attributable to investment in additional personnel to support the Company's expanding operations. As a percentage of net revenue, SG&A expenses decreased to 31.6% from 34.2% last year.

         Total depreciation and amortization expense of $7.1 million in 1999 was $1.0 million, or 17.2%, higher than the same period last year. The increase was related to the depreciation of the increased investment in property and equipment due to the acquisition of PPD ATP and the Company's growth. The Company's capital expenditures were $13.3 million in the six months ended June 30, 1999. Expanded capabilities in the Company's labs accounted for approximately 47.8% of this capital investment, while the enhancement and expansion of information technology capacities accounted for approximately 28.2% of this capital investment. The remaining capital expenditures were predominately incurred in connection with the expansion of existing operations and the opening of new offices.

         During the first quarter of 1999, the Company recorded merger costs of $0.2 million in connection with acquisition of PPD ATP. These costs were primarily cash expenses, such as legal and accounting fees related to this transaction.

         The Company recorded an acquired in-process research and development charge of $3.2 million in the second quarter of 1998 as a result of the purchase of a license to six genitourinary compounds. The Company immediately expensed the acquired in-process research and development costs because the compounds were in the initial phase of research and development and had no alternative future use.

         Operating income improved to $18.8 million for the six months ended June 30, 1999, from $6.2 million for the six months ended June 30, 1998. Excluding merger costs and acquired in-process research and development costs, the Company's adjusted operating income of $19.1 million in 1999 was 104.4% higher than adjusted operating income of $9.3 million for the same period last year. As a percentage of net revenue, the adjusted operating income improved to 13.1% in 1999 from 8.5% for the same period last year.

         Net interest and other income remained consistent at $2.2 million for the six months ended both June 30, 1999 and June 30, 1998. Excluding the gain related to the sale of CCCR in 1998, net interest and other income of 2.2 million was $1.1 million higher than the prior year for the same period. The improvement was primarily the result of the increase in interest income of $1.0 million. During the first six months of 1999, the Company received $0.8 million in interest income related to the notes receivable from CCCR and Environ Holdings. The Company expects to receive an additional $0.4 million per quarter during 1999 related to interest income unless the notes are paid off early.

         The Company recorded a loss from discontinued operations, net of income tax expense, related to its environmental sciences segment, of $0.1 million in 1999, as compared to income of $2.3 million in the first six months of 1998. The environmental sciences segment was sold on January 31, 1999.

         The provision for income taxes increased $4.9 million to $8.2 million for the six months ended June 30, 1999, as compared to $3.3 million for the six months ended June 30, 1998 due to the Company's increase in earnings before income taxes. As a percentage of income before income taxes, the provision for income taxes has remained relatively consistent at 38.8% for 1999 and 39.0% for 1998.

         The net income of $12.8 million represents an improvement of $5.3 million over the same period a year ago. Net income per diluted share of $0.51 compares to net income per diluted share of $0.32 for the same period last year. Excluding non-recurring items (merger costs, acquired in-process research and development costs, the gain on sale of CCCR and operations of the discontinued division), the Company's income from continuing operations of $13.0 million was 104.0% higher than last year's income from continuing operations of $6.4 million. On an equivalent earnings-per-share basis, net income per diluted share (excluding non-recurring costs) of $0.52 compares to net income per diluted share of $0.28 for the same period last year computed on 1.7 million less shares outstanding.

LIQUIDITY AND CAPITAL RESOURCES

         As of June 30, 1999, the Company had $39.3 million of cash and cash equivalents on hand. The Company has historically funded its operations and growth, including acquisitions, with cash flow from operations, borrowings and through the sale of the Company's stock.

         For the six months ended June 30, 1999, the Company experienced a net increase in cash from operating activities of $19.8 million. For the period, the net increase resulted primarily from the net income of $12.8 million plus net noncash changes to net income for depreciation and amortization of $7.3 million. The number of days revenue outstanding in accounts receivable and unbilled services, net of unearned income, were 66.0 and 74.4 days (excluding operations and related balance sheet accounts of the discontinued division at June 30,
1998) as of June 30, 1999 and June 30, 1998, respectively. The decrease is a result of a focused effort by management on collections.

         For the three months ended June 30, 1999, the Company's investing activities used $12.1 million in cash. Capital expenditures of $13.2 million and the investment in PPGx of $3.5 million were partially offset by net cash received in the sale of business of $3.4 million, $0.7 million in cash received with the acquisition of PPD ATP and $0.5 million from the repayment of note receivable.

         For the three months ended June 30, 1999, the Company's financing activities used $0.2 million in cash, as net proceeds from stock option exercises of $5.1 million and the proceeds from long-term debt of $1.0 million related primarily to PPD ATP's building loan were partially offset by $6.2 million in net repayment of long-term debt.

         Working capital as of June 30, 1999 was $92.3 million compared to $93.9 million at December 31, 1998. Excluding the environmental sciences segment from the balance sheet as of December 31, 1998, the adjusted working capital would have been $74.6 million. The increase in adjusted working capital was due primarily to an increase in cash and cash equivalents of $9.5 million and an increase in accounts receivable and unbilled services, net of $7.5 million.

         In June 1998, the Company obtained a $50.0 million revolving credit facility with First Union National Bank. Interest accrues on amounts borrowed at a floating rate currently equal to LIBOR plus 0.625% per year. Indebtedness under the line is unsecured and subject to certain covenants relating to financial ratios and tangible net worth. The unused portion of the loan is available to provide working capital and for general corporate purposes. As of June 30, 1999, the Company had $11.5 million reserved under this facility in the form of a letter of credit. This credit facility expires in June 2000, at which time any outstanding balance is due.

         In August 1998, the Company renegotiated a credit facility for $50.0 million with Wachovia Bank, N.A. Interest accrues on amounts borrowed at a floating rate currently equal to LIBOR plus 0.70% per year. Indebtedness under the line is unsecured and subject to certain covenants relating to financial ratios and tangible net worth. The unused portion of the loan is available to provide working capital and for general corporate purposes. As of June 30, 1999, the Company did not have any amount outstanding under this facility. This credit facility expires in August 1999. The Company plans to renegotiate and renew this credit facility.

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

         The Company recognizes the need to ensure its operations will not be adversely impacted by Year 2000 failures and has established an internal review team to address the Year 2000 issue that encompasses operating and administrative areas of the Company. During the first quarter of 1997, a team of experienced information technology staff was assigned to work with Company personnel to identify and resolve significant Year 2000 issues in a timely manner. In addition, executive management regularly monitors the status of the Company's Year 2000 remediation plans. The process includes an inventory and assessment of affected equipment and software, development of remediation plans, execution of those plans and testing of all technology affected by this issue. In addition, the Company is engaged in assessing the Year 2000 issue with significant suppliers and clients.

         At June 30, 1999, the assessment process is 98% complete for all equipment (including computer hardware and software technology) used internally by the Company as compared to 95% at December 31, 1998. Remediation is well underway, with approximately 98% of all systems requiring remediation completed at June 30, 1999 as compared to 80% at December 31, 1998. All systems, regardless of whether they require remediation, are being tested to ensure Year 2000 compliance. The Company has completed testing for Year 2000 compliance as of June 30, 1999 for 97% of our systems. Testing of all critical systems has been completed. The Company expects to continue this process for all new equipment and software on an ongoing basis. The Company has initiated formal communications with its significant suppliers in North America and Europe to determine the extent to which the Company is vulnerable to third party failure to remediate Year 2000 compliance problems. The Company is in regular communication with key suppliers and clients and responds promptly to all requests for information regarding Year 2000 compliance. Although there can be no assurance, based on current information available, management believes that it will be able to perform all services and provide all products it currently offers without any material adverse effects arising from failure to remediate deficiencies arising from Year 2000.

         External and internal costs specifically associated with applying vendor upgrades, testing and modifying internal use software for Year 2000 compliance are expensed as incurred. The Company pays for Year 2000 expenses with cash from operating activities. The percentage of the Company's information technology budget used for remediation is approximately 11% in 1998 and 5% in 1999. To date, the Company has spent approximately $1.65 million on Year 2000 compliance, and expects to spend an additional $0.10 million to complete the compliance process. Of the total amount that the Company expects to spend, approximately $1.25 million is attributable to internal labor costs for assessment and testing. Although internal resources have been dedicated to Year 2000 efforts, work has been spread across all areas and there has been no material delay in any major projects.

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

         The Company has significantly reduced the level of uncertainty about Year 2000 problems and, in particular, about Year 2000 compliance and readiness of its internal systems and key suppliers. The Company also believes that its information technology staff, which has been instrumental in the Company's Year 2000 compliance efforts, may be able to mitigate many Year 2000 problems. However, the Company will continue to assess and develop contingency plans for a possible Year 2000 failure as it completes its testing of Year 2000 issues.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company is exposed to foreign currency risk by virtue of its international operations. The Company conducts business in several foreign countries and approximately 15% and 14% of the Company's net revenues for the three months ended June 30, 1999 and 1998, respectively, were derived outside the United States. Funds generated by each subsidiary of the Company are generally reinvested in the country where they are earned. The operations in the United Kingdom have generated more than 37% and 44% of the Company's revenue from foreign operations for the three months ended June 30, 1999 and 1998, respectively. Accordingly, some exposure exists to potentially adverse movements in the pound sterling. The United Kingdom has traditionally had a relatively stable currency. It is anticipated that those conditions will persist for at least the next 12 months.

         Additionally, the Company's consolidated financial statements are denominated in U.S. dollars and, accordingly, changes in the exchange rates between the Company's subsidiaries' local currency and the U.S. dollar will affect the translation of such subsidiaries' financial results into U.S. dollars for purposes of reporting the Company's consolidated financial results. Translation adjustments are reported as a component of accumulated other comprehensive loss as a separate component of the balance sheet. Financial statement translation has not, to date, been material to the Company's balance sheet. Such adjustments may in the future be material to the Company's financial statements.

PART II. OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        The 1999 Annual Meeting of Shareholders of the Company was held on May 12, 1999.

        At the Annual Meeting, the following proposals were voted upon:

        A proposal to amend the Company's 1995 Equity Compensation Plan to increase the number of shares of the Company's Common Stock reserved for issuance thereunder from 2,500,000 shares to 3,500,000 shares was approved by the following vote:

                 For                              Against
                 ---                              -------
             17,399,385                          2,612,060

        A proposal to amend the Company's 1995 Equity Compensation Plan to limit awards, which can be made under the plan to certain executive officers to a total of 500,000 shares over any three-year period, was approved by the following vote:

                 For                              Against
                 ---                              -------
             19,629,368                           382,077

         A proposal to amend the Company's 1995 Equity Compensation Plan to limit awards, which can be made under the plan to non-employee directors as a group to 250,000 shares over any three-year period, was approved by the following vote:

                 For                              Against
                 ---                              -------
             19,712,899                           298,546

         The following directors were elected to office for the ensuing year and were approved by the following votes:

                                            For                    Against
                                            ---                    -------
         Ernest Mario                   19,981,625                 29,820
         Fredric N. Eshelman            19,982,625                 28,820
         John A. McNeill, Jr.           19,981,625                 29,820
         Stuart Bondurant               19,982,625                 28,820
         Frederick Frank                19,978,590                 32,855
         Paul J. Rizzo                  19,981,585                 29,860
         Thomas D'Alonzo                19,982,625                 28,820
         Abraham E. Cohen               19,982,625                 28,820
         Donald C. Harrison             19,982,625                 28,820

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         Exhibit 10.131 Amendment, dated April 14, 1999, to Lease Agreement dated September 15, 1998 between PPD Pharmaco, Inc. and BBC Family Limited Partnership.


         Exhibit 10.132 Amendment, dated April 14, 1999, to Lease Agreement dated March 25, 1996 between PPD and BBC Family Limited Partnership.

         Exhibit 27        Financial Data Schedule (for SEC use only)

(b)      Reports on Form 8-K

         No reports on Form 8-K were filed during the quarter ended June 30, 1999.

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


                           PHARMACEUTICAL PRODUCT DEVELOPMENT, INC.
                           ----------------------------------------
                                          (Registrant)


                           By  /s/       Rudy C. Howard
                              ------------------------------------------
                              Chief Financial Officer, Vice President of Finance
                                             and Treasurer
                                     (Principal Financial Officer)

Date:  August 13, 1999