Form 10-Q
period 1999-09-30
PHARMACEUTICAL PRODUCT DEVELOPMENT INC
filed 1999-11-15
CIK 1003124

SECURITIES AND EXCHANGE COMMISSION
                             Washington D.C. 20549


                                   FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
    THE SECURITIES AND EXCHANGE ACT OF 1934.
    For the quarterly period ended September 30, 1999.

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


        Registrants telephone number, including area code (910) 251-0081


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

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 24,629,036 shares of common stock, par value $0.10 per share, as of October 29, 1999.

                                     INDEX
                                                                            Page
                                                                            ----
Part I. FINANCIAL INFORMATION
Item 1. Financial Statements
     Consolidated Condensed Statements of Operations for the Three and
        Nine Months Ended September 30, 1999 and 1998........................  3
     Consolidated Condensed Balance Sheets as of September 30, 1999
        and December 31, 1998................................................  4
     Consolidated Condensed Statements of Cash Flows for the
        Nine Months Ended September 30, 1999 and 1998........................  5
        Notes to Consolidated Condensed Financial Statements.................  6
Item 2. Management's Discussion and Analysis of Financial Condition and
        Results of Operations................................................  9
Item 3. Quantitative and Qualitative Disclosures about Market Risk........... 16

Part II.OTHER INFORMATION
Item 6. Exhibits and Reports on Form 8-K..................................... 17
Signatures................................................................... 18



FORWARD-LOOKING STATEMENTS

   Statements in this Quarterly Report on Form 10-Q that are not descriptions of historical facts are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 reflecting management's current view with respect to certain future events and financial performance that are subject to risks and uncertainties. Actual results could differ materially from those currently anticipated due to a number of factors, including those set forth herein and in the Company's other SEC filings, and including, in particular: risks relating to government regulation; dependence on certain industries; the fixed price nature of contracts; the commencement, completion or cancellation of large contracts; progress of ongoing contracts; potential liability associated with the Company's lines of business; risks associated with acquisitions; continued success in sales growth; dependence on personnel; management of growth; and competition. Because a large percentage of the Company's operating costs are relatively fixed variations in the timing and progress of large contracts can materially affect results. See "Part I. Financial Information. Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Potential Volatility of Quarterly Operating Results and Stock Price".

           PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                  (unaudited)
                    (in thousands, except per share amounts)

                                                                   Three Months Ended      Nine Months Ended
                                                                      September 30,          September 30,
                                                                     ----------------       ---------------
                                                                      1999      1998         1999      1998
                                                                     ------    ------       ------    -----
Life sciences revenues, net of subcontractor costs of
        $26,912, $27,666, $87,760 and $71,262, respectively         $78,849   $61,357     $223,191 $170,786
Discovery sciences revenues, net of subcontractor costs of
        $17, $10, $51 and $43, respectively                             509        96        2,031      286
                                                                    -------   -------      -------  -------
Net revenue                                                          79,358    61,453      225,222  171,072
                                                                    -------   -------      -------  -------
Direct costs - Life sciences                                         37,913    30,773      108,432   85,840
Direct costs - Discovery sciences                                     2,453       935        5,586    2,639
Selling, general and administrative expenses                         24,182    20,130       70,285   57,634
Depreciation and amortization                                         3,848     3,019       10,905    9,041
Merger costs                                                              -         -          218        -
Acquired in-process research and development costs                        -         -            -    3,163
                                                                    -------   -------      -------  -------
                                                                     68,396    54,857      195,426  158,317
                                                                    -------   -------      -------  -------
Operating income                                                     10,962     6,596       29,796   12,755
Interest income, net                                                    877       330        2,334      832
Other income, net                                                       246       394          997    2,100
Income from continuing operations before provision                  -------   -------      -------  -------
        for income taxes                                             12,085     7,320       33,127   15,687
Provision for income taxes                                            4,689     2,892       12,853    6,156
                                                                    -------   -------      -------  -------
Income from continuing operations                                     7,396     4,428       20,274    9,531
                                                                    -------   -------      -------  -------
Income (loss) from operations of discontinued environmental
        sciences segment, net of income taxes of $(171), $782,
        $(250) and $2,289, respectively                                (270)    1,198         (395)   3,506
                                                                    -------   -------      -------  -------
Net income                                                          $ 7,126   $ 5,626      $19,879  $13,037
                                                                    =======   =======      =======  =======
Income from continuing operations per share:
        Basic                                                       $  0.30   $  0.19      $  0.83  $  0.41
                                                                    =======   =======      =======  =======
        Diluted                                                     $  0.30   $  0.19      $  0.81  $  0.41
                                                                    =======   =======      =======  =======
Income (loss) from discontinued operations per share:
        Basic                                                       $ (0.01)  $  0.05      $ (0.02) $  0.15
                                                                    =======   =======      =======  =======
        Diluted                                                     $ (0.01)  $  0.05      $ (0.01) $  0.15
                                                                    =======   =======      =======  =======
Net income per share:
        Basic                                                       $  0.29   $  0.24      $  0.81  $  0.56
                                                                    =======   =======      =======  =======
        Diluted                                                     $  0.29   $  0.24      $  0.80  $  0.56
                                                                    =======   =======      =======  =======
Weighted average number of common shares outstanding:
        Basic                                                        24,629    23,267       24,544   23,124
        Dilutive effect of stock options                                246       178          345      152
                                                                    -------   -------      -------  -------
       Diluted                                                       24,875    23,445       24,889   23,276
                                                                    =======   =======      =======  =======

              The accompanying notes are an integral part of these
                  consolidated condensed financial statements.

           PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                                 (in thousands)


                                     ASSETS

                                                            September 30,          December 31,
                                                               1999                   1998
                                                            ------------           ------------
                                                            (unaudited)
Current assets
        Cash and cash equivalents                               $ 41,393               $ 34,083
        Accounts receivable and unbilled services, net           120,223                125,065
        Investigator advances                                      1,157                  1,505
        Prepaid expenses and other current assets                 11,917                  9,562
        Deferred tax asset                                         3,054                  2,751
                                                                 -------                -------
          Total current assets                                   177,744                172,966

Property, plant and equipment, net                                50,351                 42,509
Goodwill, net                                                      9,888                 14,869
Other assets, net                                                 27,249                  6,238
                                                                 -------                -------
          Total assets                                          $265,232               $236,582
                                                                 =======                =======
                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
        Current maturities of long-term debt                    $   247                $  3,580
        Accounts payable                                          7,582                   7,812
        Payables to investigators                                 5,603                   5,204
        Other accrued expenses                                   25,623                  28,007
        Unearned income                                          39,643                  34,446
                                                                -------                 -------
          Total current liabilities                              78,698                  79,049

Long-term debt, less current maturities                             145                     161
Deferred rent and other                                           1,841                   1,962
                                                                -------                 -------
        Total liabilities                                        80,684                  81,172
                                                                -------                 -------
Shareholders' equity
        Common stock                                              2,463                   2,343
        Paid-in capital                                         134,012                 123,709
        Retained earnings                                        50,080                  29,929
        Accumulated other comprehensive loss                     (2,007)                   (571)
                                                                -------                 -------
        Total shareholders' equity                              184,548                 155,410
                                                                -------                 -------

        Total liabilities and shareholders' equity             $265,232                $236,582
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

           PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (unaudited)
                                 (in thousands)

                                                                    Nine Months Ended
                                                                      September 30,
                                                                  ---------------------
                                                                   1999          1998
                                                                  -------       -------
Cash flows from operating activities:
        Net income                                                $19,879       $13,037
        Adjustments to reconcile net income to net cash
        provided by operating activities:
           Gain on sale of CCCR                                         -        (1,071)
           Acquired in-process research and development costs           -         3,163
           Depreciation and amortization                           11,102        10,418
           Change in operating assets and liabilities              (5,670)      (13,879)
                                                                   ------        ------
           Net cash provided by operating activities               25,311        11,668
                                                                   ------        ------
Cash flows from investing activities:
           Cash received from repayment of note receivable            500             -
           Sales of investments                                         -         8,000
           Purchases of investments                                (3,500)            -
           Purchases of property and equipment                    (18,678)      (15,568)
           Net cash received from (paid for) acquisitions             738        (1,006)
           Net cash paid for acquisition of in-process research
           and development costs                                        -        (3,163)
           Proceeds from sale of property and equipment                14             -
           Net cash received in sale of businesses                  3,421         5,285
                                                                   ------        ------
           Net cash used in investing activities                  (17,505)       (6,452)
                                                                   ------        ------
Cash flows from financing activities:
           Proceeds from long-term debt                               982             -
           Repayment of long-term debt                             (6,246)         (998)
           Proceeds from issuance of common stock                   6,203         5,222
           Other                                                        -            49
                                                                   ------        ------
           Net cash provided by financing activities                  939         4,273
                                                                   ------        ------
Effect of exchange rate changes on cash                            (1,435)          810
                                                                   ------        ------
Net increase in cash and cash equivalents                           7,310        10,299
Cash and cash equivalents, beginning of the period                 34,083        15,879
                                                                   ------        ------
Cash and cash equivalents, end of the period                      $41,393       $26,178
                                                                   ======        ======

              The accompanying notes are an integral part of these
                  consolidated condensed financial statements.

           PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  (unaudited)

1. ACCOUNTING POLICIES

   The significant accounting policies followed by Pharmaceutical Product Development, Inc. and its subsidiaries, collectively (the Company), for interim financial reporting are consistent with the accounting policies followed for annual financial reporting. These unaudited consolidated condensed financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X, and in management's opinion, all adjustments of a normal recurring nature necessary for a fair presentation have been included. The accompanying consolidated condensed financial statements do not purport to contain all the necessary financial disclosures that might otherwise be necessary in the circumstances and should be read in conjunction with the consolidated financial statements and notes thereto in the Company's Annual Report on Form 10-K for the year ended December 31, 1998. The results of operations for the three-month and nine-month periods ended September 30, 1999 are not necessarily indicative of the results to be expected for the full year or any other period. The amounts on the December 31, 1998 consolidated condensed balance sheet have been derived from the audited financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

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

   FINANCIAL INSTRUMENTS

   In the fourth quarter of 1999, the Company entered into a short sale and repurchase of U.S. Treasury bonds with a face value of $520 million based on management's expectations that interest rates will rise between the date the transaction was entered into and its maturity date of May 15, 2000. The Company will be required to record these financial instruments at their net fair value on each reporting date, with any changes in the fair value recorded as either interest income or interest expense. As a result of entering into this transaction, the Company expects to generate a capital gain of approximately $11,000,000, which will allow the Company to utilize its capital loss carryforwards, which previously had been fully reserved. The Company was required to make a margin deposit of $2.6 million related to this transaction.


2. PRINCIPLES OF CONSOLIDATION

   The accompanying unaudited consolidated condensed financial statements include the accounts and operations of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

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

           PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  (unaudited)
3. ACQUISITIONS (continued)

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

6. DISCONTINUED OPERATIONS

   Effective January 31, 1999, the Company sold its environmental sciences segment to Environ Holdings, Inc., a new company formed by the management of the environmental sciences segment, for total consideration of approximately $26,244,000. The Company received cash of $1,244,000, a four-year note for $7,000,000 and a 12-year note for $18,000,000. The sale resulted in no gain or loss because the sales price was equal to the book value of the net assets sold. In the first quarter of 1999, the Company received full pre-payment of the four-year note. Results of operations for the three-month and nine-month periods ended September 30, 1998 have been restated to reflect the environmental services segment as discontinued operations.

   The consolidated condensed balance sheet at December 31, 1998 includes the following assets and liabilities of the environmental sciences segment (in thousands):

        Current assets                             $24,214
        Total assets                                32,527

        Current liabilities                          6,030
        Total liabilities                            6,209
                                                    ------
        Net assets of discontinued operations      $26,318
                                                    ======

           PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  (unaudited)
7. COMPREHENSIVE INCOME

   The Company's comprehensive income for the three-month periods ended September 30, 1999 and 1998 was $8,028,000 and $6,706,000, respectively, and for the nine-month periods ended September 30, 1999 and 1998 was $18,443,000 and $13,847,000, respectively.

   The Company's other comprehensive income (loss) consisted of changes in the cumulative translation adjustment for the three-month periods ended September 30, 1999 and 1998 of $902,000 and $1,080,000, respectively, and for the nine-month periods ended September 30, 1999 and 1998 of $(1,436,000) and $810,000, respectively.

8. ACCOUNTS RECEIVABLE AND UNBILLED SERVICES:

   Accounts receivable and unbilled services consisted of the following:

                                September 30,                 December 31,
                                   1999                          1998
                                ------------                  -----------
   Trade:                         (unaudited)
        Billed                       $73,152                      $75,405
        Unbilled                      47,970                       51,702
        Reserve for doubtful
        accounts                        (899)                      (2,042)
                                    --------                     --------
                                    $120,223                     $125,065
                                    ========                     ========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

COMPANY OVERVIEW

   Pharmaceutical Product Development, Inc. and its subsidiaries (collectively the Company) provide a broad range of research and development and consulting services in the life sciences and discovery sciences segments. In the life sciences segment we provide worldwide clinical research and development of pharmaceutical products and medical devices, biostatistical analysis and analytical laboratory services. Our discovery sciences services include target identification and validation, compound creation, screening and compound selection. The Company provides services under contract to clients in the pharmaceutical, general chemical, agrochemical, biotechnology and other industries. In addition, we perform discovery research on certain compounds for which the Company holds a license. The Company markets its life sciences services primarily in the United States and Europe. The Company's discovery revenues have all been generated in the United States to date.

   Prior to selling its environmental sciences segment on January 31, 1999 (see
Note 6 of Notes to Consolidated Condensed Financial Statements), the Company also provided environmental sciences services. Environmental sciences services included assessment and management of chemical and environmental health risk, site investigation and remediation planning and litigation support. In addition to the industries mentioned above, the environmental sciences segment also marketed services to clients in the industrial, manufacturing and oil and gas industries. The environmental sciences segment marketed its services primarily in the United States and Europe.

        Life Sciences Group

   The Company's Life Sciences Group provides services through PPD Development, Inc. and its wholly owned subsidiaries (collectively "PPD Development") in the Americas (United States, Canada, and South America), Africa, Asia, Europe and the Pacific Rim. PPD Informatics, a division of PPD Development, provides software development and system integration services to the pharmaceutical and biotechnology industries. PPD ATP, a division of PPD Development, provides customized inbound and outbound telecommunications programs targeting consumers and health care providers.

   PPD Development provides its clients services designed to reduce drug development time. Reduced development time allows the client to get its products into the market faster and to maximize the period of marketing exclusivity and the economic return for those products. In addition, PPD Development's integrated services offer its clients a variable cost alternative to the fixed costs associated with internal drug development. PPD Development's professional CRO services include Phase I clinical testing, laboratory services, patient and investigator recruitment, Phase II-IV clinical trial monitoring and management, clinical data management and biostatistical analysis, regulatory consulting and submissions, medical writing, pharmacovigilance, and healthcare economics and outcomes research. The Company believes that it is one of a few CROs in the world capable of providing such a broad range of clinical development services.

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

   PPD ATP became a division of the Company through the acquisition of ATP, Inc. in March 1999. PPD ATP manages telephone inquiries from consumers and health care providers by utilizing on-line, licensed pharmacists and other health care professionals who are available 24 hours a day, 365 days a year. PPD ATP creates and implements customized inbound and outbound telecommunication programs for pharmaceutical manufacturers, chain drug stores, managed care organizations and other corporations with health care enhancing objectives.

   During 1998, the Life Sciences Group also included Intek Labs, Inc. ("Intek"), which was acquired in November 1997. Intek provides molecular genotyping, phenotyping and large-scale genomic DNA purification and archiving services through its Good Laboratory Practice ("GLP") certified laboratories. Intek also furnishes pharmacogenetic services for clinical trials. In February 1999, Intek became a subsidiary of PPGx, Inc. ("PPGx"), the Company's pharmacogenomics joint venture with Axys Pharmaceuticals, Inc. PPGx provides pharmacogenomics products and services to pharmaceutical and biotechnology companies. Pharmacogenomics is the use of genetic information to predict the safety, toxicity and/or efficacy of drugs in individual patients or groups of patients. We believe that pharmacogenomics is becoming widely adopted as a drug discovery and development tool and increasingly important as part of an individuals diagnosis and treatment regimen. The Company owns a minority position in PPGx, with the option to increase its ownership share. The Company also has exclusive marketing rights to PPGx pharmacogenomics products and services. For more detailed information on the Company's Life Sciences Group, see the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

        Discovery Sciences Group

   PPD Discovery, Inc. ("PPD Discovery") was established in June 1997 when the Company acquired SARCO, Inc. ("SARCO"), a combinational chemistry company, and the GSX System, a functional genomics platform technology. PPD Discovery focuses on the discovery research segment of the pharmaceutical research and development outsourcing market. In May 1998, the Company created GenuPro, Inc. ("GenuPro"), a wholly owned subsidiary, which holds licenses to a number of compounds in the genitourinary field. GenuPro manages and performs the discovery research and development of these compounds. For more detailed information on the Company's Discovery Sciences Group, see the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

RESULTS OF OPERATIONS

GENERAL

   During the third quarter of 1999, the Company reported net income of $7.1 million, or $0.30 per diluted share, compared to net income of $5.6 million, or $0.24 per diluted share, during the third quarter of 1998. Net income from continuing operations (excluding operations of the discontinued division) of $7.4 million was 67.0% higher than net income from continuing operations for the same period a year ago.

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

   In February 1999, the Company formed a joint venture, PPGx, with Axys Pharmaceuticals, Inc. to pursue the business of pharmacogenomics. The Company contributed $1.5 million in cash, the stock of its subsidiary Intek and the rights to a software license, for an 18.2% ownership interest in PPGx. Separately, the Company and Axys entered into a software licensing agreement whereby the Company licensed certain software from Axys for $2.0 million. The Company records this investment under the cost method. As of September 30, 1999, the investment in PPGx was $4.2 million and was recorded in Other Assets, net on the balance sheet. The Company acts as guarantor on a $8.0 million revolving credit facility for PPGx. The Company has exclusive marketing rights to PPGx pharmacogenomics products and services and an option to increase its ownership share of PPGx after the first anniversary of PPGx.

   Effective January 31, 1999, the Company sold its environmental sciences segment to Environ Holdings, Inc., a new company formed by the management of the environmental sciences segment. The Company received cash of $1.2 million, a four-year note in the amount of $7.0 million (which was paid in the first quarter of 1999) and a 12-year note in the amount of $18.0 million. The Company received an opinion from Lehman Brothers to the effect that the consideration received was fair from a financial standpoint. The Company did not recognize a gain or loss as a result of the sale because the sales price was equal to the book value of the net assets sold. The Company also entered into a three-year consulting agreement to provide certain consulting services to Environ Holdings for a fee of $0.5 million per year.

   THREE MONTHS ENDED SEPTEMBER 30, 1999 VERSUS THREE MONTHS ENDED SEPTEMBER 30, 1998

   Net revenue increased $17.9 million, or 29.1%, to $79.4 million in 1999 from $61.5 million in 1998. The Life Sciences Group's operations accounted for 99.4% of the Company's net revenue for the third quarter of 1999. The Life Sciences Group generated net revenue of $78.8 million, up $17.5 million, or 28.5%, from the 1998 third quarter. The growth in the Life Sciences Group operations was primarily attributable to an increase in the size, scope and number of contracts in the global CRO Phase II-IV division. In addition, PPD ATP contributed net revenue of $3.7 million to the Life Sciences Group for the three months ended September 30, 1999. The Discovery Sciences Group generated net revenue of $0.5 million, an increase of $0.4 million, from the 1998 third quarter. The growth in the Discovery Sciences Group operations was primarily attributable to an increase in the number of contracts in the combinatorial chemistry division and revenues earned from a joint development and license agreement which was entered into by the functional genomics division during the fourth quarter of 1998, which extends through the second quarter of 2000.

   Total direct costs increased 27.3% to $40.4 million from $31.7 million last year and decreased as a percentage of net revenue to 50.9% from 51.6%. Life Sciences Group direct cost increased to $37.9 million in 1999 as compared to $30.8 million in 1998. The increased direct cost dollars resulted primarily from increased personnel costs due to the increase in the size and number of contracts in the Global CRO Phase II-IV division. In addition, PPD ATP contributed direct costs of $1.9 million to the Life Sciences Group for the three months ended September 30, 1999. Life Sciences Group direct costs decreased as a percentage of related net revenue to 48.1% from 50.2%. This decrease was principally due to a focused effort to control costs, while revenues increased. Discovery Sciences Group direct costs increased to $2.5 million in 1999 as compared to $0.9 million in 1998. This increase was primarily due to the $1.2 million in additional costs for a Phase II trial associated with GenuPro in the 1999 period.

   Selling, general and administrative ("SG&A") expenses increased 20.1% to $24.2 million in 1999 from $20.1 million in the same period last year. The increase is primarily attributable to an increase in administrative personnel to support the Company's expanding operations. As a percentage of net revenue, SG&A expenses decreased to 30.5% from 32.8% last year.

   Total depreciation and amortization expense of $3.8 million in 1999 was $0.8 million, or 27.5%, higher than the same period last year. The increase was related to the depreciation of the increased investment in property and equipment due primarily to the acquisition of PPD ATP in March 1999 and the Company's growth. The Company's capital expenditures were $5.4 million in the third quarter of 1999. The expansion of existing operations of existing operations accounted for approximately 61.0% of this capital investment, and the enhancement and expansion of information technology capacities accounted for approximately 33.2% of this capital investment.

   Operating income improved 66.2% to $11.0 million for the three months ended September 30, 1999, from $6.6 million for the three months ended September 30, 1998. As a percentage of net revenue, the quarterly operating income improved to 13.8% in 1999 from 10.7% for the same period last year. These increases were primarily due to the Company's focus on controlling its costs, while revenues increased.

   Net interest and other income increased $0.4 million, rising to $1.1 million for the three months ending September 30, 1999 from $0.7 million for the three months ending September 30, 1998. The improvement was primarily the result of the increase in interest income of $0.5 million. During the third quarter of 1999, the Company received $0.4 million in interest income related to the notes receivable from CCCR and Environ Holdings. The Company expects to receive an additional $0.4 million in interest income in the fourth quarter of 1999 from these notes.

   The Company recorded income from discontinued operations, net of income tax expense, related to its environmental sciences segment, of $1.2 million in the third quarter of 1998. The environmental sciences segment was sold on January 31, 1999.

   The provision for income taxes increased $1.8 million to $4.7 million for the three months ended September 30, 1999, as compared to $2.9 million for the three months ended September 30, 1998 due primarily to the Company's increase in earnings before income taxes. As a percentage of income before income taxes, the provision for income taxes decreased slightly to 38.8% for 1999 from 39.5% for 1998.

   The net income of $7.1 million in the third quarter of 1999 represents an improvement of $1.5 million over the $5.6 million over the same quarter a year ago. Net income per basic and diluted share of $0.29 for the third quarter of 1999 compares to $0.24 in the third quarter of 1998. Excluding non-recurring items (results of operations of the discontinued environmental services), the Company's third quarter 1999 income from continuing operations of $7.4 million was 67.0% higher than income from continuing operations of $4.4 million for the third quarter of 1998. On an equivalent earnings-per-share basis, net income per diluted share (excluding non-recurring costs) of $0.30 compares to net income per diluted share of $0.19 for the same period last year computed on 1.4 million less shares outstanding.
                                       11

NINE MONTHS ENDED SEPTEMBER 30, 1999 VERSUS NINE MONTHS ENDED SEPTEMBER 30, 1998

   Net revenue increased $54.1 million, or 31.7%, to $225.2 million in 1999 from $171.1 million in 1998. The Life Sciences Group's operations accounted for 99.1% of the Company's net revenue for the 1999 period as compared to 99.8% for the 1998 period. The Life Sciences Group generated net revenue of $223.2 million, up $52.4 million, or 30.7%, from last year. The growth in the Life Sciences Group operations was primarily attributable to an increase in the size, scope and number of contracts in the global CRO Phase II-IV division. PPD ATP contributed net revenue of $10.5 million to the Life Sciences Group for the nine months ended September 30, 1999. The Discovery Sciences Group generated net revenue of $2.0 million, an increase of $1.7 million, from the prior year. The growth in the Discovery Sciences Group operations was primarily attributable to an increase in the number of contracts in the combinatorial chemistry division and a joint development and license agreement (signed during the fourth quarter of 1998, which extends through the second quarter of 2000) in the functional genomics division.

   Total direct costs increased 28.9% to $114.0 million from $88.5 million last year and decreased as a percentage of net revenue to 50.6% from 51.7%. Life Sciences Group direct cost increased to $108.4 million in 1999 as compared to $85.8 million in 1998. The increase in direct cost dollars resulted primarily from increased personnel costs due to the increase in size and number of contracts in the Global CRO Phase II-IV division. PPD ATP contributed direct costs of $5.2 million to the Life Sciences Group for the nine months ended September 30, 1999. Life Sciences Group direct costs decreased as a percentage of related net revenue to 48.6% from 50.3%. This decrease was principally due to the different mix of contracts performed and a focused effort to control costs, while revenues increased. Discovery Sciences Group direct costs increased to $5.6 million in 1999 as compared to $2.6 million in 1998. This increase was primarily due to the $2.6 million in additional costs associated with GenuPro in the 1999 period.

   SG&A expenses increased 22.0% to $70.3 million in 1999 from $57.6 million in the same period last year. The increase is primarily attributable to investment in additional personnel to support the Company's expanding operations. As a percentage of net revenue, SG&A expenses decreased to 31.2% from 33.7% last year.

   Total depreciation and amortization expense of $10.9 million in 1999 was $1.9 million, or 20.6%, higher than the same period last year. The increase was related to the depreciation of the increased investment in property and equipment due primarily to the acquisition of PPD ATP in March 1999 and the Company's growth. The Company's capital expenditures were $18.7 million in the nine months ended September 30, 1999. Expanded capabilities in the Company's labs accounted for approximately 33.5% of this capital investment, while the enhancement and expansion of information technology capacities accounted for approximately 29.7% of this capital investment. The remaining capital expenditures were predominately incurred in connection with the expansion of existing operations and the opening of new offices.

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

   Operating income improved to $29.8 million for the nine months ended September 30, 1999, from $12.8 million for the nine months ended September 30, 1998. Excluding merger costs and acquired in-process research and development costs, the Company's adjusted operating income of $30.0 million in 1999 was 88.6% higher than adjusted operating income of $15.9 million for the same period last year. As a percentage of net revenue, the adjusted operating income improved to 13.3% in 1999 from 9.3% for the same period last year. These increases were primarily due to the Company's focus on controlling its costs, while revenues increased.

   Net interest and other income increased $0.4 million, rising to $3.3 million for the nine months ending September 30, 1999 from $2.9 million for the nine months ending September 30, 1998. Excluding the gain related to the sale of CCCR in 1998, net interest and other income of $3.3 million was $1.5 million higher than the prior year for the same period. The improvement was primarily the result of the increase in interest income of $1.4 million. During the first nine months of 1999, the Company received $1.2 million in interest income related to the notes receivable from CCCR and Environ Holdings. The Company expects to receive an additional $0.4 million in the fourth quarter of 1999 from these notes.

   The Company recorded a loss from discontinued operations, net of income tax expense, related to its environmental sciences segment, of $0.4 million in 1999, as compared to income of $3.5 million in the first nine months of 1998. The environmental sciences segment was sold on January 31, 1999.

   The provision for income taxes increased $6.7 million to $12.9 million for the nine months ended September 30, 1999, as compared to $6.2 million for the nine months ended September 30, 1998 due to the Company's increase in earnings before income taxes. As a percentage of income before income taxes, the provision for income taxes has remained relatively consistent at 38.8% for 1999 and 39.2% for 1998.

   The net income of $19.9 million represents an improvement of $6.8 million over the same period a year ago. Net income per diluted share of $0.80 compares to net income per diluted share of $0.56 for the same period last year. Excluding non-recurring items (merger costs, acquired in-process research and development costs, the gain on sale of CCCR and operations of the discontinued division), the Company's income from continuing operations of $20.3 million was 112.7% higher than last year's income from continuing operations of $9.5 million. On an equivalent earnings-per-share basis, net income per diluted share (excluding non-recurring costs) of $0.81 compares to net income per diluted share of $0.41 for the same period last year computed on 1.6 million less shares outstanding.

LIQUIDITY AND CAPITAL RESOURCES

   As of September 30, 1999, the Company had $41.4 million of cash and cash equivalents on hand. The Company has historically funded its operations and growth, including acquisitions, with cash flow from operations, borrowings and through the sale of the Company's stock.

   For the nine months ended September 30, 1999, the Company experienced a net increase in cash from operating activities of $25.3 million. For the period, net income of $19.9 million plus net noncash changes to net income for depreciation and amortization of $11.1 million were partially offset by the net change of $5.7 million in operating assets and liabilities (which included a $11.4 million increase in billed and unbilled receivables, primarily as a result of growth in net revenue). The number of days revenue outstanding in accounts receivable and unbilled services, net of unearned income, were 65.7 and 75.8 days (excluding operations and related balance sheet accounts of the discontinued division at September 30, 1998) as of September 30, 1999 and September 30, 1998, respectively. The decrease is a result of a focused effort by management on collections.

   For the nine months ended September 30, 1999, the Company's investing activities used $17.5 million in cash. Capital expenditures of $18.7 million and the investment in PPGx of $3.5 million were partially offset by net cash received in the sale of business of $3.4 million, $0.7 million in cash received with the acquisition of PPD ATP and $0.5 million from the repayment of note receivable.

   For the nine months ended September 30, 1999, the Company's financing activities provided $1.0 million in cash, as net proceeds from stock option exercises of $6.2 million and the proceeds from long-term debt of $0.9 million related primarily to PPD ATP's building loan were partially offset by $6.2 million in net repayment of long-term debt.

   Working capital as of September 30, 1999 was $99.0 million compared to $93.9 million at December 31, 1998. Excluding the environmental sciences segment from the balance sheet as of December 31, 1998, the adjusted working capital would have been $74.6 million. The increase in adjusted working capital was due primarily to an increase in cash and cash equivalents of $7.3 million and an increase in accounts receivable and unbilled services, net, of $13.5 million.

   In June 1998, the Company obtained a $50.0 million revolving credit facility with First Union National Bank. Interest accrues on amounts borrowed at a floating rate currently equal to LIBOR plus 0.625% per year. Indebtedness under the line is unsecured and subject to certain covenants relating to financial ratios and tangible net worth. The unused portion of the loan is available to provide working capital and for general corporate purposes. As of September 30, 1999, the Company had $11.5 million reserved under this facility in the form of a letter of credit. This credit facility expires in June 2000, at which time any outstanding balance is due.

   In August 1999, the Company renegotiated a credit facility for $50.0 million with Wachovia Bank, N.A. Interest accrues on amounts borrowed at a floating rate currently equal to LIBOR plus 0.625% per year.
                                       13

Indebtedness under the line is unsecured and subject to certain covenants relating to financial ratios and tangible net worth. The unused portion of the loan is available to provide working capital and for general corporate purposes. This credit facility expires in August 2000.

   In the fourth quarter of 1999, the Company entered into a short sale and repurchase of U.S. Treasury bonds with a face value of $520 million based on management's expectations that interest rates will rise between the date the transaction was entered into and its maturity date of May 15, 2000. The Company will be required to record these financial instruments at their net fair value on each reporting date, with any changes in the fair value recorded as either interest income or interest expense. As a result of entering into this transaction, the Company expects to generate a capital gain of approximately $11,000,000, which will allow the Company to utilize its capital loss carryforwards, which previously had been fully reserved. The Company was required to make a margin deposit of $2.6 million related to this transaction.

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

   At September 30, 1999, the assessment process was 100% complete for all equipment (including computer hardware and software technology) used internally by the Company as compared to 95% at December 31, 1998. As of September 30, 1999, remediation and testing was 100% complete for critical systems and 99% complete for non-critical systems. All systems, regardless of whether they require remediation, are being tested to ensure Year 2000 compliance. The Company expects to continue this process for all-new equipment and software on an ongoing basis. The Company has assessed its significant suppliers in North America and Europe to determine the extent to which the Company is vulnerable to third party failure to remediate Year 2000 compliance problems. The Company is in regular communication with key suppliers and clients and responds promptly to all requests for information regarding Year 2000 compliance. Although there can be no assurance, based on current information available, management believes that it will be able to perform all services and provide all products it currently offers without any material adverse effects arising from failure to remediate deficiencies arising from Year 2000.

   External and internal costs specifically associated with applying vendor upgrades, testing and modifying internal use software for Year 2000 compliance are expensed as incurred. The Company pays for Year 2000 expenses with cash from operating activities. The percentage of the Company's information technology budget used for remediation was approximately 11% in 1998 and 5% in 1999. As of September 30, 1999, the Company had spent approximately $1.70 million on Year 2000 compliance, and expects to spend an additional $0.05 million to complete the compliance process. Of the total amount that the Company expects to spend, approximately $1.25 million is attributable to internal labor costs for assessment and testing. Although internal resources have been dedicated to Year 2000 efforts, work has been spread across all areas and there has been no material delay in any major projects.

   The failure to correct a material Year 2000 problem could result in an interruption in, or a failure of, certain normal business activities or operations. Such failures could materially and adversely affect the Company's results of operations, liquidity and financial condition. If unexpected issues arise causing delays in the clinical studies being performed for these clients, the Company will have a specified period of time to correct those issues. If not corrected, the client can modify or terminate its contract with the Company. The Company believes that modification or termination of one or more client contracts represents the most reasonably likely worst case scenario, which might arise from material Year 2000 compliance failures. Business contingency plans have been developed to minimize the impact of outages across our locations worldwide. In addition, a plan has been developed to handle yearend activities to ensure all critical functions are verified and operational prior to the start of business in the new year. Due to the general uncertainty inherent in the Year 2000 problem, resulting in part from the uncertainty of the Year 2000 readiness of third-party suppliers and clients, the Company is unable to determine at this time whether the consequences of Year 2000 failures will have a material impact on its results of operations, liquidity or financial condition.

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

   The cost of the Year 2000 compliance project and the time by which the Company expects to complete its Year 2000 assessment and remediation are estimates, based on numerous assumptions, including the continued availability of funding resources and third-party modification plans. However, there can be no guarantee that these estimates are accurate and will be achieved, and actual results could differ significantly from management's expectations. In addition, there is no guarantee that the Company's evaluation of the most likely effects of a material Year 2000 compliance failure is correct, or that its plan to address such failure will be adequate. In either instance, the effect upon the Company's financial condition could be material.

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

POTENTIAL VOLATILITY OF QUARTERLY OPERATING RESULTS AND STOCK PRICE

   The Company's quarterly operating results are subject to volatility due to such factors as the commencement, completion or cancellation of large contracts, progress of ongoing contracts, acquisitions, the timing of start-up expenses for new offices, management of growth and changes in the mix of services. Because a large percentage of the Company's operating costs are relatively fixed, variations in the timing and progress of large contracts can materially affect quarterly results. To the extent the Company's international business increases, exchange rate fluctuations and other international business risks may also influence these results. The Company believes that comparisons of its quarterly financial results are not necessarily meaningful and should not be relied upon as an indication of future performance. However, fluctuations in quarterly results or other factors beyond the Company's control, such as changes in earnings estimates by analysts, market conditions in the CRO, pharmaceutical and biotechnology industries and general economic conditions could affect the market price of the Common Stock in a manner unrelated to the longer-term operating performance of the Company.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   The Company is exposed to foreign currency risk by virtue of its international operations. The Company conducts business in several foreign countries and approximately 15% of the Company's net revenues for both the three-month periods ended September 30, 1999 and 1998 were derived outside the United States. Funds generated by each subsidiary of the Company are generally reinvested in the country where they are earned. The operations in the United Kingdom generated approximately 33% and 51% of the Company's revenue from foreign operations for the three months ended September 30, 1999 and 1998, respectively. Accordingly, some exposure exists to potentially adverse movements in the pound sterling. The United Kingdom has traditionally had a relatively stable currency. It is anticipated that those conditions will persist for at least the next 12 months.

   Because the Company's consolidated financial statements are denominated in U.S. dollars changes in the exchange rates between the Company's subsidiaries local currency and the U.S. dollar affect the translation of such subsidiaries' financial results into U.S. dollars for purposes of reporting the Company's consolidated financial results. Translation adjustments are reported as a component of accumulated other comprehensive income (loss) as a separate component of shareholders' equity. Financial statement translation has not, to date, been material to the Company's balance sheet. Such adjustments might in the future be material to the Company's financial statements.

PART II.  OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)     EXHIBITS

        Exhibit 10.133 Fourth Amendment, dated July 6, 1999, to Lease Agreement dated July 9, 1997 between PPD Development, Inc. (formerly known as PPD Pharmaco, Inc.) and
                        Weeks Realty, L.P.

        Exhibit 10.134 Pharmaceutical Product Development, Inc. Equity Compensation Plan as amended and restated effective May 12, 1999.

        Exhibit 10.135 Amendment to Employment Agreement dated August 20, 1999 between PPD Development, Inc. and Mark A. Sirgo.

        Exhibit 10.136 Termination of Employment Agreement dated September 14, 1999 between Pharmaceutical Product Development, Inc. and Thomas D'Alonzo.

        Exhibit 27      Financial Data Schedule (for SEC use only)

(b)     REPORTS ON FORM 8-K

        No reports on Form 8-K were filed during the quarter ended September 30, 1999.

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


                                     PHARMACEUTICAL PRODUCT DEVELOPMENT, INC.
                                    ------------------------------------------
                                                 (Registrant)



                                By  /s/           Rudy C. Howard
                                      ----------------------------------------
                                      Chief Financial Officer, Vice President
                                             of Finance and Treasurer
                                          (Principal Financial Officer)

Date:  November 15, 1999