Form 10-K405
period 1999-12-31
PHARMACEUTICAL PRODUCT DEVELOPMENT INC
filed 2000-03-01
CIK 1003124

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                   FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the fiscal year ended December 31, 1999

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes   X        No ________
                                       -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the common stock held by non-affiliates of the registrant was $338,153,375 as of February 16, 2000, based upon the closing price of the Common Stock on that date on the NASDAQ National Market System. Shares of Common Stock held by each executive officer and director and by each person who owns 10% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status might not be conclusive for other purposes.

The number of shares outstanding of the registrant's class of Common Stock, par value $0.10 per share, was 24,737,721 as of February 16, 2000.

                      DOCUMENTS INCORPORATED BY REFERENCE

The Company's definitive Proxy Statement for its 2000 Annual Meeting of Stockholders (certain parts as indicated herein Part III).

                                    PART I

     Statements in this Report that are not descriptions of historical facts are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements reflect management's current view with respect to certain future events and financial performance, but are subject to risks and uncertainties. Actual results could differ materially from those currently anticipated due to a number of factors, including those set forth herein and in the Company's other SEC filings, and including, in particular: risks relating to government regulation; dependence on certain industries; the fixed price nature of contracts; the commencement, completion or cancellation of large contracts; progress of ongoing contracts; potential liability associated with the Company's lines of business; risks associated with acquisitions; continued success in sales growth; dependence on personnel; management of growth; and competition. Because a large percentage of the Company's operating costs are relatively fixed, variations in the timing and progress of large contracts can materially affect results.

Item 1.   Business

Company Overview
----------------

     Pharmaceutical Product Development, Inc. and its subsidiaries (collectively the "Company") provide a broad range of research and development and consulting services in the life and discovery sciences segments. PPD Development, Inc. is the Company's life sciences subsidiary. The Company believes that PPD Development is the fourth largest contract research organization ("CRO") in the world, providing integrated product development resources on a global basis to complement the research and development activities of companies in the pharmaceutical and biotechnology industries. PPD Discovery, Inc., the Company's discovery sciences subsidiary, focuses on the discovery segment of the pharmaceutical research and development outsourcing market.

  Life Sciences Group

     The Company's Life Sciences Group provides services through PPD Development, Inc. and its wholly owned subsidiaries (collectively "PPD Development") in the Americas (United States, Canada and South America), Africa, Asia, Europe and the Pacific Rim. PPD Informatics, a division of PPD Development, provides software development and system integration services to the pharmaceutical and biotechnology industries. PPD ATP, a division of PPD Development, provides customized inbound and outbound telecommunications programs targeting consumers and healthcare providers.

     PPD Development provides its clients services designed to reduce drug development time. Reduced development time allows the client to get its products into the market faster and to maximize the period of marketing exclusivity and the economic return for those products. In addition, PPD Development's integrated services offer its clients a variable cost alternative to the fixed costs associated with internal drug development. PPD Development's professional CRO services include Phase I clinical testing, laboratory services, patient and investigator recruitment, Phase II-IV clinical trial monitoring and management, clinical data management and biostatistical analysis, regulatory consulting and submissions, medical writing, pharmacovigilance, and healthcare economics and outcomes research. The Company believes that it is one of a few CROs in the world capable of providing such a broad range of global clinical development services.

     PPD Informatics became a division of the Company through the Company's acquisition of Belmont Research, Inc. in March 1997. PPD Informatics' clients include international and domestic pharmaceutical and biotechnology companies, and government agencies, including the FDA. PPD Informatics develops specialized software products to support different aspects of the pharmaceutical research and development process, including drug discovery, clinical trials and regulatory review. Current PPD Informatics software products include:
TableTrans(R), which automates data transformation; CrossGraphs(R), which provides graphical displays of complex research data; Resolve(TM), which manages data queries to investigator sites; and Classify(TM), which manages global coding capabilities.

     PPD ATP became a division of the Company through the acquisition of ATP, Inc. in March 1999. PPD ATP manages telephone inquiries from consumers and healthcare providers by utilizing on-line, licensed pharmacists, other healthcare professionals and other customer assistance specialists who are available 24 hours a day, 365 days a year. In addition to telephone inquiries and responses, PPD ATP also receives medical information inquiries from consumers and healthcare providers via text-based and electronic formats and provides responses via these same communication vehicles. PPD ATP creates and implements customized inbound and outbound telecommunication programs for pharmaceutical manufacturers, chain drug stores, managed care organizations and other corporations with healthcare enhancing objectives.

     During 1998, the Life Sciences Group also included Intek Labs, Inc., which the Company acquired in November 1997. Intek provides molecular genotyping, phenotyping and large-scale genomic DNA purification and archiving services through its Good Laboratory Practice (GLP) certified laboratories. Intek also furnishes pharmacogenetic services for clinical trials. In February 1999, Intek became a subsidiary of PPGx, Inc., the Company's pharmacogenomics joint venture with Axys Pharmaceuticals, Inc. PPGx provides comprehensive pharmacogenomics products and services to pharmaceutical and biotechnology companies. Pharmacogenomics is the use of genetic information to predict the safety, toxicity and/or efficacy of drugs in individual patients or groups of patients. The Company believes that pharmacogenomics is becoming widely adopted as a drug discovery and development tool and increasingly important as part of an individual's diagnosis and treatment regimen. The Company owns a minority position in PPGx, with the option to increase its ownership share at any time. The Company also has exclusive marketing rights to PPGx pharmacogenomics products and services, sold under the brand name, Pharmacogenomic Solutions(TM).

  Discovery Sciences Group

     PPD Discovery, Inc. was established in June 1997 when the Company acquired SARCO, Inc., a combinational chemistry company, and the GSX System, a functional genomics platform technology. PPD Discovery focuses on the discovery research segment of the pharmaceutical research and development outsourcing market. In May 1998, the Company created PPD GenuPro, Inc., a wholly owned subsidiary, which holds licenses to a number of compounds in the genitourinary field. PPD GenuPro manages and performs the discovery research and development of these compounds and will then license these compounds to pharmaceutical or biotechnology companies. In May 1999, the Company formed PPD Virtual, a subsidiary of the Company. PPD Virtual provides consultant and management services for product portfolio management, strategic development and commercial product assessment. At this time, PPD GenuPro was realigned as a division of PPD Virtual.

  Environmental Sciences Group

     Prior to selling its environmental sciences segment on January 31, 1999, the Company also provided environmental sciences services. Environmental sciences services included assessment and management of chemical and environmental health risk, site investigation and remediation planning and litigation support. In addition to the industries mentioned above, the environmental sciences segment also marketed services to clients in the industrial, manufacturing and oil and gas industries. The environmental sciences segment marketed its services primarily in the United States and Europe. The results of operations of the environmental sciences segment for the periods prior to its disposition are presented as discontinued operations in the Company's financial statements.

Industry Overview
-----------------

  Life Sciences Group

     The CRO industry provides independent product development services to the pharmaceutical and biotechnology industries and derives substantially all of its revenue from the drug development expenditures of these companies. The CRO industry has evolved from providing limited clinical services in the 1970s to a full-service industry today that encompasses the clinical research process (including pre-clinical evaluations), study design, clinical trial management, data collection, biostatistical analysis and product registration support. The Company provides all of these services in accordance with applicable government regulations covering clinical trials and the drug approval process in the jurisdictions where the services are provided, including the regulations of the United States Food and Drug Administration ("FDA"), the European Medicines Evaluation Agency ("EMEA") and other regulatory authorities.

     The healthcare industry is subject to changing political, economic and regulatory influences that may affect the pharmaceutical and biotechnology industries. Implementation of government healthcare reform may adversely affect research and development expenditures by pharmaceutical and biotechnology companies, which could decrease the business opportunities available to the Company. The Company is unable to predict the likelihood of such or similar legislation being enacted into law or the effects such legislation would have on the Company. As a general matter, the clinical CRO industry is not capital-intensive and the financial costs of entry into the industry are relatively low. The CRO industry is highly fragmented, with several hundred small, limited-service providers, several medium-sized CROs and a few full-service CROs with international capabilities. Although there are few barriers to entry for small, limited-service providers, the Company believes that there are significant barriers to becoming a full-service CRO with international capabilities. Some of these barriers include the cost and experience necessary to develop broad therapeutic expertise; the ability to manage large, complex clinical trials; the experience to prepare regulatory submissions; and the infrastructure and experience to respond to the international needs of clients.

     Historically, pharmaceutical companies used internal programming resources to produce much of the software used in their drug discovery, clinical development and regulatory compliance processes. Now these companies also seek external sources, including the Company's PPD Informatics division, to meet these automation needs both through custom application development and through customization of commercial packaged software. We believe that our range of technical experience in clinical research systems positions us well to provide these services.

  Discovery Sciences Group

     Drugs are chemical compounds that interact with biological targets in the body. Discovering and developing new drugs is an extremely expensive and time-consuming process. Pharmaceutical Research and Manufacturers of American Association (PhRMA) estimates that the average cost of bringing a drug to market exceeds $359 million and takes approximately 10-15 years. Recent figures from the PhRMA, Center for Medicines Research and Company's estimates indicate that global research-based pharmaceutical and biotechnology companies invested approximately $44 billion in R&D activities in 1999. On average, these companies allocate over 40% of their R&D budget to pre-clinical R&D functions. Pre-clinical R&D functions include identification and validation of biological targets, screening to identify lead compounds, chemical optimization of those leads, toxicology and safety testing in animals, and formulation and stability testing for the new experimental drug.

     PPD Discovery includes a chemical and preclinical technology company that provides lead generation, lead prioritization and lead optimization services, and computational and preclinical development resources to the pharmaceutical, biotechnology, agrochemical and animal health industries.

     The GSX System identifies targets for drug discovery by the selective inhibition of genes responsible for key steps in a disease process. The system is based on the finding that a gene fragment, when introduced into cells, sometimes specifically inhibits the function of the whole gene from which the fragment was obtained.

     PPD Discovery markets its products and services to those research-based companies looking for outsourced research support. The Company believes that this outsourcing trend will continue over the next decade.

The Drug Development Process
----------------------------

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

     If the drug is perceived to be safe for human testing, the drug then enters the clinical stage. The clinical stage is one of the most time-consuming and expensive parts of the drug development process. The drug undergoes a series of tests in humans, including healthy volunteers as well as patients with the targeted disease or condition. The Company provides full development services for the clinical stage.

     Prior to commencing human clinical trials in the United States, the sponsor must file an IND application with the FDA. In order to receive IND status, the sponsor of the new drug must provide available manufacturing data, pre-clinical data, information about any use of the drug in humans for other purposes and a detailed plan for the proposed clinical trials. The design of these trials, also referred to as the study protocols, is essential to the success of the drug development effort, because the protocols must correctly anticipate the nature of the data to be generated and results that the FDA will require before approving the drug. In the absence of any FDA comments within 30 days after the IND filing, human clinical trials may begin.

     Although there is no statutory definition of the structure or design of clinical trials, human trials usually start on a small scale to assess safety and then expand to larger trials to test efficacy. These trials are usually grouped into the following three phases, with multiple trials generally conducted within each phase:

     . Phase I. Phase I trials involve testing the drug on a limited number of healthy individuals, typically 20 to 80 persons, to determine the drug's basic safety data relating to tolerance, absorption, metabolism and excretion as well as other pharmacological indications and actions. This phase lasts an average of six months to one year.

     . Phase II. Phase II trials involve testing a small number of volunteer patients, typically 100 to 200 persons, who suffer from the targeted disease or condition, to determine the drug's effectiveness and dose response relationship. This phase lasts an average of one to two years.

     . Phase III. Phase III trials involve testing large numbers of patients, typically several hundred to several thousand persons, to verify efficacy on a large scale, as well as long-term safety. These trials involve numerous sites and generally last two to three years.

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

     As a condition to its approval of a drug, the FDA might require that the sponsor conduct additional clinical trials following receipt of NDA approval to monitor long-term risks and benefits, study different dosage levels or evaluate different safety and efficacy parameters in target patient populations. In recent years, the FDA has increased its reliance on these trials, known as Phase IV trials, which allow new drugs that show early promise to reach patients without the delay associated with the conventional review process. Phase IV trials usually involve thousands of patients. Phase IV trials also are initiated by pharmaceutical manufacturers to gain longer market value for an approved product. For example, large-scale trials would be used to prove efficacy and safety of new dosage administration forms for approved drugs, such as inhalation form versus tablets or a sustained-release form versus capsules taken multiple times per day.

Regulatory Environment
----------------------

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

Trends Affecting the CRO Industry
---------------------------------

     In 1999, worldwide expenditures on research and development by pharmaceutical and biotechnology companies are estimated to have been $44 billion, of which the Company estimates $10 to $12 billion was spent on drug development activities which were outsourced. The Company believes that approximately $5.5 billion of such spending was on preclinical/laboratory and clinical development.

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

     Biotechnology Industry Growth

     The United States biotechnology industry has grown rapidly over the last ten years and is developing significant numbers of new drug candidates that will require regulatory approval. Many of these new drug candidates are now moving into clinical development and many biotechnology companies do not have the necessary staff, expertise or financial resources to conduct clinical trials on their own. Accordingly, many of these companies have chosen to outsource the product development process rather than expend significant time and resources to develop an internal clinical development capability. Further, PPD Development's experience suggests that biotechnology companies are increasingly turning to CROs for their sophisticated regulatory expertise to provide assistance in the generation of the ideal development plan. Moreover, the biotechnology industry is expanding into and within Europe, providing growth opportunities for CROs with international capabilities.

     Need for International Support

     More pharmaceutical and biotechnology companies are attempting simultaneous filings of registration packages in several major jurisdictions rather than following the past practice of sequential filings. The studies to support such registration packages might include a combination of multinational and domestic trials. Pharmaceutical and biotechnology companies may turn to CROs for assistance with such trials, as well as collecting, analyzing, integrating and reporting the data. The Company believes that CROs with an international presence and management experience in the simultaneous filing of multiple applications may benefit from these trends.

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

Company Strategy
----------------

     The Company's fundamental strategy is to distinguish its services on the basis of superior performance to maximize its clients' return on their R&D investments. We strive to deliver efficient and innovative services that accelerate the rate of new product development. The Company intends to continue to expand the depth and breadth of its services by (1) capitalizing on its managerial and operational strengths, (2) focusing on hiring and training its staff, (3) focusing on its marketing initiatives, (4) developing its services in healthcare economics and communications consulting, (5) pursuing strategic acquisitions to enhance discovery and development services, (6) expanding geographically, (7) pursuing opportunities provided by technological advances, and (8) expanding on its vertical expertise in five core therapeutic areas.

     The Company differentiates itself from competitors by providing a continuum of high-quality services, from discovery through aftermarket support. The Company intends to be a leader in integrating pharmacogenomics in drug development and research.

     Managerial and Operational Strength

     The Company is guided by senior management who have spent much of their careers as research or development experts within major pharmaceutical companies and who have a record of success bringing drugs to market both nationally and internationally. PPD Development concentrates on its core operational strengths in all phases of clinical studies and other critical path studies such as treatment INDs. Timely performance is based on parallel drug development processes and leveraging the knowledge and experience of management and investigators. Basic medical, scientific and regulatory services continue to be integrated with and streamlined through various technological advances, all directed toward a reduction in overall development times. PPD Development emphasizes efficiencies in each phase of clinical trials initiation and management, data acquisition, data management and analysis, and report writing and filing, in order to reduce the time and cost of obtaining regulatory approval for its clients' products. As a means of differentiating itself from its competitors, PPD Development emphasizes therapeutic area specialization, in particular in the areas of virology/infectious diseases, cardiopulmonary diseases, neuropyschiatric disorders, oncology and immunology.

     Hiring and Training

     The Company believes that its success is based on the quality and dedication of its employees. The Company strives to hire the best available people in terms of ability, experience, attitude and fit with the Company's performance philosophy. New employees are trained extensively, and the Company believes that it is an industry leader in the thoroughness of its training programs. In addition, we encourage our employees to continually upgrade and broaden their skills through internal and external training programs. As new technologies develop, we equip and train our employees to make use of such technological innovations.

     Global Strategic Marketing Initiatives

     PPD Development focuses its integrated marketing and sales efforts on companies within the pharmaceutical industry with product development and clinical needs in the service segments and therapeutic areas in which the Company specializes. The sales staff concentrates on making direct contact with assigned clients and represent PPD's capabilities across all PPD service segments. PPD Development's business development personnel consult with potential clients early in the project consideration stage in order to determine their requirements. The business development representative along with the appropriate operational personnel then invest significant time to determine the optimal means to design and execute the potential client's product development or clinical program requirements. PPD Development's recommendations to the potential client with respect to study design and implementation are an integral part of PPD Development's bid proposal process and are an important aspect of the integrated services PPD Development offers. PPD Development believes its preliminary efforts relating to the evaluation of a proposed clinical protocol and implementation plan enhances the opportunity for accelerated initiation and overall success of the clinical trial after the contract has been awarded to PPD Development.

     We market discovery services through centralized PPD corporate marketing efforts to supplement localized marketing by scientists to scientists, with support from appropriate outside consultants and internal PPD consultative specialists. We market the functional genomics technology (GSX) primarily to large pharmaceutical companies, while combinatorial chemistry is directed more toward biotechnology and virtual companies.

     The Company encourages and sponsors the participation of its personnel in a variety of scientific endeavors, including the presentation of papers by its professional staff at national and international professional trade association meetings and major conferences, and the publication of scientific articles in respected medical and pharmaceutical journals. The Company believes such activities advance and promote its reputation for professional excellence. The Company's core marketing and corporate communications plans include advertising in trade journals, participation at scientific conferences, speakers' bureau, direct mail/e-mail, presentation and detailing materials, educational symposia and media relations.

     Healthcare Economics and Outcomes Research

     The healthcare market in the United States is evolving from a fragmented system of individual providers with little incentive to control costs to a managed care system in which large organizations attempt to lower the cost of healthcare through a number of means. The Company believes that such market dynamics support the need for healthcare economics analysis and outcomes research. PPD Development offers programs integrating such analysis in clinical development programs to support regulatory approval, as well as pricing, marketing and reimbursement strategies. While PPD Development's current focus in this area is on its traditional client base within the pharmaceutical and biotechnology industries, with respect to both drugs under development and products already on the market PPD Development expects to extend such services to payors and providers as well.

     Acquisitions

     The Company intends to continue to actively seek strategic acquisitions, both within and outside current CRO service segments. Acquisition candidates must provide opportunities for innovation, synergy and growth. The Company's criteria for acquisitions include complementary client lists, ability to increase market share within and across clients, complementary therapeutic area and service segment strengths, strategic geographic capabilities and particular process expertise.

     Acquisitions involve numerous risks, including difficulties in the integration of the operations and services of the acquired companies, the expenses incurred in connection with attempted or successful acquisitions and in connection with subsequent assimilation of operations and products, the diversion of management's attention from other business concerns and the potential loss of key employees of the acquired company. If the Company consummates any acquisitions in the future, there can be no assurance that those acquisitions will be successfully integrated into the Company's operations.

     Geographical Expansion

     PPD Development currently has operations in the Americas (the United States, Canada and South America), Europe (including Eastern Europe), South Africa, Asia and the Pacific Rim. PPD Development has identified certain strategic areas of promise where CROs currently have limited or no presence and intends to selectively pursue these and other strategic opportunities internationally. Geographic expansion involves numerous risks, including up-front expenses, potential political or economic instability, assimilation of staff and cultural differences.

     Technological Advances

     PPD Development believes that optimizing the use of information technology can accelerate the drug development process and yield valuable marketing information. PPD Development has broad experience in the use of information technology in clinical trial management and offers a wide range of technology-based services.

Services offered include initial market research and study design, accelerated patient recruitment, remote monitoring and data acquisition, ongoing study management, data analysis, outcomes research, patient and disease management, and the submission of electronic New Drug Applications. The Company utilizes a mixture of commercially available third-party systems and selected internally developed software to offer its clients advanced technology for expediting the drug development process.

Services Offered
----------------

   Life Sciences Group

     PPD Development has designed its various global services to be flexible and integrated in order to assist its clients in optimizing their research and development spending through the clinical stages of the drug development process. PPD Development provides Phase I clinical testing, laboratory services, patient and investigator recruitment, Phase II-IV clinical trial monitoring and management, clinical data management and biostatistical analysis, regulatory consulting and submission, medical writing, pharmacovigilance, and healthcare economics and outcomes research for its clients. These resources are provided individually or as an integrated package of services to meet the client's needs. PPD Informatics provides innovative software development and system integration services and creates a data link between discovery and development.

     Phase I Clinical Testing

     After an Investigational New Drug Application has been filed with the FDA, human testing of a new drug can begin. The drug is typically first administered to healthy volunteers to determine the drug's basic safety data based on tolerance, absorption, metabolism, excretion and other pharmacological actions. Later, special studies are conducted in volunteers and special patient populations to further define the drug's overall pharmacological profile. The Company believes that PPD Development is one of the industry's largest Phase I providers, with clinical testing services conducted in its 220-bed unit in Austin, Texas, its 70-bed unit located near Research Triangle Park, North Carolina and its 50-bed unit in Leicester, England. The Company's professional nursing staff administers general Phase I safety tests, special population studies, and bioavailability and bioequivalence testing. Special population studies might involve the elderly, women or patients with specific diagnoses, such as renal failure or asymptomatic HIV disease. The Austin, Texas site also has a Dental Research Center to evaluate the safety and effectiveness of new analgesic compounds used in molar extractions. Supporting the Phase I operations in Austin is an in-house clinical laboratory. The laboratory performs analytical assays on volunteer specimens to ensure that each subject qualifies for the study and is not adversely affected by a drug. The fact that the laboratory is housed in the same physical facility as the volunteers guarantees fast response times to unexpected outcomes. The unit is accredited by the College of American Pathologists. It also provides services to function as a central laboratory for Phase II-IV studies. Instruction manuals and specimen collection kits are mailed to investigative sites, which then return samples to the laboratory for processing and report generation.

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

     PPD Development manages its Phase I services to maximize scheduling flexibility and efficiency. The services also can integrate with PPD Development's other service segments such as laboratory, pharmacokinetic and biostatistical services. PPD Development believes it is one of the few full-service CROs offering Phase I clinical testing in the United States and Europe.

     Laboratory Services

     PPD Development provides bioanalytical, product analysis and biodiscovery services through its Good Laboratory Practice (GLP)-certified laboratories in Richmond, Virginia and Middleton, Wisconsin. PPD

Development's laboratories analyze biological fluid samples from animal and human clinical studies. The latter includes those conducted by PPD Development's Phase I units for drug and metabolite content and concentration. PPD Development currently has over 850 validated assays available for its clients' use in conducting laboratory analyses, qualifying PPD Development for a wide range of assignments. PPD Development's laboratories also process fluid samples for pre-clinical studies.

     The Company's Discovery Sciences Group links drug discovery to development by providing rapid in vivo screening of new chemical entities, producing pharmacokinetic and enzyme-kinetic profiles to assess stability, metabolism and bioavailability of compounds. This non-GLP, high-throughput proof-of-principle method of screening provides companies with a lower-cost way to quickly assess viability of multiple lead compounds.

     Product analysis services include dissolution and stability studies, which are necessary to characterize dosage form release patterns and stability under various environmental conditions in the intended package for marketing. These studies must be carried out over the commercial life of products, beginning at the clinical trial stage. New formulations require the same set of studies as the original dosage form. Our measurement services include Gas Chromatography/Mass Spectrometry, Liquid Chromatography/Mass Spectrometry (LC/MS and LC/MSMS), High Performance Liquid Chromatography, Gas Chromatography, Radioimmunoassay and Enzyme Linked Immunosorbent Assay. Support services include HIV-positive sample handling, sample/data management for kinetic studies from multi-center trials and sample/data archiving.

     PPD Development is one of a few full-service CROs able to offer its clients the advantages of both bioanalytical and product analysis, as well as Phase I clinical testing.

     Phase II-IV Clinical Trial Management

     The core of PPD Development's business is a comprehensive package of services for the conduct of Phase II-IV clinical trials, which, in concert with its other analytical and Phase I testing services, pharmacogenomics and informatics, allows PPD Development to offer its clients an integrated package of clinical management services. The Company has significant clinical trials experience in the areas of:

   AIDS Primary disease and treatment/prophylaxis of opportunistic infections

   Analgesia                  Acute and chronic pain modeling

   Biotechnology              Growth hormone, multiple sclerosis, sepsis, wound
                              healing

   Cardiovascular disease     Hypertension, angina pectoris

   Central nervous system     Schizophrenia, depression, epilepsy, chronic pain,
     disease                  anxiety, obsessive-compulsive disorders, panic
                              disorders

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

   Virology                   Herpes simplex, hepatitis B, chronic hepatitis C

   Women's health             Osteoporosis, oral contraception

     Clients' needs are served by conducting clinical trials through a dedicated project team. A project manager supervises all aspects of the conduct of the clinical trial, while PPD Development's clinical research associates are in the field monitoring the trial at the various investigational sites where it is being conducted. Within this project-oriented structure, PPD Development can manage every aspect of the clinical trial in Phases II through IV of the drug development process. Services offered include protocol development, case report form ("CRF") design, feasibility studies, investigator selection, recruitment and training, site initiation and monitoring, accelerated patient enrollment, development of training materials for investigators, and training of clients' staff.

     PPD Development monitors its clinical trials in compliance with government regulations. PPD Development has adopted global standard operating procedures ("SOPs") which are intended to satisfy regulatory requirements and serve as a tool for controlling and enhancing the quality of its clinical trials. All PPD Development SOPs are in compliance with Good Clinical Practice ("GCP") requirements and the International Conference on Harmonization ("ICH") standards. The FDA has adopted the ICH's standards, and, the European Community has agreed to conduct all studies in accordance with the standards from ICH, which sets global clinical study standards based on GCP. Data generated during clinical trials are compiled, analyzed, interpreted and submitted in report form to the FDA or other relevant regulatory agencies for purposes of obtaining regulatory approval. The Company provides expert consulting on conducting clinical trials for simultaneous regulatory submissions to multiple countries.

     PPD Development provides its clients with one or more of the following core Phase II-IV clinical trials management services using parallel processing to accelerate the development process:

     Study Design

     PPD Development serves its clients in the critical area of study design by applying its experience in the preparation of study protocols and CRFs. A study protocol defines the medical issues to be examined in evaluating the safety and efficacy of a drug, the number of patients required to produce statistically valid results, the clinical tests to be performed, the time period over which the study will be conducted, the frequency and dosage of drug administration, and the exact patient criteria. The success of the study depends not only on the ability of the protocol to correctly predict requirements of regulatory authorities, but also on the ability of the protocol to fit coherently with the other aspects of the development process and the ultimate marketing strategy for the drug. This process includes healthcare economic components to support rational pricing and positioning.

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

     Investigator Recruitment

     During clinical trials, physicians (also referred to as investigators) at hospitals, clinics or other locations (also referred to as investigational sites) supervise administration of the drug to patients. PPD Development recruits investigators who contract directly with either the Company or its client. For large scale Phase IV trials, we use our Telecommunications Center
(TCC) for investigator recruitment. The TCC integrates telephones, relational databases, computerized scripts and customized tracking software for investigator recruitment, and centralized management of large scale Phase IV trials. During 1999 the TCC staff recruited and obtained investigative review board approval for over 5,000 sites in three months. The successful rapid identification and recruitment of investigators who have the appropriate expertise and an adequate base of patients who satisfy the requirements of the study protocol are critical to the timely completion of the trial.

     PPD Development maintains and constantly expands and refines its computerized database of over 24,000 investigators. Information regarding PPD Development's experience with these investigators, including factors relevant to rapid study initiation, are contained in the database. This information allows project managers to efficiently choose the appropriate investigators for a particular study.

     Study Monitoring

     PPD Development provides study-monitoring services, which include investigational site initiation, patient enrollment assistance and data collection through subsequent site visits. These visits also serve to assure that data is gathered according to GCP, according to the requirements of the client and applicable regulatory authorities, and as specified in the study protocol.

     Project management and field-monitoring services are the operational heart of Phase II and III clinical studies. In many instances, a project's timely completion is based on meeting deadlines during the first few months of study initiation. Therefore, PPD Development focuses at an early stage on identifying and quickly completing the critical rate-limiting steps of screening and selecting qualified investigators, processing pre-study regulatory paperwork, obtaining investigative review board approvals and scheduling investigational site initiation visits. Drugs under study cannot be released to the investigational sites, and thus the study cannot begin, until these activities have been completed.

     Following study initiation, PPD Development utilizes a number of appropriate methods of accelerating patient recruitment. This may involve PPD Development's integrated systems of telephone recruitment, telefaxing and media advertising. As with Phase I clinical trials, rapid patient recruitment is critical to the Company's success in providing services to maximize clients' return on R&D investments.

     Patient data must be obtained from the field efficiently, quickly and accurately to speed subsequent data entry, management and analysis, and report writing. PPD Development reviews data through visits by its field monitors to investigative sites. Field personnel receive orientation training and routine updates on changes in federal study regulations and new company SOPs for quality trial monitoring and reporting. Field personnel are equipped with laptop computers for the purpose of SOP and regulatory information updates as well as report generation.

     PPD Development has monitored many clinical trials, including a number of very large studies. For example, PPD Development is in its second five-year contract with the National Institutes of Health ("NIH") to monitor investigational sites for AIDS treatment related trials sponsored by the NIH. This project involves approximately 500 investigational sites and total enrollment of approximately 88,000 patients. PPD Development has monitored 49,000 patients in 251 protocols since the beginning of the project in 1990. There has also been over 2,300 pharmacy, regulatory and operational audits at the sites.

     Clinical Data Management and Biostatistical Analysis

     The professionals who manage PPD Development's data management and biostatistical analysis operations have extensive pharmaceutical and biotechnology industry experience in the design and construction of local and multinational clinical trial databases. PPD Development provides clients with assistance in such areas as study design, sample size determination, CRF design and production, fax based monitoring, database design and construction, New Drug Application preparation and production (including electronic submissions to the FDA), and FDA presentations and defense.

     The Company offers data management and biostatistical analysis services both separately and as part of an integrated drug development program. During the design of development plans and protocols, PPD Development offers consulting services relating to sample size parameters for patient enrollment, development of data analysis plans and randomization schemes. During clinical trials, PPD Development assists in the rapid acquisition of clean and accurate data. Following completion of the clinical trials, PPD Development assists in report preparation and FDA presentations. PPD Development's biostatisticians might participate with clients in meetings with the FDA to present and defend biostatistical analyses. PPD Development has expertise in electronically capturing and integrating geographically diverse data. PPD Development uses SAS(R), Oracle(R), Domain's Clintrial(TM), Oracle Clinical(TM), Clintrace(TM) and other third party software, as specified by clients, combined with customized programs developed by PPD Development.

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

     Treatment Investigational New Drug Application

     A treatment Investigational New Drug Application includes a procedure to allow patients to receive a new drug not yet approved for a serious or immediate life-threatening disease, such as AIDS or multiple sclerosis, for which no comparable or satisfactory therapy is available. This treatment is provided during the clinical trial phase of development, but outside the controlled clinical trial. The treatment IND application process has the advantage of getting a new drug into an expanded patient base early, as well as allowing earlier publicity about the potential success of the drug. PPD Development's involvement in a treatment IND application might range from simply monitoring the treatment to providing an integrated set of services involving full investigational site management, data management, biostatistical analysis and report writing.

     Medical Writing and Regulatory Services

     PPD Development provides full planning services for product development including pre-clinical review, CMC consulting and clinical protocol development. These activities are complemented by report writing, program management and regulatory services designed to reduce overall development time. Strategic planning and program management provided over the course of a product development life-cycle helps to ensure that regulatory dossiers are assembled in a minimum of time and are focused on obtaining the desired labeling for the compound. These development services integrate with PPD Development's other services to speed the process consistent with good service and regulatory compliance.

     PPD Development maintains a large internal compliance and quality assurance department to provide in-process monitoring of GCP performance. PPD Development also offers these services to clients to assess trials conducted by the client or another CRO.

     Drug and Medical Information

     PPD ATP is a drug and medical information company located in RTP, North Carolina. PPD ATP provides custom-designed pharmaceutical and medical information programs in support of post-marketed pharmaceutical products. PPD ATP services include but are not limited to clinical consultations with pharmacists, nurses, veterinarians and other customer assistance specialists delivered to consumers and healthcare professionals via telephone, text-based or electronic communication formats.

     Healthcare Economics, Outcomes and Marketing Research

     PPD Development offers a number of services in the healthcare economics area to pharmaceutical and biotechnology companies as well as managed care payors and providers. These services include: prospective and retrospective clinicoeconomics analysis; quality of life and drug therapy evaluation; large sample market research; clinical hypothesis testing for product marketing; enhanced patient, investigator and managed care plan recruiting; managed care consulting; patient therapeutic support systems; and disease management consulting. This research helps clients demonstrate the value of their products in cost-sensitive markets without costly delays from designing and implementing new randomized clinical trials.

     Discovery Sciences Group

     PPD Discovery consists of a chemical technology and preclinical development company, and the GSX System, a functional genomics platform technology for target discovery. GSX is a proprietary whole-cell-based system that facilitates the rapid identification, validation and functional analysis of novel targets.

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

     PPD Discovery includes a chemical and preclinical technology company that provides lead generation, lead prioritization and lead optimization services, and computational and preclinical development resources to the pharmaceutical, biotechnology, agrochemical and animal health industries. PPD Discovery has developed synthesis protocols to produce numerous small-molecule combinatorial libraries in the 5,000 to 10,000 component range.

PPD Discovery has developed the SAR-System(TM) software package to efficiently manage library design, compound tracking (plate maps), ID assignment and ISIS database interface. While focusing on enhancing lead compound activity, PPD Discovery also emphasizes simultaneous improvement of physicochemcial and pharmacokinetic parameters of lead compound(s). PPD Discovery offers drug metabolism assays using LC/MS/MS technology, cytochrome P450 enzyme assays for characterization of in vitro metabolic profiles and stability, and full service in vivo pharmacokinetic ("PK") screening of single or multiple New Chemical Entities ("NCEs") for the investigation of metabolism and preclinical PK in animal models. PPD Discovery also works with sponsors to create customized preclinical development plans which include screening studies to identify lead compounds or compound families as well as studies necessary for a successful IND.

     PPD Discovery's chemical and preclincial technology is located in Middleton, Wisconsin and at a new, 61,000 square foot research facility in North Carolina. PPD Discovery's research facilities are fully equipped to perform solid and solution-phase combinatorial chemistry, custom synthesis, solution-phase medicinal chemistry, and in vitro and in vivo preclinical assays. PPD Discovery maintains full analytical and computational capabilities in support of its combinatorial, medicinal chemistry, and preclinical technology activities.

     Products include base libraries, which are chemical compounds designed for high throughput biological screening: focus libraries, which are custom designed chemical libraries provided exclusively to a client: and preclinical in vitro an in vivo assay technology. Services include research collaborations and partnerships with research-based discovery companies. These collaborations and partnerships are typically structured for a fixed period of time or around discrete client projects. PPD Discovery's preclincial services department also offers consulting in the area of preclinical product development. PPD Discovery works with clients to create custom preclincial development plans, which include screening studies to identify lead compounds or compound families necessary for a successful IND.

Clients and Marketing
---------------------

     The Company's Life Sciences Group provides services primarily to pharmaceutical and biotechnology companies. For the year ended December 31, 1999, approximately 85.5% of the Company's Life Sciences Group's net revenue was attributable to clinical services and 14.5% to laboratory services. For the year ended December 31, 1999, net revenue of the Life Sciences Group was derived approximately as follows:

                                                                 Percentage of
     Source                                                       Net Revenue
     ------                                                      --------------
     Pharmaceutical                                                  84.55%
     Biotechnology                                                    8.05
     Government                                                       1.76
     Other                                                            5.64

     During 1999, the Company provided services to 42 of the top 50 pharmaceutical companies in the world as ranked by 1998 healthcare research and development spending.

     The Company provides services to the pharmaceutical and biotechnology industries and its revenue is highly dependent on expenditures on research and development by clients in these industries. Accordingly, the Company's operations could be materially and adversely affected by the current trend toward consolidation in these industries, general economic downturns in these industries, or other factors resulting in a decrease in research and development expenditures. Furthermore, the Company has benefited to date from the increasing tendency of pharmaceutical and biotechnology companies to outsource large clinical research projects. Should this trend be reversed, the revenue of the Company could be materially and adversely affected. The Company believes that concentration of business among certain large customers is not uncommon in the CRO industry. The Company has experienced such concentration in the past and may experience such concentration in the future. However, during 1999 and 1998, no single client contributed more than 10% of the Company's total net revenue. In 1999, the Company's ten largest clients accounted for approximately 41.8% of the Company's total net revenue and approximately 15.2% of the Company's total 1999 net revenue was derived from clients located outside the U.S., in particular in Europe and Japan.

Contractual Arrangements
------------------------

     Many of PPD Development's contracts are fixed price, with some variable components, and range in duration from a few months to several years. In other contracts, PPD Development is paid based on applying agreed upon hourly rates to hours worked. Generally, for multi-year contracts involving clinical trials, a portion of the contract fee is paid at the time the trial is initiated, with the balance of the contract fee payable in installments over the trial duration.
The installment payments are typically performance-based, relating payment to pre-established events or milestones, such as investigator recruitment, patient enrollment or database delivery. For fixed-price contracts, PPD Development bears the risk of cost overruns, but benefits if costs are lower than anticipated. Underpricing of such contracts or significant cost overruns could have a material adverse effect on the Company. Most of PPD Development's contracts for the provision of its services, including contracts with government agencies, are terminable by the client upon 30 to 90 days' notice under certain circumstances, including the client's decision to terminate the development of the product or end the study. Contracts might be terminated for a variety of reasons, including the failure of a product to satisfy safety requirements, unexpected or undesired results of the product, the client's decision to forego a particular study, or insufficient patient enrollment or investigator recruitment. Although the contracts typically require payment of certain fees for winding down the study and, in some cases, a termination fee, the loss of a single large contract or of multiple contracts could materially and adversely affect the Company.

Backlog
-------

     Our backlog consists of anticipated net revenue from letters of intent, verbal commitments and contracts that have not been completed. Net revenue is defined as professional fee income (gross revenue) less reimbursed costs, consisting principally of investigator fees and travel. Once contracted work begins, net revenue is recognized over the life of the contract. In some cases, PPD Development begins work for a client before a contract is signed. The backlog of the Life Sciences Group for the services described above under written agreements, including signed letters of intent, was $353.8 million in net revenue at December 31, 1999, compared to $291.7 million in net revenue at December 31, 1998.

     PPD Development believes that its backlog as of any date is not necessarily a meaningful predictor of future results, because backlog can be affected by a number of factors, including the size and duration of contracts, many of which are performed over several years. Additionally, contracts generally are subject to early termination by the client or delay for many reasons, including unexpected test results. Also, the scope of a contract can change during the course of a study. PPD Development might not be able to fully realize its entire backlog as net revenue.

Competition
-----------

     The CRO industry consists of several hundred small, limited-service providers, several medium-sized CROs and a few full-service global drug development companies. The CRO industry is consolidating and, in recent years, a few large, full-service competitors have emerged. This trend of industry consolidation will likely result in greater competition among the larger CROs for clients and acquisition candidates. PPD Development's large competitors include Covance, Inc., Kendle International, Inc., Parexel International Corporation, ICON, Phoenix International and Quintiles Transnational Corporation. PPD Development also competes against some medium-sized companies, and in-house research and development departments of pharmaceutical and biotechnology companies, as well as universities and teaching hospitals. In addition, the CRO industry has few barriers to entry. Newer, smaller entities with specialty focuses, such as those therapeutically aligned, may compete aggressively against larger CROs for clients. Increased competition might lead to price and other forms of competition that may adversely affect PPD Development's operating results.

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

     PPD Informatics has agreements with several of the major software vendors in pharmaceutical applications (for example, Domain Pharma and Oracle). Competitors for PPD Informatic's consulting services include major consulting companies with pharmaceutical industry groups (for example, Andersen Consulting, CSC and EDS) and smaller companies with a pharmaceutical industry focus (for example, DataCeutics, Netforce and ISCG). Competitors for PPD Informatic's software products include larger software vendors such as SAS, but primarily are smaller, specialized software companies.

     The outsource chemistry and preclinical research industry consists of several dominant providers and numerous smaller niche companies. PPD Discovery faces significant competition from these companies, as well as competition from research teams funded internally by pharmaceutical and biotechnology companies. While the trend to outsource research is increasing, the vast majority of research spending by these companies is for their own internal research personnel.

     PPD Discovery competes principally on the basis of reputation, scientific and technical expertise, experience and qualifications of professional staff, quality of services, and ability to delivery quality products to the client's specifications. As such, PPD Discovery's ability to attract and retain qualified technical personnel is a key component in its ability to successfully compete in the outsource contract research market.

Potential Liability and Insurance
---------------------------------

     Clinical research services involve the testing of new drugs on human volunteers pursuant to a study protocol. This testing exposes the Company to the risk of liability for personal injury or death to patients resulting from, among other things, possible unforeseen adverse side effects or improper administration of the new drug. Many of these patients are already seriously ill and are at risk of further illness or death. The Company attempts to manage its risk of liability for personal injury or death to patients from administration of products under study through measures such as contractual indemnification provisions with clients and through insurance maintained by clients. The contractual indemnifications generally do not protect the Company against certain of its own actions, such as negligence. The contractual arrangements are subject to negotiation with clients and the terms and scope of indemnification vary from client to client and from trial to trial. Although most of PPD Development's clients are large, well-capitalized companies, the financial performance of these indemnities is not secured. Therefore, the Company bears the risk that the indemnifying party might refuse, or not have the financial ability, to fulfill its indemnification obligations. The Company could be materially and adversely affected if it were required to pay damages or incur defense costs in connection with a claim that is beyond the scope of an indemnity provision or beyond the scope or level of insurance coverage or where the indemnifying party does not fulfill its indemnification obligations. Until September 1996, the Company did not maintain liability insurance with respect to these risks. The Company currently maintains professional liability insurance coverage of up to $10.0 million per claim, with an annual aggregate policy limit of $10.0 million. Liability claims might exceed the limits of such coverage and such insurance might not continue to be available on commercially reasonable terms or at all.

Government Regulation
---------------------

     The laboratory services performed by PPD Development are subject to various regulatory requirements designed to ensure the quality and integrity of the testing process. The industry standards for conducting laboratory testing are embodied in the regulations for Good Laboratory Practice ("GLP") and Good Manufacturing Practice ("GMP"). GLP and GMP have been adopted by the FDA, by the Department of Health in the United Kingdom and by similar regulatory authorities in other parts of the world. GLP and GMP stipulate requirements for facilities, equipment and professional staff. The regulations require standardization procedures for studies, for recording and reporting data, and for retaining appropriate records. To help ensure compliance, PPD Development has established quality assurance controls at its laboratory facilities to monitor ongoing compliance with GLP and GMP regulations by auditing test data and conducting regular inspections of testing procedures.

     The industry standard for the conduct of clinical research and development studies is embodied in the ICH regulations for GCP. As a matter of practice, the FDA and many other regulatory authorities require that test results submitted to such authorities be based on studies conducted in accordance with GCP. These regulations include (1) complying with regulations governing the selection of qualified investigators, (2) obtaining specific written commitments from the investigators, (3) verifying that informed consent is obtained from patients, (4) monitoring the validity and accuracy of data, (5) verifying drug or device accountability, and (6) instructing investigators to maintain records and reports. For specified periods PPD Development must also maintain reports for each study for inspection by the study sponsor and governmental authorities during audits. Noncompliance with GCP can result in the disqualification of data collected during the clinical trial.

     PPD Development's Global Standard Operating Procedures ("SOPs") are written in accordance with the Code of Federal Regulations and ICH guidelines agreed upon by the United States, certain European and the Japanese governments. This enables our work to be conducted locally, regionally and globally to standards that exceed all currently applicable regulatory requirements.

     PPD Development's business depends on the continued government regulation of the drug development process, especially in the United States. Changes in regulation, including a relaxation in regulatory requirements or the introduction of simplified drug approval procedures, could materially and adversely affect the demand for the services offered by the Company.

     The failure on the part of PPD Development to comply with applicable regulations could result in the termination of ongoing research or the disqualification of data for submission to regulatory authorities. Furthermore, the issuance of a notice of finding by a governmental authority against either PPD Development or its clients based upon a material violation by the Company of GCP, GLP or GMP requirements could materially and adversely affect the Company.

Intellectual Property
---------------------

     The Company has rights in trademarks, such as a design of PPD, The Power of Selection(TM), Classify, Resolve(TM), Cross Graphs(R), TableTrans(R), First Pass(TM), and others. In addition, the Company owns, co-owns or has licensed the rights to eight issued U.S., eight issued foreign; 22 pending U.S., and 36 pending foreign patents.

     PPD Discovery has filed of over 20 patents for genes useful for drug development, chemical compositions useful as therapeutics, and other drug development related technology. In addition, PPD Discovery has expanded its propriety rights by acquiring licenses to technology instrumental for drug discovery and development. PPD Discovery holds licensing privileges related to GSX technology and to bacterial assays for human cytochrome P450 metabolism.

     PPD Development also has developed certain computer software and technically derived procedures intended to maximize the quality and efficiency of its services. In addition to its rights to certain intellectual property, the Company believes that other factors such as the technical expertise, knowledge, ability and experience of the Company's professionals provide significant benefits to its clients.

Employees
---------

     At December 31, 1999, the Company had approximately 3,400 full-time equivalent employees, of whom 3,150 were employed in the Life Sciences Group, 40 were employed in the Discovery Sciences Group and the remainder was in the Company's corporate headquarters. Of the Company's employees, approximately 140 hold Ph.D., M.D., Pharm.D. or D.V.M. degrees and approximately 420 hold other masters or other postgraduate degrees. None of the Company's employees are subject to a collective bargaining agreement. The Company believes that its relations with its employees are good.

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

Foreign and Domestic Operations
-------------------------------

     Note 17 of Notes to Consolidated Financial Statements presents information about the Company's operations by geographic area for each of fiscal years 1999, 1998 and 1997.

Item 2.  Properties

     The Company's principal executive offices are located in Wilmington, North Carolina. In December 1998, the Company entered into a new 15-year build-to-suit lease for an approximately 61,000 square foot facility in Research Triangle Park, North Carolina that was completed in January 2000.

     The Company owns and operates a 52-bed Phase I facility in Leicester, England. The Company owns a building in Kersewell, Scotland, which it acquired when it purchased Data Acquisition and Research Limited in December 1996. The Company also owns two buildings in Durham, North Carolina, which the Company acquired when it purchased ATP in March 1999. All other facilities are leased. The Company's operations currently occupy approximately 883,000 square feet of space worldwide, including over 143,000 square feet of space located outside of the United States. The Company believes that its facilities have adequate capacity to handle significant additional business growth. The locations of the Company's operating facilities as of December 31, 1999 were as follows:


Life Sciences Group
     The Americas                                 Europe
     ------------                                 ------
          Sao Paulo, Brazil                          Brussels, Belgium
          La Jolla, California                       Cambridge, England
          San Bruno, California                      Chelmsford, England
          Mississauga, Canada                        Leicester, England
          Overland Park, Kansas                      Southampton, England
          Columbia, Maryland                         Charenton-Le-Pont, France
          Cambridge, Massachusetts                   Karlsruhe, Germany
          Lawrenceville, New Jersey                  Nuremberg, Germany
          Durham, North Carolina                     Tel Aviv, Israel
          Morrisville, North Carolina                Milan, Italy
          Research Triangle Park, North Carolina     Kersewell, Scotland
          Wilmington, North Carolina                 Barcelona, Spain
          Blue Bell, Pennsylvania                    Madrid, Spain
          Austin, Texas (1)                          Stockholm, Sweden
          Richmond, Virginia
          Middleton, Wisconsin

     Pacific Rim                                  Eastern Europe
     -----------                                  --------------
          Melbourne, Australia                       Prague, Czech Republic
                                                     Budapest, Hungary
                                                     Warsaw, Poland


     Asia                                         Africa
     ----                                         ------
          Tokyo, Japan                               Johannesburg, South Africa
          Bangkok, Thailand


Discovery Sciences Group
     The Americas
     ------------
          Menlo Park, California
          Morrisville, North Carolina
          Research Triangle Park, North Carolina


_________
(1) In November 1995, the Company entered into a sale-leaseback transaction related to its Austin, Texas, facilities.
     See Note 10 of Notes to Consolidated Financial Statements.

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

Item 4.  Submission of Matters to a Vote of Security Holders

     No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 1999.


Executive Officers
------------------

     The executive officers of the Company as of February 16, 2000, were as follows:

          Name                 Age                             Position
-------------------------      ---       --------------------------------------------------------------
 Fredric N. Eshelman           51        Vice Chairman and Chief Executive Officer

 Fred B. Davenport, Jr.        48        General Counsel, Vice President - Legal and Secretary

 Paul S. Covington             43        Senior Vice President of Medical Affairs, Chief Safety Officer

 Linda Baddour                 41        Interim Chief Financial Officer and Chief Accounting Officer

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

     Paul S. Covington is Senior Vice President of Medical Affairs and Chief Safety Officer. Dr. Covington joined the Company in September 1991. He is Board Certified in Internal Medicine and Licensed in North Carolina and Alabama. Prior to joining the Company, Dr. Covington was in private practice in Clanton, Alabama from 1985 to 1990 where he served as Chief of Staff and head of Critical Care and Cardiopulmonary for the local hospital. From 1991 to 1992, he was Medical Director for the Birmingham site of Future Healthcare Research Centers.

     Linda Baddour is Interim Chief Financial Officer and Chief Accounting Officer. Prior to her employment by the Company in December 1995, Ms. Baddour was the Controller for Cooperative Bank for Savings Inc. from 1980 to 1995. Ms. Baddour is a Certified Public Accountant and received her Masters in Business Administration from the University of North Carolina at Wilmington.

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

                                         1999                   1998
                                 ------------------------------------------
                                   High         Low       High       Low
                                 ------------------------------------------
First Quarter                    $ 38.50        $27.00    $24.25    $13.00
Second Quarter                   $ 34.25        $21.75    $25.88    $18.50
Third Quarter                    $ 29.00        $11.56    $29.38    $18.63
Fourth Quarter                   $ 15.25        $ 8.56    $30.69    $20.00

     As of February 16, 2000, there were approximately 10,600 holders of the Company's Common Stock.

     Since its initial public offering, the Company has not paid any cash dividends on its Common Stock. The Company has no present plans to pay cash dividends to its shareholders and, for the foreseeable future, intends to retain all of its earnings for use in continuing to develop its business. The declaration of dividends by the Company is within the discretion of its Board of Directors and is dependent upon the earnings, financial condition and capital requirements of the Company, as well as any other factors deemed relevant by the Board of Directors.

Item 6.   Selected Consolidated Financial Data

     The selected consolidated financial data set forth below for the Company as of December 31, 1999 and 1998 and for each of the three years in the period ended December 31, 1999 are derived from the audited consolidated financial statements included elsewhere herein. The selected financial data set forth below for the Company as of December 31, 1997, 1996 and 1995 and for each of the two years in the period ended December 31, 1996 are derived from the financial statements of the Company not included elsewhere herein. The data presented below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and with the Company's consolidated financial statements and related notes thereto included elsewhere in this Report.

     The Company's consolidated financial data reflects its former environmental sciences segment as discontinued operations for all periods presented due to the sale of this segment on January 31, 1999. See Note 4 of Notes to Consolidated Financial Statements.

                                                                       Years Ended December 31,
                                                     ------------------------------------------------------------
                                                       1999       1998         1997       1996 (3)     1995(1)(2)
                                                     --------   --------    ---------   ----------    -----------
                                                                   (in thousands, except per share data)

Net revenue (4)                                      $302,530   $235,553    $187,487    $152,304      $160,495
                                                     --------   --------    --------    --------      --------

Operating expenses                                    265,604    211,349     170,468     143,459       157,837
Loss on sale of business, special charges,
  restructuring costs, merger costs, and acquired
  in-process research and development costs               218      3,163       9,670      14,773        24,290
                                                     --------   --------    --------    --------      --------
                                                      265,822    214,512     180,138     158,232       182,127
                                                     --------   --------    --------    --------      --------
Income (loss) from operations                          36,708     21,041       7,349      (5,928)      (21,632)
Other income (expense), net                             4,337      3,562       1,464       1,804        (2,616)
                                                     --------   --------    --------    --------      --------
Income (loss) from continuing operations
  before provision for income taxes                    41,045     24,603       8,813      (4,124)      (24,248)
Provision (benefit) for income taxes                   12,154      9,448       3,363       2,257       (17,163)
Income (loss) from operations of discontinued
  environmental sciences segment, net (5)                (395)     4,614       4,152       2,874         2,578
Extraordinary loss from early
  extinguishment of debt                                    -          -           -           -          (897)
                                                     --------   --------    --------    --------      --------
Net income (loss)                                    $ 28,496   $ 19,769    $  9,602    $ (3,507)     $ (5,404)
                                                     ========   ========    ========    ========      ========
Income (loss) from continuing operations
  per share:
     Basic                                           $   1.18    $  0.65    $   0.24    $  (0.30)     $  (0.38)
                                                     ========    =======    ========    ========      ========
     Diluted                                         $   1.16    $  0.65    $   0.24    $  (0.30)     $  (0.38)
                                                     ========    =======    ========    ========      ========

Income (loss) from discontinued operations
  per share:
     Basic                                           $  (0.02)  $   0.20    $   0.18    $   0.13      $   0.14
                                                     ========   ========    ========    ========      ========
     Diluted                                         $  (0.01)  $   0.20    $   0.18    $   0.13      $   0.14
                                                     ========   ========    ========    ========      ========

Loss from extraordinary item per share:
     Basic                                           $      -   $      -    $      -    $      -      $  (0.05)
                                                     ========   ========    ========    ========      ========
     Diluted                                         $      -   $      -    $      -    $      -      $  (0.05)
                                                     ========   ========    ========    ========      ========

Net income (loss) per share:
     Basic                                           $   1.16   $   0.85    $   0.42    $  (0.17)     $  (0.29)
                                                     ========   ========    ========    ========      ========
     Diluted                                         $   1.15   $   0.85    $   0.42    $  (0.17)     $  (0.29)
                                                     ========   ========    ========    ========      ========

Weighted average number of shares outstanding:
     Basic                                             24,566     23,186      22,825      21,168        18,815
     Dilutive effect of stock options                     287        169          60           -             -
                                                     --------   --------    --------    --------      --------
     Diluted                                           24,853     23,355      22,885      21,168        18,815
                                                     ========   ========    ========    ========      ========

                                                            As of December 31,
                                             --------------------------------------------------
                                               1999      1998       1997       1996     1995
                                             --------  --------  ----------  --------  --------
                                                              (in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents                    $ 61,251  $ 34,083  $   15,879  $ 21,838  $ 13,565
Marketable securities                               -         -       7,994    14,210       242
Working capital                               106,759    93,917      69,950    66,603    37,320
Total assets                                  288,703   236,582     197,047   181,457   142,661
Long-term debt                                    359       161         340     1,428     3,471
Long-term debt, including current portion         570     3,741       5,246     5,649     5,672
Shareholders' equity                          192,464   155,410     127,605   115,306    77,300

     Selected Financial Data, excluding results of operations of toxicology operations (sold 11/95), loss on sale of business, special charges, restructuring charges, merger costs, acquired in-process research and development costs, gain on sale of CCCR, discontinued operations, non-recurring tax benefits and extraordinary loss.

                                                               Years Ended December 31,
                                             -------------------------------------------------------------
                                                1999         1998        1997        1996      1995(1) (2)
                                             ----------    ---------   ---------   ---------  ------------
                                                         (in thousands, except per share data)
Net revenue (4)
Operating expenses                            $ 302,530    $ 235,553   $ 187,487   $ 152,304   $ 122,049
                                                265,604      211,349     170,468     143,459     118,255
Income from operations                        ---------    ---------   ---------   ---------   ---------
Other income (expense), net                      36,926       24,204      17,019       8,845       3,794
                                                  4,437        2,490       1,464       1,804      (2,616)
Income from continuing operations before      ---------    ---------   ---------   ---------   ---------
   provision for income taxes
Provision for income taxes                       41,363       26,694      18,483      10,649       1,178
                                                 16,049       10,274       7,215       4,249         471
Net income                                    ---------    ---------   ---------   ---------   ---------
                                              $  25,314    $  16,420   $  11,268   $   6,400   $     707
Weighted average number of                    =========    =========   =========   =========   =========
   diluted shares outstanding
                                                 24,853       23,355      22,885      21,319      18,815
Net income per share                          =========    =========   =========   =========   =========
                                              $    1.02    $    0.70   $    0.49   $    0.30   $    0.04
                                              =========    =========   =========   =========   =========

________________________________________
(1) Following termination of its status as an S corporation prior to completion of its initial public offering in January 1996, PPD became subject to federal and state income taxes. The income tax data for the year ended December 31, 1995 reflects the application of corporate income taxes to PPD's net income at the statutory combined federal and state tax rate as if the termination of PPD's S Corporation status had occurred on January 1, 1995.

(2) The loss from continuing operations for 1995 was affected by (i) the sale of APBI's toxicology business, which resulted in a pre-tax loss of $19.3 million charged against operating income, (ii) a special charge against operating income of $5.0 million primarily related to the impairment of APBI's available for sale investments and (iii) an increase in APBI's tax benefit as a result of the reversal of certain tax liabilities recorded in prior years for which it was determined that APBI would not be liable for payment.

(3) The net loss for 1996 was affected by $14.8 million of merger costs incurred in connection with the acquisition of APBI. After associated tax benefits, the impact on net income of such merger costs was $13.0 million.

(4) Revenues are presented net of subcontractor costs. See accompanying consolidated statements of operations.

(5) The discontinued operations include the Company's environmental sciences segment sold in January 1999 and the write off of its remaining investment in PACE Incorporated during the fourth quarter of 1995. All periods presented have been restated to exclude the results of operations of both of the above businesses.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

     During 1999, the Company reported net income of $28.5 million, or $1.15 per diluted share, compared to net income of $19.8 million, or $0.85 per diluted share, during 1998. Excluding non-recurring tax benefit and merger and acquisition costs, the Company's adjusted net income of $25.3 million was 54.2% higher than prior year adjusted net income, excluding merger and acquisition costs and gain on sale of business, of $16.4 million.

     In March 1999, the Company acquired ATP, Inc. ("PPD ATP"), a health information services company. PPD ATP provides customized inbound and outbound telecommunications programs targeting consumers and healthcare providers. The Company acquired all of the outstanding stock of PPD ATP in exchange for approximately 876,000 shares of the Company's common stock. This acquisition was accounted for as a pooling of interests transaction. Results of operations for PPD ATP are included in the consolidated results of operations of the Company beginning January 1, 1999. Results of operations of the Company for the periods prior to January 1, 1999 were not restated because PPD ATP's results of operations for periods prior to January 1, 1999 were not material to the Company's operating results for these periods.

     In February 1999, the Company formed a joint venture, PPGx, with Axys Pharmaceuticals, Inc. to pursue the business of pharmacogenomics. The Company contributed $1.5 million in cash, the stock of its Intek subsidiary, and the rights to a software license, for an 18.2% ownership interest in PPGx. The Company is accounting for the investment in PPGx under the cost method. As of December 31, 1999, the investment in PPGx was valued at $4.2 million and was recorded in "Other Assets, net" on our balance sheet. The Company acts as guarantor on a $8.0 million revolving credit facility for PPGx. The Company has exclusive marketing rights to PPGx pharmacogenomics products and services and an option to increase its ownership share in PPGx.

     Effective January 31, 1999, the Company sold its environmental sciences segment to Environ Holdings, Inc., a new company formed by the management of the environmental sciences segment. The Company received cash of $1.2 million, a note receivable in the amount of $7.0 million (for which payment was received in the first quarter of 1999) and a note receivable in the amount of $18.0 million, which is due over a 12-year period. The Company has received all principal and interest payments due on the ENVIRON note receivable through January 2000. The Company did not recognize a gain or loss as a result of the sale because the sales price was equal to the book value of the net assets sold. The Company also entered into a three-year consulting agreement to provide certain consulting services to Environ Holdings for a fee of $0.5 million per year.

     In May 1998, the Company created GenuPro, Inc., a subsidiary of PPD that holds a license to a number of compounds in the genitourinary field, which were purchased from Eli Lilly & Co. in the second quarter of 1998. The Company recorded an acquired in-process research and development charge of $3.2 million in the second quarter of 1998 related to the purchase of these compounds because the compounds were in the initial stage of research and development at the date they were acquired. GenuPro, Inc. is a part of the Company's Discovery Sciences Group.

     In February 1998, the Company, through its subsidiary Clinix International Inc., sold substantially all of the assets of the Chicago Center for Clinical Research ("CCCR"). The sales price was approximately $7.8 million in the form of $5.3 million in cash and a promissory note for $2.5 million, which was to be received over the five year period following the date of sale of CCCR. The sale resulted in a gain of approximately $1.1 million, which was recognized as other income during the first quarter of 1998. The Company has received all principal and interest payments on the note receivable for the sale of CCCR, which were due through January 2000. As part of the sales agreement, the Company continued to provide CCCR with certain clinical and administrative services for an agreed upon amount through the first quarter of 1999.

Results of Operations

     The following tables set forth, for the periods indicated, amounts for certain items in the Company's consolidated financial statements expressed as a percentage of net revenue from continuing operations and the percentage changes in dollar amounts of certain items compared with the prior period:

              Percentage of Net Revenue from Continuing Operations

                                             For the Years Ended December 31,
                                     1999              1998                   1997
                                   --------          --------           ---------------
                                    Amount     %      Amount      %      Amount     %
                                   --------  -----   --------   -----   --------  -----
                                                  (dollars in thousands)
Net revenue (1):
  Life sciences                    $299,769   99.1%  $234,626    99.6%  $187,201   99.8%
  Discovery sciences                  2,761    0.9        927     0.4        286    0.2
                                   --------  -----   --------   -----   --------  -----
                                    302,530  100.0    235,553   100.0    187,487  100.0
Direct costs:
  Life sciences                     147,439           117,625             94,909
  Discovery sciences                  7,719             3,623              1,859
                                   --------          --------           --------
                                    155,158   51.3    121,248    51.5     96,768   51.6
Selling, general and
 administrative expenses             95,604   31.6     77,784    33.0     62,820   33.5
Depreciation and amortization        14,842    4.9     12,317     5.2     10,880    5.8
Acquired in-process research
  and development costs                   -      -      3,163     1.3      9,112    4.9
Merger costs                            218    0.1          -       -        558    0.3
                                   --------  -----   --------   -----   --------  -----
Operating income                   $ 36,708   12.1%  $ 21,041     8.9%  $  7,349    3.9%
                                   ========  =====   ========   =====   ========  =====

                                                                 Percentage Change
                                                           For the Years Ended December 31,
                                                       ---------------------------------------
                                                        1999 vs. 1998            1998 vs. 1997
                                                       --------------            -------------
   Net revenue:
    Life sciences                                          27.8%                     25.3%
    Discovery sciences                                    197.8                     224.1
     Total net revenue                                     28.4                      25.6
   Direct costs:
    Life sciences                                          25.3                      23.9
    Discovery sciences                                    113.1                      94.9
   Selling, general and administrative expenses            22.9                      23.8
   Depreciation and amortization                           20.5                      13.2

______________________
(1)  Net of subcontractor costs.

Year Ended December 31, 1999 Versus Year Ended December 31, 1998

     Net revenue increased $67.0 million, or 28.4%, to $302.5 million in 1999 from $235.6 million last year. The Life Sciences Group's operations accounted for 99.1% of the Company's net revenue for 1999. The Life Sciences Group generated net revenue of $299.8 million, an increase of $65.1 million, or 27.8%, from last year. The growth in the Life Sciences Group operations was primarily attributable to an increase in the size, scope and number of contracts in the global CRO Phase II-IV division. International net revenues increased $7.8 million to $44.8 million in 1999 from $36.3 million in 1998, which contributed to the increase in net revenue by the Life Sciences Group during 1999. PPD ATP, which was acquired in March 1999, contributed $14.3 million to the increase in net revenue by the Life Sciences Group during 1999.

     The Discovery Sciences Group generated net revenue of $2.8 million, an increase of $1.8 million, or 197.8%, from last year. The growth in the Discovery Sciences operations was primarily attributable to an increase in the number of contracts in the combinatorial chemistry division. In addition, the functional genomics division earned $0.9 million in revenues in 1999 from a joint development and license agreement (signed during the fourth quarter of 1998, which extends through the second quarter of 2000). We expect net revenue to increase in the Discovery Sciences operations during 2000 due to agreements signed in January 2000.

     Total direct costs increased 28.0% to $155.2 million in 1999 from $121.2 million last year and remained relatively constant as a percentage of net revenue at 51.3% for the current year as compared to 51.5% last year. The Life Sciences direct costs increased to $147.4 million in 1999 as compared to $117.6 million in 1998. The increased direct cost dollars resulted primarily from increased personnel costs due to the increase in the size and number of contracts in the Global CRO Phase II-IV division. In addition, PPD ATP contributed $7.0 million to the increase in the direct costs of the Life Sciences Group during 1999. The Life Sciences Group direct costs decreased as a percentage of related net revenue to 49.2% from 50.1%. This decrease is principally due to the mix of levels of personnel involved in the contracts performed, certain fixed costs being allocated over higher revenues and a focused effort to control the increase in direct costs, as revenues increased. The Discovery Sciences Group direct costs increased to $7.7 million in 1999 as compared to $3.6 million in 1998. This increase was primarily due to $3.5 million in additional costs for a Phase II trial associated with GenuPro in 1999.

     Selling, general and administrative ("SG&A") expenses increased 22.9% to $95.6 million in 1999 from $77.8 million last year. The increase is primarily attributable to an investment in additional administrative personnel to support the Company's expanding operations. As a percentage of net revenue, SG&A expenses decreased to 31.6% in 1999 from 33.0% last year.

     Total depreciation and amortization expense increased $2.5 million, or 20.5%, to $14.8 million from $12.3 million last year. The increase was related to the depreciation of the increased investment in property and equipment due primarily to the acquisition of PPD ATP in March 1999 and the Company's growth. The Company's capital expenditures were $23.2 million in 1999. Expanded capabilities in the Company's labs accounted for approximately 40.3% of this capital investment, while the enhancement and expansion of information technology capacities accounted for approximately 28.9% of this capital investment. The remaining capital expenditures were predominately incurred in connection with the expansion of existing operations and the opening of new offices.

     During the first quarter of 1999, the Company recorded merger costs of $0.2 million in connection with the acquisition of PPD ATP. These costs were primarily cash expenses, such as legal and accounting fees, related to this transaction.

     The Company recorded an acquired in-process research and development charge of $3.2 million in the second quarter of 1998 as a result of the purchase of a license to six genitourinary compounds from Eli Lilly & Co. The Company immediately expensed the costs of the acquisition of these compounds because the compounds were in the initial phase of development and had no alternative future use.

     Operating income increased $15.7 million to $36.7 million in 1999, as compared to $21.0 million last year. Excluding gain on sale of CCCR, merger costs, and non-recurring tax benefits, the Company's adjusted operating income of $36.9 million in 1999 was 52.6% higher than adjusted operating income of $24.2 million last year. As a percentage of net revenue, operating income of 12.1% in 1999 represents an improvement from 8.9% of net revenue last year. These increases were primarily due to the Company's focus on controlling the increase in both direct and administrative costs, as revenues increased.

     Net interest and other income increased $0.8 million, or 21.8% to $4.3 million for the year ended December 31, 1999 from $3.6 million last year. Excluding the gain related to the sale of CCCR, net interest and other income of $4.4 million in 1999 was $1.9 million higher than last year. The increase was primarily the result of the increase in interest income of $2.0 million partially offset by $0.1 million in net interest expense related to an investment transaction entered into in the fourth quarter of 1999. The Company recognized $1.6 million in interest income related to the notes receivable from CCCR and Environ Holdings. The Company expects to recognize an additional $1.6 million during 2000 from these notes.

     The Company recorded a loss from discontinued operations, net of income tax expense, related to its environmental sciences segment, of $0.4 million in 1999, as compared to income of $4.6 million in 1998. The environmental sciences segment was sold on January 31, 1999.

     The provision for income taxes increased $2.7 million, or 28.6%, to $12.2 million in 1999, as compared to $9.5 million last year. The Company's effective income tax rate decreased to 29.6% in 1999 from 38.4% last year primarily due to an investment transaction entered into in the fourth quarter of 1999, which created a significant capital gain. The Company will offset this capital gain with a capital loss carryforward, which had previously been fully reserved. As a result of the reversal of the valuation allowance on this capital loss carryforward, the Company has recognized a tax benefit of approximately $3.8 million.

     Net income of $28.5 million in 1999 represents an increase of $8.7 million over $19.8 million last year. Net income per diluted share of $1.15 for 1999 compares to $0.85 in 1998. Excluding the impact of the discontinued operations in both years, the non-recurring tax benefits and merger charges in 1999 and the gain on sale of CCCR and acquisition-related charges in 1998, the Company's 1999 net income of $25.3 million is 54.2% higher than net income of $16.4 million for 1998.

Year Ended December 31, 1998 Versus Year Ended December 31, 1997

     Net revenue increased $48.1 million, or 25.6%, to $235.6 million in 1998 from $187.5 million in 1997. The Life Sciences Group's operations accounted for 99.6% of the Company's net revenue for 1998. The Life Sciences Group generated net revenue of $234.6 million, up $47.4 million, or 25.3%, from 1997. The growth in the Life Sciences Group operations was primarily attributable to an increase in the size, scope and number of contracts in the global CRO Phase II-IV division. The Discovery Sciences Group generated net revenue of $0.9 million, up $0.6 million, or 224.1%, from 1997. The growth in the Discovery Sciences operations was primarily attributable to an increase in the number of contracts in the combinatorial chemistry division.

     Total direct costs increased 25.3% to $121.2 million in 1998 from $96.8 million in 1997 and remained relatively constant as a percentage of net revenue at 51.5% in 1998 from 51.6% in 1997. The Life Sciences Group direct costs decreased as a percentage of related net revenue to 50.1% in 1998 from 50.7% in 1997. This decrease is principally due to higher utilization of direct labor employees and a focused effort to control costs. The Discovery Sciences Group direct costs increased to $3.6 million in 1998 as compared to $1.9 million in 1997. This increase was due to a full year of operations being recorded in 1998 as opposed to a half-year of operations being recorded in 1997. (As discussed previously, the Discovery Sciences Group was formed in June 1997 through the acquisitions of SARCO and the GSX System).

     Selling, general and administrative ("SG&A") expenses increased 23.8% to $77.8 million in 1998 from $62.8 million in 1997. The increase is primarily attributable to the investment in additional selling and administrative personnel to support the Company's expanding operations. As a percentage of net revenue, SG&A expenses decreased slightly to 33.0% in 1998 from 33.5% in 1997.

     Total depreciation and amortization expense increased $1.4 million, or 13.2%, to $12.3 million in 1998 from $10.9 million in 1997. The increase was related to the Company's growth as well as the ongoing capital investment in the Company's business. The Company's capital expenditures (excluding the environmental sciences segment) were $17.6 million in 1998. Computer equipment and software accounted for approximately 47% of this capital investment, while expanded capabilities in the Company's labs and Discovery Sciences Group accounted for approximately 12%.

     Acquired in-process research and development decreased $5.9 million, or 65.3%, to $3.2 million in 1998 from $9.1 million in 1997. The 1999 acquired in-process research and development charge resulted from the purchase of a license to six genitourinary compounds from Eli Lilly & Co. during the second quarter of 1998. The Company immediately expensed the costs of the acquisition of these compounds because the compounds were in the initial phase of development and had no alternative future use. This compares to an acquired in-process research and development charge of $9.1 million recognized in 1997 related to the acquisition of the GSX System.

     Operating income increased $13.7 million, or 186.3%, to $21.0 million in 1998, from $7.3 million in 1997. Excluding gain on sale of CCCR and merger costs, the Company's adjusted operating income of $24.2 million in 1998 was 42.2% higher than adjusted operating income of $17.0 million in 1997. As a percentage of net revenue, operating income of 8.9% in 1998 represents a dramatic improvement from 3.9% of net revenue in 1997.

     Net interest and other income increased $2.1 million to $3.6 million in 1998 from $1.5 million in 1997. Excluding the gain related to the sale of CCCR, net interest and other income of $2.5 million in 1998 was $1.0 million higher than in 1997. The increase was primarily the result of the covenant not to compete payments of $0.7 million resulting from the sale of CCCR in the first quarter of 1998. The Company expects to receive an additional $0.1 million related to the non-compete agreement in the first quarter of 1999.

     The Company recorded income from discontinued operations, net of income tax expense, related to its environmental sciences segment, of $4.6 million in 1998, as compared to $4.2 million in 1997. The environmental sciences segment was sold on January 31, 1999.

     Net income of $19.8 million in 1998 represents an improvement of $10.2 million over net income of $9.6 million in 1997. Net income per basic and diluted share of $0.85 for 1998 compares to $0.42 in 1997. Excluding the impact of the gain on sale of CCCR and acquisition-related charges in 1998 and the merger costs in 1997, the Company's 1998 net income of $21.0 million is 36.1% higher than net income of $15.5 million in 1997.

Liquidity and Capital Resources

     As of December 31, 1999, the Company had $61.2 million of cash and cash equivalents on hand. The Company has historically funded its operations and growth, including acquisitions, with cash flow from operations, borrowings and through the use of the Company's stock.

     For the year ended December 31, 1999, the Company experienced a net increase in cash flow from operating activities to $50.6 million as compared to $23.6 million last year. The increase in cash flow from operations is primarily due to an increase in the Company's net revenues and an increase in operating margins as a percentage of net revenues. For the 1999 period, net income of $28.5 million, depreciation and amortization of $15.0 million and the net decrease of $7.1 million in other assets and liabilities (which includes a $15.7 million increase in unearned income due to various contracts achieving billing milestones partially offset by a $6.0 million increase in accounts receivable) resulted in this increase in cash flow from operating activities. The number of days revenue outstanding in accounts receivable and unbilled services, net of unearned income, were 64.0 and 75.1 days (excluding operations and related balance sheet accounts of the discontinued division at December 31, 1998) as of December 31, 1999 and December 31, 1998, respectively. This decrease is a result of a focused effort by management on improving the accounts receivable collection process.

     For the year ended December 31, 1999, the Company's investing activities used $22.0 million in cash. Capital expenditures of $23.3 million and the investment in PPGx of $3.5 million were partially offset by net cash received in the sale of ENVIRON of $3.4 million, $0.7 million in cash received with the acquisition of PPD ATP and $0.5 million received from the repayment of a note receivable.

     For the year ended December 31, 1999, the Company's financing activities provided $0.8 million in cash, as net proceeds from stock option exercises of $6.2 million and the proceeds from long-term debt of $0.9 million related primarily to PPD ATP's building loan were partially offset by $6.4 million in net repayments of long-term debt.

     Working capital as of December 31, 1999 was $106.8 million compared to $93.9 million at December 31, 1998. Excluding the environmental sciences segment from the balance sheet as of December 31, 1998, the adjusted working capital would have been $75.7 million. The increase in working capital as compared to adjusted working capital was due primarily to the increase in cash and cash equivalents of $27.2 million in 1999.

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

     In June 1998, the Company obtained a $50.0 million revolving credit facility with First Union National Bank. Interest accrues on amounts borrowed at a floating rate currently equal to LIBOR plus 0.625% per year. Indebtedness under the line is unsecured and subject to certain covenants relating to financial ratios and tangible net worth. The unused portion of the loan is available to provide working capital and for general corporate purposes. As of December 31, 1999, the Company had $5.7 million reserved under this facility in the form of a letter of credit. This credit facility expires in June 2000, at which time any outstanding balance is due.

     In August 1999, the Company renegotiated a credit facility for $50.0 million with Wachovia Bank, N.A. Interest accrues on amounts borrowed at a floating rate currently equal to LIBOR plus 0.625% per year. Indebtedness under the line is unsecured and subject to certain covenants relating to financial ratios and tangible net worth. This credit facility expires in August 2000, at which time any outstanding balance is due. There is no amount outstanding under this credit facility at December 31, 1999.

     In the fourth quarter of 1999, the Company entered into a short sale and repurchase of U.S. Treasury bonds with a face value of $520 million based on management's expectations that interest rates would rise between the date the transaction was entered into and its maturity date of May 15, 2000. The Company is required to record these financial instruments at their net fair value on each reporting date, with any changes in the fair value recorded as either interest income or interest expense. The Company made a margin deposit of $2.6 million related to this transaction. The Company recognized a loss of approximately $0.1 million on this transaction in 1999. The last interest redetermination date on this transaction was on January 5, 2000. The Company was not required to recognize any additional loss on this transaction at the interest redetermination date and no longer has any exposure for changes in interest rates between January 5, 2000 and the maturity date of May 15, 2000.

     The Company expects to continue expanding its operations through internal growth and strategic acquisitions. The Company expects these activities will be funded from existing cash, cash flow from operations, borrowings under its credit facilities and through the use of the Company's stock. The Company believes that such sources of liquidity will be sufficient to fund the Company's current operations for at least the next 12 months. The Company is currently evaluating a number of acquisitions and other growth opportunities, which may require additional external financing, and the Company might seek funds from public or private issuances of equity or debt securities.

Year 2000 Compliance

     The Year 2000 issue was the result of computer programs having been written using two digits, rather than four, to define the applicable year. As a result, computer systems and/or software used by many companies in a very wide variety of applications could experience operating difficulties unless they were modified or upgraded to adequately process information involving, related to or dependent upon the four digit field.

     The Company recognized the need to ensure its operations would not be adversely impacted by Year 2000 failures and had established an internal review team to address the Year 2000 issue that encompassed operating and administrative areas of the Company. During the first quarter of 1997, a team of experienced information technology staff was assigned to work with Company personnel to identify and resolve significant Year 2000 issues in a timely manner. In addition, executive management regularly monitored the status of the Company's Year 2000 remediation plans. The process included an inventory and assessment of affected equipment and software, development of remediation plans, execution of those plans and testing of all technology affected by this issue. In addition, the Company assessed the Year 2000 issue with significant suppliers and clients.

     At December 31, 1999, the assessment process was 100% complete worldwide for all equipment (including computer hardware and software technology) used internally by the Company. Remediation and testing was 100% complete for critical systems and for non-critical systems. All systems, regardless of whether they required remediation, were tested to ensure Year 2000 compliance. The Company assessed its significant suppliers in North

America and Europe to determine the extent to which the Company could be vulnerable to third party failure to remediate Year 2000 compliance problems. The Company communicated regularly with key suppliers and clients and responded promptly to all requests for information regarding Year 2000 compliance. Business contingency plans were developed to minimize the impact of outages across our locations worldwide. In addition, a plan was developed to handle yearend activities to ensure all critical functions were verified and operational prior to start of business in the new year. Although there can be no assurance, based on current information available, management believes that it will be able to perform all services and provide all products it currently offers without any material adverse effects arising from failure to remediate deficiencies arising from Year 2000.

     External and internal costs specifically associated with applying vendor upgrades, testing and modifying internal use software for Year 2000 compliance are expensed as incurred. The Company pays for Year 2000 expenses with cash from operating activities. The percentage of the Company's information technology budget used for remediation was approximately 11% in 1998 and 5% in 1999. As of December 31, 1999, the Company had spent approximately $1.75 million on Year 2000 compliance. Of the total amount that the Company spent, $1.25 million was attributable to internal labor costs for assessment and testing. Although internal resources have been dedicated to Year 2000 efforts, work has been spread across all areas and there has been no material delay in any major projects.

     At year end all systems were backed up and verified to be operational prior to the resumption of business after the new year. Only minor Year 2000 issues were encountered which resulted in an insignificant amount of cost to the Company. These issues did not have an impact on the business and all issues were resolved within the first week. The Company has also not experienced any third party supplier issues. The Company remains alert to potential Year 2000 related issues that may occur in the future, but believes that there will be no material impact on operations, liquidity or financial condition.

Exchange Rate Fluctuations and Exchange Controls

     The vast majority of the Company's contracts are entered into by the Company's United States or United Kingdom subsidiaries. The contracts entered into by the United States subsidiaries are almost always denominated in United States dollars.

     Contracts between the Company's United Kingdom subsidiaries and their clients are generally denominated in pounds sterling, United States dollar or Euros. Substantially all of the United Kingdom subsidiaries' expenses, such as salaries, services, materials and supplies, are paid in pounds sterling. However, the Company's consolidated financial statements are denominated in dollars and, accordingly, changes in the exchange rates between the pound sterling and the dollar will affect the translation of such subsidiaries' financial results into dollars for purposes of reporting the Company's consolidated financial results, and also affect the amounts in dollars actually received by the Company from such subsidiaries.

     The Company currently participates in transactions involving multiple currencies, but these form only a small percentage of the Company's total transactions. In most of those situations, contractual provisions either limit or reduce the translation risk. Financial statement translation has not, to date, been material to the Company's balance sheet. The reasons for this are that the majority of international operations are located in the United Kingdom, which traditionally has had a relatively stable currency, and international operations have not accounted for a significant portion of total operations (approximately 15% in 1999). It is anticipated that those conditions will persist at least through December 31, 2000.

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

Potential Volatility of Quarterly Operating Results and Stock Price

     The Company's quarterly operating results are subject to volatility due to such factors as the commencement, completion or cancellation of large contracts, progress of ongoing contracts, acquisitions, the timing of start-up expenses for new offices, management of growth, changes in the mix of services and the timing of milestone payments under Discovery Sciences contracts. Because a large percentage of the Company's operating costs are relatively fixed, variations in the timing and progress of large contracts can materially affect quarterly results. To the extent the Company's international business increases, exchange rate fluctuations and other international business risks might also influence these results. The Company believes that comparisons of its quarterly financial results are not necessarily meaningful and should not be relied upon as an indication of future performance. However, fluctuations in quarterly results or other factors beyond the Company's control, such as changes in earnings estimates by analysts, market conditions in the CRO, environmental, pharmaceutical and biotechnology industries and general economic conditions, could affect the market price of the Common Stock in a manner unrelated to the longer-term operating performance of the Company.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

     The Company is exposed to foreign currency risk by virtue of its international operations. The Company conducts business in several foreign countries and approximately 15%, 15% and 13% of the Company's net revenues for the years ended December 31, 1999, 1998 and 1997, respectively, were derived from the Company's operations outside the United States. Funds generated by each subsidiary of the Company are generally reinvested in the country where they are earned. The operations in the United Kingdom have generated more than 37% of the Company's revenue from foreign operations during 1999. Accordingly, some exposure exists to potentially adverse movements in the pound sterling and other foreign currencies. The United Kingdom has traditionally had a relatively stable currency. It is anticipated that those conditions will persist for at least through December 31, 2000.

     Additionally, the Company's consolidated financial statements are denominated in U.S. dollars and, accordingly, changes in the exchange rates between Company subsidiaries' local currency and the U.S. dollar will affect the translation of such subsidiaries' financial results into U.S. dollars for purposes of reporting the Company's consolidated financial results. Translation adjustments are reported with accumulated other comprehensive income (loss) as a separate component of shareholders' equity. Financial statement translation has not, to date, been material to the Company's balance sheet. Such adjustments may in the future be material to the Company's financial statements.

     The Company is exposed to changes in interest rates on its cash equivalents, short-term investments, the short sale and repurchase of U.S. Treasury Bonds and amounts outstanding under note payable and lines of credit. The Company's cash and cash equivalents and short-term investments are invested in financial instruments with interest rates based on financial market conditions.

Item 8. Financial Statements and Supplementary Data

     The information called for by this Item is set forth herein commencing on page F-1.


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None.

                                   PART III

     Certain information required by Part III is omitted from this report, because the Registrant intends to file a definitive proxy statement for its 2000 Annual Meeting of Stockholders to be held on May 16, 2000 (the "Proxy Statement") within 120 days after the end of its fiscal year pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934, as amended, and the information included therein is incorporated herein by reference to the extent provided below.

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

Item 11.  Executive Compensation

     The information required by Item 11 of Form 10-K is incorporated by reference to the information under the heading "Proposal No. 1 - Election of Directors - Information About the Board of Directors and Its Committees," "Other Information - Executive Compensation Tables," "--Director Compensation," "-- Report of the Compensation Committee on Executive Compensation," "--Compensation Committee Interlocks and Insider Participation," and "--Performance Graph" in the Proxy Statement.

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

     (b)  Reports on Form 8-K.  None.

     (c)  Exhibits

Exhibit No.                           Description
-----------                           -----------
  2.1**        --Plan of Merger to Merge PPD Subsidiary, Inc. with and into
                 Pharmaceutical Product Development Clinical Research Unit, Inc. ("PPD-CRU").
  2.2**        --Plan of Merger to Merge PPD-Europe, Inc. ("PPD Europe") with and into the Registrant.
  2.3*         --Agreement and Plan of Reorganization, dated as of June 20,
                 1996, among the Registrant, Wilmington Merger Corp. and Applied Bioscience International Inc.
  2.4*         --Stock and Asset Master Purchase Agreement by and among
                 Huntingdon International Holdings plc, Huntingdon Life Sciences Inc., Applied Bioscience International Inc. and Pharmaco LSR International Inc., dated as of November 1, 1995, incorporated by reference to Exhibit 2 to Applied Bioscience International Inc.'s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 6, 1996.
  2.5*         --Stock Purchase Agreement among Applied Bioscience International
                 Inc., PPD UK Holdings Limited and Environ Holdings Inc. for the acquisition of all the capital stock of APBI Environmental Sciences Group, Inc., Environmental Assessment Group Limited and Environ International Limited, dated January 31, 1999.
  3.1*         --Restated Articles of Incorporation.
  3.2*         --Amended and Restated Bylaws.
  10.4**       --Plan of Merger to Merge PPD Subsidiary, Inc. with and into PPD-
                 CRU (see Exhibit 2.1).
  10.5**       --Plan of Merger to Merge PPD-Europe with and into the Registrant
                 (see Exhibit 2.2).
  10.8**       --Pharmaceutical Product Development, Inc. Equity Compensation
                 Plan, effective as of October 30, 1995.
  10.9**       --Pharmaceutical Product Development, Inc. Stock Option Plan for
                 Non-Employee Directors, effective as of October 31, 1995.
  10.10**      --Registration Rights Agreement, dated January 24, 1996, by and among the Registrant and certain of its shareholders.
  10.35**      --Lease, dated January 26, 1994, by and between Michael James
                 Lawton, Jeffrey William Ware, Prudential Nominees Limited and Gabbay Group Limited.
  10.39**      --Lease Agreement, dated as of October 25, 1995, by and between
                 PPD-CRU and Perimeter Park West Associates Limited Partnership.
  10.55**      --Lease made January 23, 1996 between PPD-CRU and Western Center
                 Properties, Inc.
  10.57*       --First Amendment to Registration Rights Agreement.
  10.59*       --First Amendment dated May 20, 1999 to Lease Agreement, dated
                 October 25, 1995, between PPD Development and Perimeter Park West Associates Limited Partnership.
  10.60*       --First, Second and Third Amendments to Lease Agreement, dated
                 March 25, 1996, between PPD and BBC Family Limited Partnership.
  10.61*       --Lease Agreement, dated March 25, 1996, between PPD and BBC
                 Family Limited Partnership.
  10.71*       --Lease Agreement by and between ABI (TX) QRS 12-11, Inc. and
                 Pharmaco LSR International Inc., incorporated by reference to
                 Exhibit 10.43 to Applied Bioscience International Inc.'s Annual Report on Form 10-K for the year ended December 31, 1995.
  10.81*       --Employment Agreement, dated as of September 26, 1996, by and between Pharmaceutical Product Development, Inc., and Fred B. Davenport, Jr.
  10.83a-83f*  --Substitute Non-Statutory Stock Option Agreements by and between
                 Pharmaceutical Product Development, Inc. and Grover C. Wrenn, dated as of September 26, 1996.
  10.84*       --Employment Agreement dated June 4, 1997, by and between the PPD
                 Discovery, Inc. and Mark

                 E. Furth.
  10.86*       --Pharmaceutical Product Development, Inc. Employee Stock
               --Purchase Plan, dated May 15,1997.
  10.87*       --Amendment to Employee Stock Purchase Plan, dated June 21, 1997.
  10.88*       --Amendment to Stock Option Plan for Non-Employee Directors,
                 dated May 15, 1997.
  10.89*       --Amendment to Equity Compensation Plan, dated May 15, 1997.
  10.90*       --Employment Agreement, effective July 1, 1997, between
                 Pharmaceutical Product Development, Inc. and Fredric N.
                 Eshelman.
  10.91*       --Note and Loan Agreement, dated August 7, 1997, between
                 Pharmaceutical Product Development, Inc. and Wachovia Bank,
                 N.A.
  10.93*       --Lease Agreement dated July 9, 1997, between Weeks Realty, Inc.
                 and PPD Pharmaco, Inc.
  10.96*       --Employment Agreement dated January 1, 1998 between PPD
                 Pharmaco, Inc. and Patrick C. O'Connor.
  10.97*       --Employment Agreement dated January 1, 1998 between PPD
                 Pharmaco, Inc. and Paul S. Covington.
  10.99*       --Amendment to Employment Agreement dated February 2, 1998 between Pharmaceutical Product Development, Inc. and Fred B. Davenport, Jr.
  10.100*      --Severance Agreement dated February 2, 1998 between
                 Pharmaceutical Product Development, Inc. and Fredric N.
                 Eshelman.
  10.103*      --Severance Agreement dated February 2, 1998 between
                 Pharmaceutical Product Development, Inc. and Fred B. Davenport, Jr.
  10.106*      --Severance Agreement dated February 2, 1998 between
                 Pharmaceutical Product Development, Inc. and Patrick C.
                 O'Connor.
  10.107*      --Severance Agreement dated February 2, 1998 between
                 Pharmaceutical Product Development, Inc. and Paul S. Covington.
  10.110*      --Amendment to Employee Stock Purchase Plan, dated March 2, 1998.
  10.111*      --Employment Agreement dated May 22, 1998 between Subsidiary No.
                 5, Inc. and Karl B. Thor.
  10.112*      --Severance Agreement dated May 22, 1998 between Subsidiary No.
                 5, Inc. and Karl B. Thor.
  10.113*      --Note and Loan Agreement, dated June 24, 1998 between
                 Pharmaceutical Product Development, Inc. and First Union National Bank.
  10.114*      --Lease Agreement dated June 26, 1998 between Weeks Realty
                 Limited Partnership and PPD Pharmaco, Inc.
  10.115*      --First Amendment to Loan Agreement dated August 6, 1998, between
                 Pharmaceutical Product Development, Inc. and Wachovia Bank,
                 N.A.
  10.116*      --First Amendment to Lease Agreement dated October 28, 1998, between PPD Pharmaco, Inc. and Weeks Realty, Inc.
  10.117*      --Lease Agreement dated September 15, 1998 between PPD Pharmaco,
                 Inc. and BBC Family Limited Partnership.
  10.118*      --Lease Agreement dated December 16, 1998 between PPD Pharmaco,
                 Inc. and Weeks Realty Limited Partnership.
  10.119*      --Employment Agreement dated January 1, 1999 between
                 Pharmaceutical Product Development, Inc. and David R. Williams.
  10.120*      --Severance Agreement dated February 2, 1998 and Amendment No. 1 to Severance Agreement dated January 1, 1999 between Pharmaceutical Product Development, Inc. and David R. Williams.
  10.121*      --Loan Agreement dated February 1, 1999, by and among PPGx, Inc.,
                 Pharmaceutical Product Development, Inc., as Guarantor, and First Union National Bank.
  10.122*      --Second Amendment to Loan Agreement dated January 30, 1999, between Pharmaceutical Product Development, Inc. and First Union National Bank.
  10.123*      --Second Amendment to Loan Agreement dated January 30, 1999, between Pharmaceutical Product Development, Inc. and Wachovia Bank, N.A.
  10.124*      --Stock Purchase Agreement dated February 1, 1999 between PPGx,
                 Inc. and Pharmaceutical Product Development, Inc.
  10.125*      --Software License Agreement dated January 31, 1999 between Axys
                 Pharmaceuticals and Pharmaceutical Product Development, Inc.
  10.126*      --PPD Technology Transfer Agreement dated February 1, 1999 between PPGx, Inc. and Pharmaceutical Product Development, Inc.
  10.127*      --Assignment and Assumption of License Agreement dated February
                 1, 1999 between Pharmaceutical Product Development, Inc. and PPGx, Inc.
  10.128*      --Credit and Security Agreement dated February 2, 1999, between
                 Applied Bioscience

                 International Inc., Environ Holdings, Inc. and APBI Environmental Sciences Group, Inc.
  10.129*      --First Amendment to Credit and Security Agreement dated March
                 30, 1999, between Applied Bioscience International Inc., Environ Holdings, Inc. and Environ International Corporation (formerly APBI Environmental Sciences Group, Inc.).
  10.130*      --Subordination and Intercreditor Agreement dated March 30, 1999, between First Union National and Applied Bioscience International, Inc.
  10.131*      --Amendment, dated April 14, 1999, to Lease Agreement dated
                 September 15, 1998 between PPD Pharmaco, Inc. and BBC Family Limited Partnership.
  10.132*      --Amendment, dated April 14, 1999, to Lease Agreement dated March
                 25, 1996 between PPD and BBC Family Limited Partnership.
  10.133*      --Fourth Amendment, dated July 6, 1999, to Lease Agreement dated
                 July 9, 1997 between PPD Development, Inc. (formerly known as PPD Pharmaco, Inc.) and Weeks Realty, L.P.
  10.134*      --Pharmaceutical Product Development, Inc. Equity Compensation
                 Plan as amended and restated effective May 12, 1999.
  10.135*      --Amendment to Employment Agreement dated August 20, 1999 between
                 PPD Development, Inc. and Mark Sirgo.
  10.136*      --Termination of Employment Agreement dated September 14, 1999 between Pharmaceutical Product Development, Inc. and Thomas D'Alonzo.
  10.137       --Amendment No. 2 and Restatement of Credit and Security
                 Agreement dated November 24, 1999, between Applied Bioscience International Inc., Environ Holdings, Inc. and Environ International Corporation
  10.138       --Termination of Employment Agreement dated October 7, 1999 between PPD Development, Inc. and Joshua S. Baker.
  10.139       --Third Amendment to Loan Agreement dated November 11, 1999, between Pharmaceutical Product Development, Inc. and Wachovia Bank N.A.
  10.140       --Employment Agreement dated December 17, 1999 between PPD
                 Development, Inc. and Francis J. Casieri.
  10.141       --Severance Agreement dated December 17, 1999 between
                 Pharmaceutical Product Development, Inc. and Francis J.
                 Casieri.
  10.142       --Termination of Employment Agreement dated February 8, 2000 between Pharmaceutical Product Development, Inc. and Rudy C. Howard.
  21           --Subsidiaries of the Registrant.
  23.1         --Consent of PricewaterhouseCoopers LLP
  27           --Financial Data Schedule (for SEC use only).


*     Previously filed.
** Incorporated by reference to the Registrant's Registration Statement on Form S-1, as amended (File No. 33-98996).

           PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                   Page
                                                                   ----

  Report of Independent Accountants                                F-2

  Consolidated Statements of Operations for the Years Ended
      December 31, 1999, 1998 and 1997                             F-3

  Consolidated Balance Sheets as of December 31, 1999 and 1998     F-4

  Consolidated Statements of Shareholders' Equity for the Years
      Ended December 31, 1999, 1998 and 1997                       F-5

  Consolidated Statements of Cash Flows for the Years Ended
      December 31, 1999, 1998 and 1997                             F-6

  Notes to Consolidated Financial Statements                       F-7

The Board of Directors and Shareholders
Pharmaceutical Product Development, Inc. and its Subsidiaries


     In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of shareholders' equity and of cash flows present fairly, in all material respects, the financial position of Pharmaceutical Product Development, Inc. and its subsidiaries at December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



/s/ PRICEWATERHOUSECOOPERS LLP


Raleigh, North Carolina
January 31, 2000

           PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

             FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                     (in thousands, except per share data)


                                                                               1999       1998       1997
                                                                             ---------  ---------  ---------

  Life sciences revenues, net of subcontractor costs of $120,666, $91,432
    and $69,094, respectively                                                $299,769   $234,626   $187,201
  Discovery sciences revenues, net of subcontractor costs of $57, $48
    and $45, respectively                                                       2,761        927        286
                                                                             --------   --------   --------
     Net revenue                                                              302,530    235,553    187,487
                                                                             --------   --------   --------

Direct costs - Life sciences                                                  147,439    117,625     94,909
Direct costs - Discovery sciences                                               7,719      3,623      1,859
Selling, general and administrative expenses                                   95,604     77,784     62,820
Depreciation and amortization                                                  14,842     12,317     10,880
Merger costs                                                                      218          -        558
Acquired in-process research and development costs                                  -      3,163      9,112
                                                                             --------   --------   --------
                                                                              265,822    214,512    180,138
                                                                             --------   --------   --------
     Operating income                                                          36,708     21,041      7,349
Interest:
   Income                                                                       3,555      1,584      1,342
   Expense                                                                       (400)      (414)      (478)
                                                                             --------   --------   --------
   Interest income, net                                                         3,155      1,170        864
Other income, net                                                               1,182      2,392        600
                                                                             --------   --------   --------

     Income from continuing operations before
       provision for income taxes                                              41,045     24,603      8,813
Provision for income taxes                                                     12,154      9,448      3,363
                                                                             --------   --------   --------
     Income from continuing operations                                         28,891     15,155      5,450
(Loss) income from operations of discontinued environmental sciences
  segment, net of income taxes of $(251), $3,012 and $2,711, respectively        (395)     4,614      4,152
                                                                             --------   --------   --------

Net income                                                                   $ 28,496   $ 19,769   $  9,602
                                                                             ========   ========   ========

Income from continuing operations per share:
     Basic                                                                   $   1.18   $   0.65   $   0.24
                                                                             ========   ========   ========
     Diluted                                                                 $   1.16   $   0.65   $   0.24
                                                                             ========   ========   ========

Income (loss) from discontinued operations per share:
     Basic                                                                   $  (0.02)  $   0.20   $   0.18
                                                                             ========   ========   ========
     Diluted                                                                 $  (0.01)  $   0.20   $   0.18
                                                                             ========   ========   ========

Net income per share:
     Basic                                                                   $   1.16   $   0.85   $   0.42
                                                                             ========   ========   ========
     Diluted                                                                 $   1.15   $   0.85   $   0.42
                                                                             ========   ========   ========

Weighted average number of common shares outstanding:
     Basic                                                                     24,566     23,186     22,825
     Dilutive effect of stock options                                             287        169         60
                                                                             --------   --------   --------
     Diluted                                                                   24,853     23,355     22,885
                                                                             ========   ========   ========

   The accompanying notes are an integral part of these financial statements.

           PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                       AS OF DECEMBER 31, 1999 AND 1998

                       (in thousands, except share data)

                                    Assets

                                                      1999      1998
                                                    --------  --------
Current assets
  Cash and cash equivalents                         $ 61,251  $ 34,083
  Accounts receivable and unbilled services, net     114,753   125,065
  Investigator advances                                2,069     1,505
  Prepaid expenses and other current assets           18,588     9,562
  Deferred tax asset                                   4,012     2,751
                                                    --------  --------
     Total current assets                            200,673   172,966

Property and equipment, net                           52,282    42,509
Goodwill, net                                          9,437    14,869
Notes receivable                                      17,714     2,000
Other assets                                           8,597     4,238
                                                    --------  --------
     Total assets                                   $288,703  $236,582
                                                    ========  ========

                     Liabilities and Shareholders' Equity

Current liabilities
 Accounts payable                                   $ 10,103  $  7,812
 Payables to investigators                             5,916     5,204
 Other accrued expenses                               27,471    28,007
 Unearned income                                      50,213    34,446
 Current maturities of long-term debt                    211     3,580
                                                    --------  --------
     Total current liabilities                        93,914    79,049

Long-term debt, less current maturities                  359       161
Deferred rent and other                                1,966     1,962
                                                    --------  --------
     Total liabilities                                96,239    81,172

Commitments and contingencies (Notes 10 and 14)

Shareholders' equity
 Common stock, $0.10 par value, 95,000,000 shares
  authorized; 24,629,000 and 23,433,000 shares
  issued and outstanding, respectively                 2,463     2,343
 Paid-in capital                                     134,029   123,709
 Retained earnings                                    58,697    29,929
 Accumulated other comprehensive loss                 (2,725)     (571)
                                                    --------  --------
     Total shareholders' equity                      192,464   155,410
                                                    --------  --------
     Total liabilities and shareholders' equity     $288,703  $236,582
                                                    ========  ========



  The accompanying notes are an integral part of these financial statements.

           PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                                 (in thousands)

                                                                                 Retained
                                                                                 Earnings     Comprehensive
                                                  Common Shares       Paid in   (Accumulated     Income
                                                Shares    Par Value   Capital    Deficit)        (Loss)
                                               ------------------------------------------------------------
Balance December 31, 1996                       21,624       $2,163  $112,606       $  (363)
Net income                                                                            9,602      $    9,602
                                                                                              -------------
Other comprehensive income (loss):
   Unrealized loss on investments, net                                                                  (64)
   Translation adjustments                                                                           (1,318)
                                                                                              -------------
   Other comprehensive loss                                                                          (1,382)
                                                                                              -------------
Comprehensive income                                                                             $    8,220
                                                                                              =============
Issuance of common shares in
  connection with acquisitions                   1,165          115        89         1,304
Issuance of common shares for exercise
  of stock options                                 142           16     2,199
Income tax benefit from exercise of
  stock options                                                           510
Distribution to shareholders                                                           (431)
Proceeds of Section 16(b) transaction,
  net of related tax provision of $155                                    276
Other                                               18            1
                                               --------------------------------------------
Balance December 31, 1997                       22,949        2,295   115,680        10,112
Net income                                                                           19,769      $   19,769
                                                                                              -------------
Other comprehensive income (loss):
   Reclassification adjustment for net gain
     included in net income                                                                            (167)
   Translation adjustments                                                                               78
                                                                                              -------------
   Other comprehensive loss                                                                             (89)
                                                                                              -------------
Comprehensive income                                                                             $   19,680
                                                                                              =============
Issuance of common shares for exercise
  of stock options and employee stock
  purchase plan                                    484           48     6,980
Income tax benefit from exercise of
  stock options                                                         1,049
Repayment from shareholders                                                              48
                                               --------------------------------------------
Balance December 31, 1998                       23,433        2,343   123,709        29,929
Net income                                                                           28,496      $   28,496
                                                                                              -------------
Other comprehensive income (loss):
   Translation adjustments                                                                           (2,154)
                                                                                              -------------
Comprehensive income                                                                             $   26,342
                                                                                              =============
Issuance of common shares in connection
   with acquisition                                876           88     2,999           272

Issuance of common shares for exercise
  of stock options and employee stock
  purchase plan                                    320           32     6,168
Income tax benefit from exercise of
  stock options                                                         1,153
                                               --------------------------------------------
Balance December 31, 1999                       24,629       $2,463  $134,029       $58,697
                                               =======       ======  ========   ===========

                                                 Accumulated
                                                     Other
                                                Comprehensive
                                                Income (Loss)       Total
                                               ---------------------------
Balance December 31, 1996                       $     900         $115,306
Net income                                                           9,602

Other comprehensive income (loss):
   Unrealized loss on investments, net                                 (64)
   Translation adjustments                                          (1,318)

   Other comprehensive loss                        (1,382)

Comprehensive income

Issuance of common shares in
  connection with acquisitions                                       1,508
Issuance of common shares for exercise
  of stock options                                                   2,215
Income tax benefit from exercise of
  stock options                                                        510
Distribution to shareholders                                          (431)
Proceeds of Section 16(b) transaction,
  net of related tax provision of $155                                 276
Other                                                                    1
                                               ---------------------------
Balance December 31, 1997                            (482)         127,605
Net income                                                          19,769

Other comprehensive income (loss):
   Reclassification adjustment for net ga
     included in net income                                           (167)
   Translation adjustments                                              78

   Other comprehensive loss                           (89)

Comprehensive income

Issuance of common shares for exercise
  of stock options and employee stock
  purchase plan                                                      7,028
Income tax benefit from exercise of
  stock options                                                      1,049
Repayment from shareholders                                             48
                                               ---------------------------
Balance December 31, 1998                            (571)         155,410
Net income                                                          28,496

Other comprehensive income (loss):
   Translation adjustments                         (2,154)          (2,154)

Comprehensive income

Issuance of common shares in connection
   with acquisition                                                  3,359

Issuance of common shares for exercise
  of stock options and employee stock
  purchase plan                                                      6,200
Income tax benefit from exercise of
  stock options                                                      1,153
                                               ---------------------------
Balance December 31, 1999                         $(2,725)        $192,464
                                               ==========         ========


  The accompanying notes are an integral part of these financial statements.

           PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

             FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                                (in thousands)


                                                                  1999       1998       1997
                                                                --------   --------   --------
Cash flows from operating activities:
 Net income                                                     $ 28,496   $ 19,769   $  9,602
 Adjustments to reconcile net income to net cash provided by operating activities:
   Depreciation and amortization                                  15,040     14,210     12,394
   Acquired in-process research and development                        -      3,163      9,112
   Gain on sale of CCCR                                                -     (1,071)         -
   Deferred income taxes                                          (6,469)     1,409       (910)
   Loss on disposition of property and equipment                       -         55         32
   (Gain) loss on sale of investments                                  -       (174)         3
   Change in operating assets and liabilities:
     Accounts receivable and unbilled services, net               (5,965)   (28,140)   (24,470)
     Prepaid expenses and investigator advances                   (3,819)      (381)     2,073
     Current income taxes                                          1,369     (2,088)     3,406
     Other assets                                                   (896)     1,468        842
     Accounts payable and other accrued expenses                   6,426      7,046     (8,336)
     Payable to investigators                                        712      1,066     (1,291)
     Unearned income                                              15,704      7,243      8,740
     Other                                                             -          -        (58)
                                                                --------   --------   --------
         Net cash provided by operating activities                50,600     23,575     11,139
                                                                --------   --------   --------
Cash flows from investing activities:
   Purchases of property and equipment                           (23,233)   (19,343)   (13,599)
   Net cash received from sale of businesses                       3,421      5,285          -
   Net cash paid for acquisition of in-process
     research and development costs                                    -     (3,163)    (9,112)
   Proceeds from sale of property and equipment                       31          5        174
   Proceeds from sale of marketable securities                         -      8,000     17,240
   Purchases of marketable securities                                  -          -    (10,972)
   Cash received from repayment of note receivable                   500          -          -
   Cost method investments                                        (3,500)         -     (1,500)
   Net cash received from (paid for) acquisitions                    738     (1,829)       991
                                                                --------   --------   --------
         Net cash used in investing activities                   (22,043)   (11,045)   (16,778)
                                                                --------   --------   --------
Cash flows from financing activities:
   Proceeds from long-term debt                                      982          -        138
   Principal repayments on long-term debt                         (6,406)    (1,480)    (1,355)
   Repayment of capital leases obligation                            (11)         -          -
   Proceeds of Section 16(b) transaction                               -          -        431
   Repayment from (distribution to) shareholders                       -         48       (431)
   Proceeds from exercise of stock options and employee
     stock purchase plan                                           6,200      7,028      2,215
                                                                --------   --------   --------
         Net cash provided by financing activities                   765      5,596        998
                                                                --------   --------   --------
Effect of exchange rate changes on cash and cash equivalents      (2,154)        78     (1,318)
                                                                --------   --------   --------
Net increase (decrease) in cash and cash equivalents              27,168     18,204     (5,959)
Cash and cash equivalents, beginning of the year                  34,083     15,879     21,838
                                                                --------   --------   --------
Cash and cash equivalents, end of the year                      $ 61,251   $ 34,083   $ 15,879
                                                                ========   ========   ========

  The accompanying notes are an integral part of these financial statements.

           PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     (in thousands, except per share data)


1. Summary of Operations and Significant Accounting Policies:

Nature of Business

   Pharmaceutical Product Development, Inc. and its subsidiaries (collectively the "Company") provide a broad range of research and development and consulting services in the life sciences and discovery sciences segments. In the life sciences segment, the Company provides worldwide clinical research and development of pharmaceutical products and medical devices, biostatistical analysis and analytical laboratory services. The discovery sciences services include target identification and validation, compound creation, screening and compound selection. The Company provides services under contract to clients in the pharmaceutical, general chemical, agrochemical, biotechnology and other industries. In addition, the Company performs discovery research on certain compounds for which the Company holds a license. The Company markets its life sciences services primarily in the United States and Europe. The Company's discovery revenues have all been generated in the United States to date.

     Prior to selling its environmental sciences segment on January 31, 1999 (see Note 4), the Company also provided environmental sciences services. Environmental sciences services included assessment and management of chemical and environmental health risk, site investigation and remediation planning and litigation support. In addition to the industries mentioned above, the environmental sciences segment also marketed services to clients in the industrial, manufacturing and oil and gas industries. The environmental sciences segment marketed its services primarily in the United States and Europe.

Principles of Consolidation

     The accompanying consolidated financial statements include the accounts and results of operations of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

Merger Costs and Special Charges

     The Company recorded merger costs of $218 and $558 in connection with the acquisitions of ATP in 1999 and Belmont Research, Inc., SARCO, Inc., and Intek Labs, Inc. in 1997. These acquisitions were accounted for using the pooling of interests method of accounting. These costs were primarily transaction expenses related to these pooling transactions.

Acquired In-Process Research and Development Costs

     The Company recorded an acquired in-process research and development charge of $3,163 in the second quarter of 1998 related to the purchase of a license to six genitourinary compounds from Eli Lilly & Co. The Company immediately expensed the costs of the acquisition of these compounds because they were in the initial phase of development at the date of the acquisition and had no alternative future use.

     The Company acquired the GSX System for $8,700 in cash in June 1997. Liabilities assumed in this transaction were $832. The purchase price in excess of the net assets of the GSX System of $9,112 was allocated to acquired in-process research and development costs and charged to operations at the acquisition date, as the technology under development by the GSX System had not reached technological feasibility and had no alternative future use.

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

Revenue Recognition (Continued)

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

     A portion of the Company's revenue is derived from sale of software licenses as well as support and maintenance, training and consulting services. The Company adopted American Institute of Certified Public Accountants ("AICPA") Statement of Position ("SOP") No. 97-2, "Software Revenue Recognition," as amended by SOP No. 98-4 effective January 1, 1998. The adoption did not have a material effect on the timing of the Company's revenue recognition or cause changes to its revenue recognition policies.

     In December 1998, the AICPA issued Statement of Position No. 98-9, "Modification of SOP No. 97-2, Software Revenue Recognition, with Respect to Certain Transactions" ("SOP No. 98-9"). SOP No. 98-9 amends SOP No. 97-2 to require recognition of revenue using the "residual method" in circumstances outlined in SOP No. 98-9. Under the residual method, revenue is recognized as follows: (1) the total fair value of undelivered elements, as indicated by vendor specific objective evidence, is deferred and subsequently recognized in accordance with the relevant sections of SOP No. 97-2 and (2) the difference between the total arrangement fee and the amount deferred for the undelivered elements is recognized as revenue related to the delivered elements. SOP No. 98-9 is effective for transactions entered into in fiscal years beginning after March 15, 1999. Also, the provisions of SOP No. 97-2 that were deferred by SOP No. 98-4 will continue to be deferred until the date SOP No. 98-9 becomes effective. The Company does not expect that the adoption of SOP No. 98-9 will have a significant impact on the Company's results of operations or financial position.

     Revenue from sale of software licenses totaled $313, $100 and $0 during the years ended December 31, 1999, 1998 and 1997, respectively. Revenue from software licenses is recognized when there is evidence of an arrangement, the product has been shipped, fees are fixed and determinable and collection of the related receivable is probable. Support and maintenance revenue totaled $90, $29 and $0 during the years ended December 31, 1999, 1998 and 1997, respectively. Support and maintenance revenue is deferred and recognized ratably over the service period. Royalty revenue totaled $1,821, $889 and $349 during the years ended December 31, 1999, 1998 and 1997, respectively. Royalty revenue is comprised of royalties received from the sale of software licenses and product maintenance by distributors of the Company's products. Royalty revenue is recognized when the Company is notified by the distributor of the royalty and the amount is fixed and determinable.

Cash and Cash Equivalents

     Cash and cash equivalents consist of unrestricted cash accounts, which are not subject to withdrawal restrictions or penalties, and all highly liquid investments with a maturity of three months or less at the date of purchase.

   Supplemental cash flow information consists of the following:

                                              Years Ended December 31,
                                           ------------------------------
                                            1999        1998        1997
                                           -------     -------     ------
Cash paid for interest                     $   319     $   420     $  354
                                           =======     =======     ======
Cash paid for income taxes, net            $15,972     $12,628     $2,583
                                           =======     =======     ======
Assets acquired under capital leases       $   349     $     -     $   44
                                           =======     =======     ======

           PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     (in thousands, except per share data)

1.   Summary of Operations and Significant Accounting Policies (Continued):

Financial Instruments

     In the fourth quarter of 1999, the Company entered into a short sale and repurchase of U.S. Treasury bonds with a face value of $520,000 based on management's expectations that interest rates will rise between the date the transaction was entered into and its maturity date of May 15, 2000. The Company is required to record these financial instruments at their net fair value on each reporting date, with any changes in the fair value recorded as either interest income or interest expense. Net interest expense of $100 has been recognized related to this transaction at December 31, 1999. The Company was required to make a margin deposit of $2,600 related to this transaction.

Investigator Payments

     Billings and payments to investigators are based on predetermined contractual agreements that may differ from the accrual of the related expense. Investigator expenses are recognized based upon the status of the work completed as a percentage of the total procedures required under the contract or based on patient enrollment over the term of the contract. Payments made in excess of the accrued expenses are classified as investigator advances, and accrued expenses in excess of amounts paid are classified as payables to investigators in the consolidated balance sheet. Contracted physician costs are considered a pass-through expense and are recorded as a reduction to revenues in the consolidated statements of operations.

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

Internal Use Software

     The Company accounts for internal use software in accordance with the provisions of AICPA Statement of Position No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," which requires certain direct costs and interest costs that are incurred during the application stage of development to be capitalized and amortized over the useful life of the software.

Capitalized Software Costs

     Financial Accounting Standards Board Statement No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed," requires the capitalization of certain software development costs once technological feasibility has been established. The Company considers that technological feasibility has been established once a working model of a product has been established and tested. The establishment of technological feasibility and the ongoing assessment of recoverability of capitalized software development costs require considerable judgement by management concerning certain external factors including, but not limited to, technological feasibility, anticipated future gross revenue, estimated economic life and changes in software and hardware technologies. To date, the Company has not capitalized any software development costs, as amounts incurred subsequent to the establishment of technological feasibility have not been material. Prior to the creation of a working model, the Company expenses these costs.

           PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     (in thousands, except per share data)

1.   Summary of Operations and Significant Accounting Policies (Continued):

Goodwill

     The excess of the purchase price of the businesses acquired over the fair value of net tangible assets and identifiable intangibles and acquired in-process research and development costs at the date of the acquisitions has been assigned to goodwill. Goodwill is being amortized over periods of 15 to 40 years. Goodwill is presented net of accumulated amortization at December 31, 1999 and 1998 of $5,064 and $4,926, respectively. The amortization charges for each of the three years ended December 31, 1999, 1998 and 1997 were $1,005, $1,235 and $1,401, respectively.

Other Assets

     Other assets are comprised of cost-method investments in certain technology companies, other intangible assets, two notes receivable and a net long-term deferred tax asset. Other intangible assets are being amortized over periods of three to thirty-nine and a half years. See Note 8.

Realizability of Carrying Value of Long-Lived Assets

     The Company is required to review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, in accordance with the provisions of Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". Accordingly, when indicators of impairment are present, the Company evaluates the carrying value of property, plant and equipment and intangibles, including goodwill, in relation to the operating performance and estimates of future discounted cash flows of the underlying business and recognizes an impairment, if necessary, to state property, plant and equipment and intangibles at their fair value. No such impairment was necessary during any of the three years ended December 31, 1999, 1998 and 1997.

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

Income Taxes

     Income taxes are computed using the asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns. In estimating future tax consequences, the Company generally considers all expected future events other than enactment of changes in tax law or rates. If it is more likely than not that some portion or all of a deferred tax asset will not be realized, a valuation allowance is recorded.

Concentration of Credit Risk

     Statement of Financial Accounting Standards No. 105, "Disclosure of Information about Financial Instruments with Off-Balance-Sheet Risk and Financial Instruments with Concentrations of Credit Risk", requires disclosure of information about financial instruments with off-balance-sheet risk and financial instruments with concentrations of credit risk. Financial instruments, which subject the Company to concentrations of credit risk, consist principally of accounts receivable, cash equivalents and U.S. Treasury Bonds. See Note 16.

           PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     (in thousands, except per share data)

1.   Summary of Operations and Significant Accounting Policies (Continued):

Concentration of Credit Risk (Continued)

     The Company's clients are primarily pharmaceutical and biotechnology companies. No single client accounted for more than 10% of the Company's net revenue in 1999, 1998 or 1997. Concentrations of credit risk with respect to accounts receivable are limited due to the large number of clients comprising the Company's client base. Ongoing credit evaluations of customers' financial condition are performed and, generally, no collateral is required. The Company maintains reserves for potential credit losses and such losses, in the aggregate, have not exceeded management's estimates.

     The Company's cash equivalents consist principally of commercial paper. Certain bank deposits may at times be in excess of the FDIC insurance limit. Based on the nature of the financial instruments and/or historical realization of these financial instruments, management believes they bear minimal risk.

Translation of Foreign Financial Statements

     Assets and liabilities of foreign operations, where the functional currency is the local currency, are translated into U.S. dollars at the rate of exchange at each reporting date. Income and expenses are translated at the average rates of exchange prevailing during the month in which a transaction occurs. Gains or losses from translating foreign currency financial statements are accumulated in other comprehensive income. The cumulative translation adjustment included in other comprehensive income at December 31, 1999 and 1998 totaled $(2,154) and $78, respectively. Foreign currency transaction gains and losses are included in other income.

     Funds generated by each subsidiary of the Company are generally reinvested in the country where they are earned.

Earnings Per Share

     The Company adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS No. 128") on December 31, 1997. The computation of basic income per share information is based on the weighted average number of common shares outstanding during the year. The computation of diluted income per share information is based on the weighted average number of common shares outstanding during the year plus the effects of any dilutive common stock equivalents at the end of the year. Earnings per share for all periods presented in the statements of operations conform to the provisions of SFAS No. 128.

Stock-Based Compensation

     The Company accounts for stock-based compensation based on the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25"), which states that no compensation expense is recorded for stock options or other stock-based awards to employees that are granted with an exercise price equal to or above the estimated fair value per share of the Company's common stock on the grant date. In the event that stock options are granted with an exercise price below the estimated fair value of the Company's common stock at the grant date, the difference between the fair value of the Company's common stock and the exercise price of the stock option is recorded as deferred compensation. Deferred compensation is amortized to compensation expense over the vesting period of the stock option. The Company has adopted the disclosure requirements of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), which requires compensation expense to be disclosed based on the fair value of the options granted at the date of the grant. See Note 11.

           PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     (in thousands, except per share data)

1.   Summary of Operations and Significant Accounting Policies (Continued):

Comprehensive Income

     The Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130") effective January 1, 1998. SFAS No. 130 requires the Company to display an amount representing comprehensive income for the year in a financial statement which is displayed with the same prominence as other financial statements. The Company has elected to present this information in the Statements of Shareholders' Equity. Upon adoption, all prior period data presented was restated to conform to the provisions of SFAS No. 130.

Segment Reporting

     The Company adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131") on December 31, 1998. SFAS No. 131 requires the Company to report certain information about operating segments in complete sets of financial statements and in condensed financial statements of interim periods issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. See Notes 16 and 17.

Pensions and other Postretirement benefits

     The Company adopted Statement of Financial Accounting Standards No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits" ("SFAS No. 132") on December 31, 1998. SFAS No. 132 standardizes the disclosure requirements for pensions and other postretirement benefits to the extent practicable, requires additional information on changes in the benefit obligations and fair values of plan assets that will facilitate financial analysis, and eliminates certain disclosures that are no longer useful. See
Note 13.

New Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Investments and Hedging Activities," (SFAS No. 133"). SFAS No. 133 establishes accounting and reporting standards for derivatives and hedging activities and supercedes several existing standards. SFAS No. 133, as amended by SFAS No. 137, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The Company does not expect that the adoption of SFAS No. 133 will have a material impact on the consolidated financial statements.

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

Reclassifications

     Certain prior year amounts have been reclassified to conform to the 1999 presentation.

           PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     (in thousands, except per share data)

2.   Acquisitions:

Poolings

     In March 1999, the Company acquired ATP, Inc. ("PPD ATP"), a health information services company. PPD ATP provides customized inbound and outbound telecommunications programs targeting consumers and health care providers. The Company acquired all of the outstanding stock of PPD ATP in exchange for issuance of approximately 876 shares of the Company's common stock. Outstanding PPD ATP options were exchanged for options to acquire approximately 216 shares of the Company's common stock. This acquisition was accounted for using the pooling of interests method. Results of operations for PPD ATP are included in the consolidated results of operations of the Company beginning January 1, 1999. Results of operations of the Company for periods prior to January 1, 1999 were not restated as PPD ATP's results of operations for the year ended December 31, 1998 were not material to the Company's 1999 operating results.

     In March 1997, the Company acquired all of the outstanding stock of Belmont Research, Inc. ("Belmont") in exchange for issuance of approximately 502 shares of the Company's common stock plus outstanding options to purchase approximately 115 shares of the Company's common stock. In June 1997, the Company acquired all of the outstanding stock of SARCO, Inc. ("SARCO"). The consideration for SARCO consisted of issuance of 263 shares of the Company's common stock. In November 1997, the Company acquired all of the outstanding stock of Intek Labs, Inc. ("Intek"). The consideration for Intek consisted of issuance of 400 shares of the Company's common stock. All three of these acquisitions were accounted for as pooling of interests transactions. Pro forma information is not presented nor have the Company's consolidated financial statements for 1996 been restated to reflect the impact of these acquisitions as the results of operations of Belmont, SARCO and Intek prior to the dates of the acquisitions are not material individually or collectively to the Company.

Purchases

     In January 1998, the Company acquired two environmental consulting businesses for a total of $1,006 in cash and potential for the former owners to earn an additional amount depending on the profitability of the businesses for a certain period after the acquisition. In connection with these acquisitions, the Company recorded approximately $900 in goodwill. These businesses were disposed of with the rest of the environmental sciences segment on January 31, 1999. See Note 4.

     In January 1997, the Company acquired Technical Assessment Systems, Inc. ("TAS") for $490 in cash, a note for approximately $300 and the potential to earn an additional amount depending on TAS's profitability for a certain period after the acquisition. In connection with the acquisition, the Company recorded $1,070 in goodwill. This business was disposed of with the rest of the environmental sciences segment on January 31, 1999. See Note 4. In June 1997, the Company acquired the GSX System, a functional genomics platform technology. The GSX System was purchased for approximately $8,700 in cash. Liabilities assumed in this transaction were $832. Pro forma information is not presented as the acquired companies' results of operations prior to the dates of the acquisitions are not material individually or collectively to the Company.

3.   Sale of Business:

     In February 1998, the Company, through its subsidiary Clinix International Inc., sold substantially all of the assets of the Chicago Center for Clinical Research ("CCCR"). The consideration received by the Company for CCCR totaled approximately $7,785, which was comprised of $5,285 in cash and a promissory note of $2,500 payable over five years. The sale resulted in a gain of approximately $1,071 that was recognized as other income during the first quarter of 1998. As part of the sales agreement, the Company continued to provide CCCR with certain clinical and administrative services for an agreed upon amount through the first quarter of 1999.

          PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     (in thousands, expect per share date)

4.   Discontinued Operations:

     Effective January 31, 1999, the Company sold its environmental sciences segment ("ENVIRON") to Environ Holdings, Inc., a new company formed by the management of the environmental sciences segment, for total consideration of approximately $26,244 in a management buyout. The Company received cash of $1,244, a four-year note for $7,000 and a 12-year note for $18,000. See Note 7. The sale resulted in no gain or loss because the sales price was equal to the book value of the net assets sold at the date of the sale. In the first quarter of 1999, the Company received full pre-payment of the four-year note.

     The consolidated balance sheet at December 31, 1999 and 1998 includes the following assets and liabilities of the environmental sciences segment:

                                                   December 31,
                                              ----------------------
                                                1999          1998
                                              --------      --------
     Current assets                            $     -      $ 24,214
     Total assets                                    -        32,527

     Current liabilities                             -         6,030
     Total liabilities                               -         6,209
                                               -------      --------
     Net assets of discontinued operations     $     -      $ 26,318
                                               =======      ========

     The operating results of the environmental sciences segment for the years ended December 31, 1999, 1998 and 1997 were as follows:

                                                           Years Ended December 31,
                                                   ------------------------------------
                                                     1999          1998          1997
                                                   --------     ----------     --------
            Net revenues                           $  3,866      $ 50,056        47,785
            Income (loss) from operations              (629)        7,627         6,863
            Net (loss) income                          (395)        4,614         4,152

5.   Accounts Receivable and Unbilled Services:

     Accounts receivable and unbilled services consisted of the following:

                                                       December 31,
                                              -----------------------------
                                                 1999                1998
                                              ---------            --------
     Trade:
         Billed                               $  70,005            $  75,405
         Unbilled                                45,814               51,702
         Reserve for doubtful accounts           (1,066)              (2,042)
                                              ---------            ---------
                                              $ 114,753            $ 125,065
                                              =========            =========

     Change in reserve for doubtful accounts consisted of the following:

                                                            Years Ended December 31,
                                                    -----------------------------------
                                                      1999         1998         1997
                                                    --------     --------     ---------
         Balance at beginning of period             $  2,042     $  1,515     $   1,511
         Additions charged to costs and expenses         409          993           647
         Deductions                                     (516)        (466)         (740)
         Sale of environmental sciences segment         (869)           -             -
         Other changes                                     -            -            97
                                                    --------     --------     ---------
         Balance at end of period                   $  1,066     $  2,042     $   1,515
                                                    ========     ========     =========

          PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     (in thousands, expect per share date)

6.  Property and Equipment:

    Property and equipment, stated at cost, consisted of the following:

                                                          December 31,
                                                      --------------------
                                                        1999        1998
                                                      --------   ---------
    Land                                              $  1,159    $    519
    Buildings and leasehold improvements                15,000      14,002
    Construction in progress and asset deposits          2,216       2,621
    Furniture and equipment                             48,765      41,296
    Computer equipment and software                     43,325      43,688
                                                      --------    --------
                                                       110,465     102,126
    Less accumulated depreciation and amortization      58,183      59,617
                                                      --------    --------
                                                      $ 52,282    $ 42,509
                                                      ========    ========

    The annual depreciation and amortization charges on property and equipment for each of the three years ended December 31, 1999, 1998 and 1997 were $13,936, $12,887 and $10,830, respectively.

    The Company had property and equipment under capital leases of $374 and $47 at December 31, 1999 and 1998, respectively.

7.  Notes Receivable:

    Notes receivable consisted of the following:

                                                                            December 31,
                                                                     -------------------------
                                                                       1999             1998
                                                                     --------          -------
    Note receivable from sale of CCCR                                $  1,500          $ 2,000
    Note receivable from sale of environmental sciences segment        16,214                -
                                                                     --------          -------
                                                                     $ 17,714          $ 2,000
                                                                     ========          =======

    The note receivable related to the sale of CCCR (see Note 3) bears interest at a rate of 10% and will be received over a five year period, which began on February 27, 1998, in equal annual payments.

    The note receivable related to the sale of the Company's environmental sciences segment (see Note 4) will be received over twelve years. The first four years are interest only payments with the first payment received on December 31, 1999. Principal payments commence on December 31, 2003. The note bears interest at a rate of 8%.

8.  Other Assets:

    Other assets consisted of the following:
                                                              December 31,
                                                          ---------------------
                                                           1999          1998
                                                          -------       -------
    Investment in PPGx                                    $ 4,186       $     -
    Investment in DAS                                       1,500         1,500
    Long-term deferred tax asset                            1,280         1,555
    Intangible and other assets, net of accumulated
      amortization of $1,106 and $1,190, respectively       1,631         1,183
                                                          -------       -------
                                                          $ 8,597       $ 4,238
                                                          =======       =======

          PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     (in thousands, expect per share date)

8.   Other Assets (Continued):

     In February 1999, the Company formed a joint venture, PPGx, with Axys Pharmaceuticals, Inc. ("Axys") to pursue the business of pharmacogenomics. The Company contributed $1,500, the net assets of Intek, and assigned the rights to a certain software license from Axys for an 18.2% ownership interest in PPGx. The Company is accounting for the investment in PPGx using the cost method of accounting for investments.

     The Company owns 600 shares of Digital Arts and Sciences ("DAS") Series D preferred stock, which represent approximately 6.8% ownership of DAS as of December 31, 1999 and 1998. The Company's investment in DAS is being accounted for using the cost method.

     The annual amortization charges on intangible assets for each of the three years ended December 31, 1999, 1998 and 1997 were $153, $88 and $163, respectively.

9.   Other Accrued Expenses:

     Other accrued expenses consisted of the following:

                                                                           December 31,
                                                                     -----------------------
                                                                      1999           1998
                                                                     -------        --------
     Accrued salaries, wages, benefits and related costs             $ 21,599       $ 21,721
     Other                                                              5,872          6,286
                                                                     --------       --------
                                                                     $ 27,471       $ 28,007
                                                                     ========       ========

10.  Long-Term Debt and Lease Obligations:

     Long-term debt consisted of the following:

                                                                           December 31,
                                                                     ------------------------
                                                                       1999            1998
                                                                     -------          -------
     Unsecured line of credit facility                               $     -          $ 3,300
     Equipment leases at interest rates up to 9%                         374               47
     Various notes at interest rates up to 9%                            196              394
                                                                     -------          -------
                                                                         570            3,741
     Less current maturities                                             211            3,580
                                                                     -------          -------
                                                                     $   359          $   161
                                                                     =======          =======

     In June 1998, the Company obtained a $50,000 revolving credit facility with First Union National Bank. Interest accrues on amounts borrowed at a floating rate currently equal to LIBOR plus 0.625% per year. Indebtedness under the line is unsecured and subject to certain covenants relating to financial ratios and tangible net worth. The unused portion of the loan is available to provide working capital and for general corporate purposes. As of December 31, 1999, the Company had $5,700 reserved under this facility in the form of a letter of credit. This credit facility expires in June 2000, at which time any outstanding balance is due.

     In August 1999, the Company renegotiated a credit facility for $50,000 with Wachovia Bank, N.A. Interest accrues on amounts borrowed at a floating rate equal to LIBOR plus 0.625% per year. Indebtedness under the line is unsecured and subject to certain covenants relating to financial ratios and tangible net worth. As of December 31, 1998, the Company had $3,300 outstanding under this facility, of which the entire amount was paid in June 1999. This credit facility expires in August 2000, at which time any outstanding balance is due.

          PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     (in thousands, expect per share date)


10.  Long-Term Debt and Lease Obligations (Continued):

     For the years subsequent to December 31, 1999, annual maturities of long-term debt and payment obligations on capital leases are:

                         2000                   $ 211
                         2001                     188
                         2002                     120
                         2003                       4
                         2004                       5
                         2005 and thereafter       42
                                                -----
                                                $ 570
                                                =====
Operating Leases

     The Company is obligated under noncancellable leases expiring at various dates through 2015 relating to its operating facilities and certain equipment. Rental expense for all operating leases, net of sublease income, was $13,625, $13,330 and $13,492 for the years ended December 31, 1999, 1998 and 1997, respectively.

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

     Future minimum payments for all operating lease obligations for years subsequent to December 31, 1999 are as follows:

            2000                   $ 15,819
            2001                     15,271
            2002                     12,885
            2003                     11,986
            2004                     11,540
            2005 and thereafter      56,386
                                   --------
                                   $123,887
                                   ========

11.  Stock Plans:

Stock Incentive Program

     The Company has two stock option plans (the "Plans") under which the Company may grant options to its employees and directors for up to 3,600 shares of common stock. Under the Plans, the exercise price of each option granted must equal the market price of the Company's stock on the date of grant and an option's maximum exercise term is 10 years. Options are granted upon approval of the Board of Directors and vest over various periods, as determined by the Board of Directors at the date of the grant. The majority of the Company's options vest over a period of three years.

           PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     (in thousands, except per share data)


11.  Stock Plans (Continued):

     On January 1, 1996, the Company adopted the disclosure requirements of Statement of Financial Accounting Standards No. 123 ("SFAS No. 123"), "Accounting for Stock Based Compensation." As permitted by SFAS No. 123, the Company has chosen to apply Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations in accounting for the Plans. Accordingly, no compensation cost has been recognized for options granted under the Plans. Had compensation cost for the Company's Plans been determined based on the fair value at the grant dates for awards under the Plans consistent with the method required by SFAS No. 123, the Company's net income and diluted net income per share would have been the pro forma amounts indicated below.

                                       1999                  1998               1997
                                -------------------  -------------------  -------------------
                                As                   As                      As
                                Reported  Pro Forma  Reported  Pro Forma  Reported  Pro Forma
                                --------  ---------  --------  ---------  --------  ---------
Net income                       $28,496    $25,232   $19,769    $17,236    $9,602     $7,730
Diluted net income per share     $  1.15    $  1.02   $  0.85    $  0.74    $ 0.42     $ 0.34

     For the purposes of the pro forma presentation above, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 1999, 1998 and 1997: expected volatility of 81.1%, 60.3% and 58.7%, respectively; risk-free interest of 6.19%, 5.75% and 6.0%, respectively; and expected lives of five years. The resulting estimated weighted average fair value of options granted during 1999, 1998 and 1997 was $13.71, $13.49 and $9.48 per share, respectively. All options granted during the years ended December 31, 1999, 1998 and 1997 were granted with an exercise price equal to the fair value of the Company's common stock at the grant date. The estimated pro forma amounts above include the compensation cost for the Company's Employee Stock Purchase Plan based on the fair value of the contributions under this plan consistent with the method of SFAS No. 123.

     A summary of the status of the Plans as of December 31, 1999, 1998 and 1997, and changes during the years ending on those dates, is presented below:

                                              1999                        1998                      1997
                                    -------------------------  -------------------------  ------------------------
                                                 Weighted                    Weighted                  Weighted
                                                 Average                     Average                   Average
                                     Shares    Exercise Price   Shares    Exercise Price   Shares   Exercise Price
                                    ---------  --------------  ---------  --------------  --------  --------------
Outstanding at beginning of year       1,574           $21.67     1,532           $20.53    1,274           $22.28
Granted                                  594            14.22       381            23.20      526            15.56
Exercised                               (221)           18.78      (256)           15.69     (158)           14.74
Forfeited                               (340)           24.67       (83)           25.97     (110)           24.55
                                       -----                      -----                     -----
Outstanding at end of year             1,607           $18.69     1,574           $21.67    1,532           $20.53
                                       =====           ======     =====           ======    =====           ======
Options exercisable at year end        1,008           $18.40       837           $21.90      841           $20.80
                                       =====           ======     =====           ======    =====           ======

     Included in options granted during the year ended December 31, 1999, were 216 options granted due to the acquisition of ATP. (See Note 2).

           PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     (in thousands, except per share data)



11.  Stock Plans (Continued):

     The following table summarizes information about the Plans' stock options at December 31, 1999:

                                         Options Outstanding                     Options Exercisable
                           ------------------------------------------------  ---------------------------
                             Number      Weighted Average       Weighted       Number        Weighted
        Range of           Outstanding       Remaining          Average      Exercisable     Average
     Exercise Prices       at 12/31/99   Contractual Life    Exercise Price  at 12/31/99  Exercise Price
-------------------------- -----------   ----------------  ----------------  -----------  --------------
    $  0.00-$ 10.00             217          8.8 years           $  4.43          193         $  4.04
    $ 10.01-$ 20.00             616          7.7 years           $ 14.63          312         $ 16.05
    $ 20.01-$ 30.00             704          6.3 years           $ 25.06          496         $ 25.18
    $ 30.01-$ 40.00              64          9.1 years           $ 33.77            1         $ 33.50
    $ 40.01-$ 50.00               6          2.2 years           $ 40.55            6         $ 40.55
                              -----                                             -----
                              1,607                                             1,008
                              =====                                             =====

Savings Related Stock Option Plan

     The Company has a United Kingdom Savings Related Stock Option Plan under which options are granted to employees who elect to purchase shares of common stock at the end of a five or seven-year period. Savings are accumulated through voluntary payroll deductions. The Company contributes a bonus to each participant's savings account equal to nine monthly contributions at the end of the five-year period and 18 monthly contributions at the end of the seven-year period. When the savings period ends, the employee may elect to purchase the shares using the savings balance, including the bonus; purchase some of the shares and receive the savings balance in cash; or receive the savings and bonus in cash. Currently, employees of the Company's United Kingdom subsidiary, Pharmaco International Ltd., participate in this plan. Outstanding options of APBI at the time of the merger with the Company in 1996 were converted into options to purchase the Company's common stock in accordance with the exchange ratio provided for in the merger agreement.

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

           PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     (in thousands, except per share data)


11.  Stock Plans (Continued):

     At December 31, 1999, $1,073 had been contributed to the ESPP relating to unissued shares. Shares were not issued on December 31, 1999 since the market had to be closed before a purchase price could be determined. On January 5, 2000, 106 shares were issued. During 1999, $2,048 had been contributed to the ESPP and 98 shares were issued. The compensation costs for the ESPP as determined based on the fair value of the contributions under the ESPP, consistent with the method of SFAS No. 123, was $466 and $532 and is reflected in the pro forma net income and diluted net income per share for 1999 and 1998, respectively as disclosed above.

12.  Income Taxes:

     The components of income (loss) before provision for income taxes were as follows:



                                                           Years Ended December 31,
                                                        ------------------------------
                                                           1999       1998       1997
                                                        --------   --------   --------
     Domestic                                           $ 38,782   $ 24,875   $ 10,044
     Foreign                                               2,263       (272)    (1,231)
                                                        --------    -------    -------
     Income (loss) from continuing operations             41,045     24,603      8,813
     Domestic                                               (683)     7,357      6,169
     Foreign                                                  37        269        694
                                                        --------   --------    -------
     Income from discontinued operations                    (646)     7,626      6,863
                                                        --------   --------    -------
          Total                                         $ 40,399   $ 32,229    $15,676
                                                        ========   ========    =======

     The components of the provision for income taxes were as follows:


                                                           Years Ended December 31,
                                                        -----------------------------
                                                           1999       1998      1997
                                                        ---------   --------   ------
     State income taxes:
          Current                                       $  1,620    $    942   $   313
          Deferred                                          (329)         99       (97)
     Federal income taxes:
          Current                                         10,113       9,607     5,305
          Deferred                                          (589)      1,549       115
     Foreign income taxes:
          Current                                          1,288         503       438
          Deferred                                          (200)       (240)        -
                                                        --------    --------   -------
     Provision for income taxes                         $ 11,903    $ 12,460   $ 6,074
                                                        ========    ========   =======

     The income tax provision is included in the financial statements as follows:

                                                           Years Ended December 31,
                                                        -------------------------------
                                                           1999       1998        1997
                                                        ---------   -------     -------
     Continuing operations                              $ 12,154    $  9,448    $ 3,363
     Discontinued operations                                (251)      3,012      2,711
                                                        --------    --------    -------
          Total                                         $ 11,903    $ 12,460    $ 6,074
                                                        ========    ========    =======

           PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     (in thousands, except per share data)



12.  Income Taxes (Continued):

     The 1999, 1998 and 1997 current foreign income tax expense represents the foreign income tax liabilities associated with the Company's foreign operations.

     The 1999 federal and state tax expense reflects the benefit related to the utilization of capital loss carryforwards to offset the capital gains derived from the Company's investment activities.

     Taxes computed at the statutory U.S. federal income tax rate of 35% are reconciled to the provision for income taxes as follows:

                                                                                     Years Ended December 31,
                                                                                    ----------------------------
                                                                                      1999       1998     1997
                                                                                    --------- --------- --------
     Effective tax rate                                                                 29.5%     38.7%    38.7%
                                                                                    ========  ========  =======
     United States federal statutory rate of 35%                                    $ 14,140  $ 11,280  $ 5,487
     State taxes (net of federal benefit)                                                839       677      237
     Utilization of capital loss carry forward                                        (3,853)   (1,799)       -
     Tax gain in excess of book                                                            -     1,319        -
     Foreign taxes in excess of U.S. rate                                                591       423        -
     Allowance for limitation of utilization of foreign
       tax losses                                                                        (91)      (38)     533
     Goodwill and other items not deductible for income
       tax purposes                                                                      432       450      449
     Other                                                                               261       175     (371)
     Benefit of federal statutory rate reduction from 35% to 34%                           -         -     (100)
     Deferred taxes set up for S to C conversion on
       acquisitions                                                                     (211)        -     (161)
     Change in valuation allowance                                                      (205)      (27)       -
                                                                                    --------  --------  -------
     Provision for income taxes                                                     $ 11,903  $ 12,460  $ 6,074
                                                                                    ========  ========  =======

     During 1997, the Company began recording deferred taxes at a 35% federal rate due to expected levels of income in the future.

     Components of the net current deferred tax asset are as follows:

                                                                 December 31,
                                                              ------------------
                                                                1999      1998
                                                              --------  --------
     Future benefit of foreign net operating losses           $ 2,732   $ 2,736
     Allowance for doubtful accounts                              319       413
     Accruals                                                   3,157     2,002
     Valuation allowance                                       (2,196)   (2,400)
                                                              -------   -------
     Net current deferred tax asset                           $ 4,012   $ 2,751
                                                              =======   =======

           PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     (in thousands, except per share data)



12.  Income Taxes (Continued):

     Components of the net long-term deferred tax asset, which are included in other assets on the consolidated balance sheets, are as follows:

                                                                  December 31,
                                                               -----------------
                                                                 1999     1998
                                                               -------- --------
     Depreciation and amortization                             $ 2,148  $ 1,504
     Deferred rent                                                   -      220
     Other                                                        (868)    (169)
                                                               -------  -------
     Net long-term deferred tax asset                          $ 1,280  $ 1,555
                                                               =======  =======

     A valuation allowance was recorded against the foreign net operating loss carryforwards because there is a significant uncertainty that the deferred tax assets will be realized.

     The cumulative amount of undistributed earnings of foreign subsidiaries for which the Company has not provided U.S. income taxes at December 31, 1999 was $2,132. No provision has been made for the additional taxes that would result from the distribution of earnings of foreign subsidiaries since such earnings have been permanently reinvested in the foreign operations.

     During 1997, the Company utilized all U.S. net operating loss carryforwards and alternative minimum tax credit carryforwards.

13.  Employee Savings and Pension Plans:

Savings Plans

     The Company provides a 401(k) Retirement Savings Plan to its U.S. employees. The Company matches 50% of an employee's savings up to 6% of pay, and these contributions vest ratably over a four-year period. Company matching contributions for all employees for each of the three years ended December 31, 1999, 1998 and 1997 were $2,562, $2,201 and 1,945, respectively.

Pension Plans

     Pension costs are determined under the provisions of Statement of Financial Accounting Standards No. 87, "Employers' Accounting for Pensions", and related disclosures are determined under the provisions of Statement of Financial Accounting Standards No. 132, "Employers' Disclosures about Pensions and other Postretirement Benefits," which was adopted by the Company in 1998. There was no impact on the Company's financial statement balances as a result of the adoption of this pronouncement.

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

           PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     (in thousands, except per share data)


13.  Employee Savings and Pension Plans (Continued):

     Pension costs for the U.K. Plan included the following components:

                                                           Years Ended December 31,
                                                         ----------------------------
                                                           1999      1998      1997
                                                         --------  --------  --------
     Service cost-benefits earned
      during the year                                    $    740  $    662  $    738
     Interest cost on projected
      benefit obligation                                      756       777       631
     Expected return on plan assets                        (1,006)     (984)     (954)
     Net amortization and deferral                            205       (13)      (13)
                                                         --------  --------  --------
     Net periodic pension cost                           $    695  $    442       402
                                                         ========  ========  ========

     The change in benefit obligation, change in plan assets and funded status of the defined benefit plan were as follows:

                                                           Years Ended December 31,
                                                         ----------------------------
                                                           1999      1998      1997
                                                         --------  --------  --------
     Change in benefit obligations
      Benefit of obligation at beginning of year         $ 11,545  $  8,528  $  8,404
      Service cost                                            740       662       738
      Interest cost                                           756       777       631
      Net actuarial loss (gain)                             2,047     2,046      (403)
      Benefits paid                                          (273)     (513)     (540)
      Foreign currency translation adjustment                (308)       45      (302)
                                                         --------  --------  --------
      Benefit obligation at end of year                  $ 14,507  $ 11,545  $  8,528
                                                         ========  ========  ========
     Change in plan assets
      Fair value of plan assets at beginning of year     $ 12,579  $ 10,931  $  9,963
      Actual asset return                                   3,626     1,535     1,451
      Employer contributions                                  457       430       366
      Plan participants' contributions                        195       141        50
      Benefits and expenses paid                             (273)     (513)     (540)
      Foreign currency translation adjustment                (334)       55      (359)
                                                         --------  --------  --------
      Fair value of plan assets at end of year           $ 16,250  $ 12,579  $ 10,931
                                                         ========  ========  ========
     Net amount recognized
      Funded status                                      $  1,743  $  1,034  $  2,404
      Unrecognized transition asset                           (69)      (85)      (97)
      Unrecognized net actuarial loss (gain)                  265     1,085      (406)
                                                         --------  --------  --------
      Prepaid pension cost                               $  1,939  $  2,034  $  1,901
                                                         ========  ========  ========

     Assumptions used to determine pension costs and projected benefit obligations were as follows:

                                                           1999      1998      1997
                                                         --------  --------  --------
     Discount rate                                            5.5%      7.5%      8.5%
     Rate of compensation increase                            3.0%      5.0%      6.0%
     Long-term rate of return on plan assets                  8.0%      8.5%      9.5%

           PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     (in thousands, except per share data)


13.  Employee Savings and Pension Plans (Continued):

     Prior to January 31, 1999, the Company maintained the APBI Environmental Sciences Group, Inc. Pension Plan (the "ENVIRON Pension Plan"), a tax-qualified, defined-contribution money-purchase pension plan, for the benefit of its eligible ENVIRON employees. ENVIRON is required to make annual contributions to the ENVIRON Pension Plan in an amount equal to the sum of 3.75% of each eligible employee's total compensation, plus 3.75% of the portion of such employee's compensation in excess of the Social Security wage base. Participants vest in 20% of their account balances after two years of service and 20% per year until they are fully vested. The annual pension expense of the ENVIRON Pension Plan for the two years ended December 31, 1998 and 1997 was $697 and $638, respectively. As of December 31, 1998, accrued pension cost, included in other accrued expenses, was $651.

     All benefits under the ENVIRON Pension Plan became the responsibility of the purchaser of the environmental services segment on January 31, 1999.

14.  Commitments and Contingencies:

     The Company currently maintains liability insurance on a "claims made" basis for professional acts, errors and omissions. The policy has a self-insured retention per claim of $250. As of December 31, 1999 and 1998, there are no open claims related to this coverage above the self-insured retention.

     The Company currently is self-insured for group health for employees located within the United States. The Company maintains insurance on a "claims made" basis, up to a maximum of $100 per occurrence. As of December 31, 1999 and 1998 the Company maintained a reserve of approximately $1,752 and $1,483, respectively, included in other accrued expenses on the consolidated balance sheets to cover estimated open claims and claims incurred but not reported.

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

15.  Related Party Transactions:

     The Company was related through common ownership with E.M. Associates, Inc., which provided investigative board services to the Company. The Company had transactions with E.M. Associates, Inc. of $37 in expenses for the year ended December 31, 1997. There were no transactions with E.M. Associates during the year ended December 31, 1999 or 1998.

16.  Fair Value of Financial Instruments:

     The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

Accounts Receivable, Accounts Payable and Accrued Liabilities

     The carrying amount approximates fair value because of the short maturity of these items.

Notes Receivable

     The notes receivable from the sale of CCCR and ENVIRON are carried at their original value plus any accrued and unpaid interest. The Company believes the carrying value approximates market on December 31, 1999.

           PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     (in thousands, except per share data)


16.  Fair Value of Financial Instruments (Continued):

Investment in DAS and PPGx

     The Company's investment in DAS and PPGx are recorded at $1,500 and $4,186, respectively, at December 31, 1999. The Company's investment in DAS and PPGx are accounted for using the cost method of accounting as the investment in DAS and PPGx are not tradeable and the Company does not exert significant influence on the operations of DAS or PPGx.

Derivative Financial Instrument

     The Company entered into a purchase and sale of a U.S. Treasury Bond with a face value of $520,000 during the fourth quarter of 1999 with the same financial institution. The Company has the legal right of offset with regard to the obligation to pay for the cost of the U.S. Treasury Bond and the investment in the U.S. Treasury Bond. The fair value of this net obligation of $100 at December 31, 1999 was based on the quoted market price of these investments and is determined as follows:

     Fair Value of U.S. Treasury Bond        $ 537,958
     Fair Value of Purchase Obligation        (538,058)
                                             ---------
                                             $    (100)
                                             =========

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

17.  Business Segment Data:

     During 1999 and 1998, the Company operated in three business segments- life sciences, environmental sciences and discovery sciences. The Company sold its environmental sciences segment in January 1999 (see Note 4). Accordingly, the income statements have been restated to conform to the provisions of APB 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual, and Infrequently Occurring Events and Operations". The consolidated balance sheets and statement of cash flows have not been restated to exclude the assets, liabilities and cash flows of the environmental sciences segment.

           PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     (in thousands, except per share data)


17.  Business Segment Data (Continued):

     Revenues by principal business segment are separately stated in the consolidated financial statements. Merger costs and acquired in-process research and development costs incurred in 1999, 1998 and 1997 of $218, $3,163 and $9,670, respectively, were not allocated to the Company's business segments and are shown separately for purposes of business segment analysis. Income taxes are allocated evenly to each division for purposes of business segment analysis, except for the 1999 tax benefit of $3,800 from the reversal of a portion of the valuation allowance on the Company's capital loss carryforward which has been specifically identified to the Life Sciences segment. Income from operations, net income, depreciation and amortization, identifiable assets and capital expenditures by principal business segment were as follows:

                                                       Years Ended December 31,
                                                 -----------------------------------
                                                   1999         1998         1997
                                                 ---------    ---------    ---------
     Income from operations: (a)
         Life sciences                           $  44,669    $  28,693    $  19,344
         Discovery sciences                         (7,743)      (4,489)      (2,325)
         Merger costs and acquired in-process
           research and development costs             (218)      (3,163)      (9,670)
                                                 ---------    ---------    ---------
         Total                                   $  36,708    $  21,041    $   7,349
                                                 =========    =========    =========

     Net income:
         Life sciences                           $  33,630    $  17,882    $   6,856
         Discovery sciences                         (4,739)      (2,727)      (1,406)
         Environmental sciences                       (395)       4,614        4,152
                                                 ---------    ---------    ---------
         Total                                   $  28,496    $  19,769    $   9,602
                                                 =========    =========    =========

     Depreciation and amortization: (a)
         Life sciences                           $  14,294    $  11,897    $  10,651
         Discovery sciences                            548          420          229
                                                 ---------    ---------    ---------
         Total                                   $  14,842    $  12,317    $  10,880
                                                 =========    =========    =========

     Identifiable assets: (b)
         Life sciences                           $ 286,424    $ 200,382    $ 165,855
         Discovery sciences                          2,279        3,672        1,465
         Environmental sciences                          -       32,528       29,727
                                                 ---------    ---------    ---------
         Total                                   $ 288,703    $ 236,582    $ 197,047
                                                 =========    =========    =========

     Capital expenditures:
         Life sciences                           $  22,644    $  16,866    $  11,589
         Discovery sciences                            589          740          495
         Environmental sciences                          -        1,737        1,515
                                                 ---------    ---------    ---------
         Total                                   $  23,233    $  19,343    $  13,599
                                                 =========    =========    =========

(a) Does not include results of operations of the environmental sciences segment which was sold January 31, 1999. See Note 4.

(b) The note receivable from the sale of the environmental sciences segment is included in the Life Sciences segment. See Note. 4.

           PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     (in thousands, except per share data)


18.  Operations by Geographic Area:

     The following table presents information about the Company's operations by geographic area:

                                                    Years Ended December 31,
                                                 ------------------------------
                                                   1999       1998       1997
                                                 --------   --------   --------
     Net revenue:  (a)
         United States                           $257,717    199,295    162,822
         U.K.                                      16,391     16,506     14,583
         Other (b)                                 28,422     19,752     10,082
                                                 --------   --------   --------
         Total                                   $302,530   $235,553   $187,487
                                                 ========   ========   ========
     Operating income (loss): (a)
         United States                           $ 35,362   $ 20,749   $  8,778
         U.K.                                        (469)    (1,004)      (575)
         Other (b)                                  1,815      1,296       (854)
                                                 --------   --------   --------
         Total                                   $ 36,708   $ 21,041   $  7,349
                                                 ========   ========   ========
     Identifiable assets:
         United States                           $244,403   $183,411   $157,543
         U.K.                                      27,988     36,825     27,063
         Other (b)                                 16,312     16,346     12,441
                                                 --------   --------   --------
         Total                                   $288,703   $236,582   $197,047
                                                 ========   ========   ========

(a) Does not include results of operations of the environmental sciences segment which was sold January 31, 1999. See Note 4.

(b) Principally consists of revenue from 16 countries, ten of which are located in Europe, none of which individually comprise more than 5% of net revenue, operating income (loss) or identifiable assets.

           PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     (in thousands, except per share data)


19.  Quarterly Financial Data (Unaudited):


               1999                    First     Second    Third      Fourth    Total
-----------------------------------    -----     ------    -----      ------    -----
Net revenue                          $ 69,610   $ 76,254  $ 79,358   $ 77,308  $302,530
Operating income                        9,029      9,805    10,962      6,912    36,708
Net income from continuing
  operations                            6,256      6,622     7,396      8,617    28,891
Net income (loss) from operations
  of discontinued environmental
  sciences segment                       (125)         -      (270)         -      (395)
Net income                              6,131      6,622     7,126      8,617    28,496
Net income per share:
     Basic                           $   0.25   $   0.27  $   0.29   $   0.35  $   1.16
     Diluted                         $   0.25   $   0.27  $   0.29   $   0.35  $   1.15
Income from continuing
  operations per share:
     Basic                           $   0.26   $   0.27  $   0.30   $   0.35  $   1.18
     Diluted                         $   0.25   $   0.27  $   0.30   $   0.35  $   1.16

             1998 (a)
-----------------------------------
Net revenue                          $ 52,153   $ 57,465  $ 61,452   $ 64,483  $235,553
Operating income                        3,976      2,183     6,596      8,286    21,041
Net income from continuing
  operations                            3,434      1,669     4,428      5,624    15,155
Net income from operations of
  discontinued environmental
  sciences segment                      1,102      1,206     1,198      1,108     4,614
Net income                              4,536      2,875     5,626      6,732    19,769
Net income per share:
     Basic                           $   0.20   $   0.12  $   0.24   $   0.29  $   0.85
     Diluted                         $   0.20   $   0.12  $   0.24   $   0.29  $   0.85
Income from continuing
  operations per share:
     Basic                           $   0.15   $   0.07  $   0.19   $   0.24  $   0.65
     Diluted                         $   0.15   $   0.07  $   0.19   $   0.24  $   0.65

________________

(a) Quarterly financial operating results have been restated to reflect the environmental sciences segment as discontinued operations.

           PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     (in thousands, except per share data)


20.  Subsequent Events:

           In February 2000, the Company acquired the assets of the Pharmazyme division of Immune Complex Corporation for $1,500 in cash. This acquisition will be accounted for using the purchase method of accounting and the Company will record goodwill in excess of the fair market value of the assets acquired. Pharmazyme is a developer, producer and marketer of drug metabolism reagent products and services.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   PHARMACEUTICAL PRODUCT DEVELOPMENT, INC.


Date: March 1, 2000                By:    /s/ Fredric N. Eshelman, Pharm.D.
                                          ---------------------------------
                                   Name:  Fredric N. Eshelman, Pharm.D.
                                   Title: Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Fredric N. Eshelman, Pharm.D.    Director and Chief Executive Officer         March 1, 2000
----------------------------------   (Principal Executive Officer)
Fredric N. Eshelman, Pharm.D.

/s/ Linda Baddour                    Interim Chief Financial Officer and Chief    March 1, 2000
----------------------------------
Linda Baddour                        Accounting Officer (Principal Financial
                                     Officer)

/s/ Ernest Mario, Ph.D.              Director                                     March 1, 2000
----------------------------------
Ernest Mario, Ph.D.

/s/ Stuart Bondurant, M.D.           Director                                     March 1, 2000
----------------------------------
Stuart Bondurant, M.D.

/s/ Abraham Cohen                    Director                                     March 1, 2000
----------------------------------
Abraham E. Cohen

/s/ Frederick Frank                  Director                                     March 1, 2000
----------------------------------
Frederick Frank

/s/ Paul J. Rizzo                    Director                                     March 1, 2000
----------------------------------
Paul J. Rizzo

/s/ John A. McNeill, Jr.             Director                                     March 1, 2000
----------------------------------
John A. McNeill, Jr.

/s/ Donald C. Harrison, M.D.         Director                                     March 1, 2000
----------------------------------
Donald C. Harrison, M.D.