Form 10-Q
period 2000-03-31
PHARMACEUTICAL PRODUCT DEVELOPMENT INC
filed 2000-05-03
CIK 1003124

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

    For the quarterly period ended March 31, 2000.

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


    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 24,844,944 shares of common stock, par value $0.10 per share, as of April 28, 2000.

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

                                      INDEX

                                                                                                       PAGE
                                                                                                       ----
PART I.  FINANCIAL INFORMATION
Item 1. Financial Statements
     Consolidated Condensed Statements of Operations for the Three Months Ended
       March 31, 2000 and 1999......................................................................     3
     Consolidated Condensed Balance Sheets as of March 31, 2000
       and December 31, 1999........................................................................     4
     Consolidated Condensed Statements of Cash Flows for the Three Months Ended
       March 31, 2000 and 1999......................................................................     5
     Notes to Consolidated Condensed Financial Statements...........................................     6
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.......     8
Item 3. Quantitative and Qualitative Disclosures about Market Risk..................................    13

PART II. OTHER INFORMATION
Item 6. Exhibits and Reports on Form 8-K............................................................    14
Signatures..........................................................................................    15

FORWARD-LOOKING STATEMENTS

         Statements in this Quarterly Report on Form 10-Q that are not descriptions of historical facts are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements reflect management's current view with respect to certain future events and financial performance, but are subject to risks and uncertainties. Actual results could differ materially from those currently anticipated due to a number of factors, including those set forth herein and in the Company's other Securities and Exchange Commission ("SEC") filings, and including, in particular: risks relating to government regulation; dependence on certain industries; the fixed price nature of contracts; the commencement, completion or cancellation of large contracts; progress of ongoing contracts; potential liability associated with the Company's lines of business; risks associated with acquisitions; continued success in sales growth; dependence on personnel; management of growth; and competition. Because a large percentage of the Company's operating costs are relatively fixed variations in the timing and progress of large contracts can materially affect results. See "Part I. Financial Information. Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Potential Volatility of Quarterly Operating Results and Stock Price".

            PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



                                                                              Three Months Ended
                                                                                   March 31,
                                                                             -----------------------------
                                                                                2000              1999
                                                                             ---------           ---------
Life sciences revenues, net of subcontractor costs of
    $26,145 and $23,152, respectively                                        $  78,365           $  68,773
Discovery sciences revenues, net of subcontractor costs of
    $6 and $16, respectively                                                     3,396                 837
                                                                             ---------           ---------
Net revenue                                                                     81,761              69,610
                                                                             ---------           ---------
Direct costs - Life sciences                                                    40,373              33,378
Direct costs - Discovery sciences                                                1,698               1,483
Selling, general and administrative expenses                                    26,400              22,037
Depreciation and amortization                                                    3,998               3,465
Merger costs                                                                         -                 218
                                                                             ---------           ---------
                                                                                72,469              60,581
                                                                             ---------           ---------
Operating income                                                                 9,292               9,029
Interest income, net                                                             1,241                 804
Other income, net                                                                  154                 389
                                                                             ---------           ---------
Income from continuing operations before provision
    for income taxes                                                            10,687              10,222
Provision for income taxes                                                       4,047               3,966
                                                                             ---------           ---------
Income from continuing operations                                                6,640               6,256
Loss from operations of discontinued environmental
    sciences segment, net of income taxes of $0 and $(79),
    respectively                                                                     -                (125)
                                                                             ---------           ---------
Net income                                                                   $   6,640           $   6,131
                                                                             =========           =========

Income from continuing operations per share:
    Basic                                                                    $     0.27          $    0.26
                                                                             ==========          =========
    Diluted                                                                  $     0.27          $    0.25
                                                                             ==========          =========
Loss from discontinued operations per share:
    Basic                                                                    $        -          $   (0.01)
                                                                             ==========          =========
    Diluted                                                                  $        -          $   (0.01)
                                                                             ==========          =========
Net income per share:
    Basic                                                                    $     0.27          $    0.25
                                                                             ==========          =========
    Diluted                                                                  $     0.27          $    0.25
                                                                             ==========          =========
Weighted average number of common shares outstanding:
    Basic                                                                        24,748             24,434
    Dilutive effect of stock options                                                197                481
                                                                             ----------          ---------
    Diluted                                                                      24,945             24,915
                                                                             ==========          =========


        The accompanying notes are an integral part of these consolidated condensed financial statements.

            PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                 (IN THOUSANDS)


                                     ASSETS


                                                                            March 31,              December 31,
                                                                              2000                     1999
                                                                          -----------             -------------
                                                                           (unaudited)
Current assets
   Cash and cash equivalents                                              $     73,687              $    61,251
   Accounts receivable and unbilled services, net                              103,510                  114,753
   Investigator advances                                                         2,720                    2,069
   Prepaid expenses and other current assets                                    15,239                   16,802
   Deferred tax asset                                                            3,278                    4,012
                                                                           -----------              -----------
     Total current assets                                                      198,434                  198,887

Property, plant and equipment, net                                              53,947                   52,282
Goodwill, net                                                                    9,972                    9,437
Note receivable                                                                 19,000                   19,500
Other assets, net                                                                9,902                    8,597
                                                                           -----------              -----------
     Total assets                                                          $   291,255              $   288,703
                                                                           ===========              ===========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
   Accounts payable                                                        $     6,570              $    10,103
   Payables to investigators                                                     5,150                    5,916
   Other accrued expenses                                                       25,963                   27,471
   Unearned income                                                              48,402                   50,213
   Current maturities of long-term debt                                            396                      211
                                                                           -----------              -----------
     Total current liabilities                                                  86,481                   93,914

Long-term debt, less current maturities                                            745                      359
Deferred rent and other                                                          2,103                    1,966
                                                                           -----------              -----------
     Total liabilities                                                          89,329                   96,239
                                                                           -----------              -----------

Shareholders' equity
   Common stock                                                                  2,480                    2,463
   Paid-in capital                                                             136,405                  134,029
   Retained earnings                                                            65,337                   58,697
   Accumulated other comprehensive loss                                         (2,296)                  (2,725)
                                                                           -----------              -----------
     Total shareholders' equity                                                201,926                  192,464
                                                                           -----------              -----------

     Total liabilities and shareholders' equity                            $   291,255              $   288,703
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

            PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)


                                                                                  Three Months Ended
                                                                                       March 31,
                                                                         ------------------------------------
                                                                               2000                  1999
                                                                         ---------------         ------------
Cash flows from operating activities:
   Net income                                                             $      6,640            $     6,131
   Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation and amortization                                              3,998                  3,662
      Change in operating assets and liabilities                                 5,629                 (3,950)
                                                                           -----------              ---------
         Net cash provided by operating activities                              16,267                  5,843
                                                                           -----------              ---------

Cash flows from investing activities:
      Cash received from repayment of note receivable                              500                    500
      Cost method investments                                                        -                 (3,500)
      Purchases of property and equipment                                       (4,367)                (6,457)
      Proceeds from sale of property and equipment                                  74                      -
      Net cash (paid for) received from acquisitions                            (1,500)                   738
      Net cash received in sale of business                                          -                  3,421
                                                                           -----------              ---------
         Net cash used in investing activities                                  (5,293)                (5,298)
                                                                           -----------              ---------

Cash flows from financing activities:
      Proceeds from long-term debt                                                   -                    982
      Repayment of long-term debt                                                  (94)                  (102)
      Repayment of capital leases obligation                                      (147)                     -
      Proceeds from exercise of stock options
        and employee stock purchase plan                                         2,201                  4,230
                                                                           -----------              ---------
         Net cash provided by financing activities                               1,960                  5,110
                                                                           -----------              ---------
Effect of exchange rate changes on cash                                           (498)                (1,570)
                                                                           -----------              ---------
Net increase in cash and cash equivalents                                       12,436                  4,085
Cash and cash equivalents, beginning of the period                              61,251                 34,083
                                                                           -----------              ---------
Cash and cash equivalents, end of the period                               $    73,687              $  38,168
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

            PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.       ACCOUNTING POLICIES

         The significant accounting policies followed by Pharmaceutical Product Development, Inc. and its subsidiaries (collectively the "Company") for interim financial reporting are consistent with the accounting policies followed for annual financial reporting. These unaudited consolidated condensed financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X, and in management's opinion, all adjustments of a normal recurring nature necessary for a fair presentation have been included. The accompanying consolidated condensed financial statements do not purport to contain all the necessary financial disclosures that might otherwise be necessary in the circumstances and should be read in conjunction with the consolidated financial statements and notes thereto in the Company's Annual Report on Form 10-K for the year ended December 31, 1999. The results of operations for the three-month period ended March 31, 2000 are not necessarily indicative of the results to be expected for the full year or any other period. The amounts on the December 31, 1999 consolidated condensed balance sheet have been derived from the audited financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

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

         RECLASSIFICATIONS

         Some 1999 financial statement amounts have been reclassified to conform to the 2000 presentation.

         RECENT ACCOUNTING PRONOUNCEMENTS

         In December 1999, the SEC issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements," ("SAB 101"), which provides guidance on the recognition, presentation, and disclosures of revenue in financial statements filed with the SEC. SAB 101, as amended by SAB 101A, outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosures related to revenue recognition policies. SAB 101 is not expected to have a significant impact on the Company's revenue recognition policies.

2.       PRINCIPLES OF CONSOLIDATION

         The accompanying unaudited consolidated condensed financial statements include the accounts and operations of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.


3.       ACQUISITIONS
POOLING

         In March 1999, the Company acquired ATP, Inc. a health information services company. ATP provides customized inbound and outbound telecommunications programs targeting consumers and health care providers. The Company acquired all of the outstanding stock of ATP in exchange for issuance of approximately 876,000 shares of the Company's common stock. Outstanding ATP options were exchanged for options to acquire approximately 216,000 shares of the Company's common stock. This acquisition was accounted for using the pooling of interests method. Results of operations for ATP are included in the consolidated results of operations of the Company beginning January 1, 1999.

            PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)
3.       ACQUISITIONS (CONTINUED)

         PURCHASE

         In February 2000, the Company acquired the assets of the Pharmazyme division of Immune Complex Corporation for $1,500,000 in cash. In connection with this acquisition, the Company recorded approximately $929,000 in goodwill. Pharmazyme develops, produces and markets drug metabolism reagent products and services.

4.       EARNINGS PER SHARE

         The computation of basic net income per share information is computed using the weighted average number of shares of common stock outstanding during the period. Diluted net income per common share is computed using the weighted average number of shares of common and dilutive potential common shares outstanding during the period.

5.       DISCONTINUED OPERATIONS

         Effective January 31, 1999, the Company sold its environmental sciences segment to Environ Holdings, Inc., a new company formed by the management of the environmental sciences segment, for total consideration of approximately $26,244,000. The Company received cash of $1,244,000, a four-year note for $7,000,000 and a 12-year note for $18,000,000. The sale resulted in no gain or loss because the sales price was equal to the book value of the net assets sold at the date of the sale. In the first quarter of 1999, the Company received full pre-payment of the four-year note of $7,000,000.

6.       COMPREHENSIVE INCOME

         The Company's total comprehensive income for the three-month periods ended March 31, 2000 and 1999 was $4,344,000 and $4,561,000, respectively. The Company's other comprehensive loss consisted of a decrease in the cumulative translation adjustment for the three-month periods ended March 31, 2000 and 1999 of $3,222,000 and $1,570,000, respectively, and an unrealized gain on investment of $926,000 for the 2000 period.

7.       ACCOUNTS RECEIVABLE AND UNBILLED SERVICES:

         Accounts receivable and unbilled services consisted of the following:


                                                          March 31,               December 31,
                                                            2000                      1999
                                                       --------------             ------------
                                                        (unaudited)

           Billed                                           $60,852                     $70,005
           Unbilled                                          43,656                      45,814
           Reserve for doubtful accounts                       (998)                     (1,066)
                                                       ------------               -------------
                                                           $103,510                   $114,753
                                                           ========                   ========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


COMPANY OVERVIEW

         Pharmaceutical Product Development, Inc. and its subsidiaries (collectively the "Company") provide a broad range of research and development and consulting services in the life sciences and discovery sciences segments. In the life sciences segment, the Company provides worldwide clinical research and development of pharmaceutical products and medical devices, biostatistical analysis and analytical laboratory services. The discovery sciences services include target identification and validation, compound creation, screening and compound selection. The Company provides services under contract to clients in the pharmaceutical, general chemical, agrochemical, biotechnology and other industries. In addition, the Company performs discovery research on compounds for which the Company holds a license. The Company markets its life sciences services primarily in the United States and Europe. The Company's discovery revenues have all been generated in the United States to date.

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

         PPD Informatics became a division of the Company through the Company's acquisition of Belmont Research, Inc. in March 1997. PPD Informatics' clients include international and domestic pharmaceutical and biotechnology companies, and government agencies, including the FDA. PPD Informatics develops specialized software products to support different aspects of the pharmaceutical research and development process, including drug discovery, clinical trials and regulatory review. Current PPD Informatics software products include:
TABLETRANS(R), which automates data transformation; CROSSGRAPHS(R), which provides graphical displays of complex research data; ResolveTM, which manages data queries to investigator sites; and CLASSIFY TM, which manages global coding capabilities.

         PPD ATP became a division of the Company through the acquisition of ATP, Inc. in March 1999. PPD ATP manages telephone inquiries from consumers and healthcare providers by utilizing on-line, licensed pharmacists, other healthcare professionals and other customer assistance specialists who are available 24 hours a day, 365 days a year. In addition to telephone inquiries and responses, PPD ATP also receives and responds to medical information inquiries from consumers and healthcare providers in writing and via e-mail. PPD ATP creates and implements customized inbound and outbound telecommunication programs for pharmaceutical manufacturers, chain drug stores, managed care organizations and other corporations with healthcare enhancing objectives.

         In February 1999, Intek, a subsidiary of the Company became a subsidiary of PPGx, Inc., a joint venture with Axys Pharmaceuticals, Inc. PPGx provides broad pharmacogenomics products and services to pharmaceutical and biotechnology companies. Pharmacogenomics is the use of genetic information to predict the safety, toxicity and/or efficacy of drugs in individual patients or groups of patients. The Company believes that pharmacogenomics is becoming widely adopted as a drug discovery and development tool and increasingly important as part of an individual's diagnosis and treatment regimen. The Company owns a minority position in PPGx, with the option to increase its ownership share at any time. The Company also has exclusive marketing rights to PPGx pharmacogenomics products and services, sold under the brand name, Pharmacogenomic Solutions TM. For more detailed information on the Company's Life Sciences Group, see the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

         DISCOVERY SCIENCES GROUP

         PPD Discovery, Inc. was established in June 1997 when the Company acquired SARCO, Inc., a combinational chemistry company, and the GSX System, a functional genomics platform technology. PPD Discovery focuses on the discovery research segment of the pharmaceutical research and development outsourcing market. In May 1998, the Company created PPD GenuPro, Inc., a wholly owned subsidiary, which holds licenses to a number of compounds in the genitourinary field. PPD GenuPro manages and performs the discovery research and development of these compounds and intends to license these compounds to pharmaceutical or biotechnology companies. In May 1999, the Company formed its PPD Virtual subsidiary. PPD Virtual provides consultant and management services for product portfolio management, strategic development and commercial product assessment. In May 1999, PPD GenuPro was realigned as a division of PPD Virtual. For more detailed information on the Company's Discovery Sciences Group, see the Company's Annual Report on Form 10-K for the year ended December 31, 1999.


RESULTS OF OPERATIONS

GENERAL

         During the first quarter of 2000, the Company reported net income of $6.6 million, or $0.27 per diluted share, compared to net income of $6.1 million, or $0.25 per diluted share, during the first quarter of 1999. The Company's net income of $6.6 million was 3.9% higher than net income from continuing operations (excluding merger costs and discontinued operations) of $6.4 million for the same period a year ago.

         In February 2000, the Company acquired the assets of the Pharmazyme division of Immune Complex Corporation for $1.5 million in cash. In connection with this acquisition, the Company recorded approximately $0.9 million in goodwill. Pharmazyme develops, produces and markets of drug metabolism reagent products and services.

         Effective January 31, 1999, the Company sold its environmental sciences segment to Environ Holdings, Inc., a new company formed by the management of the environmental sciences segment. The Company received cash of $1.2 million, a note receivable in the amount of $7.0 million (which was paid in the first quarter of 1999) and a note receivable in the amount of $18.0 million, which is payable over a 12-year period. The Company has received all principal and interest payments due on the ENVIRON note receivable through January 2000. The Company did not recognize a gain or loss as a result of the sale because the sales price was equal to the book value of the net assets sold. The Company also entered into a three-year consulting agreement to provide consulting services to Environ Holdings for a fee of $0.5 million per year.

THREE MONTHS ENDED MARCH 31, 2000 VERSUS THREE MONTHS ENDED MARCH 31, 1999

         Net revenue increased $12.2 million, or 17.5%, to $81.8 million in 2000 from $69.6 million in 1999. The Life Sciences Group's operations accounted for 95.8% of the Company's net revenue for the first quarter of 2000. The Life Sciences Group generated net revenue of $78.4 million, an increase of $9.6 million, or 13.9%, from the 1999 first quarter. The growth in the Life Sciences Group operations was primarily attributable to an increase in the size and number of contracts in the global CRO Phase II-IV division along with an increase in the Company's laboratory services revenue. The Discovery Sciences Group generated net revenue of $3.4 million, an increase of $2.6 million, or 305.7%, from the 1999 first quarter. The growth in the Discovery Sciences operations was primarily attributable to revenue generated by the functional genomics division as a result of entering into a new contract in January 2000.

         Total direct costs increased 20.7% to $42.1 million from $34.9 million in the same period last year, and gross margin percentage decreased 1.4% from the same period a year ago. The Life Sciences direct costs increased to $40.4 million in 2000 as compared to $33.4 million in 1999. The increased direct cost dollars resulted primarily from increased personnel costs due to the increase in the size and number of contracts in the Global CRO Phase II-IV division. The Life Sciences Group direct costs increased as a percentage of related net revenue to 51.5% from 48.5%. This increase is principally due to the mix of levels of personnel involved in the contracts performed, decreases in personnel utilization due to quality initiatives and an increase in direct overhead as the Company expanded its facilities. The Discovery Sciences Group direct costs increased to $1.7 million in 2000 as compared to $1.5 million in 1999.

         Selling, general and administrative ("SG&A") expenses increased 19.8% to $26.4 million in 2000 from $22.0 million in the same period last year. The increase is primarily attributable to an investment in additional administrative personnel and an increase in facility and information technology costs to support the Company's expanding operations. As a percentage of net revenue, SG&A expenses increased to 32.3% in 2000 from 31.7% in the same period last year.

         Total depreciation and amortization expense increased $0.5 million, or 15.4%, to $4.0 million from $3.5 million in the same period last year. The increase was related to the depreciation of the increased investment in property and equipment due primarily to the Company's growth. The Company's capital expenditures were $4.4 million in the first quarter of 2000. Expanded capabilities in the Company's laboratories accounted for approximately 48.6% of this capital investment, while the enhancement and expansion of the Discovery Sciences Group's facilities accounted for approximately 17.4% of this capital investment. The remaining capital expenditures were predominately incurred in connection with the expansion of existing operations.

         During the first quarter of 1999, the Company recorded merger costs of $0.2 million in connection with the acquisition of PPD ATP. These costs were primarily cash expenses, such as legal and accounting fees, related to this transaction.

         Operating income increased $0.3 million to $9.3 million in 2000, as compared to $9.0 million in 1999. As a percentage of net revenue, operating income of 11.4% in 2000 represents a decrease from 13.0% of net revenue in 1999. This decrease was primarily due to the decrease in the Company's gross margin mentioned above.

         Net interest and other income increased $0.2 million, or 16.9% to $1.4 million for 2000 from $1.2 million for 1999. The increase was primarily the result of the increase in interest income of $0.4 million offset by $0.2 million decrease in currency fluctuation gain and loss.

         The Company recorded a loss from discontinued operations, net of income tax benefit, related to its environmental sciences segment, of $0.1 million in the first quarter of 1999. The Company sold its environmental sciences segment on January 31, 1999.

         Net income of $6.6 million in 2000 represents an increase of $0.5 million over the same period a year ago. Net income per diluted share of $0.27 compares to net income per diluted share of $0.25 for the same period last year.

LIQUIDITY AND CAPITAL RESOURCES

         As of March 31, 2000, the Company had $73.7 million of cash and cash equivalents on hand. The Company has historically funded its operations and growth, including acquisitions, with cash flow from operations, borrowings and through the use of the Company's stock.

         For the three months ended March 31, 2000, the Company had a net increase in cash flow from operating activities of $16.3 million as compared to $5.8 million for the same period last year. For the 2000 period, net income of $6.6 million, depreciation and amortization of $4.0 million and the net decrease of $5.6 million in other assets and liabilities resulted in this increase in cash flow from operating activities. The change in other assets and liabilities includes a $11.2 million decrease in accounts receivable and unbilled services. The number of days revenue outstanding in accounts receivable and unbilled services ("DSO"), net of unearned income, were 48.7 and 72.0 days as of March 31, 2000 and March 31, 1999, respectively. The decrease in accounts receivable along with DSO were the result of the focused effort by management on improving the accounts receivable collection process.

         For the three months ended March 31, 2000, the Company's investing activities used $5.3 million in cash. Capital expenditures of $4.4 million and the cash paid for Pharmazyme of $1.5 million were partially offset by $0.5 million received from the repayment of a note receivable.

         For the three months ended March 31, 2000, the Company's financing activities provided $2.0 million in cash, as net proceeds from stock option exercises of $2.2 million were partially offset by $0.2 million in repayments of long-term debt and capital lease obligations.

         Working capital as of March 31, 2000 was $112.0 million compared to $88.3 million at March 31, 1999. The increase in working capital was due primarily to the increase in cash and cash equivalents of $35.5 million offset partially by the decrease in accounts receivable and unbilled services of $15.7 million.

         In June 1998, the Company obtained a $50.0 million revolving credit facility with First Union National Bank. Interest accrues on amounts borrowed at a floating rate currently equal to LIBOR plus 0.625% per year. Indebtedness under the line is unsecured and subject to covenants relating to financial ratios and tangible net worth. The unused portion of the loan is available to provide working capital and for general corporate purposes. As of March 31, 2000, the Company had $5.7 million reserved under this facility in the form of a letter of credit. This credit facility expires in June 2000, at which time any outstanding balance is due.

         In August 1999, the Company renegotiated a credit facility for $50.0 million with Wachovia Bank, N.A. Interest accrues on amounts borrowed at a floating rate currently equal to LIBOR plus 0.625% per year. Indebtedness under the line is unsecured and subject to covenants relating to financial ratios and tangible net worth. This credit facility expires in August 2000, at which time any outstanding balance is due. There was no amount outstanding under this credit facility at March 31, 2000.

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

         The Company expects to continue expanding its operations through internal growth and strategic acquisitions. The Company expects these activities will be funded from existing cash, cash flow from operations, borrowings under its credit facilities and through the use of the Company's stock. The Company believes that these sources of liquidity will be sufficient to fund the Company's current operations for at least the next 12 months. The Company is currently evaluating a number of acquisitions and other growth opportunities, which might require additional external financing, and the Company might seek funds from public or private issuances of equity or debt securities.

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

         At December 31, 1999, the assessment process was 100% complete worldwide for all equipment (including computer hardware and software technology) used internally by the Company. Remediation and testing was 100% complete for critical systems and for non-critical systems. All systems, regardless of whether they required remediation, were tested to ensure Year 2000 compliance. The Company assessed its significant suppliers in North America and Europe to determine the extent to which the Company could be vulnerable to third party failure to remediate Year 2000 compliance problems. Business contingency plans were developed to minimize the impact of outages across our locations worldwide. External and internal costs specifically associated with applying vendor upgrades, testing and modifying internal use software for Year 2000 compliance were expensed as incurred. The Company pays for Year 2000 expenses with cash from operating activities. The percentage of the Company's information technology budget used for remediation was approximately 11% in 1998 and 5% in 1999.

As of March 31, 2000, the Company had spent approximately $1.8 million on Year 2000 compliance. Of the total amount that the Company spent, $1.3 million was attributable to internal labor costs for assessment and testing.

         At year-end all systems were backed up and verified to be operational prior to the resumption of business after the new year. Only minor Year 2000 issues were encountered which resulted in an insignificant amount of cost to the Company. These issues did not have an impact on the business and all issues were resolved within the first week. The Company did not experience any Year 2000 issues at any time in the first quarter of 2000, including the leap year. The Company has also not experienced any third party supplier issues. The Company remains alert to potential Year 2000 related issues that may occur in the future, but believes that there will be no material impact on operations, liquidity or financial condition.

EXCHANGE RATE FLUCTUATIONS AND EXCHANGE CONTROLS

         The vast majority of the Company's contracts are entered into by the Company's United States or United Kingdom subsidiaries. The contracts entered into by the United States subsidiaries are almost always denominated in United States dollars.

         Contracts between the Company's United Kingdom subsidiaries and their clients are generally denominated in pounds sterling, United States dollar or Euros. Substantially all of the United Kingdom subsidiaries' expenses, such as salaries, services, materials and supplies, are paid in pounds sterling. However, the Company's consolidated financial statements are denominated in dollars and, accordingly, changes in the exchange rates between the pound sterling and the dollar will affect the translation of subsidiaries' financial results into dollars for purposes of reporting the Company's consolidated financial results, and also affect the amounts in dollars actually received by the Company from subsidiaries.

         The Company currently participates in transactions involving multiple currencies, but these form only a small percentage of the Company's total transactions. In most of those situations, contractual provisions either limit or reduce the translation risk. Financial statement translation has not, to date, been material to the Company's balance sheet. The reasons for this are that the majority of international operations are located in the United Kingdom, which traditionally has had a relatively stable currency, and international operations have not accounted for a significant portion of total operations (approximately 13% in the first quarter of 2000). It is anticipated that those conditions will persist for at least the next 12 months.

         There are no material exchange controls currently in effect in any country in which the Company's subsidiaries conduct operations on their payment of dividends or transfer of funds outside the country. Although the Company performs services for clients located in a number of foreign jurisdictions, to date, the Company has not experienced any difficulties in receiving funds remitted from foreign countries. However, if any such jurisdictions were to impose or modify existing exchange control restrictions on the remittance of funds to the Company, these restrictions could have an adverse effect on the Company's business.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company is exposed to foreign currency risk by virtue of its international operations. The Company conducts business in several foreign countries. Approximately 13% and 15% of the Company's net revenues for the three months ended March 31, 2000 and 1999, respectively, were derived from operations outside the United States. Funds generated by each subsidiary of the Company are generally reinvested in the country where they are earned. The operations in the United Kingdom generated more than 34% of the Company's revenue from foreign operations during the first quarter of 2000. Accordingly, some exposure exists to adverse movements in the pound sterling and other foreign currencies. The United Kingdom has traditionally had a relatively stable currency. It is anticipated that those conditions will persist for at least the next 12 months.

         Additionally, the Company's consolidated financial statements are denominated in U.S. dollars. Accordingly, changes in the exchange rates between Company subsidiaries' local currency and the U.S. dollar will affect the translation of the subsidiaries' financial results into U.S. dollars for purposes of reporting the Company's consolidated financial results. Translation adjustments are reported with accumulated other comprehensive income (loss) as a separate component of shareholders' equity. Financial statement translation has not, to date, been material to the Company's balance sheet. However, in the future this kind of adjustment might be material to the Company's financial statements.

         The Company is exposed to changes in interest rates on its cash equivalents, short-term investments, and amounts outstanding under note payable and lines of credit. The Company's cash and cash equivalents and short-term investments are invested in financial instruments with interest rates based on financial market conditions.

PART II.  OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


(a)      EXHIBITS


         Exhibit 10.143 Second Amendment to Loan Agreement dated March 1, 2000, between Pharmaceutical Product
                           Development, Inc. and First Union National Bank.


         Exhibit 10.144 Fourth Amendment to Loan Agreement dated February 23, 2000, between Pharmaceutical
                           Product Development, Inc. and Wachovia Bank N.A.


         Exhibit 27        Financial Data Schedule (for SEC use only)


(b)      REPORTS ON FORM 8-K


         The Company filed no reports on Form 8-K during the quarter ended March 31, 2000.

         SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                        PHARMACEUTICAL PRODUCT DEVELOPMENT, INC.
                  -------------------------------------------------
                                    (Registrant)



                           By       /s/               Linda Baddour
                                       -----------------------------------------
                                       Interim Chief Financial Officer and Chief
                                                  Accounting Officer
                                             (Principal Financial Officer)

Date:  May 3, 2000