Form 10-Q
period 2000-06-30
PHARMACEUTICAL PRODUCT DEVELOPMENT INC
filed 2000-08-11
CIK 1003124

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549


                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934. For the quarterly period ended June 30, 2000.

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

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 25,047,753 shares of common stock, par value $0.10 per share, as of July 31, 2000.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                      INDEX


                                                                                                       Page
                                                                                                       ----
Part I.  FINANCIAL INFORMATION
Item 1. Financial Statements
     Consolidated Condensed Statements of Operations for the Three and Six Months Ended
       June 30, 2000 and 1999.......................................................................     3
     Consolidated Condensed Balance Sheets as of June 30, 2000
       and December 31, 1999........................................................................     4
     Consolidated Condensed Statements of Cash Flows for the Six Months Ended
       June 30, 2000 and 1999.......................................................................     5
     Notes to Consolidated Condensed Financial Statements...........................................     6
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.......     8
Item 3. Quantitative and Qualitative Disclosures about Market Risk..................................    15

Part II. OTHER INFORMATION
Item 4.  Submission of Matters to a Vote of Security Holders........................................    16
Item 6. Exhibits and Reports on Form 8-K............................................................    16
Signatures..........................................................................................    17

            PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (unaudited)
                    (in thousands, except per share amounts)



                                                                   Three Months Ended                    Six Month Ended
                                                                          June 30,                          June 30,
                                                               ---------------------------       ---------------------------
                                                                   2000             1999              2000            1999
                                                               -----------       ---------       ------------   ------------
Life sciences revenues, net of subcontractor costs of
    $26,541, $37,696, $52,686 and $60,848, respectively        $    81,820       $   75,569      $    160,185    $    144,342
Discovery sciences revenues, net of subcontractor costs of
    $49, $18, $55 and $34, respectively                              2,229              685             5,625           1,522
                                                               -----------       ----------      ------------    -----------
Net revenue                                                         84,049           76,254           165,810         145,864
                                                               -----------       ----------      ------------    -----------
Direct costs - Life sciences                                        41,992           37,141            82,365          70,519
Direct costs - Discovery sciences                                    1,751            1,650             3,449           3,133
Selling, general and administrative expenses                        26,805           24,066            53,205          46,103
Depreciation and amortization                                        4,226            3,592             8,224           7,057
Merger costs                                                             -                -                 -             218
                                                               -----------       ----------      ------------    ------------
                                                                    74,774           66,449           147,243         127,030
                                                               -----------       ----------      ------------    ------------
Operating income                                                     9,275            9,805            18,567          18,834
Interest income, net                                                   962              739             2,203           1,457
Other income, net                                                      671              276               825             751
                                                               -----------       ----------      ------------    ------------
Income from continuing operations before provision
    for income taxes                                                10,908           10,820            21,595          21,042
Provision for income taxes                                           3,981            4,198             8,028           8,164
                                                                ----------       ----------      ------------   -------------
Income from continuing operations                                    6,927            6,622            13,567          12,878
Loss from operations of discontinued environmental
    sciences segment, net of income tax benefit of $79                   -                -                 -            (125)
                                                                ----------       ----------      ------------   -------------
Net income                                                     $     6,927       $    6,622      $     13,567   $      12,753
                                                               ===========       ==========      ============   =============


Income from continuing operations per share:
    Basic                                                      $      0.28       $     0.27      $      0.55    $       0.53
                                                               ===========       ==========      ============   =============
    Diluted                                                    $      0.28       $     0.27      $      0.54    $       0.52
                                                               ===========       ==========      ============   =============

Loss from discontinued operations per share:
    Basic                                                      $         -       $       -       $          -   $      (0.01)
                                                               ===========       ==========      ============   =============
    Diluted                                                    $         -       $       -       $          -   $      (0.01)
                                                               ===========       ==========      ============   =============
Net income per share:
    Basic                                                      $      0.28       $     0.27      $       0.55    $      0.52
                                                               ===========       ==========      ============   =============
    Diluted                                                    $      0.28       $     0.27      $       0.54    $      0.51
                                                               ===========       ==========      ============   =============

Weighted average number of common shares outstanding:
    Basic                                                           24,879           24,567            24,810         24,501
    Dilutive effect of stock options                                   148              330               156            407
                                                               -----------       ----------      ------------    -----------
    Diluted                                                         25,027           24,897            24,966         24,908
                                                               ===========      ===========      ============    ===========



        The accompanying notes are an integral part of these consolidated condensed financial statements.

            PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                 (in thousands)


                                                      Assets

                                                                            June 30,               December 31,
                                                                              2000                     1999
                                                                           -----------              -----------
                                                                           (unaudited)
Current assets
   Cash and cash equivalents                                              $     62,791              $    61,251
   Accounts receivable and unbilled services, net                              113,698                  114,753
   Investigator advances                                                         2,975                    2,069
   Prepaid expenses and other current assets                                    13,620                   16,802
   Deferred tax asset                                                            4,012                    4,012
                                                                           -----------              -----------
     Total current assets                                                      197,096                  198,887

Property, plant and equipment, net                                              57,769                   52,282
Goodwill, net                                                                    9,616                    9,437
Note receivable                                                                 19,000                   19,500
Other assets, net                                                               15,026                    8,597
                                                                           -----------              -----------
     Total assets                                                          $   298,507                  288,703
                                                                           ===========              ===========

                                       Liabilities and Shareholders' Equity
Current liabilities
   Accounts payable                                                        $     5,901              $    10,103
   Payables to investigators                                                     4,342                    5,916
   Other accrued expenses                                                       29,557                   27,471
   Unearned income                                                              46,657                   50,213
   Current maturities of long-term debt                                            473                      211
                                                                           -----------              -----------
     Total current liabilities                                                  86,930                   93,914

Long-term debt, less current maturities                                            844                      359
Deferred rent and other                                                          2,252                    1,966
                                                                           -----------              -----------
     Total liabilities                                                          90,026                   96,239
                                                                           -----------              -----------

Shareholders' equity
   Common stock                                                                  2,492                    2,463
   Paid-in capital                                                             137,425                  134,029
   Retained earnings                                                            72,264                   58,697
   Accumulated other comprehensive loss                                         (3,700)                  (2,725)
                                                                           -----------              -----------
     Total shareholders' equity                                                208,481                  192,464
                                                                           -----------              -----------

     Total liabilities and shareholders' equity                            $   298,507              $   288,703
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

            PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                                 (in thousands)

                                                                                     Six Months Ended
                                                                                         June 30,
                                                                         -------------------------------------
                                                                               2000                   1999
                                                                         ---------------         -------------
Cash flows from operating activities:
   Net income                                                             $     13,567            $    12,753
   Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation and amortization                                              8,224                  7,254
      Change in operating assets and liabilities                                (2,933)                  (186)
                                                                           -----------              ---------
         Net cash provided by operating activities                              18,858                 19,821
                                                                           -----------              ---------

Cash flows from investing activities:
      Cash received from repayment of note receivable                              500                    500
      Cost method investments                                                   (5,000)                (3,500)
      Purchases of property and equipment                                      (11,836)               (13,241)
      Proceeds from sale of property and equipment                                  74                     14
      Net cash (paid for) received from acquisitions                            (1,500)                   738
      Net cash received in sale of business                                          -                  3,421
                                                                           -----------              ---------
         Net cash used in investing activities                                 (17,762)               (12,068)
                                                                           -----------              ---------

Cash flows from financing activities:
      Proceeds from long-term debt                                                   -                    982
      Repayment of long-term debt                                                  (94)                (6,231)
      Repayment of capital leases obligation                                      (257)                     -
      Proceeds from exercise of stock options
        and employee stock purchase plan                                         2,678                  5,085
                                                                           -----------              ---------
         Net cash provided by (used in) financing activities                     2,327                   (164)
                                                                           -----------              ---------
Effect of exchange rate changes on cash                                         (1,883)                (2,338)
                                                                           -----------              ---------
Net increase in cash and cash equivalents                                        1,540                  5,251
Cash and cash equivalents, beginning of the period                              61,251                 34,083
                                                                           -----------              ---------
Cash and cash equivalents, end of the period                               $    62,791              $  39,334
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

            PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (unaudited)

1.       ACCOUNTING POLICIES
         The significant accounting policies followed by Pharmaceutical Product Development, Inc. and its subsidiaries (collectively the "Company") for interim financial reporting are consistent with the accounting policies followed for annual financial reporting. These unaudited consolidated condensed financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X, and in management's opinion, all adjustments of a normal recurring nature necessary for a fair presentation have been included. The accompanying consolidated condensed financial statements do not purport to contain all the necessary financial disclosures that might otherwise be necessary in the circumstances and should be read in conjunction with the consolidated financial statements and notes thereto in the Company's Annual Report on Form 10-K for the year ended December 31, 1999. The results of operations for the three-month and six-month periods ended June 30, 2000 are not necessarily indicative of the results to be expected for the full year or any other period. The amounts on the December 31, 1999 consolidated condensed balance sheet have been derived from the audited financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

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

         Recent Accounting Pronouncements

         In December 1999, the SEC issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements," ("SAB 101"), which provides guidance on the recognition, presentation, and disclosures of revenue in financial statements filed with the SEC. SAB 101, as amended by SAB 101A and SAB 101B, outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosures related to revenue recognition policies. SAB 101 is required to be adopted in the Company's fourth quarter of fiscal year 2000. The adoption of SAB101 is not expected to have a significant impact on the Company's revenue recognition policies.


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

5.       DISCONTINUED OPERATIONS

         Effective January 31, 1999, the Company sold its environmental sciences segment to Environ Holdings, Inc., a new company formed by the management of the environmental sciences segment, for total consideration of approximately $26,244,000. The Company received cash of $1,244,000, a four-year note for $7,000,000 and a 12-year note for $18,000,000. The sale resulted in no gain or loss because the sales price was equal to the book value of the net assets sold at the date of the sale. In the first quarter of 1999, the Company received full pre-payment of the four-year note of $7,000,000. To date, the Company has received interest payments, when due, on the 12 year note.

6.       COMPREHENSIVE INCOME

         The Company's total comprehensive income for the three-month periods ended June 30, 2000 and 1999 was $5,524,000 and $5,854,000, respectively, and for the six-month periods ended June 30, 2000 and 1999 was $12,592,000 and $10,415,000, respectively.

         Information concerning the components of the Company's other comprehensive income (loss) for the three-month and six-month periods ended June 30, 2000 and 1999 is as follows (in thousands):

                                                       Three Months Ended                     Six Months Ended
                                                              June 30,                            June 30,
                                                          2000       1999                     2000         1999
                                                     ----------------------                -----------------------
         Cumulative translation adjustment            $ (1,385)    $ (768)                   $(1,883)   $(2,338)
         Unrealized gain (loss) on investments        $    (18)    $    0                    $   908    $     0

7.       ACCOUNTS RECEIVABLE AND UNBILLED SERVICES:

         Accounts receivable and unbilled services consisted of the following:

                                                          June 30,                December 31,
                                                            2000                      1999
                                                       --------------             -------------
                                                          (unaudited)
           Billed                                           $70,917                    $70,005
           Unbilled                                          43,706                     45,814
           Reserve for doubtful accounts                       (925)                    (1,066)
                                                       ------------               ------------
                                                           $113,698                   $114,753
                                                       ============               ============

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis is provided to increase understanding of, and should be read in conjunction with, the consolidated financial statements and accompanying notes. In this discussion, the words "PPD", "Company", "we", "our", and "us" refer to Pharmaceutical Product Development, Inc., together with its subsidiaries where appropriate.


FORWARD-LOOKING STATEMENTS

This Form 10-Q contains certain statements that reflect PPD's current expectations regarding future results of operations, economic performance, financial condition and achievements of the Company. Forward-Looking statements include statements concerning plans, objectives, goals, strategies, future events or performances, expectations, predictions, assumptions and other statements that are other than statements of historical facts. We have tried, wherever possible, to identify these forward-looking statements by using words such as "anticipate", "believe", "estimate", "expect" and similar expressions. These statements reflect management's current plans and expectations and are based on information currently available to us. These statements rely on a number of assumptions and estimates which could be inaccurate and which are subject to risks and uncertainties. PPD undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PPD wishes to caution the reader that actual results could differ materially from those currently anticipated due to a number of factors, including those set forth herein and in the Company's other SEC filings. The following are some of the factors that could affect our financial performance or could cause actual results to differ materially from estimates contained in or underlying our Company's forward-looking statements: risks relating to government regulation; dependence on certain industries; the fixed price nature of contracts; the commencement, completion or cancellation of large contracts; progress of ongoing contracts; potential liability associated with the Company's lines of business; risks associated with acquisitions; continued success in sales growth; dependence on personnel; management of growth; and competition.


COMPANY OVERVIEW

PPD is a leading contract research organization providing a broad range of research and development and consulting services on a worldwide basis. We believe we are one of the largest contract research organizations, based on 1999 annual net revenues, and are one of only a few companies that is capable of providing comprehensive global product development services. We operate in two different segments for financial reporting purposes: life sciences and discovery sciences. In the life sciences group, we provide worldwide clinical research and development of pharmaceutical products and medical devices, biostatistical analysis and analytical laboratory services. The discovery sciences services include target identification and validation, compound creation, screening and compound selection. We provide services under contract to clients in the pharmaceutical, general chemical, agrochemical, biotechnology and other industries. In addition, we perform discovery research on compounds for which we hold a license and for clients in the pharmaceutical industry. We market our life sciences services primarily in the United States and Europe. To date, our discovery revenues have all been generated in the United States.

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

PPD Development provides its clients services designed to reduce product development time. This enables our customers to introduce their products into the marketplace faster and as a result, maximize the period of market exclusivity and monetary return on their research and development investment. Additionally, PPD Development's integrated services and broad experience offer its clients a variable cost alternative to the fixed cost internal development capabilities. PPD Development's professional CRO services include Phase I clinical testing, laboratory services, patient and investigator recruitment, Phase II-IV clinical trial monitoring and management, clinical data management and biostatistical analysis, regulatory consulting and submissions, medical writing, pharmacovigilance, and healthcare economics and outcomes research.

PPD Informatics develops and markets specialized software products to support different aspects of the pharmaceutical research and development process, including drug discovery, clinical trials and regulatory review. Current PPD Informatics software products include: TableTrans(R), which automates data transformation; CrossGraphs(R), which provides graphical displays of complex research data; ResolveTM, which manages data queries to investigator sites; and Classify TM, which manages global coding capabilities. PPD Informatics' clients include international and domestic pharmaceutical and biotechnology companies, and government agencies, including the FDA.

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

In February 1999, Intek, a subsidiary of the Company, became a subsidiary of PPGx, Inc., a joint venture with Axys Pharmaceuticals, Inc. PPGx provides broad pharmacogenomics products and services to pharmaceutical and biotechnology companies. Pharmacogenomics is the use of genetic information to predict the safety, toxicity and/or efficacy of drugs in individual patients or groups of patients. PPD believes that pharmacogenomics is becoming widely adopted as a drug discovery and development tool and increasingly important as part of an individual's diagnosis and treatment regimen. PPD owns a minority position in PPGx, with the option to increase its ownership share at any time. We also have exclusive marketing rights to PPGx pharmacogenomics products and services, sold under the brand name Pharmacogenomic Solutions(TM). For more detailed information on the Company's Life Sciences Group, see the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

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

STATEMENT OF OPERATIONS COMPONENTS

Historically, a majority of our net revenues have been earned under contracts. These contracts generally range in duration from a few months to a few years. Revenue from these contracts is recognized under either the percentage of completion method of accounting or on a time and materials basis as services are rendered. These contracts may contain provisions for renegotiations for cost overruns arising from changes in the scope of work. Renegotiated amounts are included in net revenues when earned and realization is assured. In some cases, for multi-year contracts a portion of the contract fee is paid at the time the trial is initiated. These fees are initially deferred and are then recognized as income over the contract period using the percentage of completion method. We receive additional payments based upon our achievement of performance-based milestones over the contract duration. We routinely subcontract with independent physician investigators in connection with either single or multi-site clinical trials. Investigator fees are reflected net in revenues because these investigator fees are paid by the customers to us on a "pass-through basis" (i.e., without risk or reward to us). Most contracts are terminable either immediately or upon notice by the client. These contracts typically require payment to us of expenses to wind down a study, payment of fees earned to date, and, in some cases, an early termination fee.

We segregate our recurring operating expenses among three categories: direct costs; selling, general and administrative; and depreciation and amortization. Direct costs consist of appropriate amounts necessary to complete the revenue and earnings process, and include direct labor and related benefit charges, other costs directly related to contracts, and an allocation of facility and information technology costs. Direct costs, as a percentage of net revenues, tend and are expected to fluctuate from one period to another, as a result of changes in labor utilization and the mix of service offerings involving hundreds of studies conducted during any period of time. Selling, general and administrative expenses consist primarily of administrative payroll and related benefit charges, advertising and promotional expenses, recruiting and relocation expenses, administrative travel and an allocation of facility and information technology costs. Included in administrative payroll are costs associated with operational employees managing direct staff, underutilization of direct staff and administrative support functions.


POTENTIAL VOLATILITY OF QUARTERLY OPERATING RESULTS AND STOCK PRICE

Our quarterly operating results are subject to volatility, and are expected to continue to be subject to volatility, as a result of factors such as (1) delays in initiating or completing significant drug development trials, (2) termination of drug development trials, (3) changes in the mix of services performed, (4) acquisitions, (5) the timing of start-up expenses for new offices and (6) the timing of milestone payments under Discovery Sciences contracts. Delays and terminations of trials are often the result of actions taken by our customers or regulatory authorities and are not typically controllable by us. Since a large percentage of the Company's operating costs are relatively fixed while revenue is subject to fluctuation, minor variations in the commencement, progress or completion of drug development trials may cause significant variations in quarterly operating results. To the extent our international business increases, exchange rate fluctuations and other international business risks might also influence these results. We believe that comparisons of our quarterly financial results are not necessarily meaningful and should not be relied upon as an indication of future performance.

Fluctuations in quarterly results or other factors beyond our control could affect the market price of the Common Stock. Such factors include changes in earnings estimates by analysts, market conditions in the CRO industry, changes in environmental, pharmaceutical and biotechnology industries, and general economic conditions. Any effect on the Common Stock could be unrelated to our longer-term operating performance.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2000 Versus Three Months Ended June 30, 1999

Net revenue increased 10.2% to $84.0 million for the three months ended June 30, 2000 from $76.3 million for the corresponding 1999 period. The Life Sciences Group's operations accounted for 97.3% of our net revenue for the second quarter of 2000. The Life Sciences Group net revenue increased 8.3% to $81.8 million from the 1999 second quarter. The growth in the Life Sciences Group operations was primarily attributable to an increase in the size and number of contracts in the global CRO Phase II-IV division. The Discovery Sciences Group net revenue increased $1.5 million to $2.2 million from the 1999 second quarter. The growth in the Discovery Sciences operations was primarily attributable to revenue generated by the functional genomics division as a result of entering into a significant new contract in January 2000.

Total direct costs increased 12.8% to $43.7 million for the three months ended June 30, 2000 from $38.8 million for the corresponding 1999 period. Gross margin percentage decreased 1.2% from the same period a year ago. The Life Sciences direct costs increased to $42.0 million in the second quarter of 2000 as compared to $37.1 million in the second quarter of 1999. The increased direct cost dollars resulted primarily from increased personnel costs due to the increase in the size and number of contracts in the Global CRO Phase II-IV division. The Life Sciences Group gross margin decreased to 48.7% from 50.9%. This decrease is principally due to the mix of levels of personnel involved in the contracts performed and an increase in personnel utilization due to quality initiatives. The Discovery Sciences Group direct costs increased to $1.8 million in the second quarter of 2000 as compared to $1.7 million in the second quarter of 1999.

Selling, general and administrative ("SG&A") expenses increased 11.4% to $26.8 million in the second quarter of 2000 from $24.1 million in the same period last year. The increase is primarily attributable to an investment in additional administrative personnel and an increase in facility and information technology costs to support the Company's expanding operations. As a percentage of net revenue, SG&A expenses increased to 31.9% in 2000 from 31.6% in the same period last year.

Total depreciation and amortization expense increased $0.6 million to $4.2 million from the same period last year. The increase was related to the depreciation of the increased investment in property and equipment due primarily to our growth. Our capital expenditures were $7.4 million for the second quarter of 2000. Expanded capabilities in our laboratories accounted for approximately 25.1% of this capital investment. Furniture and leasehold improvements in existing facilities accounted for approximately 14.2%, while the enhancement and expansion of the Discovery Sciences Group's facilities accounted for approximately 6.4% of this capital investment. The remaining capital expenditures were predominately incurred in connection with technology upgrades.

Operating income decreased $0.5 million to $9.3 million in the second quarter of 2000, as compared to $9.8 million in the second quarter of 1999. As a percentage of net revenue, operating income of 11.0% in 2000 represents a decrease from 12.9% of net revenue in 1999. This decrease was primarily due to the decrease in our gross margin mentioned above.

Net interest and other income increased $0.6 million to $1.6 million for the second quarter of 2000. The increase was primarily the result of the increase in net interest income and an increase in net foreign currency transaction gains.

Our effective tax rate for the three months ended June 30, 2000 decreased to 36.5% from 38.8% for the corresponding 1999 period. This decrease was primarily due to state tax initiatives completed during the second quarter of 2000. Because we operate on a global basis, our effective tax rate can vary from period to period due to the changes in the geographic distribution of our pre-tax earnings.

Net income of $6.9 million in the second quarter of 2000 represents an increase of $0.3 million over the same period a year ago. Net income per diluted share of $0.28 compares to net income per diluted share of $0.27 for the same period last year.


Six Months Ended June 30, 2000 Versus Six Months Ended June 30, 1999

Net revenue increased 13.7% to $165.8 million for the six months ended June 30, 2000 from $145.9 million for the corresponding 1999 period. The Life Sciences Group's operations accounted for 96.6% of our net revenue for 2000. The Life Sciences Group net revenue increased 11.0% to $160.2 million from the same period in 1999. The growth in the Life Sciences Group operations was primarily attributable to an increase in the size and number of contracts in the global CRO Phase II-IV division, along with an increase in our laboratory services. The Discovery Sciences Group net revenue increased $4.1 million to $5.6 million from the same period in 1999. The growth in the Discovery Sciences operations was primarily attributable to revenue generated by the functional genomics division as a result of entering into a significant new contract in January 2000.

Total direct costs increased 16.5% to $85.8 million for the six months ended June 30, 2000 from $73.7 million for the corresponding 1999 period. Gross margin percentage decreased 1.3% from the same period a year ago. The Life Sciences direct costs increased to $82.4 million in the six months ended June 30, 2000 as compared to $70.5 million for the same period last year. The increased direct cost dollars resulted primarily from increased personnel costs due to the increase in the size and number of contracts in the Global CRO Phase II-IV division. The Life Sciences Group gross margin decreased to 48.6% from 51.1%. This decrease is principally due to the mix of levels of personnel involved in the contracts performed and an increase in personnel utilization due to quality initiatives. The Discovery Sciences Group direct costs increased to $3.4 million in 2000 as compared to $3.1 million in 1999.

SG&A expenses increased 15.4% to $53.2 million in 2000 from $46.1 million in the same period last year. The increase is primarily attributable to an investment in additional administrative personnel and an increase in facility and information technology costs to support our expanding operations. As a percentage of net revenue, SG&A expenses increased to 32.1% in 2000 from 31.6% in the same period last year.

Total depreciation and amortization expense increased $1.2 million to $8.2 million from the same period last year. The increase was related to the depreciation of the increased investment in property and equipment due primarily to our growth. Our capital expenditures were $11.8 million for the first six months of 2000. Expanded capabilities in our laboratories accounted for approximately 34.6% of this capital investment. Furniture and leasehold improvements in existing facilities accounted for approximately 16.6%, while the enhancement and expansion of the Discovery Sciences Group's facilities accounted for approximately 8.5% of this capital investment. The remaining capital expenditures were predominately incurred in connection with the expansion of existing operations.

During the first quarter of 1999, we recorded merger costs of $0.2 million in connection with the acquisition of PPD ATP, which was recorded using the pooling of interests method of accounting. These costs were primarily cash expenses, such as legal and accounting fees, related to this transaction.

Operating income decreased $0.2 million to $18.6 million in the six months ended June 30, 2000, as compared to $18.8 million for the same period last year. As a percentage of net revenue, operating income of 11.2% in 2000 represents a decrease from 12.9% of net revenue in 1999. This decrease was primarily due to the decrease in the Company's gross margin mentioned above.

Net interest and other income increased $0.8 million to $3.0 million for the six months ended June 30, 2000. The increase was primarily the result of the increase in net interest income and net foreign currency transaction gains.

Our effective tax rate for the six months ended June 30, 2000 decreased to 37.2% from 38.8% for the corresponding 1999 period. This decrease in our effective tax rate is primarily due to state tax initiatives completed during the second quarter of 2000. Because we operate on a global basis, our effective tax rate can vary from period to period due to the changes in the geographic distribution of our pre-tax earnings.

We recorded a loss from discontinued operations, net of income tax benefit, related to our environmental sciences segment, of $0.1 million in the first quarter of 1999. We sold our environmental sciences segment in January 1999.

Net income of $13.6 million represents an improvement of $0.8 million over the same period a year ago. Net income per diluted share of $0.54 compares to net income per diluted share of $0.51 for the same period last year.


Liquidity and Capital Resources

As of June 30, 2000, we had $62.8 million of cash and cash equivalents on hand. We have historically funded our operations and growth, including acquisitions, with cash flow from operations, borrowings and through the use of the Company's stock. We are exposed to changes in interest rates on its cash equivalents, short-term investments, and amounts outstanding under note payable and lines of credit. Our cash and cash equivalents and short-term investments are invested in financial instruments with interest rates based on financial market conditions.

For the six months ended June 30, 2000, we had cash flow from operating activities of $18.9 million as compared to $19.8 million for the same period last year. For the 2000 period, net income of $13.6 million, depreciation and amortization of $8.2 million and the net increase of $2.9 million in other assets and liabilities resulted in this increase in cash flow from operating activities.

For the six months ended June 30, 2000, our investing activities used $17.8 million in cash. Capital expenditures of $11.8 million, $5.0 million paid for a cost method investment and the cash paid for Pharmazyme of $1.5 million were partially offset by $0.5 million received from the repayment of a note receivable.

For the six months ended June 30, 2000, our financing activities provided $2.3 million in cash, as net proceeds from stock option exercises of $2.7 million were partially offset by $0.4 million in repayments of long-term debt and capital lease obligations.

Working capital as of June 30, 2000 was $110.2 million compared to $92.3 million at June 30, 1999. The increase in working capital was due primarily to the increase in cash and cash equivalents of $23.5 million offset in part by the increase in unearned income of $9.3 million. The number of days revenue outstanding in accounts receivable and unbilled services, net of unearned income ("DSO"), were 52.7 as of June 30, 2000 and 61.5 days as of June 30, 1999. DSO is calculating using a three-month average of accounts receivable, unbilled services and unearned income. The decrease in DSO was primarily the result of the focused effort by management on improving the accounts receivable collection process.

In June 1998, we obtained a $50.0 million revolving credit facility with First Union National Bank. Indebtedness under the line is unsecured and subject to traditional financial covenants relating to financial ratios and tangible net worth. We do not foresee any difficulty in complying with these covenants during the remaining term of the facility and expect to be able to renew or replace this facility in the ordinary course. The unused portion of the loan is available to provide working capital and for general corporate purposes. As of June 30, 2000, we had $5.7 million reserved under this facility in the form of a letter of credit. This credit facility expires in June 2001, at which time any outstanding balance is due. In addition, we act as guarantor on an $9.0 million revolving credit facility for PPGx.

In August 1999, we renegotiated a credit facility for $50.0 million with Wachovia Bank, N.A. Indebtedness under the line is unsecured and subject to traditional financial covenants relating to financial ratios and tangible net worth. We do not foresee any difficulty in complying with these covenants during the remaining term of the facility and expect to be able to renew or replace this facility in the ordinary course. This credit facility expires in August 2001, at which time any outstanding balance is due. There was no amount outstanding under this credit facility at June 30, 2000.

We expect to continue expanding our operations through internal growth and strategic acquisitions. We expect these activities will be funded from existing cash, cash flow from operations, borrowings under our credit facilities and through the use of the Company's stock. We believe that these sources of liquidity will be sufficient to fund the Company's current operations for at least the next 12 months. From time to time, we evaluate acquisitions and other growth opportunities, which might require additional external financing, and we might seek funds from public or private issuances of equity or debt securities.


Taxes

Because we conduct operations on a global basis, our effective tax rate has and will continue to depend upon the geographic distribution of our pretax earnings among locations with varying tax rates. PPD's profits are further impacted by changes in the tax rates of the various taxing jurisdictions. In particular, a the geographic mix of PPD's pre-tax earnings among various tax jurisdictions changes, PPD's effective tax rate might vary from period to period.


Year 2000 Readiness Disclosure

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

PPD recognized the need to ensure its operations would not be adversely impacted by Year 2000 failures and had established an internal review team to address the Year 2000 issue that encompassed operating and administrative areas of the Company. The process included an inventory and assessment of affected equipment and software, development of remediation plans, execution of those plans and testing of all technology affected by this issue. In addition, we assessed the Year 2000 issue with significant suppliers and clients.

At year-end all systems were backed up and verified to be operational prior to the resumption of business after the new year. Only minor Year 2000 issues were encountered which resulted in an insignificant amount of cost to us. These issues did not have an impact on the business and all issues were resolved within the first week. PPD did not experience any Year 2000 issues at any time in the first two quarters of 2000, including the leap year. PPD has also not experienced any third party supplier issues. We remain alert to potential Year 2000 related issues that might occur in the future, but believe that there will be no material impact on operations, liquidity or financial condition.


Exchange Rate Fluctuations and Exchange Controls

PPD is exposed to foreign currency risk by virtue of its international operations. PPD conducts business in several foreign countries. Approximately 14% and 16% of our net revenues for the three months ended June 30, 2000 and 1999, respectively, were derived from operations outside the United States. Funds generated by each subsidiary of the Company are generally reinvested in the country where they are earned. The operations in the United Kingdom generated more than 40% of the Company's revenue from foreign operations during the second quarter of 2000. Accordingly, some exposure exists to adverse movements in the pound sterling and other foreign currencies. The United Kingdom has traditionally had a relatively stable currency compared to our functional currency, the U.S. dollar. We anticipate that those conditions will persist for at least the next 12 months.

The vast majority of the PPD's contracts are entered into by our United States or United Kingdom subsidiaries. The contracts entered into by the United States subsidiaries are almost always denominated in United States dollars. Contracts between PPD's United Kingdom subsidiaries and their clients are generally denominated in pounds sterling, U.S. dollar or Euros. In most transactions involving multiple currencies, contractual provisions either limit or reduce the translation risk.

PPD does have some currency risk resulting from the passage of time between the invoicing of customers under contracts and the ultimate collection of customer payments against such invoices. If a contract is denominated in a currency other than the subsidiary's local currency, PPD recognizes a receivable at the time of invoicing for the local currency equivalent of the foreign currency invoice amount. Changes in exchange rates from the time the invoice is prepared and payment from the customer is received will result in PPD receiving either more or less in local currency than the local currency equivalent of the invoice amount at the time the invoice was prepared and the receivable established. This difference is recognized by PPD as a foreign currency translation gain or loss, as applicable, and is reported in other expense (income) in PPD's Consolidated Statements of Operations.

PPD's consolidated financial statements are denominated in U.S. dollars. Accordingly, changes in exchange rates between the applicable foreign currency and the U.S. dollar will affect the translation of foreign subsidiaries' financial results into U.S. dollars for purposes of reporting PPD's consolidated financial results. The process by which each foreign subsidiary's financial results are translated to U.S. dollars is as follows: income statement accounts are translated at average exchange rates for the period; balance sheet assets and liability accounts are translated at end of period exchange rates; and equity accounts are translated at historical exchange rates. Translation of the balance sheet in this manner affects the stockholders' equity account, referred to as the cumulative translation adjustment account. This account exists only in the foreign subsidiary's U.S. dollar balance sheet and is necessary to keep the foreign balance sheet stated in U.S. dollars in balance. Translation adjustments are reported with accumulated other comprehensive income (loss) as a separate component of shareholders' equity. To date cumulative translation adjustments have not been material to PPD's consolidated financial position.

There are no material exchange controls currently in effect in any country in which PPD's subsidiaries conduct operations on their payment of dividends or transfer of funds outside the country. Although we perform services for clients located in a number of foreign jurisdictions, to date we have not experienced any difficulties in receiving funds remitted from foreign countries. However, if any such jurisdictions were to impose or modify existing exchange control restrictions on the remittance of funds to us, these restrictions could have an adverse effect on our business, financial condition or results of operations.


Inflation

While most of PPD's net revenues are earned under contract, the long-term contracts (those in excess of one year) generally include an inflation or cost of living adjustment for the portion of the services to be performed beyond on year from the contract date. As a result, PPD believes that the effects of inflation generally do not have a material adverse effect on its operations or financial condition.




Item 3. Quantitative and Qualitative Disclosures about Market Risk


See Management's Discussion and Analysis of Financial Condition and Results of Operations.

Part II.  Other Information

Item 4. Submission of Matters to a Vote of Security Holders

         The 2000 Annual Meeting of Shareholders of the Company was held on May 16, 2000.

         At the Annual Meeting, the following proposals were voted upon:

         A proposal to amend the Company's Employee Stock Purchase Plan to increase the number of shares of the Company's Common Stock reserved for issuance thereunder from 500,000 shares to 1,250,000 shares was approved by the following vote:

                 For                              Against                            Abstain
                 ---                              -------                            -------
             20,576,773                           591,837                            153,189

         The following directors were elected to office for the ensuing year and were approved by the following votes:


                                                For                          Against(1)
                                                ---                          --------
         Ernest Mario                        21,336,261                      138,927

         Fredric N. Eshelman                 21,061,863                      413,325

         John A. McNeill, Jr.                21,334,094                      141,094

         Stuart Bondurant                    21,336,361                      138,827

         Frederick Frank                     20,191,832                    1,283,356

         Paul J. Rizzo                       21,334,305                      140,883

         Abraham E. Cohen                    21,329,311                      145,877

         Donald C. Harrison                  21,336,361                      138,827


         (1) Includes abstentions.

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits


         Exhibit 10.145 Third amendment to Employee Stock Purchase Plan, dated June 21, 1997.


         Exhibit 10.146 Third Amendment to Loan Agreement dated June 23, 2000, between Pharmaceutical Product Development, Inc. and First Union National Bank.


         Exhibit 10.147 Fourth Amendment to Loan Agreement dated June 30, 2000, between Pharmaceutical Product Development, Inc. and First Union National Bank.


         Exhibit 27        Financial Data Schedule (for SEC use only)


(b)      Reports on Form 8-K

         No reports on Form 8-K were filed during the quarter ended June 30, 2000.

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



                           PHARMACEUTICAL PRODUCT DEVELOPMENT, INC.
                           ----------------------------------------
                                    (Registrant)



                           By     /s/         Linda Baddour
                                     ----------------------------------------
                                          Chief Accounting Officer


                           By     /s/         Fred Eshelman
                                     ----------------------------------------
                                      Director and Chief Executive Officer
                                         (Principal Executive Officer)

Date:  August 11, 2000