Form 10-Q
period 2000-09-30
PHARMACEUTICAL PRODUCT DEVELOPMENT INC
filed 2000-11-13
CIK 1003124

================================================================================
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549


                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934. For the quarterly period ended September 30, 2000.

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

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 25,091,473 shares of common stock, par value $0.10 per share, as of October 31, 2000.

================================================================================
--------------------------------------------------------------------------------

                                      INDEX

                                                                                                       Page
                                                                                                       ----

Part I.  FINANCIAL INFORMATION
Item 1. Financial Statements

     Consolidated Condensed Statements of Operations for the Three and Nine Months Ended

       September 30, 2000 and 1999..................................................................     3

     Consolidated Condensed Balance Sheets as of September 30, 2000

       and December 31, 1999........................................................................     4

     Consolidated Condensed Statements of Cash Flows for the Nine Months Ended

       September 30, 2000 and 1999..................................................................     5

     Notes to Consolidated Condensed Financial Statements...........................................     6

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.......     8

Item 3. Quantitative and Qualitative Disclosures about Market Risk..................................    15

Part II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K............................................................    16

Signature...........................................................................................    17

            PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (unaudited)
                    (in thousands, except per share amounts)


                                                                   Three Months Ended                   Nine Months Ended
                                                                        September 30,                     September 30,
                                                               ---------------------------       ----------------------------
                                                                   2000             1999              2000            1999
                                                               -----------       ---------       ------------   -------------
Life sciences revenues, net of subcontractor costs of
    $34,007, $26,912, $86,693 and $87,760, respectively        $    83,741       $   78,849      $    243,926    $   223,191

Discovery sciences revenues, net of subcontractor costs of
    $57, $17, $112 and $51, respectively                             5,529              509            11,154          2,031
                                                               -----------       ----------      ------------     -----------
Net revenue                                                         89,270           79,358           255,080         225,222
                                                               -----------       ----------      ------------     -----------
Direct costs - Life sciences                                        42,829           37,913           125,194         108,432
Direct costs - Discovery sciences                                    1,999            2,453             5,448           5,586
Selling, general and administrative expenses                        27,947           24,182            81,152          70,285
Depreciation and amortization                                        4,444            3,848            12,668          10,905
Merger costs                                                             -                -                 -             218
                                                               -----------       ----------      ------------     -----------
                                                                    77,219           68,396           224,462         195,426
                                                               -----------       ----------      ------------     -----------
Operating income                                                    12,051           10,962            30,618          29,796
Interest income, net                                                 1,378              877             3,581           2,334
Other income, net                                                      613              246             1,438             997
                                                               -----------       ----------      ------------     -----------
Income from continuing operations before provision
    for income taxes                                                14,042           12,085            35,637          33,127
Provision for income taxes                                           5,266            4,689            13,294          12,853
                                                               -----------       ----------      ------------     -----------
Income from continuing operations                                    8,776            7,396            22,343          20,274
Loss from operations of discontinued environmental
    sciences segment, net of income tax benefit of $0, $171,
    $0 and $250, respectively                                            -             (270)                -            (395)
                                                               -----------       ----------      ------------     -----------
Net income                                                     $     8,776       $    7,126      $     22,343   $      19,879
                                                               ===========      ===========      ============     ===========
Income from continuing operations per share:
    Basic                                                      $      0.35       $     0.30      $       0.90   $        0.83
                                                               ===========      ===========      ============     ===========
    Diluted                                                    $      0.35       $     0.30      $       0.89   $        0.81
                                                               ===========      ===========      ============     ===========
Loss from discontinued operations per share:
    Basic                                                      $         -       $    (0.01)     $          -   $       (0.02)
                                                               ===========      ===========      ============     ===========
    Diluted                                                    $         -       $    (0.01)     $          -   $       (0.01)
                                                               ===========      ===========      ============     ===========
Net income per share:
    Basic                                                      $      0.35       $     0.29      $       0.90   $        0.81
                                                               ===========      ===========      ============     ===========
    Diluted                                                    $      0.35       $     0.29      $       0.89   $        0.80
                                                               ===========      ===========      ============     ===========
Weighted average number of common shares outstanding:
    Basic                                                           25,045           24,629            24,888          24,544
    Dilutive effect of stock options                                   206              246               169             345
                                                               -----------       ----------      ------------     -----------
    Diluted                                                         25,251           24,875            25,057          24,889
                                                               ===========      ===========      ============     ===========


The accompanying notes are an integral part of these consolidated condensed financial statements.

            PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                 (in thousands)

                                     Assets

                                                                          September 30,            December 31,
                                                                              2000                     1999
                                                                          -----------             --------------
                                                                           (unaudited)
Current assets
   Cash and cash equivalents                                              $     73,597              $    61,251
   Accounts receivable and unbilled services, net                              115,588                  114,753
   Investigator advances                                                         3,409                    2,069
   Prepaid expenses and other current assets                                    12,857                   16,802
   Deferred tax asset                                                            5,269                    4,012
                                                                           -----------              -----------
     Total current assets                                                      210,720                  198,887

Property, plant and equipment, net                                              58,381                   52,282
Goodwill, net                                                                    9,081                    9,437
Note receivable                                                                 19,000                   19,500
Other assets, net                                                               15,083                    8,597
                                                                           -----------              -----------
     Total assets                                                          $   312,265              $   288,703
                                                                           ===========              ===========

                      Liabilities and Shareholders' Equity
Current liabilities
   Accounts payable                                                        $     7,540              $    10,103
   Payables to investigators                                                     5,583                    5,916
   Other accrued expenses                                                       33,648                   27,471
   Unearned income                                                              43,647                   50,213
   Current maturities of long-term debt                                            521                      211
                                                                           -----------              -----------
     Total current liabilities                                                  90,939                   93,914

Long-term debt, less current maturities                                            915                      359
Deferred rent and other                                                          2,402                    1,966
                                                                           -----------              -----------
     Total liabilities                                                          94,256                   96,239
                                                                           -----------              -----------

Shareholders' equity
   Common stock                                                                  2,505                    2,463
   Paid-in capital                                                             138,844                  134,029
   Retained earnings                                                            81,040                   58,697
   Accumulated other comprehensive loss                                         (4,380)                  (2,725)
                                                                           -----------              -----------
     Total shareholders' equity                                                218,009                  192,464
                                                                           -----------              -----------

     Total liabilities and shareholders' equity                            $   312,265              $   288,703
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

            PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                                 (in thousands)

                                                                                     Nine Months Ended
                                                                                       September 30,
                                                                         ------------------------------------
                                                                               2000                   1999
                                                                         ---------------         ------------
Cash flows from operating activities:
   Net income                                                             $     22,343            $    19,879
   Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation and amortization                                             12,668                 11,102
      Change in operating assets and liabilities                                (1,156)                (5,670)
                                                                           -----------              ---------
         Net cash provided by operating activities                              33,855                 25,311
                                                                           -----------              ---------

Cash flows from investing activities:
      Cash received from repayment of note receivable                              500                    500
      Cost method investments                                                   (5,000)                (3,500)
      Purchases of property and equipment                                      (16,305)               (18,678)
      Proceeds from sale of property and equipment                                 225                     14
      Net cash (paid for) received from acquisitions                            (1,500)                   738
      Net cash received in sale of business                                          -                  3,421
                                                                           -----------              ---------
         Net cash used in investing activities                                 (22,080)               (17,505)
                                                                           -----------              ---------

Cash flows from financing activities:
      Proceeds from long-term debt                                                   -                    982
      Repayment of long-term debt                                                  (94)                (6,246)
      Repayment of capital leases obligation                                      (446)                     -
      Proceeds from exercise of stock options
        and employee stock purchase plan                                         4,095                  6,203
                                                                           -----------              ---------
         Net cash provided by financing activities                               3,555                    939
                                                                           -----------              ---------
Effect of exchange rate changes on cash                                         (2,984)                (1,435)
                                                                           -----------              ---------
Net increase in cash and cash equivalents                                       12,346                  7,310
Cash and cash equivalents, beginning of the period                              61,251                 34,083
                                                                           -----------              ---------
Cash and cash equivalents, end of the period                               $    73,597              $  41,393
                                                                           ===========              =========



The accompanying notes are an integral part of these consolidated condensed financial statements.

            PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (unaudited)

1. ACCOUNTING POLICIES

         The significant accounting policies followed by Pharmaceutical Product Development, Inc. and its subsidiaries (collectively the "Company") for interim financial reporting are consistent with the accounting policies followed for annual financial reporting. These unaudited consolidated condensed financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X, and in management's opinion, all adjustments of a normal recurring nature necessary for a fair presentation have been included. The accompanying consolidated condensed financial statements do not purport to contain all the necessary financial disclosures that might otherwise be necessary in the circumstances and should be read in conjunction with the consolidated financial statements and notes thereto in the Company's Annual Report on Form 10-K for the year ended December 31, 1999. The results of operations for the three-month and nine-month periods ended September 30, 2000 are not necessarily indicative of the results to be expected for the full year or any other period. The amounts on the December 31, 1999 consolidated condensed balance sheet have been derived from the audited financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

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

         Recent Accounting Pronouncements

         In December 1999, the SEC issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements," ("SAB 101"), which provides guidance on the recognition, presentation and disclosures of revenue in financial statements filed with the SEC. SAB 101, as amended by SAB 101A and SAB 101B, outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosures related to revenue recognition policies. SAB 101 is required to be adopted in the Company's fourth quarter of fiscal year 2000. The adoption of SAB 101 is not expected to have a significant impact on the Company's revenue recognition policies.

2. PRINCIPLES OF CONSOLIDATION

         The accompanying unaudited consolidated condensed financial statements include the accounts and operations of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.



3. ACQUISITIONS

Pooling

         In March 1999, the Company acquired ATP, Inc., a health information services company. ATP provides customized inbound and outbound telecommunications programs targeting consumers and health care providers. The Company acquired all of the outstanding stock of ATP in exchange for issuance of approximately 876,000 shares of the Company's common stock. Outstanding ATP options were exchanged for options to acquire approximately 216,000 shares of the Company's common stock. This acquisition was accounted for using the pooling of interests method. Results of operations for ATP are included in the consolidated results of operations of the Company beginning January 1, 1999.

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

5. DISCONTINUED OPERATIONS

         Effective January 31, 1999, the Company sold its environmental sciences segment to Environ Holdings, Inc., a new company formed by the management of the environmental sciences segment, for total consideration of approximately $26,244,000. The Company received cash of $1,244,000, a four-year note for $7,000,000 and a 12-year note for $18,000,000. The sale resulted in no gain or loss because the sales price was equal to the book value of the net assets sold at the date of the sale. In the first quarter of 1999, the Company received full pre-payment of the four-year note of $7,000,000. To date, the Company has received interest payments, when due, on the 12-year note.

6. COMPREHENSIVE INCOME

         The Company's total comprehensive income for the three-month periods ended September 30, 2000 and 1999 was $8,096,000 and $8,028,000, respectively, and for the nine-month periods ended September 30, 2000 and 1999 was $20,688,000 and $18,443,000, respectively.

         Information concerning the components of the Company's other comprehensive income (loss) for the three-month and nine-month periods ended September 30, 2000 and 1999 is as follows (in thousands):

                                                        Three Months Ended                    Nine Months Ended
                                                           September 30,                        September 30,
                                                          2000       1999                     2000         1999
                                                        ------------------                  --------------------
         Cumulative translation adjustment            $ (1,101)    $902                      $(2,984)   $(1,436)
         Unrealized gain on investments               $    421     $  0                      $ 1,329    $     0

7. ACCOUNTS RECEIVABLE AND UNBILLED SERVICES:

         Accounts receivable and unbilled services consisted of the following:

                                                        September 30,             December 31,
                                                            2000                      1999
                                                       --------------             -------------
                                                          (unaudited)
           Billed                                          $ 67,557                  $ 70,005
           Unbilled                                          49,227                    45,814
           Reserve for doubtful accounts                     (1,196)                   (1,066)
                                                           --------                  ---------
                                                           $115,588                  $114,753
                                                           ========                  ========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis is provided to increase understanding of, and should be read in conjunction with, the consolidated condensed financial statements and accompanying notes. In this discussion, the words "PPD", "Company", "we", "our" and "us" refer to Pharmaceutical Product Development, Inc., together with its subsidiaries where appropriate.


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

PPD wishes to caution the reader that actual results could differ materially from those currently anticipated due to a number of factors, including those set forth herein and in the Company's other SEC filings. The following are some of the factors that could affect our financial performance or could cause actual results to differ materially from estimates contained in or underlying our Company's forward-looking statements: risks relating to government regulation; dependence on certain industries; the fixed price nature of contracts; the commencement, completion or cancellation of large contracts; progress of ongoing contracts; risks associated with drug discoveries; potential liability associated with the Company's lines of business; risks associated with acquisitions; continued success in sales growth; dependence on personnel; management of growth; and competition.


COMPANY OVERVIEW

PPD is a leading contract research organization, providing a broad range of research and development and consulting services on a worldwide basis. We believe we are one of the largest contract research organizations, based on 1999 annual net revenues, and are one of only a few companies that is capable of providing comprehensive global product development services. We operate in two different segments for financial reporting purposes: life sciences and discovery sciences. In the life sciences group, we provide worldwide clinical research and development of pharmaceutical products and medical devices, biostatistical analysis and analytical laboratory services. Our discovery sciences services include target identification and validation, compound creation, screening and compound selection. We provide services under contract to clients in the pharmaceutical, general chemical, agrochemical, biotechnology and other industries. In addition, we perform discovery research on compounds for which we hold a license and for clients in the pharmaceutical industry. We market our life sciences services primarily in the United States and Europe. To date, our discovery revenues have all been generated in the United States.

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

PPD Development provides its clients services designed to reduce product development time. This enables our customers to introduce their products into the marketplace faster and as a result, maximize the period of market exclusivity and monetary return on their research and development investment. Additionally, PPD Development's integrated services and broad experience provide its clients a variable cost alternative to fixed cost internal development capabilities. PPD Development's professional CRO services include Phase I clinical testing, laboratory services, patient and investigator recruitment, Phase II-IV clinical trial monitoring and management, clinical data management and biostatistical analysis, regulatory consulting and submissions, medical writing, pharmacovigilance, and healthcare economics and outcomes research.

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

PPD ATP became a division of the Company through the acquisition of ATP, Inc. in March 1999. PPD ATP manages telephone inquiries from consumers and healthcare providers by using on-line, licensed pharmacists, other healthcare professionals and customer assistance specialists who are available 24 hours a day, 365 days a year. In addition to telephone inquiries and responses, PPD ATP also receives and responds to medical information inquiries from consumers and healthcare providers in writing and via e-mail. PPD ATP creates and implements customized inbound and outbound telecommunication programs for pharmaceutical manufacturers, chain drug stores, managed care organizations and other companies with healthcare enhancing objectives.

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

         Discovery Sciences Group

PPD Discovery, Inc. was established in September 1997 when the Company acquired SARCO, Inc., a combinational chemistry company, and the GSX System, a functional genomics platform technology. PPD Discovery focuses on the discovery research segment of the pharmaceutical research and development outsourcing market. In May 1998, the Company created PPD GenuPro, Inc., a wholly owned subsidiary, which holds licenses to a number of compounds in the genitourinary field. PPD GenuPro manages and performs the discovery research and development of these compounds and intends to license these compounds to pharmaceutical or biotechnology companies. In May 1999, the Company formed its PPD Virtual subsidiary. PPD Virtual provides consultant and management services for product portfolio management, strategic development and commercial product assessment. In May 1999, PPD GenuPro was realigned as a division of PPD Virtual. For more detailed information on the Company's Discovery Sciences Group, see the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

STATEMENT OF OPERATIONS COMPONENTS

Historically, a majority of our net revenues have been earned under contracts. These contracts generally range in duration from a few months to a few years. Revenue from these contracts is recognized under either the percentage of completion method of accounting or on a time and materials basis as services are rendered. These contracts may contain provisions for renegotiations for cost overruns arising from changes in the scope of work. Renegotiated amounts are included in net revenues when earned and realization is assured. In some cases, for multi-year contracts a portion of the contract fee is paid at the time the trial is initiated. These fees are initially deferred and are then recognized as income over the contract period using the percentage of completion method. We receive additional payments based upon our achievement of performance-based milestones over the contract duration. We routinely subcontract with independent physician investigators in connection with either single or multi-site clinical trials. Investigator fees are reflected net in revenues because these investigator fees are paid by the customers to us on a "pass-through basis" (i.e., without risk or reward to us). Most contracts are terminable either immediately or upon notice by the client. These contracts typically require payment to us of expenses to wind down a study, fees earned to date, and, in some cases, an early termination fee.

We segregate our recurring operating expenses among three categories: direct costs; selling, general and administrative; and depreciation and amortization. Direct costs consist of appropriate amounts necessary to complete the revenue and earnings process, and include direct labor and related benefit charges, other costs directly related to contracts, and an allocation of facility and information technology costs. Direct costs, as a percentage of net revenues, tend and are expected to fluctuate from one period to another, as a result of changes in labor utilization and the mix of service offerings involving the hundreds of studies conducted during any period of time. Selling, general and administrative expenses consist primarily of administrative payroll and related benefit charges, advertising and promotional expenses, recruiting and relocation expenses, administrative travel and an allocation of facility and information technology costs. Included in administrative payroll are costs associated with operational employees managing direct staff, underutilization of direct staff and administrative support functions.


POTENTIAL VOLATILITY OF QUARTERLY OPERATING RESULTS AND STOCK PRICE

Our quarterly operating results are subject to volatility, and are expected to continue to be subject to volatility, as a result of factors such as (1) delays in initiating or completing significant drug development trials, (2) termination of drug development trials, (3) changes in the mix of services performed, (4) acquisitions, (5) the timing of start-up expenses for new offices and (6) the timing of milestone payments under Discovery Sciences contracts. Delays and terminations of trials are often the result of actions taken by our customers or regulatory authorities and are not typically controllable by us. Because a large percentage of the Company's operating costs are relatively fixed while revenue is subject to fluctuation, minor variations in the commencement, progress or completion of drug development trials can cause significant variations in quarterly operating results. To the extent our international business increases, exchange rate fluctuations and other international business risks might also influence these results. We believe that comparisons of our quarterly financial results are not necessarily meaningful and should not be relied upon as an indication of future performance.

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

RESULTS OF OPERATIONS

Three Months Ended September 30, 2000 Versus Three Months Ended September 30,
1999

Net revenue increased 12.5% to $89.3 million for the three months ended September 30, 2000 from $79.4 million for the corresponding 1999 period. The Life Sciences Group's operations accounted for 93.8% of our net revenue for the third quarter of 2000. The Life Sciences Group net revenue increased 6.2% to $83.7 million from the 1999 third quarter. The growth in the Life Sciences Group operations was primarily attributable to an increase in the size and number of contracts in the global CRO Phase II-IV division as well as the increase in the number of contracts in the North America Phase I and laboratory services. The Discovery Sciences Group net revenue increased $5.0 million to $5.5 million from the 1999 third quarter. The growth in the Discovery Sciences operations was primarily attributable to revenue generated by the functional genomics division as a result of entering into new contracts in January 2000 and July 2000.

Total direct costs increased 11.1% to $44.8 million for the three months ended September 30, 2000 from $40.4 million for the corresponding 1999 period. Gross margin percentage increased 0.6% from the same period a year ago. The Life Sciences direct costs increased to $42.8 million in the third quarter of 2000 as compared to $37.9 million in the third quarter of 1999. The increased direct cost dollars resulted primarily from increased personnel costs due to the increase in the size and number of contracts in the Global CRO Phase II-IV division. The Life Sciences Group gross margin decreased to 48.9% from 51.9%. This decrease is principally due to the mix of levels of personnel involved in the contracts performed and an increase in personnel utilization due to quality initiatives. The Discovery Sciences Group direct costs decreased to $2.0 million in the third quarter of 2000 as compared to $2.5 million in the third quarter of 1999.

Selling, general and administrative ("SG&A") expenses increased 15.6% to $27.9 million in the third quarter of 2000 from $24.2 million in the same period last year. The increase is primarily attributable to an investment in additional administrative personnel and an increase in facility and information technology costs to support the Company's expanding operations. As a percentage of net revenue, SG&A expenses increased to 31.3% in 2000 from 30.5% in the same period last year.

Total depreciation and amortization expense increased $0.6 million to $4.4 million from the same period last year. The increase was related to the depreciation of the increased investment in property and equipment due primarily to our growth. Our capital expenditures were $4.5 million for the third quarter of 2000. Furniture and leasehold improvements in existing facilities accounted for approximately 27.7%, while the enhancement and expansion of the Discovery Sciences Group's facilities accounted for approximately 14.1% of this capital investment. The remaining capital expenditures were predominately incurred in connection with technology upgrades.

Operating income increased $1.1 million to $12.1 million in the third quarter of 2000, as compared to $11.0 million in the third quarter of 1999. As a percentage of net revenue, operating income of 13.5% in 2000 represents a decrease from 13.8% of net revenue in 1999. This decrease was primarily due to the decrease in our gross margin mentioned above.

Net interest and other income increased $0.9 million to $2.0 million for the third quarter of 2000. The increase was primarily the result of the increase in net interest income and an increase in net foreign currency transaction gains.

Our effective tax rate for the three months ended September 30, 2000 decreased to 37.5% from 38.8% for the corresponding 1999 period. This decrease was primarily due to the full recognition of a state tax benefit derived from a tax planning strategy implemented during the second quarter of 2000.

The Company recorded a loss from discontinued operations, net of income tax benefit, related to its environmental sciences segment, of $0.3 million in the third quarter of 1999. The Company sold its environmental sciences segment on January 31, 1999.

Net income of $8.8 million in the third quarter of 2000 represents an increase of $1.4 million over the same period a year ago. Net income per diluted share of $0.35 compares to net income per diluted share of $0.29 for the same period last year.


Nine Months Ended September 30, 2000 Versus Nine Months Ended September 30, 1999

Net revenue increased 13.3% to $255.1 million for the nine months ended September 30, 2000 from $225.2 million for the corresponding 1999 period. The Life Sciences Group's operations accounted for 95.6% of our net revenue for 2000. The Life Sciences Group net revenue increased 9.3% to $243.9 million from the same period in 1999. The growth in the Life Sciences Group operations was primarily attributable to an increase in the size and number of contracts in the global CRO Phase II-IV division, along with an increase in our laboratory services. The Discovery Sciences Group net revenue increased $9.1 million to $11.2 million from the same period in 1999. The growth in the Discovery Sciences operations was primarily attributable to revenue generated by the functional genomics division as a result of entering into new contracts in January 2000 and July 2000.

Total direct costs increased 14.6% to $130.6 million for the nine months ended September 30, 2000 from $114.0 million for the corresponding 1999 period. Gross margin percentage decreased 0.6% from the same period a year ago. The Life Sciences direct costs increased to $125.2 million in the nine months ended September 30, 2000 as compared to $108.4 million for the same period last year. The increase in direct costs resulted primarily from increased personnel costs due to the increase in the size and number of contracts in the Global CRO Phase II-IV division. The Life Sciences Group gross margin decreased to 48.7% from 51.4%. This decrease is principally due to the mix of levels of personnel involved in the contracts performed and an increase in personnel utilization due to quality initiatives. The Discovery Sciences Group direct costs decreased to $5.4 million in 2000 as compared to $5.6 million in 1999.

SG&A expenses increased 15.5% to $81.2 million in 2000 from $70.3 million in the same period last year. The increase is primarily attributable to an investment in additional administrative personnel and an increase in facility and information technology costs to support our expanding operations. As a percentage of net revenue, SG&A expenses increased to 31.8% in 2000 from 31.2% in the same period last year.

Total depreciation and amortization expense increased $1.8 million to $12.7 million from the same period last year. The increase was related to the depreciation of the increased investment in property and equipment due primarily to our growth. Our capital expenditures were $16.3 million for the first nine months of 2000. Expanded capabilities in our laboratories accounted for approximately 25.1% of this capital investment. Furniture and leasehold improvements in existing facilities accounted for approximately 19.7%, while the enhancement and expansion of the Discovery Sciences Group's facilities accounted for approximately 10.0% of this capital investment. The remaining capital expenditures were predominately incurred in connection with the expansion of existing operations.

During the first quarter of 1999, we recorded merger costs of $0.2 million in connection with the acquisition of PPD ATP, which was recorded using the pooling of interests method of accounting. These costs were primarily cash expenses, such as legal and accounting fees, related to this transaction.

Operating income increased $0.8 million to $30.6 million in the nine months ended September 30, 2000, as compared to $29.8 million for the same period last year. As a percentage of net revenue, operating income of 12.0% in 2000 represents a decrease from 13.2% of net revenue in 1999. This decrease was primarily due to the decrease in the Company's gross margin mentioned above.

Net interest and other income increased $1.7 million to $5.0 million for the nine months ended September 30, 2000. The increase was primarily the result of the increase in net interest income and net foreign currency transaction gains.

Our effective tax rate for the nine months ended September 30, 2000 decreased to 37.3% from 38.8% for the corresponding 1999 period. This decrease was primarily due to the full recognition of a state tax benefit derived from a tax planning strategy implemented during the second quarter of 2000.

We recorded a loss from discontinued operations, net of income tax benefit, related to our environmental sciences segment, of $0.4 million for the nine months ended September 30, 1999. We sold our environmental sciences segment in January 1999.

Net income of $22.3 million represents an improvement of $2.5 million over the same period a year ago. Net income per diluted share of $0.89 compares to net income per diluted share of $0.80 for the same period last year.


Liquidity and Capital Resources

As of September 30, 2000, we had $73.6 million of cash and cash equivalents on hand. We have historically funded our operations and growth, including acquisitions, with cash flow from operations, borrowings and through the use of the Company's stock. We are exposed to changes in interest rates on cash equivalents, short-term investments, and amounts outstanding under note payable and lines of credit. Our cash and cash equivalents and short-term investments are invested in financial instruments with interest rates based on financial market conditions.

For the nine months ended September 30, 2000, we had cash flow from operating activities of $33.9 million as compared to $25.3 million for the same period last year. For the 2000 period, net income of $22.3 million, depreciation and amortization of $12.7 million and the net decrease of $1.2 million in other assets and liabilities resulted in this increase in cash flow from operating activities.

For the nine months ended September 30, 2000, our investing activities used $22.1 million in cash. Capital expenditures of $16.3 million, $5.0 million paid for a cost method investment and the cash paid for Pharmazyme of $1.5 million were partially offset by $0.5 million received from the repayment of a note receivable.

For the nine months ended September 30, 2000, our financing activities provided $3.6 million in cash, as net proceeds from exercise of stock options and employee stock purchase plan of $4.1 million were offset by $0.5 million in repayments of long-term debt and capital lease obligations.

Working capital as of September 30, 2000 was $119.8 million compared to $99.0 million at September 30, 1999. The increase in working capital was due primarily to the increase in cash and cash equivalents of $32.2 million offset in part by the increase in unearned income of $4.0 million and an increase in other accrued expenses of $8.0 million. The number of days revenue outstanding in accounts receivable and unbilled services, net of unearned income, ("DSO") were 49.4 as of September 30, 2000 and 65.1 days as of September 30, 1999. DSO is calculating using a three-month average of accounts receivable, unbilled services and unearned income. The decrease in DSO was primarily the result of the focused effort by management on improving the accounts receivable collection process.

In June 1998, we obtained a $50.0 million revolving credit facility from First Union National Bank. Indebtedness under the line is unsecured and subject to traditional financial covenants relating to financial ratios and tangible net worth. The unused portion of the loan is available to provide working capital and for general corporate purposes. As of September 30, 2000, we had $5.7 million reserved under this facility in the form of a letter of credit. This credit facility expires in June 2001, at which time any outstanding balance is due. In addition, we act as guarantor on an $9.0 million revolving credit facility for PPGx.

In August 1999, we renegotiated a credit facility for $50.0 million from Wachovia Bank, N.A. Indebtedness under the line is unsecured and subject to traditional financial covenants relating to financial ratios and tangible net worth. This credit facility expires in August 2001, at which time any outstanding balance is due. There was no amount outstanding under this credit facility at September 30, 2000.

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


Taxes

Because we conduct operations on a global basis, our effective tax rate has and will continue to depend upon the geographic distribution of our pretax earnings among locations with varying tax rates. PPD's profits are further impacted by changes in the tax rates of the various taxing jurisdictions. In particular, as the geographic mix of PPD's pre-tax earnings among various tax jurisdictions changes, PPD's effective tax rate might vary from period to period.


Exchange Rate Fluctuations and Exchange Controls

PPD is exposed to foreign currency risk by virtue of its international operations. PPD conducts business in several foreign countries. Approximately 11.0% and 15.5% of our net revenues for the three months ended September 30, 2000 and 1999, respectively, were derived from operations outside the United States. Funds generated by each subsidiary of the Company are generally reinvested in the country where they are earned. The operations in the United Kingdom generated more than 35% of the Company's revenue from foreign operations during the third quarter of 2000. Accordingly, some exposure exists to adverse movements in the pound sterling and other foreign currencies. The United Kingdom has traditionally had a relatively stable currency compared to our functional currency, the U.S. dollar. We anticipate that those conditions will persist for at least the next 12 months.

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


Inflation

While most of PPD's net revenues are earned under contract, the long-term contracts (those in excess of one year) generally include an inflation or cost of living adjustment for the portion of the services to be performed beyond one year from the contract date. As a result, PPD believes that the effects of inflation generally do not have a material adverse effect on its operations or financial condition.




Item 3. Quantitative and Qualitative Disclosures about Market Risk


See Management's Discussion and Analysis of Financial Condition and Results of Operations.

Part II. Other Information

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits


         Exhibit 10.148 Employment Agreement dated July 20, 2000 between Pharmaceutical Product Development, Inc. and Philippe
                           M. Maitre.


         Exhibit 10.149 Severance Agreement dated July 20, 2000 between Pharmaceutical Product Development, Inc. and Philippe
                           M. Maitre.


         Exhibit 10.150 First Amendment to Loan Agreement dated June 22, 2000, by and among PPGx, Inc., Pharmaceutical Product Development, Inc., as Guarantor, and First Union National Bank.


         Exhibit 10.151 Second Amendment to Loan Agreement dated June 30, 2000, by and among PPGx, Inc., Pharmaceutical Product Development, Inc., as Guarantor, and First Union National Bank.


         Exhibit 10.152 Third Amendment to Loan Agreement dated September 20, 2000, by and among PPGx, Inc., Pharmaceutical Product Development, Inc., as Guarantor, and First Union National Bank.


         Exhibit 10.153 Fifth Amendment to Loan Agreement dated August 1, 2000, between Pharmaceutical Product Development, Inc. and Wachovia Bank N.A.


         Exhibit 10.154 Loan Agreement dated September 22, 2000, by and between PPGx, Inc., Pharmaceutical Product Development, Inc., and Axys Pharmaceuticals, Inc.


         Exhibit 27        Financial Data Schedule (for SEC use only)


(b)      Reports on Form 8-K

         No reports on Form 8-K were filed during the quarter ended September 30, 2000.

         SIGNATURE


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                  PHARMACEUTICAL PRODUCT DEVELOPMENT, INC.
                           -----------------------------------------------------
                                              (Registrant)



                           By  /s/           Philippe Maitre
                                 -----------------------------------------------
                                          Chief Financial Officer
                                        (Principal Financial Officer)



Date:  November XX, 2000