Form 10-K405
period 2000-12-31
PHARMACEUTICAL PRODUCT DEVELOPMENT INC
filed 2001-03-13
CIK 1003124

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                   FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended December 31, 2000

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes    X     No ________
    --------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the common stock held by non-affiliates of the registrant was $1,139,069,558 as of February 15, 2001, based upon the closing price of the Common Stock on that date on the NASDAQ National Market System. Shares of Common Stock held by each executive officer and director and by each person who owns 10% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status might not be conclusive for other purposes.

The number of shares outstanding of the registrant's class of Common Stock, par value $0.10 per share, was 25,700,817 as of February 15, 2001.

                      DOCUMENTS INCORPORATED BY REFERENCE

The Company's definitive Proxy Statement for its 2001 Annual Meeting of Stockholders (certain parts as indicated in Part III).

                                    PART I

     Statements in this Report that are not descriptions of historical facts are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements reflect management's current view with respect to certain future events and financial performance, but are subject to risks and uncertainties. Actual results could differ materially from those currently anticipated due to a number of factors, including those set forth herein and in our other SEC filings, and including, in particular: dependence on certain industries; the commencement, completion or cancellation of large contracts; dependence on personnel; competition; risks relating to government regulation; potential liability associated with our lines of business; management of growth; the fixed price nature of contracts; risks associated with acquisitions and the other factors discussed in Item 1 under the heading "Factors that Might Affect our Business or Stock Price". Because a large percentage of our operating costs are relatively fixed, variations in the timing and progress of large contracts can materially affect results.

Item 1.   Business

Overview

     We are a leading global provider of drug discovery and development services to pharmaceutical and biotechnology companies. Our corporate mission is to help clients maximize the return on their research and development investments. We offer therapeutic expertise, advanced technologies and comprehensive resources for both drug discovery and drug development.

     We have been in the drug development business for more than 15 years. Our development services include preclinical programs through Phase 1 to Phase 4 clinical development. In addition, we also offer certain post-market support services for drugs receiving approval for market use, such as product launch services, patient compliance programs, and medical communications programs for consumer and healthcare providers on product use and adverse events. We have extensive clinical trial experience across a multitude of therapeutic areas and encompassing various geographical areas, including regional, national and global studies.

     With more than 3,700 professionals in 47 offices in 19 countries around the world, we provided services to 42 of the top 50 pharmaceutical companies in the world as ranked by 1999 healthcare research and development spending, in addition to our work with leading biotechnology companies. We believe that we are the world's third largest provider of drug development services to pharmaceutical and biotechnology companies.

     Building on our outsourcing relationship with pharmaceutical and biotechnology clients, we established our discovery services group in 1997. This group focuses on functional genomics, which is the study of gene functions to identify drug targets within the body, as well as biological chemistry research and preclinical biology services.

     In addition, we developed an innovative risk-sharing research and development partnership model to help pharmaceutical and biotechnology clients develop compounds. Through these partnerships, we help our clients research and evaluate the development potential for early stage compounds, when their investment is significantly less than the amount at risk at later development phases.

     As a result of having these core areas of expertise in discovery and development, we can provide integrated services across the entire drug development spectrum, from discovery to market and beyond.

Industry Overview

     Worldwide pharmaceutical drug sales were estimated to be approximately $337 billion in 2000, and are projected to increase to $506 billion by 2004, according to IMS Health Incorporated, or IMS Health. However, discovering and developing new drugs is an extremely expensive and time-consuming process. IMS Health estimates that the average cost of developing a drug exceeds $500 million and on average takes almost 15 years. Recent figures from IMS Health, the Association for Medicines Research and our own estimates indicate that pharmaceutical and biotechnology companies invested approximately $57 billion in research and development activities in 2000.

     The drug development services industry provides independent product development services to the pharmaceutical and biotechnology industries. This industry has evolved from providing limited clinical trial services in the 1970s to a full-service industry today that encompasses broader relationships with customers, covering the entire drug development process, including preclinical evaluations, study design, clinical trial management, data collection, biostatistical analysis and product registration support. Approximately $5.6 billion in clinical trial support dollars was outsourced in 2000. The market place for drug development services is expected to grow at an annual rate of 15% or more in the future.

     Over the past 20 years, technological advances have dramatically changed the drug discovery process. New and improved technologies have evolved such as combinatorial chemistry, ultra high-throughput screening, new in vitro and in vivo preclinical profiling techniques, and the revolution in genetic-based drug research commonly referred to as genomics. The objective of these innovations is to find more drug targets and to screen against targets much more quickly with literally millions of chemical compounds. This process should produce many more molecules having the ability to affect biological activity. These molecules need to be tested quickly and economically.

The Drug Discovery and Development Process

     Drug discovery and development is the process of creating drugs for the treatment of human disease. The drug discovery process aims to generate safe and effective drug candidates, while the drug development process involves the testing of these drug candidates for safety and efficacy in animals and humans.

     The Drug Discovery Process

        Targets. Historically, scientists have used classical cellular and molecular biology techniques to map biological pathways in cells to provide a cellular basis for understanding disease processes. Based on this information, scientists are now using a new set of technologies called genomics to pinpoint genes responsible for cellular disease functions. These genes encode proteins that act as drug targets that can be used in functional screens to provide a causal link between cellular function and occurrence of disease.

        Screening. After identifying a potential drug target, researchers develop tests, or assays, in which chemicals are screened for their ability to alter the functional activity of the target. Thousands of chemicals can be quickly screened when these assays are incorporated into high throughput screening processes. Assays can produce chemicals that interact with a drug target known as "hits". Hits that have good potency and selectivity are called "leads" which are then tested for their potential as drug candidates.

        Lead Generation. Scientists now design compound libraries to provide a starting point to identify leads in the drug discovery process and to better understand the biochemistry and therapeutic relevance of targets. High quality libraries will contain compounds of known purity, structure and weight, and will also have diverse structural variations. Once a hit is identified in a functional assay, the compound is profiled for drug characteristics such as solubility, metabolism, stability and feasibility for scale up.

        Lead Optimization. The process of "lead optimization" involves refining the chemical structure of a lead to improve its drug characteristics, with the goal of producing a preclinical drug candidate. Lead optimization typically combines empirical lead optimization and rational drug design. In empirical lead optimization procedures, large numbers of related compounds are screened for selected chemical characteristics. In rational drug design, chemicals are optimized based on the three-dimensional structure of the target. A lead that has been optimized to meet particular drug candidate criteria and is ready for toxicity testing is called a preclinical candidate.

        Process Research and Development. Compounds created for screening in lead generation and lead optimization are synthesized in relatively small, milligram quantities. Before a drug candidate can be taken into preclinical and clinical trials, larger quantities must be synthesized. The goal of process research is to improve the ease with which compounds can be synthesized in these larger quantities, typically by minimizing the number of synthetic steps, and to determine how to reduce the time and cost of production. Process development refers to the production scale-up and further refinement required for clinical trials and commercial manufacturing.

     The Drug Development Process

     The drug development process consists of two stages: preclinical and clinical. The first stage is preclinical research, in which the new drug is tested in vitro, or in a test tube, and in vivo, or in animals, generally over a one- to three-year period. The following discussion describes the role of the Food and Drug Administration, or FDA, in the drug development process in the United States. Similar regulatory processes exist in other countries.

     Prior to commencing human clinical trials in the United States, a company must file an Investigational New Drug, or IND, application with the FDA. The company must provide available manufacturing data, preclinical data, information about any use of the drug in humans for other purposes and a detailed plan for the proposed clinical trials. The design of these trials, also referred to as the study protocols, is essential to the success of the drug development effort. The protocols must correctly anticipate the nature of the data to be generated and results that the FDA will require before approving the drug. If the FDA does not comment within 30 days after an IND filing, human clinical trials may begin.

     The clinical stage is the most time-consuming and expensive part of the drug development process. The drug undergoes a series of tests in humans, including healthy volunteers as well as patients with the targeted disease or condition.

     Human trials usually start on a small scale to assess safety and then expand to larger trials to test efficacy. These trials are usually grouped into the following three phases, with multiple trials generally conducted within each phase:


     . Phase 1 trials involve testing the drug on a limited number of healthy individuals, typically 20 to 80 persons, to determine the drug's basic safety data, including tolerance, absorption, metabolism and excretion. This phase lasts an average of six months to one year.

     . Phase 2 trials involve testing a small number of volunteer patients, typically 100 to 200 persons, who suffer from the targeted disease or condition, to determine the drug's effectiveness and how different doses work. This phase lasts an average of one to two years.


     . Phase 3 trials involve testing large numbers of patients, typically several hundred to several thousand persons, to verify efficacy on a large scale, as well as long-term safety. These trials involve numerous sites and generally last two to three years.


     After the successful completion of all three clinical phases, a company submits a New Drug Application, or NDA, to the FDA requesting that the drug be approved for marketing. The NDA is a comprehensive, multi-volume filing that includes, among other things, the results of all preclinical and clinical studies. The FDA's review can last from a few months to several years, depending on the drug and the disease state that is being treated. Drugs that successfully complete this review may be marketed in the United States. As a condition to its approval of a drug, the FDA might require additional clinical trials following receipt of approval, in order to monitor long-term risks and benefits, to study different dosage levels or to evaluate different safety and efficacy parameters in target populations. In recent years, the FDA has increased its reliance on these trials, known as Phase 3b and Phase 4 trials, which allow new drugs that show early promise to reach patients without the delay typically associated with the conventional review process.

Trends Affecting the Drug Discovery and Development Industry

     The drug discovery and development services industry has been and will continue to be affected by the following trends:

     Rapid Technological Change and Increased Data. Scientific and technological advancements are rapidly changing the drug discovery and development processes. The technology to understand gene function, known as functional genomics, is widely expected to result in a dramatic increase in the number of potential drug targets within the human body. All of the human therapeutic drugs on the market today are directed at approximately 500 targets. The genomics revolution is projected to expand the number of potential targets to between 5,000 and 10,000. This proliferation of potential targets increases the need for companies to use state-of-the-art technologies to rapidly and effectively analyze large numbers of compounds to identify and optimize promising lead drug candidates. This technology and the human expertise necessary to manage and keep up with it are costly. Companies can reduce their fixed costs by outsourcing this technology.

     Increase in Potential New Drug Candidates. The increase in potential new drug candidates resulting from the genomics revolution has caused a bottleneck in the drug development industry. While the number of drug candidates is expected to rapidly increase, the time to develop a new drug candidate has not been reduced and in fact has increased in the last 30 years. Pharmaceutical and biotechnology companies do not have the internal resources to pursue development of all of these new drug candidates on their own. Consequently, these companies are looking to the drug development services industry for cost-effective and rapid means of developing new drugs.

     Biotechnology Industry Growth. The United States biotechnology industry has grown rapidly over the last ten years. This industry is generating significant numbers of new drug candidates that will require development and regulatory approval. Many of these new drug candidates are now moving into clinical development while many biotechnology companies do not have the necessary staff, operating procedures, experience or expertise to conduct clinical trials on their own. Because of the time and fixed cost involved, these companies do not have the inclination to develop their own staff in this area. Moreover, the United States biotechnology industry is expanding into and within Europe, providing additional growth opportunities for drug discovery and development services companies with global capabilities.

     Need for Large Scale Global Support. More pharmaceutical and biotechnology companies currently are filing drug registration packages in several major jurisdictions simultaneously, rather than following the past practice of filing sequentially. The studies to support these registration packages frequently include a combination of multinational and domestic trials. This trend puts an emphasis on global experience and significant process coordination throughout the development process, including the collection, analysis, integration and reporting of clinical trial data.

     Cost Pressures of Introducing New Drugs. Market forces and governmental initiatives place significant pressure on pharmaceutical and biotechnology companies to reduce drug prices. Pressures on profit margins have arisen primarily from increases in the cost of the drug discovery and development process. In addition, increased competition as a result of patent expiration, market acceptance of generic drugs, and governmental and private managed care organization efforts to reduce healthcare costs have added to the pressures of introducing a new drug. The industry is responding by consolidating, downsizing operations, decentralizing the internal discovery and development process, and minimizing fixed costs. In addition, increased pressure to differentiate products and justify drug pricing are resulting in growth in healthcare economics services with respect to drugs under development and those already on the market. Consequently, pharmaceutical and biotechnology companies are attempting to increase the speed of new drug discovery and development. By identifying possible lead compounds and eliminating others from the discovery process as early as possible, companies can focus their research and development efforts more efficiently. Turning drug discovery and development processes over to third parties also minimizes these companies' fixed costs.

The PPD Solution


     We address the needs of the pharmaceutical and biotechnology industries for drug discovery and development by providing integrated services to help our clients maximize the return on their research and development investments. We believe that our integrated drug discovery and development services offer our clients a way to identify and develop successful drugs more quickly and cost effectively. We have developed significant drug development expertise from over 15 years of operation. Over the past three years, we have expanded our services to include drug discovery services to help our clients identify potential new drug candidates, reduce drug discovery time and minimize unproductive compound development. We also use our proprietary informatics technology to support our drug discovery and development services. Lastly, because we are positioned globally, we are able to accommodate the multinational drug discovery and development needs of our customers.

Our Strategy

     Our corporate mission is to help clients maximize the return on their research and development investments. The key parts of our strategy to accomplish this mission include the following:

     .  Continue to build upon our core competencies. We are an established
        --------------------------------------------
        company led by executives with significant discovery and development experience in major pharmaceutical companies bringing successful drugs to market throughout the world. This experience and expertise constitute our core operational strengths. Our effective performance in drug development services has made us, we believe, the third largest provider of those services in the world. We are continually leveraging this expertise as we expand our drug discovery services, informatics and collaborations to develop new drugs, such as our risk-sharing partnerships for development of early stage compounds.



     .    Continue to provide a broad range of integrated drug discovery and
          ------------------------------------------------------------------
          development products and services. We offer a broad range of
          ---------------------------------
          integrated products and services that are designed to address our clients' needs throughout the entire drug discovery, development and post-market spectrum. We believe that our range of drug development services is one of the most comprehensive available from a single company. By combining our drug discovery technology with our comprehensive development services, we believe we can more effectively serve our existing clients and attract new ones.

     .    Further develop our library of intellectual property rights. We
          -----------------------------------------------------------
          believe that one of the keys to our long-term performance is the development of our intellectual property rights in a variety of areas, including genomics, chemistry and software. We expect to invest more in developing our functional genomics technology, the GSX(TM) system, including the development of databases of functional information on genes. In the future we might, internally or through a partner, develop screening assays for our targets. We also plan to synthesize additional chemical libraries, both for sale and directed specifically at external targets. We expect to continue to develop associated software, such as our SAR System(TM) for chemical library design and First Pass(TM) for preclinical development program planning.

     .    Continue to master and incorporate advanced technologies into our
          -----------------------------------------------------------------
          service offerings. We believe that optimizing the use of advanced
          -----------------
          technologies can accelerate the drug development process and yield valuable marketing information. We have broad experience in the use of technology in drug discovery and development services, and offer a wide range of technology-based products and services. We use a mixture of commercially available third-party systems and selected internally developed software to offer our clients advanced technology for expediting the drug discovery and development processes. As new technologies develop, we equip and train our employees to make use of technological innovations. We also plan to consider expanding our current technology relationships, such as those with Oracle Corp., as well as with DNA Sciences, a diagnostics research and development company whose pharmacogenomics services and products we distribute.

     .    Continue to pursue collaborative drug candidate licensing
          ---------------------------------------------------------
          relationships. We plan to continue to selectively seek opportunities
          -------------
          for risk sharing partnerships on early stage compound discovery and development, such as our relationship with Eli Lilly regarding dapoxetine and other compounds. These in-licensing arrangements could provide us with opportunities, after further development, to license compounds to others in exchange for up-front, milestone and royalty payments. We might select additional candidate compounds from those available from Lilly and advance them into and through the drug development process. We are evaluating other in-licensing opportunities from other companies and from academic institutions seeking outlets for the continued development of their discoveries. We also intend to selectively pursue out-licensing arrangements where we would own discoveries made by us while providing drug discovery services to a customer, which we would be able to license or sell for commercial development.

     .    Continue strategic global expansion to meet client needs. We currently
          --------------------------------------------------------
          have operations in the Americas, Europe, South Africa, Asia, the Middle East and the Pacific Rim, which we believe, positions us to meet our clients' multinational needs. We intend to further expand globally, as we deem appropriate to meet our existing and prospective clients' demands.

     .    Continue to pursue strategic acquisitions. We will continue to
          -----------------------------------------
          actively seek strategic acquisitions, both within and complementary to our current products and services. Our criteria for acquisitions include complementary client lists, ability to increase market share within and across clients, complementary therapeutic area and service segment strengths, strategic geographic capabilities, particular process expertise, and complementary services, products or technologies.

Our Services

     We have been providing our core drug development services for over 15 years. Over the past few years, we have expanded our service portfolio to include discovery and post-market support services. We provide services that increase efficiency, reduce timelines and save costs through our global infrastructure, integrated research and development technologies and experience, and customer-focused communications.


     Our Discovery Sciences Group

     Our Discovery Sciences Group was established in 1997 and focuses on the discovery research segment of the pharmaceutical research and development outsourcing market. We have acquired or developed proprietary genetic and chemical technologies to improve the productivity of biopharmaceutical research and development. These technologies cover a number of discovery techniques, including our patented GSX system, a functional genomics platform technology to find and validate drug targets, biochemistry to optimize the targets and preclinical biology to profile these potential drug candidates.

     Functional Genomics. Genomics is revolutionizing the process of drug discovery through the sequencing of the human genome and the identification of genes associated with disease. It is estimated that there are approximately 35,000-40,000 genes in the human genome. Genes are comprised of chemical structures called nucleotides and it is the order of these nucleotides that make up a gene sequence. Through a complex sequence of events, genes specify, or encode, proteins that have specific functions in cells. Neither a gene sequence nor gene disease association data alone provide sufficient information to identify cellular proteins that make effective drug targets. Our proprietary functional genomics technology provides the means to link gene sequences with cellular mechanisms known or believed to be involved in disease to develop effective screens for drug discovery.

     The basis for and the advantage of our proprietary GSX system are that it identifies essential genes in a disease pathway based on function. The change in function observed by our scientists enables them to identify a gene that has a causal link to a particular disease. In the GSX system, we start with a set of genes that we want to test as potential drug targets. These genes are then broken up to generate a collection of small, random strings of nucleotides, referred to as gene fragments. These gene fragments are then put into test cells where the fragments will be converted into protein, or "expressed." Our scientists observe the test cells to detect any change in a particular function. We expect that some of the gene fragments will alter the activity of a component of the test cells causing a desired change in a cellular property, or "phenotype." Thus, it is essential to have cells that display a desired biological property that is known or believed to be part of a disease pathway. For example, a malignant cell is useful for identifying a gene fragment that alters the growth pattern of the cell and therefore potentially has anti-tumor activity.

     Our scientists look for cells in which a particular function has been inhibited by the gene fragment introduced into the cell, such as loss of malignant growth. The functional inhibition results from expression of certain gene fragments in the cells that can effectively inhibit the function of the whole, or full-length, gene corresponding to the fragment. In general terms, the gene fragments are said to be acting on targets that are essential to the cellular function that is inhibited. Such targets are the full-length gene. Each inhibitory gene fragment is called a genetic suppressor element, or GSE. Some GSEs interfere with the production of the protein encoded by the target gene, while others inhibit the biochemical activity of the protein encoded by the target gene. After our scientists identify cells with altered phenotypes, they isolate the cells that display the desired phenotype and recover the inserted GSE from these cells. Our scientists then determine the nucleotide sequence of each GSE. Upon searching large databases containing gene sequences of the human genome using a GSE sequence, we can frequently find the gene from which that GSE came. The role of the newly identified target gene is then validated in a biological assay that is relevant to a particular disease state.

     GSEs can themselves be used as therapeutic compounds or they can be used as drug discovery tools. They are potentially useful for both functions because of their inhibitory nature. Typically, GSEs are used to identify and validate drug discovery targets based on the premise that if a GSE causes a desired effect on a target, then a drug acting on the same target as the GSE should produce the same outcome. Once we identify a target using our GSX system, a scientist can easily test the ability of a chemical compound to inhibit the activity of the target using any one of a variety of conventional biological assays, preferably in a high throughput screening format to expedite the process.

     Our GSX system can be applied to finding treatment for such diseases as cancer, heart disease, viral infections and others. In principle, the technology permits identification of all necessary components of any disease pathway as long as the component is involved in an observable phenotype. We offer our GSX system as part of our services to collaborators throughout the drug discovery process.

     Chemistry and Preclinical Biology. Our chemistry and preclinical biology groups are devoted to assisting our customers from lead generation through IND filing. These services include providing chemicals with selected structures for screening, as well as employing a variety of methods to help determine which hits and leads have drug-like characteristics that make them worthy of additional study or optimization. We provide a broad range of chemistry and preclinical products and services, including:

     .  lead generation;
     .  lead profiling and portfolio prioritization;
     .  lead optimization;
     . preclinical program design and proprietary preclinical project management software;
     . custom designed combinatorial libraries; and . in vitro metabolism reagents.

     Lead Generation. The availability of high quality compound libraries that have been designed with structures relevant for screening specifically against important targets and that are designed for rapid lead optimization is a rate-limiting step in the drug discovery process. We have developed synthesis protocols to produce small molecule libraries so that any leads generated require less optimization and have a greater likelihood of success of becoming drug candidates. Our chemists can create scaffolds according to customer specifications or directed toward specific targets. We can also provide library synthesis as a re-synthesis service for a customer's in-house or previously purchased compound libraries. The parallel synthesis strategy we employ typically yields between one to 10,000 components in multi-well plates in which a library is stored. We use all available components to input a range of diversity for production of customer-unique libraries. We invest significant effort in the process and synthesis of each library to ensure that the compounds generated are of known purity, structure, diversity, and amount. We analyze the library during each stage of its development to ensure the identity of each compound and to maintain quality.

     We have developed proprietary software that uses various parameters to define diversity in a library. Our SAR System is a proprietary software system that analyzes how changes in chemical structure correlate with physical and chemical parameters of compounds in a virtual library. The SAR System software can be used prior to library synthesis to construct a virtual library based on customer specifications. We can then minimize the components of the virtual library to identify compounds that potentially interact with a particular target to be screened as leads.

     We design and produce custom libraries of compounds for our clients. These libraries are generally focused toward specific target families or our customer specifications. We also produce custom-designed libraries for internal research and development programs.

     Lead Profiling and Prioritization Resources. Our lead profiling and prioritization services facilitate the early screening process and enable our customers to choose compounds that have the best chance of success in the preclinical and clinical arenas. We investigate available public information about a lead compound to identify concerns that might involve the drug class, potential clinical use or the market. In particular, we perform a manufacturing and formulation feasibility analysis, including a drug stability analysis. We can also perform computational analysis to predict absorption, toxicity or metabolite characteristics of a lead compound. We can then employ a variety of assays, including our patented Pharmazyme(TM) recombinant cytochrome P450 metabolic technology. Cytochrome P450s are a group of mixed-function liver enzymes primarily responsible for metabolizing many drug substances. This method, combined with other cellular assays, can identify metabolizing enzymes, which are enzymes that may be inhibited and identify metabolites in conjunction with chromatographic methods. Using such in vivo assays, we can also determine pre-formulation, solubility and stability characteristics. We also employ a process known as cassette dosing in animals, which allows us to simultaneously evaluate a number of compounds.

     Lead Optimization. Our medicinal chemists can optimize structures to improve the profile of a compound or lead series generated from multiple starting points, including leads provided by our customers, leads generated internally from our custom libraries, and leads from internally generated libraries designed and synthesized to customer specifications. Regardless of the lead's source, we emphasize simultaneous improvement of multiple parameters of lead compounds. Because there is no single technology to accurately predict clinical outcomes for potential drug candidates, we use a team of experts that have a broad range of experience. Our experts are able to evaluate and re-engineer compounds to improve compound solubility, absorption, half-life, inherent toxicity, delivery or pro-drug generation.


Preclinical Program Design and Proprietary Preclinical Project Management Software. Once a potential drug candidate is identified, we offer products and services that enable our customers to reach a faster decision whether to advance the drug candidate into a preclinical program and with a greater probability of success. We offer our customers access to our proprietary web-based interactive tool called First Pass, a software program that helps the user prepare an efficient preclinical development plan based on a variety of parameters including route of administration, therapeutic indication being treated, mechanism of action of the compound or class, structure of the compound or class, similarity of the compound to known marketed drugs, duration and patient population. The program estimates costs, amount of material required and study timelines. The program also helps identify studies critical for development. Our experts can then provide full preclinical development services and can integrate other development services internally.

     Our chemistry group also offers chemistry services, including:

     .    synthesis of stable isotope-labeled compounds;
     .    large scale chemical synthesis;
     . synthesis of structurally complex clinical comparators, impurities and degradants;
     .    synthetic feasibility analysis to assess ease of scale-up;
     .    purification of active drug substance;
     .    re-certification of new or expired analytical standards;
     .    SAR analysis of compound portfolios;
     . review of Type 2 Drug Master Files, IND/NDA Chemistry, Manufacturing and Controls sections, and patents; and
     . drug metabolite, impurity and degradant characterization and identification.

     Drug Development Collaborations. For a number of reasons, mostly limitations of development resources, biotechnology and pharmaceutical companies have discovered therapeutic compounds but have not yet begun to develop them. The failure to develop often is because the discovery has efficacy outside of the core therapeutic expertise of the company or the potential market for the discovery falls below the company's minimum threshold for development. We believe that there are attractive opportunities to selectively in-license these discoveries, jointly develop them with a third party and license them out again in collaborative arrangements that combine our global development resources with these discoveries. We currently offer contract research services as part of joint development agreements with owners of chemical compounds in need of development.

     For example, in January 2001, we granted ALZA Corporation an exclusive license to our compound, dapoxetine, for genitourinary indications, including premature ejaculation. We received a license for such rights in 1998 as part of a development collaboration with Eli Lilly. Under the terms of the agreement, ALZA received worldwide rights to develop and commercialize dapoxetine and is responsible for manufacturing, clinical, regulatory, sales and marketing costs resulting from the license. In exchange, we received an up-front payment and will receive royalties on net sales and milestone payments based on product approval and meeting certain sales levels.

     We intend to continue to use our development expertise both on a fee for service basis and in risk-sharing arrangements. We generally structure these risk-sharing arrangements to provide us with up-front fees, milestone payments and royalties as a compound is developed.

     Our Development Group

     We have designed our various global services to be flexible and integrated in order to assist our clients in optimizing their research and development spending through the clinical stages of the drug development process. We provide a broad range of development services, either individually or as an integrated package, to meet clients' needs. We provide software development and systems integration services, and create data links between discovery and development.

     Phase 1 Clinical Testing. We are one of the industry's largest Phase 1 trial providers, with clinical testing services conducted in a 220-bed unit in Austin, Texas, a 70-bed unit located near Research Triangle Park, North

Carolina, and a 50-bed unit in Leicester, England. Our professional nursing and physician staff administers general Phase 1 safety tests, special population studies, and bioavailability and bioequivalence testing. Bioavailability and bioequivalence testing involves administration of test compounds and obtaining biological fluids sequentially over time to measure absorption, distribution, metabolism and excretion of the drug. Special population studies might involve the elderly, women or patients with specific diagnoses, such as renal failure or asymptomatic HIV disease. Our Austin, Texas site also has a Dental Research Center to evaluate the safety and effectiveness of new analgesic compounds in molar extraction models.

     Our in-house clinical laboratory supports the Phase 1 operations in Austin. This laboratory performs analytical assays on volunteer specimens to ensure that each subject qualifies for the study and is not adversely affected by a drug. Having our laboratory in the same facility as the volunteers speeds our response time to unexpected outcomes. This laboratory also provides services to function as a central laboratory for Phases 2 through 4 studies. We manage our Phase 1 services to maximize scheduling flexibility and efficiency. These services also can be integrated with our other services, such as laboratory, data management, pharmacokinetic and biostatistical services.

     Laboratory Services. We provide bioanalytical services through good laboratory practice, or GLP, compliant laboratories in Richmond, Virginia and Middleton, Wisconsin. Our bioanalytical laboratories analyze biological fluid samples from animal and human clinical studies. The latter includes those conducted by our Phase 1 units as well as those conducted on behalf of our clients from Phase 1 through Phase 4 for drug and metabolite content and concentration. We currently have over 1,500 validated assays available for our clients' use in conducting laboratory analyses, qualifying us for a wide range of assignments. Our laboratories also process fluid samples for preclinical studies.

     We provide product analysis laboratory services through our good manufacturing practice, or GMP, compliant laboratory in Middleton, Wisconsin. Our product analysis services include dissolution and stability studies, which are necessary to characterize dosage form release patterns and stability under various environmental conditions in the intended package for marketing. These studies must be carried out from preclinical through Phase 1 to Phase 4 and maintained over the commercial life of products. New formulations as well as generics, those prescription products going to over-the counter status that no longer require physician prescription for consumer use, require the same set of studies as the original dosage form.

     Our analytical methods include gas chromatography/mass spectrometry, liquid chromatography/mass spectrometry, high performance liquid chromatography, gas chromatography, radioimmunoassay and enzyme linked immunosorbent assay. Support services include facilities for handling HIV-positive samples, data management for pharmacokinetic studies from multi-center trials and sample/data archiving.

     We are one of a few full service companies able to offer our clients the advantages of both bioanalytical and product analysis, as well as Phase 1 clinical testing.

     Phases 2 through 4 Clinical Trial Management. The core of our development business is a comprehensive package of services for the conduct of Phases 2 through 4 clinical trials, which, in concert with our other services, allow us to offer our clients an integrated package of clinical management services. We have significant clinical trials experience in the areas of:

--------------------------------------------------------------------------------
General Areas of Expertise            Specific Areas of Expertise
--------------------------------------------------------------------------------
AIDS                                  Primary disease and treatment/prophylaxis
                                      of opportunistic infections
--------------------------------------------------------------------------------
Analgesia                             Acute and chronic pain modeling
--------------------------------------------------------------------------------
Biotechnology                         Growth hormone, multiple sclerosis, wound
                                      healing
--------------------------------------------------------------------------------
Cardiovascular disease                Hypertension, angina pectoris, stroke
--------------------------------------------------------------------------------
Central nervous disease               Schizophrenia, depression, epilepsy,
                                      chronic pain, anxiety, obsessive-
                                      compulsive disorders, panic disorders
--------------------------------------------------------------------------------
Critical care                         Sepsis, ARDS (acute respiratory distress
                                      syndrome)
--------------------------------------------------------------------------------
Dermatology                           Wound healing, acne, hair loss, psoriasis
--------------------------------------------------------------------------------
Gastronenterology                     Duodenal ulcer, gastric ulcer, gastro-
                                      esophogeal reflux disease, H.pylori,
                                      nonsteroidal anti-inflammatory drug-
                                      induced ulcers, inflammatory bowel
                                      disease, and irritable bowel disease
--------------------------------------------------------------------------------
Genitourinary                         Incontinence, sexual dysfunction
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
Infectious disease                    Acute and chronic bacterial and fungal
                                      diseases, including pneumonia, influenza
                                      and sinusitis
--------------------------------------------------------------------------------
Metabolic disease                     Diabetes, hormone replacement therapy
--------------------------------------------------------------------------------
Oncology                              Prostate, colorectal, breast, lung and
                                      other cancers
--------------------------------------------------------------------------------
Pulmonary/Allergy                     Asthma, allergic rhinitis, community
                                      acquired pneumonia
--------------------------------------------------------------------------------
Rheumatology                          Rheumatoid and osteoarthritis
--------------------------------------------------------------------------------
Virology                              Herpes simplex, hepatitis B, chronic
                                      hepatitis C, herpes genitalia
--------------------------------------------------------------------------------
Women's health                        Osteoporosis, oral contraception
--------------------------------------------------------------------------------

   We serve our clients' needs by conducting clinical trials through a project team. A project manager supervises all aspects of the conduct of the clinical trial, while our clinical research associates are in the field monitoring the trial at the various investigational sites where it is being conducted. Within this project-oriented structure, we can manage every aspect of the clinical trial in Phases 2 through 4 of the drug development process. The services that we offer to initiate clinical trials include protocol development, case report form design, feasibility studies, investigator selection, recruitment and training, site initiation and monitoring, accelerated patient enrollment, development of training materials for investigators, and training of clients' staff.

   We monitor our clinical trials in compliance with government regulations. We have adopted global standard operating procedures intended to satisfy regulatory requirements in the United States and in many foreign countries and serve as a tool for controlling and enhancing the quality of our clinical trials. All our standard operating procedures are in compliance with good clinical practice, or GCP, requirements and the International Conference on Harmonization, or ICH, standards. The FDA has adopted these standards, and the European Community has agreed to conduct all studies in accordance with the standards. We compile, analyze, interpret and submit data generated during clinical trials in report form to the FDA or other relevant regulatory agencies for purposes of obtaining regulatory approval. We provide consulting on conducting clinical trials for simultaneous regulatory submissions to multiple countries.

   We provide our clients with one or more of the following Phases 2 through 4 clinical trial management services using parallel processing to accelerate the development process:

   Study Design. We serve our clients in the critical area of study design by applying our experience in the preparation of study protocols and case report forms.

   Investigator Recruitment. During clinical trials, physicians, who are also referred to as investigators, at hospitals, clinics or other locations, supervise administration of the drug to patients. We recruit investigators who contract directly with either us or our clients to participate in clinical trials. For large scale Phase 4 trials, we use our Telecommunications Center , or TCC, for investigator recruitment. The TCC integrates telephones, relational databases, computerized scripts and customized tracking software for investigator recruitment, and centralized management of large scale Phase 4 trials.

   Study Monitoring. We provide study-monitoring services, which include investigative site initiation, patient enrollment assistance and data collection through subsequent site visits. We have monitored many clinical trials, including a number of very large studies. For example, we are engaged in a project with the National Institute of Health, begun in 1990, involving approximately 500 investigational sites and approximately 88,000 enrolled patients. To date, this project has generated 251 protocols and over 2,300 pharmacy, regulatory and operational audits at the sites.

   Clinical Data Management and Biostatistical Analysis. We provide clients with assistance in such areas as study design, sample size determination, case report form design and production, fax-based monitoring, database design and construction, data safety and monitoring board summaries and presentations, interim analyses, new drug application preparation and production, and FDA presentations and defense.

   Medical Writing and Regulatory Services. We provide full planning services for product development, including preclinical review, chemistry, manufacturing and controls, or CMC, consulting and clinical protocol development. These activities are complemented by report writing, program management and regulatory services designed to reduce overall development time.

   Post-Development Support.   We provide custom-designed pharmaceutical and
medical information programs in support of post-marketed pharmaceutical products. Other services include clinical consultations with pharmacists, nurses, veterinarians and other customer assistance specialists.

   Healthcare Economics, Outcomes and Marketing Research. We offer a number of services in the healthcare economics, outcomes and market research to pharmaceutical and biotechnology companies, as well as managed care payors and
providers.   These services include: prospective health economic and outcomes studies incorporated into Phases 2 through 4 clinical trials; retrospective studies including database valuations and medical chart reviews to analyze use patterns; mathematical modeling of health economics and outcomes information to real world settings; epidemiological study design and implementation; and development and implementation of publication strategies for health outcomes and marketing research results.

   Informatics. Our informatics division develops specialized software products to support different aspects of the pharmaceutical research and development process, including drug discovery, clinical trials and regulatory review. Our informatics clients include international and domestic pharmaceutical and biotechnology companies and government agencies, including the FDA. Our current informatics software products include:

 .   TableTrans(R), which automates data transformation and integration;
 .   CrossGraphs(R), which provides graphical displays of complex research data;
 .   Resolve(TM), which manages data queries to investigator sites; and
 .   Classify(TM), which manages global coding capabilities.

   A primary focus of our informatics division is to provide consulting services to help pharmaceutical and biotechnology companies assess and resolve clinical data management system challenges, such as integrating systems, deploying new systems following mergers, or replacing legacy systems with commercial web-based or client-server systems. In December 2000, we were selected by Oracle, a leading provider of clinical data management software in the industry, as their first application services provider to help other companies with upgrading their internal programs with Oracle's new applications.

   We are continuing to build on our e- capabilities to offer time efficiencies and enhanced quality through Web-based programs to our clients. We retooled our internal clinical data management capabilities with Oracle's new Web-based applications to help streamline our internal data management processes and we are working with several clients on Remote Data Capture trials to accelerate the capturing and cleaning of clinical data. In addition, we developed automated processes for delivery of key sections of clinical regulatory submissions to the FDA and we use a cancer information Internet site, CancerConsultants.com, with a reach of up to one million viewers per month as a primary tool for patient recruitment in this therapeutic area.

   Pharmacogenomics. Pharmacogenomics is the use of genetic information to predict the safety, toxicity and/or efficacy of drugs in individual patients or groups of patients. In November 1997, we began providing pharmacogenetic services for clinical trials with molecular genotyping, phenotyping and DNA purification and archiving services through our GLP certified laboratories. In February 1999, this business became part of PPGx, Inc., our pharmacogenomics joint venture with Axys Pharmaceuticals, Inc. PPGx provides comprehensive pharmacogenomics products and services to pharmaceutical and biotechnology companies by combining genetic research technologies from its computational and research divisions, laboratory services and bioinformatics platform. We believe that pharmacogenomics is becoming widely adopted as a drug discovery and development tool and increasingly important in an individual's diagnosis and treatment regimen. In December 2000, PPGx was acquired by DNA Sciences, Inc., a genetics company focused on identifying the genetic basis of disease susceptibility, prediction of disease progression and response to drug treatment. We own a minority position in DNA Sciences and we also retained our exclusive marketing and distribution rights to PPGx pharmacogenomics products and services, sold under the brand name, Pharmacogenomic Solutions(TM).

Clients and Marketing

   We provide a broad range of research and development and consulting services in the Development and Discovery Sciences Groups. Through our Development Group, we provide worldwide clinical research and development of pharmaceutical products and medical devices, biostatistical analysis and analytical laboratory services primarily to pharmaceutical and biotechnology companies. Our Discovery Sciences Group's services include target identification and validation, compound creation, screening and compound selection. We provide services under contract to clients in the pharmaceutical, general chemical, agrochemical, biotechnology and other industries. In addition, we perform discovery research on certain compounds for which we hold a license. We market our development services primarily in the United States and Europe. Our discovery revenues have all been generated in the United States to date. Approximately 13% of our Development Group's net revenues in 2000 were derived from outside the United States, particularly in the United Kingdom.

   For the year ended December 31, 2000, approximately 85.0% of our Development Group's net revenue was attributable to clinical services and 15.0% to laboratory services. For the year ended December 31, 2000, total net revenue was derived approximately as follows:

                                                         Percentage of
     Source                                               Net Revenue
     ------                                               -----------
     Pharmaceutical                                             80.5%
     Biotechnology                                              13.2
     Government                                                  1.6
     Other                                                       4.7

   We believe that concentration of business among certain large customers is not uncommon in our industry. We have experienced this kind of concentration in the past and might experience it in the future. In 2000, one client accounted for 10.7% of our net revenue. In 2000, our ten largest clients accounted for approximately 52.5% of our total net revenue and approximately 33.4% of our total 2000 net revenue was derived from clients located outside the United States, in particular in Europe and Japan. Approximately 13% of our net revenue is generated from countries outside the United States. See Note 18 of Notes to Consolidated Financial Statements included elsewhere in this report for the breakdown of this revenue.

   Historically, the majority of our net revenue has been earned under contracts. These contracts generally range in duration from a few months to a few years. We recognize revenue from these contracts under either the percentage of completion method of accounting or on a time and materials basis as services are rendered. Some of these contracts contain provisions for renegotiations for cost overruns arising from changes in the scope of work. We include renegotiated amounts in net revenue when earned and realization is assured. In some multi-year contracts, we receive a portion of the contract fee at the time the trial is initiated. We record these fees as deferred revenue and then recognize them as income over the contract period using the percentage of completion method. We receive additional payments based upon our achievement of performance-based milestones over the contract duration. We routinely subcontract with independent physician investigators in connection with either single or multi-site clinical trials. We reflect investigator fees net in revenues because these investigator fees are paid by the customers to us on a "pass-through basis" without risk or reward to us. Most contracts are terminable either immediately or upon notice by the client. These contracts typically require payment to us of expenses to wind down a study, fees earned to date, and, in some cases, an early termination fee.

   With a primary focus on large pharmaceutical companies, we market our functional genomics discovery technology through centralized corporate marketing efforts to supplement localized communications by our scientists to client scientists, with support from appropriate outside consultants and internal consultative specialists.

   For all of our other products and services, we use centralized corporate marketing to support the efforts of dedicated business development staff calling on pharmaceutical and biotechnology companies. Our sales teams focus on client segments and service areas. In addition, while the service area representatives call on particular buying groups within a given pharmaceutical client, sales account managers are responsible for coordinating all outsourcing across our service areas from that client.

   The top 20 pharmaceutical companies accounted for 87% of research and development spending in 2000, so we concentrate on these companies. Because the top 50 biotechnology companies accounted for only 43% of the biotechnology research and development expenditures, we consider additional factors such as the stage of the drug's development and the financial stability of a company's business in order to most appropriately focus our marketing efforts among biotechnology companies.

   Our business development personnel consult with potential clients early in the project consideration stage in order to determine their requirements. Along with the appropriate operational, technical or scientific personnel, our business development representatives invest significant time to determine the optimal means to design and execute the potential client's program requirements. For example, for our drug development services, recommendations we make to the potential client with respect to study design and implementation are an integral part of our bid proposal process and an important aspect of the integrated services we offer. We believe our preliminary efforts relating to the evaluation of a proposed clinical protocol and implementation plan enhance the opportunity for accelerated initiation and overall success of the clinical trial.

   We encourage and sponsor the participation of our personnel in a variety of scientific endeavors, including the presentation of papers at national and international professional trade association meetings and the publication of scientific articles in medical and pharmaceutical journals. We believe these activities advance and promote our reputation for professional excellence. Our core marketing and corporate communications include advertising in trade journals and industry web sources, client presentation and detailing materials, global speakers' bureau, educational symposia, media relations, direct mail/e-mail campaigns and participation at professional trade shows.

Backlog

   Our backlog consists of anticipated net revenue from letters of intent, verbal commitments and contracts that have not been completed. Net revenue is defined as professional fee income, or gross revenue, less reimbursed costs, consisting principally of investigator fees and travel. Once contracted work begins, net revenue is recognized over the life of the contract. The backlog for the services under written agreements, including signed letters of intent, was $498.2 million in net revenue at December 31, 2000, compared to $353.7 million in net revenue at December 31, 1999.

   We believe that our backlog as of any date is not necessarily a meaningful predictor of future results, because backlog can be affected by a number of factors, including the size and duration of contracts, many of which are performed over several years. Additionally, contracts relating to our clinical development business generally are subject to early termination by the client or delay for many reasons, including unexpected test results. Also, the scope of a contract can change during the course of a study. For these reasons, we might not be able to fully realize our entire backlog as net revenue.

Intellectual Property

   We believe that patents, trademarks, copyrights and other proprietary rights are important to our business. We also rely on trade secrets, know-how, continuing technological innovations and licensing opportunities to develop and maintain our competitive position.

   We actively seek patent protection both in the United States and abroad. As of February 15, 2001, we owned or co-owned one issued United States patent and 12 pending United States patent applications, including one with allowed claims. Our issued United States patent primarily relates to our proprietary human immunodeficiency virus, or HIV, drug target gene sequences and related target discovery technologies. Our pending United States patent applications primarily relate to proprietary genomic and genetic information, chemical compounds,
clinical development business methods and software.   We have filed or plan to
file applications in other countries corresponding to most of our United States applications. As of February 15, 2001, we had 15 pending foreign filings, including 5 pending Patent Cooperation Treaty, or PCT, filings.

   We also have obtained licenses for numerous other patents from academic institutions and pharmaceutical companies. As of February 15, 2001, we had exclusive license rights to 13 issued United States patents and nine pending United States patent applications, as well as corresponding foreign filings.

   Pursuant to the terms of the Uruguay Round Agreements Act, patents issuing from applications filed on or after June 8, 1995 have a term of 20 years from the date of filing, irrespective of how long it takes for the patent to issue. Because patent applications in the pharmaceutical industry often take a long time to issue, this method of patent term calculation can result in a shorter period of patent protection afforded to us compared to the prior method of term calculation (17 years from the date of issue). Under the Drug Price Competition and Patent Term Restoration Act of 1984 and the Generic Animal Drug and Patent Term Restoration Act, a patent that claims a product, use or method of manufacture covering drugs may be extended for up to five years to compensate the patent holder for a portion of the time required for FDA review. However, we might not be able to take advantage of the patent term extension provisions of this law.

   In addition, we rely on trade secrets and continuing technological innovation, which we try to protect with reasonable business procedures for maintaining trade secrets, including confidentiality agreements with its collaborators, employees and consultants. We also have numerous trademark registration applications pending in the United States and other jurisdictions throughout the world.

Employees

   At December 31, 2000, we had approximately 3,700 professionals, of whom 3,400 were in the Development Group, 75 were in the Discovery Sciences Group and the remainder served in corporate operations functions. Of our staff, approximately 240 hold Ph.D., M.D., Pharm.D. or D.V.M. degrees and approximately 510 hold other masters or other postgraduate degrees. None of our employees are subject to a collective bargaining agreement. We believe that our relations with our employees are good.

   We believe that our success is based on the quality and dedication of our employees. We strive to hire the best available people in terms of ability, experience, attitude and fit with our performance philosophy and standard operating procedures. We train new employees extensively, and we believe that we are an industry leader in the thoroughness of our training programs. In addition, we encourage our employees to continually grow and broaden their skills through internal and external training programs. As new technologies develop, we equip and train our employees to make use of technological innovations.

Competition

   The drug development outsourcing industry consists of several hundred smaller, limited-service providers and a few full-service global drug development companies. The industry is consolidating and, in recent years, a few large, full-service competitors have emerged. This trend of industry consolidation appears to have created greater competition among the larger companies for clients and acquisition candidates. Our Development Group's primary competitors include Covance, ICON, Kendle International, MDS Pharma, Parexel and Quintiles Transnational Corporation. We also compete against some medium-sized companies, and in-house research and development departments of pharmaceutical and biotechnology companies, as well as universities and teaching hospitals. In addition, the industry has few barriers to entry. Newer, smaller entities with specialty focuses, such as those aligned to a specific disease or therapeutic area, may compete aggressively against larger companies for clients. Increased competition might lead to price and other forms of competition that may adversely affect our operating results.

   Providers of outsourced drug development products and services compete on the basis of several factors, including reputation for on-time quality performance, expertise and experience in specific therapeutic areas, scope of service offerings, price, strengths in various geographic markets, technological expertise and systems, ability to acquire, process, analyze and report data in a time-saving accurate manner, ability to manage large-scale clinical trials both domestically and internationally, and expertise and experience in healthcare economics. Although there can be no assurance that we will continue to do so, we believe that we compete favorably in these areas.

   As a general matter, the drug development services industry is not capital-intensive and the financial costs of entry into the industry are relatively low. Despite recent consolidation, this industry remains highly fragmented, with several hundred smaller, limited-service providers and a few full-service companies with global capabilities. Although there are few barriers to entry for smaller, limited-service providers, we believe there are significant barriers to becoming a global provider offering a broad range of products and services. These barriers include:

 .   the cost and experience necessary to develop broad therapeutic expertise;
 .   the ability to manage large, complex clinical trials;
 .   the experience to prepare regulatory submissions throughout the world; and
 .   the infrastructure and knowledge to respond to the global needs of clients.

   Our informatics division has agreements with several of the major software vendors in pharmaceutical applications. Competitors for our informatics consulting services include major consulting companies with pharmaceutical industry groups, for example, Andersen Consulting, CSC and EDS, and smaller companies with a pharmaceutical industry focus, for example, DataCeutics, FCG Netforce and CSS. Competitors for our informatics software products include larger software vendors such as SAS, but are mainly smaller, specialized software companies.

   Our Discovery Sciences Group competes principally on the basis of reputation, scientific and technical expertise, experience and qualifications of professional staff, quality of services, and ability to deliver quality products to the client's specifications. The outsourced functional genomics, chemistry and preclinical research industry consists of several dominant providers and numerous smaller niche companies. Our Discovery Sciences Group faces significant competition from these companies, as well as competition from research teams funded internally by pharmaceutical and biotechnology companies. While the trend to outsource research is increasing, the vast majority of research spending by these companies is for their own internal research personnel. As such, our ability to attract and retain qualified technical personnel and to continue to develop intellectual property are key components in our ability to compete successfully.

Government Regulation

   Our clients are subject to extensive regulations by government agencies. Consequently, the services that we provide for these clients must comply with relevant laws and regulations.

   Prior to commencing human clinical trials in the United States, a company developing a new drug or biologic must file an investigational new drug application, or IND, with the FDA. If the product is a drug, the IND is submitted to FDA's Center for Drug Evaluation and Research, or CDER. If the product is a biologic, the IND is submitted to FDA's Center for Biologic Evaluation and Research, or CBER. The IND must include information about animal toxicity and distribution studies, manufacturing and control data, stability data and a detailed plan, or study protocol, for the proposed clinical trial of the drug or biologic in humans. If the FDA does not object within 30 days after the IND is filed, human clinical trials may begin. The study protocol will also be reviewed by the institutional review board, or IRB, in each institution in which a study is conducted, and an IRB may impose additional requirements on the way in which the study is conducted in its institution.

   Human trials usually start on a small scale to assess safety and then expand to larger trials to test efficacy. The trials are generally conducted in three phases, which may overlap, although the FDA may require a fourth phase as a condition of approval. After the successful completion of the first three clinical phases, a company requests approval for marketing its product by submitting a new drug application, or NDA, to CDER, or a biologics license application, or BLA, to CBER, depending on the nature of the product. The NDA or BLA is a comprehensive, multi-volume filing that includes, among other things, the results of all pre-clinical and clinical studies, information about how the product will be manufactured and tested, additional stability data and proposed labeling. The FDA's review can last from six months to many years, with the average review lasting 18 months. Once the NDA or BLA is approved, the product may be marketed in the United States subject to any conditions imposed by the FDA.

   Laboratories such as ours that provide information that is included in INDs, NDAs and BLAs, must conform to certain regulatory requirements that are designed to ensure the quality and integrity of the testing process. For example, our bioanalytical laboratories in Richmond, Virginia and Middleton, Wisconsin follow the FDA's good laboratory practice regulations, or GLPs. These regulations have also been adopted by the Department of Health in the United Kingdom and by similar regulatory authorities in other countries. Our product analysis lab in Middleton, Wisconsin follows the FDA's good manufacturing practice, or cGMP, regulations. For both GLP and cGMP, the regulations require standardization procedures for studies, for recording and reporting data, and for retaining appropriate records. To help ensure compliance for GLP, we have established quality controls at our laboratory facilities to monitor ongoing compliance by auditing test data and conducting regular inspections of testing procedures. To help ensure compliance with cGMP and GLP, our laboratories have established both quality control and quality assurance onsite at our laboratory facilities.

   In addition, laboratories that analyze human blood or other biological samples must comply with the Clinical Laboratory Improvement Act, or CLIA. CLIA requires laboratories to meet certain staffing, proficiency and quality standards. The laboratory in our Austin, Texas facility is CLIA-certified and also has a voluntary certification given by the American Society of Clinical Pathologists.

   The industry standard for the conduct of clinical research is embodied in the FDA's good clinical practice regulations, or GCPs, and the guidelines issued by ICH, which have been agreed upon by the United States, many European governments and the Japanese. These standards require that those conducting clinical trials:

 .   comply with regulations governing the selection of qualified investigators;
 .   obtain specific written commitments from investigators;
 .   verify that informed consent is obtained from patients;

 .   monitor the validity and accuracy of data;
 .   verify product accountability; and
 .   instruct investigators to maintain proper records and reports.

   Our global standard operating procedures are written in accordance with all FDA and ICH requirements. This enables our work to be conducted locally, regionally and globally to standards that exceed all currently applicable regulatory requirements.

   In the past few years, both the United States and foreign governments have become more concerned about the disclosure of confidential patient data. The European Union, or EU, now prohibits the disclosure of personal confidential information, including medical information, to any entity that does not comply with certain security safeguards. American companies can satisfy these requirements by filing for safe harbor status according to a particular procedure agreed to by the EU and the United States. We intend to file for safe harbor status in the near future.

   The Department of Health and Human Services recently promulgated final regulations under the Health Insurance Portability and Accountability Act of 1996, or HIPAA, that will govern the disclosure of confidential medical information in the United States. These regulations went into effect on February 26, 2001, and compliance with the standards set by the regulations will be mandatory by February 26, 2003. We already have a global confidentiality policy in place, which includes a designated privacy officer, and we believe that we comply with the EU and HIPAA requirement. Nevertheless, we are still in the process of determining what additional procedures we will have to adopt to comply with these new regulations.

   We are also subject to the Occupational Safety and Health Administration, or OSHA, and federal, state and local regulations that govern the use or disposal of toxic substances, biological wastes, radioactive materials.

   The failure on our part to comply with applicable regulations could result in the termination of ongoing research or the disqualification of data for submission to regulatory authorities. Furthermore, the issuance of a notice of finding by a governmental authority against either us or our clients, based upon a material violation by us of any applicable regulation, could materially and adversely affect our business.

Factors that Might Affect our Business or Stock Price

Changes in trends in the pharmaceutical and biotechnology industries could adversely affect our operating results.

   Industry trends and economic factors that affect our primary customers, pharmaceutical and biotechnology companies, also affect our business. For example, the practice of many companies in these industries has been to hire companies like us to conduct large drug development projects. If these industries reduce their tendency to outsource those projects, our operations, financial condition and growth rate could be materially and adversely affected. One year ago, mergers and other factors in the pharmaceutical industry appear to have slowed decision making by pharmaceutical companies and delayed drug development projects. A revival of these trends could have an ongoing adverse effect on our business. In addition, numerous governments have undertaken efforts to control growing healthcare costs through legislation, regulation and voluntary agreements with medical care providers and pharmaceutical companies. If future regulatory cost containment efforts limit the profits that can be derived on new drugs, our customers might reduce their drug discovery and development spending, which could reduce our business.

Our revenue depends on a small number of industries and clients.

   We provide products and services to the pharmaceutical and biotechnology industries and our revenue is highly dependent on expenditures by clients in these industries. Accordingly, our operations could be materially adversely affected by the current trend toward consolidation in these industries or other factors resulting in a decrease in the number of our potential customers. If the number of our potential customers declines even further, they may be able to negotiate price discounts or other terms for our products and services that are unfavorable to us. We have experienced customer concentration in the past; for example, in the year ended December 31, 2000, one customer accounted for 10.7% of our net revenue. We are likely to experience continued customer concentration in the future. The loss of business from a significant client could have a material adverse effect on our results of operations.

   In addition, most of our contracts are terminable by the client upon 30 to 90 days' notice. Clients terminate or delay their contracts for a variety of reasons, including, but not limited to:

 .   products being tested fail to satisfy safety requirements;
 .   products have undesired clinical results;
 .   the client decides to forego a particular study;
 .   our inability to enroll enough patients in the study;
 .   our inability to recruit enough investigators; or
 .   production problems cause shortages of the drug.

We might not be able to recruit and retain the experienced personnel we need to compete in the drug discovery and development industry.

   Our future success depends on our ability to attract, retain and motivate highly skilled personnel.

   Management

   Our future success depends on the personal efforts and abilities of the principal members of our senior management and scientific staff to provide strategic direction, develop business, manage our operations and maintain a cohesive and stable environment. In particular, we rely on the services of Fredric N. Eshelman, Pharm.D., our Chief Executive Officer. Although we have an employment agreement with Dr. Eshelman, as we do with other executive managers, this does not mean Dr. Eshelman or any other executive manager with whom we have an employment agreement will remain with us. We do not have employment agreements with all of our key personnel.

   Health Care Providers

   Our ability to maintain, expand or renew existing business with our customers and to get business from new customers, particularly in the drug development sector, depends on our ability to hire and retain health care providers with the skills necessary to keep pace with continuing changes in drug development technologies. Competition for experienced health care providers is intense. We compete with pharmaceutical and biotechnology companies, including our customers and collaborators, contract research companies, and academic and research institutions to recruit health care providers.

   Scientists

   Our ability to maintain, expand or renew existing business with our customers and to get business from new customers in both the drug development as well as the drug discovery areas also depends on our ability to hire and retain scientists with the skills necessary to keep pace with continuing changes in drug discovery and development technologies. We face the same risks and challenges in attracting and retaining experienced scientists as we do with health care providers.


   Our inability to hire additional qualified personnel might also require an increase in the workload for both existing and new personnel. We might not be successful in attracting new health care providers, scientists or management or in retaining or motivating our existing personnel. The shortage of experienced health care providers and scientists, and other factors, might lead to increased recruiting, relocation and compensation costs for these professionals, which might exceed our expectations. These increased costs might reduce our profit margins or make hiring new health care providers and scientists impracticable. If we are unable to attract and retain any of these personnel our ability to execute our business plan will be adversely affected.

Our future success depends on our ability to keep pace with rapid technological changes that could make our products and services less competitive or obsolete.

   The biotechnology and pharmaceutical industries generally and drug discovery and development specifically are subject to increasingly rapid technological changes. Our competitors or others might develop technologies, products or services that are more effective or commercially attractive than our current or future products, and services, or that render our technologies, and products and services less competitive or obsolete. If competitors introduce superior technologies, products or services and we cannot make enhancements to our technologies, products and services necessary for them to remain competitive, our competitive position, and in turn our business, revenues and financial condition, will be seriously harmed. This, in turn, would likely cause our stock price to decline.

Any failure by us to comply with existing regulations would harm our reputation and operating results.

   Any failure on our part to comply with existing regulations could result in the termination of ongoing research or the disqualification of data for submission to regulatory authorities. This would harm our reputation, our prospects for future work and our operating results. For example, if we were to fail to verify that informed consent is obtained from patient participants in connection with a particular clinical trial, the data collected from that trial could be disqualified, and we could be required to redo the trial under the terms of our contract at no further cost to our customer, but at a substantial
cost to us.   Furthermore, the issuance of a notice from the Food and Drug
Administration based on a finding of a material violation by us of good clinical practice, good laboratory practice or good manufacturing practice requirements would materially and adversely affect us.

Our drug development business exposes us to personal injury claims that could affect our financial condition.

   Our drug development business involves the testing of new drugs on human volunteers. This testing exposes us to the risk of liability for personal injury or death to patients resulting from, among other things, possible unforeseen adverse side effects or improper administration of a new drug. Many of these patients are already seriously ill and are at risk of further illness or death. We could be materially and adversely affected if we were required to pay damages or incur defense costs in connection with a claim that is outside the scope of indemnification agreements we have with clients, if any indemnification agreement is not performed in accordance with its terms or if our liability exceeds the amount of any applicable insurance. We might not be able to get adequate insurance at reasonable rates. Consequently, a product liability claim or other claim with respect to uninsured liabilities or in excess of insured liabilities could have a material adverse effect on our financial condition.

Our business has experienced substantial expansion in the past and we must properly manage that expansion.

   Our business has expanded substantially in the past. Rapid expansion could strain our operational, human and financial resources. If we fail to properly manage our expansion, our results of operations and financial condition might be hurt. In order to manage expansion, we must:

 .   continue to improve our operating, administrative and information systems;
 . accurately predict our future personnel and resource needs to meet client contract commitments;
 .   track the progress of ongoing client projects; and
 . attract and retain qualified management, sales, professional, scientific and technical operating personnel.

   In addition, we have numerous business groups, subsidiaries and divisions. If we cannot properly manage these groups, subsidiaries or divisions, it will disrupt our operations.

   We will face additional risks in expanding our foreign operations. Specifically, we might find it difficult to:

 .   assimilate differences in foreign business practices;
 .   hire and retain qualified personnel; and
 .   overcome language barriers.

The fixed price nature of our development contracts could hurt our operating results.

   Many of our contracts for the provision of drug development services are at fixed prices. As a result, we bear the risk of cost overruns. If we fail to adequately price our contracts or experience significant cost overruns, our operating results could be materially adversely affected. In the past, we have had to commit unanticipated resources to complete certain projects, resulting in lower gross margins on these projects. We might experience similar situations in the future, which would have a material adverse impact on our operating results.

If we are unable to attract suitable willing volunteers for our clinical trials, our development business might suffer.

   Our clinical research studies rely upon the ready accessibility and willing participation of volunteer subjects. These subjects generally include volunteers from the communities in which the studies are conducted, including our Phase 1 centers in Austin, Research Triangle Park and Leicester, which to date have provided a substantial pool of potential subjects for research studies. However, our clinical research development could be adversely affected if we were unable to attract suitable and willing volunteers on a consistent basis.

Future acquisitions or investments could disrupt our ongoing business, distract our management and employees, increase our expenses and adversely affect our business.

   We anticipate that a portion of any future growth of our business might be accomplished by acquiring existing businesses. The success of any acquisitions will depend upon, among other things, our ability to integrate acquired personnel, operations, products and technologies into our organization effectively, to retain and motivate key personnel of acquired businesses and to retain customers of acquired firms. We cannot assure you that we will be able to identify suitable acquisition opportunities or obtain any necessary financing on acceptable terms. Any future acquisitions could involve certain other risks, including the assumption of additional liabilities and expenses, potentially dilutive issuances of equity securities and diversion of management's attention from other business concerns.

   Acquisitions of foreign companies also might involve the additional risks of, among others, assimilating differences in foreign business practices and overcoming language barriers. There can be no assurance that acquisitions made, or to be made, by us will be successfully integrated into our operations.

Our business is subject to international economic, currency, political and other risks that could negatively affect our revenue and results of operations.

   Because we provide our drug development services worldwide, our business is subject to risks associated with doing business internationally. Our revenue from our non-U.S. operations represented approximately 12% of our total revenues for the year ended December 31, 2000. We anticipate that revenue from international operations will grow in the future. Accordingly, our future results could be harmed by a variety of factors, including:

 . changes in foreign currency exchange rates, which could result in foreign currency losses to the income statement;
 . Changes in a specific country's or region's political or economic conditions, including Western Europe, in particular;
 . potential negative consequences from changes in tax laws affecting our ability to expatriate profits;
 .   difficulty in staffing and managing widespread operations; and
 . unfavorable labor regulations applicable to our European operation, such as the unenforceability of non- competition agreements in the United Kingdom.

Because we have only limited experience in providing drug discovery services, our prospects for success in this business remain uncertain and we might be unsuccessful in our discovery business.

   We established our drug discovery group in 1997 and have only limited experience with these activities and might not be successful in our drug discovery efforts. Our ability to generate revenue and income from our drug discovery business will depend on our ability to:

 . develop products internally or obtain rights to them from others on favorable terms;
 .   complete laboratory testing and human studies;
 .   obtain and maintain necessary intellectual property rights to our products;
 . obtain and maintain necessary regulatory approvals related to the efficiency and safety of our products;
 . enter into arrangements with third parties to manufacture our products on our behalf; and
 . enter into arrangements with third parties to provide sales and marketing functions.

   Recently, we began selectively offering compound collaborative services. These new businesses might require us to make more investment in property, technology and personnel to be successful in those endeavors and to be ready for
potential future growth in those services.   We might not be able to meet the
resource demands necessary to expand or meet those services in the future.

Our future success in our drug discovery efforts will depend on our ability to enter into collaborations with other companies.


     We will need to enter into collaborative arrangements, first to obtain rights to potential drug targets, and then for the development, manufacturing and commercialization of those products when and if they are approved. We have limited or no control over the resources that a company that collaborates with us devotes to our product candidates. Any present or future entity with which we collaborate with might not perform its obligations as expected. These entities also might breach or terminate their agreements with us or otherwise fail to conduct their collaborative activities successfully and in a timely manner. Further, parties collaborating with us might elect not to develop product candidates arising out of collaborative arrangements or not to devote sufficient resources to the development, manufacture, marketing or sale of these product candidates.


The drug discovery and development services industry is highly competitive.


     The drug discovery and development services industry is highly competitive. We often compete for business not only with other drug discovery and development companies, but also with internal discovery and development departments within our clients, who are often large pharmaceutical and biotechnology companies with greater resources than ours. If we do not compete successfully, our business will suffer. The industry is highly fragmented, with numerous smaller specialized companies and a few full-service companies with global capabilities. Increased competition might lead to price and other forms of competition that might adversely affect our operating results. As a result of competitive pressures, the industry has been consolidating. This trend is likely to produce more competition among the larger companies for both clients and acquisition candidates. In addition, there are few barriers to entry for smaller specialized companies considering entering the industry. Because of their size and focus, these companies might compete effectively against larger companies such as us, which could have a material adverse impact on our business.


Proposed and future regulations might increase the cost of our business or limit our product or service offerings.


     Federal or state authorities might adopt healthcare legislation or regulations that are more burdensome than existing regulations. These changes in regulation could increase our expenses or limit our ability to offer some of our products or services. For example, the confidentiality of patient-specific information and the circumstances under which it may be released for inclusion in our databases or used in other aspects of our business are subject to substantial government regulation. Additional legislation governing the possession, use and dissemination of medical record information and other personal health information has been proposed at both the state and federal levels. Proposed federal regulations governing patient-specific health information might require us to implement new security measures that require substantial expenditures or limit our ability to offer some of our products and services. These regulations might also increase costs by creating new privacy requirements for our informatics business and mandating additional privacy procedures for our clinical research business.


We might lose business opportunities as a result of healthcare reform.



     Numerous governments have undertaken efforts to control growing healthcare costs through legislation, regulation and voluntary agreements with medical care providers and drug companies. Healthcare reform could reduce demand for our products and services and, as a result, our revenue. In the last few years, the
U. S. Congress has reviewed several comprehensive health care reform proposals. The proposals intended to expand health care coverage for the uninsured and reduce the growth of total health care expenditures. While the U.S. Congress did not adopt any of the proposals, Congress may adopt similar proposals in the future. If the U.S. Congress approves any of these proposals, pharmaceutical and biotechnology companies might react by spending less on research and development. If this were to occur, we would have fewer business opportunities, which could reduce our earnings. Similarly, pending or future healthcare reform proposals outside the United States could negatively impact our revenues from our international operations.


Our business uses biological and hazardous materials, which could injure people or violate laws, resulting in liability that could hurt our financial condition and business.


     Our drug discovery and development activities involve the controlled use of potentially harmful biological materials, as well as hazardous materials, chemicals and various radioactive compounds. We cannot completely eliminate the risk of accidental contamination or injury from the use, storage, handling or disposal of these materials. In the event of contamination or injury, we could be held liable for damages that result, and any liability could exceed our resources. Any contamination or injury could also damage our reputation, which is critical to getting new business. In addition, we are subject to federal state and local laws and regulations governing the use, storage, handling and disposal of these materials and specified waste products. The cost of compliance with these laws and regulations could be significant.


Our inability to adequately protect our intellectual property rights would hurt our business.


   Our success will depend in part on our ability to protect the proprietary software, compositions, processes and other technologies we develop during drug discovery and the development process through patenting. In addition, one of our business strategies is to license rights to drug candidates and enter into collaborations with pharmaceutical and biotechnology companies for the development of drug candidates. The proprietary rights associated with such drug candidates must remain protected.


   Although we have filed 12 United States patent applications, only one patent has been issued. Any patents that we own or license in the future might not provide valuable protection for the technology or products. Our efforts to enforce and maintain our intellectual property rights might not be successful and might result in substantial costs and diversion of management time. In addition, others might challenge patents we control and, as a result, these patents could be narrowed, invalidated, rendered unenforceable or blocked. If blocked, we might be forced to stop using some or all of the technology or to license the technology from third parties. In addition, current and future patent applications on which we depend might not result in the issuance of patents in the United States or foreign countries. Even if our rights are valid, enforceable and broad in scope, competitors might develop products based on similar technology that is not covered by our patents claims.


   In addition to patent protection, we also rely on copyright, trademark and trade secrets protection, as well as know-how, continuing technological innovation and licensing opportunities. In an effort to maintain the confidentiality and ownership of our intellectual property, we require our employees, consultants and advisors to execute confidentiality and proprietary information agreements. However, these agreements might not provide us with adequate protection against improper use or disclosure of confidential information and there might not be adequate remedies in the event of unauthorized use or disclosure. Furthermore, we from time to time hire scientific personnel formerly employed by other companies involved in one or more areas similar to the activities we conduct. In some situations, our confidentiality and proprietary information agreements might conflict with, or be subject to, the rights of third parties with whom our employees, consultants or advisors have prior employment or consulting relationships. Although we require our employees and consultants to maintain the confidentiality of all confidential information of previous employers, these individuals or we might be subject to allegations of trade secret misappropriation or other similar claims as a result of their prior affiliations. Finally, others might independently develop substantially equivalent proprietary information, or otherwise gain access to our trade secrets. Our failure to protect our proprietary information and techniques might inhibit or limit our ability to exclude certain competitors from the market and to execute our business strategies.


The drug discovery and development industry has a history of patent and other intellectual property litigation, and we might be involved in costly intellectual property lawsuits.


   The drug discovery and development industry has a history of patent and other intellectual property litigation, and these lawsuits will likely continue. Because we provide many different products and services in this industry, we face potential patent infringement suits by companies that control patents for similar products and methods used in business or other suits alleging infringement of their intellectual property rights. In order to protect or enforce our intellectual property rights, we might have to initiate legal proceedings against third parties. Legal proceedings relating to intellectual property would be expensive, take significant time and divert management's attention from other business concerns, whether we win or lose. The cost of this kind of litigation could affect our profitability. Further, if we do not prevail in an infringement lawsuit brought against us, we might have to pay substantial damages, including treble damages, and we could be required to stop the infringing activity or obtain a license to use the patented technology.

Item 2.   Properties


   As of February 15, 2001, we had 47 offices located in 19 countries. Our principal executive offices are located in Wilmington, North Carolina. We own and operate 4 facilities, including a 52-bed Phase 1 facility in Leicester, England, a building in Kersewell, Scotland, and two buildings in Durham, North Carolina, which we acquired when we purchased ATP, Inc. (currently entitled PPD Medical Communications) in March 1999. We lease all our other facilities. We believe that our facilities are adequate for our operations and that suitable additional space will be available when needed. The locations, approximate square footage and lease expiration dates of our operating facilities comprising more than 10,000 square feet as of February 15, 2001 were as follows:

                                                                         Approximate
                                                                           Square             Lease Expiration
              Location                               Group                 Footage                  Date
-----------------------------------------------------------------------------------------------------------------
Morrisville, North Carolina                      Development and           258,000            11/30/05 - 1/23/15
                                                    Discovery
Wilmington, North Carolina                         Development             135,000            11/30/06 - 9/21/09
Austin, Texas                                      Development             174,000             7/31/01 - 11/8/10
Richmond, Virginia                                 Development              60,000             6/30/02 - 8/31/04
Menlo Park, California                              Discovery               25,000                        6/1/07
San Bruno, California                              Development              21,000                       9/30/04
Middleton, Wisconsin                               Development              60,000              5/1/10 - 9/30/11
Columbia, Maryland                                 Development              12,000                       7/31/03
Lawrenceville, New Jersey                          Development              11,000                       5/31/02
Blue Bell, Pennsylvania                            Development              21,000                       8/31/05
Westminster, Colorado                              Development              15,000                       1/31/05
Brussels, Belgium                                  Development              24,000                       9/30/08
Cambridge, United Kingdom                          Development              19,000                      12/24/07
Johannesburg, South Africa                         Development              11,000                      10/31/01


Item 3.   Legal Proceedings


   In the normal course of business, we are a party to various claims and legal proceedings. Although the ultimate outcome of these matters is not yet determined, after consultation with legal counsel we do not believe that the resolution of these matters will have a material effect upon our financial condition or results of operations in any interim or annual period.

Item 4.   Submission of Matters to a Vote of Security Holders


   No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2000.

Executive Officers

   The following table contains information concerning our executive officers as of February 15, 2001:

                    Name                        Age                        Position(s)
                    ----                        ---                        -----------
Fredric N. Eshelman., Pharm.D. ...............   52  Vice Chairman, Chief Executive Officer
Fred B. Davenport, Jr.........................   49  Executive Vice President, General Counsel, Secretary
Philippe M. Maitre............................   44  Chief Financial Officer, Vice President - Finance, Treasurer
Paul S. Covington.............................   44  Senior Vice President - Medical Affairs, Chief Safety Officer
Francis J. Casieri............................   58  Senior Vice President - Global Business Development
Linda Baddour.................................   42  Chief Accounting Officer


   Fredric N. Eshelman, Pharm.D., has served as Chief Executive Officer and as a director since July 1990, and as Vice Chairman of the Board of Directors since 1993. Dr. Eshelman founded our company's predecessor in 1985 and served as its Chief Executive Officer until its sale to us in 1989. Prior to rejoining us in 1990, Dr. Eshelman served as Senior Vice President, Development and as a director of Glaxo Inc., a subsidiary of Glaxo Holdings plc.

   Fred B. Davenport, Jr. is our Executive Vice President, General Counsel and Secretary. Prior to his employment by us in December 1996, Mr. Davenport was a partner in the Wilmington, North Carolina law firm of Murchison, Taylor, Kendrick and Gibson, L.L.P., which he joined in 1977. Mr. Davenport was also a member of the faculty of the University of North Carolina at Wilmington's Cameron School of Business Administration from 1982 to 1991.

   Philippe M. Maitre is our Chief Financial Officer. Prior to joining us in August 2000, Mr. Maitre was Deputy-Chief Financial Officer and Corporate Controller for Aventis Pharmaceutical Company. Mr. Maitre joined Rhone-Poulenc in 1981, which subsequently merged with Hoechst Marion Roussel to form Aventis. Mr. Maitre earned his master's degree in finance from Hautes Etudes de Commerce business school in Paris.

   Paul S. Covington is our Senior Vice President of Medical Affairs and Chief Safety Officer. Dr. Covington joined us in September 1991. He is board certified in internal medicine and licensed in North Carolina and Alabama. Prior to joining us, Dr. Covington was in private practice in Clanton, Alabama from 1985 to 1990 where he served as Chief of Staff and head of Critical Care and Cardiopulmonary for the local hospital. From 1991 to 1992, he was Medical Director for the Birmingham site of Future Healthcare Research Centers.

   Francis J. Casieri is our Senior Vice President of Global Business Development. Mr. Casieri served as our Director of Business Development from 1991 to 1994. Prior to rejoining us in 1999, Mr. Casieri served as Vice President, Business Development for PharmaResearch Corporation from 1997 to 1999 and Vice President, Operations for Cytrx Corporation from 1994 to 1997. Prior to 1991, Mr. Casieri worked with Johnson & Johnson for over twenty years in a variety of capacities, including ten years as Executive Director, Manufacturing and Logistics for Janssen Pharmaceutica, a Johnson & Johnson subsidiary.

   Linda Baddour is our Chief Accounting Officer. She also served as our Interim Chief Financial Officer from February 2000 until August 2000. Prior to her employment by us in December 1995, Ms. Baddour was the Controller for Cooperative Bank for Savings Inc. from 1980 to 1995. Ms. Baddour is a certified public accountant and received her Masters in Business Administration from the University of North Carolina at Wilmington.

                                    PART II

Item 5.   Market for the Registrant's Common Equity and Related Stockholder
          Matters

   Our common stock is traded under the symbol "PPDI" in the over-the-counter market and is quoted on the National Market System of the National Association of Securities Dealers Automated Quotation System, or NASDAQ. The following table sets forth the high and low prices for shares of our common stock, as reported by the National Association of Securities Dealers, Inc. These prices are based on quotations between dealers, which do not reflect retail mark-up, markdown or commissions.

                            2000                          1999
                   ---------------------------------------------------
                      High         Low              High         Low
                   ---------------------------------------------------

First Quarter       $ 29.00     $ 10.875           $ 38.50     $ 27.00

Second Quarter      $ 21.75     $ 13.875           $ 34.25     $ 21.75

Third Quarter       $ 27.25     $ 18.875           $ 29.00     $ 11.56

Fourth Quarter      $ 58.75     $ 24.875           $ 15.25     $  8.56



   As of February 15, 2001, there were approximately 10,500 holders of our common stock.

   Prior to our acquisition of PPD Medical Communications in March 1999, PPD Medical Communications paid dividends to their shareholders of $868,000 in the year ended December 31, 1998. We have no present plans to pay cash dividends to our shareholders and, for the foreseeable future, intend to retain all of our earnings for use in continuing to develop our business. The declaration of dividends is within the discretion of our Board of Directors and is dependent upon our earnings, financial condition and capital requirements, as well as any other factors deemed relevant by the Board of Directors

Item 6.   Selected Consolidated Financial Data

   The following table represents selected historical consolidated financial data. The statement of operations data for the years ended December 31, 1998, 1999 and 2000 and balance sheet data at December 31, 1999 and 2000 are derived from our audited consolidated financial statements included elsewhere in this report. The statement of operations data for each of the years ended December 31, 1996 and 1997, and the balance sheet data at December 31, 1996, 1997 and 1998 are derived from our financial statements which are not included elsewhere in this report. The historical results are not necessarily indicative of the operating results to be expected in the future. The selected financial data should be read together with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our financial statements and notes to the financial statements.

                                                                      Years Ended December 31,
                                                     1996 (1) (4)   1997 (4)    1998 (4)       1999        2000
                                                     ------------   --------    --------       ----        ----
                                                                (in thousands, except per share data)

Net revenue (2)                                      $ 156,905     $ 193,851    $ 246,454    $ 302,530     $ 345,318
                                                     ---------     ---------    ---------    ---------     ---------

Operating expenses                                     147,394       175,909      220,831      265,604       301,771
Merger costs, and acquired in-process
 research and development costs                         14,773         9,670        3,163          218             -
                                                     ---------     ---------    ---------    ---------     ---------
                                                       162,167       185,579      223,994      265,822       301,771
                                                     ---------     ---------    ---------    ---------     ---------
Income (loss) from operations                           (5,262)        8,272       22,460       36,708        43,547
Other income (expense), net                              1,814         1,429        3,588        4,337         7,284
                                                     ---------     ---------    ---------    ---------     ---------
Income (loss) from continuing operations
before provision for income taxes                       (3,448)        9,701       26,048       41,045        50,831
Provision for income taxes                               2,257         3,363        9,448       12,154        18,521
                                                     ---------     ---------    ---------    ---------     ---------
Income (loss) from continuing operations                (5,705)        6,338       16,600       28,891        32,310
Income (loss) from operations of discontinued
 environmental sciences segment, net (3)                 2,874         4,152        4,614         (395)            -
                                                     ---------     ---------    ---------    ---------     ---------
Net income (loss)                                    $  (2,831)    $  10,490    $  21,214    $  28,496     $  32,310
                                                     =========     =========    =========    =========     =========
Income (loss) from continuing operations
 per share:
 Basic                                               $   (0.26)    $    0.27    $    0.69    $    1.18     $    1.29
                                                     =========     =========    =========    =========     =========
 Diluted                                             $   (0.26)    $    0.27    $    0.69    $    1.16     $    1.28
                                                     =========     =========    =========    =========     =========

Income (loss) from discontinued operations
 per share:
 Basic                                               $    0.13     $    0.18    $    0.19    $   (0.02)    $       -
                                                     =========     =========    =========    =========     =========
 Diluted                                             $    0.13     $    0.18    $    0.19    $   (0.01)    $       -
                                                     =========     =========    =========    =========     =========
Net income (loss) per share:
 Basic                                               $   (0.13)    $    0.45    $    0.88    $    1.16     $    1.29
                                                     =========     =========    =========    =========     =========
 Diluted                                             $   (0.13)    $    0.44    $    0.88    $    1.15     $    1.28
                                                     =========     =========    =========    =========     =========

Weighted average number of shares outstanding:
 Basic                                                  21,873        23,555       23,991       24,566        24,965
 Dilutive effect of stock options                            -            60          169          287           212
                                                     ---------     ---------    ---------    ---------     ---------
 Diluted                                                21,873        23,615       24,160       24,853        25,177
                                                     =========     =========    =========    =========     =========


                                                                  As of December 31,
                                               ---------------------------------------------------------
                                               1996 (4)      1997(4)      1998 (4)      1999        2000
                                               --------      --------     --------      ----        ----
                                                                  (in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents                     $  22,108     $  16,067     $  34,821    $  61,251   $  76,411
Marketable securities                            14,210         7,994             -            -           -
Working capital                                  67,373        70,581        93,309      104,973     106,903
Total assets                                    183,244       199,653       243,329      288,703     344,915
Long-term debt                                    1,497           406           224          359       1,353
Long-term debt, including current portion         5,722         5,315         5,656          570       1,967
Shareholders' equity                            116,553       129,332       158,769      192,464     233,943



(1) The net loss for 1996 was affected by $14.8 million of merger costs incurred in connection with the acquisition of Applied Bioscience International Inc. After associated tax benefits, the impact on net income of such merger costs was $13.0 million.

(2) Revenues are presented net of subcontractor costs. See accompanying Consolidated Statements of Operations included elsewhere in this report.

(3) The discontinued operations include our environmental sciences group sold in January 1999. All periods presented have been restated to exclude the results of operations of the environmental sciences group.

(4) As restated, see Note 20 of Notes to Consolidated Financial Statements included elsewhere in this report.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

   During 2000, we reported net income of $32.3 million, or $1.28 per diluted share, compared to net income of $28.5 million, or $1.15 per diluted share, during 1999. Excluding the gain on sale of PPGx, our adjusted net income of $32.0 million was 26.3% higher than the prior year adjusted net income of $25.3 million, excluding non-recurring tax benefit, discontinued operations and merger costs.

   In March 1999, we acquired ATP, Inc., a health information services company. We acquired all of the outstanding stock of ATP, Inc. in exchange for approximately 876,000 shares of our common stock. In February 2001, we changed the name of this subsidiary to PPD Medical Communications. PPD Medical Communications provides customized inbound and outbound telecommunications programs targeting consumers and healthcare providers. We accounted for this acquisition as a pooling of interests transaction. Accordingly, our financial statements include results of PPD Medical Communications for all periods presented.

   In February 1999, we invested in PPGx with Axys Pharmaceuticals, Inc. to pursue the business of pharmacogenomics, which is the use of genetic information to predict the characteristics of drugs. We contributed $1.5 million in cash, the stock of our Intek subsidiary and the rights to a software license in exchange for an 18.2% ownership interest in PPGx. We accounted for our investment in PPGx under the cost method. In December 2000, PPGx was acquired by DNA Sciences, Inc., a genetics discovery company focused on identifying the genetic basis of disease susceptibility, disease progression and response to drug treatment in exchange for 1,478,000 shares of Series D preferred stock of DNA Sciences. We owned 11.2% of DNA Sciences as of December 31, 2000 and we also retained our exclusive marketing rights to PPGx pharmacogenomics products and services, sold under the brand name Pharmacogenomic Solutions.

   Effective January 31, 1999, we sold our environmental sciences group to Environ Holdings, Inc., a new company formed by the management of the environmental sciences group. We received $1.2 million in cash, a note in the amount of $7.0 million (which was paid in full in the first quarter of 1999) and a 12-year note in the amount of $18.0 million. We have received all payments due on the 12-year note through February 2001. We did not recognize a gain or loss as a result of the sale because the sales price was equal to the book value of the net assets sold. We also entered into a three-year consulting agreement to provide consulting services to Environ Holdings for a fee of $0.5 million per year.

   In May 1998, we created GenuPro, Inc., a subsidiary that holds a license to a number of compounds in the genitourinary field, which were purchased from Eli Lilly & Co. in the second quarter of 1998. We recorded an acquired in-process research and development charge of $3.2 million in the second quarter of 1998 related to the purchase of these compounds because the compounds were in the initial stage of research and development at the date they were acquired. GenuPro is a part of our Discovery Sciences Group.

   In February 1998, we sold substantially all of the assets of the Chicago Center for Clinical Research. The sales price was $5.3 million in cash and a five-year promissory note for $2.5 million. The sale resulted in a gain of approximately $1.1 million, which we recognized as other income during the first quarter of 1998. We have received all principal and interest payments on the note due through February 2001.

Results of Operations

   We record revenues from fixed-price contracts on a percentage-of-completion basis in our Development Group. Revenues from time-and-material contracts are recognized as hours are accumulated multiplied by the billable rates for each contract in both our Development Group and Discovery Sciences Group. Revenues are recorded net of reimbursement received from clients for pass-through expenses, which generally include subcontractor costs that consist of investigator fees, travel and certain other contract costs.


   Discovery Sciences Group revenues also include revenue from sales of technology license fees. Nonrefundable license fees received at the initiation of license agreements for which we have an ongoing research and development commitment are deferred and recognized ratably over the period of the related research and development. Nonrefundable license fees received from license agreements for which we are not obligated to perform future research and development services are recognized upon delivery of the technology.

     We record our recurring operating expenses among three categories:

   .  direct costs;
   . selling, general and administrative; and . depreciation and amortization.

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

     Depreciation and amortization expenses consist of depreciation costs recorded on a straight-line method on property and equipment with an estimated useful life over one year. In addition, the excess of the purchase price of a business acquired over the fair value of net tangible assets and identifiable intangibles and acquired in-process research and development costs at the date of the acquisitions has been assigned to goodwill. Goodwill is being amortized over periods of 10 to 25 years.

   The following tables set forth, for the periods indicated, amounts for certain items in our consolidated financial statements expressed as a percentage of net revenue from continuing operations and the percentage changes in dollar amounts of certain items compared with the prior period:


              Percentage of Net Revenue from Continuing Operations
              ----------------------------------------------------

                                                                For the Years Ended December 31,
                                                   1998 (2)                  1999                       2000
                                            ------------------       -------------------       ------------------
                                             Amount        %          Amount        %           Amount        %
                                            --------     -----       --------     -----        --------     -----
                                                                  (dollars in thousands)
Net revenue: (1)
   Development                             $ 245,527      99.6%     $ 299,769      99.1%      $ 330,516      95.7%
   Discovery sciences                            927       0.4          2,761       0.9          14,802       4.3
                                           ---------     -----      ---------     -----       ---------     -----
                                             246,454     100.0        302,530     100.0         345,318     100.0
Direct costs:
   Development                               123,562                  147,439                   167,317
   Discovery sciences                          3,623                    7,719                     7,390
                                           ---------                ---------                 ---------
                                             127,185      51.6        155,158      51.3         174,707      50.6
Selling, general and
 administrative expenses                      80,893      32.8         95,604      31.6         109,831      31.8
Depreciation and amortization                 12,753       5.2         14,842       4.9          17,233       5.0
Acquired in-process research
   and development costs                       3,163       1.3              -         -               -         -
Merger costs                                       -         -            218       0.1               -         -
                                           ---------     -----      ---------     -----       ---------     -----
Operating income                           $  22,460       9.1%     $  36,708      12.1%      $  43,547      12.6%
                                           =========     =====      =========     =====       =========     =====

                                                                           Percentage Change
                                                                     For the Years Ended December 31,
                                                              ---------------------------------------------
                                                              1999 vs. 1998                   2000 vs. 1999
                                                              -------------                   -------------
Net revenue:
  Development                                                      22.1%                           10.3%
  Discovery sciences                                              197.8                           436.1
    Total net revenue                                              22.8                            14.1
Direct costs:
  Development                                                      19.3                            13.5
  Discovery sciences                                              113.1                            (4.3)
Selling, general and administrative expenses                       18.2                            14.9
Depreciation and amortization                                      16.4                            16.1


__________________
(1)  Net of subcontractor costs.
(2) As restated, see Note 20 of Notes to Consolidated Financial Statements included elsewhere in this report.

   The following table sets forth, for the periods indicated, amounts for certain items in our consolidated financial statements excluding non-recurring items:

                                                                     Years Ended December 31,
                                          -----------------------------------------------------------------------------
                                          1996 (1)(2)(7)   1997 (2)(3)(7)  1998 (2)(4)(7)    1999 (2)(5)       2000 (6)
                                          --------------   --------------  --------------    -----------       --------
                                                              (in thousands, except per share data)
Net revenue                                $ 156,905         $ 193,851        $ 246,454       $ 302,530       $ 345,318
Operating expenses                           147,394           175,909          220,831         265,604         301,771
                                           ---------         ---------        ---------       ---------       ---------
Income from operations                         9,511            17,942           25,623          36,926          43,547
Other income (expense), net                    1,814             1,429            3,588           4,437           6,786
                                           ---------         ---------        ---------       ---------       ---------
Income from continuing operations before
   provision for income taxes                 11,325            19,371           29,211          41,363          50,333
Provision for income taxes                     4,519             7,562           11,243          16,049          18,324
                                           ---------         ---------        ---------       ---------       ---------
Net income                                 $   6,806         $  11,809        $  17,968       $  25,314       $  32,009
                                           =========         =========        =========       =========       =========
Weighted average number of
   diluted shares outstanding                 21,319            22,885           24,160          24,853          25,177
                                           =========         =========        =========       =========       =========
Net income per diluted share               $    0.32         $    0.52        $    0.74       $    1.02       $    1.27
                                           =========         =========        =========       =========       =========

(1) Excludes $14.8 million of merger costs incurred in connection with the acquisition of Applied Bioscience International Inc.

(2) The discontinued operations of our environmental sciences group, which was sold in January 1999, are excluded from the income statement.

(3) Excludes $9.1 million of acquired in-process research and development costs associated with the acquisition of the GSX system, and $0.6 million of merger costs incurred in connection with the acquisition of Belmont Research, SARCO and Intek Labs.

(4) Excludes $3.2 million of acquired in-process research and development costs associated with the acquisition of a license to six genitourinary compounds. Also excludes the gain on the sale of Chicago Center for Clinical Research of $1.1 million.

(5) Excludes non-recurring tax benefit of $3.8 million and interest expense of $0.1 million associated with a short sale and repurchase of U.S. Treasury bonds. Also excludes $0.2 million of merger costs incurred in connection with the acquisition of PPD Medical Communications.

(6)  Excludes gain on the sale of PPGx of $0.5 million.

(7) As restated, see Note 20 of Notes to Consolidated Financial Statements included elsewhere in this report.


Year Ended December 31, 2000 Versus Year Ended December 31, 1999


     Net revenue increased $42.8 million, or 14.1%, to $345.3 million in 2000 from $302.5 million in 1999. The Development Group's operations accounted for 95.7% of net revenue for 2000. The Development Group generated net revenue of $330.5 million, an increase of $30.7 million, or 10.3%, from 1999. The growth in the Development Group operations was primarily attributable to an increase in the size, scope and number of contracts in the global contract research organization, or CRO, Phase 2 through 4 division as well as the increase in the number of contracts in the North America Phase 1 and laboratory services.


     The Discovery Sciences Group generated net revenue of $14.8 million in 2000, an increase of $12.0 million, or 436.1%, from 1999. The growth in the Discovery Sciences operations was primarily attributable to revenue generated by the functional genomics division as a result of entering into new contracts in January 2000 and July 2000. In addition, the combinatorial chemistry division had an increase in contracts during 2000.


     Total direct costs increased 12.6% to $174.7 million in 2000 from $155.2 million in 1999 and decreased as a percentage of net revenue to 50.6% for 2000 as compared to 51.3% in 1999. Development direct costs increased to $167.3 million in 2000 as compared to $147.4 million in 1999. The increased direct cost dollars resulted primarily from increased personnel costs due to the increase in the size and number of contracts in the global CRO Phase 2 through 4 division. The Development Group direct costs increased as a percentage of related net revenue to 50.6% in 2000 from 49.2% in 1999. This increase is principally due to the mix of levels of personnel involved in the contracts performed and an increase in personnel utilization due to quality initiatives. Discovery Sciences direct costs decreased to $7.4 million in 2000 as compared to $7.7 million in 1999. This decrease was primarily due to the combination of $3.3 million in additional costs for a Phase 2 trial associated with GenuPro in 1999 which was partially offset by an increase in the functional genomics division's costs associated with that division's increase in net revenues in 2000.

     Selling, general and administrative, or SG&A, expenses increased 14.9% to $109.8 million in 2000 from $95.6 million in 1999. The increase was primarily attributable to an investment in additional administrative personnel and an increase in facility and information technology costs to support expanding operations. As a percentage of net revenue, SG&A expenses increased slightly to 31.8% in 2000 from 31.6% in 1999.

     Total depreciation and amortization expense increased $2.4 million, or 16.1%, to $17.2 million in 2000 from $14.8 million in 1999. The increase was related to the depreciation of the increased investment in property and equipment due primarily to our growth. Capital expenditures were $21.5 million in 2000. Additional scientific equipment in our laboratories accounted for approximately 33.2% of this capital investment. Furniture and leasehold improvements in existing facilities accounted for approximately 25.6%, while the enhancement and expansion of information technology capacities accounted for approximately 26.0%. The remaining capital expenditures were incurred predominantly in connection with the expansion of existing operations and the opening of new offices.

     During the first quarter of 1999, we recorded merger costs of $0.2 million in connection with the acquisition of PPD Medical Communications. These costs were primarily cash expenses, such as legal and accounting fees, related to this transaction. We had no merger costs in 2000.

     Operating income increased $6.8 million to $43.5 million in 2000, as compared to $36.7 million in 1999. As a percentage of net revenue, operating income of 12.6% in 2000 represents an improvement from 12.1% of net revenue in 1999. These increases were primarily due to our focus on controlling the increase in both direct and administrative costs, as revenues increased.

     In December 2000, we exercised our option to increase our ownership in PPGx to 50% and then sold our investment in PPGx to DNA Sciences, Inc. for 1,479 shares of DNA Sciences Series D preferred stock. As a result of this transaction, we recognized a pre-tax gain from the sale of PPGx of $0.5 million.

     Net interest and other income (exclusive of the gain on sale of PPGx mentioned above) increased $2.9 million, or 56.5%, to $6.8 million for 2000 from $4.3 million in 1999. The increase was primarily the result of the increase in interest income of $2.3 million. We recognized $1.6 million in interest income related to the notes receivable from the Chicago Center for Clinical Research and Environ Holdings in both 1999 and 2000.

     We recorded a loss from discontinued operations, net of income tax expense, related to our environmental sciences group, of $0.4 million in 1999. We sold our environmental sciences group on January 31, 1999.

     Our provision for income taxes increased $6.3 million, or 52.4%, to $18.5 million in 2000, as compared to $12.2 million in 1999. Our effective income tax rate increased to 36.4% in 2000 from 29.6% in 1999, primarily due to an investment transaction entered into in the fourth quarter of 1999, which created a significant capital gain. We offset this capital gain with a capital loss carryforward, which had previously been fully reserved. As a result of the reversal of the valuation allowance on this capital loss carryforward, we recognized a tax benefit of approximately $3.8 million.

     Net income of $32.3 million in 2000 represents an increase of $3.8 million over $28.5 million in 1999. Net income per diluted share of $1.28 for 2000 compares to $1.15 in 1999. Excluding the impact of the gain on PPGx in 2000 and discontinued operations, non-recurring tax benefits and merger charges in 1999, our 2000 net income of $32.0 million was 26.3% higher than net income of $25.3 million for 1999.

Year Ended December 31, 1999 Versus Year Ended December 31, 1998

     Net revenue increased $56.1 million, or 22.8%, to $302.5 million in 1999 from $246.4 million in 1998. The Development Group's operations accounted for 99.1% of net revenue for 1999. The Development Group generated net revenue of $299.8 million, an increase of $54.2 million, or 22.1%, from 1998. The growth in the Development Group's operations was primarily attributable to an increase in the size, scope and number of contracts in the global CRO Phase 2 through 4 division. International net revenues increased $7.8 million to $44.8 million in 1999 from $36.3 million in 1998.

     The Discovery Sciences Group generated net revenue of $2.8 million in 1999, an increase of $1.8 million, or 197.8%, from 1998. The growth in the Discovery Sciences operations was primarily attributable to an increase in the number of contracts in the combinatorial chemistry division. In addition, the functional genomics division earned $0.9 million in revenues in 1999 from a joint development and license agreement signed during the fourth quarter of 1998.

     Total direct costs increased 21.9% to $155.2 million in 1999 from $127.2 million in 1998 and remained relatively constant as a percentage of net revenue at 51.3% for 1999 as compared to 51.6% in 1998. Development direct costs increased to $147.4 million in 1999 as compared to $123.6 million in 1998. The increased direct cost dollars resulted primarily from increased personnel costs due to the increase in the size and number of contracts in the global CRO Phase 2 through 4 division. The Development Group's direct costs decreased as a percentage of related net revenue to 49.1% in 1999 from 50.3% in 1998. This decrease was principally due to the mix of levels of personnel involved in the contracts performed, fixed costs being allocated over higher revenues and a focused effort to control the increase in direct costs, as revenues increased. The Discovery Sciences Group's direct costs increased to $7.7 million in 1999 as compared to $3.6 million in 1998. This increase was primarily due to $3.5 million in additional costs for a Phase 2 trial associated with GenuPro in 1999.

     SG&A expenses increased 18.2% to $95.6 million in 1999 from $80.9 million in 1998. The increase was primarily attributable to an investment in additional administrative personnel to support expanding operations. As a percentage of net revenue, SG&A expenses decreased to 31.6% in 1999 from 32.8% in 1998.

     Total depreciation and amortization expense increased $2.0 million, or 16.4%, to $14.8 million in 1999 from $12.8 million in 1998. The increase was related to the depreciation of the increased investment in property and equipment due primarily to our growth. Capital expenditures were $23.2 million in 1999. Additional scientific equipment in our laboratories accounted for approximately 40.3% of this capital investment, while the enhancement and expansion of information technology capacities accounted for approximately 28.9%. The remaining capital expenditures were incurred predominantly in connection with the expansion of existing operations and the opening of new offices.

     During the first quarter of 1999, we recorded merger costs of $0.2 million in connection with the acquisition of PPD Medical Communications. These costs were primarily cash expenses, such as legal and accounting fees, related to this transaction.

     We recorded an acquired in-process research and development charge of $3.2 million in the second quarter of 1998 as a result of the purchase of a license to six genitourinary compounds from Eli Lilly & Co. We immediately expensed the costs of the acquisition of these compounds because the compounds were in the initial phase of development and had no alternative future use.

     Operating income increased $14.2 million to $36.7 million in 1999, as compared to $22.5 million in 1998. Excluding merger costs and acquisition costs, our adjusted operating income of $36.9 million in 1999 was 44.1% higher than adjusted operating income of $25.6 million in 1998. As a percentage of net revenue, operating income of 12.1% in 1999 represents an improvement from 9.1% of net revenue in 1998. These increases were primarily due to our focus on controlling the increase in both direct and administrative costs, as revenues increased.

     Net interest and other income increased $0.7 million, or 20.8%, to $4.3 million for 1999 from $3.6 million in 1998. Excluding the gain related to the sale of the Chicago Center for Clinical Research, net interest and other income of $4.3 million in 1999 was $1.8 million higher than in 1998. The increase was primarily the result of the increase in interest income of $1.9 million partially offset by $0.1 million in net interest expense related to an investment transaction entered into in the fourth quarter of 1999. We recognized $1.6 million in interest income related to the notes receivable from the Chicago Center for Clinical Research and Environ Holdings.

     We recorded a loss from discontinued operations, net of income tax expense, related to our environmental sciences group, of $0.4 million in 1999, as compared to income of $4.6 million in 1998. We sold our environmental sciences group on January 31, 1999.

     Our provision for income taxes increased $2.7 million, or 28.6%, to $12.2 million in 1999, as compared to $9.5 million in 1998. Our effective income tax rate decreased to 29.6% in 1999 from 36.2% in 1998, primarily due to an investment transaction entered into in the fourth quarter of 1999, which created a significant capital gain. We offset this capital gain with a capital loss carryforward, which had previously been fully reserved. As a result of the reversal of the valuation allowance on this capital loss carryforward, we recognized a tax benefit of approximately $3.8 million.

     Net income of $28.5 million in 1999 represents an increase of $7.3 million over $21.2 million in 1998. Net income per diluted share of $1.15 for 1999 compares to $0.88 in 1998. Excluding the impact of the discontinued operations in both years, the non-recurring tax benefits and merger charges in 1999 and the gain on sale of the Chicago Center for Clinical Research and acquisition-related charges in 1998, our 1999 net income of $25.3 million was 40.8% higher than net income of $18.0 million for 1998.

Liquidity and Capital Resources

     As of December 31, 2000, we had $76.4 million of cash and cash equivalents on hand. We have historically funded our operations and growth, including acquisitions, with cash flow from operations, borrowings and through sales of our stock. We are exposed to changes in interest rates on cash equivalents, short-term investments, and amounts outstanding under notes payable and lines of credit. Our cash and cash equivalents and short-term investments are invested in financial instruments with interest rates based on financial market conditions.

     For the year ended December 31, 2000, our operating activities provided $61.9 million in cash as compared to $50.6 million last year. The increase in cash flow from operations is primarily due to an increase in our net revenues and an increase in operating margins as a percentage of net revenues. For the 2000 period, net income of $32.3 million, depreciation and amortization of $17.2 million and the net decrease of $12.9 million in assets and liabilities were partially offset by the $0.5 million gain on sale of business.

     For the year ended December 31, 2000, our investing activities used $53.0 million in cash. The payment of $30.8 million for several cost method investments and for the purchase of Pharmazyme for $1.5 million and capital expenditures of $21.5 million were partially offset by $0.5 million received from the repayment of a note receivable.

     For the year ended December 31, 2000, our financing activities provided $8.6 million in cash, as net proceeds from stock option exercises of $9.2 million were partially offset by $0.1 million in net repayments of long-term debt and $0.4 million in repayments of capital lease obligations.

     Working capital as of December 31, 2000 was $106.9 million, compared to $105.0 million at December 31, 1999. The increase in working capital was due primarily to the increase in cash and cash equivalents of $15.2 million in 2000, partially offset by the increase in other accrued expenses of $10.8 million and the increase in unearned income of $3.2 million. The number of days revenue outstanding in accounts receivable and unbilled services, net of unearned income, also known as DSO, were 51.1 and 64.0 days as of December 31, 2000 and December 31, 1999, respectively. This decrease is a result of a focused effort by management on improving the accounts receivable collection process.

     In June 2000, we renegotiated a revolving credit facility for $50.0 million from First Union National Bank. Indebtedness under the line is unsecured and subject to traditional covenants relating to financial ratios and tangible net worth. The unused portion of the loan is available to provide working capital and for general corporate purposes.

As of December 31, 1999 and 2000, there was no amount outstanding under this credit facility. This credit facility expires in June 2001, at which time any outstanding balance is due.

     In August 2000, we renegotiated a credit facility for $50.0 million from Wachovia Bank, N.A. Indebtedness under the line is unsecured and subject to traditional covenants relating to financial ratios and tangible net worth. As of December 31, 1999 and 2000, there was no amount outstanding under this credit facility. This credit facility expires in August 2001, at which time any outstanding balance is due.

     In the fourth quarter of 1999, we entered into a purchase and sale of U.S. Treasury bonds with a face value of $520 million with the same financial institution. We were required to record these financial instruments at their net fair value on each reporting date, with any changes in the fair value recorded as either interest income or interest expense. Net interest expense of $0.3 million was recorded when the bonds matured on May 15, 2000. We recognized interest expense of approximately $0.1 million on this transaction in 1999. This investment transaction created a significant capital gain. We offset this capital gain with a capital loss carryforward, which had previously been fully reserved. As a result of the reversal of the valuation allowance on this capital loss carryforward, we recognized a tax benefit of approximately $3.8 million.

     We expect to continue expanding our operations through internal growth and strategic acquisitions. We expect these activities will be funded from existing cash, cash flow from operations and borrowings under our credit facilities. We believe that these sources of liquidity will be sufficient to fund our operations for the foreseeable future. From time to time, we evaluate potential acquisitions and other growth opportunities, which might require additional external financing, and we might seek funds from public or private issuances of equity or debt securities.

Recently Issued Accounting Standards

     In March 2000, the Financial Accounting Standards Board, or FASB, issued Interpretation No. 44, or FIN 44, "Accounting for Certain Transactions Involving Stock Compensation - an Interpretation of APB 25." This Interpretation clarifies
(a) the definition of employee for purposes of applying Opinion 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN 44 was effective July 1, 2000. The adoption did not have a material impact on our results of operations.

     In December 1999, the SEC issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements," or SAB 101, which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. SAB 101, as amended by SAB 101A and SAB 101B, outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosures related to revenue recognition policies. SAB 101 has been adopted in our fourth quarter of fiscal year 2000. The adoption of SAB 101 did not have a significant impact on our revenue recognition policies.

     In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Investments and Hedging Activities," or SFAS No. 133. SFAS No. 133 establishes accounting and reporting standards for derivatives and hedging activities and supercedes several existing standards. SFAS No. 133, as amended by SFAS No. 137 and SFAS No. 138, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. We have performed an assessment and do not expect that the adoption of SFAS No. 133 in fiscal 2001 will have a material impact on our consolidated financial statements.

Taxes

     Because we conduct operations on a global basis, our effective tax rate has and will continue to depend upon the geographic distribution of our pretax earnings among locations with varying tax rates. Our profits are further impacted by changes in the tax rates of the various taxing jurisdictions. In particular, as the geographic mix of our pre-tax earnings among various tax jurisdictions changes, our effective tax rate might vary from period to period.

Potential Liability and Insurance

     Clinical research services involve the testing of new drugs on human volunteers pursuant to a study protocol. This testing exposes us to the risk of liability for personal injury or death to patients resulting from, among other things, possible unforeseen adverse side effects or improper administration of the new drug. Many of these patients are already seriously ill and are at risk of further illness or death. We attempt to manage our risk of liability for personal injury or death to patients from administration of products under study through measures such as contractual indemnification provisions with clients and through insurance maintained by clients. The contractual indemnifications generally do not protect us against our own actions, such as negligence. We currently maintain professional liability insurance coverage of up to $10.0 million per claim, with an annual aggregate policy limit of $10.0 million.

Potential Volatility of Quarterly Operating Results and Stock Price

     Our quarterly and annual operating results have fluctuated, and we expect that they will continue to in the future. Factors that could cause these fluctuations include:

     . the timing of the initiation, progress or cancellation of significant projects;
     .    the mix of products and services sold in a particular period;
     . the timing and amount of start-up costs incurred in connection with the introduction of new products and services;
     . the timing of our Discovery Sciences Group milestone payments or other revenue;
     .    the timing of the opening of new offices;
     .    the timing of other internal expansion costs;
     . the timing and amount of costs associated with integrating acquisitions; and
     .    exchange rate fluctuations between periods.


     Delays and terminations of trials are often the result of actions taken by our customers or regulatory authorities and are not typically controllable by us. Because a large percentage of our operating costs are relatively fixed while revenue is subject to fluctuation, variations in the timing and progress of large contracts can materially affect our quarterly operating results. We believe that comparisons of our quarterly financial results are not necessarily meaningful and should not be relied upon as an indication of future performance.

     Fluctuations in quarterly results or other factors beyond our control could affect the market price of our common stock. Such factors include changes in earnings estimates by analysts, market conditions in our industry, changes in environmental, pharmaceutical and biotechnology industries, and general economic conditions. Any effect on our common stock could be unrelated to our longer-term operating performance.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

     We are exposed to foreign currency risk by virtue of our international operations. We conduct business in several foreign countries. Approximately 15%, 15% and 13% of our net revenues for the years ended December 31, 1998, 1999 and 2000, respectively, were derived from operations outside the United States. Funds generated by each subsidiary are generally reinvested in the country where they are earned. The operations in the United Kingdom generated more than 36% of our revenue from foreign operations during 2000. Accordingly, we have some exposure to adverse movements in the pound sterling and other foreign currencies. The United Kingdom has traditionally had a relatively stable currency compared to our functional currency, the U.S. dollar. We anticipate that those conditions will persist for at least the next 12 months.

     The vast majority of our contracts are entered into by our United States or United Kingdom subsidiaries. The contracts entered into by the United States subsidiaries are almost always denominated in United States dollars. Contracts between our United Kingdom subsidiaries are generally denominated in pounds sterling, United States dollar or Euros. In most transactions involving multiple currencies, contractual provisions either limit or reduce the translation risk.

     We do have some currency risk resulting from the passage of time between the invoicing of customers under contracts and the ultimate collection of customer payments against such invoices. If a contract is denominated in a currency other than the subsidiary's local currency, we recognize a receivable at the time of invoicing for the local currency equivalent of the foreign currency invoice amount. Changes in exchange rates from the time the invoice is prepared and payment from the customer is received will result in our receiving either more or less in local currency than the local currency equivalent of the invoice amount at the time the invoice was prepared and the receivable established. We recognize this difference as a foreign currency translation gain or loss, as applicable, and report it in other expense (income).

     Changes in exchange rates between the applicable foreign currency and the U.S. dollar will affect the translation of foreign subsidiaries' financial results into U.S. dollars for purposes of reporting our consolidated financial results. The process by which each foreign subsidiary's financial results are translated to U.S. dollars is as follows:

       . income statement accounts are translated at average exchange rates for the period;
       . balance sheet assets and liability accounts are translated at end of period exchange rates; and
       .  equity accounts are translated at historical exchange rates.


     Translation of the balance sheet in this manner affects the shareholders' equity account, referred to as the cumulative translation adjustment account. This account exists only in the foreign subsidiary's U.S. dollar balance sheet and is necessary to keep the foreign balance sheet stated in U.S. dollars in balance. Translation adjustments are reported with accumulated other comprehensive income (loss) as a separate component of shareholders' equity. To date, cumulative translation adjustments have not been material to our consolidated financial position. Adjustments might in the future be material to our financial statements.

     There are no material exchange controls currently in effect in any country in which we conduct operations on the payment of dividends or otherwise restricting the transfer of funds outside these countries. Although we perform services for clients located in a number of foreign jurisdictions, to date, we have not experienced any difficulties in receiving funds remitted from foreign countries. However, if any of these jurisdictions imposed or modified existing exchange control restrictions, the restrictions could have an adverse effect on our financial condition.

     We are exposed to changes in interest rates on our cash equivalents, short-term investments and amounts outstanding under notes payable and lines of credit. We invest our cash and cash equivalents and short-term investments in financial instruments with interest rates based on financial market conditions.

Item 8.        Financial Statements and Supplementary Data

     The information called for by this Item is set forth herein commencing on page F-1.

Item 9. Changes in and Disagreements with Accountants on Accounting an Financial Disclosure

     None.

                                   PART III

     Certain information required by Part III is omitted from this report, because the Registrant intends to file a definitive proxy statement for its 2001 Annual Meeting of Stockholders to be held on May 15, 2001 (the "Proxy Statement") within 120 days after the end of its fiscal year pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934, as amended, and the information included therein is incorporated herein by reference to the extent provided below.

Item 10.       Directors and Executive Officers of the Registrant

     The information required by Item 10 of Form 10-K concerning the Registrant's executive officers is set forth under the heading "Executive Officers" located at the end of Part I of this Form 10-K.

     The other information required by Item 10 of Form 10-K is incorporated by reference to the information under the headings "Proposal No. 2 - Election of Directors" and "Other Information-Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement.

Item 11.       Executive Compensation

     The information required by Item 11 of Form 10-K is incorporated by reference to the information under the heading "Proposal No. 2 - Election of Directors -Information About the Board of Directors and Its Committees," "Other Information- Executive Compensation Tables," "--Director Compensation," "-- Report of the Compensation Committee on Executive Compensation," "--Compensation Committee Interlocks and Insider Participation," and "--Performance Graph" in the Proxy Statement.

Item 12.       Security Ownership of Certain Beneficial Owners and Management

     The information required by Item 12 of Form 10-K is incorporated by reference to the information under the heading "Other Information - Principal Shareholders" in the Proxy Statement.

Item 13.       Certain Relationships and Related Transactions

     None.

                                    PART IV

Item 14.       Exhibits and Reports on Form 8-K

       (a)  Financial Statements

            1. The consolidated financial statements of the Company and its subsidiaries filed as part of this Report are listed in the attached Index to Consolidated Financial Statements.
            2. The schedule to the consolidated financial statements of the
               Company and its subsidiaries filed as part of this Report is listed in the attached Index to Consolidated Financial Statements.
            3. The exhibits filed as part of this Report are listed in Item
               14(c) below.

       (b)  Reports on Form 8-K.  None.

       (c)  Exhibits

Exhibit No.             Description
-----------             -----------
  2.1**           --Plan of Merger to Merge PPD Subsidiary, Inc. with and into
                    Pharmaceutical Product Development Clinical Research Unit, Inc. ("PPD-CRU").
  2.2**           --Plan of Merger to Merge PPD-Europe, Inc. ("PPD Europe") with and into the Registrant.
  2.3*            --Agreement and Plan of Reorganization, dated as of June 20,
                    1996, among the Registrant, Wilmington Merger Corp. and Applied Bioscience International Inc.
  2.4*            --Stock and Asset Master Purchase Agreement by and among
                    Huntingdon International Holdings plc, Huntingdon Life Sciences Inc., Applied Bioscience International Inc. and Pharmaco LSR International Inc., dated as of November 1, 1995, incorporated by reference to Exhibit 2 to Applied Bioscience International Inc.'s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 6, 1996.
  2.5*            --Stock Purchase Agreement among Applied Bioscience
                    International Inc., PPD UK Holdings Limited and Environ Holdings Inc. for the acquisition of all the capital stock of APBI Environmental Sciences Group, Inc., Environmental Assessment Group Limited and Environ International Limited, dated January 31, 1999.
  2.6             --Agreement and Plan of Merger and Reorganization dated
                    December 17, 2000, between DNA Sciences, Inc., PIPO Acquisition Corp., and PPGx, Inc.
  2.7             --Series C Preferred Stock Purchase Agreement dated December
                    17, 2000.
  3.1*            --Restated Articles of Incorporation.
  3.2*            --Amended and Restated Bylaws.
  10.8**          --Pharmaceutical Product Development, Inc. Equity Compensation
                    Plan, effective as of October 30, 1995.
  10.9**          --Pharmaceutical Product Development, Inc. Stock Option Plan
                    for Non-Employee Directors, effective as of October 31,
                    1995.
  10.10**         --Registration Rights Agreement, dated January 24, 1996, by and among the Registrant and certain of its shareholders.
  10.35**         --Lease, dated January 26, 1994, by and between Michael James
                    Lawton, Jeffrey William Ware, Prudential Nominees Limited and Gabbay Group Limited.
  10.39**         --Lease Agreement, dated as of October 25, 1995, by and
                    between PPD-CRU and Perimeter Park West Associates Limited Partnership.
  10.55**         --Lease made January 23, 1996 between PPD-CRU and Western
                    Center Properties, Inc.
  10.57*          --First Amendment to Registration Rights Agreement.
  10.59*          --First Amendment dated May 20, 1999 to Lease Agreement, dated
                    October 25, 1995, between PPD Development and Perimeter Park West Associates Limited Partnership.
  10.60*          --First, Second and Third Amendments to Lease Agreement, dated
                    March 25, 1996, between PPD and BBC Family Limited Partnership.
  10.61*          --Lease Agreement, dated March 25, 1996, between PPD and BBC
                    Family Limited Partnership.
  10.71*          --Lease Agreement by and between ABI (TX) QRS 12-11, Inc. and
                    Pharmaco LSR International Inc., incorporated by reference to Exhibit 10.43 to Applied Bioscience International Inc.'s Annual Report on Form 10-K for the year ended December 31, 1995.
  10.81*          --Employment Agreement, dated as of September 26, 1996, by and between Pharmaceutical Product Development, Inc., and Fred
                    B. Davenport, Jr.
  10.86*          --Pharmaceutical Product Development, Inc. Employee Stock
                    Purchase Plan, dated May 15,1997.
  10.87*          --Amendment to Employee Stock Purchase Plan, dated June 21,
                    1997.
  10.88*          --Amendment to Stock Option Plan for Non-Employee Directors,
                    dated May 15, 1997.

  10.89*          --Amendment to Equity Compensation Plan, dated May 15, 1997.
  10.90*          --Employment Agreement, effective July 1, 1997, between
                    Pharmaceutical Product Development, Inc. and Fredric N. Eshelman.
  10.91*          --Note and Loan Agreement, dated August 7, 1997, between
                    Pharmaceutical Product Development, Inc. and Wachovia Bank, N.A.
  10.93*          --Lease Agreement dated July 9, 1997, between Weeks Realty,
                    Inc. and PPD Pharmaco, Inc.
  10.96*          --Employment Agreement dated January 1, 1998 between PPD
                    Pharmaco, Inc. and Patrick C. O'Connor.
  10.97*          --Employment Agreement dated January 1, 1998 between PPD
                    Pharmaco, Inc. and Paul S. Covington.
  10.99*          --Amendment to Employment Agreement dated February 2, 1998 between Pharmaceutical Product Development, Inc. and Fred B. Davenport, Jr.
  10.110*         --Amendment to Employee Stock Purchase Plan, dated March 2,
                    1998.
  10.111*         --Employment Agreement dated May 22, 1998 between Subsidiary
                    No. 5, Inc. and Karl B. Thor.
  10.113*         --Note and Loan Agreement, dated June 24, 1998 between
                    Pharmaceutical Product Development, Inc. and First Union National Bank.
  10.114*         --Lease Agreement dated June 26, 1998 between Weeks Realty
                    Limited Partnership and PPD Pharmaco, Inc.
  10.115*         --First Amendment to Loan Agreement dated August 6, 1998,
                    between Pharmaceutical Product Development, Inc. and Wachovia Bank, N.A.
  10.116*         --First Amendment to Lease Agreement dated October 20, 1998, between PPD Pharmaco, Inc. and Weeks Realty, Inc.
  10.117*         --Lease Agreement dated September 15, 1998 between PPD
                    Pharmaco, Inc. and BBC Family Limited Partnership.
  10.118*         --Lease Agreement dated December 16, 1998 between PPD
                    Pharmaco, Inc. and Weeks Realty Limited Partnership.
  10.119*         --Employment Agreement dated January 1, 1999 between
                    Pharmaceutical Product Development, Inc. and David R. Williams.
  10.122*         --Second Amendment to Loan Agreement dated January 30, 1999, between Pharmaceutical Product Development, Inc. and First Union National Bank.
  10.123*         --Second Amendment to Loan Agreement dated January 30, 1999, between Pharmaceutical Product Development, Inc. and Wachovia Bank, N.A.
  10.124*         --Stock Purchase Agreement dated February 1, 1999 between
                    PPGx, Inc. and Pharmaceutical Product Development, Inc.
  10.128*         --Credit and Security Agreement dated February 2, 1999,
                    between Applied Bioscience International Inc., Environ Holdings, Inc. and APBI Environmental Sciences Group, Inc.
  10.129*         --First Amendment to Credit and Security Agreement dated March
                    30, 1999, between Applied Bioscience International Inc., Environ Holdings, Inc. and Environ International Corporation (formerly APBI Environmental Sciences Group, Inc.).
  10.130*         --Subordination and Intercreditor Agreement dated March 30,
                    1999, between First Union National Bank and Applied Bioscience International, Inc.
  10.131*         --Amendment, dated April 14, 1999, to Lease Agreement dated
                    September 15, 1998 between PPD Pharmaco, Inc. and BBC Family Limited Partnership.
  10.132*         --Amendment, dated April 14, 1999, to Lease Agreement dated
                    March 25, 1996 between PPD and BBC Family Limited
                    Partnership.
  10.133*         --Fourth Amendment, dated July 6, 1999, to Lease Agreement dated July 9, 1997 between PPD Development, Inc. (formerly known as PPD Pharmaco, Inc.) and Weeks Realty, L.P.
  10.134*         --Pharmaceutical Product Development, Inc. Equity Compensation
                    Plan as amended and restated effective May 12, 1999.
  10.136*         --Termination of Employment Agreement dated September 14, 1999 between Pharmaceutical Product Development, Inc. and Thomas D'Alonzo.
  10.137*         --Amendment No. 2 and Restatement of Credit and Security
                    Agreement dated November 24, 1999, between Applied Bioscience International Inc., Environ Holdings, Inc. and Environ International Corporation
  10.138*         --Termination of Employment Agreement dated October 7, 1999 between PPD Development, Inc. and Joshua S. Baker.
  10.139*         --Third Amendment to Loan Agreement dated November 11, 1999, between Pharmaceutical Product Development, Inc. and Wachovia Bank N.A.

  10.140*         --Employment Agreement dated December 17, 1999 between PPD
                    Development, Inc. and Francis J. Casieri.
  10.142*         --Termination of Employment Agreement dated February 8, 2000 between Pharmaceutical Product Development, Inc. and Rudy C. Howard.
  10.143*         --Second Amendment to Loan Agreement dated March 1, 2000,
                    between Pharmaceutical Product Development, Inc. and First Union National Bank.
  10.144*         --Fourth Amendment to Loan Agreement dated February 23, 2000, between Pharmaceutical Product Development, Inc. and Wachovia Bank N.A.
  10.145*         --Third Amendment to Employee Stock Purchase Plan, dated June
                    21, 1997.
  10.146*         --Third Amendment to Loan Agreement dated June 23, 2000,
                    between Pharmaceutical Product Development, Inc. and First Union National Bank.
  10.147*         --Fourth Amendment to Loan Agreement dated June 30, 3000,
                    between Pharmaceutical Product Development, Inc. and First Union National Bank.
  10.148*         --Employment Agreement dated July 20, 2000, between
                    Pharmaceutical Product Development, Inc. and Philippe M. Maitre.
  10.153*         --Fifth Amendment to Loan Agreement dated August 1, 2000,
                    between Pharmaceutical Product Development, Inc. and Wachovia Bank N.A.
  10.154*         --Loan Agreement dated September 22, 2000, by and between
                    PPGx, Inc., Pharmaceutical Product Development, Inc. and Axys Pharmaceuticals, Inc.
  10.155          --Second Amendment to Registration Rights Agreement.
  10.156          --Amendment No. 3 to Credit and Security Agreement dated
                    October 17, 2000, between Applied Bioscience International Inc., Environ Holdings, Inc. and Environ International Corporation and Environ Facility Services Corporation.
  10.157          --Amended and Restated Promissory Note dated October 17, 2000, between Applied Bioscience International Inc., Environ Holdings, Inc. and Environ International Corporation and Environ Facility Services Corporation.
  10.158          --Deferred Compensation Plan dated February 1, 2001.
  10.159          --Fifth Amendment to Loan Agreement dated December 19, 2000, between Pharmaceutical Product Development, Inc. and First Union National Bank.
  10.160          --First Amendment to and Reaffirmation of Subordination and
                    Intercreditor Agreement dated October 17, 2000, between First Union National Bank and Applied Bioscience International, Inc.
  10.161          --Sixth Amendment to Loan Agreement dated December 20, 2000, between Pharmaceutical Product Development, Inc. and Wachovia Bank N.A.
  10.162          --Severance Agreement dated January 1, 2001, between
                    Pharmaceutical Product Development, Inc. and various individuals.
  10.163          --Loan Agreement dated January 24, 2001, by and among
                    Spotlight Health, Inc., Pharmaceutical Product Development, Inc. and First Union National Bank.
  10.164          --First Amendment, dated January 28, 1998, to Lease Agreement dated July 9, 1997 between PPD Development, Inc. (formerly known as PPD Pharmaco, Inc.) and Weeks Realty, L.P.
  10.165          --Second Amendment, dated June 26, 1998, to Lease Agreement dated July 9, 1997 between PPD Development, Inc. (formerly known as PPD Pharmaco, Inc.) and Weeks Realty, L.P.
  10.166          --Third Amendment, dated February 18, 1999, to Lease Agreement dated July 9, 1997 between PPD Development, Inc. (formerly known as PPD Pharmaco, Inc.) and Weeks Realty, L.P.
  10.167          --First Amendment, dated February 28, 2000, to Lease Agreement dated December 16, 1998 between PPD Development, Inc. and Duke-Weeks Realty, L.P.
  10.168          --First Amendment, dated January 1, 2001, to Employment
                    Agreement dated December 17, 1999 between PPD Development, Inc. and Francis J. Casieri.
  21              --Subsidiaries of the Registrant.
  23.1            --Consent of PricewaterhouseCoopers LLP

*   Previously filed.
** Incorporated by reference to the Registrant's Registration Statement on Form S-1, as amended (File No. 33-98996).

           PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES
                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                  Page
                                                                  ----
Report of Independent Accountants                                  F-2

Consolidated Statements of Operations for the Years Ended
    December 31, 1998, 1999 and 2000                               F-3

Consolidated Balance Sheets as of December 31, 1999 and 2000       F-4

Consolidated Statements of Shareholders' Equity for the Years
    Ended December 31, 1998, 1999 and 2000                         F-5

Consolidated Statements of Cash Flows for the Years Ended
    December 31, 1998, 1999 and 2000                               F-6

Notes to Consolidated Financial Statements                         F-7

                       REPORT OF INDEPENDENT ACCOUNTANTS


The Board of Directors and Shareholders
Pharmaceutical Product Development, Inc. and its Subsidiaries



     In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of shareholders' equity and of cash flows present fairly, in all material respects, the financial position of Pharmaceutical Product Development, Inc. and its subsidiaries at December 31, 1999 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


     As discussed in Note 20, the 1998 consolidated financial statements have been restated to reflect the March 1999 acquisition of PPD Medical Communications.



/s/ PRICEWATERHOUSECOOPERS LLP



Raleigh, North Carolina
January 29, 2001

           PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
             FOR THE YEARS ENDED DECEMBER 31, 1998, 1999, AND 2000
                     (in thousands, except per share data)




                                                                                        1998            1999             2000
                                                                                     -----------      ----------      ----------
                                                                                     As restated
Development revenues, net of subcontractor costs of $91,432, $120,666
  and $120,455, respectively                                                         $   245,527      $  299,769      $  330,516
Discovery sciences revenues, net of subcontractor costs of $48, $57
  and $145, respectively                                                                     927           2,761          14,802
                                                                                     -----------      ----------      ----------
     Net revenue                                                                         246,454         302,530         345,318
                                                                                     -----------      ----------      ----------

Direct costs - Development                                                               123,562         147,439         167,317
Direct costs - Discovery sciences                                                          3,623           7,719           7,390
Selling, general and administrative expenses                                              80,893          95,604         109,831
Depreciation and amortization                                                             12,753          14,842          17,233
Merger costs                                                                                   -             218               -
Acquired in-process research and development costs                                         3,163               -               -
                                                                                     -----------      ----------      ----------
                                                                                         223,994         265,822         301,771
                                                                                     -----------      ----------      ----------
     Operating income                                                                     22,460          36,708          43,547

Interest:
  Income                                                                                   1,617           3,555           5,808
  Expense                                                                                   (421)           (400)           (505)
                                                                                     -----------      ----------      ----------
  Interest income, net                                                                     1,196           3,155           5,303
Gain on sale of PPGx                                                                           -               -             498
Other income, net                                                                          2,392           1,182           1,483

     Income from continuing operations before
       provision for income taxes                                                         26,048          41,045          50,831
     Provision for income taxes                                                            9,448          12,154          18,521
                                                                                     -----------      ----------      ----------
     Income from continuing operations                                                    16,600          28,891          32,310
Income (loss) from operations of discontinued environmental sciences
  segment, net of income taxes of $3,012, $(251) and $0, respectively                      4,614            (395)              -
                                                                                     -----------      ----------      ----------
Net income                                                                           $    21,214      $   28,496      $   32,310
                                                                                     ===========      ==========      ==========

Income from continuing operations per share:
     Basic                                                                           $      0.69      $     1.18      $     1.29
                                                                                     ===========      ==========      ==========
     Diluted                                                                         $      0.69      $     1.16      $     1.28
                                                                                     ===========      ==========      ==========

Income (loss) from discontinued operations per share:
     Basic                                                                           $      0.19      $    (0.02)     $        -
                                                                                     ===========      ==========      ==========
     Diluted                                                                         $      0.19      $    (0.02)     $        -
                                                                                     ===========      ==========      ==========

Net income per share:
     Basic                                                                           $      0.88      $     1.16      $     1.29
                                                                                     ===========      ==========      ==========
     Diluted                                                                         $      0.88      $     1.15      $     1.28
                                                                                     ===========      ==========      ==========

Weighted average number of common shares outstanding:
     Basic                                                                                23,991          24,566          24,965
     Dilutive effect of stock options                                                        169             287             212
                                                                                     -----------      ----------      ----------
     Diluted                                                                              24,160          24,853          25,177
                                                                                     ===========      ==========      ==========

  The accompanying notes are an integral part of these consolidated financial statements.

           PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                       AS OF DECEMBER 31, 1999 AND 2000
                       (in thousands, except share data)


                                    Assets

                                                                                        1999           2000
                                                                                     ----------     ----------
Current assets
  Cash and cash equivalents                                                           $  61,251         $   76,411
  Accounts receivable and unbilled services, net                                        114,753            118,400
  Investigator advances                                                                   2,069              4,104
  Prepaid expenses and other current assets                                              16,302             12,185
  Current maturities of note receivable                                                     500                500
  Deferred tax asset                                                                      4,012              2,133
                                                                                      ---------         ----------
     Total current assets                                                               198,887            213,733

Property and equipment, net                                                              52,282             60,240
Goodwill, net                                                                             9,437              9,034
Notes receivable, long-term portion                                                      19,500             19,000
Investments                                                                               5,686             38,755
Other assets                                                                              2,911              4,153
                                                                                      ---------         ----------
     Total assets                                                                     $ 288,703         $  344,915
                                                                                      =========         ==========

                      Liabilities aNd Shareholders' Equity

Current liabilities
  Accounts payable                                                                    $  10,103         $    8,772
  Payables to investigators                                                               5,916              5,538
  Other accrued expenses                                                                 27,471             38,248
  Unearned income                                                                        50,213             53,385
  Accrued income taxes                                                                        -                273
  Current maturities of long-term debt and capital lease obligations                        211                614
                                                                                      ---------         ----------
     Total current liabilities                                                           93,914            106,830

Long-term debt and capital lease obligations, less current maturities                       359              1,353
Deferred rent and other                                                                   1,966              2,789
                                                                                      ---------         ----------
     Total liabilities                                                                   96,239            110,972

Commitments and contingencies (Notes 11 and 15)

Shareholders' equity
  Common stock, $0.10 par value, 95,000,000 shares authorized;
     24,628,870 and 25,334,763 shares issued and outstanding,
     respectively                                                                         2,463              2,533
  Paid-in capital                                                                       134,029            145,508
  Retained earnings                                                                      58,697             91,007
  Accumulated other comprehensive loss                                                   (2,725)            (5,105)
                                                                                      ---------         ----------
     Total shareholders' equity                                                         192,464            233,943
                                                                                      ---------         ----------
     Total liabilities and shareholders' equity                                       $ 288,703         $  344,915
                                                                                      =========         ==========


  The accompanying notes are an integral part of these consolidated financial statements.

           PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
             FOR THE YEARS ENDED DECEMBER 31, 1998, 1999, AND 2000
                                (in thousands)






                                                                                                           Accumulated
                                                                                           Comprehensive      Other
                                                  Common Shares        Paid-in   Retained     Income       Comprehensive
                                               Shares    Par Value     Capital   Earnings     (Loss)       Income (Loss)  Total
                                               ------------------------------------------------------------------------------------
Balance December 31, 1997 (as restated)        23,683     $ 2,368     $ 117,639   $ 9,807                   $  (482)      $ 129,332
Net income                                                                         21,214      $ 21,214                      21,214
Other comprehensive income (loss):
  Reclassification adjustment for net gain
   included in net income                                                                          (167)                       (167)
  Translation adjustments                                                                            78                          78
                                                                                               --------
  Other comprehensive loss                                                                          (89)        (89)
                                                                                               --------
Comprehensive income                                                                            $21,125
                                                                                               ========
Compensation expense related to
 issuance of stock options                                                  198                                                 198
Issuance of common shares for exercise
 of stock options and employee stock
 purchase plan                                    626          63         7,822                                               7,885
Income tax benefit from exercise of
  stock options                                                           1,049                                               1,049
Dividends paid to ATP shareholders                                                   (868)                                     (868)
Repayment from shareholders                                                            48                                        48
                                              -------------------------------------------                   -----------------------
Balance December 31, 1998 (As Restated)        24,309       2,431       126,708    30,201                      (571)        158,769
Net income                                                                         28,496       $28,496                      28,496
Other comprehensive income (loss):
  Translation adjustments                                                                        (2,154)     (2,154)         (2,154)
                                                                                                -------
Comprehensive income                                                                            $26,342
                                                                                                =======
Issuance of common shares for exercise
 of stock options and employee stock
 purchase plan                                    320          32         6,168                                               6,200
Income tax benefit from exercise of
 stock options                                                            1,153                                               1,153
                                               ------------------------------------------                   -----------------------
Balance December 31, 1999                      24,629       2,463       134,029    58,697                    (2,725)        192,464
Net income                                                                         32,310       $32,310                      32,310
Other comprehensive income (loss):
  Translation adjustments                                                                        (2,380)     (2,380)         (2,380)
                                                                                                -------
Comprehensive income                                                                            $29,930
                                                                                                =======
Issuance of common shares for exercise
 of stock options and employee stock
 purchase plan                                    706          70         9,098                                               9,168
Income tax benefit from exercise of
 stock options                                                            2,381                                               2,381
                                               ------------------------------------------                   -----------------------
Balance December 31, 2000                      25,335      $2,533      $145,508   $91,007                   $(5,105)       $233,943
                                              =======      ======      ========   =======                   =======        ========

  The accompanying notes are an integral part of these consolidated financial statements.

           PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE YEARS ENDED DECEMBER 31, 1998, 1999 AND 2000
                                (in thousands)

                                                                     1998       1999       2000
                                                                   --------   --------   --------
                                                                 As restated
Cash flows from operating activities:
 Net income                                                        $ 21,214   $ 28,496   $ 32,310
 Adjustments to reconcile net income to net cash provided by operating activities:
   Depreciation and amortization                                     14,647     15,040     17,233
   Provision for doubtful accounts                                    1,031        409      1,060
   Acquired in-process research and development                       3,163          -          -
   Gain on sale of business                                          (1,071)         -       (498)
   Deferred income taxes                                              1,409        294      1,879
   Loss on disposition of property and equipment, net                    55          -         34
   Gain on sale of investments                                         (174)         -          -
   Change in operating assets and liabilities:
     Accounts receivable and unbilled services, net                 (30,079)    (6,420)    (4,708)
     Prepaid expenses and investigator advances                        (394)    (1,987)    (2,519)
     Current income taxes                                            (2,088)    (4,114)     6,190
     Other assets                                                     1,452     (3,962)      (761)
     Accounts payable and other accrued expenses                      7,952      6,428      8,927
     Payable to investigators                                         1,066        712       (379)
     Unearned income                                                  7,199     15,704      3,172
                                                                   --------   --------   --------
         Net cash provided by operating activities                   25,382     50,600     61,940
                                                                   --------   --------   --------
Cash flows from investing activities:
   Purchases of property and equipment                              (22,434)   (23,233)   (21,515)
   Net cash received from sale of businesses                          5,285      3,421          -
   Net cash paid for acquisition of in-process
     research and development costs                                  (3,163)         -          -
   Proceeds from sale of property and equipment                           5         31        225
   Proceeds from sale of marketable securities                        8,000          -          -
   Cash received from repayment of note receivable                        -        500        500
   Purchases of investments                                               -     (3,500)   (30,755)
   Net cash paid for acquisitions                                    (1,829)         -     (1,500)
                                                                   --------   --------   --------
         Net cash used in investing activities                      (14,136)   (22,781)   (53,045)
                                                                   --------   --------   --------
Cash flows from financing activities:
   Proceeds from long-term debt                                       1,848        982          -
   Principal repayments on long-term debt                            (1,483)    (6,406)       (94)
   Cash dividends paid                                                 (868)         -          -
   Repayment of capital leases obligation                                 -        (11)      (429)
   Repayment from shareholders                                           48          -          -
   Proceeds from exercise of stock options and employee
     stock purchase plan                                              7,885      6,200      9,168
                                                                   --------   --------   --------
         Net cash provided by financing activities                    7,430        765      8,645
                                                                   --------   --------   --------
Effect of exchange rate changes on cash and cash equivalents             78     (2,154)    (2,380)
                                                                   --------   --------   --------
Net increase in cash and cash equivalents                            18,754     26,430     15,160
Cash and cash equivalents, beginning of the year                     16,067     34,821     61,251
                                                                   --------   --------   --------
Cash and cash equivalents, end of the year                         $ 34,821   $ 61,251   $ 76,411
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

           PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (in thousands, except per share data)

1.   Summary of Operations and Significant Accounting Policies:

Nature of Business

     Pharmaceutical Product Development, Inc. and its subsidiaries (collectively the "Company") provide a broad range of research and development and consulting services in the development and discovery sciences segments. In the development segment, the Company provides worldwide clinical research and development of pharmaceutical products and medical devices, biostatistical analysis and analytical laboratory services. The discovery sciences services include target identification and validation, compound creation, screening and compound selection. The Company provides services under contract to clients in the pharmaceutical, general chemical, agrochemical, biotechnology and other industries. In addition, the Company performs discovery research on certain compounds for which the Company holds a license. The Company markets its development services primarily in the United States and Europe. The Company's discovery revenues have all been generated in the United States to date.

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

Merger Costs and Special Charges

     The Company recorded merger costs of $218 in connection with the acquisition of ATP, Inc. (PPD Medical Communications) in 1999 (see Note 2). This acquisition was accounted for using the pooling of interests method of accounting. This cost was primarily transaction expenses related to this pooling transaction.

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

     In December 1999, the SEC issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements," ("SAB 101"), which provides guidance on the recognition, presentation and disclosures of revenue in financial statements filed with the SEC. SAB 101, as amended by SAB 101A and SAB 101B, outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosures related to revenue recognition policies. SAB 101 has been adopted in the Company's fourth quarter of fiscal year 2000. The adoption of SAB 101 did not have a significant impact on the Company's revenue recognition policies.

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

     In December 1998, the AICPA issued Statement of Position No. 98-9, "Modification of SOP No. 97-2, Software Revenue Recognition, with Respect to Certain Transactions" ("SOP No. 98-9"). SOP No. 98-9 amends SOP No. 97-2 to require recognition of revenue using the "residual method" in circumstances outlined in SOP No. 98-9. Under the residual method, revenue is recognized as follows: (1) the total fair value of undelivered elements, as indicated by vendor-specific objective evidence, is deferred and subsequently recognized in accordance with the relevant sections of SOP No. 97-2 and (2) the difference between the total arrangement fee and the amount deferred for the undelivered elements is recognized as revenue related to the delivered elements. SOP No. 98-9 is effective for transactions entered into in fiscal years beginning after March 15, 1999. The adoption did not have a material impact on the Company's financial position or statement of operations.

     Revenue from sale of software licenses totaled $100, $313 and $166 during the years ended December 31, 1998, 1999 and 2000, respectively. Revenue from software licenses is recognized when there is evidence of an arrangement, the product has been delivered, fees are fixed and determinable and collection of the related receivable is probable. Support and maintenance revenue totaled $29, $90 and $137 during the years ended December 31, 1998, 1999 and 2000, respectively. Support and maintenance revenue is deferred and recognized ratably over the service period. Royalty revenue totaled $889, $1,821 and $1,114 during the years ended December 31, 1998, 1999 and 2000, respectively. Royalty revenue is comprised of royalties received from the sale of software licenses and product maintenance by distributors of the Company's products. Royalty revenue is recognized when the Company is notified by the distributor of the royalty and the amount is fixed and determinable.

     Discovery sciences revenues also include revenue from sales of technology license fees. Nonrefundable license fees received at the initiation of license agreements for which the Company has an ongoing research and development commitment are deferred and recognized ratably over the period of the related research and development. Nonrefundable license fees received from license agreements for which the Company is not obligated to perform future research and development services are recognized upon delivery of the technology.

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

     Supplemental cash flow information consists of the following:

                                               Years Ended December 31,
                                            -----------------------------
                                              1998       1999       2000
                                            -------    -------    -------
                                          As restated
Cash paid for interest                      $   427    $   319    $   565
                                            =======    =======    =======
Cash paid for income taxes, net             $12,628    $15,972    $11,252
                                            =======    =======    =======
Assets acquired under capital leases        $     -    $   349    $ 2,006
                                            =======    =======    =======
Investment acquired for PPGx stock          $     -    $     -    $17,005
                                            =======    =======    =======

Financial Instruments

     In the fourth quarter of 1999, the Company entered into a short sale and repurchase of U.S. Treasury bonds with a face value of $520,000. This transaction had a maturity date of May 15, 2000. The Company is required to record these financial instruments at their net fair value on each reporting date, with any changes in the fair value recorded as either interest income or interest expense. Net interest expense of $100 and $349 has been recognized related to this transaction at December 31, 1999 and 2000, respectively. The Company was required to make a margin deposit of $2,600 related to this transaction.

Investigator Payments

     Billings and payments to investigators are based on predetermined contractual agreements that may differ from the accrual of the related expense. Investigator expenses are recognized based upon the status of the work completed as a percentage of the total procedures required under the contract or based on patient enrollment over the term of the contract. Payments made in excess of the accrued expenses are classified as investigator advances, and accrued expenses in excess of amounts paid are classified as payables to investigators in the consolidated balance sheets. Contracted physician costs are considered a pass-through expense and are recorded as a reduction to revenues in the consolidated statements of operations.

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

Goodwill

     The excess of the purchase price of the businesses acquired over the fair value of net tangible assets and identifiable intangibles and acquired in-process research and development costs at the date of the acquisitions has been assigned to goodwill. Goodwill is being amortized over periods of 10 to 25 years. Goodwill is presented net of accumulated amortization at December 31, 1999 and 2000 of $5,064 and $5,573, respectively. The amortization charges for each of the three years ended December 31, 1998, 1999 and 2000 were $1,235, $1,005 and $925, respectively.

Investments

     Investments consist of equity investments in private entities for which fair values are not readily determinable. These investments are carried at cost and are subject to write-down for impairment whenever events or changes in circumstances indicate that the carrying amount of these investments may not be recoverable.

Other Assets

     Other assets are comprised of other intangible assets and a net long-term deferred tax asset. Other intangible assets are being amortized over periods of three to ten years. See Note 9.

Realizability of Carrying Value of Long-lived Assets

     The Company is required to review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, in accordance with the provisions of Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". Accordingly, when indicators of impairment are present, the Company evaluates the carrying value of property, plant and equipment and intangibles, including goodwill, in relation to the operating performance and estimates of future undiscounted cash flows of the underlying business and recognizes an impairment, if necessary, to state property, plant and equipment and intangibles at their fair value. No such impairment was necessary during any of the three years ended December 31, 1998, 1999 and 2000.

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

Advertising Costs

     Advertising costs are charged to operations as incurred. Advertising costs were approximately $1,622, $1,206 and $2,048 for the years ended December 31, 1998, 1999 and 2000, respectively.

Research and Development Costs

     Research and development costs are charged to operations as incurred. Research and development costs were approximately $2,738, $2,638 and $2,791 for the years ended December 31, 1998, 1999 and 2000, respectively.

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

     The Company's clients are primarily pharmaceutical and biotechnology companies. One customer accounted for 10.7% of consolidated net revenue in 2000. These revenues were derived from the Company's development segment. No single client accounted for more than 10% of the Company's net revenue in 1998 or 1999. Concentrations of credit risk with respect to accounts receivable are limited due to the large number of clients comprising the Company's client base. Ongoing credit evaluations of clients' financial condition are performed and, generally, no collateral is required. The Company maintains reserves for potential credit losses and such losses, in the aggregate, have not exceeded management's estimates.

     The Company's cash equivalents consist principally of commercial paper. Certain bank deposits may at times be in excess of the FDIC insurance limit. Based on the nature of the financial instruments and/or historical realization of these financial instruments, management believes they bear minimal risk.

Translation of Foreign Financial Statements

     Assets and liabilities of foreign operations, where the functional currency is the local currency, are translated into U.S. dollars at the rate of exchange at each reporting date. Income and expenses are translated at the average rates of exchange prevailing during the month in which a transaction occurs. Gains or losses from translating foreign currency financial statements are recorded in other comprehensive income. The cumulative translation adjustment included in other comprehensive income for the years ended December 31, 1998, 1999 and 2000 totaled $78, $(2,154) and $(2,380), respectively. Foreign currency transaction gains and losses are included in other income.

     Funds generated by each subsidiary of the Company are generally reinvested in the country where they are earned.

           PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (in thousands, except per share data)

1.   Summary of Operations and Significant Accounting Policies (Continued):

Earnings Per Share

     The computation of basic income per share information is based on the weighted average number of common shares outstanding during the year. The computation of diluted income per share information is based on the weighted average number of common shares outstanding during the year plus the effects of any dilutive common stock equivalents.

Stock-Based Compensation

     The Company accounts for stock-based compensation based on the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25"), which states that no compensation expense is recorded for stock options or other stock-based awards to employees that are granted with an exercise price equal to or above the estimated fair value per share of the Company's common stock on the grant date. In the event that stock options are granted with an exercise price below the estimated fair value of the Company's common stock at the grant date, the difference between the fair value of the Company's common stock and the exercise price of the stock option is recorded as deferred compensation. Deferred compensation is amortized to compensation expense over the vesting period of the stock option. The Company has adopted the disclosure requirements of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), which requires compensation expense to be disclosed based on the fair value of the options granted at the date of the grant. See Note 12.

     In March 2000, the Financial Accounting Standards Board issued Interpretation No. 44, ("FIN 44"), "Accounting for Certain Transactions Involving Stock Compensation - an Interpretation of APB 25." This Interpretation clarifies (a) the definition of employee for purposes of applying Opinion 25,
(b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN 44 was effective July 1, 2000. The adoption did not have a material impact on the Company's results of operations.

Comprehensive Income

     Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130") requires the Company to display an amount representing comprehensive income for the year in a financial statement which is displayed with the same prominence as other financial statements. The Company has elected to present this information in the Statements of Shareholders' Equity.

Derivative Investments

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Investments and Hedging Activities," (SFAS No. 133"). SFAS No. 133 establishes accounting and reporting standards for derivatives and hedging activities and supercedes several existing standards. SFAS No. 133, as amended by SFAS No. 137 and SFAS No. 138, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The Company has performed an assessment and does not expect that the adoption of SFAS No. 133 in fiscal 2001 will have a material impact on the consolidated financial statements.

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

Reclassifications

     Certain prior year amounts have been reclassified to conform to the 2000 presentation.

           PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (in thousands, except per share data)


2.   Acquisitions:

Poolings

     In March 1999, the Company acquired PPD Medical Communications (formerly ATP, Inc.), a health information services company. PPD Medical Communications provides customized inbound and outbound telecommunications programs targeting consumers and health care providers. The Company acquired all of the outstanding stock of ATP, Inc. in exchange for issuance of approximately 876 shares of the Company's common stock. Outstanding ATP, Inc. options were exchanged for options to acquire approximately 216 shares of the Company's common stock. This acquisition was accounted for using the pooling of interests method. Accordingly, the Company's financial statements include the results of PPD Medical Communications for all periods presented (see Note 20). In 1998, PPD Medical Communications paid their shareholders a cash dividend totaling $868. If PPD Medical Communications had become part of the Company prior to 1999, the Company would have recorded an additional $555 in income tax expense on a pro forma basis related to PPD Medical Communications in 1998 (since PPD Medical Communications was an S-Corp prior to the acquisition by PPD), resulting in pro forma net income of $20,659.

     The following information presents certain income statement data of the separate companies for the periods preceding the acquisition:


                                         1998
                                       --------
     Net revenue:
         PPD                           $235,553
         PPD Medical Communications      10,901
                                       --------
         Total                         $246,454
                                       ========
     Net income:
         PPD                           $ 19,769
         PPD Medical Communications       1,445
                                       --------
         Total                         $ 21,214
                                       ========

     There were no material transactions between PPD and PPD Medical Communications prior to the acquisition. The effects of conforming PPD Medical Communications' accounting policies to those of PPD were not material.

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

3.   Sale of Business:

     In February 1998, the Company, through its subsidiary Clinix International Inc., sold substantially all of the assets of the Chicago Center for Clinical Research ("CCCR"). The consideration received by the Company for CCCR totaled approximately $7,785, which was comprised of $5,285 in cash and a promissory note of $2,500 payable over five years. The sale resulted in a gain of approximately $1,071 that was recognized as other income during the first quarter of 1998. As part of the sales agreement, the Company continued to provide CCCR with certain clinical and administrative services for an agreed-upon amount through the first quarter of 1999.

           PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (in thousands, except per share data)


4.   Discontinued Operations:

     Effective January 31, 1999, the Company sold its environmental sciences segment to Environ Holdings, Inc., a new company formed by the management of the environmental sciences segment, for total consideration of approximately $26,244 in a management buyout. The Company received cash of $1,244, a four-year note
for $7,000 and a 12-year note for $18,000 (see Note 7).   The sale resulted in
no gain or loss because the sales price was equal to the book value of the net assets sold at the date of the sale. In the first quarter of 1999, the Company received full pre-payment of the four-year note.

     The operating results of the environmental sciences segment for the years ended December 31, 1998 and 1999 were as follows:

                                                Years Ended December 31,
                                                ------------------------
                                                    1998         1999
                                                -----------   ----------
               Net revenues                     $    50,056   $    3,866
               Income (loss) from operations          7,627         (629)
               Net (loss) income                      4,614         (395)



5.   Accounts Receivable and Unbilled Services:
     Accounts receivable and unbilled services consisted of the following:

                                                                                       December 31,
                                                                                 --------------------
                                                                                   1999        2000
                                                                                 --------    --------
     Trade:
           Billed                                                                $ 70,005    $ 81,584
           Unbilled                                                                45,814      38,770
           Reserve for doubtful accounts                                           (1,066)     (1,954)
                                                                                 --------    --------
                                                                                 $114,753    $118,400
                                                                                 ========    ========

     Change in reserve for doubtful accounts consisted of the following:

                                                                                     Years Ended December 31,
                                                                                --------------------------------
                                                                                   1998        1999        2000
                                                                                ---------    --------    -------
                                                                                As restated
           Balance at beginning of year                                          $  1,527    $  2,042     $1,066
           Additions charged to costs and expenses                                  1,031         409      1,060
           Deductions                                                                (516)       (516)      (172)
           Sale of environmental sciences segment                                       -        (869)         -
                                                                                 --------    --------     ------
           Balance at end of year                                                $  2,042    $  1,066     $1,954
                                                                                 ========    ========     ======

           PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (in thousands, except per share data)

6.   Property and Equipment:
     Property and equipment, stated at cost, consisted of the following:

                                                            December 31,
                                                       -------------------
                                                         1999       2000
                                                       --------   --------

     Land                                              $  1,159   $  1,257
     Buildings and leasehold improvements                15,000     18,748
     Construction in progress and asset deposits          2,216      2,661
     Furniture and equipment                             48,765     57,495
     Computer equipment and software                     43,325     46,990
                                                       --------   --------
                                                        110,465    127,151
     Less accumulated depreciation and amortization     (58,183)   (66,911)
                                                       --------   --------
                                                       $ 52,282   $ 60,240
                                                       ========   ========


     The annual depreciation and amortization charges on property and equipment for each of the three years ended December 31, 1998, 1999 and 2000 were $13,073, $13,936 and $16,291, respectively.

     The Company had property and equipment under capital leases at December 31, 1999 and 2000 of $374 and $1,915, respectively.

7.   Notes Receivable:

     Notes receivable consisted of the following:                                 December 31,
                                                                              -----------------
                                                                                1999      2000
                                                                              -------   -------
     Note receivable from sale of CCCR                                        $ 2,000   $ 1,500
     Note receivable from sale of environmental sciences segment               18,000    18,000
                                                                              -------   -------
                                                                               20,000    19,500
     Less current maturities                                                     (500)     (500)
                                                                              -------   -------
                                                                              $19,500   $19,000
                                                                              =======   =======

     The note receivable related to the sale of CCCR (see Note 3) bears interest at a rate of 10% and will be received over a five-year period, which began on February 27, 1998, in equal annual payments.

     The note receivable related to the sale of the Company's environmental sciences segment (see Note 4) will be received over twelve years. The first four years are interest-only payments with the first payment received on December 31, 1999. Principal payments commence on December 31, 2003. The note bears interest at a rate of 8%.

           PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     (in thousands, except per share data)

8.   Investments:
     Investments consisted of the following:
                                                                December 31,
                                                            ----------------
                                                             1999      2000
                                                            ------   -------
     Investment in DNA Sciences, Inc.                       $    -   $32,005
     Investment in PPGx                                      4,186         -
     Investment in Spotlight Health                              -     5,000
     Investment in DAS                                       1,500     1,500
     Investment in CancerConsultants.com, Inc.                   -       250
                                                            ------   -------
                                                            $5,686   $38,755
                                                            ======   =======

     In February 1999, the Company invested in PPGx, an entity formed together with Axys Pharmaceuticals, Inc. ("Axys") to pursue the business of pharmacogenomics. The Company contributed $1,500, the net assets of Intek, and assigned the rights to a certain software license from Axys for an 18.2% ownership interest in PPGx. In December 2000, the Company exercised its option to increase its ownership to 50% for $5,900 and subsequently sold its investment in PPGx to DNA Sciences, Inc. for 1,479 shares of DNA Sciences, Inc. Series D preferred stock. As a result of this transaction, the Company recognized a gain from the sale of PPGx of $498. In conjunction with this transaction, the Company repaid a $4,560 loan on PPGx's behalf and forgave a note receivable from PPGx in the amount of $1,065. In December 2000, the Company purchased 1,478 shares of DNA Sciences, Inc. Series C preferred stock for $15,000. At December 31, 2000, the Company owned 1,478 shares of DNA Sciences, Inc. Series C preferred stock and 1,479 shares of DNA Sciences, Inc. Series D preferred stock representing an 11.2% ownership.

     In April 2000, the Company purchased 1,000 shares of Spotlight Health Series C convertible preferred stock, which represent approximately 8.4% ownership of Spotlight Health as of December 31, 2000.

     The Company owns 600 shares of Digital Arts and Sciences ("DAS") Series D preferred stock, which represent approximately 6.8% ownership of DAS as of December 31, 1999 and 2000.

     In December 2000, the Company purchased 333 shares and warrants to purchase 167 shares of CancerConsultants.com, Inc. common stock at an exercise price of $1.25, which represented approximately 2.8% ownership as of December 31, 2000. The Company's investment in CancerConsultants.com, Inc. is being accounted for using the cost method.

9.   Other Assets:
     Other assets consisted of the following:
                                                                 December 31,
                                                            --------------------
                                                             1999          2000
                                                            ------        ------
     Long-term deferred tax asset                           $1,280        $2,404
     Intangible and other assets, net of accumulated
       amortization of $1,106 and $1,054, respectively       1,631         1,749
                                                            ------        ------
                                                            $2,911        $4,153
                                                            ======        ======

     The annual amortization charges on intangible assets for each of the three years ended December 31, 1998, 1999 and 2000 were $89, $153 and $17, respectively.

           PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     (in thousands, except per share data)

10.  Other Accrued Expenses:
     Other accrued expenses consisted of the following:

                                                                 DECEMBER 31,
                                                           ---------------------
                                                             1999          2000
                                                           -------       -------
     Accrued salaries, wages, benefits and related costs   $21,599       $28,307
     Other                                                   5,872         9,941
                                                           -------       -------
                                                           $27,471       $38,248
                                                           =======       =======

11.  Long-term Debt And Lease Obligations:
     Long-term debt consisted of the following:
                                                                 DECEMBER 31,
                                                           --------------------
                                                             1999         2000
                                                           -------      -------
     Equipment leases at interest rates up to 7.0%         $   374      $ 1,915
     Various notes at interest rates up to 7.5%                196           52
                                                           -------      -------
                                                               570        1,967
     Less current maturities                                  (211)        (614)
                                                           -------      -------
                                                           $   359      $ 1,353
                                                           =======      =======


     In June 2000, the Company renegotiated a $50,000 revolving credit facility with First Union National Bank. Indebtedness under the line is unsecured and subject to traditional covenants relating to financial ratios and tangible net worth. The unused portion of the loan is available to provide working capital and for general corporate purposes. As of December 31, 1999 and 2000, there was no amount outstanding under this credit facility. This credit facility expires in June 2001, at which time any outstanding balance is due.

     In August 2000, the Company renegotiated a credit facility for $50,000 with
Wachovia Bank, N.A.    Indebtedness under the line is unsecured and subject to
traditional covenants relating to financial ratios and tangible net worth. As of December 31, 1999 and 2000, there was no amount outstanding under this credit facility. This credit facility expires in August 2001, at which time any outstanding balance is due.

     For the years subsequent to December 31, 2000, payment obligations and interest payments on capital leases and a note payable are as follows:

                                      2001           $    861
                                      2002                797
                                      2003                467
                                                     --------
                                                        2,125
Less amounts representing interest                       (158)
                                                     --------
Net present value and a note payable                 $  1,967
                                                     ========

           PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     (in thousands, except per share data)


11.  Long-Term Debt and Lease Obligations (Continued):

     Operating Leases

     The Company is obligated under noncancellable leases expiring at various dates through 2015 relating to its operating facilities and certain equipment. Rental expense for all operating leases, net of sublease income, was $13,646, $13,625 and $17,832 for the years ended December 31, 1998, 1999 and 2000, respectively.

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


     Future minimum payments for all operating lease obligations for years subsequent to December 31, 2000 are as follows:

                         2001                  $ 18,867
                         2002                    17,457
                         2003                    16,530
                         2004                    15,936
                         2005                    15,049
                         2006 and thereafter     52,025
                                               --------
                                               $135,864
                                               ========

12.  Stock Plans:

Stock Incentive Program

     The Company has two stock option plans (the "Plans") under which the Company may grant options to its employees and directors for up to 3,600 shares of common stock. Under the Plans, the exercise price of each option granted must equal the market price of the Company's stock on the date of grant and an option's maximum exercise term is 10 years. Options are granted upon approval of the Board of Directors and vest over various periods, as determined by the Board of Directors at the date of the grant. The majority of the Company's options vest over a period of three years. PPD Medical Communications had an incentive option plan for the grant of options to employees. These options generally vested over four years and had maximum exercise terms of 10 years. During the year ended December 31, 1998, PPD Medical Communications recorded $198 of stock-based compensation expense. PPD Medical Communications options were exchanged for options to purchase approximately 216 shares of the Company's common stock.

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

                                        1998                1999                 2000
                                -------------------  -------------------  -------------------
                                     As Restated
                                   As                   As                   As
                                Reported  Pro Forma  Reported  Pro Forma  Reported  Pro Forma
                                --------  ---------  --------  ---------  --------  ---------
Net income                      $ 21,214  $  17,128  $ 28,496  $  25,232  $ 32,310  $  28,934
Basic net income per share      $   0.88  $    0.71  $   1.16  $    1.03  $   1.29  $    1.16
Diluted net income per share    $   0.88  $    0.71  $   1.15  $    1.02  $   1.28  $    1.15

     For the purposes of the pro forma presentation above, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 1998, 1999 and 2000: expected volatility of 60.3%, 81.1% and 68.1%, respectively; risk-free interest of 5.75%, 6.19% and 4.99%, respectively; and expected lives of five years. The resulting estimated weighted average fair value of options granted during 1998, 1999 and 2000 was $12.58, $13.71 and $15.78 per share, respectively. With the exception of the PPD Medical Communications' options, all options granted during the years ended December 31, 1998, 1999 and 2000 were granted with an exercise price equal to the fair value of the Company's common stock at the grant date. The estimated pro forma amounts above include the compensation cost for the Company's Employee Stock Purchase Plan based on the fair value of the contributions under this plan consistent with the method of SFAS No. 123.

     A summary of the status of the Plans at December 31, 1998, 1999 and 2000, and changes during the years, is presented below and includes common stock options of the Company and PPD Medical Communications:

                                                    1998                          1999                     2000
                                         ---------------------------    -----------------------   -----------------------
                                                As Restated
                                                         Weighted                   Weighted                 Weighted
                                                          Average                    Average                  Average
                                         Shares       Exercise Price    Shares   Exercise Price   Shares   Exercise Price
                                         ------       --------------    ------   --------------   ------   --------------
Outstanding at beginning of year          1,653           $    19.89     1,790       $    19.56    1,607       $    18.69
Granted                                     618                16.59       378            14.22      411            25.92
Exercised                                  (398)               12.60      (221)           18.78     (478)           14.38
Forfeited                                   (83)               25.97      (340)           24.67     (139)           21.14
                                          -----                          -----                     -----
Outstanding at end of year                1,790           $    19.56     1,607       $    18.69    1,401       $    22.10
                                          =====           ==========     =====       ==========    =====       ==========
Options exercisable at end of year          970           $    19.29     1,008       $    18.40      750       $    20.87
                                          =====           ==========     =====       ==========    =====       ==========

           PHARMACEUTICAL PRODUCT DEVELOPMENT, INC.AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (in thousands, except per share date)


12.  Stock Plans (Continued):

     The following table summarizes information about the Plans' stock options at December 31, 2000:

                                                Options Outstanding                            Options Exercisable
                               -----------------------------------------------------       -----------------------------

                                 Number           Weighted Average       Weighted            Number          Weighted
            Range of           Outstanding           Remaining           Average           Exercisable       Average
         Exercise Prices       at 12/31/00        Contractual Life    Exercise Price       at 12/31/00    Exercise Price
         ---------------       -----------        ----------------    --------------       -----------    --------------
         $  0.00 - $ 5.39           16                8.0 years             $ 3.91              16            $ 3.91
         $  5.40 - $10.78           45                7.4 years             $ 7.89              30            $ 7.93
         $ 10.79 - $16.16          299                7.8 years             $12.82             168            $13.25
         $ 16.17 - $21.55          386                8.0 years             $19.74             158            $19.05
         $ 21.56 - $26.94          373                6.8 years             $25.32             294            $25.47
         $ 26.95 - $32.33           90                8.1 years             $28.44              53            $28.03
         $ 32.34 - $37.71          172                9.3 years             $35.93              22            $33.76
         $ 37.72 - $43.10           15                6.5 years             $40.00               9            $39.99
         $ 48.50 - $83.88            5               10.0 years             $50.39               0            $ 0.00
                                 -----                                                       -----
                                 1,401                                                         750
                                 =====                                                       =====

Savings Related Stock Option Plan

     The Company has a United Kingdom Savings Related Stock Option Plan under which options are granted to employees who elect to purchase shares of common stock at the end of a five- or seven-year period. Savings are accumulated through voluntary payroll deductions. The Company contributes a bonus to each participant's savings account equal to nine monthly contributions at the end of the five-year period and 18 monthly contributions at the end of the seven-year period. When the savings period ends, the employee may elect to purchase the shares using the savings balance, including the bonus; purchase some of the shares and receive the savings balance in cash; or receive the savings and bonus in cash. Currently, employees of the Company's United Kingdom subsidiary, Pharmaco International Ltd., participate in this plan.

Employee Stock Purchase Plan

     The Board of Directors has reserved 1,250 shares of the Company's common stock for issuance under the Employee Stock Purchase Plan (the "ESPP"). The ESPP has two six-month offering periods (each an "Offering Period") annually, beginning January 1 and July 1, respectively. The first Offering Period under the ESPP began July 1, 1997. Eligible employees can elect to make deductions from 1% to 15% of their compensation during each payroll period of an Offering Period. Special limitations apply to eligible employees who own 5% or more of the outstanding common stock of the Company. None of the contributions made by eligible employees to purchase the Company's common stock under the ESPP are tax deductible to the employees. At the end of an Offering Period, the total payroll deductions by an eligible employee for that Offering Period will be used to purchase common stock of the Company at a price equal to 85% of the lesser of
(a) the reported closing price of the Company's common stock for the first day of the Offering Period, or (b) the reported closing price of the common stock for the last day of the Offering Period. Only 150 shares will be available for purchase during each of the Offering Periods.

           PHARMACEUTICAL PRODUCT DEVELOPMENT, INC.AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (in thousands, except per share date)


12.  Stock Plans (Continued):

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

     At December 31, 2000, $1,228 had been contributed to the ESPP relating to unissued shares. Shares were not issued on December 31, 2000, since the market had to be closed before a purchase price could be determined. On January 5, 2001, 67 shares were issued. During 2000, $2,349 had been contributed to the ESPP and 228 shares were issued. The compensation costs for the ESPP as determined based on the fair value of the contributions under the ESPP, consistent with the method of SFAS No. 123, was $532, $466 and $497 and is reflected in the pro forma net income and basic and diluted net income per share for 1998, 1999 and 2000, respectively, as disclosed above.

13.  Income Taxes:

     The components of income (loss) before provision for income taxes were as follows:

                                                                                       Years Ended December 31,
                                                                                ----------------------------------------
                                                                                   1998           1999            2000
                                                                                -----------     ---------      ---------
                                                                                As restated
     Domestic                                                                    $  26,320      $  38,782      $  53,172
     Foreign                                                                          (272)         2,263         (2,341)
                                                                                 ---------      ---------      ---------
     Income (loss) from continuing operations                                       26,048         41,045         50,831

     Domestic                                                                        7,357           (683)             -
     Foreign                                                                           269             37              -
                                                                                 ---------      ---------      ---------
     Income from discontinued operations                                             7,626           (646)             -
                                                                                 ---------      ---------      ---------
          Total                                                                  $  33,674      $  40,399      $  50,831
                                                                                 =========      =========      =========

     The components of the provision for income taxes were as follows:

                                                                                        Years Ended December 31,
                                                                                 ---------------------------------------
                                                                                   1998            1999          2000
                                                                                 ---------      ---------      ---------
     State income taxes:
          Current                                                                $     942      $   1,620      $     708
          Deferred                                                                      99           (329)        (1,037)
     Federal income taxes:
          Current                                                                    9,607         10,113         15,721
          Deferred                                                                   1,549           (589)         1,397
     Foreign income taxes:
          Current                                                                      503          1,288          1,196
          Deferred                                                                    (240)          (200)           536
                                                                                 ---------      ---------      ---------
     Provision for income taxes                                                  $  12,460      $  11,903      $  18,521
                                                                                 =========      =========      =========

           PHARMACEUTICAL PRODUCT DEVELOPMENT, INC.AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (in thousands, except per share date)

13.  Income Taxes (Continued):

     The income tax provision is included in the financial statements as follows:

                                                   Years Ended December 31,
                                                 --------------------------
                                                  1998     1999      2000
                                                 -------  -------   -------
     Continuing operations                       $ 9,448  $12,154   $18,521
     Discontinued operations                       3,012     (251)        -
                                                 -------  -------   -------
        Total                                    $12,460  $11,903   $18,521
                                                 =======  =======   =======

     The 1998, 1999 and 2000 current foreign income tax expense represents the foreign income tax liabilities associated with the Company's foreign operations.

     The 1999 federal and state tax expense reflects the benefit related to the utilization of capital loss carryforwards to offset the capital gains derived from the Company's investment activities. Additionally, a tax planning strategy was implemented during the second quarter with the full benefit recognized in the financial statements.

     Taxes computed at the statutory U.S. federal income tax rate of 35% are reconciled to the provision for income taxes as follows:

                                                                          Years Ended December 31,
                                                                  ------------------------------------
                                                                     1998           1999         2000
                                                                   -------        -------      -------
                                                                  As restated
     Effective tax rate                                                38.7%         29.5%        36.4%
                                                                    =======       =======      =======

     United States federal statutory rate of 35%                    $11,786       $14,140      $17,791
     State taxes (net of federal benefit)                               677           839         (919)
     Utilization of capital loss carryforward                        (1,799)       (3,853)        (611)
     Tax gain in excess of book                                       1,319             -            -
     Foreign taxes in excess of U.S. rate                               423           591           69
     Allowance for limitation of utilization of foreign
      tax losses                                                        (38)          (91)         610
     Goodwill and other items not deductible for income
      tax purposes                                                      450           432          649
     Other                                                             (331)          261         (121)
     Deferred taxes set up for S to C conversion on
      acquisitions                                                        -          (211)           -
     Change in valuation allowance                                      (27)         (205)       1,053
                                                                    -------       -------      -------
     Provision for income taxes                                     $12,460       $11,903      $18,521
                                                                    =======       =======      =======

     During 1997, the Company began recording deferred taxes at a 35% federal rate due to expected levels of income in the future.

           PHARMACEUTICAL PRODUCT DEVELOPMENT, INC.AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (in thousands, except per share date)

13.  Income Taxes (Continued):

     Components of the net current deferred tax asset are as follows:

                                                                    December 31,
                                                            ---------------------------
                                                              1999              2000
                                                            -------           ---------
     Future benefit of foreign net operating losses         $ 2,732           $   3,249
     Allowance for doubtful accounts                            319                 650
     Accrued expenses                                         3,157               1,483
     Valuation allowance                                     (2,196)             (3,249)
                                                            -------           ---------
     Net current deferred tax asset                         $ 4,012           $   2,133
                                                            =======           =========

     Components of the net long-term deferred tax asset, which are included in other assets on the consolidated balance sheets, are as follows:

                                                                    December 31,
                                                              --------------------------
                                                               1999               2000
                                                              -------            -------
     Depreciation and amortization                             2,148          $   2,243
     Deferred rent                                                 -                244
     Other                                                      (868)               (83)
                                                               -----          ---------
     Net long-term deferred tax asset                          1,280          $   2,404
                                                               =====          =========

     A valuation allowance was recorded against the foreign net operating loss carryforwards because there is a significant uncertainty that the deferred tax assets will be realized.

     The cumulative amount of undistributed earnings of foreign subsidiaries for which the Company has not provided U.S. income taxes at December 31, 2000 was $2,490. No provision has been made for the additional taxes that would result from the distribution of earnings of foreign subsidiaries since such earnings have been permanently reinvested in the foreign operations.

14.  Employee Savings and Pension Plans:

Savings Plan

     The Company provides a 401(k) Retirement Savings Plan to its U.S. employees. The Company matches 50% of an employee's savings up to 6% of pay, and these contributions vest ratably over a four-year period. Company matching contributions for all employees for each of the three years ended December 31, 1998, 1999 and 2000 were $2,228, $2,562 and $2,977, respectively.

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

           PHARMACEUTICAL PRODUCT DEVELOPMENT,INC.AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     (in thousands,except per share data)


14.  Employee Savings and Pension Plans (Continued):

     Pension costs for the U.K. Plan included the following components:


                                                                                         Years Ended December 31,
                                                                                ------------------------------------
                                                                                  1998           1999          2000
                                                                                --------       --------      -------
     Service cost-benefits earned
       during the year                                                           $   662        $   740       $   848
     Interest cost on projected
       benefit obligation                                                            777            756           805
     Actual return on plan assets                                                   (984)        (1,006)          (72)
     Net amortization and deferral                                                   (13)           205          (711)
                                                                                --------       --------      --------
     Net periodic pension cost                                                   $   442        $   695       $   870
                                                                                ========       ========      ========

The change in benefit obligation, change in plan assets and funded status of the defined benefit plan were as follows:


                                                                                         Years Ended December 31,
                                                                                ------------------------------------
                                                                                  1998           1999          2000
                                                                                --------       --------      -------
     Change in benefit obligations
       Benefit of obligation at beginning of year                                $ 8,528        $11,545       $14,507
       Service cost                                                                  662            740           848
       Interest cost                                                                 777            756           805
       Net actuarial loss (gain)                                                   2,046          2,047           750
       Benefits paid                                                                (513)          (273)         (285)
       Foreign currency translation adjustment                                        45           (308)         (849)
                                                                                --------       --------      --------
       Benefit obligation at end of year                                         $11,545        $14,507       $15,776
                                                                                ========       ========      ========
     Change in plan assets
       Fair value of plan assets at beginning of year                            $10,931        $12,579       $16,250
       Actual asset return                                                         1,535          3,626            72
       Employer contributions                                                        430            457           582
       Plan participants' contributions                                              141            195           248
       Benefits and expenses paid                                                   (513)          (273)         (285)
       Foreign currency translation adjustment                                        55           (334)       (1,229)
                                                                                --------       --------      --------
       Fair value of plan assets at end of year                                  $12,579        $16,250       $15,638
                                                                                ========       ========      ========

     Net amount recognized
       Funded status                                                             $ 1,034        $ 1,743       $  (137)
       Unrecognized transition asset                                                 (85)           (69)          (52)
       Unrecognized net actuarial loss (gain)                                      1,085            265         1,899
                                                                                --------       --------      --------
       Prepaid pension cost                                                      $ 2,034        $ 1,939       $ 1,710
                                                                                ========       ========      ========

     Assumptions used to determine pension costs and projected benefit obligations were as follows:

                                                                                  1998           1999          2000
                                                                                --------       --------      --------
     Discount rate                                                                  7.5%          5.5%          6.0%
     Rate of compensation increase                                                  5.0%          3.0%          4.0%
     Long-term rate of return on plan assets                                        8.5%          8.0%          5.0%

           PHARMACEUTICAL PRODUCT DEVELOPMENT,INC.AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     (in thousands,except per share data)


14.  Savings and Pension Plans (Continued):

     Prior to January 31, 1999, the Company maintained the APBI Environmental Sciences Group, Inc. Pension Plan (the "ENVIRON Pension Plan"), a tax-qualified, defined-contribution money-purchase pension plan, for the benefit of its eligible ENVIRON employees. ENVIRON was required to make annual contributions to the ENVIRON Pension Plan in an amount equal to the sum of 3.75% of each eligible employee's total compensation, plus 3.75% of the portion of such employee's compensation in excess of the Social Security wage base. Participants vested in 20% of their account balances after two years of service and 20% per year until they were fully vested. The annual pension expense of the ENVIRON Pension Plan for the year ended December 31, 1998 was $697.

     All benefits under the ENVIRON Pension Plan became the responsibility of the purchaser of the environmental services segment on January 31, 1999.

15.  Commitments and Contingencies:

     The Company currently maintains liability insurance on a "claims made" basis for professional acts, errors and omissions. The policy has a self-insured retention per claim of $250. As of December 31, 1999 and 2000, there are no open claims related to this coverage above the self-insured retention. Effective January 1, 2001, the Company ceased its self-insured policy and began paying premiums on a health insurance policy with an outside carrier. Previously, the Company was self-insured for group health for employees located within the United States. The Company maintained insurance on a "claims made" basis, up to a maximum of $100 per occurrence. As of December 31, 1999 and 2000, the Company maintained a reserve of approximately $1,752 and $2,423, respectively, included in other accrued expenses on the consolidated balance sheets to cover estimated open claims and claims incurred but not reported.

     In the normal course of business, the Company is a party to various claims and legal proceedings. The Company records a reserve for these matters when an adverse outcome is probable and the amount of the potential liability is reasonably estimable. Although the ultimate outcome of these matters is currently not determinable, management of the Company, after consultation with legal counsel, does not believe that the resolution of these matters will have a material effect upon the Company's financial condition, results of operations or cash flows for an interim or annual period.

16.  Fair Value of Financial Instruments:

     The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

Accounts Receivable, Accounts Payable and Accrued Liabilities

     The carrying amount approximates fair value because of the short maturity of these items.

Notes Receivable

     The notes receivable from the sale of CCCR and ENVIRON are carried at their original value. The Company believes the carrying value approximated market value on December 31, 2000.

           PHARMACEUTICAL PRODUCT DEVELOPMENT,INC.AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     (in thousands,except per share data)


16.  Fair Value of Financial Instruments (Continued):

Investments

     The Company's investments in DNA Sciences, Spotlight Health, DAS and CancerConsultants.com are recorded at $32,005, $5,000, $1,500 and $250, respectively, at December 31, 2000. The Company's investments in these companies are accounted for using the cost method of accounting as these investments are not tradeable and the Company does not exert significant influence on the operations of these companies.

Derivative Financial Instrument

     The Company entered into a purchase and sale of a U.S. Treasury Bond with a face value of $520,000 during the fourth quarter of 1999 with the same financial institution. The Company has the legal right of offset with regard to the obligation to pay for the cost of the U.S. Treasury Bond and the investment in the U.S. Treasury Bond. The fair value of this net obligation of $(100) at December 31, 1999 was based on the quoted market price of these investments and is determined as follows:

     Fair Value of U.S. Treasury Bond    $537,958
     Fair Value of Purchase Obligation   (538,058)
                                          -------
                                         $   (100)
                                          =======

Long-Term Debt

     The fair value of the Company's long-term debt is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities. Fair value approximates the carrying amount as the Company's debt instruments bear interest based on variable rates.

Letters of Credit

     The Company utilizes letters of credit to back certain guarantees and insurance policies. The letters of credit reflect fair value as a condition of their underlying purpose and are subject to fees competitively determined in the marketplace.

17.  Business Segment Data:

     During 1998 and 1999, the Company operated in three business segments - development, environmental sciences and discovery sciences. The Company sold its environmental sciences segment in January 1999 (see Note 4). Accordingly, the income statements have been restated to conform to the provisions of APB 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual, and Infrequently Occurring Events and Operations". The consolidated balance sheets and statement of cash flows have not been restated to exclude the assets, liabilities and cash flows of the environmental sciences segment.

           PHARMACEUTICAL PRODUCT DEVELOPMENT,INC.AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     (in thousands,except per share data)


17.  Business Segment Data (Continued):

     Revenues by principal business segment are separately stated in the consolidated financial statements. Merger costs and acquired in-process research and development costs incurred in 1998 and 1999 of $3,163 and $218, respectively, were not allocated to the Company's business segments and are shown separately for purposes of business segment analysis. Income taxes are allocated evenly to each division for purposes of business segment analysis, except for the 1999 tax benefit of $3,800 from the reversal of a portion of the valuation allowance on the Company's capital loss carryforward which has been specifically identified to the Development segment. Income from operations, net income, depreciation and amortization, identifiable assets and capital expenditures by principal business segment were as follows:


                                                       Years Ended December 31,
                                                    ------------------------------
                                                      1998       1999       2000
                                                    --------   --------   --------
                                                 As restated
     Income (loss) from operations: (a)

         Development                                $ 30,112   $ 44,669   $ 40,834
         Discovery sciences                           (4,489)    (7,743)     2,713
         Merger costs and acquired in-process
           research and development costs             (3,163)      (218)         -
                                                    --------   --------   --------
         Total                                      $ 22,460   $ 36,708   $ 43,547
                                                    ========   ========   ========
     Net income (loss):
         Development                                $ 19,327   $ 33,630   $ 30,592
         Discovery sciences                           (2,727)    (4,739)     1,718
         Environmental sciences                        4,614       (395)         -
                                                    --------   --------   --------
         Total                                      $ 21,214   $ 28,496   $ 32,310
                                                    ========   ========   ========
     Depreciation and amortization: (a)
         Development                                $ 12,333   $ 14,294   $ 16,166
         Discovery sciences                              420        548      1,067
                                                    --------   --------   --------
         Total                                      $ 12,753   $ 14,842   $ 17,233
                                                    ========   ========   ========

     Identifiable assets: (b)
         Development                                $207,129   $286,424   $336,844
         Discovery sciences                            3,672      2,279      9,780
         Environmental sciences                       32,528          -          -
                                                    --------   --------   --------
         Total                                      $243,329   $288,703   $346,624
                                                    ========   ========   ========

     Capital expenditures:
         Development                                $ 19,957   $ 22,644   $ 18,231
         Discovery sciences                              740        589      3,284
         Environmental sciences                        1,737          -          -
                                                    --------   --------   --------
         Total                                      $ 22,434   $ 23,233   $ 21,515
                                                    ========   ========   ========

(a) Does not include results of operations of the environmental sciences segment, which was sold January 31, 1999. See Note 4.
(b) The note receivable from the sale of the environmental sciences segment is included in the Development segment. See Note 4.

           PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     (in thousands, except per share data)


18.  Operations By Geographic Area:

     The following table presents information about the Company's operations by geographic area:

                                           Years Ended December 31,

                                       --------------------------------
                                          1998       1999       2000
                                        --------   --------   --------
                                     As restated
     Net revenue:  (a)
         United States                  $210,196   $257,717   $303,048
         U.K.                             16,506     16,391     15,635
         Other (b)                        19,752     28,422     26,635
                                        --------   --------   --------
         Total                          $246,454   $302,530   $345,318
                                        ========   ========   ========
     Operating income (loss): (a)
         United States                  $ 22,168   $ 35,362   $ 47,338
         U.K.                             (1,004)      (469)    (1,990)
         Other (b)                         1,296      1,815     (1,801)
                                        --------   --------   --------
         Total                          $ 22,460   $ 36,708   $ 43,547
                                        ========   ========   ========
     Identifiable assets:
         United States                  $190,158   $244,403   $303,604
         U.K.                             36,825     27,988     27,783
         Other (b)                        16,346     16,312     13,528
                                        --------   --------   --------
         Total                          $243,329   $288,703   $344,915
                                        ========   ========   ========

(a) Does not include results of operations of the environmental sciences segment, which was sold January 31, 1999. See Note 4.

(b) Principally consists of operations in 17 countries, ten of which are located in Europe, none of which individually comprise more than 5% of net revenue, operating income (loss) or identifiable assets.

           PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     (in thousands, except per share data)


19.  Quarterly Financial Data (Unaudited):


               1999                           First    Second    Third    Fourth     Total
-----------------------------------          --------  -------  --------  -------  ---------
Net revenue                                  $69,610   $76,254  $79,358   $77,308  $302,530

Operating income                               9,029     9,805   10,962     6,912    36,708
Net income from continuing
  operations                                   6,256     6,622    7,396     8,617    28,891
Net income (loss) from operations
  of discontinued environmental
  sciences segment                              (125)        -     (270)        -      (395)
Net income                                     6,131     6,622    7,126     8,617    28,496
Income from continuing
  operations per share:
          Basic                              $  0.26   $  0.27  $  0.30   $  0.35  $   1.18
          Diluted                            $  0.25   $  0.27  $  0.30   $  0.35  $   1.16

Net income per share:
          Basic                              $  0.25   $  0.27  $  0.29   $  0.35  $   1.16
          Diluted                            $  0.25   $  0.27  $  0.29   $  0.35  $   1.15


     2000
----------------------
Net revenue                                  $81,761   $84,049  $89,270   $90,238  $345,318

Operating income                               9,292     9,275   12,051    12,929    43,547

Net income                                     6,640     6,927    8,776     9,967    32,310

Net income per share:
          Basic                              $  0.27   $  0.28  $  0.35   $  0.40  $   1.29
          Diluted                            $  0.27   $  0.28  $  0.35   $  0.39  $   1.28

           PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     (in thousands, except per share data)


20.  Restatement of Previously Issued Financial Statements:

     In March 1999, the Company acquired PPD Medical Communications (formerly ATP, Inc.). The acquisition was accounted for using the pooling of interests method. The results of operations of the Company for periods prior to January 1, 1999 were not originally restated to include PPD Medical Communications' results of operations.

     In January 2001, the Company's auditors advised that, due to certain SEC interpretations, it would be necessary to revise the 1998 consolidated financial statements to reflect the impact of the PPD Medical Communications acquisition. As such, the Company has restated its financial statements for the year ended December 31, 1998 to include the results of operations of PPD Medical Communications.

     The effect of the restatement on the consolidated statements of operations for the year ended December 31, 1998 is as follows:

                                                    As
                                                previously     As
                                                 reported   restated
                                                ----------  --------

Net revenue                                       $235,553  $246,454
Direct costs - Development                         117,625   123,562
Other operating expenses                            96,887   100,432
                                                  --------  --------
Income from operations                              21,041    22,460
Other income (expense), net                          3,562     3,588
                                                  --------  --------
Income from continuing operations before
   provision for income taxes                       24,603    26,048
Provision for income taxes                           9,448     9,448
                                                  --------  --------
Income from continuing operations                   15,155    16,600
Discontinued operations                              4,614     4,614
                                                  --------  --------
Net income                                        $ 19,769  $ 21,214
                                                  ========  ========

Income from continuing operations per share:
  Basic                                           $   0.65  $   0.69
                                                  ========  ========
  Diluted                                         $   0.65  $   0.69
                                                  ========  ========

Income from discontinued operations
  per share:
  Basic                                           $   0.20  $   0.19
                                                  ========  ========
  Diluted                                         $   0.20  $   0.19
                                                  ========  ========

Net income per share:
  Basic                                           $   0.85  $   0.88
                                                  ========  ========
  Diluted                                         $   0.85  $   0.88
                                                  ========  ========

Weighted average number of
   common shares outstanding:
  Basic                                             23,186    23,991
                                                  ========  ========
  Diluted                                           23,355    24,160
                                                  ========  ========

           PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     (in thousands, except per share data)


20.  Restatement of Previously Issued Financial Statements (Continued):

     The effect of the restatement on the consolidated statements of cash flows for the years ended December 31, 1998 and 1999 are as follows:

                                                                      As
For the year ended December 31, 1998                              previously          As
-------------------------------------                              reported        restated
                                                                  -----------     ----------
Net cash provided by operating activities                           $ 23,575       $ 25,382
Net cash used in investing activities                                (11,045)       (14,136)
Net cash provided by financing activities                              5,596          7,430
Effect of exchange rate changes on cash and cash equivalents              78             78
                                                                    --------       --------
Net increase in cash and cash equivalents                             18,204         18,754
Cash and cash equivalents, beginning of the year                      15,879         16,067
                                                                    --------       --------
Cash and cash equivalents, end of the year                          $ 34,083       $ 34,821
                                                                    ========       ========

                                                                      As
For the year ended December 31, 1999                              previously          As
------------------------------------                               reported        restated
                                                                  ----------      ----------
Net cash used in investing activities                               $(22,043)      $(22,781)
Net cash received from acquisitions                                 $    738       $      -
Cash and cash equivalents, beginning of the year                    $ 34,083       $ 34,821
Cash and cash equivalents, end of the year                          $ 61,251       $ 61,251

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                        PHARMACEUTICAL PRODUCT DEVELOPMENT, INC.

Date: March 13, 2001                    By: /s/ Fredric N. Eshelman, Pharm.D.
                                            ---------------------------------
                                        Name: Fredric N. Eshelman, Pharm.D.
                                        Title: Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Fredric N. Eshelman, Pharm.D.  Chief Executive Officer and Director              March 13, 2001
--------------------------------   (Principal Executive Officer)
Fredric N. Eshelman, Pharm.D.


/s/ Philippe M. Maitre             Chief Financial Officer (Principal Financial      March 13, 2001
-----------------------------      Officer)
Philippe M. Maitre

/s/ Linda Baddour                  Chief Accounting Officer (Principal Accounting    March 13, 2001
-----------------------------      Officer)
Linda Baddour

/s/ Ernest Mario, Ph.D.            Director                                          March 13, 2001
-----------------------------
Ernest Mario, Ph.D.

/s/ Stuart Bondurant, M.D.         Director                                          March 13, 2001
-----------------------------
Stuart Bondurant, M.D.

/s/v Abraham E. Cohen              Director                                          March 13, 2001
-----------------------------
Abraham E. Cohen

/s/ Frederick Frank                Director                                          March 13, 2001
-----------------------------
Frederick Frank

/s/ Paul J. Rizzo                  Director                                          March 13, 2001
-----------------------------
Paul J. Rizzo

/s/ John A. McNeill, Jr.           Director                                          March 13, 2001
-----------------------------
John A. McNeill, Jr.

/s/ Catherine M. Klema             Director                                          March 13, 2001
-----------------------------
Catherine M. Klema