Form 10-Q
period 2001-03-31
PHARMACEUTICAL PRODUCT DEVELOPMENT INC
filed 2001-05-03
CIK 1003124

================================================================================
--------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington D.C. 20549


                                   FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934.
     For the quarterly period ended March 31, 2001.

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.
     For the transition period from ______________ to ______________.

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


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___
                                              ---

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 25,794,015 shares of common stock, par value $0.10 per share, as of April 27, 2001. This does not include the one for one stock dividend, which has a distribution date of May 11, 2001.

================================================================================
--------------------------------------------------------------------------------

                                     INDEX

                                                                                                       Page
                                                                                                       ----
Part I.  FINANCIAL INFORMATION
Item 1. Financial Statements
  Consolidated Condensed Statements of Operations for the Three Months Ended
       March 31, 2000 and 2001......................................................................     3
  Consolidated Condensed Balance Sheets as of December 31, 2000
       and March 31, 2001...........................................................................     4
  Consolidated Condensed Statements of Cash Flows for the Three Months Ended
       March 31, 2000 and 2001......................................................................     5
  Notes to Consolidated Condensed Financial Statements..............................................     6
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.......     8
Item 3. Quantitative and Qualitative Disclosures about Market Risk..................................    12

Part II. OTHER INFORMATION
Item 6. Exhibits and Reports on Form 8-K............................................................    14
Signature...........................................................................................    15

           PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                  (unaudited)
                   (in thousands, except per share amounts)


                                                                                    Three Months Ended
                                                                                         March 31,
                                                                             -----------------------------
                                                                                2000               2001
                                                                             ---------           ---------
Development revenues, net of subcontractor costs of
    $26,145 and $37,099, respectively                                        $  78,365           $  93,772
Discovery sciences revenues, net of subcontractor costs of
    $6 and $111, respectively                                                    3,396              13,181
                                                                             ---------           ---------
Net revenue                                                                     81,761             106,953
                                                                             ---------           ---------
Direct costs - Development                                                      40,198              45,235
Direct costs - Discovery sciences                                                1,215               5,316
Research and development                                                           766                 759
Selling, general and administrative expenses                                    26,292              29,586
Depreciation and amortization                                                    3,998               4,811
                                                                             ---------           ---------
                                                                                72,469              85,707
                                                                             ---------           ---------
Operating income                                                                 9,292              21,246
Interest income, net                                                             1,241               1,480
Other income, net                                                                  154                 309
                                                                             ---------           ---------
Income before provision for income taxes                                        10,687              23,035
Provision for income taxes                                                       4,047               8,498
                                                                             ---------           ---------

Net income                                                                   $   6,640           $  14,537
                                                                             =========           =========

Net income per share:
    Basic                                                                    $    0.13           $    0.28
                                                                             =========           =========
    Diluted                                                                  $    0.13           $    0.28
                                                                             =========           =========

Weighted average number of common shares outstanding:
    Basic                                                                       49,496              51,266
    Dilutive effect of stock options                                               394                 812
                                                                             ---------           ---------
    Diluted                                                                     49,890              52,078
                                                                             =========           =========

       The accompanying notes are an integral part of these consolidated condensed financial statements.

           PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

                     CONSOLIDATED CONDENSED BALANCE SHEETS
                                  (unaudited)
                                (in thousands)

                                                 Assets
                                                                          December 31,           March 31,
                                                                              2000                 2001
                                                                          ------------          -----------
Current assets
   Cash and cash equivalents                                              $     76,411          $   106,184
   Accounts receivable and unbilled services, net                              118,400              126,160
   Investigator advances                                                         4,104                4,747
   Prepaid expenses and other current assets                                    12,185               10,240
   Current maturities of notes receivable                                          500                  500
   Deferred tax asset                                                            2,133                4,452
                                                                          ------------          -----------
     Total current assets                                                      213,733              252,283

Property, plant and equipment, net                                              60,240               62,052
Goodwill, net                                                                    9,034                8,515
Notes receivable, long-term portion                                             19,000               18,500
Investments                                                                     38,755               38,755
Other assets, net                                                                4,153                2,870
                                                                          ------------          -----------
     Total assets                                                         $    344,915          $   382,975
                                                                          ============          ===========

                                  Liabilities and Shareholders' Equity
Current liabilities
   Accounts payable                                                       $      8,772          $     7,344
   Payables to investigators                                                     5,538                5,929
   Other accrued expenses                                                       38,248               33,971
   Unearned income                                                              53,385               66,088
   Accrued income taxes                                                            273                4,448
   Current maturities of long-term debt                                            614                  971
                                                                          ------------          -----------
     Total current liabilities                                                 106,830              118,751

Long-term debt, less current maturities                                          1,353                1,744
Deferred rent and other                                                          2,789                2,895
                                                                          ------------          -----------
     Total liabilities                                                         110,972              123,390
                                                                          ------------          -----------

Shareholders' equity
   Common stock                                                                  5,066                5,154
   Paid-in capital                                                             142,975              156,480
   Retained earnings                                                            91,007              105,544
   Deferred compensation                                                             -               (1,329)
   Accumulated other comprehensive loss                                         (5,105)              (6,264)
                                                                          ------------          -----------
     Total shareholders' equity                                                233,943              259,585
                                                                          ------------          -----------

     Total liabilities and shareholders' equity                           $    344,915          $   382,975
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

           PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (unaudited)
                                (in thousands)

                                                                                  Three Months Ended
                                                                                       March 31,
                                                                          -----------------------------------
                                                                              2000                    2001
                                                                          ------------            -----------
Cash flows from operating activities:
   Net income                                                             $      6,640            $    14,537
   Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation and amortization                                              3,998                  4,811
      Change in operating assets and liabilities                                 5,629                  6,881
                                                                          ------------            -----------
         Net cash provided by operating activities                              16,267                 26,229
                                                                          ------------            -----------

Cash flows from investing activities:
      Cash received from repayment of note receivable                              500                    500
      Purchases of property and equipment                                       (4,367)                (4,279)
      Proceeds from sale of property and equipment                                  74                      9
      Net cash paid for acquisition                                             (1,500)                     -
                                                                          ------------            -----------
      Net cash used in investing activities                                     (5,293)                (3,770)
                                                                          ------------            -----------

Cash flows from financing activities:
      Repayment of long-term debt                                                  (94)                     -
      Repayment of capital leases obligation                                      (147)                  (340)
      Proceeds from exercise of stock options
        and employee stock purchase plan                                         2,201                  8,813
                                                                          ------------            -----------
         Net cash provided by financing activities                               1,960                  8,473
                                                                          ------------            -----------
Effect of exchange rate changes on cash                                           (498)                (1,159)
                                                                          ------------            -----------
Net increase in cash and cash equivalents                                       12,436                 29,773
Cash and cash equivalents, beginning of the period                              61,251                 76,411
                                                                          ------------            -----------
Cash and cash equivalents, end of the period                              $     73,687            $   106,184
                                                                          ============            ===========

       The accompanying notes are an integral part of these consolidated condensed financial statements.

           PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                  (unaudited)

1.   ACCOUNTING POLICIES

     The significant accounting policies followed by Pharmaceutical Product Development, Inc. and its subsidiaries (collectively the "Company") for interim financial reporting are consistent with the accounting policies followed for annual financial reporting. We prepared these unaudited consolidated condensed financial statements in accordance with Rule 10-01 of Regulation S-X, and, in management's opinion, we have included all adjustments of a normal recurring nature necessary for a fair presentation. The accompanying consolidated condensed financial statements might not include all of the information and foot notes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the consolidated financial statements and notes thereto in the Company's Annual Report on Form 10-K for the year ended December 31, 2000. The results of operations for the three-month period ended March 31, 2001 are not necessarily indicative of the results to be expected for the full year or any other period. We derive the amounts on the December 31, 2000 consolidated condensed balance sheet from the audited financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

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

     Reclassifications

     We have reclassified certain 2000 financial statement amounts to conform to the 2001 presentation.

     Recent Accounting Pronouncements

     In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Investments and Hedging Activities," or SFAS No. 133. SFAS No. 133 establishes accounting and reporting standards for derivatives and hedging activities and supercedes several existing standards. SFAS No. 133, as amended by SFAS No. 137 and SFAS No. 138, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. We do not expect that the adoption of SFAS No. 133 in fiscal 2001 will have a material impact on our consolidated financial statements.


2.   PRINCIPLES OF CONSOLIDATION

     The accompanying unaudited consolidated condensed financial statements include the accounts and operations of the Company and its wholly owned subsidiaries. We have eliminated all significant intercompany balances and transactions in consolidation.

3.   ACQUISITIONS

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

           PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                   (unaudited)

4.   EARNINGS PER SHARE

     We compute basic net income per share information using the weighted average number of shares of common stock outstanding during the period. We compute diluted net income per common share using the weighted average number of shares of common and dilutive potential common shares outstanding during the period.

5.   STOCK DIVIDEND

     On April 16, 2001, the Board of Directors declared a one for one stock dividend. The record date for the dividend is April 27, 2001, and the distribution date for the dividend is May 11, 2001. All share and per share amounts for all periods presented in the accompanying consolidated condensed financial statements have been restated to reflect the effect of this stock dividend.

6.   COMPREHENSIVE INCOME

     The Company's total comprehensive income for the three-month periods ended March 31, 2000 and 2001 was $7,069,000 and $13,378,000, respectively. The
Company's other comprehensive loss consisted of a decrease in the cumulative translation adjustment for the three-month periods ended March 31, 2000 and 2001 of $497,000 and $1,159,000, respectively, and an unrealized gain on investment of $926,000 for the 2000 period.

7.   ACCOUNTS RECEIVABLE AND UNBILLED SERVICES:

     Accounts receivable and unbilled services consisted of the following:

                                                  December 31,      March 31,
                                                      2000            2001
                                                  ------------     -----------
                                                                   (unaudited)
     Billed                                       $     81,584     $    78,966
     Unbilled                                           38,770          49,173
     Reserve for doubtful accounts                      (1,954)         (1,979)
                                                  ------------     -----------
                                                  $    118,400     $   126,160
                                                  ============     ===========

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

FORWARD-LOOKING STATEMENTS

     This Form 10-Q contains certain forward-looking statements within the meaning of the federal securities laws that relate to future events or our future financial performance. Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events or performances, expectations, predictions, assumptions and other statements that are other than statements of historical facts. In some cases, you can identify forward-looking statements by terminology such as "might", "will", "should", "expect", "plan", "anticipate", "believe", "estimate", "predict", "intend", potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions. These statements rely on a number of assumptions and estimates which could be inaccurate and which are subject to risks and uncertainties. Actual events or results might differ materially. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. We generally undertake no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.


COMPANY OVERVIEW

     We are a leading global provider of drug discovery and development services to pharmaceutical and biotechnology companies. Our corporate mission is to help clients maximize the return on their research and development investments. We offer therapeutic expertise, advanced technologies and comprehensive resources for both drug discovery and drug development.

     We have been in the drug development business for more than 15 years. Our development services include preclinical programs through Phase 1 to Phase 4 clinical development. In addition, we also offer post-market support services for drugs receiving approval for market use, such as product launch services, patient compliance programs, and medical communications programs for consumer and healthcare providers on product use and adverse events. We have extensive clinical trial experience across a multitude of therapeutic areas and encompassing various geographical areas, including regional, national and global studies.

     With more than 3,800 professionals in 47 offices in 19 countries around the world, we have provided services to 42 of the top 50 pharmaceutical companies in the world as ranked by 1999 healthcare research and development spending, in addition to our work with leading biotechnology companies. We believe that we are the world's third largest provider of drug development services to pharmaceutical and biotechnology companies.

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

     We believe that our integrated drug discovery and development services offer our clients a way to identify and develop successful drugs more quickly and cost effectively. We also use our proprietary informatics technology to support our drug discovery and development services. In addition, because we are positioned globally, we are able to accommodate the multinational drug discovery and development needs of our customers. As a result of having these core areas of expertise in discovery and development, we can provide integrated services across the entire drug development spectrum, from discovery to market and beyond. For more detailed information on our company, see our Annual Report on Form 10-K for the year ended December 31, 2000.

RESULTS OF OPERATIONS

     We record revenues from fixed-price contracts on a percentage-of-completion basis in our Development Group. We recognize revenues from time-and-material contracts as hours are accumulated, multiplied by the billable rates for each contract in both our Development Group and Discovery Sciences Group. We record revenues net of reimbursement received from clients for pass-through expenses, which generally include subcontractor costs that consist of investigator fees, travel and other contract costs.

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

     Selling, general and administrative expenses consist primarily of administrative payroll and related benefit charges, advertising and promotional expenses, recruiting and relocation expenses, administrative travel, and an allocation of facility and information technology costs. Included in administrative payroll are costs associated with operational employees managing direct staff, underutilization of direct staff, and administrative support functions.

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

Three Months Ended March 31, 2001 Versus Three Months Ended March 31, 2000

     On April 16, 2001, the Board of Directors declared a one for one stock dividend. The record date for the dividend is April 27, 2001, and the distribution date for the dividend is May 11, 2001. All share and per share amounts for all periods presented have been restated to reflect the effect of this stock dividend.

     Net revenue increased $25.2 million, or 30.8%, to $107.0 million in 2001 from $81.8 million in 2000. The Development Group's operations accounted for 87.7% of net revenue for the first quarter of 2001. The Development Group generated net revenue of $93.8 million, an increase of $15.4 million, or 19.7%, from the 2000 first quarter. The growth in the Development Group operations was primarily attributable to an increase in the size, scope and number of contracts in the global contract research organization, or CRO, Phase 2 through 4 division, as well as the increase in the number of contracts in the North America Phase 1 and laboratory services.

     The Discovery Sciences Group generated net revenue of $13.2 million in the first quarter of 2001, an increase of $9.8 million, or 288.1%, from the first quarter of 2000. The growth in the Discovery Sciences operations was attributable to revenue generated by the sublicensing of the compound dapoxetine to Alza Corporation.

     Total direct costs increased 22.1% to $50.6 million in the first quarter of 2001 from $41.4 million in the first quarter of 2000 and decreased as a percentage of net revenue to 47.3% for 2001 as compared to 50.7% in 2000. Development direct costs increased to $45.2 million in the first quarter of 2001 as compared to $40.2 million in the first quarter of 2000. The increased direct cost dollars resulted primarily from increased personnel costs due to the increase in the size and number of contracts in the global CRO Phase 2 through 4 division. The Development Group direct costs decreased as a percentage of related net revenue to 48.2% in the first quarter of 2001 from 51.3% in the first quarter of 2000. This decrease is principally due to the mix of levels of personnel involved in the contracts performed and the mix of contracts being performed during each quarter. Discovery Sciences direct costs increased to $5.3 million in the first quarter of 2001 as compared to $1.2 million in the first quarter of 2000. This increase was primarily due to the costs associated with sublicensing dapoxetine to Alza Corporation and the increase in the functional genomics division's direct costs.

     Research and development, or R&D, expenses remained relatively consistent at $0.8 million for the first quarter of both 2001 and 2000.

     Selling, general and administrative, or SG&A, expenses increased 12.5% to $29.6 million in the first quarter of 2001 from $26.3 million in the first quarter of 2000. The increase was primarily attributable to an investment in additional administrative personnel and an increase in facility and information technology costs to support expanding operations. As a percentage of net revenue, SG&A expenses decreased to 27.7% in 2001 from 32.2% in the first quarter of 2000. This decrease is primarily attributable to the increase in revenue associated with sublicensing dapoxetine and to a smaller extent, the increased efficiencies as our operations expand.

     Total depreciation and amortization expense increased $0.8 million, or 20.3%, to $4.8 million in the first quarter of 2001 from $4.0 million in the first quarter of 2000. The increase was related to the depreciation of the increased investment in property and equipment due primarily to our growth. Capital expenditures were $4.3 million in the first quarter of 2001. Additional scientific equipment in our laboratories accounted for approximately 53.4% of this capital investment. Enhancement and expansion of information technology capacities accounted for approximately 28.2% of this capital investment.

     Operating income increased $11.9 million to $21.2 million in the first quarter of 2001, as compared to $9.3 million in the first quarter of 2000. As a percentage of net revenue, operating income of 19.9% in the 2001 period represents an improvement from 11.4% of net revenue in 2000 period. These increases were primarily due to the increase in revenue associated with the sublicensing of dapoxetine and our focus on controlling the increase in both direct and administrative costs as revenues increased.

     Net interest and other income increased $0.4 million, or 28.2%, to $1.8 million for the first quarter of 2001 from $1.4 million in the first quarter of 2000. The increase was primarily the result of the increase in interest income of $0.3 million due to larger average cash balances in 2001.

     Our provision for income taxes increased $4.5 million, or 110.0%, to $8.5 million in the first quarter of 2001, as compared to $4.0 million in the first quarter of 2000. Our effective income tax rate decreased to 36.9% in the first quarter of 2001 from 37.9% in the first quarter of 2000, primarily due to the geographic distribution of our pretax earnings among locations with varying tax rates.

     Net income of $14.5 million in the first quarter of 2001 represents an increase of $7.9 million over $6.6 million in the first quarter of 2000. Net income per diluted share of $0.28 for the first quarter of 2000 compares to $0.13 in the first quarter of 2000.


Liquidity and Capital Resources

     As of March 31, 2001, we had $106.2 million of cash and cash equivalents on hand. We have historically funded our operations and growth, including acquisitions, with cash flow from operations, borrowings and sales of our stock. We are exposed to changes in interest rates on cash equivalents, short-term investments, and amounts outstanding under notes payable and lines of credit. Our cash and cash equivalents and short-term investments are invested in financial instruments with interest rates based on financial market conditions.

     For the three months ended March 31, 2001, our operating activities provided $26.2 million in cash as compared to $16.3 million for the same period last year. The increase in cash flow from operations is primarily due to an increase in our net revenues and an increase in operating margins as a percentage of net revenues. For the 2001 period, net income of $14.5 million, depreciation and amortization of $4.8 million and the net increase of $6.9 million in assets and liabilities resulted in this increase in cash flow from operating activities.

     For the three months ended March 31, 2001, our investing activities used $3.8 million in cash. Capital expenditures of $4.3 million were partially offset by $0.5 million received from the repayment of a note receivable.

     For the three months ended March 31, 2001, our financing activities provided $8.5 million in cash, as net proceeds from stock option exercises of $8.8 million were partially offset by $0.3 million in repayments of capital lease obligations.

     Working capital as of March 31, 2001 was $133.5 million, compared to $106.9 million at December 31, 2000. The increase in working capital was due primarily to the increase in cash and cash equivalents of $29.8 million in 2001. The number of days revenue outstanding in accounts receivable and unbilled services, net of unearned income, also known as DSO, were 37.1 and 48.7 days as of March 31, 2001 and March 31, 2000, respectively. This decrease is a result of a focused effort by management on improving the accounts receivable collection process along with certain improved temporary terms regarding investigator fee down payments.

     In June 2000, we renegotiated a revolving credit facility for $50.0 million from First Union National Bank. Indebtedness under the line is unsecured and subject to traditional covenants relating to financial ratios and tangible net worth. The unused portion of the loan is available to provide working capital and for general corporate purposes. As of March 31, 2001, there was no amount outstanding under this credit facility. This credit facility expires in June 2001, at which time any outstanding balance is due.

     In August 2000, we renegotiated a credit facility for $50.0 million from Wachovia Bank, N.A. Indebtedness under the line is unsecured and subject to traditional covenants relating to financial ratios and tangible net worth. As of March 31, 2001, there was no amount outstanding under this credit facility. This credit facility expires in August 2001, at which time any outstanding balance is due.

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

Recently Issued Accounting Standards

     In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Investments and Hedging Activities," or SFAS No. 133. SFAS No. 133 establishes accounting and reporting standards for derivatives and hedging activities and supercedes several existing standards. SFAS No. 133, as amended by SFAS No. 137 and SFAS No. 138, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. We do not expect that the adoption of SFAS No. 133 in fiscal 2001 will have a material impact on our consolidated financial statements.


Income Taxes

     Since we conduct operations on a global basis, our effective tax rate has and will continue to depend upon the geographic distribution of our pretax earnings among locations with varying tax rates. Our profits are further impacted by changes in the tax rates of the various taxing jurisdictions. In particular, as the geographic mix of our pre-tax earnings among various tax jurisdictions changes, our effective tax rate might vary from period to period.

Inflation

     While most of PPD's net revenues are earned under contract, the long-term contracts, those in excess of one year, generally include an inflation or cost of living adjustment for the portion of the services to be performed beyond one year from the contract date. As a result, PPD believes that the effects of inflation generally do not have a material adverse effect on its operations or financial condition.

Potential Volatility of Quarterly Operating Results and Stock Price

     Our quarterly and annual operating results have fluctuated, and we expect that they will continue to in the future. Factors that could cause these fluctuations include:

     .    our dependence on a small number of industries and clients;
     . the timing of the initiation, progress or cancellation of significant projects;
     .    the mix of products and services sold in a particular period;
     .    our need to recruit and retain experienced personnel;
     . rapid technological change and the timing and amount of start-up costs incurred in connection with the introduction of new products and services;
     .    intellectual property risks;
     . the timing of our Discovery Sciences Group milestone payments or other revenue;
     .    the timing of the opening of new offices;
     .    the timing of other internal expansion costs;
     . the timing and amount of costs associated with integrating acquisitions; and
     .    exchange rate fluctuations between periods.

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

     Fluctuations in quarterly results or other factors beyond our control could affect the market price of our common stock. Such factors include changes in earnings estimates by analysts, market conditions in our industry, changes in the pharmaceutical or biotechnology industries, and general economic conditions. Any effect on our common stock could be unrelated to our longer-term operating performance.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

     We are exposed to foreign currency risk by virtue of our international operations. We conduct business in several foreign countries. Approximately 13% and 12% of our net revenues for the three-month periods ended March 31, 2000 and 2001, respectively, were derived from operations outside the United States. Funds generated by each subsidiary are generally reinvested in the country where they are earned. The operations in the United Kingdom generated more than 48% of our net revenue from foreign operations during the first quarter of 2001. Accordingly, we have some exposure to adverse movements in the pound sterling and other foreign currencies. The United Kingdom has traditionally had a relatively stable currency compared to our functional currency, the U.S. dollar. We anticipate that those conditions will persist for at least the next 12 months.

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

     Translation of the balance sheet in this manner affects the shareholders' equity account, referred to as the cumulative translation adjustment account. This account exists only in the foreign subsidiary's U.S. dollar balance sheet and is necessary to keep the foreign balance sheet stated in U.S. dollars in balance. Translation adjustments are reported with accumulated other comprehensive income (loss) as a separate component of shareholders' equity. To date, cumulative translation adjustments have not been material to our consolidated financial position. Adjustments might be material in the future to our financial statements.

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

Part II.  Other Information

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits

         None

(b)      Reports on Form 8-K

         No reports on Form 8-K were filed during the quarter ended March 31, 2001.

     SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    PHARMACEUTICAL PRODUCT DEVELOPMENT, INC.
                                 -----------------------------------------------
                                                 (Registrant)



                              By               /s/ Philippe Maitre
                                 -----------------------------------------------
                                             Chief Financial Officer
                                          (Principal Financial Officer)


Date:  May 3, 2001