Form 10-Q
period 2001-06-30
PHARMACEUTICAL PRODUCT DEVELOPMENT INC
filed 2001-08-01
CIK 1003124

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington D.C. 20549


                                   FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934.
     For the quarterly period ended June 30, 2001.

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


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X    No___
                                              ---

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 51,869,747 shares of common stock, par value $0.10 per share, as of July 23, 2001.

================================================================================

                                     INDEX

                                                                                                   Page
                                                                                                   ----
Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

  Consolidated Condensed Statements of Operations for the Three and Six Months Ended
   June 30, 2000 and 2001......................................................................     3

  Consolidated Condensed Balance Sheets as of December 31, 2000
   and June 30, 2001...........................................................................     4

  Consolidated Condensed Statements of Cash Flows for the Six Months Ended
   June 30, 2000 and 2001......................................................................     5

  Notes to Consolidated Condensed Financial Statements.........................................     6

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations..     8

Item 3. Quantitative and Qualitative Disclosures about Market Risk.............................    15


Part II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders....................................    16

Item 6. Exhibits and Reports on Form 8-K.......................................................    16

Signature......................................................................................    17

           PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                  (unaudited)
                   (in thousands, except per share amounts)

                                                              Three Months Ended          Six Months Ended
                                                                    June 30,                  June 30,
                                                              ------------------          ------------------
                                                                 2000      2001             2000      2001
                                                              --------  --------          --------  --------
Development revenues, net of subcontractor costs of
 $26,541, $48,254, $52,686 and $85,353, respectively          $ 81,820  $ 98,046          $160,185  $191,818
Discovery sciences revenues, net of subcontractor costs of
 $49, $55, $55 and $166, respectively                            2,229     3,992             5,625    17,173
                                                              --------  --------          --------  --------
          Net revenue                                           84,049   102,038           165,810   208,991
                                                              --------  --------          --------  --------

Direct costs - Development                                      41,821    48,295            82,019    93,530
Direct costs - Discovery sciences                                1,197     1,967             2,412     7,283
Research and development                                           894     1,060             1,660     1,819
Selling, general and administrative expenses                    26,636    30,969            52,928    60,555
Depreciation and amortization                                    4,226     4,877             8,224     9,688
                                                              --------  --------          --------  --------
                                                                74,774    87,168           147,243   172,875
                                                              --------  --------          --------  --------
          Operating income                                       9,275    14,870            18,567    36,116
Interest income, net                                               962     1,420             2,203     2,900
Other income, net                                                  671       319               825       628
                                                              --------  --------          --------  --------

Income before provision for income taxes                        10,908    16,609            21,595    39,644
          Provision for income taxes                             3,981     6,145             8,028    14,643
                                                              --------  --------          --------  --------

          Net income                                          $  6,927  $ 10,464          $ 13,567  $ 25,001
                                                              ========  ========          ========  ========

Net income per share:
 Basic                                                        $   0.14  $   0.20          $   0.27  $   0.49
                                                              ========  ========          ========  ========
 Diluted                                                      $   0.14  $   0.20          $   0.27  $   0.48
                                                              ========  ========          ========  ========

Weighted average number of common shares outstanding:
 Basic                                                          49,758    51,667            49,620    51,467
 Dilutive effect of stock options                                  296       845               312       828
                                                              --------  --------          --------  --------
 Diluted                                                        50,054    52,512            49,932    52,295
                                                              ========  ========          ========  ========

  The accompanying notes are an integral part of these consolidated condensed financial statements.

           PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

                     CONSOLIDATED CONDENSED BALANCE SHEETS
                                (in thousands)

                                    Assets

                                                                      December 31,       June 30,
                                                                          2000             2001
                                                                       ------------     -----------
                                                                                       (unaudited)
Current assets:
  Cash and cash equivalents                                              $ 76,411        $119,060
  Accounts receivable and unbilled services, net                          118,400         126,379
  Investigator advances                                                     4,104           5,213
  Prepaid expenses and other current assets                                12,185          11,330
  Current maturities of notes receivable                                      500             500
  Deferred tax assets                                                       2,133           4,492
                                                                         --------        --------
    Total current assets                                                  213,733         266,974

Property and equipment, net                                                60,240          66,641
Goodwill, net                                                               9,034           8,222
Notes receivable, long-term portion                                        19,000          18,500
Investments                                                                38,755          38,755
Other assets, net                                                           4,153           2,303
                                                                         --------        --------
    Total assets                                                         $344,915        $401,395
                                                                         ========        ========
                               Liabilities and Shareholders' Equity

Current liabilities:
  Accounts payable                                                       $  8,772        $  6,658
  Payables to investigators                                                 5,538           6,798
  Other accrued expenses                                                   38,248          39,574
  Unearned income                                                          53,385          62,172
  Accrued income taxes                                                        273           5,801
  Current maturities of long-term debt and capital lease obligations          614           1,129
                                                                         --------        --------
    Total current liabilities                                             106,830         122,132

Long-term debt and capital lease obligations, less current maturities       1,353           1,861
Deferred rent and other                                                     2,789           3,004
                                                                         --------        --------
    Total liabilities                                                     110,972         126,997
                                                                         --------        --------

Shareholders' equity:
  Common stock                                                              5,066           5,179
  Paid-in capital                                                         142,975         160,682
  Retained earnings                                                        91,007         116,008
  Deferred compensation                                                         -          (1,208)
  Accumulated other comprehensive loss                                     (5,105)         (6,263)
                                                                         --------        --------
  Total shareholders' equity                                              233,943         274,398
                                                                         --------        --------

    Total liabilities and shareholders' equity                           $344,915        $401,395
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

           PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (unaudited)
                                (in thousands)

                                                                        Six Months Ended
                                                                            June 30,
                                                                    ------------------------
                                                                        2000          2001
                                                                    -----------    ---------
Cash flows from operating activities:
  Net income                                                          $  13,567     $ 25,001
  Adjustments to reconcile net income to net cash
   provided by operating activities:
     Depreciation and amortization                                        8,224        9,688
     Stock compensation amortization                                          -          242
     Gain (loss) on disposition of property
      and equipment, net                                                    (40)          58
     Change in operating assets and liabilities                          (2,893)      11,074
                                                                      ----------   ----------
       Net cash provided by operating activities                         18,858       46,063
                                                                      ----------   ----------

Cash flows from investing activities:
     Cash received from repayment of note
      receivable                                                            500          500
     Purchase of investment                                              (5,000)           -
     Purchases of property and equipment                                (11,836)     (13,376)
     Proceeds from sale of property and
      equipment                                                              74           63
     Net cash paid for acquisition                                       (1,500)           -
                                                                      ----------   ----------
       Net cash used in investing activities                            (17,762)     (12,813)
                                                                      ----------   ----------

Cash flows from financing activities:
     Principal repayments on long-term debt                                 (94)           -
     Repayment of capital lease obligations                                (257)        (933)
     Proceeds from exercise of stock options
      and employee stock purchase plan                                    2,678       11,490
                                                                      ----------   ----------
       Net cash provided by financing activities                          2,327       10,557
                                                                      ----------   ----------
Effect of exchange rate changes on cash and cash equivalents             (1,883)      (1,158)
                                                                        --------   ----------
Net increase in cash and cash equivalents                                 1,540       42,649
Cash and cash equivalents, beginning of the period                       61,251       76,411
                                                                      ----------   ----------
Cash and cash equivalents, end of the period                          $  62,791    $ 119,060
                                                                      ==========   ==========



  The accompanying notes are an integral part of these consolidated condensed financial statements.

           PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  (unaudited)

1.   ACCOUNTING POLICIES

     The significant accounting policies followed by Pharmaceutical Product Development, Inc. and its subsidiaries (collectively the "Company") for interim financial reporting are consistent with the accounting policies followed for annual financial reporting. We prepared these unaudited consolidated condensed financial statements in accordance with Rule 10-01 of Regulation S-X and, in management's opinion, we have included all adjustments of a normal recurring nature necessary for a fair presentation. The accompanying consolidated condensed financial statements might not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the consolidated financial statements and notes thereto in the Company's Annual Report on Form 10-K for the year ended December 31, 2000. The results of operations for the three-month and six-month periods ended June 30, 2001 are not necessarily indicative of the results to be expected for the full year or any other period. We derive the amounts on the December 31, 2000 consolidated condensed balance sheet from the audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

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

     Recent Accounting Pronouncements

     In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Investments and Hedging Activities," or SFAS No. 133. SFAS No. 133 establishes accounting and reporting standards for derivatives and hedging activities and supercedes several existing standards. SFAS No. 133, as amended by SFAS No. 137 and SFAS No. 138, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The adoption of SFAS No. 133 as of January 1, 2001 did not have a material impact on our consolidated financial statements.

     In July 2001, the FASB issued Statement of Financial Accounting Standards No. 141, "Business Combinations", or SFAS No. 141, and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets", or SFAS No. 142. We intend to adopt SFAS No. 141, which requires purchase accounting to be applied to business combinations initiated after June 30, 2001 by a for-profit organization. We intend to adopt SFAS No. 142 as of January 1, 2002, as required, and as of July 1, 2001 for goodwill and intangible assets acquired after June 30, 2001 (for the nonamortization and amortization provisions of the Statement). We are in the process of assessing the impact that SFAS No. 142 will have on our consolidated financial statements and on a preliminary basis, it does not appear to be significant.

2.   PRINCIPLES OF CONSOLIDATION

     The accompanying unaudited consolidated condensed financial statements include the accounts and operations of the Company. We have eliminated all significant intercompany balances and transactions in consolidation.

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

4.   STOCK DIVIDEND

     On April 16, 2001, the Board of Directors declared a one-for-one stock dividend. The record date for the dividend was April 27, 2001, and the distribution date was May 11, 2001. All share and per share amounts for all periods presented in the accompanying consolidated condensed financial statements have been restated to reflect the effect of this stock dividend, which was accounted for as a stock split.

5.   COMPREHENSIVE INCOME

     The Company's total comprehensive income for the three-month periods ended June 30, 2000 and 2001 was $5,524,000 and $10,465,000, respectively, and for the six-month periods ended June 30, 2000 and 2001 was $12,592,000 and $23,843,000,
respectively. The Company's other comprehensive (loss) gain consisted of a change in the cumulative foreign currency translation adjustment for the three-month periods ended June 30, 2000 and 2001 of $(1,385,000) and $1,000, respectively, and an unrealized loss on investment of $(18,000) for the 2000 period. The Company's other comprehensive loss consisted of a decrease in the cumulative translation adjustment for the six-month periods ended June 30, 2000 and 2001 of $(1,883,000) and $(1,158,000), respectively, and an unrealized gain on investment of $908,000 for the 2000 period.

6.   ACCOUNTS RECEIVABLE AND UNBILLED SERVICES:

     Accounts receivable and unbilled services, net consisted of the following:


                                       December 31,     June 30,
     (in thousands)                       2000            2001
                                       ------------    -----------
                                                       (unaudited)

      Billed                            $ 81,584        $ 71,154
      Unbilled                            38,770          57,206
      Reserve for doubtful accounts       (1,954)         (1,981)
                                        --------        --------
                                        $118,400        $126,379
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

FORWARD-LOOKING STATEMENTS

     This Form 10-Q contains certain forward-looking statements within the meaning of the federal securities laws that relate to future events or our future financial performance. Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events or performances, expectations, predictions, assumptions and other statements that are not statements of historical facts. In some cases, you can identify forward-looking statements by terminology such as "might", "will", "should", "expect", "plan", "anticipate", "believe", "estimate", "predict", "intend", "potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions. These statements rely on a number of assumptions and estimates which could be inaccurate and which are subject to risks and uncertainties. Actual events or results might differ materially due to a number of factors including those listed in "Potential Volatility of Quarterly Operating Results and Stock Price". Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. We generally undertake no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

COMPANY OVERVIEW

     We are a leading global provider of drug discovery and development services to pharmaceutical and biotechnology companies. Our corporate mission is to help clients maximize the return on their research and development investments. We offer therapeutic expertise, advanced technologies and comprehensive resources for both drug discovery and drug development.

     We have been in the drug development business for more than 15 years. Our development services include preclinical programs through Phase 1 to Phase 4 clinical development. In addition, we offer post-market support services for drugs that have received approval for market use, such as product launch services, patient compliance programs, and medical communications programs for consumer and healthcare providers on product use and adverse events. We have extensive clinical trial experience across a multitude of therapeutic areas and encompassing various geographical areas, including regional, national and global studies.

     With more than 4,000 professionals in 48 facilities in 20 countries around the world, we have provided services to 42 of the top 50 pharmaceutical companies in the world as ranked by 1999 healthcare research and development spending, in addition to our work with leading biotechnology companies. We believe that we are the world's third largest provider of drug development services to pharmaceutical and biotechnology companies.

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

RESULTS OF OPERATIONS

     We record revenues from fixed-price contracts on a percentage-of-completion basis in our Development Group. We recognize revenues from time-and-materials contracts as hours are accumulated, multiplied by the billable rates for each contract in both our Development Group and Discovery Sciences Group. We record revenues net of reimbursement received from clients for pass-through expenses, which generally include subcontractor costs that consist of investigator fees, travel and other contract costs.

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

     We record our recurring operating expenses among four categories:

     .  direct costs;
     .  research and development;
     . selling, general and administrative; and . depreciation and amortization.

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

     Research and development expenses consist primarily of labor and related benefit charges associated with personnel performing internal research and development work, supplies associated with this work and an allocation of facility and information technology costs.

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

     Depreciation and amortization expenses consist of depreciation costs recorded on a straight-line method on property and equipment with an estimated useful life greater than one year. In addition, the excess of the purchase price of a business acquired over the fair value of net tangible assets and identifiable intangibles and acquired in-process research and development costs at the date of the acquisitions has been assigned to goodwill. Goodwill is being amortized over periods of 10 to 25 years.

Three Months Ended June 30, 2001 Versus Three Months Ended June 30, 2000

     Net revenue increased $18.0 million, or 21.4%, to $102.0 million in the second quarter of 2001 from $84.0 million in the second quarter of 2000. The Development Group accounted for 96.1% of net revenue for the second quarter of 2001. The Development Group generated net revenue of $98.0 million, an increase of $16.2 million, or 19.8%, from the 2000 second quarter. The growth in the Development Group operations was primarily attributable to an increase in the size, scope and number of contracts in the global contract research organization, or CRO, Phase 2 through 4 division, as well as an increase in the number of contracts in North America Phase 1 and laboratory services divisions.

     The Discovery Sciences Group generated net revenue of $4.0 million in the second quarter of 2001, an increase of $1.8 million, or 79.1%, from the second quarter of 2000. The growth in the Discovery Sciences operations was primarily attributable to an increase in service revenue, known as full time equivalent revenue, or FTE revenue, generated by the functional genomics division.

     Total direct costs increased 16.8% to $50.3 million in the second quarter of 2001 from $43.0 million in the second quarter of 2000. As a percentage of net revenue, total direct costs decreased to 49.3% for the second quarter of 2001 as compared to 51.2% in the same period of 2000. Development direct costs increased to $48.3 million in the second quarter of 2001 as compared to $41.8 million in the second quarter of 2000. The increased direct cost dollars resulted primarily from increased personnel costs due to the increase in the size and number of contracts in the global CRO Phase 2 through 4 division. Development Group direct costs decreased as a percentage of related net revenue to 49.3% in the second quarter of 2001 from 51.1% in the second quarter of 2000. This decrease is principally due to the mix of levels of personnel involved in the contracts performed, variations in the utilization of personnel and the mix of contracts being performed during each quarter. Discovery Sciences direct costs increased to $2.0 million in the second quarter of 2001 as compared to $1.2 million in the second quarter of 2000. This increase was primarily due to the increase in the functional genomics division's direct costs associated with its increased revenues.

     Research and development, or R&D, expenses were $1.1 million for the second quarter of 2001 and $0.9 million for the second quarter of 2000. This increase is due to the increase in spending on R&D in the Discovery Sciences segment.

     Selling, general and administrative, or SG&A, expenses increased 16.3% to $31.0 million in the second quarter of 2001 from $26.6 million in the second quarter of 2000. The increase was primarily attributable to additional administrative personnel and an increase in facility and information technology costs to support expanding operations. As a percentage of net revenue, SG&A expenses decreased to 30.4% in 2001 from 31.7% in the second quarter of 2000. This decrease is primarily attributable to the increase in revenue, and to a smaller extent, to increased efficiencies as our operations expand.

     Total depreciation and amortization expense increased $0.7 million, or 15.4%, to $4.9 million in the second quarter of 2001 from $4.2 million in the second quarter of 2000. The increase was related to the depreciation of the increased investment in property and equipment due primarily to our growth. Capital expenditures were $9.1 million for the second quarter of 2001. Additional software licenses related to our headcount increase, along with some prepaid software licenses and additional scientific equipment in our laboratories accounted for the majority of this capital investment.

     Operating income increased $5.6 million to $14.9 million in the second quarter of 2001, as compared to $9.3 million in the second quarter of 2000. As a percentage of net revenue, operating income of 14.6% in the second quarter of 2001 represents an improvement from 11.0% of net revenue in the same period in 2000. This increase was primarily due to our revenue growth and our focus on controlling the increase in both direct and administrative costs.

     Net interest and other income increased $0.1 million, or 6.5%, to $1.7 million for the second quarter of 2001 from $1.6 million in the second quarter of 2000. The increase was primarily the result of the increase in interest income due to larger average cash balances in 2001, partially offset by the lower interest rates in 2001.

     Our provision for income taxes increased $2.1 million, or 54.4%, to $6.1 million in the second quarter of 2001, as compared to $4.0 million in the second quarter of 2000. This increase resulted from increased income. Our effective income tax rate increased slightly to 37.0% in the second quarter of 2001 from 36.5% in the second quarter of 2000, primarily due to the geographic distribution of our pretax earnings among locations with varying tax rates.

     Net income of $10.5 million in the second quarter of 2001 represents an increase of $3.6 million over $6.9 million in the second quarter of 2000. Net income per diluted share of $0.20 for the second quarter of 2001 compares to $0.14 in the second quarter of 2000, as adjusted to reflect the one-for-one stock dividend distributed on May 11, 2001.

Six Months Ended June 30, 2001 Versus Six Months Ended June 30, 2000

     Net revenue increased $43.2 million, or 26.0%, to $209.0 million in the six months ended June 30, 2001 from $165.8 million for the corresponding 2000 period. The Development Group accounted for 91.8% of net revenue for the first six months of 2001. The Development Group generated net revenue of $191.8 million, an increase of $31.6 million, or 19.7%, from the same period in 2000. The growth in the Development Group operations was primarily attributable to an increase in the size, scope and number of contracts in the global CRO Phase 2 through 4 division, as well as an increase in the number of contracts in the North America Phase 1 and laboratory services divisions.

     The Discovery Sciences Group generated net revenue of $17.2 million in the first six months of 2001, an increase of $11.5 million, or 205.3%, from the first six months of 2000. The growth in the Discovery Sciences operations was primarily attributable to revenue generated by our sublicensing of the compound dapoxetine to Alza Corporation in the first quarter of 2001 and to an increase in FTE revenue generated by the functional genomics division.

     Total direct costs increased 19.4% to $100.8 million for the six months ended June 30, 2001 from $84.4 million for the corresponding 2000 period. As a percentage of net revenue, total direct costs decreased to 48.2% for the first six months of 2001 as compared to 50.9% for the same period of 2000. Development direct costs increased to $93.5 million for the six months ended June 30, 2001 as compared to $82.0 million for the six months ended June 30, 2000. The increased direct cost dollars resulted primarily from increased personnel costs due to the increase in the size and number of contracts in the global CRO Phase 2 through 4 division. Development Group direct costs decreased as a percentage of related net revenue to 48.8% from 51.2%. This decrease is principally due to the mix of levels of personnel involved in the contracts performed, variations in the utilization of personnel and the mix of contracts being performed during each period. Discovery Sciences direct costs increased to $7.3 million in the first six months of 2001 as compared to $2.4 million in the corresponding 2000 period. This increase was primarily due to the costs associated with sublicensing dapoxetine to Alza and the increase in the functional genomics division's direct costs.

     R&D expenses were $1.8 million for the six months ended June 30, 2001 and $1.7 million for the six months ended June 30, 2000. This increase is due to the increase in spending on R&D in the Discovery Sciences segment.

     SG&A expenses increased 14.4% to $60.6 million in the first six months of 2001 from $52.9 million in the first six months of 2000. The increase was primarily attributable to additional administrative personnel and an increase in facility and information technology costs to support expanding operations. As a percentage of net revenue, SG&A expenses decreased to 29.0% in 2001 from 31.9% in the same period last year. This decrease is primarily attributable to the increase in revenue and, to a smaller extent, to increased efficiencies as our operations expand.

     Total depreciation and amortization expense increased $1.5 million, or 17.8%, to $9.7 million in the six months ended June 30, 2001 from $8.2 million in the six months ended June 30, 2000. The increase was related to the depreciation of the increased investment in property and equipment due primarily to our growth. Capital expenditures were $13.4 million in the first six months of 2001. Additional software licenses related to our headcount increase and additional scientific equipment in our laboratories accounted for the majority of this capital investment.

     Operating income increased $17.5 million to $36.1 million in the six months ended June 30, 2001, as compared to $18.6 million for the same period last year. As a percentage of net revenue, operating income of 17.3% in the first six months of 2001 represents an improvement from 11.2% of net revenue in the same period in

2000. This increase was primarily due to the increase in revenue and our focus on controlling the increase in both direct and administrative costs as revenues increased.

     Net interest and other income increased $0.5 million, or 16.5%, to $3.5 million for the first six months of 2001 from $3.0 million in the first six months of 2000. The increase was primarily the result of the increase in interest income of $0.7 million due to larger average cash balances in 2001 partially offset by the lower interest rates in 2001.

     Our provision for income taxes increased $6.6 million, or 82.4%, to $14.6 million in the first six months of 2001, as compared to $8.0 million in the corresponding 2000 period. This increase resulted from increased income. Our effective income tax rate decreased to 36.9% for the six months ended June 30, 2001 from 37.2% for the six months ended June 30, 2000, primarily due to the geographic distribution of our pretax earnings among locations with varying tax rates.

     Net income of $25.0 million for the first six months of 2001 represented an improvement of $11.4 million over the same period a year ago. Net income per diluted share of $0.48 for the first six months of 2001 compares to net income per diluted share of $0.27 for the same period last year, as adjusted to reflect the one-for-one stock dividend distributed on May 11, 2001.

LIQUIDITY AND CAPITAL RESOURCES

     As of June 30, 2001, we had $119.1 million of cash and cash equivalents on hand. We have historically funded our operations and growth, including acquisitions, with cash flow from operations, borrowings and sales of our stock. We are exposed to changes in interest rates on cash equivalents, short-term investments, and amounts outstanding under notes payable and lines of credit. Our cash and cash equivalents and short-term investments are invested in financial instruments with interest rates based on financial market conditions.

     For the six months ended June 30, 2001, our operating activities provided $46.1 million in cash as compared to $18.9 million for the same period last year. The increase in cash flow from operations is primarily due to an increase in our net revenues and an increase in operating margins as a percentage of net revenues. For the 2001 period, net income of $25.0 million, depreciation and amortization of $9.7 million and the net increase of $11.4 million in operating assets and liabilities resulted in this increase in cash flow from operating activities.

     For the six months ended June 30, 2001, our investing activities used $12.8 million in cash. Purchases of property and equipment of $13.4 million were partially offset by $0.5 million received from the repayment of a note receivable.

     For the six months ended June 30, 2001, our financing activities provided $10.6 million in cash, as net proceeds from stock option exercises of $11.5 million were partially offset by $0.9 million in repayments of capital lease obligations.

     Working capital as of June 30, 2001 was $144.8 million, compared to $106.9 million at December 31, 2000. The increase in working capital was due primarily to the increase in cash and cash equivalents of $42.3 million in 2001. The number of days revenue outstanding in accounts receivable and unbilled services, net of unearned income, also known as DSO, were 41.6 and 52.7 days for the quarter ended June 30, 2001 and June 30, 2000, respectively. This decrease is a result of a focused effort by management on improving the accounts receivable collection process along with certain improved temporary terms regarding investigator fee down payments. We expect DSO in future periods will be approximately 50 days.

     In June 2001, we amended our revolving credit facility for $50.0 million from First Union National Bank. The primary purpose of the amendment was to extend the expiration date and to relax certain covenants governing financial ratios and investments. Indebtedness under the facility is unsecured and subject to traditional covenants relating to financial ratios. The unused portion of the loan is available to provide working capital and for general corporate purposes. As of June 30, 2001, there was no amount outstanding under this credit facility. This credit facility is currently scheduled to expire in June 2002, at which time any outstanding balance is due.

     In August 2000, we renegotiated a credit facility for $50.0 million from Wachovia Bank, N.A. Indebtedness under the line is unsecured and subject to traditional covenants relating to financial ratios and tangible net worth. As of June 30, 2001, there was no amount outstanding under this credit facility. This credit facility expires in August 2001, at which time any outstanding balance is due. We are currently negotiating an amendment to this credit facility and expect to extend the term for an additional one-year period.

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

Recently Issued Accounting Standards

     In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Investments and Hedging Activities," or SFAS No. 133. SFAS No. 133 establishes accounting and reporting standards for derivatives and hedging activities and supercedes several existing standards. SFAS No. 133, as amended by SFAS No. 137 and SFAS No. 138, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The adoption of SFAS No. 133 as of January 1, 2001 did not have a material impact on our consolidated financial statements.

     In July 2001, the FASB issued Statement of Financial Accounting Standards No. 141, "Business Combinations", or SFAS No. 141, and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets", or SFAS No. 142. We intend to adopt SFAS No. 141, which requires purchase accounting to be applied to business combinations initiated after June 30, 2001 by a for-profit organization. We intend to adopt SFAS No. 142 as of January 1, 2002, as required, and as of July 1, 2001 for goodwill and intangible assets acquired after June 30, 2001 (for the nonamortization and amortization provisions of the Statement). We are in the process of assessing the impact that SFAS No. 142 will have on our consolidated financial statements and on a preliminary basis, it does not appear to be significant.

Income Taxes

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

Inflation

     While most of our net revenues are earned under contract, the long-term contracts, those in excess of one year, generally include an inflation or cost of living adjustment for the portion of the services to be performed beyond one year from the contract date. As a result, we believe that the effects of inflation generally do not have a material adverse effect on our operations or financial condition.

POTENTIAL VOLATILITY OF QUARTERLY OPERATING RESULTS AND STOCK PRICE

     Our quarterly and annual operating results have fluctuated, and we expect that they will continue to fluctuate in the future. Factors that could cause these fluctuations include:

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

         We are exposed to foreign currency risk by virtue of our international operations. We conduct business in several foreign countries. Approximately 13% and 15% of our net revenues for the three-month periods ended June 30, 2000 and 2001, respectively, were derived from operations outside the United States. Funds generated by each subsidiary are generally reinvested in the country where they are earned. The operations in the United Kingdom generated more than 52% of our net revenue from foreign operations during the second quarter of 2001. Accordingly, we have some exposure to adverse movements in the pound sterling and other foreign currencies. The United Kingdom has traditionally had a relatively stable currency compared to our functional currency, the U.S. dollar. We anticipate that those conditions will persist for at least the next 12 months.

         The vast majority of our contracts are entered into by our United States or United Kingdom subsidiaries. The contracts entered into by the United States subsidiaries are almost always denominated in United States dollars. Contracts between our United Kingdom subsidiaries are generally denominated in pounds sterling, United States dollar or Euros. In most transactions involving multiple currencies, contractual provisions either limit or reduce the foreign currency risk.

         We do have some currency risk resulting from the passage of time between the invoicing of customers under contracts and the ultimate collection of customer payments against such invoices. If a contract is denominated in a currency other than the subsidiary's local currency, we recognize a receivable at the time of invoicing for the local currency equivalent of the foreign currency invoice amount. Changes in exchange rates from the time the invoice is prepared and payment from the customer is received will result in our receiving either more or less in local currency than the local currency equivalent of the invoice amount at the time the invoice was prepared and the receivable established. We recognize this difference as a foreign currency transaction gain or loss, as applicable, and report it in other income (expense).

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

         Translation of the balance sheet in this manner affects the shareholders' equity components of the balance sheet, referred to as the cumulative translation adjustment account. This account exists only in the foreign subsidiary's U.S. dollar balance sheet and is necessary to keep the foreign balance sheet stated in U.S. dollars in balance. Translation adjustments are reported within accumulated other comprehensive income (loss) as a separate component of shareholders' equity. To date, cumulative translation adjustments have not been material to our consolidated financial position. Adjustments might be material in the future to our financial statements.

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

        The 2001 Annual Meeting of Shareholders of the Company was held on May 15, 2001.

        At the Annual Meeting, the following proposals were voted upon:

        A proposal to amend the Corporation's bylaws permitting the Board of Directors to fix the number of directors from time to time within the currently prescribed minimum of eight and maximum of twelve was approved by the following vote:

               For                                          Against/1/
               ---                                          ---------

            20,515,630                                      679,256

        The following directors were elected to office for the ensuing year and were approved by the following votes:

                                     For              Against/1/
                                     ---              ---------

        Ernest Mario              21,144,128             50,758
        Fredric N. Eshelman       17,367,993          3,826,893
        John A. McNeill, Jr.      20,677,930            516,956
        Stuart Bondurant          21,138,097             56,789
        Frederick Frank           20,147,394          1,047,492
        Paul J. Rizzo             15,797,238          5,397,648
        Abraham E. Cohen          21,142,679             52,207
        Terry Magnuson            21,142,603             52,283
        Catherine M. Klema        21,143,309             51,577

        _______________________
        /1/ Includes abstentions.

Item 6. Exhibits and Reports on Form 8-K

(a)     Exhibits

        Exhibit 10.169 Sixth Amendment to Loan Agreement dated June 30, 2001, between Pharmaceutical Product Development, Inc. and First Union National Bank.

        Exhibit 10.170 Employment Agreement dated July 9, 2001 between Pharmaceutical Product Development, Inc. and Brainard Judd Hartman.

        Exhibit 10.162 has been updated to include Brainard Judd Hartman with severance of one year salary.

(b)     Reports on Form 8-K

        No reports on Form 8-K were filed during the quarter ended June 30, 2001.

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



                                   PHARMACEUTICAL PRODUCT DEVELOPMENT, INC.
                               -------------------------------------------------
                                               (Registrant)



                        By    /s/               Philippe Maitre
                               -------------------------------------------------
                                              Chief Financial Officer
                                           (Principal Financial Officer)


Date:  August 1, 2001