Form 10-Q
period 2001-09-30
PHARMACEUTICAL PRODUCT DEVELOPMENT INC
filed 2001-11-13
CIK 1003124

================================================================================
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549


                                    FORM 10-Q

(Mark One)
[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
       THE SECURITIES AND EXCHANGE ACT OF 1934.
       For the quarterly period ended September 30, 2001.


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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X   No ____
                                              ---

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 51,919,377 shares of common stock, par value $0.10 per share, as of October 31, 2001.

================================================================================
--------------------------------------------------------------------------------

                                      INDEX

                                                                                                       Page
                                                                                                       ----
Part I. FINANCIAL INFORMATION
Item 1. Financial Statements

     Consolidated Condensed Statements of Operations for the Three and Nine Months Ended
       September 30, 2000 and 2001 ...................................................................   3
     Consolidated Balance Sheets as of December 31, 2000 and September 30, 2001 ......................   4
     Consolidated Condensed Statements of Cash Flows for the Nine Months Ended
       September 30, 2000 and 2001 ...................................................................   5
     Notes to Consolidated Condensed Financial Statements ............................................   6
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations ........   9
Item 3. Quantitative and Qualitative Disclosures about Market Risk ...................................  16

Part II. OTHER INFORMATION
Item 6. Exhibits and Reports on Form 8-K .............................................................  17
Signature ............................................................................................  18

           PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                  (unaudited)
                    (in thousands, except per share amounts)

                                                                    Three Months Ended                  Nine Months Ended
                                                                        September 30,                     September 30,
                                                               ---------------------------       ----------------------------
                                                                   2000             2001              2000            2001
                                                               -----------       ---------       ------------    ------------
Development revenues, net of subcontractor costs of
    $34,007, $33,509, $86,693 and $118,862, respectively       $    83,741       $  103,995      $    243,926    $    295,813
Discovery sciences revenues, net of subcontractor costs of
    $57, $130, $112 and $296, respectively                           5,529            4,315            11,154          21,488
                                                               -----------       ----------      ------------    ------------
                  Net revenue                                       89,270          108,310           255,080         317,301
                                                               -----------       ----------      ------------    ------------

Direct costs - Development                                          42,583           50,280           124,604         143,810
Direct costs - Discovery sciences                                    1,797            2,105             4,207           9,388
Research and development                                               634            1,372             2,294           3,191
Selling, general and administrative expenses                        27,761           32,800            80,689          93,355
Depreciation and amortization                                        4,444            5,141            12,668          14,829
                                                               -----------       ----------      ------------    ------------
                                                                    77,219           91,698           224,462         264,573
                                                               -----------       ----------      ------------    ------------
                  Operating income                                  12,051           16,612            30,618          52,728

Interest income, net                                                 1,378            1,193             3,581           4,093
Other income, net                                                      613              316             1,438             944
                                                               -----------       ----------      ------------    ------------

Income before provision for income taxes                            14,042           18,121            35,637          57,765
                  Provision for income taxes                         5,266            6,614            13,294          21,258
                                                               -----------       ----------      ------------    ------------

                  Net income                                   $     8,776       $   11,507      $     22,343    $     36,507
                                                               ===========       ==========      ============    ============

Net income per share:
    Basic                                                      $      0.18       $     0.22      $       0.45    $       0.71
                                                               ===========       ==========      ============    ============
    Diluted                                                    $      0.17       $     0.22      $       0.45    $       0.70
                                                               ===========       ==========      ============    ============

Weighted average number of common shares outstanding:
    Basic                                                           50,090           51,891            49,776          51,556
    Dilutive effect of stock options                                   412              817               338             827
                                                               -----------       ----------      ------------    ------------
    Diluted                                                         50,502           52,708            50,114          52,383
                                                               ===========       ==========      ============    ============

  The accompanying notes are an integral part of these consolidated condensed financial statements.

           PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                     Assets
                                                                                   December 31,         September 30,
                                                                                       2000                 2001
                                                                                   ------------         -------------
                                                                                                         (unaudited)
Current assets:
   Cash and cash equivalents                                                         $   76,411          $   106,457
   Accounts receivable and unbilled services, net                                       118,400              165,015
   Investigator advances                                                                  4,104                4,025
   Prepaid expenses and other current assets                                             12,185               10,174
   Current maturities of notes receivable                                                   500                  500
   Deferred tax assets                                                                    2,133                4,839
                                                                                     ----------          -----------
     Total current assets                                                               213,733              291,010

Property and equipment, net                                                              60,240               80,145
Goodwill, net                                                                             9,034                8,198
Notes receivable, long-term portion                                                      19,000               18,500
Investments                                                                              38,755               38,755
Other assets, net                                                                         4,153                2,029
                                                                                     ----------          -----------
     Total assets                                                                    $  344,915          $   438,637
                                                                                     ==========          ===========

                           Liabilities and Shareholders' Equity

Current liabilities:
   Accounts payable                                                                  $    8,772          $     5,719
   Payables to investigators                                                              5,538                6,198
   Other accrued expenses                                                                38,248               45,820
   Unearned income                                                                       53,385               75,096
   Accrued income taxes                                                                     273               11,378
   Current maturities of long-term debt and capital lease obligations                       614                  972
                                                                                     ----------          -----------
     Total current liabilities                                                          106,830              145,183

Long-term debt and capital lease obligations, less current maturities                     1,353                1,540
Deferred rent and other                                                                   2,789                3,036
                                                                                     ----------          -----------
     Total liabilities                                                                  110,972              149,759
                                                                                     ----------          -----------
Shareholders' equity:
   Common stock                                                                           5,066                5,192
   Paid-in capital                                                                      142,975              163,141
   Retained earnings                                                                     91,007              127,514
   Deferred compensation                                                                      -               (1,087)
   Accumulated other comprehensive loss                                                  (5,105)              (5,882)
                                                                                     ----------          -----------
     Total shareholders' equity                                                         233,943              288,878
                                                                                     ----------          -----------

     Total liabilities and shareholders' equity                                      $  344,915          $   438,637
                                                                                     ==========          ===========

 The accompanying notes are an integral part of these consolidated condensed financial statements.

           PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (unaudited)
                                 (in thousands)

                                                                                    Nine Months Ended
                                                                                      September 30,
                                                                        ---------------------------------------
                                                                               2000                   2001
                                                                        ----------------       ----------------
Cash flows from operating activities:
   Net income                                                               $   22,343              $  36,507
   Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation and amortization                                             12,668                 14,828
      Stock compensation amortization                                                -                    362
      (Gain) loss on disposition of property and equipment, net                     (1)                    66
      Provision for doubtful accounts                                              130                    266
      Deferred income taxes                                                     (1,285)                  (729)
      Change in operating assets and liabilities                                     -                 (1,284)
                                                                            ----------              ---------
         Net cash provided by operating activities                              33,855                 50,016
                                                                            ----------              ---------
Cash flows from investing activities:

      Cash received from repayment of note receivable                              500                    500
      Purchase of investment                                                    (5,000)                     -
      Purchases of property and equipment                                      (16,305)               (32,224)
      Proceeds from sale of property and equipment                                 225                    177
      Net cash paid for acquisition                                             (1,500)                     -
                                                                            ----------              ---------
         Net cash used in investing activities                                 (22,080)               (31,547)
                                                                            ----------              ---------

Cash flows from financing activities:
      Principal repayments on long-term debt                                       (94)                   (27)
      Repayment of capital lease obligations                                      (446)                (1,123)
      Proceeds from exercise of stock options
        and employee stock purchase plan                                         4,095                 13,503
                                                                            ----------              ---------
         Net cash provided by financing activities                               3,555                 12,353
                                                                            ----------              ---------
Effect of exchange rate changes on cash and cash equivalents                    (2,984)                  (776)
                                                                            ----------              ---------
Net increase in cash and cash equivalents                                       12,346                 30,046
Cash and cash equivalents, beginning of the period                              61,251                 76,411
                                                                            ----------              ---------
Cash and cash equivalents, end of the period                                $   73,597              $ 106,457
                                                                            ==========              =========



  The accompanying notes are an integral part of these consolidated condensed financial statements.

           PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                  (unaudited)

1.        ACCOUNTING POLICIES

          The significant accounting policies followed by Pharmaceutical Product Development, Inc. and its subsidiaries (collectively the "Company") for interim financial reporting are consistent with the accounting policies followed for annual financial reporting. We prepared these unaudited consolidated condensed financial statements in accordance with Rule 10-01 of Regulation S-X and, in management's opinion, we have included all adjustments of a normal recurring nature necessary for a fair presentation. The accompanying consolidated condensed financial statements might not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the consolidated financial statements and notes thereto in the Company's Annual Report on Form 10-K for the year ended December 31, 2000. The results of operations for the three-month and nine-month periods ended September 30, 2001 are not necessarily indicative of the results to be expected for the full year or any other period. We derived the amounts on the December 31, 2000 consolidated condensed balance sheet from the audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

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

          Recent Accounting Pronouncements

          In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Investments and Hedging Activities," or SFAS No. 133. SFAS No. 133 establishes accounting and reporting standards for derivatives and hedging activities and supercedes several existing standards. SFAS No. 133, as amended by SFAS No. 137 and SFAS No. 138, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. Our adoption of SFAS No. 133 as of January 1, 2001 did not have a material impact on our consolidated financial statements.

          In July 2001, the FASB issued Statement of Financial Accounting Standards No. 141, "Business Combinations", or SFAS No. 141, and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets", or SFAS No. 142. We have adopted SFAS No. 141 as of July 1, 2001, which requires purchase accounting to be applied to business combinations initiated after June 30, 2001 by a for-profit organization. We intend to adopt SFAS No. 142 as of January 1, 2002, as required, and for goodwill and intangible assets acquired after June 30, 2001 (for the nonamortization and amortization provisions of the Statement), we will apply the required provisions as of the related acquisition date(s). We will no longer record amortization of goodwill in our financial statements as of January 1, 2002 as required by SFAS No. 142. Our estimated amortization expense for 2001 is approximately $900,000.

          In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", or SFAS No. 144, which supersedes SFAS No. 121 and portions of APB Opinion No. 30. SFAS No. 144 provides guidance on the recognition and impairment of long-lived assets to be held and used and for long-lived assets to be disposed. We intend to adopt SFAS No. 144 as of January 1, 2002, as required, and do not believe the adoption will have a material impact on our consolidated financial statements.

           PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                  (unaudited)

2.        PRINCIPLES OF CONSOLIDATION

          The accompanying unaudited consolidated condensed financial statements include the accounts and operations of Pharmaceutical Product Development, Inc. and its subsidiaries. We have eliminated all significant intercompany balances and transactions in consolidation.

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

5.        COMPREHENSIVE INCOME

          The Company's total comprehensive income for the three-month periods ended September 30, 2000 and 2001 was $8,096,000 and $11,888,000, respectively, and for the nine-month periods ended September 30, 2000 and 2001 was $20,688,000 and $35,730,000, respectively. The Company's other comprehensive (loss) gain consisted of a change in the cumulative foreign currency translation adjustment for the three-month periods ended September 30, 2000 and 2001 of ($1,101,000) and $381,000, respectively, and an unrealized gain on investment of $421,000 for the 2000 period. The Company's other comprehensive loss consisted of a decrease in the cumulative translation adjustment for the nine-month periods ended September 30, 2000 and 2001 of $2,984,000 and $777,000, respectively, and an unrealized gain on investment of $1,329,000 for the 2000 period.

6.        ACCOUNTS RECEIVABLE AND UNBILLED SERVICES:

          Accounts receivable and unbilled services, net, consisted of the following:

                                                        December 31,       September 30,
          (in thousands)                                    2000               2001
                                                       --------------      -------------
                                                                            (unaudited)
            Billed                                     $     81,584        $     106,757
            Unbilled                                         38,770               60,479
            Reserve for doubtful accounts                    (1,954)              (2,221)
                                                       ------------        -------------
                                                       $    118,400        $     165,015
                                                       ============        =============

            PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                  (unaudited)

7.       SUBSEQUENT EVENTS:

         In October 2001, PPD entered into a strategic investment with JPMorgan Partners (BHCA), L.P., the Chairman of PPD's Board of Directors, and the Chief Executive Officer of PPD (collectively, the "Investors"). The Investors formed a new entity, Apothogen, Inc., to engage in the business of acquiring, developing and commercializing pharmaceutical products. The Investors have committed to provide financing to Apothogen through the purchase of Apothogen's Series A convertible preferred stock. PPD's maximum total capital commitment to Apothgen is $18 million.

         PPD will account for its investment in Apothogen under the equity basis method of accounting due to its ability to exercise significant influence. Accordingly, based on its ownership of 14.75% of Apothogen's Series A convertible preferred stock, PPD will currently recognize 14.75% of the net earnings or losses of Apothogen. To date, PPD has contributed approximately $295,000 to Apothogen.

         PPD is the exclusive provider of drug development and clinical research program management services to Apothogen pursuant to a master service agreement between the parties. PPD also granted Apothogen a first right to negotiate an exclusive license with respect to compounds acquired or licensed by PPD after October 5, 2001. For more detailed information on this transaction, see our Current Report on Form 8-K filed with the Securities and Exchange Commission on October 16, 2001.

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

FORWARD-LOOKING STATEMENTS

         This Form 10-Q contains forward-looking statements within the meaning of the federal securities laws. These statements relate to future events or our future financial performance. Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events or performances, expectations, predictions, assumptions and other statements that are not statements of historical facts. In some cases, you can identify forward-looking statements by terminology such as "might", "will", "should", "expect", "plan", "anticipate", "believe", "estimate", "predict", "intend", "potential" or "continue", or the negative of these terms, or other comparable terminology. These statements are only predictions. These statements rely on a number of assumptions and estimates which could be inaccurate and which are subject to risks and uncertainties. Actual events or results might differ materially due to a number of factors, including those listed in "Potential Volatility of Quarterly Operating Results and Stock Price". Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. We generally undertake no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

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

         With more than 4,300 professionals in 20 countries around the world, we have provided services to 38 of the top 50 pharmaceutical companies in the world as ranked by 2000 healthcare research and development spending, in addition to our work with leading biotechnology companies. We believe that we are the world's third largest provider of drug development services to pharmaceutical and biotechnology companies.

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

RESULTS OF OPERATIONS

         We recognize revenues from fixed-price contracts on a percentage-of-completion basis in our Development Group. We recognize revenues from time-and-materials contracts as hours are accumulated, multiplied by the billable rates for each contract in both our Development Group and Discovery Sciences Group. We record revenues net of reimbursement received from clients for pass-through expenses, which generally include subcontractor costs that consist of investigator fees, travel and other contract costs.

         Discovery Sciences Group revenues also include nonrefundable technology license fees and milestone payments. Nonrefundable license fees received at the initiation of license agreements for which we have an ongoing research and development commitment are deferred and recognized ratably over the period of the related research and development. Nonrefundable license fees received under license agreements for which we are not obligated to perform future research and development services are recognized upon delivery of the technology. These fees are generally up-front payments for the initial license of and access to our technology. In addition to license fees, our Discovery Sciences Group also generates revenue from time to time in the form of milestone payments. Although these payments are typically lower than up-front license fees, these payments can be significant from a scientific standpoint due to achieving the specified milestone.

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

         Research and development, or R&D, expenses consist primarily of labor and related benefit charges associated with personnel performing internal research and development work, supplies associated with this work and an allocation of facility and information technology costs.

         Selling, general and administrative expenses, or SG&A, consist primarily of administrative payroll and related benefit charges, advertising and promotional expenses, recruiting and relocation expenses, administrative travel, and an allocation of facility and information technology costs. Included in administrative payroll are costs associated with operational employees managing direct staff, underutilization of direct staff, and administrative support functions.

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

Subsequent Events

         In October 2001, PPD entered into a strategic investment with JPMorgan Partners (BHCA), L.P., the Chairman of PPD's Board of Directors, and the Chief Executive Officer of PPD (collectively, the "Investors"). The Investors formed a new entity, Apothogen, Inc., to engage in the business of acquiring, developing and commercializing pharmaceutical products. The Investors have committed to provide financing to Apothogen through the purchase of Apothogen's Series A convertible preferred stock. PPD's maximum total capital commitment to Apothgen is $18 million.

     PPD will account for its investment in Apothogen under the equity basis method of accounting due to its ability to exercise significant influence. Accordingly, based on its ownership of 14.75% of Apothogen's Series A convertible preferred stock, PPD will currently recognize 14.75% of the net earnings or losses of Apothogen. To date, PPD has contributed approximately $295,000 to Apothogen.

     PPD is the exclusive provider of drug development and clinical research program management services to Apothogen pursuant to a master service agreement between the parties. PPD also granted Apothogen a first right to negotiate an exclusive license with respect to compounds acquired or licensed by PPD after October 5, 2001. For more detailed information on this transaction, see our Current Report on Form 8-K filed with the Securities and Exchange Commission on October 16, 2001.

Three Months Ended September 30, 2001 Versus Three Months Ended September 30,
2000

     Net revenue increased $19.0 million, or 21.3%, to $108.3 million in the third quarter of 2001 from $89.3 million in the third quarter of 2000. The Development Group accounted for 96.0% of net revenue for the third quarter of 2001. The Development Group generated net revenue of $104.0 million, an increase of $20.3 million, or 24.2%, from the 2000 third quarter. The growth in the Development Group operations was primarily attributable to an increase in the size, scope and number of contracts in the global contract research organization, or CRO, Phase 2 through 4 division, as well as an increase in the number of contracts in the laboratory services divisions.

     The Discovery Sciences Group generated net revenue of $4.3 million in the third quarter of 2001, a decrease of $1.2 million, or 22.0%, from the third quarter of 2000. The decrease in revenue for the Discovery Sciences operations was primarily attributable to revenue in the third quarter of 2000 from an up-front payment for initial license and technology access fees at the beginning of a project. The Discovery Sciences Group did have a milestone in Q3 2001, which was not material financially, but was a significant scientific milestone. The Discovery Sciences Group service revenue, known as full-time equivalent revenue, or FTE revenue, for the third quarter of 2001 increased 22.5% from the third quarter of 2000 for the functional genomics division.

     Total direct costs increased 18.0% to $52.4 million in the third quarter of 2001 from $44.4 million in the third quarter of 2000. As a percentage of net revenue, total direct costs decreased to 48.4% for the third quarter of 2001 as compared to 49.7% in the same period of 2000. Development Group direct costs increased to $50.3 million in the third quarter of 2001 as compared to $42.6 million in the third quarter of 2000. The increased direct cost dollars resulted primarily from higher personnel costs due to the increase in the size and number of contracts in the global CRO Phase 2 through 4 division. Development Group direct costs decreased as a percentage of related net revenue to 48.3% in the third quarter of 2001 from 50.9% in the third quarter of 2000. This decrease is principally due to the mix of levels of personnel involved in the contracts performed, variations in the utilization of personnel and the mix of contracts being performed during each quarter. Discovery Sciences direct costs increased to $2.1 million in the third quarter of 2001 as compared to $1.8 million in the third quarter of 2000. This increase was primarily due to the increase in the functional genomics division's direct costs associated with its increased FTE revenue.

     R&D expenses were $1.4 million for the third quarter of 2001 and $0.6 million for the third quarter of 2000. This 116.4% increase was primarily due to the increase in spending on R&D in the Discovery Sciences segment. The Discovery Sciences segment has doubled the number of employees currently working on R&D as compared to the third quarter of 2000.

     SG&A expenses increased 18.2% to $32.8 million in the third quarter of 2001 from $27.8 million in the third quarter of 2000. The increase was primarily attributable to additional administrative personnel costs and an increase in recruiting costs associated with new hires to support our expanding operations. As a percentage of net revenue, SG&A expenses decreased to 30.3% in the third quarter of 2001 from 31.1% in the same period for 2000. This decrease was primarily attributable to the increase in revenue, and to a smaller extent, to increased efficiencies as our operations expand.

     Total depreciation and amortization expense increased $0.7 million, or 15.7%, to $5.1 million in the third quarter of 2001 from $4.4 million in the third quarter of 2000. The increase was related to the depreciation of our increased investment in property and equipment due primarily to our growth. Capital expenditures were $18.8 million for the third quarter of 2001. The acquisition of a new airplane to replace our previous one, which was more than 27 years old, as well as additional facility costs related to our laboratories to increase capacity, accounted for the majority of this capital investment.

     Operating income increased $4.6 million, or 37.9%, to $16.6 million in the third quarter of 2001 from $12.0 million in the third quarter of 2000. As a percentage of net revenue, operating income of 15.3% in the third quarter of 2001 represents an improvement from 13.5% of net revenue in the same period in 2000. This increase was primarily due to our revenue growth and our focus on controlling the increase in both direct and administrative costs.

     Net interest and other income decreased $0.5 million, or 24.2%, to $1.5 million for the third quarter of 2001 from $2.0 million in the third quarter of 2000. The decrease was the result of a decrease in miscellaneous revenue and a decrease in interest income due to the lower interest rates in the third quarter of 2001.

     Our provision for income taxes increased $1.3 million, or 25.6%, to $6.6 million in the third quarter of 2001, as compared to $5.3 million in the third quarter of 2000. This increase resulted from increased income. Our effective income tax rate decreased to 36.5% in the third quarter of 2001 from 37.5% in the third quarter of 2000, primarily due to the geographic distribution of our pretax earnings among locations with varying tax rates.

     Net income of $11.5 million in the third quarter of 2001 represents an increase of $2.7 million over $8.8 million in the third quarter of 2000. Net income per diluted share of $0.22 for the third quarter of 2001 compares to $0.17 in the third quarter of 2000, as adjusted to reflect the one-for-one stock dividend distributed on May 11, 2001, which was accounted for as a stock split.

Nine Months Ended September 30, 2001 Versus Nine Months Ended September 30, 2000

     Net revenue increased $62.2 million, or 24.4%, to $317.3 million in the nine months ended September 30, 2001 from $255.1 million for the corresponding 2000 period. The Development Group accounted for 93.2% of net revenue for the first nine months of 2001. The Development Group generated net revenue of $295.8 million, an increase of $51.9 million, or 21.3%, from the same period in 2000. The growth in the Development Group operations was primarily attributable to an increase in the size, scope and number of contracts in the global CRO Phase 2 through 4 division, as well as an increase in the number of contracts in the laboratory services divisions.

     The Discovery Sciences Group generated net revenue of $21.5 million in the first nine months of 2001, an increase of $10.3 million, or 92.6%, from the first nine months of 2000. The growth in the Discovery Sciences operations was primarily attributable to revenue generated by our sublicensing of the compound dapoxetine to Alza Corporation in the first quarter of 2001 and to an 86% increase in FTE revenue generated by the functional genomics division. This increase in revenue was partially offset by an up-front payment for initial license and technology access fees at the beginning of a project that was signed in the third quarter of 2000.

     Total direct costs increased 18.9% to $153.2 million for the nine months ended September 30, 2001 from $128.8 million for the corresponding 2000 period. As a percentage of net revenue, total direct costs decreased to 48.3% for the first nine months of 2001 as compared to 50.5% for the same period of 2000. Development Group direct costs increased to $143.8 million for the nine months ended September 30, 2001 as compared to $124.6 million for the nine months ended September 30, 2000. The increased direct cost dollars resulted primarily from higher personnel costs due to the increase in the size and number of contracts in the global CRO Phase 2 through 4 division. Development Group direct costs decreased as a percentage of related net revenue to 48.6% for the nine-month period ended September 30, 2001 from 51.1% for the same period in 2000. This decrease is principally due to the mix of levels of personnel involved in the contracts performed, variations in the utilization of personnel and the mix of contracts being performed during each period. Discovery Sciences direct costs increased to $9.4 million in the first nine months of 2001 as compared to $4.2 million in the corresponding 2000 period. This increase was primarily due to the costs associated with sublicensing dapoxetine to Alza and the increase in the functional genomics division's direct costs associated with its increased FTE revenues.

     R&D expenses were $3.2 million for the nine months ended September 30, 2001 and $2.3 million for the nine months ended September 30, 2000. This 39.1% increase was primarily due to the increase in spending on R&D in the Discovery Sciences segment. The Discovery Sciences segment has doubled the number of employees currently working on R&D as compared to September 30, 2000.

     SG&A expenses increased 15.7% to $93.4 million in the first nine months of 2001 from $80.7 million in the first nine months of 2000. The increase was primarily attributable to additional administrative personnel costs and an increase in recruiting costs associated with new hires to support our expanding operations. As a percentage of net revenue, SG&A expenses decreased to 29.4% in the first nine months of 2001 from 31.6% in the same period last year. This decrease is primarily attributable to the increase in revenue and, to a smaller extent, to increased efficiencies as our operations expand.

     Total depreciation and amortization expense increased $2.1 million, or 17.1%, to $14.8 million in the nine months ended September 30, 2001 from $12.7 million in the nine months ended September 30, 2000. The increase was related to the depreciation of our increased investment in property and equipment due primarily to our growth. Capital expenditures were $32.2 million in the first nine months of 2001. The acquisition of a new airplane to replace our previous one, which was more than 27 years old, as well as additional facility costs related to our laboratories to increase capacity, additional software licenses related to our headcount increase and additional scientific equipment in our laboratories, accounted for the majority of this capital investment.

     Operating income increased $22.1 million, or 72.2%, to $52.7 million in the nine months ended September 30, 2001 from $30.6 million for the same period last year. As a percentage of net revenue, operating income of 16.6% in the first nine months of 2001 represents an improvement from 12.0% of net revenue in the same period in 2000. This increase was primarily due to the increase in revenue and our focus on controlling the increase in both direct and administrative costs as revenues increased.

     Net interest and other income remained consistent at $5.0 million for first nine months of 2001 and 2000, as the effect of lower interest rates during 2001 were offset by increased cash balances.

     Our provision for income taxes increased $8.0 million, or 59.9%, to $21.3 million in the first nine months of 2001, as compared to $13.3 million in the corresponding 2000 period. This increase resulted from increased income. Our effective income tax rate decreased to 36.8% for the nine months ended September 30, 2001 from 37.3% for the nine months ended September 30, 2000, primarily due to the geographic distribution of our pretax earnings among locations with varying tax rates.

     Net income of $36.5 million for the first nine months of 2001 represented an improvement of $14.2 million over the same period a year ago. Net income per diluted share of $0.70 for the first nine months of 2001 compares to net income per diluted share of $0.45 for the same period last year, as adjusted to reflect the one-for-one stock dividend distributed on May 11, 2001, which was accounted for as a stock split.

LIQUIDITY AND CAPITAL RESOURCES

     As of September 30, 2001, we had $106.5 million of cash and cash equivalents on hand. We have historically funded our operations and growth, including acquisitions, with cash flow from operations, borrowings and sales of our stock.

     For the nine months ended September 30, 2001, our operating activities provided $50.0 million in cash as compared to $33.9 million for the same period last year. The increase in cash flow from operations is primarily due to an increase in our net income. For the 2001 period, net income of $36.5 million, depreciation and amortization of $14.8 million and the net decrease of $1.7 million in operating assets and liabilities resulted in this increase in cash flow from operating activities.

     For the nine months ended September 30, 2001, our investing activities used $31.5 million in cash. Purchases of property and equipment of $32.2 million were partially offset by $0.5 million received from the repayment of a note receivable.

     For the nine months ended September 30, 2001, our financing activities provided $12.4 million in cash, as net proceeds from the exercise of stock options and employee stock purchase plan of $13.5 million were partially offset by $1.1 million in repayments of capital lease obligations.

     Working capital as of September 30, 2001 was $145.8 million, compared to $106.9 million at December 31, 2000. The increase in working capital was due primarily to the increase in cash and cash equivalents of $30.0 million in 2001. The number of days revenue outstanding in accounts receivable and unbilled services, net of unearned income, also known as DSO, were 51.1 and 65.1 days for the quarter ended September 30, 2001 and September 30, 2000, respectively. This decrease is a result of a focused effort by management on improving the accounts receivable collection process. We expect that DSO in future periods will be approximately 50 days.

     In June 2001, we amended our revolving credit facility for $50.0 million from First Union National Bank. The primary purpose of the amendment was to extend the expiration date and to relax covenants governing financial ratios and investments. Indebtedness under the facility is unsecured and subject to traditional covenants relating to financial ratios. Borrowings under this credit facility are available to provide working capital and for general corporate purposes. As of September 30, 2001, there was no amount outstanding under this credit facility. This credit facility is currently scheduled to expire in June 2002, at which time any outstanding balance is due.

     In July 2001, we amended our revolving credit facility for $50.0 million from Wachovia Bank, N.A. The primary purpose of the amendment was to extend the expiration date and to relax covenants governing financial ratios and investments. Indebtedness under the line is unsecured and subject to traditional covenants relating to financial ratios. As of September 30, 2001, there was no amount outstanding under this credit facility. This credit facility is currently scheduled to expire in July 2002, at which time any outstanding balance is due.

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

Recently Issued Accounting Standards

     In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Investments and Hedging Activities," or SFAS No. 133. SFAS No. 133 establishes accounting and reporting standards for derivatives and hedging activities and supercedes several existing standards. SFAS No. 133, as amended by SFAS No. 137 and SFAS No. 138, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. Our adoption of SFAS No. 133 as of January 1, 2001 did not have a material impact on our consolidated financial statements.

     In July 2001, the FASB issued Statement of Financial Accounting Standards No. 141, "Business Combinations", or SFAS No. 141, and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets", or SFAS No. 142. We have adopted SFAS No. 141 as of July 1, 2001, which requires purchase accounting to be applied to business combinations initiated after June 30, 2001 by a for-profit organization. We intend to adopt SFAS No. 142 as of January 1, 2002, as required, and for goodwill and intangible assets acquired after June 30, 2001 (for the nonamortization and amortization provisions of the Statement), we will apply the required provisions as of the related acquisition date(s). We will no longer record amortization of goodwill in our financial statements as of January 1, 2002 as required by SFAS No. 142. Our estimated amortization expense for 2001 is approximately $900,000.

     In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", or SFAS No. 144, which supersedes SFAS No. 121 and portions of APB Opinion No. 30. SFAS No. 144 provides guidance on the recognition and impairment of long-lived assets to be held and used and for long-lived assets to be disposed. We intend to adopt SFAS No. 144 as of January 1, 2002, as required, and do not believe the adoption will have a material impact on our consolidated financial statements.

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

     We are exposed to foreign currency risk by virtue of our international operations. We conduct business in several foreign countries. Approximately 10.7% and 15.5% of our net revenues for the three-month periods ended September 30, 2000 and 2001, respectively, were derived from operations outside the United States. Funds generated by each subsidiary are generally reinvested in the country where they are earned. The operations in the United Kingdom generated more than 59% of our net revenue from foreign operations during the third quarter of 2001. Accordingly, we have some exposure to adverse movements in the pound sterling and other foreign currencies. The United Kingdom has traditionally had a relatively stable currency compared to our functional currency, the U.S. dollar. We anticipate that those conditions will persist for at least the next 12 months.

     The vast majority of our contracts are entered into by our United States or United Kingdom subsidiaries. The contracts entered into by our United States subsidiaries are almost always denominated in U.S. dollars. The contracts entered into by our United Kingdom subsidiaries are generally denominated in pounds sterling, U.S. dollars or Euros. In most transactions involving multiple currencies, contractual provisions either limit or reduce the foreign currency risk.

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

Part II.  Other Information

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits

         Exhibit 10.169 Sixth Amendment to Loan Agreement dated June 30, 2001, between Pharmaceutical Product Development, Inc. and First Union National Bank.

         Exhibit 10.171 First Amendment dated June 30, 2001, by and among Spotlight Health, Inc., Pharmaceutical Product Development, Inc. and First Union National Bank.


         Exhibit 10.172 Amended and Restated Loan Agreement, dated July 31, 2001, between Pharmaceutical Product Development, Inc. and Wachovia Bank, N.A.


         Exhibit 10.173 Second Amendment to and Reaffirmation of Subordination and Intercreditor Agreement dated June 30, 2001, between First Union National Bank and Applied Bioscience International Inc.

         Exhibit 10.174 Amendment No. 4 to Credit and Security Agreement dated June 30, 2001, between Applied Bioscience International Inc., Environ Holdings, Inc. and Environ International Corporation and Environ Facility Services Corporation.

         Exhibit 10.169 is being refiled due to a typographical error in the previous filing.


 (b)     Reports on Form 8-K

         No reports on Form 8-K were filed during the quarter ended September 30, 2001.

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

                                     PHARMACEUTICAL PRODUCT DEVELOPMENT, INC.
                                ------------------------------------------------
                                                 (Registrant)



                            By  /s/             Philippe Maitre
                                ------------------------------------------------
                                            Chief Financial Officer
                                         (Principal Financial Officer)

Date: November 13, 2001