Form 10-K405
period 2001-12-31
PHARMACEUTICAL PRODUCT DEVELOPMENT INC
filed 2002-02-21
CIK 1003124

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended December 31, 2001

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _______________ to _______________


                         Commission file number 0-27570

                    PHARMACEUTICAL PRODUCT DEVELOPMENT, INC.
             (Exact name of registrant as specified in its charter)

             North Carolina                          56-1640186
   (State or other jurisdiction of        (IRS Employer Identification No.)
    incorporation or organization)

    3151 South Seventeenth Street
      Wilmington, North Carolina                        28412
(Address of principal executive offices)             (Zip Code)


       Registrant's telephone number, including area code: (910) 251-0081

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:

                     Common Stock, par value $0.10 per share
                                (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X   No_____
    -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the common stock held by non-affiliates of the registrant was approximately $1.4 billion as of February 15, 2002, based upon the closing price of the Common Stock on that date on the NASDAQ National Market System. Shares of Common Stock held by each executive officer and director and by each person who owns 10% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status might not be conclusive for other purposes.

The number of shares outstanding of the registrant's class of Common Stock, par value $0.10 per share, was 52,051,829 as of February 15, 2002.

                       DOCUMENTS INCORPORATED BY REFERENCE

The Company's definitive Proxy Statement for its 2002 Annual Meeting of Stockholders (certain parts as indicated in Part III).

                                     PART I

         Statements in this Report that are not descriptions of historical facts are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements reflect management's current view with respect to future events and financial performance, but are subject to risks and uncertainties. Actual results could differ materially from those currently anticipated due to a number of factors, including those set forth herein and in our other SEC filings, and including, in particular the factors discussed in Item 1 under the heading "Factors that Might Affect our Business or Stock Price". Because a large percentage of our operating costs are relatively fixed, variations in the timing and progress of large contracts can materially affect results.

Item 1.   Business

Overview

         We are a leading global provider of drug discovery and development services to pharmaceutical and biotechnology companies. Our corporate mission is to help clients maximize the return on their research and development investments. We offer therapeutic expertise, advanced technologies and comprehensive resources for both drug discovery and drug development.

         We have been in the drug development business for more than 15 years. Our development services include preclinical programs through Phase 1 to Phase 4 clinical development. In addition, we also offer post-market support services for drugs receiving approval for market use, such as product launch services, patient compliance programs, and medical communications programs for consumer and healthcare providers on product use and adverse events. We have extensive clinical trial experience across a multitude of therapeutic areas that encompass various geographical areas, including regional, national and global studies.

         With more than 4,500 professionals in 20 countries around the world, we provided services to 38 of the top 50 pharmaceutical companies in the world as ranked by 2000 healthcare research and development spending, in addition to our work with leading biotechnology companies. We believe that we are the world's second largest provider of drug development services to pharmaceutical and biotechnology companies in terms of 2001 annual net revenues.

         Building on our outsourcing relationship with pharmaceutical and biotechnology clients, we established our discovery services group in 1997. This group focuses on functional genomics, which is the study of gene functions to identify drug targets within the body, as well as biological chemistry research and preclinical biology services for biopharmaceutical clients. In addition, in 2001 we formed a dedicated team to focus on research and development using our functional genomics proprietary platform to internally generate intellectual property.

         In addition, we developed an innovative risk-sharing research and development model to help pharmaceutical and biotechnology clients develop compounds. Through these arrangements, we help our clients research and evaluate the development potential for early stage compounds, when their investment is significantly less than the amount at risk at later development phases.

         We believe that our integrated drug discovery and development services offer our clients a way to identify and develop successful drugs more quickly and cost effectively. We also use our proprietary informatics technology to support our drug discovery and development services. In addition, because we are positioned globally, we are able to accommodate the multinational drug discovery and development needs of our customers. As a result of having these core areas of expertise in discovery and development, we can provide integrated services across the entire drug development spectrum, from target discovery to market and beyond.

Industry Overview

         According to PhRMA and industry research analysts, the pharmaceutical and biotechnology industries spent approximately $58 billion on global research and development in 2001. Of this amount, two-thirds, or $39 billion, was attributable to development. With industry-wide outsourcing penetration estimated at 25% by industry experts, the total market for outsourced development in 2001 approximated $10 billion. Excluding subcontracted investigator fees from this figure, the CRO market in 2001 approached $6 billion. Discovering and developing new drugs is an extremely expensive and time-consuming process. The Tufts Center for the Study of Drug Development estimates the cost to develop a new prescription drug to be $802 million and that it takes between 10 and 15 years to develop a new prescription drug and obtain approval to market it in the United States.

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

         Lead Generation. Scientists now design compound libraries to provide a starting point to identify leads in the drug discovery process and to better understand the biochemistry and therapeutic relevance of targets. High quality libraries will contain compounds of known purity, structure and weight, and will also have diverse structural variations. Once a hit is identified in a functional assay, the compound is profiled for drug characteristics such as solubility, metabolism, stability and feasibility for commercial production.

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

         Process Research and Development. Compounds created for screening in lead generation and lead optimization are made in relatively small, milligram quantities. Before a drug candidate can be taken into preclinical and clinical trials, larger quantities must be produced. The goal of process research is to improve the ease with which compounds can be produced in these larger quantities, typically by minimizing the number of production steps, and to determine how to reduce the time and cost of production. Process development refers to the production scale-up and further refinement required for clinical trials and commercial manufacturing.

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

         Prior to commencing human clinical trials in the United States, a company must file an Investigational New Drug, or IND, application with the FDA which contains details for at least one study protocol and outlines of other planned studies. The company must provide available manufacturing data, preclinical data, information about any use of the drug in humans for other purposes and a detailed plan for the proposed clinical trials. The design of these trials, also referred to as the study protocols, is essential to the success of the drug development effort. The protocols must correctly anticipate the nature of the data to be generated and results that the FDA will require before approving the drug. If the FDA does not comment within 30 days after an IND filing, human clinical trials may begin.

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

         After the successful completion of all three clinical phases, a company submits a New Drug Application, or NDA, or a Product License Application, or PLA, to the FDA requesting that the drug be approved for marketing. The NDA or PLA is a comprehensive, multi-volume filing that includes, among other things, the results of all preclinical and clinical studies. The FDA's review can last from a few months to several years, depending on the drug and the disease state that is being treated. Drugs that successfully complete this review may be marketed in the United States. As a condition to its approval of a drug, the FDA might require additional clinical trials following receipt of approval, in order to monitor long-term risks and benefits, to study different dosage levels or to evaluate different safety and efficacy parameters in target populations. In recent years, the FDA has increased its reliance on these trials, known as Phase 3b and Phase 4 trials, which allow new drugs that show early promise to reach patients without the delay typically associated with the conventional review process.

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

The PPD Solution

         We address the needs of the pharmaceutical and biotechnology industries for drug discovery and development by providing integrated services to help our clients maximize the return on their research and development investments. We believe that our application of innovative technologies, therapeutic expertise and commitment to quality throughout our integrated drug discovery and development services offer our clients a way to identify and develop successful drugs more quickly and cost effectively. We have developed significant drug development expertise from over 15 years of operation. Over the past four years, we have expanded our services to include drug discovery services to help our clients identify potential new drug candidates, reduce drug discovery time and minimize unproductive compound development. We also use our proprietary informatics technology to support our drug discovery and development services and offer alternative models for virtual drug development. Lastly, because we are positioned globally, we are able to accommodate the multinational drug discovery and development needs of our customers.

Our Strategy

         Our corporate mission is to help clients maximize the return on their research and development investments. The key parts of our strategy to accomplish this mission include the following:

     .   Continue to build upon our core competencies. We are an established
         --------------------------------------------
         company led by executives with significant discovery and development experience in major pharmaceutical companies bringing successful drugs to market throughout the world. This experience and expertise constitute our core operational strengths. Our effective performance in drug development services has made us, we believe, the second largest provider of those services in the world. We are continually leveraging this expertise as we expand our drug discovery services, informatics and collaborations to develop new drugs, such as our risk-sharing partnership for development of early stage compounds.

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

     .   Further develop intellectual property rights. We believe that one of
         --------------------------------------------
         the keys to our long-term performance is the development of our intellectual property rights in a variety of areas, including genomics, chemistry and software. We expect to invest more in developing our functional genomics technology, the GSX/TM/ system, including the development of databases of functional information on genes. In the future we might, internally or through a partner, develop screening assays for our targets. We also plan to synthesize additional chemical libraries, both for sale and directed at specific targets. We expect to continue to develop associated software, such as our SAR System/TM/ for chemical library design and First Pass/TM/ for preclinical development program planning.

     .   Continue to master and incorporate advanced technologies into our
         -----------------------------------------------------------------
         service offerings. We believe that optimizing the use of advanced
         -----------------
         technologies can accelerate the drug development process and yield valuable marketing information. We have broad experience in the use of technology in drug discovery and development services, and offer a wide range of technology-based products and services. We use a mixture of commercially available third-party systems and selected internally developed software to offer our clients advanced technology for expediting the drug discovery and development processes. As new technologies develop, we equip and train our employees to make use of technological innovations. We also plan to continue to leverage and build strategic technology relationships, such as those with Oracle Corp and PhaseForward.

     .   Continue to pursue collaborative drug candidate licensing
         ---------------------------------------------------------
         relationships. We plan to continue to selectively seek opportunities
         -------------
         for risk sharing arrangements on early stage compound discovery and development. These in-licensing arrangements could provide us with opportunities, after further development, to license compounds back to the originating company or to others in exchange for up-front, milestone and royalty payments. We also periodically evaluate in-licensing opportunities from companies and from academic institutions seeking outlets for the continued development of their discoveries. We also intend to selectively pursue out-licensing arrangements where we would own discoveries made by us while providing drug discovery services to a customer, which we would be able to license or sell for commercial development.

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

     .   Continue to pursue strategic acquisitions and investments. We will
         ---------------------------------------------------------
         continue to actively seek strategic acquisitions and investments, both within and complementary to our current products and services. Our criteria for acquisitions and investments include complementary client lists, ability to increase market share within and across clients, complementary therapeutic area and service segment strengths, strategic geographic capabilities, particular process expertise, and complementary services, products or technologies.

Our Services

         We have been providing our core drug development services for over 15 years. Over the past few years, we have expanded our service portfolio to include discovery and post-market support services. We provide services designed to increase efficiency, reduce timelines and save costs through our global infrastructure, integrated research and development technologies and experience, and customer-focused communications.

     Our Discovery Sciences Group

         Our Discovery Sciences Group was established in 1997 and focuses on the discovery research segment of the pharmaceutical research and development outsourcing market. We have acquired or developed proprietary genetic and chemical technologies to improve the productivity of biopharmaceutical research and development. These technologies cover a number of discovery techniques, including our patented GSX system, a functional genomics platform technology to find and confirm drug targets, biochemistry to optimize the targets and preclinical biology to validate and prioritize these potential drug targets.

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

         The basis for and the advantage of our proprietary GSX system are that it identifies essential genes in a disease pathway based on function. A change in biological function observed by our scientists enables them to identify a gene that has a causal link to a particular disease. In the GSX system, we start with a set of genes that we want to test as potential drug targets. These genes are then broken up to generate a collection of small, random strings of nucleotides, referred to as gene fragments. These gene fragments are then put into test cells where the fragments will be converted into protein, or "expressed." Our scientists observe the test cells to detect any change in a particular function. We expect that some of the gene fragments will alter the activity of a component of the test cells causing a desired change in a cellular property, or "phenotype." Thus, it is essential to have cells that display a desired biological property that is known or believed to be part of a disease pathway. For example, a malignant cell is useful for identifying a gene fragment that alters the growth pattern of the cell and therefore potentially has anti-tumor activity.

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

         Lead Profiling and Prioritization Resources. Our lead profiling and prioritization services facilitate the early screening process and enable our customers to choose compounds that have the best chance of success in the preclinical and clinical arenas. We can also perform computational analysis to predict absorption, toxicity or metabolite characteristics of a lead compound. We can employ a variety of assays to profile lead compounds including assays that use Pharmazyme(TM) isoymes, our patented recombinant human cytochrome P450 enzymes. Cytochrome P450s are enzymes primarily responsible for metabolizing many drug substances. We can identify metabolizing enzymes and identify metabolites. Using such in vivo assays, we can also determine pre-formulation, solubility and stability characteristics. We also employ a process known as cassette dosing in animals, which allows us to simultaneously evaluate a number of compounds in screening pharmacokinetic studies.

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

         Drug Development Collaborations. For a number of reasons, mostly limitations of development resources, biotechnology and pharmaceutical companies have discovered therapeutic compounds but have not yet begun to develop them. The failure to develop often is because the discovery has efficacy outside of the core therapeutic expertise of the company or the potential market for the discovery falls below the company's minimum threshold for development. We believe that there are attractive opportunities to selectively in-license these discoveries, jointly develop them with a third party and license them out again in collaborative arrangements that combine our global development resources with these discoveries. We currently offer contract clinical research services as part of joint development agreements with owners of chemical compounds in need of development.

         For example, in January 2001, we granted ALZA Corporation, which later merged with Johnson & Johnson, an exclusive license to our compound, dapoxetine, for genitourinary indications, including premature ejaculation. We received a license for such rights in 1998 as part of a development collaboration with Eli Lilly. Under the terms of the agreement, Johnson & Johnson received worldwide rights to develop and commercialize dapoxetine and is responsible for manufacturing, clinical, regulatory, sales and marketing costs resulting from the license. In exchange, we received an up-front payment and will receive royalties on net sales and milestone payments based on product approval and meeting certain sales levels.

         We intend to continue to use our development expertise both on a fee for service basis and in risk-sharing arrangements. We generally structure these risk-sharing arrangements to provide us with up-front fees, milestone payments and royalties as a compound is developed.

     Our Development Group

         We have designed our various global services to be flexible and integrated in order to assist our clients in optimizing their research and development spending through the clinical stages of the drug development process. We provide a broad range of development services, either individually or as an integrated package, to meet clients' needs. We provide systems integration services and software development services, and create data links between discovery and development.

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

         Phases 2 through 4 Clinical Trial Management. The core of our development business is a comprehensive package of services for the conduct of Phases 2 through 4 clinical trials, which, in concert with our other services, allow us to offer our clients an integrated package of clinical management services. We have significant clinical trials experience in the areas of:

--------------------------------------------------------------------------------------------------------------------------
General Areas of Expertise               Specific Areas of Expertise
--------------------------------------------------------------------------------------------------------------------------
AIDS                                     Primary disease and treatment/prophylaxis of opportunistic infections
--------------------------------------------------------------------------------------------------------------------------
Analgesia                                Acute and chronic pain modeling
--------------------------------------------------------------------------------------------------------------------------
Biotechnology                            Growth hormone, multiple sclerosis, wound healing
--------------------------------------------------------------------------------------------------------------------------
Cardiovascular disease                   Hypertension, angina pectoris, stroke
--------------------------------------------------------------------------------------------------------------------------
Central nervous disease                  Schizophrenia, depression, epilepsy, chronic pain, anxiety, obsessive-compulsive disorders, panic disorders
--------------------------------------------------------------------------------------------------------------------------
Critical care                            Sepsis, ARDS (acute respiratory distress syndrome)
--------------------------------------------------------------------------------------------------------------------------
Dermatology                              Wound healing, acne, hair loss, psoriasis
--------------------------------------------------------------------------------------------------------------------------
Gastronenterology                        Duodenal ulcer, gastric ulcer, gastro-esophogeal reflux disease, H.pylori, nonsteroidal anti-inflammatory drug-induced ulcers, inflammatory bowel disease, and irritable bowel disease
--------------------------------------------------------------------------------------------------------------------------
Genitourinary                            Incontinence, sexual dysfunction
--------------------------------------------------------------------------------------------------------------------------
Infectious disease                       Acute and chronic bacterial and fungal diseases, including pneumonia, influenza and sinusitis
--------------------------------------------------------------------------------------------------------------------------
Metabolic disease                        Diabetes, hormone replacement therapy
--------------------------------------------------------------------------------------------------------------------------
Oncology                                 Prostate, colorectal, breast, lung and other cancers
--------------------------------------------------------------------------------------------------------------------------
Pulmonary/Allergy                        Asthma, allergic rhinitis, community acquired pneumonia
--------------------------------------------------------------------------------------------------------------------------
Rheumatology                             Rheumatoid and osteoarthritis
--------------------------------------------------------------------------------------------------------------------------
Urology                                  Sexual dysfunction, urinary incontinence
--------------------------------------------------------------------------------------------------------------------------
Virology                                 Herpes simplex, hepatitis B, chronic hepatitis C, herpes genitalia, RSV
--------------------------------------------------------------------------------------------------------------------------
Women's health                           Osteoporosis, oral contraception
--------------------------------------------------------------------------------------------------------------------------

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

         We monitor our clinical trials in compliance with government regulations. We have adopted global standard operating procedures intended to satisfy regulatory requirements in the United States and in many foreign countries and serve as a tool for controlling and enhancing the quality of our clinical trials. All our standard operating procedures are in compliance with good clinical practice, or GCP, requirements and the International Conference on Harmonization, or ICH, standards. The FDA and the European community have adopted these standards, and more recently, the Japanese community, has agreed to conduct all studies in accordance with these standards. We compile, analyze, interpret and submit data generated during clinical trials in report form to the FDA or other relevant regulatory agencies for purposes of obtaining regulatory approval. We provide consulting on conducting clinical trials for simultaneous regulatory submissions to multiple countries.

         We provide our clients with one or more of the following Phases 2 through 4 clinical trial management services using parallel processing to accelerate the development process:

         Study Design. We serve our clients in the critical area of study design by applying our experience in the preparation of study protocols and case report forms.

         Investigator Recruitment. During clinical trials, physicians, who are also referred to as investigators, at hospitals, clinics or other locations, supervise administration of the drug to patients. We recruit investigators who contract directly with either us or our clients to participate in clinical trials. For large-scale late stage trials, we use our Telecommunications Center, or TCC, for investigator recruitment. The TCC integrates telephones, relational databases, computerized scripts and customized tracking software for investigator recruitment, and centralized management of large-scale trials. In 2001, TCC had two clinical trials that enrolled more than 50,000 patients, recruited and managed more than 11,000 sites and processed more than 500,000 case report form pages.

         Study Monitoring. We provide study-monitoring services, which include investigative site initiation, patient enrollment assistance and data collection through subsequent site visits. We have monitored many clinical trials, including a number of very large studies. For example, we are engaged in a project with the National Institute of Health, begun in 1990, which has approximately 50 protocols open at any given time. This project involves approximately 700 investigational sites and approximately 100,000 enrolled patients. To date, this project has generated 300 protocols and over 4,000 pharmacy, regulatory and operational audits at the sites.

         Clinical Data Management and Biostatistical Analysis. We provide clients with assistance in such areas as study design, sample size determination, case report form design and production, fax-based monitoring, database design and construction, data safety and monitoring board summaries and presentations, interim analyses, new drug application preparation and production and FDA presentations and defense.

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

         Informatics. Our informatics division develops specialized software products to support different aspects of the pharmaceutical research and development process, including drug discovery, clinical trials and regulatory review. Our informatics clients include international and domestic pharmaceutical and biotechnology companies and government agencies, including the FDA. Our current informatics software products include:

     .   PPD Patient Profiles, which streamlines patient data review;
     .   TableTrans(R), which automates data transformation and integration;
     .   CrossGraphs(R), which provides graphical displays of complex research data;
     .   Resolve(TM), which manages data queries to investigator sites; and
     .   Classify(TM), which manages global coding capabilities.

         A primary focus of our informatics division is to provide consulting services to help pharmaceutical and biotechnology companies assess and resolve clinical data management and safety system challenges, such as integrating and customizing systems, migrating clinical and safety data following mergers, or replacing legacy systems with commercial Web-based or client-server systems. In December 2000, we were selected by Oracle, a leading provider of clinical data management software in the industry, as their first application services provider offering regulatory compliant hosting services for Oracle's pharmaceutical applications.

         We are continuing to build on our e- capabilities to offer time efficiencies and enhanced quality through Web-based programs to our clients. We retooled our internal clinical data management capabilities with Oracle's new Web-based applications to help streamline our internal data management processes and we are working with several clients on Remote Data Capture trials to accelerate the capturing and cleaning of clinical data. In June 2001, we launched PPD DirectConnect, which provides secured client Web sites to provide online access to key study information. In addition, we developed automated processes for delivery of key sections of clinical regulatory submissions to the FDA and we use a cancer information Internet site, CancerConsultants.com, with a reach of up to one million viewers per month as a primary tool for patient recruitment in this therapeutic area.

         Pharmacogenomics. Pharmacogenomics is the use of genetic information to predict the safety, toxicity and/or efficacy of drugs in individual patients or groups of patients. In November 1997, we began providing pharmacogenetic services for clinical trials with molecular genotyping, phenotyping and DNA purification and archiving services through our GLP certified laboratories. In February 1999, this business became part of PPGx, Inc., our pharmacogenomics joint venture with Axys Pharmaceuticals, Inc. PPGx provides comprehensive pharmacogenomics products and services to pharmaceutical and biotechnology companies by combining genetic research technologies from its computational and research divisions, laboratory services and bioinformatics platform. We believe that pharmacogenomics is becoming widely adopted as a drug discovery and development tool and increasingly important in an individual's diagnosis and treatment regimen. In December 2000, PPGx was acquired by DNA Sciences, a genetics company focused on identifying the genetic basis of disease susceptibility, prediction of disease progression and response to drug treatment. We retained our exclusive marketing rights to PPGx pharmacogenomics products and services, sold under the brand name Pharmacogenomic Solutions(TM). During 2001, we modified our agreement with DNA Sciences as follows: DNA Sciences took over the marketing rights while we acquired the code and rights to GeneTrialsTM bioinformatics platform and also gained access to their pharmacogenetic intellectual property to develop therapeutics. We own a minority position in DNA Sciences.

Clients and Marketing

         We provide a broad range of research and development and consulting services in the Development and Discovery Sciences Groups to help pharmaceutical and biotechnology companies from target discovery through development to post-market.

         Our Development Group provides Phase 1 to Phase 4 clinical development and post-market support. We believe that the key differentiators that help us win business for our development services includes our global infrastructure, quality assurance and control practices, dedicated project teams, and cross-functional therapeutic units with dedicated expertise. Our services include Phase 1 trial clinics in the United States and Europe, a unique ability to offer analytical lab services from in vivo animal analysis through Phase 4 with our GLP bioanalytical and cGMP product analysis laboratories, and integrated technologies and expertise to provide simultaneous, multinational Phase 2 through Phase 4 submissions. In addition, we offer medical and drug information services and marketing services for post-market support from our medical communications division. We also offer consulting and technology for clinical management, coding and drug safety from our informatics division. We market our development services primarily in the United States and Europe and are growing our capabilities in Asia.

         For the year ended December 31, 2001, approximately 85.0% of our Development Group's net revenue was attributable to clinical services and 15.0% to laboratory services. In regards to geographic alignment, approximately 16% of our Development Group's net revenues in 2001 were derived from outside the United States, primarily in the United Kingdom.

         Our discovery technology group offers services and technologies to identify and validate novel drug targets, create compounds, and optimize and profile drug candidates for clinical evaluation. We provide services under contract to clients in the pharmaceutical and biotechnology industries as well as in general chemical, agrochemical, and other industries. In addition, we conduct research on compounds for which we hold licenses. Our discovery revenues have all been generated in the United States to date.

         For the year ended December 31, 2001, total net revenue for all of our services was derived approximately from various industries as follows:

                                                              Percentage of
         Source                                                Net Revenue
         ------                                                -----------
         Pharmaceutical                                             82.2%
         Biotechnology and Other                                    16.2
         Government                                                  1.7


         For the purposes of classifying net revenue, we define Pharmaceutical to include companies with the majority of their research and development related to chemical entities and Biotechnology to include companies with the majority of their research and development related to biologically engineered compounds.

         We believe that concentration of business among certain large customers is not uncommon in our industry. We have experienced this kind of concentration in the past and might experience it in the future. In 2001, one client accounted for 10.3% of our net revenue, while our ten largest clients accounted for approximately 50.3% of our total net revenue. Approximately 27.6% of our total 2001 net revenue was derived from clients headquartered outside the United States, in particular in Europe and Japan. Approximately 15% of our net revenue is generated from services provided by our employees located in countries outside the United States. See Note 18 of Notes to Consolidated Financial Statements included elsewhere in this report for the breakdown of this revenue.

         With a primary focus on large pharmaceutical companies, we promote our functional genomics discovery technology through a dedicated sales team, localized scientist-to-scientist communications and centralized marketing efforts.

         For all of our development, medical communications and informatics products and services, we use centralized corporate marketing to support the efforts of dedicated business development staff calling on pharmaceutical and biotechnology companies. Our sales teams focus on client segments and service areas. In addition, while the service area representatives call on particular buying groups within a given pharmaceutical client, sales account managers are responsible for coordinating all outsourcing across our service areas from that client. To further facilitate cross-functional sales, all business development staff for all services and products across the company worldwide report up to the same executive.

         The top 20 pharmaceutical companies accounted for 79.2% of research and development spending in 2000, as ranked in Med Ad News, so we concentrate on these companies. The top 50 biotechnology companies accounted for only 55.2% of the biotechnology research and development expenditures in 2000. To appropriately focus our sales and marketing efforts among biotechnology companies, we consider additional factors such as the stage of a drug's development and the financial stability of a company's business.

         Our business development personnel consult with potential pharmaceutical and biotechnology clients early in the project consideration stage in order to determine their requirements. Along with the appropriate operational, technical or scientific personnel, our business development representatives invest significant time to determine the optimal means to design and execute the potential client's program requirements. For example, for our drug development services, recommendations we make to the potential client with respect to study design and implementation are an integral part of our bid proposal process and an important aspect of the integrated services we offer. We believe our preliminary efforts relating to the evaluation of a proposed clinical protocol and implementation plan enhance the opportunity for accelerated initiation and overall success of the clinical trial.

         Our core global marketing and corporate communications activities include online advertising and directory listings on predominant industry Web sources; interactive Web education and information programs, including Web conferences; direct e-mail campaigns; client presentations and detailing materials; global speakers' bureau; media relations; corporate materials and marketing at professional trade shows. In addition, we encourage and sponsor the participation of our personnel in a variety of professional endeavors, including the presentation of papers at national and international professional trade meetings and the publication of scientific articles in medical and pharmaceutical journals. Through these presentations, publications and additional promotion via our corporate Web site, we believe these activities advance and promote our reputation for professional excellence.

Backlog

         Our backlog consists of anticipated net revenue from letters of intent, verbal commitments and contracts that either have not started but are anticipated to begin in the near future or are in process and have not been completed. Amounts included in backlog have not already been recognized as revenues in our statement of operation. Net revenue is defined as professional fee income, or gross revenue, less reimbursed costs, consisting principally of investigator fees and travel. Once contracted work begins, net revenue is recognized over the life of the contract. The backlog for the services under written agreements, including signed letters of intent, was $674.2 million in net revenue at December 31, 2001, compared to $498.2 million in net revenue at December 31, 2000.

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

         We actively seek patent protection both in the United States and abroad. As of December 31, 2001, we owned or co-owned four issued United States patents and 12 pending United States patent applications. Our issued United States patents primarily relate to our proprietary anti-tumor compounds, human immunodeficiency virus, or HIV, drug target gene sequences and related target discovery technologies. Our pending United States patent applications primarily relate to proprietary genomic and genetic information, chemical compounds, clinical development business methods and software. We have filed or plan to file applications in other countries corresponding to most of our United States applications. As of December 31, 2001, we had 21 pending foreign filings, including 7 pending Patent Cooperation Treaty, or PCT, filings.

         We also have obtained licenses for numerous other patents from academic institutions and pharmaceutical companies. As of December 31, 2001, we had exclusive license rights to 17 issued United States patents and five pending United States patent applications, as well as corresponding foreign filings.

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

Employees

         At December 31, 2001, we had approximately 4,375 professionals, of whom 4,000 were in the Development Group, 110 were in the Discovery Sciences Group and the remainder served in corporate operations functions. Of our staff, approximately 325 hold Ph.D., M.D., Pharm.D. or D.V.M. degrees and approximately 575 hold other masters or other postgraduate degrees. None of our employees are subject to a collective bargaining agreement. We believe that our relations with our employees are good.

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

Competition

         The drug development outsourcing industry consists of several hundred smaller, limited-service providers and a few full-service global drug development companies. The industry is consolidating and, in recent years, a few large, full-service competitors have emerged. This trend of industry consolidation appears to have created greater competition among the larger companies for clients and acquisition candidates. Our Development Group's primary competitors include Covance, ICON, Kendle International, MDS Pharma, Parexel and Quintiles Transnational Corporation. We also compete against some medium-sized companies, in-house research and development departments of pharmaceutical and biotechnology companies, as well as universities and teaching hospitals. In addition, the industry has few barriers to entry. Newer, smaller entities with specialty focuses, such as those aligned to a specific disease or therapeutic area, may compete aggressively against larger companies for clients. Increased competition might lead to price and other forms of competition that may adversely affect our operating results.

         Providers of outsourced drug development products and services compete on the basis of a number of factors, including reputation for on-time quality performance, expertise and experience in specific therapeutic areas, scope of service offerings, price, strengths in various geographic markets, technological expertise and systems, data management capabilities for time savings with data integrity, ability to acquire, process, analyze and report data in a time-saving accurate manner, ability to manage large-scale clinical trials both domestically and internationally, and expertise and experience in healthcare economics. Although there can be no assurance that we will continue to do so, we believe that we compete favorably in these areas.

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

     .   the ability to manage large, complex clinical trials;
     .   the ability to deliver high quality consistently;
     .   the experience to prepare regulatory submissions throughout the world;
         and
     . the infrastructure and knowledge to respond to the global needs of clients.

         Our informatics division has agreements with several of the major software vendors in pharmaceutical data applications. Competitors for our informatics consulting services include major consulting companies with pharmaceutical industry groups, for example, Cap Gemini, CSC and EDS, and smaller companies with a pharmaceutical industry focus, for example, DataCeutics, FCG and CSS. Competitors for our informatics software products include larger software vendors such as SAS, but are mainly smaller, specialized software companies.

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

         Prior to commencing human clinical trials in the United States, a company developing a new drug or biologic must file an investigational new drug application, or IND, with the FDA. If the product is a drug, the IND is submitted to FDA's Center for Drug Evaluation and Research, or CDER. If the product is a biologic, the IND is submitted to FDA's Center for Biologic Evaluation and Research, or CBER. The IND must include information about animal toxicity and distribution studies, manufacturing and control data, stability data and a detailed plan, or study protocol, for the proposed clinical trial of the drug or biologic in humans. If the FDA does not object within 30 days after the IND is filed, human clinical trials may begin. The study protocol will also be reviewed and approved by the institutional review board, or IRB, in each institution in which a study is conducted, and the IRB may impose additional requirements on the way in which the study is conducted in its institution.

         Human trials usually start on a small scale to assess safety and then expand to larger trials to test efficacy along with safety in the target population. The trials are generally conducted in three phases, which may overlap, although the FDA may require a fourth phase as a condition of approval. After the successful completion of the first three clinical phases, a company requests approval for marketing its product by submitting a new drug application, or NDA, to CDER, or a biologics license application, or BLA, to CBER, depending on the nature of the product. The NDA or BLA is a comprehensive, multi-volume filing that includes, among other things, the results of all pre-clinical and clinical studies, information about how the product will be manufactured and tested, additional stability data and proposed labeling. The FDA's review can last from six months to many years, with the average review lasting 18 months. Once the NDA or BLA is approved, the product may be marketed in the United States subject to any conditions imposed by the FDA.

         Laboratories such as ours that provide information that is included in INDs, NDAs and BLAs, must conform to regulatory requirements that are designed to ensure the quality and integrity of the testing process. For example, our bioanalytical laboratories in Richmond, Virginia and Middleton, Wisconsin follow the FDA's good laboratory practice regulations, or GLPs. These regulations have also been adopted by the Ministry of Health in the United Kingdom and by similar regulatory authorities in other countries. Our product analysis lab in Middleton, Wisconsin follows the FDA's good manufacturing practice, or cGMP, regulations. For both GLP and cGMP, the regulations require standardization procedures for studies, for recording and reporting data, and for retaining appropriate records. To help ensure compliance with these regulations, we have established quality assurance at our laboratory facilities to monitor ongoing compliance by auditing test data and conducting regular inspections of testing procedures and our laboratory facilities.

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

         The industry standard for the conduct of clinical research is embodied in the FDA's regulations for IRBs, Investigators, and Sponsor/Monitors which collectively are termed the good clinical practice, or GCPs by industry, and the GCP guidelines issued by ICH, which have been agreed upon by the United States, many European governments and the Japanese government. These standards require that those conducting clinical trials:

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

         In the past few years, both the United States and foreign governments have become more concerned about the disclosure of confidential personal data. The European Union, or EU, now prohibits the disclosure of personal confidential information, including medical information, to any entity that does not comply with certain security safeguards. Companies in the United States can satisfy these requirements by filing for safe harbor status according to a self-certification procedure agreed to by the EU and the United States. We have registered for and obtained Safe Harbor status.

         The Department of Health and Human Services recently promulgated final regulations under the Health Insurance Portability and Accountability Act of 1996, or HIPAA, that will govern the disclosure of confidential medical information in the United States. The Privacy Rule, which governs disclosure of confidential information, was effective beginning April 14, 2001 and all companies subject to the Privacy Rule must comply with its provisions on or before April 14, 2003. We have had a global privacy policy in place since January 2001, which includes a designated privacy officer, and believe that we are in compliance with the current EU and HIPAA requirements. Nevertheless, we will continue to monitor our compliance with these new regulations and will take appropriate steps to ensure compliance as these and other privacy regulations come into effect.

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

         Industry trends and economic factors that affect our primary customers, pharmaceutical and biotechnology companies, also affect our business. For example, the practice of many companies in these industries has been to hire companies like us to conduct large drug development projects. If these industries reduce their tendency to outsource those projects, our operations, financial condition and growth rate could be materially and adversely affected. In the past two years, mergers and other factors in the pharmaceutical industry appear to have slowed decision-making by pharmaceutical companies and delayed drug development projects. Continuation or increase of these trends could have an ongoing adverse effect on our business. In addition, numerous governments have undertaken efforts to control growing healthcare costs through legislation, regulation and voluntary agreements with medical care providers and pharmaceutical companies. If future regulatory cost containment efforts limit the profits that can be derived on new drugs, our customers might reduce their drug discovery and development spending, which could reduce our business.

Our revenue depends on a small number of industries and clients.

         We provide products and services to the pharmaceutical and biotechnology industries and our revenue is highly dependent on expenditures by clients in these industries. Accordingly, our operations could be materially adversely affected by the current trend toward consolidation in these industries or other factors resulting in a decrease in the number of our potential customers. If the number of our potential customers declines even further, they might be able to negotiate price discounts or other terms for our products and services that are less favorable to us than has historically been the case. We have experienced customer concentration in the past; for example, in the year ended December 31, 2001, one customer accounted for 10.3% of our net revenue. We are likely to experience continued customer concentration in the future. The loss of business from a significant client could have a material adverse effect on our results of operations.

         In addition, most of our contracts are terminable by the client upon 30 to 90 days' notice. Clients terminate or delay their contracts for a variety of reasons, including, but not limited to:

     .   products being tested fail to satisfy safety requirements;
     .   products have undesired clinical results;
     .   the client decides to forego a particular study;
     .   inability to enroll enough patients in the study;
     .   inability to recruit enough investigators; or
     .   production problems cause shortages of the drug.

We might not be able to recruit and retain the experienced personnel we need to compete in the drug discovery and development industry.

         Our future success depends on our ability to attract, retain and motivate highly skilled personnel.

         Management

         Our future success depends on the personal efforts and abilities of the principal members of our senior management and scientific staff to provide strategic direction, develop business, manage our operations and maintain a cohesive and stable environment. For example, we rely on the services of Fredric
N. Eshelman, Pharm.D., our Chief Executive Officer. Although we have an employment agreement with Dr. Eshelman, as we do with other executive managers, this does not mean Dr. Eshelman or any other executive manager with whom we have an employment agreement will remain with us. We do not have employment agreements with all of our key personnel.

         Healthcare Providers

         Our ability to maintain, expand or renew existing business with our customers and to get business from new customers, particularly in the drug development sector, depends on our ability to hire and retain healthcare providers with the skills necessary to keep pace with continuing changes in drug development technologies. Competition for experienced healthcare providers is intense. We compete with pharmaceutical and biotechnology companies, including our customers and collaborators, contract research companies, and academic and research institutions to recruit healthcare providers.

         Scientists

         Our ability to maintain, expand or renew existing business with our customers and to get business from new customers in both the drug development as well as the drug discovery areas also depends on our ability to hire and retain scientists with the skills necessary to keep pace with continuing changes in drug discovery and development technologies. We face the same risks and challenges in attracting and retaining experienced scientists as we do with healthcare providers.

         Our inability to hire additional qualified personnel might also require an increase in the workload for both existing and new personnel. We might not be successful in attracting new healthcare providers, scientists or management or in retaining or motivating our existing personnel. The shortage of experienced healthcare providers and scientists, or other factors, might lead to increased recruiting, relocation and compensation costs for these professionals, which might exceed our expectations. These increased costs might reduce our profit margins or make hiring new healthcare providers or scientists impracticable. If we are unable to attract and retain any of these personnel our ability to execute our business plan will be adversely affected.

Our future success depends on our ability to keep pace with rapid technological changes that could make our products and services less competitive or obsolete.

         The biotechnology and pharmaceutical industries generally and drug discovery and development specifically are subject to increasingly rapid technological changes. Our competitors or others might develop technologies, products or services that are more effective or commercially attractive than our current or future technologies, products or services, or that render our technologies, products or services less competitive or obsolete. If competitors introduce superior technologies, products or services and we cannot make enhancements to our technologies, products and services necessary for them to remain competitive, our competitive position, and in turn our business, revenues and financial condition, would be materially and adversely affected.

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

         Numerous governments have undertaken efforts to control growing healthcare costs through legislation, regulation and voluntary agreements with healthcare providers and drug companies. Healthcare reform could reduce demand for our products and services and, as a result, our revenue. In the last few years, the United States Congress has reviewed several comprehensive health care reform proposals. The proposals intended to expand healthcare coverage for the uninsured and reduce the growth of total health care expenditures. While the United States Congress did not adopt any of the proposals, it might adopt similar proposals in the future. If Congress approves any of these proposals, pharmaceutical and biotechnology companies might react by spending less on research and development. If this were to occur, we would have fewer business opportunities, which could reduce our earnings. Similarly, pending or future healthcare reform proposals outside the United States could negatively impact our revenues from our international operations.

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

         Our drug discovery and development activities involve the controlled use of potentially harmful biological materials, as well as hazardous materials, chemicals and various radioactive compounds. We cannot completely eliminate the risk of accidental contamination or injury from the use, storage, handling or disposal of these materials. In the event of contamination or injury, we could be held liable for damages that result, and any liability could exceed our resources. Any contamination or injury could also damage our reputation, which is critical to getting new business. In addition, we are subject to federal, state and local laws and regulations governing the use, storage, handling and disposal of these materials and specified waste products. The cost of compliance with these laws and regulations could be significant.

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

         The majority of our contracts for the provision of drug development services are at fixed prices. As a result, we bear the risk of cost overruns. If we fail to adequately price our contracts or if we experience significant cost overruns, our operating results could be materially adversely affected. In the past, we have had to commit unanticipated resources to complete projects, resulting in lower gross margins on those projects. We might experience similar situations in the future, which would have a material adverse impact on our operating results.

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

         We anticipate that a portion of any future growth of our business might be accomplished by acquiring existing businesses, products or technologies. The success of any acquisitions will depend upon, among other things, our ability to integrate acquired personnel, operations, products and technologies into our organization effectively, to retain and motivate key personnel of acquired businesses and to retain their customers. In addition, we might not be able to identify suitable acquisition opportunities or obtain any necessary financing on acceptable terms. Any future acquisitions could involve other risks, including the assumption of additional liabilities and expenses, potentially dilutive issuances of equity securities and diversion of management's attention from other business concerns.

         Acquisitions of foreign companies also might involve the additional risks of, among others, assimilating differences in foreign business practices and overcoming language barriers.

         We have made and plan to continue to make investments in other companies. In many cases, there is no public market for the securities of these companies and we might not be able to sell these securities on terms acceptable to us, if at all. In addition, if these companies encounter financial difficulties, we might lose all or part of our investment.

Our business is subject to international economic, currency, political and other risks that could negatively affect our revenue and results of operations.

         Because we provide our drug development services worldwide, our business is subject to risks associated with doing business internationally. Our revenue from our non-U.S. operations represented approximately 15% of our total revenues for the year ended December 31, 2001. We anticipate that revenue from international operations will grow in the future. Accordingly, our future results could be harmed by a variety of factors, including:

     . changes in foreign currency exchange rates, which could result in foreign currency losses to the income statement;
     . changes in a specific country's or region's political or economic conditions, including Western Europe, in particular;
     . potential negative consequences from changes in tax laws affecting our ability to expatriate profits;
     .   difficulty in staffing and managing widespread operations; and
     .   unfavorable labor regulations applicable to our European operations.

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

         To succeed in our drug discovery business, we will need to enter into collaborative arrangements, first to obtain rights to potential drug targets, and then for the development, manufacturing and commercialization of those products when and if they are approved. We have limited or no control over the resources that a company that collaborates with us devotes to our product candidates. Any entity with which we collaborate with might not perform its obligations as expected. These entities also might breach or terminate their agreements with us or otherwise fail to conduct their collaborative activities successfully and in a timely manner. Further, parties collaborating with us might elect not to develop product candidates arising out of collaborative arrangements or not to devote sufficient resources to the development, manufacture, marketing or sale of these product candidates.

The drug discovery and development services industry is highly competitive.

         The drug discovery and development services industry is highly competitive. We often compete for business not only with other drug discovery and development companies, but also with internal discovery and development departments within our clients, who are often large pharmaceutical and biotechnology companies with greater resources than ours. If we do not compete successfully, our business will suffer. The industry is highly fragmented, with numerous smaller specialized companies and a few full-service companies with global capabilities. Increased competition might lead to price and other forms of competition that might adversely affect our operating results. As a result of competitive pressures, our industry has been consolidating. This trend is likely to produce more competition among the larger companies for both clients and acquisition candidates. In addition, there are few barriers to entry for smaller specialized companies considering entering the industry. Because of their size and focus, these companies might compete effectively against larger companies such as us, which could have a material adverse impact on our business.

Our inability to adequately protect our intellectual property rights would hurt our business.

         Our success will depend in part on our ability to protect the proprietary software, compositions, processes and other technologies we develop during drug discovery and the development process. In addition, one of our business strategies is to license rights to drug candidates and enter into collaborations with pharmaceutical and biotechnology companies for the development of drug candidates. The proprietary rights associated with such drug candidates must remain protected.

         Any patents that we own or license in the future might not provide valuable protection for the technology or products. Our efforts to enforce and maintain our intellectual property rights might not be successful and might result in substantial costs and diversion of management time. In addition, others might challenge patents we control and, as a result, these patents could be narrowed, invalidated, rendered unenforceable or blocked. If blocked, we might be forced to stop using some or all of the technology or to license the technology from third parties. In addition, current and future patent applications on which we depend might not result in the issuance of patents in the

United States or foreign countries. Even if our rights are valid, enforceable and broad in scope, competitors might develop products based on similar technology that is not covered by our patent claims.

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

         The drug discovery and development industry has a history of patent and other intellectual property litigation, and these lawsuits will likely continue. Because we provide many different products and services in this industry, we face potential patent infringement suits by companies that have patents for similar products and methods used in business or other suits alleging infringement of their intellectual property rights. In order to protect or enforce our intellectual property rights, we might have to initiate legal proceedings against third parties. Legal proceedings relating to intellectual property would be expensive, take significant time and divert management's attention from other business concerns, whether we win or lose. The cost of this kind of litigation could affect our profitability. Further, if we do not prevail in an infringement lawsuit brought against us, we might have to pay substantial damages, including treble damages, and we could be required to stop the infringing activity or obtain a license to use the patented technology.

Our operations may be interrupted by the occurrence of a natural disaster or other catastrophic event.

         We depend on our customers, and our laboratories and other facilities for the continued operation of our business. Although we have contingency plans in effect for natural disasters or other catastrophic events, catastrophic events, including terrorist attacks, could still disrupt our operations or those of our customers, which would also affect us. Even though we carry business interruption insurance policies, we might suffer losses as a result of business interruptions that exceed the coverage available under our insurance policies. Any natural disaster or catastrophic event in our facilities could have a significant negative impact on our operations.

Because our stock price may be volatile, our stock price could experience substantial declines.

         The market price of our common stock has historically experienced and might continue to experience volatility. Our quarterly operating results, changes in general conditions in the economy or the financial markets and other developments affecting us or our competitors could cause the market price of our common stock to fluctuate substantially. In addition, in recent years, the stock market has experienced significant price and volume fluctuations. The market, and in particular technology companies, have also experienced significant decreases in value. This volatility and the recent market decline has affected the market prices of securities issued by many companies, often for reasons unrelated to their operating performance, and may adversely affect the price of our common stock.

Item 2.     Properties

         As of December 31, 2001, we had 48 offices located in 20 countries spanning six continents. Our principal executive offices are located in Wilmington, North Carolina. We own and operate 4 facilities, including a 52-bed Phase 1 facility in Leicester, England, a building in Kersewell, Scotland, and one building in Durham, North Carolina. We lease all our other facilities. We believe that our facilities are adequate for our operations and that suitable additional space will be available when needed. The locations, approximate square footage and lease expiration dates of our operating facilities comprising more than 10,000 square feet as of December 31, 2001 were as follows:

                                               Approximate
                                                  Square      Lease Expiration
         Location                  Group          Footage            Date
--------------------------------------------------------------------------------

Morrisville, North Carolina    Development and   258,000     11/30/05 - 1/23/15
                                  Discovery
Wilmington, North Carolina       Development     135,000     11/30/06 - 9/21/09
Austin, Texas                    Development     174,000      7/31/06 - 7/31/10
Richmond, Virginia               Development      79,000          8/31/14
Menlo Park, California            Discovery       60,000           6/1/07
San Bruno, California            Development      18,000          9/30/04
Middleton, Wisconsin           Development and    86,000     7/31/10 - 11/30/11
                                  Discovery
Columbia, Maryland               Development      12,000          7/31/03
Lawrenceville, New Jersey        Development      11,000          5/31/02
Blue Bell, Pennsylvania          Development      21,000          8/31/05
Westminster, Colorado            Development      15,000          1/31/05
Brussels, Belgium                Development      24,000          9/30/08
Charenton-Le-Pont, France        Development      17,000          11/30/10
Granta Park, United Kingdom      Development      28,000          3/30/16
Johannesburg, South Africa       Development      11,000          10/31/02

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

Item 4.     Submission of Matters to a Vote of Security Holders

         No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2001.

Executive Officers

         The following table contains information concerning our executive officers as of February 15, 2002:

          Name                       Age                Position(s)
          ----                       ---                -----------
Fredric N. Eshelman., Pharm.D...     53   Vice Chairman, Chief Executive Officer
Fred B. Davenport, Jr ..........     50   President, Secretary
Paul S. Covington ..............     45   Executive Vice President - Development
Philippe M. Maitre .............     45   Chief Financial Officer, Treasurer
Francis J. Casieri .............     59   Senior Vice President - Global Business Development
Linda Baddour ..................     43   Chief Accounting Officer, Vice President, Assistant Secretary

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

         Fred B. Davenport, Jr. is our President and Secretary. Prior to his employment by us in December 1996, Mr. Davenport was a partner in the Wilmington, North Carolina law firm of Murchison, Taylor, Kendrick and Gibson, L.L.P., which he joined in 1977. Mr. Davenport was also a member of the faculty of the University of North Carolina at Wilmington's Cameron School of Business Administration from 1982 to 1991.

         Paul S. Covington is our Executive Vice President -Development. Dr. Covington joined us in September 1991. He is board certified in internal medicine and licensed in North Carolina and Alabama. Prior to joining us, Dr. Covington was in private practice in Clanton, Alabama from 1985 to 1990 where he served as Chief of Staff and head of Critical Care and Cardiopulmonary for the local hospital. From 1991 to 1992, he was Medical Director for the Birmingham site of Future Healthcare Research Centers.

         Philippe M. Maitre is our Chief Financial Officer and Treasurer. Prior to joining us in August 2000, Mr. Maitre was Deputy-Chief Financial Officer and Corporate Controller for Aventis Pharmaceutical Company. Mr. Maitre joined Rhone-Poulenc in 1981, which subsequently merged with Hoechst Marion Roussel to form Aventis. Mr. Maitre earned his master's degree in finance from Hautes Etudes de Commerce business school in Paris.

         Francis J. Casieri is our Senior Vice President - Global Business Development. Mr. Casieri served as our Director of Business Development from 1991 to 1994. Prior to rejoining us in 1999, Mr. Casieri served as Vice President, Business Development for PharmaResearch Corporation from 1997 to 1999 and Vice President, Operations for Cytrx Corporation from 1994 to 1997. Prior to 1991, Mr. Casieri worked with Johnson & Johnson for over twenty years in a variety of capacities, including ten years as Executive Director, Manufacturing and Logistics for Janssen Pharmaceutica, a Johnson & Johnson subsidiary.

         Linda Baddour is our Chief Accounting Officer, Vice President and Assistant Secretary. She also served as our Interim Chief Financial Officer from February 2000 until August 2000. Prior to her employment by us in December 1995, Ms. Baddour was the Controller for Cooperative Bank for Savings Inc. from 1980 to 1995. Ms. Baddour is a certified public accountant and received her Masters in Business Administration from the University of North Carolina at Wilmington.

                                     PART II

Item 5.    Market for the Registrant's Common Equity and Related Stockholder
           Matters

         Our common stock is traded under the symbol "PPDI" in the over-the-counter market and is quoted on the National Market System of the National Association of Securities Dealers Automated Quotation System, or NASDAQ. The following table sets forth the high and low prices for shares of our common stock, as reported by the National Association of Securities Dealers, Inc., for the periods indicated. These prices are based on quotations between dealers, which do not reflect retail mark-up, markdown or commissions.

                               2001                             2000(1)
                 ---------------------------------------------------------------
                       High           Low               High            Low
                 ---------------------------------------------------------------

First Quarter    $     28.906     $   16.844        $   14.500       $   5.438

Second Quarter   $     38.360     $   18.469        $   10.875       $   6.938

Third Quarter    $     38.000     $   19.400        $   13.625       $   9.438

Fourth Quarter   $     33.750     $   22.670        $   29.375       $  12.438

     ______________________
(1) 2000 stock prices restated to reflect the one-for-one stock dividend paid in May 2001.


         As of February 15, 2002, there were approximately 16,600 holders of our common stock.

         We have never declared or paid any cash dividends. Furthermore, we have no present plans to pay cash dividends to our shareholders and, for the foreseeable future, intend to retain all of our earnings for use in continuing to develop our business. The declaration of dividends is within the discretion of our Board of Directors and is dependent upon our earnings, financial condition and capital requirements, as well as any other factors deemed relevant by the Board of Directors

Item 6.         Selected Consolidated Financial Data

         The following table represents selected historical consolidated financial data. The statement of operations data for the years ended December 31, 1999, 2000 and 2001 and balance sheet data at December 31, 2000 and 2001 are derived from our audited consolidated financial statements included elsewhere in this report. The statement of operations data for each of the years ended December 31, 1997 and 1998, and the balance sheet data at December 31, 1997, 1998 and 1999 are derived from our audited consolidated financial statements which are not included elsewhere in this report. The historical results are not necessarily indicative of the operating results to be expected in the future. The selected financial data should be read together with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our financial statements and notes to the financial statements.

                                                                                Years Ended December 31,
                                                                  1997        1998        1999         2000         2001
                                                               ---------   ---------   ---------    ---------   ---------
                                                                         (in thousands, except per share data)
Net revenues (1)                                               $ 193,851   $ 246,454   $ 302,530    $ 345,318   $ 431,541
                                                               ---------   ---------   ---------    ---------   ---------

Operating expenses                                               175,909     220,831     265,604      301,771     358,949
Merger costs, and acquired in-process
  research and development costs                                   9,670       3,163         218            -           -
                                                               ---------   ---------   ---------    ---------   ---------
                                                                 185,579     223,994     265,822      301,771     358,949
                                                               ---------   ---------   ---------    ---------   ---------
Income from operations                                             8,272      22,460      36,708       43,547      72,592
Other income, net                                                  1,429       3,588       4,337        7,284       5,414
                                                               ---------   ---------   ---------    ---------   ---------
Income from continuing operations
  before provision for income taxes                                9,701      26,048      41,045       50,831      78,006
Provision for income taxes                                         3,363       9,448      12,154       18,521      28,747
                                                               ---------   ---------   ---------    ---------   ---------
Income from continuing operations before equity
  in net loss of investee                                          6,338      16,600      28,891       32,310      49,259
Equity in net loss of investee, net of income taxes                    -           -           -            -          92
                                                               ---------   ---------   ---------    ---------   ---------
Net income from continuing operations                              6,338      16,600      28,891       32,310      49,167
Income (loss) from operations of discontinued
  environmental sciences segment, net (2)                          4,152       4,614        (395)           -           -
                                                               ---------   ---------   ---------    ---------   ---------
Net income                                                     $  10,490   $  21,214   $  28,496    $  32,310   $  49,167
                                                               =========   =========   =========    =========   =========
Income from continuing operations
  per share:
    Basic                                                      $    0.13   $    0.35   $    0.59    $    0.65   $    0.95
                                                               =========   =========   =========    =========   =========
    Diluted                                                    $    0.13   $    0.34   $    0.58    $    0.64   $    0.94
                                                               =========   =========   =========    =========   =========

Income (loss) from discontinued operations per common share:
    Basic                                                      $    0.09   $    0.10   $   (0.01)   $       -   $       -
                                                               =========   =========   =========    =========   =========
    Diluted                                                    $    0.09   $    0.10   $   (0.01)   $       -   $       -
                                                               =========   =========   =========    =========   =========

Net income per common share:
    Basic                                                      $    0.22   $    0.44   $    0.58    $    0.65   $    0.95
                                                               =========   =========   =========    =========   =========
    Diluted                                                    $    0.22   $    0.44   $    0.57    $    0.64   $    0.94
                                                               =========   =========   =========    =========   =========

Weighted average number of common shares
  outstanding:
    Basic                                                         47,110      47,982      49,132       49,930      51,689
    Dilutive effect of stock options                                 120         338         574          424         805
                                                               ---------   ---------   ---------    ---------   ---------
    Diluted                                                       47,230      48,320      49,706       50,354      52,494
                                                               =========   =========   =========    =========   =========

                                                                                 As of December 31,
                                                              -----------------------------------------------------------
                                                                 1997       1998        1999         2000         2001
                                                              ---------   ---------   ---------   -----------   ---------
                                                                                   (in thousands)
Consolidated Balance Sheet Data:

Cash and cash equivalents                                     $   16,067   $  34,821   $  61,251    $  76,411   $ 143,173
Marketable securities                                              7,994           -           -            -           -
Working capital (3)                                               70,581      93,309     104,973      106,903     152,829
Total assets                                                     199,653     243,329     288,703      344,915     465,400
Long-term debt                                                       406         224         359        1,353       1,871
Long-term debt, including current portion                          5,315       5,656         570        1,967       3,074
Shareholders' equity                                             129,332     158,769     192,464      233,943     302,635

(1) Revenues are presented net of subcontractor costs. See accompanying Consolidated Statements of Operations included elsewhere in this report.

(2) The discontinued operations include the environmental sciences group sold in January 1999. All periods presented have been restated to exclude the results of operations of the environmental sciences group.

(3)  Working capital is calculated as current assets minus current liabilities.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

         During 2001, we reported net income of $49.2 million, or $0.94 per diluted share, compared to net income of $32.3 million, or $0.64 per diluted share, during 2000.

         In October 2001, we made an investment in Apothogen, Inc., a new company formed with JPMorgan Partners (BHCA), L.P., the Chairman of our Board of Directors, and our Chief Executive Officer to engage in the business of acquiring, developing and commercializing pharmaceutical products. Due to the individual interests of the Chairman of our Board of Directors and our Chief Executive Officer in Apothogen, in connection with this transaction, our board of directors adopted a policy to address potential conflicts of interest. This policy identifies the transactions that are subject to the policy and establishes procedures for the disclosure and disinterested approval of these transactions Apothogen's shareholders have committed to provide financing to Apothogen through the purchase of Apothogen's Series A convertible preferred stock. Our maximum total capital commitment to Apothogen is $18 million, and the timing of this commitment is subject to capital calls approved by Apothogen's board of directors and JPMorgan. As such, JPMorgan can control all future capital calls. As of December 31, 2001, we had contributed approximately $0.3 million to Apothogen for Series A convertible preferred stock. The Series A preferred stock can be converted to Apothogen common stock at any time and is subject to a mandatory conversion upon the occurrence of certain events. Given the involvement of the Chairman of our Board of Directors and our Chief Executive Officer, we are accounting for our investment in Apothogen under the equity method of accounting. Accordingly, based on our current ownership interest of 14.75% of Apothogen's Series A convertible preferred stock, we are recognizing 14.75% of the net earnings or losses of Apothogen. In connection with this investment, we also entered into an agreement to be the exclusive provider of drug development and clinical research program management services to Apothogen. Under this agreement, these services will be provided to Apothogen at our customary and usual rates. We also granted Apothogen a first right to negotiate an exclusive license with respect to compounds acquired or licensed by us after October 5, 2001. We had a receivable from Apothogen as of December 31, 2001 of $0.2 million. Apothogen rents facility space from us and we provide Apothogen with development services and specified administrative services. During 2001, we recorded $0.1 million in rental income and $5 thousand in drug development services revenues from Apothogen.

         In November 2001, we made a $4.7 million investment in SLIL Biomedical Corp. SLIL Biomedical is a privately held biopharmaceutical company engaged in the discovery and development of drugs to treat cancer and other diseases. We purchased 2.0 million shares of SLIL Biomedical Series C preferred stock. In connection with this investment, we also received a warrant to purchase up to $1.2 million of stock which SLIL Biomedical issues in connection with a future institutional offering at the price per share stated in that offering. We owned approximately 18.7% of SLIL Biomedical as of December 31, 2001. We are accounting for this investment under the cost method.

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

         In February 1999, we invested in PPGx with Axys Pharmaceuticals, Inc. to pursue the business of pharmacogenomics, which is the use of genetic information to predict the characteristics of drugs. We contributed $1.5 million in cash, the stock of our Intek subsidiary and the rights to a software license in exchange for an 18.2% ownership interest in PPGx. We accounted for our investment in PPGx under the cost method. In December 2000, we exercised our option to increase our ownership to 50% for $5.9 million. Subsequently, PPGx was acquired by DNA Sciences, Inc., a genetics discovery company focused on identifying the genetic basis of disease susceptibility, disease progression and response to drug treatment, in exchange for 1,479,000 shares of Series D preferred stock of DNA Sciences. We retained our exclusive marketing rights to PPGx pharmacogenomics products and services, sold under the brand name Pharmacogenomic Solutions(TM). Also in December 2000, we purchased 1,478,000 shares of DNA Sciences Series C preferred stock for $15.0 million. In December 2001, we relinquished our exclusive marketing rights for DNA Science's pharmacogenomics products and services, entered into a new non-exclusive sales agency agreement, acquired the code and rights to DNA Sciences' GeneTrials Software, and acquired specified licensing rights to therapeutic applications of DNA Sciences' genetic research. We owned 10.8% of DNA Sciences as of December 31, 2001, and account for that investment under the cost method.

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

Results of Operations

         We recognize revenues from fixed-price contracts on a percentage-of-completion basis in our Development Group. To measure the percentage of completion, the Company compares actual costs incurred to estimated total contract costs. We recognize revenues from time-and-materials contracts as hours are incurred, multiplied by the billable rates for each contract in both our Development Group and Discovery Sciences Group. We also recognize revenues from unitized contracts as subjects or samples are tested, multiplied by the price of each . We record revenues net of reimbursement received from clients for pass-through expenses, which generally include subcontractor costs that consist of investigator fees, travel and other contract costs. Effective January 1, 2002, we plan to account for these expenses in direct costs and the related reimbursements as a separate revenue line item. See further discussion regarding Topic D-103 requirements in the "Recently Issued Accounting Standards" section below.

         Discovery Sciences Group revenues also include nonrefundable technology license fees and milestone payments. For nonrefundable license fees received at the initiation of license agreements for which we have an ongoing research and development commitment, we defer these fees and recognize them ratably over the period of the related research and development. For nonrefundable license fees received under license agreements where our continued performance of future research and development services is not required, we recognize revenue upon delivery of the technology. These non-refundable fees are generally up-front payments for the initial license of and access to our technology. In addition to license fees, our Discovery Sciences Group also generates revenue from time to time in the form of milestone payments. Milestone payments are only received and recognized as revenues if the specified milestone is achieved and accepted by the customer. Although these payments are typically lower than up-front license fees, these payments can be significant because they are triggered as a result of achieving specified scientific milestones.

     We record our recurring operating expenses among four categories:

     .   direct costs;
     .   research and development;
     .   selling, general and administrative; and
     .   depreciation and amortization.

         Direct costs consist of appropriate amounts necessary to carry-out the revenue and earnings process, and include direct labor and related benefit charges, other costs directly related to contracts, and an allocation of facility and information technology costs. Direct costs, as a percentage of net revenues, tend to and are expected to fluctuate from one period to another, as a result of changes in labor utilization and the mix of service offerings involving the hundreds of studies conducted during any period of time.

         Research and development, or R&D, expenses consist primarily of labor and related benefit charges associated with personnel performing internal research and development work, supplies associated with this work and an allocation of facility and information technology costs.

         Selling, general and administrative, or SG&A, expenses consist primarily of administrative payroll and related benefit charges, sales, advertising and promotional expenses, recruiting and relocation expenses, administrative travel, an allocation of facility and information technology costs and costs related to professionals working in an indirect capacity.

         Depreciation and amortization expenses consist of depreciation costs recorded on a straight-line method on property and equipment. In addition, the excess of the purchase price of a business acquired over the fair value of net tangible assets and identifiable intangibles and acquired in-process research and development costs at the date of the acquisitions has been assigned to goodwill. Goodwill is being amortized over periods of 10 to 25 years. In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets", or SFAS No. 142. We intend to adopt SFAS No. 142 as of January 1, 2002, as required, and will no longer record amortization of goodwill in our financial statements. Rather, we will analyze goodwill for impairment at the reporting unit level during the first quarter of 2002 and, at a minimum, on an annual basis going forward. Amortization expense related to goodwill for 2001 was $0.9 million and would have been expected to approximate this amount in 2002 under pre-existing accounting standards.

         The following tables set forth, for the periods indicated, amounts for certain items in our consolidated financial statements expressed as a percentage of net revenue from continuing operations and the percentage changes in dollar amounts of certain items compared with the prior period:

                                                 Percentage of Net Revenue from Continuing Operations
                                                 ----------------------------------------------------

                                                        For the Years Ended December 31,
                                              1999                   2000                     2001
                                     ---------------------   ---------------------    --------------------
                                       Amount         %        Amount           %       Amount         %
                                     ----------   --------   ----------   --------    ----------   -------
                                                                 (dollars in thousands)
Net revenue: (1)
   Development                       $  299,769      99.1%   $  330,516       95.7%   $  403,701      93.5%
   Discovery sciences                     2,761       0.9        14,802        4.3        27,840       6.5
                                     ----------   -------    ----------   --------    ----------    ------
                                        302,530     100.0       345,318      100.0       431,541     100.0
Direct costs:
   Development                          146,921      48.6       166,586       48.3       196,078      45.5
   Discovery sciences                     6,073       2.0         5,978        1.7        11,794       2.7
                                     ----------   -------    ----------   --------    ----------    ------
                                        152,994      50.6       172,564       50.0       207,872      48.2

Research and development expenses         2,638       0.9         2,791        0.8         4,422       1.0
Selling, general and
  administrative expenses                95,130      31.4       109,183       31.6       126,391      29.3
Depreciation and amortization            14,842       4.9        17,233        5.0        20,264       4.7
Merger costs                                218       0.1             -          -             -         -
                                     ----------   -------    ----------   --------    ----------    ------
Operating income                     $   36,708      12.1%   $   43,547       12.6%   $   72,592      16.8%
                                     ==========   =======    ==========   ========    ==========    ======


                                                          Percentage Change
                                                   For the Years Ended December 31,
                                                 -----------------------------------
                                                 2000 vs. 1999         2001 vs. 2000
                                                 -------------         -------------
   Net revenue:
       Development                                    10.3%                22.1%
       Discovery sciences                            436.1                 88.1
         Total net revenue                            14.1                 25.0
   Direct costs:
       Development                                    13.4                 17.7
       Discovery sciences                             (1.6)                97.3
   Research and development expenses                   5.8                 58.4
   Selling, general and administrative expenses       14.8                 15.8
   Depreciation and amortization                      16.1                 17.6

---------------------------------
(1)   Net of subcontractor costs.

Year Ended December 31, 2001 Versus Year Ended December 31, 2000

         Net revenue increased $86.2 million, or 25.0%, to $431.5 million in 2001 from $345.3 million in 2000. The Development Group's operations accounted for 93.5% of net revenue for 2001. The Development Group generated net revenue of $403.7 million, an increase of $73.2 million, or 22.1%, from 2000. The growth in the Development Group operations was primarily attributable to an increase in the size, scope and number of contracts in the global contract research organization, or CRO, Phase 2 through 4 division, as well as the increase in the number of contracts in the North America laboratory services division.

         The Discovery Sciences Group generated net revenue of $27.8 million in 2001, an increase of $13.0 million, or 88.1%, from 2000. The growth in the Discovery Sciences operations was primarily attributable to revenue generated by our sublicensing of the compound dapoxetine to Alza Corporation (which was acquired by Johnson & Johnson) in the first quarter of 2001 and the payments from Eli Lilly and Company in 2001 for relinquishing our rights to all compounds other than dapoxetine licensed by us in 1998.

         Total direct costs increased 20.5% to $207.9 million in 2001 from $172.6 million in 2000 and decreased as a percentage of net revenue to 48.2% for 2001 as compared to 50.0% in 2000. Development Group direct costs increased to $196.1 million in 2001 as compared to $166.6 million in 2000. This increase resulted primarily from increased personnel costs due to the increase in the size and number of contracts in the global CRO Phase 2 through 4 division. The Development Group direct costs decreased as a percentage of related net revenue to 48.6% in 2001 from 50.4% in 2000. This decrease is principally due to the mix of levels of personnel involved in the contracts performed, variations in the utilization of personnel and the mix of contracts being performed during each period. Discovery Sciences direct costs increased to $11.8 million in 2001 as compared to $6.0 million in 2000. This increase was primarily due to the costs associated with sublicensing dapoxetine and the increase in the functional genomics division's direct costs associated with its increased FTE revenue.

         R&D expenses increased 58.4% to $4.4 million in 2001 from $2.8 million in 2000. This increase was primarily due to the increase in spending on R&D in the Discovery Sciences segment. As of the end of 2001, the Discovery Sciences segment had more than double the number of employees working on R&D as compared to the end of 2000.

         SG&A expenses increased 15.8% to $126.4 million in 2001 from $109.2 million in 2000. The increase was primarily attributable to additional administrative personnel costs and an increase in recruiting and training costs associated with new hires to support our expanding operations. As a percentage of net revenue, SG&A expenses decreased to 29.3% in 2001 from 31.6% in 2000. This decrease is primarily attributable to the increase in revenue and, to a smaller extent, to increased efficiencies as our operations expand.

           Total depreciation and amortization expense increased $3.1 million, or 17.6%, to $20.3 million in 2001 from $17.2 million in 2000. The increase was related to the depreciation on the increased investment in property and equipment due primarily to our growth. Capital expenditures were $41.9 million in 2001 as compared to $21.5 million in 2000. The acquisition of a new airplane, for cash, to replace our previous one, which was more than 27 years old, as well as additional facility costs related to our laboratories to increase capacity, additional software licenses related to our increase in headcount and additional scientific equipment in our laboratories, accounted for the majority of our capital investment in 2001.

         Operating income increased $29.1 million to $72.6 million in 2001, as compared to $43.5 million in 2000. As a percentage of net revenue, operating income of 16.8% in 2001 represents an improvement from 12.6% of net revenue in 2000. This increase was primarily due to the increase in revenue and our focus on controlling the increase in both direct and administrative costs as revenues increased.

         Our provision for income taxes increased $10.2 million, or 55.2%, to $28.7 million in 2001, as compared to $18.5 million in 2000. Our effective income tax rate increased to 36.9% in 2001 from 36.4% in 2000. Because we conduct operations on a global basis, our effective tax rate has and will continue to depend upon the geographic distribution of our pretax earnings among locations with varying tax rates. In particular, as the geographic mix of our pre-tax earnings among various tax jurisdictions changes, our effective tax rate might vary from period to period.

         In October 2001, we made an investment in Apothogen, Inc. Given the involvement of the Chairman of our Board of Directors and our Chief Executive Officer, we are accounting for our investment in Apothogen under the equity method of accounting. Equity in net loss of investee, net of income taxes, was $0.1 million for 2001. We expect to recognize development revenues for services performed for Apothogen in 2002, which we expect will partially offset our equity losses in Apothogen.

         Net income of $49.2 million in 2001 represents an increase of $16.9 million over $32.3 million in 2000. Net income per diluted share of $0.94 for 2001 compares to $0.64 in 2000.

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

         Total direct costs increased 12.8% to $172.6 million in 2000 from $153.0 million in 1999 and decreased as a percentage of net revenue to 50.0% for 2000 as compared to 50.6% in 1999. Development direct costs increased to $166.6 million in 2000 as compared to $146.9 million in 1999. The increased direct cost dollars resulted primarily from increased personnel costs due to the increase in the size and number of contracts in the global CRO Phase 2 through 4 division. The Development Group direct costs increased as a percentage of related net revenue to 50.4% in 2000 from 49.0% in 1999. This increase is principally due to the mix of levels of personnel involved in the contracts performed and an increase in personnel utilization due to quality initiatives. Discovery Sciences direct costs decreased to $6.0 million in 2000 as compared to $6.1 million in 1999.

         R&D expenses increased 5.8% to $2.8 million in 2000 from $2.6 million in 1999. This increase was primarily due to the increase in spending on R&D in the Discovery Sciences segment.

         SG&A expenses increased 14.8% to $109.2 million in 2000 from $95.1 million in 1999. The increase was primarily attributable to an investment in additional administrative personnel and an increase in facility and information technology costs to support expanding operations. As a percentage of net revenue, SG&A expenses increased slightly to 31.6% in 2000 from 31.4% in 1999.

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

         Net interest and other income increased $3.0 million, or 68.0%, to $7.3 million for 2000 from $4.3 million in 1999. The increase was primarily the result of the increase in interest income of $2.3 million. We recognized $1.6 million in interest income related to the notes receivable from the Chicago Center for Clinical Research and Environ Holdings in both 1999 and 2000.

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

         Net income of $32.3 million in 2000 represents an increase of $3.8 million over $28.5 million in 1999. Net income per diluted share of $1.28 for 2000 compares to $1.15 in 1999. Excluding the discontinued operations, non-recurring tax benefits and merger charges in 1999, our 2000 net income of $32.3 million was 27.6% higher than net income of $25.3 million for 1999.

Liquidity and Capital Resources

         As of December 31, 2001, we had $143.2 million of cash and cash equivalents on hand. We have historically funded our operations and growth, including acquisitions, with cash flow from operations, borrowings and sales of our stock. We are exposed to changes in interest rates on cash equivalents, short-term investments, and amounts outstanding under notes payable, notes receivable and lines of credit. Our cash and cash equivalents and short-term investments are invested in financial instruments, which are rated A or better by Standard & Poor's or Moody's and which have market interest rates.

         For the year ended December 31, 2001, our operating activities provided $101.3 million in cash as compared to $61.9 million last year. The increase in cash flow from operations is primarily due to an increase in our net revenues, an increase in operating margins as a percentage of net revenues and our effort to control accounts receivable. For the 2001 period, net income of $49.2 million, depreciation and amortization of $20.3 million and the net increase of $33.1 million in assets and liabilities were partially offset by the $4.7 million decrease in deferred income taxes.

         For the year ended December 31, 2001, our investing activities used $45.5 million in cash. The payment of $5.1 million for several cost method investments and capital expenditures of $41.9 million were slightly offset by $0.9 million from proceeds from the sale of property and equipment and $0.5 million received from the repayment of a note receivable.

         For the year ended December 31, 2001, our financing activities provided $11.9 million in cash, as net proceeds from stock option exercises and the employee stock purchase plan totaling $13.6 million were partially offset by $1.7 million in repayments of capital lease obligations.

         Working capital as of December 31, 2001 was $152.8 million, compared to $106.9 million at December 31, 2000. The increase in working capital was due primarily to the increase in cash and cash equivalents of $66.8 million and an increase in accounts receivable and unbilled services, net, of $22.3 million. This was partially offset by the increase in other accrued expenses and accrued income taxes of $19.1 million and the increase in unearned income of $29.0 million. The number of days revenue outstanding in accounts receivable and unbilled services, net of unearned income, also known as DSO, were 43.0 and 51.1 days as of December 31, 2001 and December 31, 2000, respectively. This improvement is a result of a focused effort by management on improving the accounts receivable collection process along with certain improved temporary terms regarding investigator fee down payments. We expect DSO in future periods will be approximately 50 days, but no assurance can be given that such expectations will be achieved.

         In June 2001, we amended our revolving credit facility for $50.0 million from First Union National Bank. The primary purpose of the amendment was to extend the expiration date and to relax certain covenants governing financial ratios and investments. Indebtedness under the facility is unsecured and subject to traditional covenants relating to financial ratios. Borrowings under this credit facility are available to provide working capital and for general corporate purposes. As of December 31, 2001, there was no amount outstanding under this credit facility. This credit facility is currently scheduled to expire in June 2002, at which time any outstanding balance would be due.

         In July 2001, we amended our revolving credit facility for $50.0 million from Wachovia Bank, N.A. The primary purpose of the amendment was to extend the expiration date and to relax certain covenants governing financial ratios and investments. Indebtedness under the line is unsecured and subject to traditional covenants relating to financial ratios. As of December 31, 2001, there was no amount outstanding under this credit facility. This credit facility is currently scheduled to expire in July 2002, at which time any outstanding balance would be due.

         In September 2001, First Union and Wachovia merged to create Wachovia Corporation. This merger has had no effect on the structure and terms of our two revolving credit facilities.

         In April 2000, we made an investment in Spotlight Health, Inc. (formerly known as ADoctorInYourHouse.com). In January 2001, we entered into an agreement with Spotlight Health and First Union National Bank to guarantee a revolving $2.0 million line of credit from First Union to Spotlight Health. Indebtedness under the line from First Union to Spotlight Health is unsecured and subject to traditional covenants relating to financial ratios. As of December 31, 2001, Spotlight Health had $2.0 million outstanding under this credit facility. This credit facility is currently scheduled to expire in June 2002, at which time any outstanding balance is due. We anticipate that Spotlight Health will seek to renew the facility at that time and we may elect to extend our guarantee. We review the financial statements of Spotlight Health on a quarterly basis to determine if they have sufficient financial resources to continue operations. While we do not have current concerns regarding this guarantee, there can be no assurance that we will not have to act upon this guarantee due to changes in the financial condition of the debtor.

         We expect to continue expanding our operations through internal growth and strategic acquisitions. We expect these activities will be funded from existing cash, cash flow from operations and borrowings under our credit facilities. We believe that these sources of liquidity will be sufficient to fund our operations for the foreseeable future, but offer no assurances. In particular, our liquidity could be affected by our dependence on a small number of industries and clients, compliance with regulations, international risks, personal injury, environmental or intellectual property claims, as well as other factors described under "Factors that Might Affect our Business or Stock Price", "Potential Volatility of Quarterly Operating Results and Stock Price", "Quantitative and Qualitative Disclosures about Market Risk", and "Judgments, Assumptions, Risks and Uncertainties". From time to time, we evaluate potential acquisitions and other growth opportunities, which might require additional external financing, and we might seek funds from public or private issuances of equity or debt securities.

Critical Accounting Policies and Estimates

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         The majority of our revenues are recorded from fixed-price contracts on a percentage-of-completion basis based on assumptions regarding patient enrollment and the anticipated scope of work. Each month costs are accumulated on each project and compared to the budget for that particular project. This determines the percentage-of-completion on the project. This percentage is multiplied by the contract value to determine the amount of revenue that can be recognized. Each month management reviews the budget on each project to determine if the assumptions within the budget are still correct and budgets are adjusted accordingly. As the work progresses, original estimates might be deemed incorrect due to revisions in the scope of work or patient enrollment rate and a contract modification might be negotiated with the customer to cover additional costs. We bear the risk of cost overruns. In the past, we have had to commit unanticipated resources to complete projects, resulting in lower gross margins on those projects. We might experience similar situations in the future. Should our estimated costs on fixed price contracts prove to be low, future margins could be reduced, absent our ability to negotiate a contract modification. We accumulate information on each project to refine our bidding process. Historically, the majority of our estimates and assumptions have been materially correct, but these estimates might not continue to be accurate. Clients generally may terminate a study at any time, which might cause unplanned periods of excess capacity and reduced revenues and earnings. To offset the effects of early terminations of significant contracts, the Company attempts to negotiate the payment of an early termination fee as part of the original contract.

         In our Discovery Science Group, we generate revenue from time to time in the form of milestone payments. Milestone payments are only received and recognized as revenues if the specified milestone is achieved and accepted by the customer. Although these payments are typically lower than up-front license fees, these payments can be significant because they are triggered as a result of achieving specified scientific milestones. Future potential milestone payments under various discovery contracts might never be received if the milestones are not achieved.

         Included in "Accounts receivable and unbilled services, net" on our Consolidated Balance Sheets is a reserve for doubtful accounts. Generally, before we do business with a new client, we have a credit check performed on that company to determine if they have a satisfactory credit rating. Senior management reviews the accounts receivable aging on a monthly basis to determine if any receivables will potentially be uncollectable. After all attempts to collect the receivable have failed, the receivable is written off against the reserve. Based on the information available to us, we believe our reserve for doubtful accounts as of December 31, 2001 was adequate. However, no assurances can be given that actual write-offs will not exceed the recorded reserve. On a quarterly basis, we review the financial statements and compliance certificates submitted by the entities that owe us money under outstanding notes receivable. To date, we have not had any indication that these notes will not be paid in full on a timely basis. All payments of interest and/or principal due had been made on a timely basis as of December 31, 2001. Due to unforeseen circumstances in the future, we may be unable to collect all or part of these notes receivable.

         Our investments consist of equity instrument investments in private entities for which fair values are not readily determinable. All of our investments are recorded under the cost method of accounting, with the exception of Apothogen. Many of the our investments are in relatively early stage life sciences or biotechnology companies that do not have long-established products or proven technologies. Therefore, these investments are subject to write-down for impairment whenever events or changes in circumstances indicate that the carrying amount of these investments may not be recoverable. Senior management reviews these investments for other than temporary declines in value, at a minimum, on a quarterly basis. Given the nature of these companies, our assessments of value are judgmental.

         Given the involvement of the Chairman of our Board of Directors and our Chief Executive Officer, we account for our investment in Apothogen under the equity basis method of accounting. Our maximum total capital commitment to Apothogen is $18 million and the timing of this commitment is subject to capital calls approved by Apothogen's board of directors and JPMorgan. As such, JPMorgan can control all future capital calls. We believe that the extent of our capital commitment to Apothogen will depend on the success of Apothogen in identifying and developing compounds and the resulting licensing or commercialization of those compounds. As of December 31, 2001, we had contributed approximately $0.3 million to Apothogen.

         Based on estimates of future taxable profits and losses in certain foreign tax jurisdictions, management has determined that a valuation allowance of $0.7 million is required for specific foreign tax loss carryforwards as of December 31, 2001. If these estimates prove inaccurate, a change in the valuation allowance, up or down, could be required in the future.

         We review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset might not be recoverable. If indicators of impairment were present, we would evaluate the carrying value of property and equipment and intangibles, including goodwill, in relation to estimates of future undiscounted cash flows of the underlying business, which are based on judgment and assumptions.

         The only off-balance sheet financing arrangement with non-consolidated entities that we have is with Spotlight Health. We are the guarantor of a $2.0 million revolving line of credit between Spotlight Health and First Union National Bank. See full details on this arrangement disclosed in the "Liquidity" section.

         In the normal course of business, we are party to various claims and legal proceedings. We record a reserve for these matters when an adverse outcome is probable and the amount of the potential liability is reasonably estimable. Although the ultimate outcome of these matters is currently not determinable, we do not believe that the resolution of these matters will have a material effect upon our financial condition, results of operations or cash flows for an interim or annual period. We attempt to manage our risk of liability for personal injury or death from administration of products under study through stringent operating procedures, contractual indemnification provisions with clients and minimum insurance requirements for clients. See full details on this insurance disclosed in the "Potential Liability and Insurance" section.

Contractual Obligations and Commercial Commitments

         Future minimum payments for all contractual obligations for years subsequent to December 31, 2001 are as follows (in thousands):

                                                              2003-     2005-    2007 and
                                        Total    2002         2004      2006   thereafter
                                       --------------------------------------------------
Capital lease obligations, including
  interest payments                    $  3,288  $  1,327  $ 1,961   $     -   $     -
Operating leases                        146,935    20,928   38,029    34,019    53,959
Less: sublease income                      (400)     (400)       -         -         -
                                       --------  --------  -------   -------   -------
Total                                  $149,823  $ 21,855  $39,990   $34,019   $53,959
                                       ========  ========  =======   =======   =======

         Other commercial commitments include the guarantee we provide on Spotlight Health's $2.0 million line of credit. See full details on this arrangement in the "Liquidity" section.

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

         In July 2001, the FASB issued Statement of Financial Accounting Standards No. 141, "Business Combinations", or SFAS No. 141, and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets", or SFAS No. 142. We have adopted SFAS No. 141 as of July 1, 2001, which requires that all business combinations be accounted for under the purchase method and that certain acquired intangible assets in a business combination be recognized as assets apart from goodwill. We intend to adopt SFAS No. 142 as of January 1, 2002, as required, and for goodwill and intangible assets acquired after June 30, 2001 (for the nonamortization and amortization provisions of the Statement), we have adopted the required provisions. We will no longer record amortization of goodwill in the financial statements effective January 1, 2002, as required by SFAS No. 142. Rather, we will analyze goodwill for impairment at the reporting unit level during the first quarter of 2002 and, at a minimum, on an annual basis going forward. Amortization expense related to goodwill for 2001 was $0.9 million and would have been expected to approximate this amount in 2002 under pre-existing accounting standards.

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

         In November 2001, the FASB issued Topic D-103, "Income Statement Characterization of Reimbursements Received for "Out-of-Pocket" Expenses Incurred". Topic D-103 requires reimbursements for out-of-pocket expenses incurred to be characterized as revenue in the income statement. Currently, we account for out-of-pocket expenses and contracted physician expenses as a reduction of revenues. Topic D-103 is effective for periods beginning after December 1, 2001 and will require comparative financial statements for prior periods to be reclassified. We are currently in the process of evaluating the impact that Topic D-103 will have on our consolidated financial statements.

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

Potential Liability and Insurance

         Clinical research services involve the testing of new drugs on human volunteers pursuant to a study protocol. This testing exposes us to the risk of liability for personal injury or death to patients resulting from, among other things, possible unforeseen adverse side effects or improper administration of the new drug. Many of these patients are already seriously ill and are at risk of further illness or death. We attempt to manage our risk of liability for personal injury or death to patients from administration of products under study through measures such as stringent operating procedures and contractual indemnification provisions with clients and through insurance maintained by clients. We monitor our clinical trials in compliance with government regulations. We have adopted global standard operating procedures intended to satisfy regulatory requirements in the United States and in many foreign countries and serve as a tool for controlling and enhancing the quality of our clinical trials. The contractual indemnifications generally do not protect us against our own actions, such as negligence. We currently maintain professional liability insurance coverage of up to $15.0 million per claim, with an annual aggregate policy limit of $15.0 million.

Potential Volatility of Quarterly Operating Results and Stock Price

         Our quarterly and annual operating results have fluctuated in the past, and we expect that they will continue to fluctuate in the future. Factors that could cause these fluctuations include:

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

         Fluctuations in quarterly results or other factors beyond our control could affect the market price of our common stock. Such factors include changes in earnings estimates by analysts, market conditions in our industry, changes in environmental, pharmaceutical and biotechnology industries, general economic conditions, and differences in assumptions employed compared to actual results. Any effect on our common stock could be unrelated to our longer-term operating performance.

Item 7A.   Quantitative and Qualitative Disclosures about Market Risk

         We are exposed to foreign currency risk by virtue of our international operations. We conduct business in several foreign countries. Approximately 14.8%, 12.2% and 15.0% of our net revenues for the years ended December 31, 1999, 2000 and 2001, respectively, were derived from operations outside the United States. Funds generated by each subsidiary are generally reinvested in the country where they are earned. Our operations in the United Kingdom generated more than 51% of our revenue from international operations during 2001. Accordingly, we do have some exposure to adverse movements in the pound sterling and other foreign currencies. The United Kingdom has traditionally had a relatively stable currency compared to our functional currency, the U.S. dollar. We anticipate that those conditions will persist for at least the next 12 months, but cannot guarantee such.

         The vast majority of our contracts are entered into by our United States or United Kingdom subsidiaries. The contracts entered into by the United States subsidiaries are almost always denominated in United States dollars. Contracts between our United Kingdom subsidiaries are generally denominated in pounds sterling, United States dollar or Euros. In most transactions involving multiple currencies, contractual provisions either limit or reduce the economic risk.

         We do have some currency risk resulting from the passage of time between the invoicing of customers under contracts and the ultimate collection of customer payments against those invoices. If a contract is denominated in a currency other than the subsidiary's local currency, we recognize a receivable at the time of invoicing for the local currency equivalent of the foreign currency invoice amount. Changes in exchange rates from the time the invoice is prepared and payment from the customer is received will result in our receiving either more or less in local currency than the local currency equivalent of the invoice amount at the time the invoice was prepared and the receivable established. We recognize this difference as a foreign currency transaction gain or loss, as applicable, and report it in other income, net.

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

         Translation of the balance sheet in this manner affects the shareholders' equity account, referred to as the cumulative translation adjustment account. This account exists only in the foreign subsidiary's U.S. dollar balance sheet and is necessary to keep the foreign balance sheet, stated in U.S. dollars, in balance. Translation adjustments are reported with accumulated other comprehensive income (loss) as a separate component of shareholders' equity. To date, cumulative translation adjustments have not been material to our consolidated financial position. Adjustments could in the future be material to our financial statements.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         None.

                                    PART III

         Certain information required by Part III is omitted from this report, because the Registrant intends to file a definitive proxy statement for its 2002 Annual Meeting of Stockholders to be held on May 15, 2002 (the "Proxy Statement") within 120 days after the end of its fiscal year pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934, as amended, and the information included therein is incorporated herein by reference to the extent provided below.

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

           2. The schedule to the consolidated financial statements of the Company and its subsidiaries. None.

           3. The exhibits filed as part of this Report are listed in Item 14(c) below.

       (b) Reports on Form 8-K.

       The Company filed a Current Report on Form 8-K with the Securities and Exchange Commission on October 16, 2001, relating to the Company's investment with Apothogen, Inc.

       (c) Exhibits

Exhibit No.            Description
-----------            -----------
  2.1**           --Plan of Merger to Merge PPD Subsidiary, Inc. with and into Pharmaceutical Product Development
                    Clinical Research Unit, Inc. ("PPD-CRU").
  2.2**           --Plan of Merger to Merge PPD-Europe, Inc. ("PPD Europe") with and into the Registrant.
  2.3*            --Agreement and Plan of Reorganization, dated as of June 20, 1996, among the Registrant,
                    Wilmington Merger Corp. and Applied Bioscience International Inc.
  2.4*            --Stock and Asset Master Purchase Agreement by and among Huntingdon International Holdings plc,
                    Huntingdon Life Sciences Inc., Applied Bioscience International Inc. and Pharmaco LSR
                    International Inc., dated as of November 1, 1995, incorporated by reference to Exhibit 2 to Applied
                    Bioscience International Inc.'s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 6, 1996.
  2.5*            --Stock Purchase Agreement among Applied Bioscience International Inc., PPD UK Holdings Limited
                    and Environ Holdings Inc. for the acquisition of all the capital stock of APBI Environmental
                    Sciences Group, Inc., Environmental Assessment Group Limited and Environ International Limited,
                    dated January 31, 1999.
  2.6*            --Agreement and Plan of Merger and Reorganization dated December 17, 2000, between DNA Sciences,
                    Inc., PIPO Acquisition Corp., and PPGx, Inc.
  2.7*            --Series C Preferred Stock Purchase Agreement dated December 17, 2000, between DNA Sciences,
                    Inc. and Pharmaceutical Product Development, Inc.
  2.8*            --Agreement and Plan of Reorganization dated January 28, 2002, by and among Pharmaceutical
                    Product Development, Inc., Subsidiary No. 8, LLC and Medical Research Laboratories
                    International, Inc.
  2.9*            --Share Purchase Agreement among Pharmaceutical Product Development, Inc., PPD UK Holdings
                    Limited, Evan A. Stein, M.D., Ph.D. and MRL Select Ltd. Co.
  3.1*            --Restated Articles of Incorporation.
  3.2*            --Amended and Restated Bylaws.
  10.8**          --Pharmaceutical Product Development, Inc. Equity Compensation Plan, effective as of October 30,
                    1995.
  10.9**          --Pharmaceutical Product Development, Inc. Stock Option Plan for Non-Employee Directors,
                    effective as of October 31, 1995.
  10.10**         --Registration Rights Agreement, dated January 24, 1996, by and among the Registrant and certain of its shareholders.
  10.35**         --Lease, dated January 26, 1994, by and between Michael James Lawton, Jeffrey William Ware,
                    Prudential Nominees Limited and Gabbay Group Limited.
  10.39**         --Lease Agreement, dated as of October 25, 1995, by and between PPD-CRU and Perimeter Park West
                    Associates Limited Partnership.
  10.55**         --Lease made January 23, 1996 between PPD-CRU and Western Center Properties, Inc.
  10.57*          --First Amendment to Registration Rights Agreement.
  10.59*          --First Amendment dated May 20, 1999 to Lease Agreement, dated October 25, 1995, between PPD
                    Development and Perimeter Park West Associates Limited Partnership.
  10.60*          --First, Second and Third Amendments to Lease Agreement, dated March 25, 1996, between PPD and
                    BBC Family Limited Partnership.

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

10.143*   --Second Amendment to Loan Agreement dated March 1, 2000, between Pharmaceutical Product
            Development, Inc. and First Union National Bank.
10.145*   --Third Amendment to Employee Stock Purchase Plan, dated June 21, 1997.
10.146*   --Third Amendment to Loan Agreement dated June 23, 2000, between Pharmaceutical Product
            Development, Inc. and First Union National Bank.
10.147*   --Fourth Amendment to Loan Agreement dated June 30, 2000, between Pharmaceutical Product
            Development, Inc. and First Union National Bank.
10.148*   --Employment Agreement dated July 20, 2000, between Pharmaceutical Product Development, Inc. and
            Philippe M. Maitre.
10.154*   --Loan Agreement dated September 22, 2000, by and between PPGx, Inc., Pharmaceutical Product
            Development, Inc. and Axys Pharmaceuticals, Inc.
10.155*   --Second Amendment to Registration Rights Agreement.
10.156*   --Amendment No. 3 to Credit and Security Agreement dated October 17, 2000, between Applied
            Bioscience International Inc., Environ Holdings, Inc. and Environ International Corporation
            and Environ Facility Services Corporation.
10.157*   --Amended and Restated Promissory Note dated October 17, 2000, between Applied Bioscience
            International Inc., Environ Holdings, Inc. and Environ International Corporation and Environ
            Facility Services Corporation.
10.158*   --Deferred Compensation Plan dated February 1, 2001.
10.159*   --Fifth Amendment to Loan Agreement dated December 19, 2000, between Pharmaceutical Product
            Development, Inc. and First Union National Bank.
10.160*   --First Amendment to and Reaffirmation of Subordination
            and Intercreditor Agreement dated October 17, 2000,
            between First Union National Bank and Applied Bioscience
            International, Inc.
10.162*   --Severance Agreement dated January 1, 2001, between Pharmaceutical Product Development, Inc.
            and various individuals.
10.163*   --Loan Agreement dated January 24, 2001, by and among Spotlight Health, Inc., Pharmaceutical
            Product Development, Inc. and First Union National Bank.
10.164*   --First Amendment, dated January 28, 1998, to Lease Agreement dated July 9, 1997 between PPD
            Development, Inc. (formerly known as PPD Pharmaco, Inc.) and Weeks Realty, L.P.
10.165*   --Second Amendment, dated June 26, 1998, to Lease Agreement dated July 9, 1997 between PPD
            Development, Inc. (formerly known as PPD Pharmaco, Inc.) and Weeks Realty, L.P.
10.166*   --Third Amendment, dated February 18, 1999, to Lease Agreement dated July 9, 1997 between PPD
            Development, Inc. (formerly known as PPD Pharmaco, Inc.) and Weeks Realty, L.P.
10.167*   --First Amendment, dated February 28, 2000, to Lease Agreement dated December 16, 1998 between
            PPD Development, Inc. and Duke-Weeks Realty, L.P.
10.168*   --First Amendment, dated January 1, 2001, to Employment Agreement dated December 17, 1999 between PPD Development, Inc. and Francis J. Casieri.
10.169*   --Sixth Amendment to Loan Agreement dated June 30, 2001, between Pharmaceutical Product
            Development, Inc. and First Union National Bank.
10.170*   --Employment Agreement dated July 9, 2001 between Pharmaceutical Product Development, Inc. and
            Brainard Judd Hartman.
10.171*   --First Amendment dated June 30, 2001, by and among Spotlight Health, Inc., Pharmaceutical
            Product Development, Inc. and First Union National Bank.
10.172*   --Amended and Restated Loan Agreement, dated July 31, 2001, between Pharmaceutical Product
            Development, Inc. and Wachovia Bank, N.A.
10.173*   --Second Amendment to and Reaffirmation of Subordination
            and Intercreditor Agreement dated June 30, 2001, between
            First Union National Bank and Applied Bioscience
            International Inc.
10.174*   --Amendment No. 4 to Credit and Security Agreement dated June 30, 2001, between Applied
            Bioscience International Inc., Environ Holdings, Inc. and Environ International Corporation
            and Environ Facility Services Corporation.
10.175*   --Registration Rights Agreement among Pharmaceutical Product Development, Inc., Evan A. Stein,
            M.D., Ph.D., Paula Steiner, Peter Laskarzewski, Joseph L. Staneck and MRL Select Ltd. Co.
10.176    --Employment Agreement dated January 15, 2002, between Pharmaceutical Product Development, Inc.
            and Fred B. Davenport, Jr.


10.177     --Employment Agreement dated January 15, 2002, between Pharmaceutical
             Product Development, Inc. and Paul S. Covington.
10.178     --Second Amendment dated December 31, 2001 among Spotlight Health,
             Inc., Pharmaceutical Product Development, Inc. and First Union
             National Bank.
21         --Subsidiaries of the Registrant.
23.1       --Consent of PricewaterhouseCoopers LLP.

           Exhibit 10.162 has been updated to amend Paul S. Covington's severance from two to two and one half years salary.

*    Previously filed.
** Incorporated by reference to the Registrant's Registration Statement on Form S-1, as amended (File No. 33-98996).

            PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                            Page

     Report of Independent Accountants                                       F-2

     Consolidated Statements of Operations for the Years Ended
           December 31, 1999, 2000 and 2001                                  F-3

     Consolidated Balance Sheets as of December 31, 2000 and 2001            F-4

     Consolidated Statements of Shareholders' Equity for the Years
           Ended December 31, 1999, 2000 and 2001                            F-5

     Consolidated Statements of Cash Flows for the Years Ended
           December 31, 1999, 2000 and 2001                                  F-6

     Notes to Consolidated Financial Statements                              F-7

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of Pharmaceutical Product Development, Inc. and its Subsidiaries

     In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of shareholders' equity and of cash flows present fairly, in all material respects, the financial position of Pharmaceutical Product Development, Inc. and its subsidiaries at December 31, 2000 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.



/s/ PRICEWATERHOUSECOOPERS LLP


McLean, Virginia
January 25, 2002

            PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 1999, 2000 AND 2001
                     (in thousands, except per share data)

                                                                              1999              2000             2001
                                                                            ---------        ---------         ---------
Development revenues, net of subcontractor costs of $120,666, $120,455
    and $155,652, respectively                                              $ 299,769        $ 330,516        $  403,701
Discovery sciences revenues, net of subcontractor costs of $57, $145
    and $476, respectively                                                      2,761           14,802            27,840
                                                                            ---------        ---------         ---------
       Net revenue                                                            302,530          345,318           431,541
                                                                            ---------        ---------         ---------

Direct costs - Development                                                    146,921          166,586           196,078
Direct costs - Discovery sciences                                               6,073            5,978            11,794
Research and development expenses                                               2,638            2,791             4,422
Selling, general and administrative expenses                                   95,130          109,183           126,391
Depreciation and amortization                                                  14,842           17,233            20,264
Merger costs                                                                      218                -                 -
                                                                            ---------        ---------         ---------
                                                                              265,822          301,771           358,949
                                                                            ---------        ---------         ---------
       Operating income                                                        36,708           43,547            72,592

Interest:
   Income                                                                       3,555            5,808             5,480
   Expense                                                                       (400)            (505)             (535)
                                                                            ---------        ---------         ---------
   Interest income, net                                                         3,155            5,303             4,945

Other income, net                                                               1,182            1,981               469
       Income from continuing operations before
         provision for income taxes                                            41,045           50,831            78,006
Provision for income taxes                                                     12,154           18,521            28,747
                                                                            ---------        ---------         ---------
       Income from continuing operations before equity in net loss of
           investee                                                            28,891           32,310            49,259
Equity in net loss of investee, net of income taxes                                 -                -                92
                                                                            ---------        ---------         ---------
       Income from continuing operations                                       28,891           32,310            49,167
Loss from operations of discontinued environmental sciences
   segment, net of income tax benefit of $251                                     395                -                 -
                                                                            ---------        ---------         ---------
       Net income                                                           $  28,496        $  32,310         $  49,167
                                                                            =========        =========         =========

Income from continuing operations per common share:
       Basic                                                                $    0.59        $    0.65         $    0.95
                                                                            =========        =========         =========
       Diluted                                                              $    0.58        $    0.64         $    0.94
                                                                            =========        =========         =========

Loss from discontinued operations per common share:
       Basic                                                                $   (0.01)       $       -         $       -
                                                                            =========        =========         =========
       Diluted                                                              $   (0.01)       $       -         $       -
                                                                            =========        =========         =========

Net income per common share:
       Basic                                                                $    0.58        $    0.65         $    0.95
                                                                            =========        =========         =========
       Diluted                                                              $    0.57        $    0.64         $    0.94
                                                                            =========        =========         =========

Weighted average number of common shares outstanding:
       Basic                                                                   49,132           49,930            51,689
       Dilutive effect of stock options                                           574              424               805
                                                                            ---------        ---------         ---------
       Diluted                                                                 49,706           50,354            52,494
                                                                            =========        =========         =========

  The accompanying notes are an integral part of these consolidated financial statements.

            PHARMACEUTICAL PRODUCT DEVELOPMENT,INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                        AS OF DECEMBER 31, 2000 AND 2001
                        (in thousands,except share data)

                                     Assets

                                                                                           2000             2001
                                                                                       ----------        ----------
Current assets
     Cash and cash equivalents                                                         $   76,411        $  143,173
     Accounts receivable and unbilled services, net                                       118,400           140,744
     Investigator advances                                                                  4,104             6,008
     Prepaid expenses and other current assets                                             12,185            10,507
     Current maturities of note receivable                                                    500               500
     Deferred tax asset                                                                     2,133             9,273
                                                                                       ----------         ---------
        Total current assets                                                              213,733           310,205

Property and equipment, net                                                                60,240            85,690
Goodwill, net                                                                               9,034             7,590
Notes receivable, long-term portion                                                        19,000            17,000
Investments                                                                                38,755            43,758
Other assets                                                                                4,153             1,157
                                                                                       ----------        ----------

        Total assets                                                                   $  344,915        $  465,400
                                                                                       ==========        ==========

                      Liabilities and Shareholders' Equity

Current liabilities
     Accounts payable                                                                  $    8,772        $    8,210
     Payables to investigators                                                              5,538             7,988
     Other accrued expenses                                                                38,248            48,951
     Unearned income                                                                       53,385            82,336
     Accrued income taxes                                                                     273             8,688
     Current maturities of long-term debt and capital lease obligations                       614             1,203
                                                                                       ----------        ----------
        Total current liabilities                                                         106,830           157,376

Long-term debt and capital lease obligations, less current maturities                       1,353             1,871
Deferred rent and other                                                                     2,789             3,518
                                                                                       ----------        ----------

         Total liabilities                                                                110,972           162,765

 Commitments and contingencies (Notes 10 and 14)

Shareholders' equity
     Common stock, $0.10 par value, 95,000,000 shares authorized; 50,669,526 and
         51,930,313 shares issued and outstanding,
         respectively                                                                       5,066             5,193
     Paid-in capital                                                                      142,975           164,162
     Retained earnings                                                                     91,007           140,174
     Deferred compensation                                                                      -              (966)
     Accumulated other comprehensive loss                                                  (5,105)           (5,928)
                                                                                       -----------        ----------
        Total shareholders' equity                                                         233,943           302,635
                                                                                       -----------        ----------

         Total liabilities and shareholders' equity                                    $  344,915        $   465,400
                                                                                       ==========        ===========

  The accompanying notes are an integral part of these consolidated financial statements.

           PHARMACEUTICAL PRODUCT DEVELOPEMENT, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 1999, 2000 AND 2001
                                 (in thousands)

                                                                                              Accumulated
                                                                                                 Other                 Comprehensive
                                         Common             Paid-in   Retained   Deferred    Comprehensive                 Income
                                         Shares  Par Value  Capital   Earnings Compensation      Loss         Total        (Loss)
                                       ---------------------------------------------------------------------------------------------
Balance December 31, 1998                48,618   $  4,862 $ 124,277  $ 30,201            -     $     (571)  $ 158,769

Net income                                                              28,496                                  28,496   $  28,496

Other comprehensive loss:
  Translation adjustments                                                                           (2,154)     (2,154)     (2,154)
                                                                                                                         ---------


Comprehensive income                                                                                                     $  26,342
                                                                                                                         =========

Issuance of common shares for exercise
  of stock options and employee stock
  purchase plan                             640         64     6,136                                             6,200

Income tax benefit from exercise of
  stock options                                                1,153                                             1,153
                                       ----------------------------------------------------------------------------------

Balance December 31, 1999                49,258      4,926   131,566    58,697            -         (2,725)    192,464

Net income                                                              32,310                                  32,310   $  32,310

Other comprehensive loss:
  Translation adjustments                                                                           (2,380)     (2,380)     (2,380)
                                                                                                                         ---------

Comprehensive income                                                                                                     $  29,930
                                                                                                                         =========

Issuance of common shares for exercise
  of stock options and employee stock
  purchase plan                           1,412        140     9,028                                             9,168

Income tax benefit from exercise of
  stock options                                                2,381                                             2,381
                                       ----------------------------------------------------------------------------------

Balance December 31, 2000                50,670      5,066   142,975    91,007            -         (5,105)    233,943

Net income                                                              49,167                                  49,167   $  49,167

Other comprehensive loss:
  Translation adjustments                                                                             (823)       (823)       (823)
                                                                                                                         ---------

Comprehensive income                                                                                                     $  48,344
                                                                                                                         =========

Issuance of common shares for exercise
  of stock options and employee stock
  purchase plan                           1,230        124    13,483                                            13,607

Income tax benefit from exercise of
  stock options                                                6,258                                             6,258

Stock issued for deferred compensation       30          3     1,446                 (1,449)                         -

Amortization of stock compensation                                                      483                        483
                                       ----------------------------------------------------------------------------------

Balance December 31, 2001                51,930    $ 5,193 $ 164,162  $140,174        $(966)    $   (5,928)  $ 302,635
                                         ======    ======= =========  ========        =====     ==========   =========

   The accompanying notes are an integral part of these consolidated financial statements.

           PHARMACEUTICAL PRODUCT DEVELOPEMENT, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1999, 2000 AND 2001
                                 (in thousands)

                                                                         1999              2000             2001
                                                                       ---------        ---------         ---------
Cash flows from operating activities:
    Net income                                                         $  28,496        $  32,310         $  49,167
    Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation and amortization                                       15,040           17,233            20,264
      Discount on note receivable                                              -                -             1,500
      Stock compensation amortization                                          -                -               483
      Provision for doubtful accounts                                        409            1,060               973
      Equity in net loss of investee                                           -                -                92
      Gain on sale of business                                                 -             (498)                -
      Deferred income taxes                                                  294            1,879            (4,361)
      Loss on disposition of property and equipment, net                       -               34               438
      Change in operating assets and liabilities:
         Accounts receivable and unbilled services, net                   (6,420)          (4,708)          (23,317)
         Prepaid expenses and investigator advances                       (1,987)          (2,519)           (2,293)
         Current income taxes                                             (4,114)           6,190            16,739
         Other assets                                                     (3,962)            (761)              411
         Accounts payable, other accrued expenses and deferred rent        6,428            8,927             9,754
         Payable to investigators                                            712             (379)            2,450
         Unearned income                                                  15,704            3,172            28,951
                                                                       ---------        ---------         ---------
                Net cash provided by operating activities                 50,600           61,940           101,251
                                                                       ---------        ---------         ---------
Cash flows from investing activities:
      Purchases of property and equipment                                (23,233)         (21,515)          (41,889)
      Net cash received from sale of businesses                            3,421                -                 -
      Proceeds from sale of property and equipment                            31              225               946
      Cash received from repayment of note receivable                        500              500               500
      Purchases of investments                                            (3,500)         (30,755)           (5,095)
      Net cash paid for acquisitions                                           -           (1,500)                -
                                                                       ---------        ---------         ---------
                Net cash used in investing activities                    (22,781)         (53,045)          (45,538)
                                                                       ---------        ---------         ---------
Cash flows from financing activities:
      Proceeds from long-term debt                                           982                -                 -
      Principal repayments on long-term debt                              (6,406)             (94)              (54)
      Repayment of capital lease obligations                                 (11)            (429)           (1,680)
      Proceeds from exercise of stock options and employee
        stock purchase plan                                                6,200            9,168            13,606
                                                                       ---------        ---------         ---------
                Net cash provided by financing activities                    765            8,645            11,872
                                                                       ---------        ---------         ---------

Effect of exchange rate changes on cash and cash equivalents              (2,154)          (2,380)             (823)
                                                                       ---------        ---------         ---------
Net increase in cash and cash equivalents                                 26,430           15,160            66,762
Cash and cash equivalents, beginning of the year                          34,821           61,251            76,411
                                                                       ---------        ---------         ---------
Cash and cash equivalents, end of the year                             $  61,251        $  76,411         $ 143,173
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

           PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     (in thousands, except per share data)

1.       Summary of Operations and Significant Accounting Policies:

Nature of Business

         Pharmaceutical Product Development, Inc. and its subsidiaries (collectively the "Company") provide a broad range of research and development and consulting services in the development and discovery sciences segments. In the development segment, the Company provides services, which include preclinical programs through phase 1 to phase 4 clinical development. In addition, the Company also offers post-market support services for drugs receiving approval for market use, such as product launch services, patient compliance programs, and medical communications programs for consumer and healthcare providers on product use and adverse events. The discovery sciences services include functional genomics, which is the study of gene functions to identify drug targets within the body, as well as biological chemistry research and preclinical biology services. The Company provides services under contract to clients in the pharmaceutical, general chemical, biotechnology and other industries. The Company markets its development services primarily in the United States and Europe. The Company's discovery revenues have all been generated in the United States to date.

         Prior to selling its environmental sciences segment on January 31, 1999 (see Note 3), the Company also provided environmental sciences services. Environmental sciences services included assessment and management of chemical and environmental health risk, site investigation and remediation planning and litigation support. In addition to the industries mentioned above, the environmental sciences segment also marketed services to clients in the industrial, manufacturing and oil and gas industries. The environmental sciences segment marketed its services primarily in the United States and Europe.

Principles of Consolidation

         The accompanying consolidated financial statements include the accounts and results of operations of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated, including transactions with the equity method investee.

Merger Costs

         The Company recorded merger costs of $218 in connection with the acquisition of ATP, Inc. (PPD Medical Communications) in 1999 (see Note 2). This acquisition was accounted for using the pooling of interests method of accounting. This cost was primarily transaction expenses related to this pooling transaction.

Revenue Recognition

         The Company records revenues from fixed-price contracts on a percentage-of-completion basis. To measure the percentage-of-completion, the Company compares actual costs incurred to estimated total contract costs. Revenues from time-and-material contracts are recognized as hours are incurred multiplied by the billable rates for each contract. Revenues from unitized contracts are recognized as subjects or samples are tested multiplied by the price for each. Revenues are recorded net of reimbursement received from clients for pass-through expenses, which generally include subcontractor costs that consist of investigator fees, travel and certain other contract costs.

         If we determine that a loss will result from the performance of a fixed-price contract, the entire amount of the estimated loss is charged against income in the period in which such determination is made. Clients generally may terminate a study at any time, which might cause unplanned periods of excess capacity and reduced revenues and earnings. To offset the effects of early terminations of significant contracts, the Company attempts to negotiate the payment of an early termination fee as part of the original contract.

         Discovery Sciences Group revenues also include nonrefundable technology license fees and milestone payments. For nonrefundable license fees received at the initiation of license agreements for which the Company has an ongoing research and development commitment, the Company defers these fees and recognizes them ratably over the period of the related research and development. Nonrefundable license fees received under license

           PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     (in thousands, except per share data)

1.   Summary of Operations and Significant Accounting Policies (Continued):

Revenue Recognition (Continued)

agreements where the Company's continued performance of future research and development services is not required, are recognized upon delivery of the technology. These non-refundable fees are generally up-front payments for the initial license of and access to technology. In addition to license fees, the Discovery Sciences Group also generates revenue from time to time in the form of milestone payments. Milestone payments are only received and recognized as revenues if the specified milestone is achieved and accepted by the customer. Although these payments are typically lower than up-front license fees, these payments can be significant because they are triggered as a result of achieving specified scientific milestones.

     In December 1999, the SEC issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements", ("SAB 101"), which provides guidance on the recognition, presentation and disclosures of revenue in financial statements filed with the SEC. SAB 101, as amended by SAB 101A and SAB 101B, outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosures related to revenue recognition policies. SAB 101 was adopted in the Company's fourth quarter of fiscal year 2000. The adoption of SAB 101 did not have a significant impact on the Company's revenue recognition policies.

     In November 2001, the FASB issued Topic D-103, "Income Statement Characterization of Reimbursements Received for "Out-of-Pocket" Expenses Incurred". Topic D-103 requires reimbursements for out-of-pocket expenses incurred to be characterized as revenue in the income statement. Currently, the Company accounts for out-of-pocket expenses and contracted physician expenses as a reduction of revenues. Topic D-103 is effective for periods beginning after December 1, 2001 and will require comparative financial statements for prior periods to be reclassified. The Company is currently in the process of evaluating the impact that Topic D-103 will have on its consolidated financial statements.

Cash and Cash Equivalents

     Cash and cash equivalents consist of unrestricted cash accounts, which are not subject to withdrawal restrictions or penalties, and all highly liquid investments which are rated A or better by Standard & Poor's or Moody's and which have a maturity of three months or less at the date of purchase.

     Supplemental cash flow information consisted of the following:

                                                                                   Years Ended December 31,
                                                                       --------------------------------------------
                                                                         1999              2000             2001
                                                                       ---------        ---------         ---------
Cash paid for interest                                                 $     319        $     565         $     273
                                                                       =========        =========         =========
Cash paid for income taxes, net                                        $  15,972        $  11,252         $  16,627
                                                                       =========        =========         =========
Assets acquired under capital leases                                   $     349        $   2,006         $   2,841
                                                                       =========        =========         =========
Property and equipment additions included in accounts payable          $   1,458        $   1,243         $   1,755
                                                                       =========        =========         =========
Investment acquired for PPGx stock                                     $       -        $  17,005         $       -
                                                                       =========        =========         =========

           PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     (in thousands, except per share data)

1.   Summary of Operations and Significant Accounting Policies (Continued):

Financial Instruments

     In the fourth quarter of 1999, the Company entered into a short sale and repurchase of U.S. Treasury bonds with a face value of $520,000. This transaction matured on May 15, 2000. The Company is required to record these financial instruments at their net fair value on each reporting date, with any changes in the fair value recorded as either interest income or interest expense. Net interest expense of $100 and $349 has been recognized related to this transaction at December 31, 1999 and 2000, respectively. The Company was required to make a margin deposit of $2,600 related to this transaction.

Investigator Payments

     Billings and payments to investigators are based on predetermined contractual agreements that can differ from the accrual of the related costs. Investigator costs are recognized based upon the status of the work completed as a percentage of the total procedures required under the contract or based on patient enrollment over the term of the contract. Payments made in excess of the accrued costs are classified as investigator advances, and accrued costs in excess of amounts paid are classified as payables to investigators in the consolidated balance sheets. Contracted physician costs are considered a pass-through expense and are recorded as a reduction to revenues in the consolidated statements of operations. See the discussion of recent accounting pronouncements (Topic D-103) under "Revenue Recognition".

Property and Equipment

     Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is recorded using the straight-line method, based on estimated useful lives of 20 to 40 years for buildings, five to seven years for laboratory equipment, three to five years for computers and related equipment and seven to 10 years for furniture and equipment, except for the airplane which is being depreciated over 25 years. Leasehold improvements are amortized over the shorter of the respective lives of the leases or the useful lives of the improvements. Property under capital leases is amortized over the life of the lease or the service life, whichever is shorter.

Internal Use Software

     The Company accounts for internal use software in accordance with the provisions of AICPA Statement of Position No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use", which requires certain direct costs and interest costs that are incurred during the application stage of development to be capitalized and amortized over the useful life of the software.

Goodwill

     The excess of the purchase price of businesses acquired over the fair value of net tangible assets and identifiable intangible assets and acquired in-process research and development costs at the date of the acquisitions has been assigned to goodwill. Goodwill is being amortized over periods of 10 to 25 years. Goodwill is presented net of accumulated amortization at December 31, 2000 and 2001 of $5,753 and $6,801, respectively. The amortization charges for each of the three years ended December 31, 1999, 2000 and 2001 were $1,005, $925 and $929, respectively.

     In July 2001, the FASB issued Statement of Financial Accounting Standards No. 141, "Business Combinations", or SFAS No. 141. On July 1, 2001, the Company adopted SFAS No. 141, which requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method and that certain acquired intangible assets in a business combination be recognized as assets apart from goodwill.

            PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (in thousands, except per share data)


1.   Summary of Operations and Significant Accounting Policies (Continued):

Realizability of Carrying Value of Long-Lived Assets

     The Company is required to review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, in accordance with the provisions of Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". Accordingly, when indicators of impairment are present, the Company evaluates the carrying value of property, plant and equipment and intangibles, including goodwill, in relation to the operating performance and estimates of future undiscounted cash flows of the underlying business and recognizes an impairment, if necessary, to state property, plant and equipment and intangibles at their fair value. No such impairment was recorded during any of the three years ended December 31, 1999, 2000 and 2001.

     In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", or SFAS No. 144, which supersedes SFAS No. 121 and portions of APB Opinion No. 30. SFAS No. 144 provides guidance on the recognition and impairment of long-lived assets to be held and used and for long-lived assets to be disposed. The Company intends to adopt SFAS No. 144 as of January 1, 2002, as required, and does not believe the adoption will have a material impact on the consolidated financial statements.

     In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets", or SFAS No. 142. The Company intends to adopt SFAS No. 142 as of January 1, 2002, as required, and for goodwill and intangible assets acquired after June 30, 2001 (for the nonamortization and amortization provisions of the Statement). The Company will no longer record amortization of goodwill in the financial statements effective January 1, 2002 as required by SFAS No. 142. Rather, the Company will analyze goodwill for impairment at the reporting unit level during the first quarter of 2002 and, at a minimum, on an annual basis going forward. Amortization expense related to goodwill for 2001 was $929 and would have been expected to approximate this amount in 2002 under pre-existing accounting standards.

Investments

     Investments consist of equity instrument investments in private entities for which fair values are not readily determinable. All of the Company's investments are recorded under the cost method of accounting, with the exception of Apothogen. These investments are subject to write-down for impairment whenever events or changes in circumstances indicate that the carrying amount of these investments may not be recoverable. Given the involvement of the Chairman of the Board of Directors of the Company and the Chief Executive Officer of the Company, the Company accounts for its investment in Apothogen under the equity method of accounting. Accordingly, based on its ownership of 14.75% of Apothogen's Series A convertible preferred stock, the Company has recognized 14.75% of the net losses of Apothogen.

Other Assets

     Other assets are comprised primarily of other intangible assets and a net long-term deferred tax asset. Other intangible assets are being amortized on a straight-line basis over periods of three to ten years. See Note 8.

Unbilled Services and Unearned Income

     In general, prerequisites for billings are established by contractual provisions, including predetermined payment schedules, the achievement of contract milestones or submission of appropriate billing detail. Unbilled services arise when services have been rendered but clients have not been billed. Conversely, unearned income represents amounts billed in excess of revenue recognized.

           PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     (in thousands, except per share data)

1.   Summary of Operations and Significant Accounting Policies (Continued):

Income Taxes

     Income taxes are computed using the asset and liability approach, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns. In estimating future tax consequences, the Company generally considers all expected future events other than enactment of changes in tax law or rates. If it is more likely than not that some portion or all of a deferred tax asset will not be realized, a valuation allowance is recorded.

Concentration of Credit Risk

     Statement of Financial Accounting Standards No. 105, "Disclosure of Information about Financial Instruments with Off-Balance-Sheet Risk and Financial Instruments with Concentrations of Credit Risk", requires disclosure of information about financial instruments with off-balance-sheet risk and financial instruments with concentrations of credit risk. Financial instruments that subject the Company to concentrations of credit risk consist principally of accounts receivable, notes receivable and cash equivalents.

     The Company's clients are primarily pharmaceutical and biotechnology companies. One customer accounted for 10.3% and 10.7% of consolidated net revenue in 2001 and 2000, respectively. No single client accounted for more than 10% of the Company's net revenue in 1999. These revenues were derived from the Company's development segment. Concentrations of credit risk with respect to accounts receivable are limited to a degree due to the large number of clients comprising the Company's client base. Ongoing credit evaluations of clients' financial condition are performed and, generally, no collateral is required. The Company maintains reserves for potential credit losses and these losses, in the aggregate, have historically not exceeded management's estimates.

     The Company's cash equivalents consist principally of commercial paper. Bank deposits at times exceed the FDIC insurance limit. Based on the nature of the financial instruments and/or historical realization of these financial instruments, the Company believes they bear minimal risk.

Comprehensive Income

     Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income", requires the Company to display an amount representing comprehensive income for the year in a financial statement which is displayed with the same prominence as other financial statements. The Company has elected to present this information in the Statements of Shareholders' Equity. The Company's comprehensive income (loss) consists of net income and the change in the cumulative foreign currency translation adjustment.

Foreign Currency Translations and Transactions

     Assets and liabilities of foreign operations, where the functional currency is the local currency, are translated into U.S. dollars at the rate of exchange at each reporting date. Income and expenses are translated at the average rates of exchange prevailing during the month in which a transaction occurs. Gains or losses from translating foreign currency financial statements are recorded in other comprehensive income. The cumulative translation adjustment included in other comprehensive income for the years ended December 31, 1999, 2000 and 2001 totaled $(2,154), $(2,380) and $(823), respectively. Foreign currency transaction gains and losses are included in other income, net.

Stock Dividend

     On April 16, 2001, the Board of Directors declared a one-for-one stock dividend. The record date for the dividend was April 27, 2001, and the distribution date was May 11, 2001. All share and per share amounts for all periods presented in the accompanying consolidated financial statements have been restated to reflect the effect of this stock dividend, which was accounted for as a stock split.

           PHARMACEUTICAL PRODUCT DEVELOPEMENT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     (in thousands, except per share data)



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

Stock-Based Compensation

         The Company accounts for stock-based compensation based on the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25"), which states that, for fixed plans, no compensation expense is recorded for stock options or other stock-based awards to employees that are granted with an exercise price equal to or above the estimated fair value per share of the Company's common stock on the grant date. In the event that stock options are granted with an exercise price below the estimated fair value of the Company's common stock at the grant date, the difference between the fair value of the Company's common stock and the exercise price of the stock option is recorded as deferred compensation. Deferred compensation is amortized to compensation expense over the vesting period of the stock option. The Company has adopted the disclosure requirements of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation", which requires compensation expense to be disclosed based on the fair value of the options granted at the date of the grant. See Note 11.

Advertising Costs

         Advertising costs are charged to operations as incurred. Advertising costs were approximately $1,206, $2,048 and $1,390 for the years ended December 31, 1999, 2000 and 2001, respectively.

Research and Development Costs

         Research and development costs are charged to operations as incurred. Research and development costs are listed as a separate line item on the Company's consolidated statements of operations.

Derivative Investments

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Investments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133 establishes accounting and reporting standards for derivatives and hedging activities and supercedes several existing standards. SFAS No. 133, as amended by SFAS No. 137 and SFAS No. 138, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The adoption of SFAS No. 133 as of January 1, 2001 did not have a material impact on the consolidated financial statements.

Use of Estimates

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Reclassifications

         Certain prior year amounts have been reclassified to conform to the 2001 presentation.

           PHARMACEUTICAL PRODUCT DEVELOPEMENT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (in thousands, except per share data)

2.       Acquisitions:

         In March 1999, the Company acquired PPD Medical Communications (formerly ATP, Inc.), a health information services company. PPD Medical Communications provides customized inbound and outbound telecommunications programs targeting consumers and health care providers. The Company acquired all of the outstanding stock of ATP, Inc. in exchange for issuance of approximately 876 shares of the Company's common stock. Outstanding ATP, Inc. options were exchanged for options to acquire approximately 216 shares of the Company's common stock. This acquisition was accounted for using the pooling of interests method. Accordingly, the Company's financial statements include the results of PPD Medical Communications for all periods presented.

3.       Discontinued Operations:

         Effective January 31, 1999, the Company sold its environmental sciences segment to Environ Holdings, Inc., a new company formed by the management of the environmental sciences segment, for total consideration of approximately $26,244 in a management buyout. The Company received cash of $1,244, a four-year note for $7,000 and a 12-year note for $18,000 (see Note 6). The sale resulted in no gain or loss because the sales price was equal to the book value of the net assets sold at the date of the sale. In the first quarter of 1999, the Company received full pre-payment of the four-year note.

         The operating results of the environmental sciences segment for the year ended December 31, 1999 were as follows:

                      Net revenues           $    3,866
                      Loss from operations         (629)
                      Net loss                     (395)




4.       Accounts Receivable and Unbilled Services:

         Accounts receivable and unbilled services consisted of the following:

                                                            December 31,
                                                    ---------------------------
                                                       2000             2001
                                                    ---------         ---------
         Trade:
               Billed                               $  81,584         $  99,877
               Unbilled                                38,770            43,748
               Reserve for doubtful accounts           (1,954)           (2,881)
                                                    ---------         ---------
                                                    $ 118,400         $ 140,744
                                                    =========         =========

         Change in reserve for doubtful accounts consisted of the following:

                                                                                 Years Ended December 31,
                                                                   ------------------------------------------------
                                                                      1999                2000              2001
                                                                   ----------           ---------         ---------
               Balance at beginning of year                        $    2,042           $   1,066         $   1,954
               Additions charged to costs and expenses                    409               1,060               973
               Deductions                                                (516)               (172)              (46)
               Sale of environmental sciences segment                    (869)                  -                 -
                                                                   ----------           ---------         ---------
               Balance at end of year                              $    1,066           $   1,954         $   2,881
                                                                   ==========           =========         =========

           PHARMACEUTICAL PRODUCT DEVELOPEMENT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (in thousands, except per share data)

5.       Property and Equipment:

         Property and equipment, stated at cost, consisted of the following:

                                                                                        December 31,
                                                                                ---------------------------
                                                                                  2000               2001
                                                                                ---------         ---------
         Land                                                                   $   1,257         $   1,245
         Buildings and leasehold improvements                                      18,748            21,088
         Construction in progress and asset deposits                                2,661             9,864
         Furniture and equipment                                                   57,495            77,102
         Computer equipment and software                                           46,990            54,211
                                                                                ---------         ---------
                                                                                  127,151           163,510
         Less accumulated depreciation and amortization                           (66,911)          (77,820)
                                                                                ---------         ---------
                                                                                $  60,240         $  85,690
                                                                                =========         =========

         The annual depreciation and amortization charges on property and equipment for the years ended December 31, 1999, 2000 and 2001 were $13,936, $16,291 and $19,200 respectively.

         The Company had property and equipment under capital leases with a net book value at December 31, 2000 and 2001 of $1,915 and $3,075, respectively. Capital leases, net of accumulated depreciation, of $451 and $1,706 as of December 31, 2000 and 2001, respectively, are included in computer equipment and software.

6.       Notes Receivable:

         Notes receivable consisted of the following:                                   December 31,
                                                                                ---------------------------
                                                                                  2000               2001
                                                                                ---------         ---------
         Note receivable from sale of environmental sciences segment            $  18,000         $  16,500
         Other note receivable                                                      1,500             1,000
                                                                                ---------         ---------
                                                                                   19,500            17,500
         Less current maturities                                                     (500)             (500)
                                                                                ---------         ---------
                                                                                $  19,000         $  17,000
                                                                                =========         =========

         The note receivable related to the sale of the Company's environmental sciences segment (see Note 3) will be received over 12 years. The first four years are interest-only payments with the first interest payment received on December 31, 1999. Principal payments commence on December 31, 2003. The note bears interest at a rate of 8%. During the fourth quarter of 2001, the Company was negotiating a potential pre-payment of this note receivable and recorded a $1,500 discount.

         The other note receivable relates to the sale of a prior business and bears interest at a rate of 10% and is payable over a five-year period, which began on February 27, 1998, in equal annual payments.

           PHARMACEUTICAL PRODUCT DEVELOPEMENT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (in thousands, except per share data)

7.       Investments:

         Investments consisted of the following:

                                                            December 31,
                                                    ---------------------------
                                                        2000            2001
                                                    ---------         ---------
         Investment in DNA Sciences, Inc.           $  32,005         $  32,005
         Investment in Spotlight Health                 5,000             5,000
         Investment in SLIL Biomedical Corp.                -             4,700
         Investment in DAS                              1,500             1,500
         Investment in CancerConsultants.com, Inc.        250               250
         Investment in Apothogen, Inc.                      -               203
         Investment in PrimeCyte, Inc.                      -               100
                                                    ---------         ---------
                                                    $  38,755         $  43,758
                                                    =========         =========

         All of the Company's investments, with the exception of Apothogen, Inc., are being accounted for using the cost method of accounting as the Company has determined that it does not have the ability to exercise significant influence on the operations of these companies.

         In February 1999, the Company invested in PPGx, an entity formed together with Axys Pharmaceuticals, Inc. ("Axys") to pursue the business of pharmacogenomics. The Company contributed $1,500 and the net assets of Intek, and assigned the rights to a certain software license from Axys for an 18.2% ownership interest in PPGx. In December 2000, the Company exercised its option to increase its ownership to 50% for $5,900 and subsequently sold its investment in PPGx to DNA Sciences, Inc. for approximately 1.5 million shares of DNA Sciences Series D preferred stock. As a result of this transaction, the Company recognized a gain from the sale of PPGx of $498. In conjunction with this transaction, the Company repaid a $4,560 loan on PPGx's behalf and forgave a note receivable from PPGx in the amount of $1,065. In December 2000, the Company purchased approximately 1.5 million shares of DNA Sciences Series C preferred stock for $15,000. The Company owned approximately 1.5 million shares of DNA Sciences Series C preferred stock and approximately 1.5 million shares of DNA Sciences, Inc. Series D preferred stock, representing an 11.2% and 10.8% ownership interest as of December 31, 2000 and 2001, respectively.

         In April 2000, the Company purchased 1.0 million shares of Spotlight Health Series C convertible preferred stock, which represented approximately 8.4% and 7.6% ownership of Spotlight Health as of December 31, 2000 and 2001, respectively. In January 2001, the Company entered into an agreement with Spotlight Health and First Union National Bank to serve as the guarantor of a $2,000 revolving line of credit from First Union. Indebtedness under the line is unsecured and subject to traditional covenants relating to financial ratios. As of December 31, 2001, there was $2,000 outstanding under this credit facility. This credit facility is currently scheduled to expire in June 2002, at which time any outstanding balance is due. Further extensions of this guarantee beyond June 2002 are possible.

         In November 2001, the Company purchased 2.0 million shares of SLIL Biomedical Series C preferred stock, which represents an 18.7% ownership interest as of December 31, 2001. In connection with this investment, the Company also received a warrant to purchase up to $1,175 of stock, which SLIL Biomedical issues in connection with a future institutional offering, at the price per share stated in that offering. The Company owns 0.6 million shares of Digital Arts and Sciences ("DAS") Series D preferred stock, which represented a 6.8% and 6.7% ownership interest of December 31, 2000 and 2001, respectively.

         In December 2000, the Company purchased approximately 0.3 million shares of CancerConsulatants.com common stock, which represented a 2.8% and 2.7% ownership interest as of December 31, 2000 and 2001, respectively. The Company also received, as part of the purchase, a warrant to purchase approximately 0.2 million shares of CancerConsultants.com common stock at an exercise price of $1.25 per common share.

           PHARMACEUTICAL PRODUCT DEVELOPEMENT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (in thousands, except per share data)

7.       Investments (Continued):

         In October 2001, the Company made an investment in Apothogen, Inc., a new company formed with JPMorgan Partners (BHCA), L.P., the Chairman of the Company's Board of Directors and the Chief Executive Officer of the Company to engage in the business of acquiring, developing and commercializing pharmaceutical products. Due to the individual interests of the Chairman of the Company's Board of Directors and the Chief Executive Officer of the Company in Apothogen, in connection with this transaction, the Company's board of directors adopted a policy to address potential conflicts of interest. This policy identifies the transactions that are subject to the policy and establishes procedures for the disclosure and disinterested approval of these transactions. Apothogen's shareholders have committed to provide financing to Apothogen through the purchase of Apothogen's Series A convertible preferred stock. The Company's maximum total capital commitment to Apothogen is $18,000, and the timing of this commitment is subject to capital calls approved by Apothogen's board of directors and JPMorgan. As such, JPMorgan can control all future capital calls. The Company's level of financing is dependent upon the success of Apothogen in developing compounds and the resulting licensing or commercialization of those compounds. JPMorgan can contribute up to $100,000 to Apothogen. As of December 31, 2001, the Company had contributed $295 to Apothogen for Series A convertible preferred stock. The Series A preferred stock can be converted to Apothogen common stock at any time and is subject to a mandatory conversion upon the occurrence of certain events. Given the involvement of the Chairman of the Company's Board of Directors and the Chief Executive Officer of the Company, the Company is accounting for its investment in Apothogen under the equity method of accounting. Accordingly, based on the Company's current ownership interest of 14.75% of Apothogen's Series A convertible preferred stock, the Company is recognizing 14.75% of the net earnings or losses of Apothogen. Due to the fact that the Company has a future capital commitment, it is possible that the Company might end up recording losses in excess of the amount of its investment contributions to Apothogen. In connection with this investment, the Company also entered into an agreement to be the exclusive provider of drug development and clinical research program management services to Apothogen. Under this agreement, these services will be provided to Apothogen at the Company's customary and usual rates. The Company also granted Apothogen a first right to negotiate an exclusive license with respect to compounds acquired or licensed by the Company after October 5, 2001. The Company had a receivable from Apothogen as of December 31, 2001 of $199. Apothogen rents facility space from the Company and the Company provides Apothogen with development services and specified administrative services. During 2001, the Company recorded $118 in rental income and $5 in drug development services revenues from Apothogen.

         In November 2001, the Company purchased approximately 67 thousand shares of PrimeCyte Series D preferred stock, which represented a 0.7% ownership interest in PrimeCyte as of December 31, 2001. The Company also received, as part of the purchase, a warrant to purchase 33 thousand shares of common stock in PrimeCyte at an exercise price of $1.50 per common share.

8.       Other Assets:

         Other assets consisted of the following:

                                                                                                December 31,
                                                                                        ---------------------------
                                                                                           2000             2001
                                                                                        ---------         ---------
         Long-term deferred tax assets                                                  $   2,404         $       -
         Intangible assets, net of accumulated
           amortization of $1,099 and $1,232, respectively                                    880               698
         Other assets                                                                         869               459
                                                                                        ---------         ---------
                                                                                        $   4,153         $   1,157
                                                                                        =========         =========

         The annual amortization charges on intangible assets for each of the three years ended December 31, 1999, 2000 and 2001 were $153, $17 and $135, respectively.

           PHARMACEUTICAL PRODUCT DEVELOPMENT , INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     (in thousands, except per share data)


9.    Other Accrued Expenses:

      Other accrued expenses consisted of the following:

                                                                      December 31,
                                                               ---------------------------
                                                                  2000             2001
                                                               ---------         ---------
      Accrued salaries, wages, benefits and related costs      $  28,307         $  35,356
      Other                                                        9,941            13,595
                                                               ---------         ---------
                                                               $  38,248         $  48,951
                                                               =========         =========

10.   Long-Term Debt and Lease Obligations:

      Long-term debt consisted of the following:
                                                                      December 31,
                                                               ---------------------------
                                                                  2000             2001
                                                               ---------         ---------
      Equipment leases at interest rates up to 7.0%            $   1,915         $   3,074
      Various notes at interest rates up to 7.5%                      52                 -
                                                               ---------         ---------
                                                                   1,967             3,074
      Less: current maturities                                      (614)           (1,203)
                                                               ---------         ---------
                                                               $   1,353         $   1,871
                                                               =========         =========

      In June 2001, the Company amended a $50,000 revolving credit facility with First Union National Bank. Indebtedness under the line is unsecured and subject to traditional covenants relating to financial ratios. Borrowings under this loan are available to provide working capital and for general corporate purposes. As of December 31, 2000 and 2001, there was no amount outstanding under this credit facility. This credit facility expires in June 2002, at which time any outstanding balance is due.

      In July 2001, the Company amended a credit facility for $50,000 with Wachovia Bank, N.A. Indebtedness under the line is unsecured and subject to traditional covenants relating to financial ratios. Borrowings under this loan are available to provide working capital and for general corporate purposes. As of December 31, 2000 and 2001, there was no amount outstanding under this credit facility. This credit facility expires in July 2002, at which time any outstanding balance is due.

      In September 2001, First Union and Wachovia merged to create Wachovia Corporation. This merger has had no effect on the structure and terms of the Company's two revolving credit facilities.

      For the years subsequent to December 31, 2001, payment obligations and interest payments on capital leases are as follows:

                                                    2002             $  1,327
                                                    2003                1,443
                                                    2004                  518
                                                                     --------
                                                                        3,288
              Less: amounts representing interest                        (214)
                                                                     --------
              Net present value                                      $  3,074
                                                                     ========

           PHARMACEUTICAL PRODUCT DEVELOPMENT , INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     (in thousands, except per share data)


10.  Long-Term Debt and Lease Obligations (Continued):

Operating Leases

     The Company is obligated under noncancellable leases expiring at various dates through 2016 relating to its operating facilities and certain equipment. Rental expense for all operating leases, net of sublease income, was $13,625, $17,832 and $18,520 for the years ended December 31, 1999, 2000 and 2001, respectively.

     The Company completed a sale-leaseback transaction involving real estate in Austin, Texas, in November 1995. Total gross proceeds in the transaction were $12,000, resulting in a pre-tax gain of approximately $2,100. The gain, which has been deferred, is classified as deferred rent and other in the accompanying consolidated balance sheets and is being amortized as a reduction of rent expense on a straight-line basis over the 15-year lease term. The facilities are leased to the Company with all responsibility of operations and maintenance residing with the Company.

     Certain facility leases entered into provided for concessions by the landlords, including payments for leasehold improvements, moving expenses and free rent periods. These concessions have been reflected as deferred rent and other in the accompanying consolidated financial statements. The Company is recording rent expense on a straight-line basis for these leases.

     Future minimum payments for all operating lease obligations for years subsequent to December 31, 2001 are as follows:

              2002                                        $  20,928
              2003                                           19,457
              2004                                           18,572
              2005                                           17,438
              2006                                           16,581
              2007 and thereafter                            53,959
                                                          ---------
                                                            146,935
              Less: sublease income                            (400)
                                                          ---------
                                                          $ 146,535
                                                          =========
11.  Stock Plans:

Restricted Stock

     In January 2001, the Company awarded 30 thousand shares of restricted stock to members of the senior management team. This restricted stock vests over three years. Deferred compensation is being expensed on a straight-line basis over the three-year vesting period. Total deferred compensation recorded was $1,449. Deferred compensation, net of accumulated amortization of $483, was $966 as of December 31, 2001.

Stock Incentive Program

     The Company has two stock option plans (the "Plans") under which the Company may grant options to its employees and directors. As of December 31, 2001, there were 2.3 million shares of common stock available for grant. Under the Plans, the exercise price of each option granted must equal the market price of the Company's stock on the date of grant and an option's maximum exercise term is 10 years. Options are granted upon approval of the Board of Directors and vest over various periods, as determined by the Board of Directors at the date of the grant. The majority of the Company's options vest over a period of three years.

           PHARMACEUTICAL PRODUCT DEVELOPMENT , INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     (in thousands, except per share data)


11.  Stock Plan (Continued):

     On January 1, 1996, the Company adopted the disclosure requirements of Statement of Financial Accounting Standards No. 123 ("SFAS No. 123"), "Accounting for Stock Based Compensation". As permitted by SFAS No. 123, the Company has chosen to apply Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations, in accounting for the Plans. Accordingly, no compensation cost has been recognized for options granted under the Plans. Had compensation cost for the Company's Plans been determined based on the fair value at the grant dates for awards under the Plans consistent with the method required by SFAS No. 123, the Company's net income and diluted net income per common share would have been the pro forma amounts indicated below.

                                                1999                      2000                       2001
                                        ---------------------     ---------------------      --------------------
                                           As                        As                         As
                                        Reported    Pro Forma     Reported    Pro Forma      Reported   Pro Forma
                                        --------    ---------     --------    ---------      --------   ---------
Net income                              $ 28,496    $ 25,232      $ 32,310    $ 28,934       $ 49,167   $ 44,666
Basic net income per common share       $   0.58    $   0.51      $   0.65    $   0.58       $   0.95   $   0.86
Diluted net income per common share     $   0.57    $   0.51      $   0.64    $   0.57       $   0.94   $   0.85

     For the purposes of the pro forma presentation above, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 1999, 2000 and 2001: expected volatility of 81.1%, 68.1% and 76.1% respectively; risk-free interest of 6.19%, 4.99% and 4.59%, respectively; and expected lives of five years. The resulting estimated weighted average fair value of options granted during 1999, 2000 and 2001 was $13.71, $15.78 and $11.54, per share, respectively. All options granted during the years ended December 31, 1999, 2000 and 2001 were granted with an exercise price equal to the fair value of the Company's common stock at the grant date. The estimated pro forma amounts above include the compensation cost for the Company's Employee Stock Purchase Plan based on the fair value of the contributions under this plan, consistent with the method of SFAS No. 123.

     A summary of the status of the Plans at December 31, 1999, 2000 and 2001, and changes during the years, is presented below and includes common stock options of the Company:

                                              1999                       2000                       2001
                                    -----------------------   -------------------------- ------------------------

                                                  Weighted                   Weighted                 Weighted
                                     (000's)       Average      (000's)      Average      (000'S)     Average
                                     Shares    Exercise Price   Shares    Exercise Price  Shares   Exercise Price
                                    --------   --------------  --------   -------------- --------  --------------
Outstanding at beginning of year       3,580     $    9.78        3,214    $      9.35      2,802   $      11.05
Granted                                  756          7.11          822          12.96        501          24.21
Exercised                               (442)         9.39         (956)          7.19       (985)         11.03
Forfeited                               (680)        12.34         (278)         10.57        (65)         12.60
                                    --------                   --------                  --------
Outstanding at end of year             3,214     $    9.35        2,802    $     11.05      2,253   $      13.94
                                    ========     =========     ========    ===========   ========   ============
Options exercisable at end of year     2,016     $    9.20        1,500    $     10.44      1,148   $      11.30
                                    ========     =========     ========    ===========   ========   ============

            PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (in thousands,except per share data)


11.      Stock Plans (Continued):

         The following table summarizes information about the Plans' stock options at December 31, 2001:

                                               Options Outstanding                        Options Exercisable
                               ----------------------------------------------------  ----------------------------

                                  (000's)                                              (000's)
                                  Number         Weighted Average      Weighted         Number        Weighted
             Range of          Outstanding         Remaining           Average       Exercisable      Average
          Exercise Prices      at 12/31/01       Contractual Life    Exercise Price  at 12/31/01   Exercise Price
          ---------------      -----------       ----------------    --------------  -----------   --------------
          $  0.00 -  $  3.23        23            3.9 years          $     1.96            23          $     1.96

          $  3.24 -  $  6.46       203            6.9 years          $     5.00           133          $     4.76

          $  6.47 -  $  9.69       460            6.9 years          $     7.47           340          $     7.42

          $  9.70 -  $ 12.92       448            7.7 years          $    10.87           198          $    11.22

          $ 12.93 -  $ 16.15       305            6.3 years          $    13.76           269          $    13.71

          $ 16.16 -  $ 19.38       304            8.5 years          $    18.12           120          $    17.91

          $ 19.39 -  $ 22.62       299            8.9 years          $    21.77            29          $    20.38

          $ 22.63-   $ 25.85        23            9.1 years          $    23.66             3          $    24.84

          $ 25.86 -  $ 32.31       188            9.7 years          $    27.94            33          $    31.54
                                 -----                                                  -----
                                 2,253                                                  1,148
                                 =====                                                  =====

Employee Stock Purchase Plan

         The Board of Directors has reserved shares of the Company's common stock for issuance under the Employee Stock Purchase Plan (the "ESPP"). As of December 31, 2001, there were 1.2 million shares of common stock available for issuance. The ESPP has two six-month offering periods (each an "Offering Period") annually, beginning January 1 and July 1, respectively. Eligible employees can elect to make deductions from 1% to 15% of their compensation during each payroll period of an Offering Period. Special limitations apply to eligible employees who own 5% or more of the outstanding common stock of the Company. None of the contributions made by eligible employees to purchase the Company's common stock under the ESPP are tax deductible to the employees. At the end of an Offering Period, the total payroll deductions by an eligible employee for that Offering Period will be used to purchase common stock of the Company at a price equal to 85% of the lesser of (a) the reported closing price of the Company's common stock for the first day of the Offering Period, or (b) the reported closing price of the common stock for the last day of the Offering Period. Only 300 thousand shares will be available for purchase during each of the Offering Periods.

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

         During 2001, $2,753 had been contributed to the ESPP and 146 thousand shares were issued. The compensation costs for the ESPP as determined based on the fair value of the contributions under the ESPP, consistent with the method of SFAS No. 123, was $466, $497 and $715 and is reflected in the pro forma net income and basic and diluted net income per share for 1999, 2000 and 2001, respectively, as disclosed above.

            PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (in thousands,except per share data)

12.      Income Taxes:

         The components of income (loss) before provision for income taxes were as follows:

                                                                                   Years Ended December 31,
                                                                       --------------------------------------------
                                                                         1999              2000             2001
                                                                       ---------        ---------         ---------
         Domestic                                                      $  38,782        $  53,172         $  70,893
         Foreign                                                           2,263           (2,341)            7,021
                                                                       ---------        ---------         ---------
                Income from continuing operations                         41,045           50,831            77,914

         Domestic                                                           (683)               -                 -
         Foreign                                                              37                -                 -
                                                                       ---------        ---------         ---------
                Loss from discontinued operations                           (646)               -                 -
                                                                       ---------        ---------         ---------

                Total                                                  $  40,399        $  50,831         $  77,914
                                                                       =========        =========         =========

         The components of the provision for income taxes were as follows:

                                                                                  Years Ended December 31,
                                                                       --------------------------------------------
                                                                         1999              2000             2001
                                                                       ---------        ---------         ---------
         State income taxes:
              Current                                                  $   1,620        $     708         $   3,398
              Deferred                                                      (329)          (1,037)             (270)
         Federal income taxes:
              Current                                                     10,113           15,721            29,288
              Deferred                                                      (589)           1,397            (5,226)
         Foreign income taxes:
              Current                                                      1,288            1,196               422
              Deferred                                                      (200)             536             1,135
                                                                       ---------        ---------         ---------
         Provision for income taxes                                    $  11,903        $  18,521         $  28,747
                                                                       =========        =========         =========

         The income tax provision is included in the financial statements as follows:

                                                                                  Years Ended December 31,
                                                                       --------------------------------------------
                                                                         1999              2000                2001
                                                                       ---------        ---------         ---------
         Continuing operations                                         $  12,154        $  18,521         $  28,747
         Discontinued operations                                            (251)               -                 -
                                                                       ---------        ---------         ---------
               Total                                                   $  11,903        $  18,521         $  28,747
                                                                       =========        =========         =========

        The 1999 federal and state tax expense reflects the benefit related to the utilization of capital loss carryforwards to offset the capital gains derived from the Company's investment activities. Additionally, a tax planning strategy was implemented during 2000 with the full benefit recognized in the financial statements.

            PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (in thousands, except per share data)


12.  Income Taxes (Continued):

     Taxes computed at the statutory U.S. federal income tax rate of 35% are reconciled to the provision for income taxes as follows:

                                                      Years Ended December 31,
                                                      -------------------------
                                                       1999      2000     2001
                                                      -------  -------  -------

     Effective tax rate                                  29.5%    36.4%   36.9%
                                                      =======  =======  =======
     Statutory rate of 35%                            $14,140  $17,791  $27,270
     State taxes (net of federal benefit)                 839     (919)   2,106
     Utilization of capital loss carryforward          (3,853)    (611)       -
     Nondeductible expenses net of nontaxable income      432      649      210
     Change in valuation allowance                       (205)   1,053   (2,533)
     Deferred taxes set up on S corporation
       acquisition                                       (211)       -        -
     Impact of international operations                   500      679    1,452
     Other                                                261     (121)     242
                                                      -------  -------  -------
     Provision for income taxes                       $11,903  $18,521  $28,747
                                                      =======  =======  =======

     Components of the net current deferred tax asset were as follows:

                                                                 December 31,
                                                               ----------------
                                                                2000     2001
                                                               -------  -------

     Future benefit of foreign net operating losses            $ 3,249  $ 1,047
     Reserve for doubtful accounts                                 650    1,103
     Accrued expenses                                            1,047    3,134
     Unearned income                                               436    4,705
     Valuation allowance                                        (3,249)    (716)
                                                               -------  -------
     Net current deferred tax asset                            $ 2,133  $ 9,273
                                                               =======  =======

     Components of the net long-term deferred tax asset (included in other assets on the consolidated balance sheet) in 2000 and net long-term deferred tax liability (included in deferred rent and other on the consolidated balance sheet) in 2001, were as follows:

                                                                2000     2001
                                                               -------  -------
     Depreciation and amortization                             $ 2,243  $  (281)
     Deferred rent                                                 244      261
     Other                                                         (83)    (354)
                                                               -------  -------
     Net long-term deferred tax asset (liability)              $ 2,404  $  (374)
                                                               =======  =======

            PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (in thousands, except per share data)

12.      Income Taxes (Continued):

         The valuation allowance related to the Company's foreign tax losses was reduced by $2,533 during 2001. This reduction occurred as a portion of the tax loss was utilized in 2001 and it was determined there was a greater than 50% probability that another portion would be utilized in future years.

          The Company records current and deferred income tax expense related to its foreign operations to the extent those earnings are taxable. No provision has been made for the additional taxes that would result from the distribution of earnings of foreign subsidiaries because those earnings are expected to be invested permanently. The cumulative amount of undistributed retained earnings of foreign subsidiaries for which no provision has been made is $3,042 as of December 31, 2001.

13.      Employee Savings and Pension Plans:

Savings Plan

         The Company provides a 401(k) Retirement Savings Plan to its U.S. employees. The Company matches 50% of an employee's savings up to 6% of pay, and these contributions vest ratably over a four-year period. Company matching contributions for all employees for each of the three years ended December 31, 1999, 2000 and 2001 were $2,562, $2,977 and $3,467, respectively.

Pension Plans

         Pension costs are determined under the provisions of Statement of Financial Accounting Standards No. 87, "Employers' Accounting for Pensions", and related disclosures are determined under the provisions of Statement of Financial Accounting Standards No. 132, "Employers' Disclosures about Pensions and other Postretirement Benefits".

         The Company has a separate contributory defined benefit plan (the "U.K. Plan") for its qualifying United Kingdom employees employed by the Company's U.K. subsidiaries. The benefits for the U.K. Plan are based primarily on years of service and average pay at retirement. Plan assets consist principally of investments managed in a mixed fund.

         Pension costs for the U.K. Plan included the following components:

                                                                  Years Ended December 31,
                                                           -----------------------------------
                                                              1999       2000          2001
                                                           ---------   ---------    ----------
         Service cost benefits earned during the year      $     740   $     848    $      846
         Interest cost on projected benefit obligation           756         805           843
         Actual return on plan assets                         (1,006)        (72)         (935)
         Net amortization and deferral                           205        (711)            9
                                                           ---------   ---------    ----------
         Net periodic pension cost                         $     695   $     870    $      763
                                                           =========   =========    ==========

         Assumptions used to determine pension costs and projected benefit obligations were as follows:

                                                              1999       2000          2001
                                                           ---------   ---------    ----------
         Discount rate                                          5.5%        6.0%          5.5%
         Rate of compensation increase                          3.0%        4.0%          3.0%
         Long-term rate of return on plan assets                8.0%        5.0%          6.0%

         PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (in thousands, except per share data)


 13.     Employee Savings and Pension Plans (Continued):

         The change in benefit obligation, change in plan assets and funded status of the defined benefit plan were as follows:

                                                                          Years Ended December 31,
                                                              --------------------------------------------
                                                                1999              2000             2001
                                                              ---------        ---------         ---------
         Change in benefit obligations
           Benefit of obligation at beginning of year         $  11,545        $  14,507         $  15,776
           Service cost                                             544              848               619
           Interest cost                                            756              805               843
           Participant contributions                                196              248               227
           Net actuarial loss (gain)                              2,047              750            (2,114)
           Benefits paid                                           (273)            (285)             (189)
           Foreign currency translation adjustment                 (308)          (1,097)             (394)
                                                              ---------        ---------         ---------
           Benefit obligation at end of year                  $  14,507        $  15,776         $  14,768
                                                              =========        =========         =========

         Change in plan assets
           Fair value of plan assets at beginning of year     $  12,579        $  16,250         $  15,638
           Actual asset return                                    3,626               72            (1,714)
           Employer contributions                                   457              582               639
           Plan participants' contributions                         195              248               227
           Benefits and expenses paid                              (273)            (285)             (189)
           Foreign currency translation adjustment                 (334)          (1,229)             (389)
                                                              ---------        ---------         ---------
           Fair value of plan assets at end of year           $  16,250        $  15,638         $  14,212
                                                              =========        =========         =========

         Net amount recognized
           Funded status                                      $   1,743        $    (137)        $    (556)
           Unrecognized transition asset                            (69)             (52)              (39)
           Unrecognized net actuarial loss                          265            1,899             2,366
                                                              ---------        ---------         ---------
           Net prepaid pension cost                           $   1,939        $   1,710         $   1,771
                                                              =========        =========         =========


14.      Commitments and Contingencies:

         The Company currently maintains liability insurance on a "claims made" basis for professional acts, errors and omissions. The policy has a self-insured retention per claim of $250. As of December 31, 2000 and 2001, there are no open claims related to this coverage above the self-insured retention.

         The Company currently is self-insured for group health for employees located within the United States. The Company maintains insurance on a "claims made" basis, up to a maximum of $100 per occurrence. As of December 31, 2000 and 2001, the Company maintained a reserve of approximately $2,423 and $2,630, respectively, included in other accrued expenses on the consolidated balance sheets, to cover open claims and estimated claims incurred but not reported. The Company switched plans and administrators at the beginning of 2001. The 2001 plan includes a maximum claims provision to limit the Company's liability.

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

           PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     (in thousands, except per share data)


15.      Related Party Transactions:

         The Company is related through common ownership with Apothogen, Inc. See Note 7 for terms of relationships. The Company had a receivable from Apothogen as of December 31, 2001 of $199. Apothogen rents facility space from the Company for which the Company recognized approximately $118 in rental income in 2001. The Company also provides Apothogen with development services and professional services such as legal and accounting services. During 2001, the Company recorded revenues of $5 related to the provisions of these development services to Apothogen.

16.      Fair Value of Financial Instruments:

         The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

Accounts Receivable, Accounts Payable and Accrued Liabilities

         The carrying amount approximates fair value because of the short maturity of these items.

Notes Receivable

         The Company believes the carrying value approximated market value on December 31, 2001.

Investments

         The Company's investments in DNA Sciences, Spotlight Health, DAS, CancerConsultants.com, PrimeCyte and SLIL Biomedical Corp. are recorded at $32,005, $5,000, $1,500, $250, $100 and $4,700, respectively, at December 31,
2001. These investments, for which no public market exists, are accounted for using the cost method of accounting as the Company does not exert significant influence on the operations of these companies. The Company monitors these investments for other than temporary declines in value. As of December 31, 2001, the Company had not recorded an impairment for these investments.

         The Company's investment in Apothogen, Inc. is recorded at $203 at December 31, 2001 and is accounted for using the equity method of accounting.

Derivative Financial Instrument

         The Company entered into a purchase and sale of a U.S. Treasury Bond with a face value of $520,000 during the fourth quarter of 1999 with the same financial institution. The Company had the legal right of offset with regard to the obligation to pay for the cost of the U.S. Treasury Bond and the investment in the U.S. Treasury Bond. The fair value of this net obligation of $(100) at December 31, 1999 was based on the quoted market price of these investments and is determined as follows:

         Fair Value of U.S. Treasury Bond                     $ 537,958
         Fair Value of Purchase Obligation                     (538,058)
                                                              ---------
                                                              $    (100)
                                                              =========
Long-Term Debt

         The fair value of the Company's long-term debt approximates net book value.

Letters of Credit

         From time to time, the Company uses letters of credit to back certain guarantees and insurance policies. The letters of credit reflect fair value as a condition of their underlying purpose and are subject to fees competitively determined in the marketplace. During 2001, the Company did not utilize any letters of credit.

           PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     (in thousands, except per share data)


17.      Business Segment Data:

         During 1999, the Company operated in three business segments - development, environmental sciences and discovery sciences. The Company sold its environmental sciences segment in January 1999 (see Note 3). Accordingly, the income statements have been restated to conform to the provisions of APB 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual, and Infrequently Occurring Events and Operations". The consolidated balance sheets and statement of cash flows have not been restated to exclude the assets, liabilities and cash flows of the environmental sciences segment.

         Revenues by principal business segment are separately stated in the consolidated financial statements. Merger costs of $218 in 1999 and equity in net loss of investee of $92 in 2001 were not allocated to the Company's business segments and are shown separately for purposes of business segment analysis. The equity in net loss of investee is related to the investment in Apothogen, which operates in the discovery field. See Note 7. Income taxes are allocated ratably to each division for purposes of business segment analysis, except for the 1999 tax benefit of $3,800 from the reversal of a portion of the valuation allowance on the Company's capital loss carryforward which has been specifically identified to the Development segment. Income from operations, net income, depreciation and amortization, identifiable assets and capital expenditures by principal business segment were as follows:

                                                                             Years Ended December 31,
                                                                   -------------------------------------------
                                                                     1999              2000            2001
                                                                   ---------        ---------        ---------
     Income (loss) from operations: (a)
            Development                                            $  44,669        $  40,834        $  66,830
            Discovery sciences                                        (7,743)           2,713            5,762
            Merger costs                                                (218)               -                -
                                                                   ---------        ---------        ---------
            Total                                                  $  36,708        $  43,547        $  72,592
                                                                   =========        =========        =========

     Net income (loss):
            Development                                            $  33,630        $  30,592        $  45,620
            Discovery sciences                                        (4,739)           1,718            3,639
            Environmental sciences                                      (395)               -                -
            Equity in net loss of investee                                 -                -             (920)
                                                                   ---------        ---------        ---------
            Total                                                  $  28,496        $  32,310        $  49,167
                                                                   =========        =========        =========

     Depreciation and amortization: (a)
            Development                                            $  14,294        $  16,166        $  18,366
            Discovery sciences                                           548            1,067            1,898
                                                                   ---------        ---------        ---------
            Total                                                  $  14,842        $  17,233        $  20,264
                                                                   =========        =========        =========

     Identifiable assets: (b)
            Development                                            $ 286,424        $ 335,135        $ 451,594
            Discovery sciences                                         2,279            9,780           13,806
                                                                   ---------        ---------        ---------
            Total                                                  $ 288,703        $ 344,915        $ 465,400
                                                                   =========        =========        =========

     Capital expenditures:
            Development                                            $  22,644        $  18,231        $  37,570
            Discovery sciences                                           589            3,284            4,319
                                                                   ---------        ---------        ---------
            Total                                                  $  23,233        $  21,515        $  41,889
                                                                   =========        =========        =========



(a) Does not include results of operations of the environmental sciences segment, which was sold January 31, 1999. See Note 3.
(b) The note receivable from the sale of the environmental sciences segment is included in the Development segment. See Note 3.

            PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (in thousands, except per share data)



18.      Operations by Geographic Area:

         The following table presents information about the Company's operations by geographic area:

                                                                           Years Ended December 31,
                                                             ----------------------------------------------
                                                                 1999              2000             2001
                                                             -----------      -----------       -----------
         Net revenue:  (a)
                United States                                $   257,717      $   303,048       $   366,878
                U.K.                                              16,391           15,635            33,138
                Other (b)                                         28,422           26,635            31,525
                                                             -----------      -----------       -----------
                Total                                        $   302,530      $   345,318       $   431,541
                                                             ===========      ===========       ===========

         Operating income (loss): (a)
                United States                                $    35,362      $    47,338       $    65,651
                U.K.                                                (469)          (1,990)            5,630
                Other (b)                                          1,815           (1,801)            1,311
                                                             -----------      -----------       -----------
                Total                                        $    36,708      $    43,547       $    72,592
                                                             ===========      ===========       ===========

         Identifiable assets:
                United States                                $   244,403      $   303,604       $   412,700
                U.K.                                              27,988           27,783            37,454
                Other (b)                                         16,312           13,528            15,246
                                                             -----------      -----------       -----------
                Total                                        $   288,703      $   344,915       $   465,400
                                                             ===========      ===========       ===========


(a) Does not include results of operations of the environmental sciences segment, which was sold January 31, 1999. See Note 3.


(b) Principally consists of operations in 19 countries, ten of which are located in Europe, none of which individually comprise more than 5% of net revenue, operating income (loss) or identifiable assets.

            PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (in thousands, except per share data)

19.       Quarterly Financial Data (Unaudited):

              2000                    First            Second            Third            Fourth            Total
----------------------------       ---------         ---------         ---------        ---------         ---------
Net revenue                        $  81,761         $  84,049         $  89,270        $  90,238         $ 345,318
Operating income                       9,292             9,275            12,051           12,929            43,547
Net income                             6,640             6,927             8,776            9,967            32,310
Net income per common share:
         Basic                     $    0.13         $    0.14         $    0.18        $    0.20         $    0.65
         Diluted                   $    0.13         $    0.14         $    0.17        $    0.19         $    0.64

                2001
----------------------------
Net revenue                        $ 106,953         $ 102,038         $ 108,310        $ 114,240         $ 431,541
Operating income                      21,246            14,870            16,612           19,864            72,592
Net income                            14,537            10,464            11,507           12,659            49,167
Net income per common share:
         Basic                     $    0.28         $    0.20         $    0.22        $    0.24         $    0.95
         Diluted                   $    0.28         $    0.20         $    0.22        $    0.24         $    0.94


20.      Subsequent Event:

         In February 2002, the Company acquired Medical Research Laboratories International, Inc. ("MRL") and Medical Research Laboratories International, BVBA ("MRL Belgium"). The Company acquired all of the capital stock of MRL in exchange for $29,000 in cash and $64,708 in the Company's common stock. The Company issued approximately 2.3 million unregistered shares of its common stock in satisfaction of the stock component of the merger consideration. The Company acquired all of the capital stock of MRL Belgium in exchange for $10,000 million in cash and $8,792 in the Company's common stock. The Company issued approximately 0.3 million unregistered shares of its common stock in satisfaction of the stock component of the acquisition consideration. These acquisitions will be accounted for using the purchase method. The Company has not yet quantified the purchase price allocations. Thus the amount of goodwill recorded with this transaction has not been determined.

         MRL operates a central laboratory in Highland Heights, Kentucky, near Cincinnati, Ohio and MRL Belgium operates a central laboratory in Brussels, Belgium. These two MRL companies specialize in the provision of highly standardized efficacy and safety testing services for pharmaceutical companies engaged in clinical drug development.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        PHARMACEUTICAL PRODUCT DEVELOPMENT, INC.


Date: February 20, 2002                 By: /s/ Fredric N. Eshelman, Pharm.D.
                                            ---------------------------------
                                        Name:  Fredric N. Eshelman, Pharm.D.
                                        Title: Chief Executive Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Fredric N. Eshelman, Pharm.D.       Chief Executive Officer and Director           February 20, 2002
---------------------------------
Fredric N. Eshelman, Pharm.D.           (Principal Executive Officer)

/s/ Philippe M. Maitre                  Chief Financial Officer (Principal Financial   February 20, 2002
----------------------
Philippe M. Maitre                      Officer)

/s/ Linda Baddour                       Chief Accounting Officer (Principal            February 20, 2002
-----------------
Linda Baddour                           Accounting Officer)

/s/ Ernest Mario, Ph.D.                 Director                                       February 20, 2002
-----------------------
Ernest Mario, Ph.D.

/s/ Stuart Bondurant, M.D.              Director                                       February 20, 2002
---------------------------
Stuart Bondurant, M.D.

/s/ Abraham Cohen                       Director                                       February 20, 2002
-----------------
Abraham E. Cohen

/s/ Frederick Frank                     Director                                       February 20, 2002
---------------------------
Frederick Frank

/s/ Paul J. Rizzo                       Director                                       February 20, 2002
-----------------
Paul J. Rizzo

/s/ John A. McNeill, Jr.                Director                                       February 20, 2002
------------------------
John A. McNeill, Jr.

/s/ Catherine M. Klema                  Director                                       February 20, 2002
----------------------
Catherine M. Klema

/s/ Terry Magnuson, Ph.D.               Director                                       February 20, 2002
-------------------------
Terry Magnuson, Ph.D.