Form 10-Q
period 2002-03-31
PHARMACEUTICAL PRODUCT DEVELOPMENT INC
filed 2002-05-14
CIK 1003124

================================================================================

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549


                                    FORM 10-Q

(Mark One)
[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES AND EXCHANGE ACT OF 1934.
         For the quarterly period ended March 31, 2002.

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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X   No_____
                                             ----

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 55,177,795 shares of common stock, par value $0.10 per share, as of May 1, 2002.

================================================================================

--------------------------------------------------------------------------------

                                      INDEX

                                                                                                       Page
                                                                                                       ----
Part I.  FINANCIAL INFORMATION

Item 1. Financial Statements

     Consolidated Condensed Statements of Operations for the Three Months Ended
       March 31, 2001 and 2002 ...................................................................       3

     Consolidated Condensed Balance Sheets as of December 31, 2001
       and March 31, 2002 ........................................................................       4

     Consolidated Condensed Statements of Cash Flows for the Three Months Ended
       March 31, 2001 and 2002 ...................................................................       5

     Notes to Consolidated Condensed Financial Statements ........................................       6

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations ....      13

Item 3. Quantitative and Qualitative Disclosures about Market Risk ...............................      20

Part II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K .........................................................      21

Signature ........................................................................................      22

            PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (unaudited)
                    (in thousands, except per share amounts)

                                                                                   Three Months Ended
                                                                                       March 31,
                                                                             -----------------------------
                                                                                2001               2002
                                                                             ---------           ---------
Development revenues                                                         $  93,772           $ 116,736
Discovery sciences revenues                                                     13,181               5,379
Reimbursable out-of-pockets                                                      5,900               8,468
                                                                             ---------           ---------
         Net revenue                                                           112,853             130,583
                                                                             ---------           ---------
Direct costs - Development                                                      45,235              55,674
Direct costs - Discovery sciences                                                5,316               1,941
Reimbursed out-of-pocket expenses                                                5,900               8,468
Research and development                                                           759               1,751
Selling, general and administrative expenses                                    29,586              35,635
Depreciation                                                                     4,546               5,366
Amortization                                                                       265                 281
                                                                             ---------           ---------
                                                                                91,607             109,116
                                                                             ---------           ---------
         Operating income                                                       21,246              21,467
Interest income, net                                                             1,480                 877
Impairment of investment                                                             -             (32,006)
Other income, net                                                                  309                 667
                                                                             ---------           ---------
         Income (loss) before provision for income taxes                        23,035              (8,995)
Provision for income taxes                                                       8,498               6,480
                                                                             ---------           ---------
         Income (loss) before equity in net loss of investee                    14,537             (15,475)
Equity in net loss of investee, net of income taxes                                  -                  92
                                                                             ---------           ---------

         Net income (loss)                                                   $  14,537           $ (15,567)
                                                                             =========           =========

Net income (loss) per share:

    Basic                                                                    $    0.28           $   (0.29)
                                                                             =========           =========
    Diluted                                                                  $    0.28           $   (0.29)
                                                                             =========           =========

Weighted average number of common shares outstanding:

    Basic                                                                       51,266              53,212
    Dilutive effect of stock options                                               812                   -
                                                                             ---------           ---------
    Diluted                                                                     52,078              53,212
                                                                             =========           =========


   The accompanying notes are an integral part of these consolidated condensed financial statements.

           PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

                     CONSOLIDATED CONDENSED BALANCE SHEETS
                                 (in thousands)

                                     Assets
                                                                          December 31,              March 31,
                                                                              2001                     2002
                                                                          ------------              -----------
                                                                                                    (unaudited)
Current assets

   Cash and cash equivalents                                              $    143,173              $   131,540
   Accounts receivable and unbilled services, net                              140,744                  152,700
   Investigator advances                                                         6,008                    5,647
   Prepaid expenses and other current assets                                    10,507                   10,797
   Current maturities of notes receivable                                          500                      500
   Deferred tax asset                                                            9,273                   10,238
                                                                          ------------              -----------
     Total current assets                                                      310,205                  311,422

Property, plant and equipment, net                                              85,690                   98,860
Goodwill, net                                                                    7,590                  102,588
Notes receivable, long-term portion                                             17,000                   16,500
Investments                                                                     43,758                   11,699
Intangible assets                                                                  573                    2,395
Other assets, net                                                                  584                    2,119
                                                                          ------------              -----------
     Total assets                                                         $    465,400              $   545,583
                                                                          ============              ===========

                      Liabilities and Shareholders' Equity

Current liabilities

   Accounts payable                                                       $      8,210              $     8,783
   Payables to investigators                                                     7,988                   10,543
   Other accrued expenses                                                       48,951                   46,635
   Unearned income                                                              82,336                   94,051
   Accrued income taxes                                                          8,688                   10,639
   Current maturities of long-term debt                                          1,203                    2,156
                                                                          ------------              -----------
     Total current liabilities                                                 157,376                  172,807

Long-term debt, less current maturities                                          1,871                    5,651
Deferred rent and other                                                          3,518                    3,033
                                                                          ------------              -----------
     Total liabilities                                                         162,765                  181,491
                                                                          ------------              -----------

Shareholders' equity

   Common stock                                                                  5,193                    5,467
   Paid-in capital                                                             164,162                  241,399
   Retained earnings                                                           140,174                  124,608
   Deferred compensation                                                          (966)                    (846)
   Accumulated other comprehensive loss                                         (5,928)                  (6,536)
                                                                          ------------              -----------
     Total shareholders' equity                                                302,635                  364,092
                                                                          ------------              -----------
     Total liabilities and shareholders' equity                           $    465,400              $   545,583
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

           PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (unaudited)
                                 (in thousands)

                                                                                   Three Months Ended
                                                                                        March 31,
                                                                         -------------------------------------
                                                                              2001                    2002
                                                                         --------------           ------------
Cash flows from operating activities:
   Net income (loss)                                                       $    14,537              $ (15,567)
   Adjustments to reconcile net income to net cash
    provided by operating activities:
      Impairment of investment                                                       -                 32,006
      Depreciation and amortization                                              4,811                  5,647
      Stock compensation amortization                                              121                    121
      Loss on disposition of property and equipment, net                             -                     12
      Provision for doubtful accounts                                               (4)                  (178)
      Equity in net loss of investee                                                 -                    103
      Deferred income taxes                                                     (1,144)                (2,881)
      Change in operating assets and liabilities,
        net of affect of acquisitions                                            7,908                  6,015
                                                                           -----------              ---------
         Net cash provided by operating activities                              26,229                 25,278
                                                                           -----------              ---------

Cash flows from investing activities:
      Cash received from repayment of note receivable                              500                    500
      Purchases of property and equipment                                       (4,279)               (10,526)
      Proceeds from sale of property and equipment                                   9                      4
      Purchases of investments                                                       -                    (50)
      Net cash paid for acquisition                                                  -                (29,103)
                                                                           -----------              ---------
         Net cash used in investing activities                                  (3,770)               (39,175)
                                                                           -----------              ---------

Cash flows from financing activities:
      Repayment of capital leases obligation                                      (340)                  (396)
      Proceeds from exercise of stock options
        and employee stock purchase plan                                         8,813                  3,271
                                                                           -----------              ---------
         Net cash provided by financing activities                               8,473                  2,875
                                                                           -----------              ---------
Effect of exchange rate changes on cash                                         (1,159)                  (611)
                                                                           -----------              ---------
Net increase (decrease) in cash and cash equivalents                            29,773                (11,633)
Cash and cash equivalents, beginning of the period                              76,411                143,173
                                                                           -----------              ---------
Cash and cash equivalents, end of the period                               $   106,184              $ 131,540
                                                                           ===========              =========


  The accompanying notes are an integral part of these consolidated condensed financial statements.

            PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                   (unaudited)
                      (in thousands, except per share data)


1.   ACCOUNTING POLICIES

     The significant accounting policies followed by Pharmaceutical Product Development, Inc. and its subsidiaries (collectively "PPD") for interim financial reporting are consistent with the accounting policies followed for annual financial reporting. We prepared these unaudited consolidated condensed financial statements in accordance with Rule 10-01 of Regulation S-X, and, in management's opinion, we have included all adjustments of a normal recurring nature necessary for a fair presentation. The accompanying consolidated condensed financial statements might not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the consolidated financial statements and notes thereto in PPD's Annual Report on Form 10-K for the year ended December 31, 2001. The results of operations for the three-month period ended March 31, 2002 are not necessarily indicative of the results to be expected for the full year or any other period. We derive the amounts on the December 31, 2001 consolidated condensed balance sheet from the audited financial statements included in PPD's Annual Report on Form 10-K for the year ended December 31, 2001.

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

     Reclassifications

     We have reclassified certain 2001 financial statement amounts to conform to the 2002 financial statement presentation.

     Principles of consolidation

     The accompanying unaudited consolidated condensed financial statements include the accounts and operations of PPD. We have eliminated all significant intercompany balances and transactions in consolidation.

     Earnings per share

     We compute basic net income (loss) per share information using the weighted average number of shares of common stock outstanding during the period. We compute diluted net income (loss) per common share using the weighted average number of shares of common and dilutive potential common shares outstanding during the period.

     Recent Accounting Pronouncements

     In November 2001, the FASB issued Emerging Issues Task Force Rule No. 01-14 ("EITF 01-14"), Income Statement Characterization of Reimbursements Received for "Out-of-Pocket" Expenses Incurred. EITF 01-14 requires that in cases where the contractor acts as a principal, reimbursements received for out-of-pocket expenses incurred be characterized as revenue and the associated costs are included as operating expenses in the income statement. PPD implemented this rule for the quarter ended March 31, 2002 and, as required, has reclassified comparative financial information for the quarter ended March 31, 2001. The implementation of this rule resulted only in the gross up of revenues and expenses and has no impact upon earnings. PPD pays on behalf of its customers fees to investigators, volunteers and other out-of-pocket costs, such as travel, printing, meetings, couriers, etc., for which PPD is reimbursed at cost, without mark-up or profit. PPD will continue to exclude from revenue and expense in the income statement fees paid to investigators and other fees and associated reimbursements that we received as an agent. During the three months ended March 31, 2001 and 2002, fees paid to investigators and other fees in which PPD acts as an agent and the associated reimbursements were approximately $31.3 million and $33.8 million, respectively.

           PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                  (unaudited)
                     (in thousands, except per share data)


1.   ACCOUNTING POLICIES (continued)

     In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", or SFAS No. 144, which supersedes SFAS No. 121 and portions of APB Opinion No. 30. SFAS No. 144 provides guidance on the recognition and impairment of long-lived assets to be held and used and for long-lived assets to be disposed. This statement also requires expected future operating losses from discontinued operations to be displayed in the period(s) in which the losses are incurred, rather than as of the measurement date as previously required. PPD has adopted SFAS No. 144 as of January 1, 2002. The adoption of SFAS No. 144 did not have a material impact on PPD's consolidated financial statements.

2.   GOODWILL AND INTANGIBLE ASSETS

     In July 2001, the FASB issued Statement of Financial Accounting Standards No. 141, "Business Combinations", which eliminates the pooling of interests method of accounting for all business combinations initiated after June 30, 2001 and addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. PPD adopted this accounting standard for business combinations initiated after June 30, 2001.

     In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets", or SFAS No. 142. PPD adopted SFAS No. 142 as of January 1, 2002. SFAS No. 142 addresses the financial accounting and reporting standards for the acquisition of intangible assets outside of a business combination and for goodwill and other intangible assets subsequent to their acquisition. This accounting standard requires that goodwill be separately disclosed from other intangible assets in the statement of financial position, and no longer be amortized but tested for impairment on a periodic basis. The provisions of this accounting standard also require the completion of a transitional impairment test within six months of adoption, with any impairments identified treated as a cumulative effect of a change in accounting principle. PPD will perform and report the results of the transitional impairment tests in its June 30, 2002 financial statements. This test will involve the use of estimates related to the fair market value of the reporting unit with which the goodwill is associated. As required by SFAS No. 142, intangible assets that do not meet the criteria for recognition apart from goodwill must be reclassified. As a result of PPD's analysis, no reclassifications to goodwill were required as of January 1, 2002 and a significant impairment is not expected as a result of the completion of the transitional impairment test.

     In accordance with SFAS No. 142, PPD discontinued the amortization of goodwill effective January 1, 2002. A reconciliation of previously reported net income and earnings per share to the amounts adjusted for the exclusion of goodwill amortization follows:

                                                          Three Months Ended March 31,
                                                           2001                 2002
                                                       ------------         ------------
           Reported net income (loss)                  $     14,537         $    (15,567)
           Add:  Goodwill amortization                          237                    -
                                                       ------------         ------------
           Adjusted net income (loss)                  $     14,774         $    (15,567)
                                                       ============         ============

           Reported basic income (loss) per share      $       0.28         $      (0.29)
           Add:  Goodwill amortization                         0.01                    -
                                                       ------------         ------------
           Adjusted basic income (loss) per share      $       0.29         $      (0.29)
                                                       ============         ============

           Reported diluted income (loss) per share    $       0.28         $      (0.29)
           Add:  Goodwill amortization                            -                    -
                                                       ------------         ------------
           Adjusted diluted income (loss) per share    $       0.28         $      (0.29)
                                                       ============         ============

           PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                  (unaudited)
                     (in thousands, except per share data)


2.   GOODWILL AND INTANGIBLE ASSETS (continued)

     Changes in the carrying amount of goodwill for the quarter ended March 31, 2002, by operating segment, are as follows:

                                                  Development        Discovery          Total
                                                  -----------        ---------          -----
Balance as of January 1, 2002                     $     6,839        $     751        $    7,590
Goodwill acquired during the period                    95,136                -            95,136
Translation adjustments                                  (138)               -              (138)
                                                  -----------        ---------        ----------
Balance as of March 31, 2002                      $   101,837        $     751        $  102,588
                                                  ===========        =========        ==========

     Information regarding PPD's other intangible assets follows:

                                             As of December 31, 2001                 As of March 31, 2002
                                       -----------------------------------   ------------------------------------
                                       Carrying    Accumulated               Carrying     Accumulated
                                        Amount     Amortization      Net      Amount      Amortization     Net
                                        ------     ------------      ---      ------      ------------     ---
Backlog                                $      -      $      -      $     -   $ 2,100         $  250      $1,850
Patents                                     280           136          144       280            151         129
License agreements                          500            96          404       500            108         392
Miscellaneous intangible assets             986           961           25     1,017            993          24
                                       --------      --------      -------   -------         ------      ------
Total                                  $  1,766      $  1,193      $   573   $ 3,897         $1,502      $2,395
                                       ========      ========      =======   =======         ======      ======


     All intangible assets are amortized on a straight-line basis, based on estimated useful lives of two years for backlog, five years for patents, ten years for license agreements and two years to ten years for miscellaneous intangible assets.

     Amortization expense for the three months ended March 31, 2002 and 2001 was $281 and $265, respectively. Amortization expense includes goodwill amortization of $237 for the three months ended March 31, 2001. Estimated amortization expense for each of the five succeeding fiscal years is as follows:

                                             2002                $  1,048
                                             2003                   1,145
                                             2004                     215
                                             2005                      59
                                             2006                      50

3.   STOCK DIVIDEND

     On April 16, 2001, the Board of Directors declared a one for one stock dividend. The record date for the dividend was April 27, 2001, and the distribution date for the dividend was May 11, 2001. All share and per share amounts for all periods presented in the accompanying consolidated condensed financial statements have been restated to reflect the effect of this stock dividend.

           PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                  (unaudited)
                     (in thousands, except per share data)

4.       ACQUISITIONS

         In February 2002, PPD acquired 100% of the outstanding common stock of Medical Research Laboratories International, Inc. ("MRL U.S.") and Medical Research Laboratories International, BVBA ("MRL Belgium"), collectively, "MRL". MRL will be part of the Development segment of PPD. MRL U.S. operates a central laboratory in Highland Heights, Kentucky, near Cincinnati, Ohio and MRL Belgium operates a central laboratory in Brussels, Belgium. MRL specializes in the provision of highly standardized efficacy and safety testing services for pharmaceutical companies engaged in clinical drug development and is one of the largest central laboratory providers for Phase I-IV global studies involving agents used in cholesterol, endocrine, metabolic and cardiovascular clinical research. The acquisition of MRL will enable PPD to expand the global development services which it offers to its customers. These acquisitions are accounted for using the purchase method. Accordingly, the estimated fair value of assets acquired and liabilities assumed were included in PPD's condensed consolidated balance sheet as of February 19, 2002, the effective date of the acquisition. The results of operations are included in PPD's condensed consolidated results of operations as of and since the effective date of the acquisition. There were no significant differences between the accounting policies of PPD and MRL. PPD acquired MRL for total consideration of $113.1 million, including $39.0 million in cash, $73.5 million in PPD's common stock (approximately 2.6 million unregistered shares) and direct acquisition costs of $0.6 million for legal, appraisal and accounting fees. The total purchase price was allocated to the estimated fair value of assets acquired and liabilities assumed as set forth in the following table:

Condensed balance sheet:
     Current assets                                       $ 16,249
     Property and equipment, net                             8,554
     Current liabilities                                    (7,813)
     Long-term capital lease obligation                     (1,107)
Value of identifiable intangible assets:
     Backlog                                                 2,100
     Goodwill                                               95,136
                                                          --------
Total                                                     $113,119
                                                          ========

         The purchase price allocation for the MRL acquisition is based on preliminary estimates, using available information and making certain assumptions management believes are reasonable. Accordingly, purchase price allocations are subject to finalization. Goodwill will be evaluated annually as required by SFAS 142.

         Backlog is amortized using the straight-line method over an estimated useful life of 2 years. None of the $95.1 million in goodwill recorded is expected to be deductible for tax purposes, and, in accordance with SFAS No. 142, will not be amortized.

         The unaudited pro forma PPD's results from operations assuming the MRL acquisition was consummated as of January 1, 2001 and 2002 are as follows (unaudited):

                                     Three months ended March 31,
                                     ----------------------------
                                        2001              2002
                                     ----------        ----------
           Total revenue             $  122,098        $  133,679
           Net (loss) income         $   16,183        $  (17,208)


           Loss per share:
                  Basic              $     0.32        $    (0.32)
                  Diluted            $     0.31        $    (0.32)

           PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                  (unaudited)
                     (in thousands, except per share data)

4.   ACQUISITIONS (continued)

     The above amounts are based upon certain assumptions and estimates. PPD believes these assumptions and estimates are reasonable and do not reflect any benefit from economies which might be achieved from combined operations. Pro forma adjustments were made to amortization, interest income and income tax totaling a net loss of $1,648 for the three-month period ended March 31, 2001 and a net benefit of $866 for the three-month period ended March 31, 2002. The pro forma financial information presented above is not necessarily indicative of either the results of operations that would have occurred had the acquisition taken place at the beginning of the period indicated or of future results of operations of the combined companies.

5.   COMPREHENSIVE INCOME

     PPD's total comprehensive income (loss) for the three-month periods ended March 31, 2001 and 2002 was $13,378 and $(16,175), respectively. PPD's other comprehensive loss consisted of a decrease in the cumulative translation adjustment for the three-month periods ended March 31, 2001 and 2002 of $1,159 and $608, respectively.

6.   ACCOUNTS RECEIVABLE AND UNBILLED SERVICES

     Accounts receivable and unbilled services consisted of the following:

                                                December 31,      March 31,
                                                    2001             2002
                                                ------------    -------------
                                                                 (unaudited)

           Billed                               $    99,877      $    102,033
           Unbilled                                  43,748            53,765
           Reserve for doubtful accounts             (2,881)           (3,098)
                                                -----------      ------------
                                                $   140,744      $    152,700
                                                ===========      ============

           PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                  (unaudited)
                     (in thousands, except per share data)


7.   BUSINESS SEGMENT DATA

     Revenues by principal business segment are separately stated in the consolidated financial statements. Impairment of equity investment of $30.0 million (after a tax benefit of $2.0 million) and equity in net loss of investee of $92 were not allocated to PPD's business segments and are shown separately for purposes of business segment analysis. The equity in net loss of investee is related to the investment in Apothogen, which operates in the discovery field. Income taxes are allocated ratably to each division for purposes of business segment analysis. Income from operations, net income and identifiable assets by principal business segment were as follows:

                                              Three months Ended March 31,
                                          -----------------------------------
                                            2001                       2002
                                          --------                   --------
Income (loss) from operations:
Development                               $  15,453                  $ 21,513
Discovery sciences                            5,793                       (46)
                                          ---------                  --------
     Total                                $  21,246                  $ 21,467
                                          =========                  ========

Net income (loss):
Development                               $  10,881                  $ 14,560
Discovery sciences                            3,656                       (29)
Impairment of equity investment                   -                   (30,006)
Equity in net loss of investee                    -                       (92)
                                          ---------                  --------
     Total                                $  14,537                  $(15,567)
                                          =========                  ========

                                         December 31,               March 31,
                                              2001                     2002
                                         ------------               ---------
Identifiable assets: (a)
Development                               $ 451,031                  $529,678
Discovery sciences                           14,369                    15,905
                                          ---------                  --------
     Total                                $ 465,400                  $545,583
                                          =========                  ========


(a) The note receivable from the sale of the environmental sciences segment in 1999 is included in the Development segment.

           PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                  (unaudited)
                     (in thousands, except per share data)


8.   INVESTMENTS

     PPD's investment portfolio is assessed on a quarterly basis to determine whether declines in the market value of these securities are other than temporary. This quarterly review includes an evaluation of, among other things, the market condition of the overall industry, historical and projected financial performance, expected cash needs and recent funding events. As a result of management's quarterly evaluations, during the three months ended March 31, 2002, PPD recorded a charge to earnings for an other than temporary decline in the fair market value of its investment in DNA Sciences of approximately $32.0 million. The investment in DNA Sciences was deemed to be impaired as a result of adverse events experienced by DNA Sciences during the first quarter of 2002.

9.   SUBSEQUENT EVENTS

     In April 2002, PPD acquired Piedmont Research Center II, Inc ("PRC"), a cancer research laboratory based in Morrisville, N.C., that performs preclinical evaluations of anti-cancer therapies. The research facility serves national and international pharmaceutical and biotechnology companies. PPD acquired all of the common stock of PRC in exchange for $2.5 million in cash and $16.5 million in PPD's common stock. PPD issued 0.5 million unregistered shares of its common stock in satisfaction of the stock component of the merger consideration. PRC will be part of the Discovery segment of PPD. This acquisition will be accounted for using the purchase method. Accordingly, the estimated fair value of assets acquired and liabilities assumed will be included in PPD's condensed consolidated balance sheet as of April 1, 2002, the effective date of the acquisition. The results of operations will be included in PPD's condensed consolidated results of operations as of and since the effective date of the acquisition. There were no significant differences between the accounting policies of PPD and PRC. PPD has not yet quantified the purchase price allocation.

     In April 2002, PPD purchased 1.0 million shares of SurroMed, Inc. Series E preferred stock for $5.0 million, which represents a 2.7% ownership interest in SurroMed as of April 2002. SurroMed is a private company that has developed a proprietary technology for biological markers.

     In April 2002, Apothogen, Inc., an equity method investment of PPD, was acquired by IntraBiotics Pharmaceuticals, Inc. As a result of the acquisition, PPD received shares of IntraBiotics common stock representing less than 1% ownership interest of IntraBiotics outstanding common stock. In connection with the acquisition, the contracts and commitments between Apothogen and its stockholders related to the initial investment were terminated.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The following discussion and analysis is provided to increase understanding of, and should be read in conjunction with, the consolidated condensed financial statements and accompanying notes. In this discussion, the words "PPD", "we", "our" and "us" refer to Pharmaceutical Product Development, Inc., together with its subsidiaries where appropriate.

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

Company Overview

         We are a leading global provider of drug discovery and development services to pharmaceutical and biotechnology companies. Our corporate mission is to help clients maximize the return on their research and development investments. We provide services that help our clients bridge the gap between discovery and development. We offer therapeutic expertise, advanced technologies and comprehensive resources for both drug discovery and drug development.

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

         With more than 4,700 professionals in 21 countries around the world, we provided services to 38 of the top 50 pharmaceutical companies in the world as ranked by 2000 healthcare research and development spending, in addition to our work with leading biotechnology companies. We believe that we are one of the world's largest providers of drug development services to pharmaceutical and biotechnology companies in terms of 2001 annual net revenues.

         Building on our outsourcing relationship with pharmaceutical and biotechnology clients, we established our discovery services group in 1997. Through this group, we focus more on early stage research to help our customers address the bottleneck at the beginning of the development process. This group focuses on functional genomics, which is the study of gene functions to identify drug targets within the body, as well as biological chemistry research and preclinical biology services for biopharmaceutical clients.

         In addition, we developed an innovative risk-sharing research and development model to help pharmaceutical and biotechnology clients develop compounds. Through these arrangements, we help our clients research and evaluate the development potential for early stage compounds, when their investment is significantly less than the amount at risk at later development phases.

         We believe that our integrated drug discovery and development services offer our clients a way to identify and develop successful drugs more quickly and cost effectively. We also use our proprietary informatics technology to support our drug discovery and development services. In addition, because we are positioned globally, we are able to accommodate the multinational drug discovery and development needs of our customers. As a result of having these core areas of expertise in discovery and development, we can provide integrated services across the entire drug development spectrum, from target discovery to market and beyond. For more detailed information on PPD, see our Annual Report on Form 10-K for the year ended December 31, 2001.

Results of Operations

         We recognize revenues from fixed-price contracts on a percentage-of-completion basis in our Development Group. To measure the percentage of completion, PPD compares actual costs incurred to estimated total contract costs. We recognize revenues from time-and-materials contracts as hours are incurred, multiplied by the billable rates for each contract in both our Development Group and Discovery Sciences Group. We also recognize revenues from unitized contracts as subjects or samples are tested, multiplied by the price of each. In connection with the management of multi-site clinical trials, PPD pays on behalf of its customers fees to investigators, volunteers and other out-of-pocket costs, such as travel, printing, meetings, couriers, etc., for which we are reimbursed at cost, without mark-up or profit. Effective January 1, 2002, in connection with the required implementation of EITF 01-14, amounts paid for out-of-pocket costs are now included in cost of revenue, while the reimbursements received are reported as reimbursable out-of-pocket revenues in the income statement. We will continue to exclude from revenue and expense in the income statement fees paid to investigators and other fees and associated reimbursements that we receive as an agent. Most contracts are terminable either immediately or after a specified period following notice by the client. These contracts typically require payment to PPD of expenses to wind down a study, payment to PPD of fees earned to date, and in some cases, a termination fee or a payment to PPD of some portion of the fees or profit that could have been earned by PPD under the contract if it had not been terminated early.

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

         We record our recurring operating expenses among five categories:

         .  direct costs;
         .  research and development;
         .  selling, general and administrative;
         .  depreciation; and
         .  amortization.

         Direct costs consist of appropriate amounts necessary to carry out the revenue and earnings process, and include direct labor and related benefit charges, other costs directly related to contracts, an allocation of facility and information technology costs, and reimbursable out-of-pocket expenses. Direct costs, as a percentage of net revenues, tend to and are expected to fluctuate from one period to another, as a result of changes in labor utilization and the mix of service offerings involving the hundreds of studies conducted during any period of time.

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

         Depreciation expenses consist of depreciation costs recorded on a straight-line method, based on estimated useful lives of 20 to 40 years for buildings, five to seven years for laboratory equipment, three to five years for computers and related equipment and seven to 10 years for furniture and equipment, except for the airplane which is being depreciated over 30 years. Leasehold improvements are amortized over the shorter of the respective lives of the leases or the useful lives of the improvements. Property under capital leases is amortized over the life of the lease or the service life, whichever is shorter.

         Amortization expenses consist of amortization costs recorded on intangible assets on a straight-line method over the life of the intangible assets. The excess of the purchase price of a business acquired over the fair value of net tangible assets and identifiable intangibles and acquired in-process research and development costs at the date of the acquisition has been assigned to goodwill. Goodwill was being amortized over periods of 10 to 25 years prior to January 1, 2002. In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets", or SFAS No. 142. We adopted SFAS No. 142 as of January 1, 2002 and no longer amortize of goodwill. We will analyze goodwill for impairment at the reporting unit level during the first half of 2002 and, at a minimum, on an annual basis going forward. Amortization expense related to goodwill for 2001 was $0.9 million.

General

         In February 2002, PPD acquired 100% of the outstanding common stock of Medical Research Laboratories International, Inc. ("MRL U.S.") and Medical Research Laboratories International, BVBA ("MRL Belgium"), collectively, "MRL". MRL will be part of the Development segment of PPD. MRL U.S. operates a central laboratory in Highland Heights, Kentucky, near Cincinnati, Ohio and MRL Belgium operates a central laboratory in Brussels, Belgium. MRL specializes in the provision of highly standardized efficacy and safety testing services for pharmaceutical companies engaged in clinical drug development. These acquisitions are accounted for using the purchase method. Accordingly, the estimated fair value of assets acquired and liabilities assumed were included in PPD's condensed consolidated balance sheet as of February 19, 2002, the effective date of the acquisition. The results of operations are included in PPD's condensed consolidated results of operations as of and since the effective date of the acquisition. There were no significant differences between the accounting policies of PPD and MRL. PPD acquired MRL for total consideration of $113.1 million, including $39.0 million in cash, $73.5 million in PPD's common stock (approximately 2.6 million unregistered shares) and direct acquisition costs of $0.6 million for legal, appraisal and accounting fees. See further details regarding this acquisition in Note 3 to Consolidated Condensed Financial Statements.

Three Months Ended March 31, 2002 Versus Three Months Ended March 31, 2001

         The discussion below is based upon service revenue and related costs, and excludes revenue and costs related to reimbursable out-of-pocket expenses. We have excluded these revenues and costs from our discussion since they are unpredictable and correlate with the timing of individual contract specifications. In addition, we do not mark-up these costs or receive a profit on them. The implementation of the rule requiring the reporting of those items in our financial statements resulted only in the gross up of revenues and expenses and had no impact upon earnings.

         Net revenue increased $15.2 million, or 14.2%, to $122.1 million in the first quarter of 2002 from $106.9 million in the same period in 2001. The Development Group's operations accounted for 95.6% of net revenue for the first quarter of 2002. The Development Group generated net revenue of $116.7 million, an increase of $23.0 million, or 24.5%, from the 2001 first quarter. The growth in the Development Group operations was primarily attributable to an increase in the size, scope and number of contracts in the global contract research organization, or CRO, Phase 2 through 4 division. In addition, MRL contributed net revenue of $5.9 million for the three months ended March 31, 2002.

         The Discovery Sciences Group generated net revenue of $5.4 million in the first quarter of 2002, a decrease of $7.8 million, or 59.2%, from the first quarter of 2001. The decrease in the Discovery Sciences operations was attributable to a milestone payment generated by the sublicensing of the compound dapoxetine to Alza Corporation (which was acquired by Johnson & Johnson) in the first quarter of 2001 which was not repeated in the first quarter of 2002.

         Total direct costs increased 14.0% to $57.6 million in the first quarter of 2002 from $50.6 million in the first quarter of 2001 and decreased slightly as a percentage of net revenue to 47.2% for 2002 first quarter as compared to 47.3% in 2001 first quarter. Development direct costs increased to $55.7 million in the first quarter of 2002 as compared to $45.2 million in the first quarter of 2001. This increase resulted primarily from increased personnel costs due to the increase in the size and number of contracts in the global CRO Phase 2 through 4 division and the direct costs associated with MRL. The Development Group direct costs decreased as a percentage of related net revenue to 47.7% in the first quarter of 2002 from 48.2% in the first quarter of 2001. This decrease is principally due to the mix of levels of personnel involved in the contracts performed, variations in the utilization of personnel and the mix of contracts being performed during each quarter. Discovery Sciences direct costs decreased to $1.9 million in the first quarter of 2002 as compared to $5.3 million in the first quarter of 2001. This decrease was primarily due to the costs associated with sublicensing dapoxetine to Alza Corporation in the first quarter of 2001.

         R&D expenses increased 130.7% to $1.8 million in the first quarter of 2002 from $0.8 million in the first quarter of 2001. This increase was primarily attributable to an increase in spending on R&D in the Discovery Sciences Group to develop intellectual property. As of the end of the first quarter of 2002, the Discovery Sciences Group had increased the number of employees working on R&D by 87% as compared to the end of the first quarter of 2001.

         SG&A expenses increased 20.4% to $35.6 million in the first quarter of 2002 from $29.6 million in the first quarter of 2001. The increase was primarily attributable to additional administrative personnel costs and an increase in recruiting and training costs associated with new hires to support our expanding operations. As a percentage of net revenue, SG&A expenses increased to 29.2% in the first quarter of 2002 from 27.7% in the first quarter of 2001. This increase is primarily attributable to the revenue associated with sublicensing dapoxetine in the first quarter of 2001 which did not have any SG&A expense associated with it.

         Depreciation expense increased $0.8 million, or 18.0%, to $5.4 million in the first quarter of 2002 from $4.5 million in the first quarter of 2001. The increase was related to the depreciation of the increased investment in property and equipment due primarily to our growth. Capital expenditures were $9.5 million in the first quarter of 2002. The majority of our capital investment in the first quarter of 2002 was due to additional facility and equipment costs to increase laboratory capacity and costs to enhance and expand our information technology capacity.

         Amortization expense remained consistent at $0.3 million for the first quarter of both 2002 and 2001. During the first quarter of 2002, amortization on backlog associated with the acquisition of MRL accounted for $0.25 million of the amortization expense. During the first quarter of 2001, amortization on goodwill accounted for $0.24 million of the amortization expense. We adopted SFAS No. 142 as of January 1, 2002 and no longer record amortization of goodwill in our financial statements. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Recently Issued Accounting Standards" for further discussions.

         Operating income increased $0.2 million to $21.5 million in the first quarter of 2002, as compared to $21.2 million in the first quarter of 2002. As a percentage of net revenue, operating income of 17.6% in the 2002 period represents a decrease from 19.9% of net revenue in 2001 period. This decrease was primarily due to the increase in revenue associated with the sublicensing of dapoxetine in the first quarter of 2001.

         During the first quarter of 2002, we recorded an impairment of equity investment of $32.0 million to write down the carrying value of the investment in DNA Sciences, Inc. for an other than temporary decline in value. The investment in DNA Sciences was deemed to be impaired as a result of adverse events experienced by DNA Sciences during the first quarter of 2002.

         Our provision for income taxes decreased $2.0 million, or 23.7%, to $6.5 million in the first quarter of 2002, as compared to $8.5 million in the first quarter of 2001. We recorded a net tax benefit of $2.0 million and a valuation allowance of $10.7 million associated with the $32.0 million impairment of the DNA Sciences investment as a result of the uncertainty of the utilization of the deduction of the impairment prior to expiration. Our effective income tax rate, excluding this $2.0 million tax benefit, remained constant at approximately 37%.

         Net loss of $15.6 million in the first quarter of 2002 represents a decrease of $30.1 million from $14.5 million in net income in the first quarter of 2001. Excluding the impairment of equity investment, net income was relatively consistent at $14.4 million for the first quarter of 2002 compared to $14.5 million for the first quarter of 2001. Net loss per diluted share of $(0.29) for the first quarter of 2002 represents a decrease from the $0.28 in net income per diluted share in the first quarter of 2001. Excluding the impairment of equity investment, net income per diluted share of $0.27 for the first quarter of 2002 compares to $0.28 in the first quarter of 2001.

Liquidity and Capital Resources

         As of March 31, 2002, we had $131.5 million of cash and cash equivalents on hand. Our expected primary cash needs on both a short and long-term basis are for capital expenditures, expansion of services, possible future acquisitions, geographic expansion, working capital and other general corporate purposes. We have historically funded our operations and growth, including acquisitions, with cash flow from operations, borrowings and sales of our stock. We are exposed to changes in interest rates on cash equivalents and amounts outstanding under notes payable, notes receivable and lines of credit. Our cash and cash equivalents are invested in financial instruments, which are rated A or better by Standard & Poor's or Moody's and which have market interest rates.

         For the three months ended March 31, 2002, our operating activities provided $25.3 million in cash as compared to $26.2 million for the same period last year. For the 2002 first quarter , impairment of equity investment of $32.0 million, depreciation and amortization of $5.6 million and the net increase of $6.0 million in assets and liabilities were partially offset by the net loss of $15.6 million and the $2.9 million decrease in deferred income taxes.

         For the three months ended March 31, 2002, our investing activities used $39.2 million in cash. The net cash paid for the acquisition of MRL of $29.1 million and capital expenditures of $9.5 million were slightly offset by $0.5 million received from the repayment of a note receivable.

         For the three months ended March 31, 2002, our financing activities provided $2.9 million in cash, as net proceeds from stock option exercises and purchases under our employee stock purchase plan totaling $3.3 million were partially offset by $0.4 million in repayments of capital lease obligations.

         Working capital as of March 31, 2002 was $138.6 million, compared to $152.8 million at December 31, 2001. The decrease in working capital was due primarily to the decrease in cash and cash equivalents of $11.6 million. The increase in accounts receivable and unbilled services, net, of $12.0 million was offset by the increase in unearned income of $11.7 million. The number of days revenue outstanding in accounts receivable and unbilled services, net of unearned income, also known as DSO, were 30.8 and 42.5 days as of March 31, 2002 and December 31, 2001, respectively. This improvement is a result of a focused effort by management on improving the accounts receivable collection process along with certain improved temporary terms regarding investigator fee down payments. We expect DSO in future periods will be approximately 48 - 52 days, but no assurance can be given that such expectations will be achieved.

         In June 2001, we amended our revolving credit facility for $50.0 million from First Union National Bank. The primary purpose of the amendment was to extend the expiration date and to relax certain covenants governing financial ratios and investments. Indebtedness under the facility is unsecured and subject to traditional covenants relating to financial ratios. Borrowings under this credit facility are available to provide working capital and for general corporate purposes. As of March 31, 2002, there was no amount outstanding under this credit facility. This credit facility is currently scheduled to expire in June 2002, at which time any outstanding balance would be due.

         In July 2001, we amended our revolving credit facility for $50.0 million from Wachovia Bank, N.A. The primary purpose of the amendment was to extend the expiration date and to relax certain covenants governing financial ratios and investments. Indebtedness under the line is unsecured and subject to traditional covenants relating to financial ratios. As of March 31, 2002, there was no amount outstanding under this credit facility. This credit facility is currently scheduled to expire in July 2002, at which time any outstanding balance would be due.

         In September 2001, First Union and Wachovia merged. The merger did not impact the terms of our existing credit facilities. We are presently working on the renewal of these credit facilities.

         In April 2000, we made an investment in Spotlight Health, Inc. (formerly known as ADoctorInYourHouse.com). In January 2001, we entered into an agreement with Spotlight Health and First Union National Bank to guarantee a revolving $2.0 million line of credit from First Union to Spotlight Health. Indebtedness under the line from First Union to Spotlight Health is unsecured and subject to traditional covenants relating to financial ratios. As of March 31, 2002, Spotlight Health had $2.0 million outstanding under this credit facility. This credit facility is currently scheduled to expire in June 2002, at which time any outstanding balance is due. We anticipate that Spotlight Health will seek to renew the facility at that time and we may elect to extend our guarantee. We review the financial statements of Spotlight Health on a quarterly basis to determine if they have sufficient financial resources to continue operations. While we do not have current concerns regarding this guarantee, there can be no assurance that we will not have to act upon this guarantee due to changes in the financial condition of the debtor.

         We expect to continue expanding our operations through internal growth and strategic acquisitions. We expect these activities will be funded from existing cash, cash flow from operations and borrowings under our existing or future credit facilities. We believe that these sources of liquidity will be sufficient to fund our operations for the foreseeable future, but offer no assurances. In particular, our liquidity could be affected by our dependence on a small number of industries and clients, compliance with regulations, international risks, personal injury, environmental or intellectual property claims, as well as other factors described in this document under "Potential Volatility of Quarterly Operating Results and Stock Price", and "Quantitative and Qualitative Disclosures about Market Risk". In addition, see "Critical Accounting Policies and Estimates" and "Factors that Might Affect our Business or Stock Price" which are included in our Annual Report on Form 10-K for the year ended December 31, 2001.

Critical Accounting Policies and Estimates


          The excess of the purchase price over the fair value of net assets acquired in purchase business combinations has been recorded as goodwill. Prior to January 1, 2002, goodwill was amortized over 10 to 25 years for purchase business combinations consummated prior to June 30, 2001. For purchase business combinations consummated subsequent to June 30, 2001, goodwill is not amortized, but is evaluated for impairment on an annual basis or as impairment indicators are indentified, in accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets. Effective January 1, 2002, we adopted SFAS 142, which establishes new accounting and reporting requirements for goodwill and other intangible assets. Under SFAS 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually, or more frequently if impairment indicators arise, for impairment. Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives. The amortization provisions of SFAS 142 requiring nonamortization of goodwill and intangible assets with indefinite lives apply to goodwill and intangible assets with indefinite lives acquired after June 30, 2001. With respect to goodwill and intangible assets with indefinite lives acquired prior to July 1, 2001, we ceased amortization on January 1, 2002. We have not completed the first of the required impairment tests of goodwill by comparing the fair value of each of our reporting units with its carrying value. We do not expect sifnificant impairment as a result of the completion of the FASB 142 adoption. Impairment adjustments recognized after adoption, if any, generally are required to be recognized as an operating expense.


         There have been no material changes to our other critical accounting policies and estimates since December 31, 2001. For detailed information on our other critical accounting policies and estimates, see our Annual Report on Form 10-K other for the year ended December 31, 2001.

Recently Issued Accounting Standards

         In July 2001, the FASB issued Statement of Financial Accounting Standards No. 141, "Business Combinations", or SFAS No. 141. As of July 1, 2001, PPD adopted SFAS No. 141, which requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method and that certain acquired intangible assets in a business combination be recognized as assets apart from goodwill. As discussed previously, we have implemented and followed SFAS No. 141 for the MRL acquisition.

         In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets", or SFAS No. 142. PPD adopted SFAS No. 142 as of January 1, 2002. PPD no longer records amortization of goodwill in the financial statements as of January 1, 2002. Rather, PPD will analyze goodwill for impairment at the reporting unit level during the first half of 2002 and, at a minimum, on an annual basis going forward. Amortization expense related to goodwill for the first quarter of 2001 was approximately $237,000.

         In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", or SFAS No. 144, which supersedes SFAS No. 121 and portions of APB Opinion No. 30. SFAS No. 144 provides guidance on the recognition and impairment of long-lived assets to be held and used and for long-lived assets to be disposed. This statement also requires expected future operating losses from discontinued operations to be displayed in the period(s) in which the losses are incurred, rather than as of the measurement date as previously required. PPD has adopted SFAS No. 144 as of January 1, 2002. The adoption of SFAS No. 144 did not have a material impact on PPD's consolidated financial statements.

         In November 2001, the FASB issued Emerging Issues Task Force Rule No. 01-14 ("EITF 01-14"), Income Statement Characterization of Reimbursements Received for "Out-of-Pocket" Expenses Incurred. EITF 01-14 requires that in cases where the contractor acts as a principal, reimbursements received for out-of-pocket expenses incurred be characterized as revenue and the associated costs be included as operating expenses in the income statement. PPD implemented this rule for the quarter ended March 31, 2002 and, as required, has reclassified comparative financial information for the quarter ended March 31, 2001. The implementation of this rule resulted only in the gross up of revenues and expenses and had no impact upon earnings.

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

Inflation

         While most of our net revenues are earned under contracts, the long-term contracts, those in excess of one year, generally include an inflation or cost of living adjustment for the portion of the services to be performed beyond one year from the contract date. As a result, we believe that the effects of inflation generally do not have a material adverse effect on our operations or financial condition.

Potential Volatility of Quarterly Operating Results and Stock Price

         Our quarterly and annual operating results have fluctuated in the past, and we expect that they will continue to fluctuate in the future. Factors that could cause these fluctuations to occur include:

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

         Fluctuations in quarterly results or other factors beyond our control could affect the market price of our common stock. Such factors include changes in earnings estimates by analysts, market conditions in our industry, changes in environmental, pharmaceutical and biotechnology industries, general economic conditions, and differences in assumptions used as compared to actual results. Any effect on our common stock could be unrelated to our longer-term operating performance.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

         We are exposed to foreign currency risk by virtue of our international operations. We conduct business in several foreign countries. Approximately 12.3% and 18.0% of our net revenues for the three-month periods ended March 31, 2001 and 2002, respectively, were derived from operations outside the United States. Funds generated by each subsidiary are generally reinvested in the country where they are earned. We do not engage in derivative or hedging activities related to our potential foreign exchange exposures. Our operations in the United Kingdom generated approximately 50% of our revenue from international operations during the first quarter of 2002. Accordingly, we do have some exposure to adverse movements in the pound sterling and other foreign currencies. The United Kingdom has traditionally had a relatively stable currency compared to our functional currency, the U.S. dollar. We anticipate that those conditions will persist for at least the next 12 months, but cannot make any guarantees.

         The vast majority of our contracts are entered into by our United States or United Kingdom subsidiaries. The contracts entered into by the United States subsidiaries are almost always denominated in United States dollars. Contracts entered into by our United Kingdom subsidiaries are generally denominated in pounds sterling, United States dollar or Euros. In most transactions involving multiple currencies, contractual provisions either limit or reduce the economic risk.

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

         Changes in exchange rates between the applicable foreign currency and the U.S. dollar will affect the translation of foreign subsidiaries' financial results into U.S. dollars for purposes of reporting our consolidated financial results. The process by which each foreign subsidiary's financial results are translated to U.S. dollars is as follows:

..   income statement accounts are translated at average exchange rates for the period;
..   balance sheet assets and liability accounts are translated at end of period exchange rates; and
..   equity accounts are translated at historical exchange rates.

         Translation of the balance sheet in this manner affects the shareholders' equity account, referred to as the cumulative translation adjustment account. This account exists only in the foreign subsidiary's U.S. dollar balance sheet and is necessary to keep the foreign balance sheet, stated in U.S. dollars, in balance. Translation adjustments are reported with accumulated other comprehensive income (loss) as a separate component of shareholders' equity. To date, cumulative translation adjustments have not been material to our consolidated financial position. However, adjustments could in the future be material to our financial statements.

         There are no material exchange controls currently in effect in any country in which we conduct operations on the payment of dividends or otherwise restricting the transfer of funds outside these countries. Although we perform services for clients located in a number of foreign jurisdictions, we have not experienced any difficulties in receiving funds remitted from foreign countries. However, if any of these jurisdictions imposed or modified existing exchange control restrictions, the restrictions could have an adverse effect on our financial condition.

         We are exposed to changes in interest rates on our cash equivalents and amounts outstanding under notes payable and lines of credit. We invest our cash and cash equivalents and short-term investments in financial instruments with interest rates based on financial market conditions.

Part II.  Other Information

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits

         10.179 Consent and Amendment to Loan Agreement dated February 4, 2002, by and among Pharmaceutical Product Development, Inc. and Wachovia Bank.

         10.180 Consent and Amendment to Loan Agreement dated February 4, 2002, by and among Pharmaceutical Product Development, Inc. and First Union National Bank.

(b)      Reports on Form 8-K

         PPD filed a Current Report on Form 8-K with the Securities and Exchange Commission on February 19, 2002, relating to PPD's acquisition of Medical Research Laboratories International, Inc. and Medical Research Laboratories International BVBA. An amendment to this report was filed on April 29, 2002 to include the financial information required under Regulation S-X.

         PPD filed a Current Report on Form 8-K with the Securities and Exchange Commission on March 4, 2002, relating to a change in PPD's certifying accountant.

         SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               PHARMACEUTICAL PRODUCT DEVELOPMENT, INC.
                             --------------------------------------------
                                       (Registrant)


                           By  /s/    Philippe Maitre
                             --------------------------------------------
                                  Chief Financial Officer
                               (Principal Financial Officer)


Date: May 14, 2002