Form 10-K/A
period 2001-12-31
PHARMACEUTICAL PRODUCT DEVELOPMENT INC
filed 2002-05-20
CIK 1003124

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-K/A
                                 Amendment No. 1

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the common stock held by non-affiliates of the registrant was approximately $1.3 billion as of May 1, 2002, based upon the closing price of the Common Stock on that date on the NASDAQ National Market System. Shares of Common Stock held by each executive officer and director and by each person who owns 10% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status might not be conclusive for other purposes.

The number of shares outstanding of the registrant's class of Common Stock, par value $0.10 per share, was 55,177,795 as of May 1, 2002.

                                Explanatory Note

     The registrant is filing this Amendment No. 1 on Form 10-K/A to file a revised consent of its independent auditors consenting to the incorporation by reference of the registrant's audited financial statements as of December 31, 2001 and 2000 and for each of the three years in the period ended December 31, 2001 into all of the registrant's existing effective registration statements on Form S-8. The revised consent is filed herewith as Exhibit 23.1 and supersedes and replaces the consent filed as Exhibit 23.1 to the registrant's Form 10-K filed on February 21, 2002.

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

                                    PHARMACEUTICAL PRODUCT DEVELOPMENT, INC.
                                  --------------------------------------------
                                                 (Registrant)


                              By  /s/                Linda Baddour
                                     ---------------------------------------
                                            Chief Financial Officer
                                         (Principal Financial Officer)


Date: May 20, 2002