Form 10-Q
period 2002-06-30
PHARMACEUTICAL PRODUCT DEVELOPMENT INC
filed 2002-08-13
CIK 1003124

================================================================================
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549


                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934.
         For the quarterly period ended June 30, 2002.

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

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 55,281,111 shares of common stock, par value $0.10 per share, as of August 1, 2002.

================================================================================
--------------------------------------------------------------------------------

                                     INDEX

                                                                                                   Page
                                                                                                   ----
Part I.  FINANCIAL INFORMATION
Item 1. Financial Statements
     Consolidated Condensed Statements of Operations for the Three and Six Months Ended
       June 30, 2001 and 2002 ..................................................................     3
     Consolidated Condensed Balance Sheets as of December 31, 2001
       and June 30, 2002 .......................................................................     4
     Consolidated Condensed Statements of Cash Flows for the Six Months Ended
       June 30, 2001 and 2002 ..................................................................     5
     Notes to Consolidated Condensed Financial Statements ......................................     6
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations ..    13
Item 3. Quantitative and Qualitative Disclosures about Market Risk .............................    22

Part II. OTHER INFORMATION
Item 4. Submission of Matters to a Vote of Security Holders ....................................    23
Item 6. Exhibits and Reports on Form 8-K .......................................................    24
Signature ......................................................................................    25

            PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (unaudited)
                    (in thousands, except per share amounts)


                                                                    Three Months Ended                  Six Months Ended
                                                                          June 30,                          June 30,
                                                                ---------------------------       ---------------------------
                                                                   2001             2002              2001           2002
                                                                ----------       ----------       -----------    ------------
Development revenues                                            $   98,046       $  135,049       $   191,818    $    251,785
Discovery sciences revenues                                          3,992            5,122            17,173          10,501
Reimbursable out-of-pockets                                          7,367           11,395            13,267          19,863
                                                                ----------       ----------       -----------    ------------
                  Net revenue                                      109,405          151,566           222,258         282,149
                                                                ----------       ----------       -----------    ------------

Direct costs - Development                                          48,295           65,558            93,530         121,232
Direct costs - Discovery sciences                                    1,967            2,320             7,283           4,261
Reimbursed out-of-pocket expenses                                    7,367           11,395            13,267          19,863
Research and development                                             1,060            2,572             1,819           4,323
Selling, general and administrative expenses                        30,969           37,655            60,555          73,290
Depreciation                                                         4,605            5,730             9,151          11,096
Amortization                                                           272              155               537             436
                                                                ----------       ----------       -----------    ------------
                                                                    94,535          125,385           186,142         234,501
                                                                ----------       ----------       -----------    ------------
                  Operating income                                  14,870           26,181            36,116          47,648
Interest income, net                                                 1,420              613             2,900           1,490
Impairment of investment                                                 -                -                 -         (32,006)
Other income, net                                                      319              544               628           1,211
                                                                ----------       ----------       -----------    ------------
                  Income before provision for income taxes          16,609           27,338            39,644          18,343
Provision for income taxes                                           6,145           10,115            14,643          16,595
                                                                ----------       ----------       -----------    ------------
                  Income before equity in net loss of investee      10,464           17,223            25,001           1,748
Equity in net loss of investee, net of income taxes                      -               13                 -             105
                                                                ----------       ----------       -----------    ------------

                  Net income                                    $   10,464       $   17,210       $    25,001    $      1,643
                                                                ==========       ==========       ===========    ============

Net income per share:
    Basic                                                       $     0.20       $     0.31       $      0.49    $       0.03
                                                                ==========       ==========       ===========    ============
    Diluted                                                     $     0.20       $     0.31       $      0.48    $       0.03
                                                                ==========       ==========       ===========    ============

Weighted average number of common shares outstanding:
    Basic                                                           51,667           55,123            51,467          53,837
    Dilutive effect of stock options                                   845              646               828             717
                                                                ----------       ----------       -----------    ------------
    Diluted                                                         52,512           55,769            52,295          54,554
                                                                ==========       ==========       ===========    ============

  The accompanying notes are an integral part of these consolidated condensed financial statements.

           PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

                     CONSOLIDATED CONDENSED BALANCE SHEETS
                                 (in thousands)

                                                     Assets

                                                                          December 31,               June 30,
                                                                              2001                     2002
                                                                          ------------              -----------
                                                                                                    (unaudited)
Current assets
   Cash and cash equivalents                                              $    143,173              $   119,760
   Accounts receivable and unbilled services, net                              140,744                  188,574
   Investigator advances                                                         6,008                    6,854
   Prepaid expenses and other current assets                                    10,507                   10,689
   Current maturities of notes receivable                                          500                      500
   Deferred tax asset                                                            9,273                    9,867
                                                                           -----------              -----------
     Total current assets                                                      310,205                  336,244

Property, plant and equipment, net                                              85,690                  103,709
Goodwill, net                                                                    7,590                  143,426
Notes receivable, long-term portion                                             17,000                        -
Investments                                                                     43,758                   20,175
Intangible assets                                                                  573                    2,247
Other assets, net                                                                  584                    2,233
                                                                           -----------              -----------
     Total assets                                                          $   465,400              $   608,034
                                                                           ===========              ===========

                                      Liabilities and Shareholders' Equity

Current liabilities
   Accounts payable                                                        $     8,210              $     7,289
   Payables to investigators                                                     7,988                   14,799
   Other accrued expenses                                                       48,951                   54,434
   Unearned income                                                              82,336                  100,346
   Accrued income taxes                                                          8,688                   16,692
   Current maturities of long-term debt                                          1,203                    2,240
                                                                           -----------              -----------
     Total current liabilities                                                 157,376                  195,800

Long-term debt, less current maturities                                          1,871                    7,062
Deferred rent and other                                                          3,518                    3,109
                                                                           -----------              -----------
     Total liabilities                                                         162,765                  205,971
                                                                           -----------              -----------

Shareholders' equity
   Common stock                                                                  5,193                    5,518
   Paid-in capital                                                             164,162                  258,620
   Retained earnings                                                           140,174                  141,818
   Deferred compensation                                                          (966)                    (550)
   Accumulated other comprehensive loss                                         (5,928)                  (3,343)
                                                                           -----------              -----------
     Total shareholders' equity                                                302,635                  402,063
                                                                           -----------              -----------
     Total liabilities and shareholders' equity                            $   465,400              $   608,034
                                                                           ===========              ===========

  The accompanying notes are an integral part of these consolidated condensed financial statements.

            PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                   (unaudited)
                                 (in thousands)

                                                                                    Six Months Ended
                                                                                        June 30,
                                                                           ----------------------------------
                                                                               2001                   2002
                                                                           ------------           -----------
Cash flows from operating activities:
   Net income                                                              $    25,001            $     1,643
   Adjustments to reconcile net income to net cash
    provided by operating activities:
      Impairment of investment                                                       -                 32,006
      Depreciation and amortization                                              9,688                 11,532
      Stock compensation amortization                                              242                     67
      Loss on disposition of property and equipment, net                            58                      8
      Provision for doubtful accounts                                              (34)                  (194)
      Gain on sale of investment                                                     -                   (173)
      Equity in net loss of investee                                                 -                    119
      Deferred income taxes                                                       (997)                (2,510)
      Change in operating assets and liabilities,
        net of affect of acquisitions                                           12,105                (11,221)
                                                                           -----------            ------------
         Net cash provided by operating activities                              46,063                 31,277
                                                                           -----------            -----------

Cash flows from investing activities:
      Cash received from repayment of note receivable                              500                 17,000
      Purchases of property and equipment                                      (13,376)               (18,662)
      Proceeds from sale of property and equipment                                  63                     17
      Purchases of investments                                                       -                 (8,642)
      Net cash paid for acquisitions                                                 -                (50,579)
                                                                           -----------            -----------
         Net cash used in investing activities                                 (12,813)               (60,866)
                                                                           -----------            -----------

Cash flows from financing activities:
      Repayment of capital leases obligation                                      (933)                (1,687)
      Proceeds from long-term debt                                                   -                  1,464
      Proceeds from exercise of stock options
        and employee stock purchase plan                                        11,490                  3,489
                                                                           -----------            -----------
         Net cash provided by financing activities                              10,557                  3,266
                                                                           -----------            -----------
Effect of exchange rate changes on cash                                         (1,158)                 2,910
                                                                           -----------            -----------
Net increase (decrease) in cash and cash equivalents                            42,649                (23,413)
Cash and cash equivalents, beginning of the period                              76,411                143,173
                                                                           -----------            -----------
Cash and cash equivalents, end of the period                               $   119,060            $   119,760
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

            PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                   (unaudited)
                      (in thousands, except per share data)

1.   ACCOUNTING POLICIES

     The significant accounting policies followed by Pharmaceutical Product Development, Inc. and its subsidiaries (collectively "PPD") for interim financial reporting are consistent with the accounting policies followed for annual financial reporting. We prepared these unaudited consolidated condensed financial statements in accordance with Rule 10-01 of Regulation S-X, and, in management's opinion, we have included all adjustments of a normal recurring nature necessary for a fair presentation. The accompanying consolidated condensed financial statements might not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the consolidated financial statements and notes thereto in PPD's Annual Report on Form 10-K for the year ended December 31, 2001. The results of operations for the three-month and six-month periods ended June 30, 2002 are not necessarily indicative of the results to be expected for the full year or any other period. We derived the amounts on the December 31, 2001 consolidated condensed balance sheet from the audited financial statements included in PPD's Annual Report on Form 10-K for the year ended December 31, 2001.

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

     Principles of consolidation

     The accompanying unaudited consolidated condensed financial statements include the accounts and operations of PPD. We have eliminated all intercompany balances and transactions in consolidation.

     Earnings per share

     We compute basic net income per share information using the weighted average number of shares of common stock outstanding during the period. We compute diluted net income per common share using the weighted average number of shares of common and dilutive potential common shares outstanding during the period.

     Recent Accounting Pronouncements

     In November 2001, the FASB issued Emerging Issues Task Force Rule No. 01-14, or EITF 01-14, Income Statement Characterization of Reimbursements Received for "Out-of-Pocket" Expenses Incurred. EITF 01-14 requires that in cases where the contractor acts as a principal, reimbursements received for out-of-pocket expenses incurred be characterized as revenue and the associated costs included as operating expenses in the income statement. PPD implemented this rule as of January 1, 2002 and, as required, has reclassified comparative financial information for 2001. The implementation of this rule resulted only in the gross-up of revenues and expenses and had no impact upon earnings. PPD pays on behalf of its customers fees to investigators and test subjects, and other out-of-pocket costs, such as travel, printing, meetings, couriers, etc., for which PPD is reimbursed at cost, without mark-up or profit. PPD will continue to exclude from revenue and expense in the income statement fees and associated reimbursements that we received as an agent. During the three months ended June 30, 2001 and2002, fees paid to investigators and other fees in which PPD acts as an agent and the associated reimbursements were approximately $40.9 million and $40.5 million, respectively. During the six months ended June 30, 2001 and

           PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                  (unaudited)
                     (in thousands, except per share data)


1.   ACCOUNTING POLICIES (continued)

2002, fees paid to investigators and other fees in which PPD acts as an agent and the associated reimbursements were approximately $72.3 million and $74.3 million, respectively.

     In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", or SFAS No. 144, which supersedes SFAS No. 121 and portions of APB Opinion No. 30. SFAS No. 144 provides guidance on the recognition and impairment of long-lived assets to be held and used, and for long-lived assets to be disposed. This statement also requires expected future operating losses from discontinued operations to be displayed in the period(s) in which the losses are incurred, rather than as of the measurement date as previously required. PPD has adopted SFAS No. 144 as of January 1, 2002. The adoption of SFAS No. 144 did not have a material impact on PPD's consolidated financial statements.

2.   GOODWILL AND INTANGIBLE ASSETS

     In July 2001, the FASB issued Statement of Financial Accounting Standards No. 141, "Business Combinations", which eliminated the pooling of interests method of accounting for all business combinations initiated after June 30, 2001 and addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets", or SFAS No. 142. PPD adopted SFAS No. 142 as of January 1, 2002. SFAS No. 142 addresses the financial accounting and reporting standards for the acquisition of intangible assets outside of a business combination, and for goodwill and other intangible assets subsequent to their acquisition. This accounting standard requires that goodwill be separately disclosed from other intangible assets in the statement of financial position, and no longer be amortized but tested for impairment on a periodic basis. The provisions of this accounting standard also require the completion of a transitional impairment test within six months of adoption. PPD has completed the transitional impairment test and did not identify any impairments of goodwill. This test involved determining the fair market value of each of the reporting units with which the goodwill was associated and comparing the estimated fair market value of each of the reporting units with its carrying amount. Additionally, SFAS No. 142 requires intangible assets that do not meet the criteria for recognition apart from goodwill to be reclassified. As a result of PPD's analysis, no reclassifications to goodwill were required as of January 1, 2002.

     In accordance with SFAS No. 142, PPD discontinued the amortization of goodwill effective January 1, 2002. A reconciliation of previously reported net income and earnings per share to the amounts adjusted for the exclusion of goodwill amortization follows:

                                         Three Months Ended June 30,          Six Months Ended June 30,
                                         ----------------------------       ----------------------------
                                             2001            2002               2001            2002
                                         -------------  -------------       -------------  -------------
     Reported net income                 $      10,464  $      17,210       $      25,001  $       1,643
     Add:  Goodwill amortization                   149              -                 298              -
                                         -------------  -------------       -------------  -------------
     Adjusted net income                 $      10,613  $      17,210       $      25,299  $       1,643
                                         =============  =============       =============  =============
     Reported basic income per share     $        0.20  $        0.31       $        0.49  $        0.03
     Add:  Goodwill amortization                  0.01              -                   -              -
                                         -------------  -------------       -------------  -------------
     Adjusted basic income per share     $        0.21  $        0.31       $        0.49  $        0.03
                                         =============  =============       =============  =============
     Reported diluted income per share   $        0.20  $        0.31       $        0.48  $        0.03
     Add:  Goodwill amortization                     -              -                   -              -
                                         -------------  -------------       -------------  -------------
     Adjusted diluted income per share   $        0.20  $        0.31       $        0.48  $        0.03
                                         =============  =============       =============  =============

            PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                   (unaudited)
                      (in thousands, except per share data)

2.   GOODWILL AND INTANGIBLE ASSETS (continued)

     Changes in the carrying amount of goodwill for the six months ended June 30, 2002, by operating segment, were as follows:

                                                                     Development        Discovery          Total
                                                                     -----------        ---------        ----------
Balance as of January 1, 2002                                        $     6,839        $     751        $    7,590
Goodwill acquired during the period                                      133,287                -           133,287
Translation adjustments                                                    2,549                -             2,549
                                                                     -----------        ---------        ----------
Balance as of June 30, 2002                                          $   142,675        $     751        $  143,426
                                                                     ===========        =========        ==========

     Information regarding PPD's other intangible assets follows:

                                           As of December 31, 2001                   As of June 30, 2002
                                       ----------------------------------    -------------------------------------
                                       Carrying    Accumulated               Carrying      Accumulated
                                        Amount     Amortization      Net      Amount       Amortization    Net
                                        ------     ------------      ---      ------       ------------    ---
Backlog                                 $      -     $      -      $     -    $ 2,100        $  372      $1,728
Patents                                      280          136          144        280           167         113
License agreements                           500           96          404        500           120         380
Miscellaneous intangible assets              986          961           25      1,031         1,005          26
                                        --------     --------      -------    -------        ------      ------
Total                                   $  1,766     $  1,193      $   573    $ 3,911        $1,664      $2,247
                                        ========     ========      =======    =======        ======      ======

     All intangible assets are amortized on a straight-line basis, based on estimated useful lives of two years for backlog, five years for patents, ten years for license agreements and two to ten years for miscellaneous intangible assets. The weighted average amortization period for all intangibles is approximately 2.5 years.

     Amortization expense for the three months ended June 30, 2002 and 2001 was $272 and $155, respectively. Amortization expense for the six months ended June 30, 2002 and 2001 was $537 and $436, respectively. Amortization expense includes goodwill amortization during 2001. Estimated amortization expense for the next five years is as follows:

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

            PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                   (unaudited)
                      (in thousands, except per share data)

4.   ACQUISITIONS

     In February 2002, PPD acquired 100% of the outstanding common stock of Medical Research Laboratories International, Inc. ("MRL U.S.") and Medical Research Laboratories International, BVBA ("MRL Belgium"), collectively, "MRL". MRL is part of the Development segment of PPD. MRL U.S. operates a central laboratory in Highland Heights, Kentucky, near Cincinnati, Ohio, and MRL Belgium operates a central laboratory in Brussels, Belgium. MRL provides highly standardized efficacy and safety testing services for pharmaceutical companies engaged in clinical drug development and is one of the largest central laboratory providers for Phase I-IV global studies involving agents used in cholesterol, endocrine, metabolic and cardiovascular clinical research. The acquisition of MRL should enable PPD to expand the global development services that it offers to its customers. The results of operations are included in PPD's condensed consolidated results of operations as of and since February 19, 2002, the effective date of the acquisition. PPD acquired MRL for total consideration of $113.1 million, including $39.0 million in cash, $73.5 million in PPD's common stock (approximately 2.6 million unregistered shares) and direct acquisition costs of $0.6 million for legal, appraisal and accounting fees.

     In April 2002, PPD acquired Piedmont Research Center II, Inc, or PRC, a cancer research laboratory based in Morrisville, N.C. that performs preclinical evaluations of anti-cancer therapies. The research facility serves national and international pharmaceutical and biotechnology companies. PRC is part of the Discovery segment of PPD. The acquisition of PRC should enable PPD to add another dimension to our vertically integrated oncology program, spanning from early discovery through clinical development. PRC provides PPD's clients another method of cost-effective evaluation of drug candidates. The results of operations are included in PPD's condensed consolidated results of operations as of and since April 1, 2002, the effective date of the acquisition. PPD acquired PRC for total consideration of $19.6 million, including $2.4 million in cash, $17.1 million in PPD's common stock (0.5 million unregistered shares) and direct acquisition costs of $0.1 million for legal and accounting fees.

     In June 2002, PPD acquired Complete Software Solutions, Inc., or CSS, a technical consulting firm offering implementation, validation and training services as well as specialized software for pharmaceutical and biotechnology industries. CSS is part of the Development segment of PPD. The acquisition of CSS should expand PPD's informatics' range of services and international reach, as well as its client base. With the acquisition of CSS, PPD will be able to offer a broader range of informatics solutions to a wider range of clients. The results of operations are included in PPD's condensed consolidated results of operations as of and since June 12, 2002, the effective date of the acquisition. PPD acquired CSS for total consideration of $16.8 million in cash.

     In June 2002, PPD acquired ProPharma Pte Ltd, an Asian-based clinical research organization with experience in managing pan-Asian clinical trials. ProPharma is part of the Development segment of PPD. The acquisition of ProPharma should enable PPD to expand its geographic reach and provide its clients country-specific expertise with extensive networks for clinical trials in key markets in Asia. The results of operations are included in PPD's condensed consolidated results of operations as of and since June 27, 2002, the effective date of the acquisition. PPD acquired ProPharma for total consideration of $3.0 million in cash. In addition, PPD agreed to pay up to $1.4 million as additional purchase price, depending upon the financial performance of ProPharma for a specified period following the acquisition.

     These acquisitions were accounted for using the purchase method. Accordingly, the estimated fair value of assets acquired and liabilities assumed were included in PPD's condensed consolidated balance sheet as of the effective date of the acquisitions. There were no significant differences between the accounting policies of PPD or any of the companies acquired in these acquisitions.

            PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                   (unaudited)
                      (in thousands, except per share data)

4.   ACQUISITIONS (continued)

     The total purchase price was allocated to the estimated fair value of assets acquired and liabilities assumed as set forth in the following table:

                                                 MRL          PRC          CSS       ProPharma       Total
                                            -----------   -----------  -----------  -----------  -----------
Condensed balance sheet:
     Current assets                         $    16,249   $     1,038  $       957  $     1,023  $    19,267
     Property and equipment, net                  8,554           822           34          116        9,526
     Current liabilities                         (7,813)       (1,153)        (758)        (252)      (9,976)
     Long-term capital lease obligation          (1,107)         (457)           -            -       (1,564)
Value of identifiable intangible assets:
     Backlog                                      2,100             -            -            -        2,100
     Goodwill                                    95,136        19,411       16,533        2,113      133,193
                                            -----------   -----------  -----------  -----------  -----------
Total                                       $   113,119   $    19,661  $    16,766  $     3,000  $   152,546
                                            ===========   ===========  ===========  ===========  ===========

     The purchase price allocations for the acquisitions are based on preliminary estimates, using available information and making assumptions management believes are reasonable. Accordingly, purchase price allocations are subject to finalization. Goodwill will be evaluated annually as required by SFAS 142.

     Goodwill related to MRL, PRC and ProPharma is not expected to be deductible for tax purposes, and, in accordance with SFAS No. 142, will not be amortized.

     The unaudited pro forma results from operations for PPD assuming the acquisitions were consummated as of January 1, 2001 and 2002 are as follows:

                                                Three Months Ended June 30,         Six Months Ended June 30,
                                               ----------------------------       ----------------------------
                                                   2001            2002               2001            2002
                                               -------------  -------------       -------------  -------------
           Total revenue                       $     125,227  $     152,922       $     250,228  $     290,198
           Net income                          $      11,856  $      17,629       $      28,983  $       1,119

           Income per share:
                  Basic                        $        0.23  $        0.32       $        0.56  $        0.02
                  Diluted                      $        0.23  $        0.32       $        0.55  $        0.02

     The above amounts are based upon certain assumptions and estimates. PPD believes these assumptions and estimates are reasonable and do not reflect any benefit from economies that might be achieved from combined operations. Pro forma adjustments were made to amortization, interest income and income tax totaling $(1,595) and $(309) for the three-month ended June 30, 2001 and 2002, respectively. Pro forma adjustments were made to amortization, interest income and income tax totaling $(3,927) and $52 for the six-month periods ended June 30, 2001 and 2002, respectively. The pro forma financial information presented above is not necessarily indicative of either the results of operations that would have occurred had the acquisition taken place at the beginning of the period indicated or of future results of operations of the combined companies.

            PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                   (unaudited)
                      (in thousands, except per share data)

5.   COMPREHENSIVE INCOME

     PPD's total comprehensive income for the three-month periods ended June 30, 2001 and 2002 was $10,465 and $20,403, respectively, and for the six-month periods ended June 30, 2001 and 2002 was $23,843 and $4,228, respectively. PPD's other comprehensive income consisted of a change in the cumulative translation adjustment for the three-month periods ended June 30, 2001 and 2002 of $1 and $3,521, respectively, and an unrealized loss on investment of $328 for the 2002 period. PPD's other comprehensive income consisted of a change in the cumulative translation adjustment for the six-month periods ended June 30, 2001 and 2002 of $(1,158) and $2,913, respectively, and an unrealized loss on investment of $328 for the 2002 period.

6.   ACCOUNTS RECEIVABLE AND UNBILLED SERVICES

     Accounts receivable and unbilled services consisted of the following:


                                              December 31,        June 30,
                                                  2001              2002
                                             --------------     -------------
                                                                 (unaudited)

        Billed                               $       99,877     $     122,919
        Unbilled                                     43,748            69,141
        Reserve for doubtful accounts                (2,881)           (3,486)
                                             --------------     -------------
                                             $      140,744     $     188,574
                                             ==============     =============

7.   INVESTMENTS

     PPD assesses its investment portfolio on a quarterly basis to determine whether declines in the market value of these securities are other than temporary. This quarterly review includes an evaluation of, among other things, the market condition of the overall industry, historical and projected financial performance, expected cash needs and recent funding events. As a result of management's quarterly evaluations, during the three months ended March 31, 2002, PPD recorded a charge to earnings for an other than temporary decline in the fair market value of its investment in DNA Sciences of approximately $32.0 million. The investment in DNA Sciences was deemed to be impaired as a result of adverse events experienced by DNA Sciences during the first quarter of 2002.

     In April 2002, PPD purchased 1.0 million shares of SurroMed, Inc. Series E preferred stock for $5.0 million, which represents a 2.7% ownership interest in SurroMed as of April 2002. SurroMed is a private company that has developed a proprietary technology for biological markers.

     In April 2002, Apothogen, Inc., an equity method investment of PPD, was acquired by IntraBiotics Pharmaceuticals, Inc. As a result of the acquisition, PPD received shares of IntraBiotics common stock representing less than 1% ownership interest of IntraBiotics outstanding common stock. In connection with the acquisition, the contracts and commitments between Apothogen and its stockholders related to the initial investment were terminated. IntraBiotics rents facility space from PPD and PPD provides Intrabiotics with drug development services and specified administrative services.

     In June 2002, PPD purchased approximately 0.7 million units of BioDelivery Sciences International, Inc. for $3.6 million. Each unit consists of one share of common stock and one warrant for common stock. PPD's common stock in BioDelivery Sciences International represents a 9.9% ownership interest in BioDelivery Sciences International's outstanding common stock. BioDelivery Sciences International is a publicly traded company that is developing and seeking to commercialize a drug delivery technology designed for a potentially broad base of pharmaceuticals, vaccines and over-the-counter drugs.

            PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                  (unaudited)
                     (in thousands, except per share data)

8.   BUSINESS SEGMENT DATA

     Revenues by principal business segment are separately stated in the consolidated financial statements. Impairment of equity investment of $30.0 million, net of a tax benefit of $2.0 million, and equity in net loss of investee of $105 for the six-months ended June 30, 2002 were not allocated to PPD's business segments and are shown separately for purposes of business segment analysis. The equity in net loss of investee was related to the investment in Apothogen, which operated in the discovery field. Apothogen was acquired by IntraBiotics Pharmaceuticals in April 2002. See Note 7 to Consolidated Condensed Financial Statements. Income taxes are allocated ratably to each division for purposes of business segment analysis. Income from operations, net income and identifiable assets by principal business segment were as follows:

                                         Three months Ended June 30,        Six Months Ended June 30,
                                        -----------------------------     ----------------------------
                                             2001           2002               2001           2002
                                        --------------  -------------     -------------  -------------
Income (loss) from operations:
Development                             $       15,356  $      28,041     $      30,809  $      49,554
Discovery sciences                               (486)        (1,860)             5,307         (1,906)
                                        --------------  -------------     -------------  -------------
         Total                          $       14,870  $     $26,181     $      36,116  $      47,648
                                        ==============  =============     =============  =============

Net income (loss):

Development                             $       10,770  $      18,395     $      21,651  $      32,955
Discovery sciences                               (306)        (1,172)             3,350         (1,201)
Impairment of equity investment                      -              -                 -        (30,006)
Equity in net loss of investee                       -           (13)                 -           (105)
                                        --------------  -------------     -------------  -------------
         Total                          $       10,464  $      17,210     $      25,001  $       1,643
                                        ==============  =============     =============  =============

                                         December 31,      June 30,
                                             2001            2002
                                        --------------  -------------
Identifiable assets:
Development (a)                         $      451,031  $     571,001
Discovery sciences                              14,369         37,033
                                        --------------  -------------
         Total                          $      465,400  $     608,034
                                        ==============  =============

_________________
(a) The note receivable from the sale of the environmental sciences segment in 1999 is included in the Development segment in 2001. The note was paid in June 2002.

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

     We have been in the drug development business for more than 15 years. Our development services include preclinical programs through Phase 1 to Phase 4 clinical development. In addition, we also offer post-market support services for drugs that have received approval for market use, such as product launch services, patient compliance programs, and medical communications programs for consumer and healthcare providers on product use and adverse events. We have extensive clinical trial experience across a multitude of therapeutic areas that encompass various geographical areas, including regional, national and global studies.

     With more than 5,000 professionals in 24 countries around the world, we provided services to 38 of the top 50 pharmaceutical companies in the world as ranked by 2000 healthcare research and development spending, in addition to our work with leading biotechnology companies. We believe that we are one of the world's largest providers of drug development services to pharmaceutical and biotechnology companies in terms of 2001 annual net revenues generated from contract research organizations.

     Building on our outsourcing relationship with pharmaceutical and biotechnology clients, we established our discovery services group in 1997. Through this group, we focus more on early stage research to help our customers address the bottleneck at the beginning of the development process. This group focuses on functional genomics, which is the study of gene functions to identify drug targets within the body, as well as medicinal chemistry research and preclinical biology services.

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

Results of Operations

     We recognize revenues from fixed-price contracts on a percentage-of-completion basis in our Development Group. To measure the percentage of completion, PPD compares actual costs incurred to estimated total contract costs. We recognize revenues from time-and-materials contracts as hours are incurred, multiplied by the billable rates for each contract in both our Development Group and Discovery Sciences Group. We also recognize revenues from unitized contracts as subjects or samples are tested, multiplied by the price of each. In connection with the management of multi-site clinical trials, PPD pays on behalf of its customers fees to investigators and test subjects, and other out-of-pocket costs, such as travel, printing, meetings, couriers, etc., for which we are reimbursed at cost. Effective January 1, 2002, in connection with the required implementation of EITF 01-14, amounts paid for out-of-pocket costs are now included in cost of revenue, while the reimbursements received are reported as reimbursable out-of-pocket revenues in the income statement. We will continue to net revenue and expense in the income statement from fees and associated reimbursements that we receive as an agent. Most contracts are terminable either immediately or after a specified period following notice by the client. These contracts typically require payment to PPD of expenses to wind down a study, payment to PPD of fees earned to date, and in some cases, a termination fee or a payment to PPD of some portion of the fees or profit that could have been earned by PPD under the contract if it had not been terminated early.

     Discovery Sciences Group revenues also include nonrefundable technology license fees and milestone payments. For nonrefundable license fees received at the initiation of license agreements for which we have an ongoing research and development commitment, we defer these fees and recognize them ratably over the period of the related research and development. For nonrefundable license fees received under license agreements where our continued performance of future research and development services is not required, we recognize revenue upon delivery of the technology. These non-refundable fees are generally up-front payments for the initial license of and access to our technology. In addition to license fees, our Discovery Sciences Group also generates revenue from time to time in the form of milestone payments. Milestone payments are only received and recognized as revenues if the specified milestone is achieved and accepted by the customer and continued performance of future research and development services related to that milestone are not required. Although these payments are typically lower than up-front license fees, these payments can be significant because they are triggered as a result of achieving specified scientific milestones.

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

     Depreciation expenses consist of depreciation costs recorded on a straight-line method, based on estimated useful lives of 20 to 40 years for buildings, five to seven years for laboratory equipment, three to five years for computers and related equipment and seven to 10 years for furniture and equipment, except for our airplane, which we are depreciating over 30 years. Leasehold improvements are amortized over the shorter of the respective lives of the leases or the useful lives of the improvements. Property under capital leases is amortized over the life of the lease or the service life, whichever is shorter.

     Amortization expenses consist of amortization costs recorded on intangible assets on a straight-line method over the life of the intangible assets. The excess of the purchase price of a business acquired over the fair value of net tangible assets, identifiable intangibles and acquired in-process research and development costs at the date of the acquisition has been assigned to goodwill. Goodwill was being amortized over periods of 10 to 25 years prior to January 1, 2002. In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets", or SFAS No. 142. We adopted SFAS No. 142 as of January 1, 2002 and no longer amortize goodwill. We have analyzed goodwill for impairment at the reporting unit level during the first half of 2002 and, at a minimum, will analyze goodwill on an annual basis going forward. Amortization expense related to goodwill for 2001 was $0.9 million.

   General

     In February 2002, PPD acquired 100% of the outstanding common stock of Medical Research Laboratories International, Inc. ("MRL U.S.") and Medical Research Laboratories International, BVBA ("MRL Belgium"), collectively, "MRL". MRL is part of the Development segment of PPD. MRL U.S. operates a central laboratory in Highland Heights, Kentucky, near Cincinnati, Ohio, and MRL Belgium operates a central laboratory in Brussels, Belgium. MRL provides highly standardized efficacy and safety testing services for pharmaceutical companies engaged in clinical drug development. PPD acquired MRL for total consideration of $113.1 million, including $39.0 million in cash, $73.5 million in PPD's common stock (approximately 2.6 million unregistered shares) and direct acquisition costs of $0.6 million for legal, appraisal and accounting fees. See further details regarding this acquisition in Note 4 to Consolidated Condensed Financial Statements.

     In April 2002, PPD acquired Piedmont Research Center II, Inc, or PRC, a cancer research laboratory based in Morrisville, N.C. that performs preclinical evaluations of anti-cancer therapies. The research facility serves national and international pharmaceutical and biotechnology companies. PRC is part of the Discovery segment of PPD. PPD acquired PRC for total consideration of $19.6 million, including $2.4 million in cash, $17.1 million in PPD's common stock (0.5 million unregistered shares) and direct acquisition costs of $0.1 million for legal and accounting fees. See further details regarding this acquisition in
Note 4 to Consolidated Condensed Financial Statements.

     In June 2002, PPD acquired Complete Software Solutions, Inc., or CSS, a technical consulting firm offering a full range of implementation, validation and training services as well as specialized software for pharmaceutical and biotechnology industries. CSS is part of the Development segment of PPD. PPD acquired CSS for total consideration of $16.8 million in cash. See further details regarding this acquisition in Note 4 to Consolidated Condensed Financial Statements.

     In June 2002, PPD acquired ProPharma Pte Ltd, an Asian-based clinical research organization with extensive experience in managing pan-Asian clinical trials. ProPharma is part of the Development segment of PPD. PPD acquired ProPharma for total consideration of $3.0 million in cash. In addition, PPD agreed to pay up to $1.4 million as additional purchase price, depending upon the financial performance of ProPharma for a specified period following the acquisition. See further details regarding this acquisition in Note 4 to Consolidated Condensed Financial Statements.

     These acquisitions were accounted for using the purchase method. Accordingly, the estimated fair value of assets acquired and liabilities assumed were included in PPD's condensed consolidated balance sheet as of the effective date of the acquisitions. The results of operations are included in PPD's condensed consolidated results of operations as of and since the effective dates of the acquisitions. There were no significant differences between the accounting policies of PPD or any of the companies acquired in these acquisitions.

   Three Months Ended June 30, 2002 Versus Three Months Ended June 30, 2001

     Net revenue increased $38.1 million, or 37.4%, to $140.2 million, before reimbursable out-of-pockets of $11.4 million, in the second quarter of 2002 from $102.0 million, before reimbursable out-of-pockets of $7.4 million in the same period in 2001. The Development Group's operations accounted for 96.3% of net revenue for the second quarter of 2002. The Development Group generated net revenue of $135.0 million, an increase of $37.0 million, or 37.7%, from the 2001 second quarter. The growth in the Development Group operations was primarily attributable to an increase in the size, scope and number of contracts in the global contract research organization, or CRO, Phase 2 through 4 division. In addition, acquisitions in the Development Group completed during 2002 contributed net revenue of $12.6 million for the three months ended June 30, 2002.

     The Discovery Sciences Group generated net revenue of $5.1 million in the second quarter of 2002, an increase of $1.1 million, or 28.3%, from the second quarter of 2001. The increase in the Discovery Sciences operations was primarily attributable to net revenue generated from PRC for the three months ended June 30, 2002.

     Total direct costs, excluding reimbursable out-of-pocket expenses, increased 35.0% to $67.9 million in the second quarter of 2002 from $50.3 million in the second quarter of 2001 and decreased slightly as a percentage of net revenue to 48.4% for 2002 second quarter as compared to 49.3% in 2001 second quarter. Development direct costs increased to $65.6 million in the second quarter of 2002 as compared to $48.3 million in the second quarter of 2001. This increase resulted primarily from increased personnel costs due to the increase in the size and number of contracts in the global CRO Phase 2 through 4 division and the direct costs associated with the acquisitions completed during 2002. Development Group direct costs decreased as a percentage of related net revenue to 48.5% in the second quarter of 2002 from 49.3% in the second quarter of 2001. This decrease was principally due to the mix of levels of personnel involved in the contracts performed, variations in the utilization of personnel and the mix of contracts being performed during each quarter. Discovery Sciences direct costs increased to $2.3 million in the second quarter of 2002 as compared to $2.0 million in the second quarter of 2001. This increase was primarily due to the direct costs associated with PRC.

     R&D expenses increased 142.6% to $2.6 million in the second quarter of 2002 from $1.1 million in the second quarter of 2001. This increase was primarily attributable to an increase in spending on R&D in the Discovery Sciences Group to develop intellectual property. As of the end of the second quarter of 2002, the Discovery Sciences Group had increased the number of employees working on R&D by 45% as compared to the end of the second quarter of 2001. Internal R&D spending continues to increase in both target validation and the chemistry GGTase programs.

     SG&A expenses increased 21.6% to $37.7 million in the second quarter of 2002 from $31.0 million in the second quarter of 2001. The increase was primarily attributable to additional administrative personnel costs and an increase in recruiting and training costs associated with new hires to support our expanding operations. As a percentage of net revenue, SG&A expenses decreased to 26.9% in the second quarter of 2002 from 30.4% in the second quarter of 2001. This decrease is primarily attributable to the increase in revenue, and to a smaller extent, to increased efficiencies as our operations expanded.

     Depreciation expense increased $1.1 million, or 24.4%, to $5.7 million in the second quarter of 2002 from $4.6 million in the second quarter of 2001. The increase was related to the depreciation of the increased investment in property and equipment due primarily to our growth. Capital expenditures were $8.1 million in the second quarter of 2002. Capital expenditures primarily included additional spending on the buildout of our functional genomics lab in California and additional spending in the Development Group on information technology licenses and computer hardware for new employees.

     Amortization expense decreased to $0.16 million for the second quarter of 2002 from $0.27 million in the second quarter of 2001. During the second quarter of 2002, amortization of backlog associated with the acquisition of MRL accounted for $0.12 million of the amortization expense. During the second quarter of 2001, amortization of goodwill accounted for $0.24 million of the amortization expense. We adopted SFAS No. 142 as of January 1, 2002 and no longer record amortization of goodwill in our financial statements. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Recently Issued Accounting Standards" .

     Operating income increased $11.3 million to $26.2 million in the second quarter of 2002, as compared to $14.9 million in the second quarter of 2002. As a percentage of net revenue, excluding reimbursable out-of-pockets, operating income of 18.7% in the 2002 period represents an increase from 14.6% of net revenue in 2001 period.

This increase was primarily due to our revenue growth and our focus on controlling the increase in both direct and administrative costs.

     Our provision for income taxes increased $4.0 million, or 64.6%, to $10.1 million in the second quarter of 2002, as compared to $6.1 million in the second quarter of 2001. Our effective income tax rate remained constant at 37.0%.

     Net income of $17.2 million in the second quarter of 2002 represents an increase of $6.7 million from $10.5 million in net income in the second quarter of 2001. Net income per diluted share of $0.31 for the second quarter of 2002 represents an increase from the $0.20 in net income per diluted share in the second quarter of 2001.

Six Months Ended June 30, 2002 Versus Six Months Ended June 30, 2001

     Net revenue increased $53.3 million, or 25.5%, to $262.3 million, before reimbursable out-of-pockets of $19.9 million, in the six months ended June 30, 2002 from $209.0 million, before reimbursable out-of-pockets of $13.3 million for the corresponding 2001 period. The Development Group's operations accounted for 96.0% of net revenue for the first six months of 2002. The Development Group generated net revenue of $251.8 million, an increase of $60.0 million, or 31.3%, from the same period in 2001. The growth in the Development Group operations was primarily attributable to an increase in the size, scope and number of contracts in the global CRO Phase 2 through 4 division. In addition, acquisitions in the Development Group completed during 2002 contributed net revenue of $18.5 million for the six months ended June 30, 2002.

     The Discovery Sciences Group generated net revenue of $10.5 million in the first six months of 2002, a decrease of $6.7 million, or 38.9%, from the first six months of 2001. The higher 2001 Discovery Sciences net revenue was primarily attributable to a milestone payment generated by the sublicensing of the compound dapoxetine to Alza Corporation (later acquired by Johnson & Johnson) in the first quarter of 2001.

     Total direct costs, excluding reimbursable out-of-pocket expenses increased 24.5% to $125.5 million for the six months ended June 30, 2002 from $100.8 million for the corresponding 2001 period and decreased slightly as a percentage of net revenue to 47.8% from 48.2% for the same period of 2001. Development direct costs increased to $121.2 million for the six months ended June 30, 2002 as compared to $93.5 million for the six months ended June 30, 2001. This increase resulted primarily from increased personnel costs due to the increase in the size and number of contracts in the global CRO Phase 2 through 4 division and the direct costs associated with acquisitions completed during 2002. Development Group direct costs decreased as a percentage of related net revenue to 48.1% from 48.8%. This decrease was principally due to the mix of levels of personnel involved in the contracts performed, variations in the utilization of personnel and the mix of contracts being performed during each period. Discovery Sciences direct costs decreased to $4.3 million in the first six months of 2002 as compared to $7.3 million in the corresponding 2001 period. This decrease was primarily due to the costs associated with sublicensing dapoxetine to Alza in the first quarter of 2001.

     R&D expenses increased 137.7% to $4.3 million in the six months ended June 30, 2002 from $1.8 million in the first six months of 2001. This increase was primarily attributable to an increase in spending on R&D in the Discovery Sciences Group to develop intellectual property. As of the end of the second quarter of 2002, the Discovery Sciences Group had increased the number of employees working on R&D by 45% as compared to the end of the second quarter of 2001. Internal R&D spending continues to increase in both target validation and the chemistry GGTase programs.

     SG&A expenses increased 21.0% to $73.3 million in the six months ended June 30, 2002 from $60.6 million in the first six months of 2001. The increase was primarily attributable to additional administrative personnel costs and an increase in recruiting and training costs associated with new hires to support our expanding operations. As a percentage of net revenue, SG&A expenses decreased to 27.9% in 2002 from 29.0% in the same period last year. This decrease is primarily attributable to the increase in revenue, and to a smaller extent, to increased efficiencies as our operations expand.

     Depreciation expense increased $1.9 million, or 21.3%, to $11.1 million in the six months ended June 30, 2002 from $9.2 million in the six months ended June 30, 2001. The increase was related to the depreciation of the increased investment in property and equipment due primarily to our growth. Capital expenditures were $18.7 million in the first six months of 2002. The majority of our capital investment in the six months ended June 30, 2002 was due to additional facility and equipment costs to increase laboratory capacity and costs to enhance and expand our information technology capacity.

     Amortization expense decreased to $0.4 million for the six months ended June 30, 2002 from $0.5 million for the six months ended June 30, 2001. During the six months ended June 30, 2002, amortization of backlog associated with the acquisition of MRL accounted for $0.37 million of the amortization expense. During the six months ended June 30, 2001, amortization of goodwill accounted for $0.47 million of the amortization expense. We adopted SFAS No. 142 as of January 1, 2002 and no longer record amortization of goodwill in our financial statements. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Recently Issued Accounting Standards".

     Operating income increased $11.5 million to $47.6 million in the six months ended June 30, 2002, as compared to $36.1 for the same period last year. As a percentage of net revenue, excluding reimbursable out-of-pockets, operating income of 18.2% in the first six months of 2002 represents an increase from 17.3% of net revenue in the same period in 2001. This increase was primarily due to our revenue growth and our focus on controlling the increase in both direct and administrative costs.

     During the first quarter of 2002, we recorded an impairment of equity investment of $32.0 million to write down the carrying value of our investment in DNA Sciences, Inc. for an other than temporary decline in value. Our investment in DNA Sciences was deemed to be impaired as a result of adverse events experienced by DNA Sciences during the first quarter of 2002.

     Our provision for income taxes increased $2.0 million, or 13.3%, to $16.6 million in the first six months of 2002, as compared to $14.6 million in the corresponding 2001 period. We recorded a net tax benefit of $2.0 million and a valuation allowance of $10.7 million associated with the $32.0 million impairment of the DNA Sciences investment as a result of the uncertainty of the utilization of the deduction of the impairment prior to expiration. Our effective income tax rate, excluding this $2.0 million tax benefit and the related impairment expense, remained constant at approximately 37%.

     GAAP net income of $1.6 million in the first six months of 2002 represents a decrease of $23.4 million from $25.0 million in the same period last year. Excluding the impairment of equity investment and the related tax benefit, net income increased $6.7 million to $31.7 million for the six months ended June 30, 2002 as compared to $25.0 million for the corresponding period in 2001. GAAP net income per diluted share of $0.03 for the six months ended June 30, 2002 represents a decrease from the $0.48 in net income per diluted share in the same period in 2001. Excluding the impairment of equity investment and the related tax benefit, net income per diluted share increased to $0.58 for the first six months of 2002 as compared to $0.48 in the first six months of 2001.

Liquidity and Capital Resources

     As of June 30, 2002, we had $119.8 million of cash and cash equivalents on hand. Our expected primary cash needs on both a short and long-term basis are for capital expenditures, expansion of services, possible future acquisitions, geographic expansion, working capital and other general corporate purposes. We have historically funded our operations and growth, including acquisitions, with cash flow from operations, borrowings and sales of our stock. We are exposed to changes in interest rates on cash equivalents and amounts outstanding under notes payable, notes receivable and lines of credit. Our cash and cash equivalents are invested in financial instruments that are rated A or better by Standard & Poor or Moodys and bear market interest rates.

     For the six months ended June 30, 2002, our operating activities provided $31.3 million in cash as compared to $46.1 million for the same period last year. Net income of $1.6 million, impairment of equity investment of $32.0 million and depreciation and amortization of $11.5 million were partially offset by the net increase of $11.2 million in net assets and liabilities and the $2.5 million decrease in deferred income taxes.

     For the six months ended June 30, 2002, our investing activities used $60.9 million in cash. The net cash paid for acquisitions of $50.6 million, purchases of investments of $8.6 million and capital expenditures of $18.7 million were partially offset by $17.0 million received from the repayment of a notes receivable.

     For the six months ended June 30, 2002, our financing activities provided $3.3 million in cash, as net proceeds from stock option exercises and purchases under our employee stock purchase plan totaling $3.5 million and proceeds from long-term debt of $1.5 million were partially offset by $1.7 million in repayments of capital lease obligations.

     Working capital as of June 30, 2002 was $140.4 million, compared to $152.8 million at December 31, 2001. The decrease in working capital was due primarily to the decrease in cash and cash equivalents of $23.4 million. The increase in accounts receivable and unbilled services, net, of $47.8 million was offset by the increase in unearned income of $18.0 million. The number of days' revenue outstanding in accounts receivable and unbilled services, net of unearned income, also known as DSO, were 33.2 and 42.5 days for the quarter ended June 30, 2002 and December 31, 2001, respectively. This improvement is a result of a focused effort by management on improving the accounts receivable collection process along with certain improved temporary terms regarding investigator fee down payments. We expect DSO in the future will fluctuate depending on the mix of contracts performed within a quarter and our success in collecting receivables.

     In June 2002, we amended our revolving credit facility for $50.0 million from Wachovia Bank, N.A., formerly known as First Union National Bank. The purpose of the amendment was to extend the expiration date. Indebtedness under the facility is unsecured and subject to traditional covenants relating to financial ratios. Borrowings under this credit facility are available to provide working capital and for general corporate purposes. As of June 30, 2002, there was no amount outstanding under this credit facility. This credit facility is currently scheduled to expire in June 2003, at which time any outstanding balance will be due.

     In July 2002, we entered into a new revolving credit facility for $50.0 million with Bank of America, N. A. Indebtedness under the facility is unsecured and subject to traditional covenants relating to financial ratios. Borrowings under this credit facility are available to provide working capital and for general corporate purposes. This credit facility is currently scheduled to expire in June 2003, at which time any outstanding balance would be due.

     In April 2000, we made an investment in Spotlight Health, Inc., formerly known as ADoctorInYourHouse.com. In January 2001, we entered into an agreement with Spotlight Health and Wachovia Bank, N.A. to guarantee a revolving $2.0 million line of credit to Spotlight Health. Indebtedness under the line is unsecured and subject to traditional covenants relating to financial ratios. As of June 30, 2002, Spotlight Health had $2.0 million outstanding under this credit facility. This credit facility is currently scheduled to expire in December 2002, at which time any outstanding balance will be due. We review the financial statements of Spotlight Health on a quarterly basis to determine if they have sufficient financial resources to continue operations. While we do not have current concerns regarding Spotlight Health's ability to repay this facility, there can be no assurance that Spotlight Health will be able to repay the facility or that Wachovia Bank will not collect under our guarantee in the future.

     We expect to continue expanding our operations through internal growth and strategic acquisitions. We expect these activities will be funded from existing cash, cash flow from operations and borrowings under our existing or future credit facilities. We believe that these sources of liquidity will be sufficient to fund our operations for the foreseeable future, but offer no assurances. In particular, our sources of liquidity could be affected by our dependence on a small number of industries and clients, compliance with regulations, international risks, personal injury, environmental or intellectual property claims, as well as other factors described in this document under "Potential Volatility of Quarterly Operating Results and Stock Price", and "Quantitative and Qualitative Disclosures about Market Risk". In addition, see "Critical Accounting Policies and Estimates" and "Factors that Might Affect our Business or Stock Price" in our Annual Report on Form 10-K for the year ended December 31, 2001.

Critical Accounting Policies and Estimates

     Effective January 1, 2002, we adopted SFAS 142, which establishes new accounting and reporting requirements for goodwill and other intangible assets. We did not identify any impairments of goodwill during our transitional impairment test. This test involved the use of estimates related to the fair market value of the reporting unit with which the goodwill was associated. Impairment adjustments recognized after adoption, if any, generally are required to be recognized as an operating expense.

     There have been no material changes to our critical accounting policies and estimates since December 31, 2001. For detailed information on our critical accounting policies and estimates, see our Annual Report on Form 10-K for the year ended December 31, 2001.

Recently Issued Accounting Standards

     In July 2001, the FASB issued Statement of Financial Accounting Standards No. 141, "Business Combinations", or SFAS No. 141. As of July 1, 2001, PPD adopted SFAS No. 141, which requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method and that certain acquired intangible assets in a business combination be recognized as assets apart from goodwill. As discussed previously, we have implemented and followed SFAS No. 141 for all acquisitions completed during 2002.

     In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets", or SFAS No. 142. PPD adopted SFAS No. 142 as of January 1, 2002. SFAS No. 142 addresses the financial accounting and reporting standards for the acquisition of intangible assets outside of a business combination, and for goodwill and other intangible assets subsequent to their acquisition. This accounting standard requires that goodwill be separately disclosed from other intangible assets in the statement of financial position, and no longer be amortized but tested for impairment on a periodic basis. The provisions of this accounting standard also require the completion of a transitional impairment test within six months of adoption. PPD has completed the transitional impairment test and did not identify any impairments of goodwill. This test involved determining the fair market value of each of the reporting units with which the goodwill was associated and comparing the estimated fair market value of each of the reporting units with its carrying amount. Additionally, SFAS No. 142 requires intangible assets that do not meet the criteria for recognition apart from goodwill to be reclassified. As a result of PPD's analysis, no reclassifications to goodwill were required as of January 1, 2002.

     In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", or SFAS No. 144, which supersedes SFAS No. 121 and portions of APB Opinion No. 30. SFAS No. 144 provides guidance on the recognition and impairment of long-lived assets to be held and used, and for long-lived assets to be disposed. This statement also requires expected future operating losses from discontinued operations to be displayed in the period(s) in which the losses are incurred, rather than as of the measurement date as previously required. PPD has adopted SFAS No. 144 as of January 1, 2002. The adoption of SFAS No. 144 did not have a material impact on PPD's consolidated financial statements.

     In November 2001, the FASB issued Emerging Issues Task Force Rule No. 01-14, or EITF 01-14, Income Statement Characterization of Reimbursements Received for "Out-of-Pocket" Expenses Incurred. EITF 01-14 requires that in cases where the contractor acts as a principal, reimbursements received for out-of-pocket expenses incurred be characterized as revenue and the associated costs included as operating expenses in the income statement. PPD implemented this rule effective January 1, 2002 and, as required, has reclassified comparative financial information for 2001. The implementation of this rule resulted only in the gross-up of revenues and expenses and had no impact upon earnings.

Taxes

     Because we conduct operations on a global basis, our effective tax rate has and will continue to depend upon the geographic distribution of our pretax earnings among locations with varying tax rates. Our profits are also impacted by changes in the tax rates of the various taxing jurisdictions. In particular, as the geographic mix of our pre-tax earnings among various tax jurisdictions changes, our effective tax rate might vary from period to period.

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

         Fluctuations in quarterly results or other factors beyond our control could affect the market price of our common stock. Such factors include changes in earnings estimates by analysts, market conditions in our industry, changes in pharmaceutical and biotechnology industries, general economic conditions, and differences in assumptions used as compared to actual results. Any effect on our common stock could be unrelated to our longer-term operating performance.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

         We are exposed to foreign currency risk by virtue of our international operations. We conduct business in several foreign countries. Approximately 15.1% and 19.4% of our net revenues for the three-month periods ended June 30, 2001 and 2002, respectively, were derived from operations outside the United States. Approximately 13.6% and 18.9% of our net revenues for the six-month periods ended June 30, 2001 and 2002, respectively, were derived from operations outside the United States. Funds generated by each subsidiary are generally reinvested in the country where they are earned. We do not engage in derivative or hedging activities related to our potential foreign exchange exposures. Our operations in the United Kingdom generated approximately 46.8% of our revenue from international operations during the second quarter of 2002. Accordingly, we do have some exposure to adverse movements in the pound sterling and other foreign currencies. The United Kingdom has traditionally had a relatively stable currency compared to our functional currency, the U.S. dollar. We anticipate that those conditions will persist for at least the next 12 months, but cannot make any guarantees.

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

Part II.  Other Information

Item 4.  Submission of Matters to a Vote of Security Holders

         The 2002 Annual Meeting of Shareholders of the Company was held on May 15, 2002.

         At the Annual Meeting, the following proposal was voted upon:

         The following directors were elected to office for the ensuing year and were approved by the following votes:

                                       For             Against/1/
                                       ---             ----------

         Ernest Mario               44,882,310          608,798

         Fredric N. Eshelman        45,206,929          284,179

         John A. McNeill, Jr.       44,805,415          685,693

         Stuart Bondurant           45,216,202          274,906

         Frederick Frank            45,200,108          291,000

         Paul J. Rizzo              45,218,489          272,619

         Terry Magnuson             45,218,121          272,987

         Catherine M. Klema         45,216,391          274,717


         _________________________
         /1/ Includes abstentions.

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits

         10.162 Severance Agreement dated January 1, 2001, between Pharmaceutical Product Development, Inc. and various individuals.

         10.181 Employment Agreement dated May 16, 2002, between Pharmaceutical Product Development, Inc. and Linda Baddour.

         10.182 Employment Agreement dated May 1, 2002, between PPD Development, LP and W. Richard Staub.

         10.183 Termination Agreement dated April 30, 2002, between PPD Development, LLC and Francis J. Casieri.

         10.184 Third Amendment dated June 30, 2002 among Spotlight Health, Inc., Pharmaceutical Product Development, Inc. and Wachovia Bank, National Association (formerly known as First Union National Bank).

         10.185 Eighth Amendment to Loan Agreement dated June 29, 2002, between Pharmaceutical Product Development, Inc. and Wachovia Bank, National Association (formerly known as First Union National Bank).

         10.186 Loan Agreement dated July 25, 2002 between Pharmaceutical Product Development, Inc. and Bank of America, N.A.

         10.187        Deferred Compensation Plan for Directors dated June 15,
                       2002.

         10.188        Lease Agreement dated October 12, 1994 between Evan A.
                       Stein, M.D., Ph.D. and Medical Research Laboratories.

         10.189 Lease Agreement dated July 1, 2001 between Brandywine Grande C,L.P. and PPD Development, LLC.

                       Exhibit 10.162 has been updated to include W. Richard Staub and Kim V. Greene with severance of one year's salary and to delete Philippe Maitre, Karl Thor and Francis Casieri from the listing.

(b)      Reports on Form 8-K

           On April 29, 2002, PPD filed an amended report on Form 8-K to file financial information required under Regulation S-X regarding its acquisition of Medical Research Laboratories International, Inc. and Medical Research Laboratories International BVBA.

         SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, who certify to their knowledge that this report fully complies with the requirements of Section 13(a) or 15(d) of that Act and that the information contained in this report fairly represents, in all material respects, the financial condition and results of operations of the registrant as of and for the period ended June 30, 2002.

                              PHARMACEUTICAL PRODUCT DEVELOPMENT, INC.
                        --------------------------------------------------------
                                              (Registrant)


                  By  /s/           Fredric N. Eshelman, Pharm.D.
                         -------------------------------------------------------
                                       Chief Executive Officer
                                    (Principal Executive Officer)


                  By  /s/                   Linda Baddour
                        --------------------------------------------------------
                                       Chief Financial Officer
                              (Principal Financial and Accounting Officer)

Date: August 13, 2002