Form 10-Q
period 2002-09-30
PHARMACEUTICAL PRODUCT DEVELOPMENT INC
filed 2002-11-13
CIK 1003124

SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2002.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from                      to                     .

Commission File Number 0-27570

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC.
(Exact name of registrant as specified in its charter)

North Carolina	56-1640186
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

3151 South Seventeenth Street
Wilmington, North Carolina
(Address of principal executive offices)

28412
(Zip Code)

Registrant’s telephone number, including area code (910) 251-0081

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 55,316,071 shares of common stock, par value $0.10 per share, as of November 1, 2002.

Part I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2002	2001	2002
Development revenues	$103,995	$142,261	$295,813	$394,046
Discovery sciences revenues	4,315	3,742	21,488	14,243
Reimbursed out-of-pockets	7,452	11,281	20,719	31,144

Net revenue	115,762	157,284	338,020	439,433

Direct costs—Development	50,280	68,273	143,810	189,505
Direct costs—Discovery sciences	2,105	1,936	9,388	6,197
Reimbursable out-of-pocket expenses	7,452	11,281	20,719	31,144
Research and development	1,372	2,959	3,191	7,282
Selling, general and administrative expenses	32,800	38,925	93,355	112,215
Depreciation	4,881	5,968	14,032	17,064
Amortization	260	194	797	630

	99,150	129,536	285,292	364,037

Operating income	16,612	27,748	52,728	75,396
Interest income, net	1,193	352	4,093	1,842
Impairment of investment	—	—	—	(32,006)
Other income, net	316	466	944	1,677

Income before provision for income taxes	18,121	28,566	57,765	46,909
Provision for income taxes	6,614	10,284	21,258	26,879

Income before equity in net loss of investee	11,507	18,282	36,507	20,030
Equity in net loss of investee, net of income taxes	—	—	—	105

Net income	$11,507	$18,282	$36,507	$19,925

Net income per share:
Basic	$0.22	$0.33	$0.71	$0.37

Diluted	$0.22	$0.33	$0.70	$0.36

Weighted average number of common shares outstanding:
Basic	51,891	55,233	51,556	54,510
Dilutive effect of stock options	817	488	827	644

Diluted	52,708	55,721	52,383	55,154

The accompanying notes are an integral part of these consolidated condensed financial statements.

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS
(in thousands)

	December 31, 2001	September 30, 2002
		(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$143,173	$146,990
Accounts receivable and unbilled services, net	140,744	188,304
Investigator advances	6,008	6,282
Prepaid expenses and other current assets	10,507	11,891
Current maturities of notes receivable	500	500
Deferred tax asset	9,273	9,815

Total current assets	310,205	363,782

Property, plant and equipment, net	85,690	105,745
Goodwill, net	7,590	143,592
Notes receivable, long-term portion	17,000	—
Investments	43,758	18,088
Intangible assets	573	2,052
Other assets, net	584	2,248

Total assets	$465,400	$635,507

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$8,210	$9,350
Payables to investigators	7,988	17,060
Other accrued expenses	48,951	61,000
Unearned income	82,336	103,985
Accrued income taxes	8,688	12,313
Current maturities of long-term debt	1,203	1,734

Total current liabilities	157,376	205,442

Long-term debt, less current maturities	1,871	6,953
Deferred rent and other	3,518	3,192

Total liabilities	162,765	215,587

Shareholders’ equity
Common stock	5,193	5,529
Paid-in capital	164,162	261,045
Retained earnings	140,174	160,100
Deferred compensation	(966)	(458)
Accumulated other comprehensive loss	(5,928)	(6,296)

Total shareholders’ equity	302,635	419,920

Total liabilities and shareholders’ equity	$465,400	$635,507

The accompanying notes are an integral part of these consolidated condensed financial statements.

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Nine Months Ended September 30,
	2001	2002
Cash flows from operating activities:
Net income	$36,507	$19,925
Adjustments to reconcile net income to net cash provided by operating activities:
Impairment of investment	—	32,006
Depreciation and amortization	14,828	17,694
Stock compensation amortization	362	158
Loss on disposition of property and equipment, net	66	75
Provision for doubtful accounts	266	(361)
Gain on sale of investment	—	(173)
Equity in net loss of investee	—	119
Deferred income taxes	(729)	(2,458)
Change in operating assets and liabilities, net of affect of acquisitions	(1,284)	(1,478)

Net cash provided by operating activities	50,016	65,507

Cash flows from investing activities:
Cash received from repayment of note receivable	500	17,000
Purchases of property and equipment	(32,224)	(26,580)
Proceeds from sale of property and equipment	177	100
Purchases of investments	—	(8,642)
Net cash paid for acquisitions	—	(50,674)

Net cash used in investing activities	(31,547)	(68,796)

Cash flows from financing activities:
Principal repayments of long-term debt	(27)	—
Repayment of capital leases obligation	(1,123)	(2,280)
Proceeds from long-term debt	—	1,464
Proceeds from exercise of stock options and employee stock purchase plan	13,503	5,878

Net cash provided by financing activities	12,353	5,062

Effect of exchange rate changes on cash	(776)	2,044

Net increase in cash and cash equivalents	30,046	3,817
Cash and cash equivalents, beginning of the period	76,411	143,173

Cash and cash equivalents, end of the period	$106,457	$146,990

The accompanying notes are an integral part of these consolidated condensed financial statements.

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(unaudited)
(in thousands, except per share data)

1.    ACCOUNTING POLICIES

The significant accounting policies followed by Pharmaceutical Product Development, Inc. and its subsidiaries (collectively “PPD”) for interim financial reporting are consistent with the accounting policies followed for annual financial reporting. We prepared these unaudited consolidated condensed financial statements in accordance with Rule 10-01 of Regulation S-X, and, in management’s opinion, we have included all adjustments of a normal recurring nature necessary for a fair presentation. The accompanying consolidated condensed financial statements might not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the consolidated financial statements and notes thereto in PPD’s Annual Report on Form 10-K for the year ended December 31, 2001. The results of operations for the three-month and nine-month periods ended September 30, 2002 are not necessarily indicative of the results to be expected for the full year or any other period. We derived the amounts on the December 31, 2001 consolidated condensed balance sheet from the audited financial statements included in PPD’s Annual Report on Form 10-K for the year ended December 31, 2001.

Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual amounts could differ from those estimates.

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

Recent Accounting Pronouncements

In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”, or SFAS No. 146. SFAS No. 146 addresses accounting and reporting for costs associated with exit or disposal activities and supercedes Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)”. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value when the liability is incurred. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. PPD does not expect the adoption of this statement to have a material effect on its financial statements.

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(unaudited)
(in thousands, except per share data)

1.    ACCOUNTING POLICIES (continued)

In November 2001, the FASB issued Emerging Issues Task Force Rule No. 01-14, or EITF 01-14, Income Statement Characterization of Reimbursements Received for “Out-of-Pocket” Expenses Incurred. EITF 01-14 requires that in cases where the contractor acts as a principal, reimbursements received for out-of-pocket expenses incurred be characterized as revenue and the associated costs included as operating expenses in the income statement. PPD implemented this rule as of January 1, 2002 and, as required, has reclassified comparative financial information for 2001. The implementation of this rule resulted only in the gross-up of revenues and expenses and had no impact upon earnings. PPD pays, on behalf of its customers, fees to investigators and test subjects, and other out-of-pocket costs, such as travel, printing, meetings, couriers, etc., for which PPD is reimbursed at cost, without mark-up or profit. PPD will continue to exclude from revenue and expense in the income statement fees and associated reimbursements that we receive as an agent. During the three months ended September 30, 2001 and 2002, fees paid to investigators and other fees in which PPD acts as an agent and the associated reimbursements were approximately $26.2 million and $39.3 million, respectively. During the nine months ended September 30, 2001 and 2002, fees paid to investigators and other fees in which PPD acts as an agent and the associated reimbursements were approximately $98.4 million and $113.6 million, respectively.

In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, or SFAS No. 144, which supersedes SFAS No. 121 and portions of APB Opinion No. 30. SFAS No. 144 provides guidance on the recognition and impairment of long-lived assets to be held and used, and for long-lived assets to be disposed. This statement also requires expected future operating losses from discontinued operations to be displayed in the period(s) in which the losses are incurred, rather than as of the measurement date as previously required. PPD has adopted SFAS No. 144 as of January 1, 2002. The adoption of SFAS No. 144 did not have a material impact on PPD’s consolidated financial statements.

2.    GOODWILL AND INTANGIBLE ASSETS

In July 2001, the FASB issued Statement of Financial Accounting Standards No. 141, “Business Combinations”, which eliminated the pooling of interests method of accounting for all business combinations initiated after June 30, 2001 and addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets”, or SFAS No. 142. PPD adopted SFAS No. 142 as of January 1, 2002. SFAS No. 142 addresses the financial accounting and reporting standards for the acquisition of intangible assets outside of a business combination, and for goodwill and other intangible assets subsequent to their acquisition. This accounting standard requires that goodwill be separately disclosed from other intangible assets in the statement of financial position, and no longer be amortized but tested for impairment on a periodic basis. The provisions of this accounting standard also require the completion of a transitional impairment test within six months of adoption. PPD has completed the transitional impairment test and did not identify any impairments of goodwill. This test involved determining the fair market value of each of the reporting units with which the goodwill was associated and comparing the estimated fair market value of each of the reporting units with its carrying amount. Additionally, SFAS No. 142 requires intangible assets that do not meet the criteria for recognition apart from goodwill to be reclassified. As a result of PPD’s analysis, no reclassifications to goodwill were required as of January 1, 2002.

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
(unaudited)
(in thousands, except per share data)

2.    GOODWILL AND INTANGIBLE ASSETS (continued)

In accordance with SFAS No. 142, PPD discontinued the amortization of goodwill effective January 1, 2002. A reconciliation of previously reported net income and earnings per share to the amounts adjusted for the exclusion of goodwill amortization follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2002	2001	2002
Reported net income	$11,507	$18,282	$36,507	$19,925
Add: Goodwill amortization	144	—	443	—

Adjusted net income	$11,651	$18,282	$36,950	$19,925

Reported basic income per share	$0.22	$0.33	$0.71	$0.37
Add: Goodwill amortization	—	—	0.01	—

Adjusted basic income per share	$0.22	$0.33	$0.72	$0.37

Reported diluted income per share	$0.22	$0.33	$0.70	$0.36
Add: Goodwill amortization	—	—	0.01	—

Adjusted diluted income per share	$0.22	$0.33	$0.71	$0.36

Changes in the carrying amount of goodwill for the nine months ended September 30, 2002, by operating segment, were as follows:

	Development	Discovery	Total
Balance as of January 1, 2002	$6,839	$751	$7,590
Goodwill acquired during the period	113,883	19,716	133,599
Translation adjustments	2,403	—	2,403

Balance as of September 30, 2002	$123,125	$20,467	$143,592

Information regarding PPD’s other intangible assets follows:

	As of December 31, 2001			As of September 30, 2002
	Carrying Amount	Accumulated Amortization	Net	Carrying Amount	Accumulated Amortization	Net
Backlog	$—	$—	$—	$2,100	$536	$1,564
Patents	280	136	144	280	180	100
License agreements	500	96	404	500	133	367
Miscellaneous intangible assets	986	961	25	936	915	21

Total	$1,766	$1,193	$573	$3,816	$1,764	$2,052

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

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(unaudited)
(in thousands, except per share data)

2.         GOODWILL AND INTANGIBLE ASSETS (continued)

Amortization expense for the three months ended September 30, 2001 and 2002 was $260 and $194, respectively. Amortization expense for the nine months ended September 30, 2001 and 2002 was $797 and $630, respectively. Amortization expense includes goodwill amortization during 2001. Estimated amortization expense for the next five years is as follows:

2002	$1,048
2003	1,145
2004	215
2005	59
2006	50

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

4.         ACQUISITIONS

In February 2002, PPD acquired 100% of the outstanding common stock of Medical Research Laboratories International, Inc. (“MRL U.S.”) and Medical Research Laboratories International, BVBA (“MRL Belgium”), collectively, “MRL”. MRL is part of the Development segment of PPD. MRL U.S. operates a central laboratory in Highland Heights, Kentucky, near Cincinnati, Ohio, and MRL Belgium operates a central laboratory in Brussels, Belgium. MRL provides highly standardized efficacy and safety testing services for pharmaceutical companies engaged in clinical drug development and is one of the largest central laboratory providers for Phase I-IV global studies involving agents used in cholesterol, endocrine, metabolic and cardiovascular clinical research. The acquisition of MRL should enable PPD to expand the global development services that it offers to its customers. The results of operations are included in PPD’s condensed consolidated results of operations as of and since February 19, 2002, the effective date of the acquisition. PPD acquired MRL for total consideration of $113.1 million, including $39.0 million in cash, $73.5 million in PPD’s common stock (approximately 2.6 million unregistered shares) and direct acquisition costs of $0.6 million for legal, appraisal and accounting fees.

In April 2002, PPD acquired Piedmont Research Center II, Inc, or PRC, a cancer research laboratory based in Morrisville, N.C. that performs preclinical evaluations of anti-cancer therapies. The research facility serves national and international pharmaceutical and biotechnology companies. PRC is part of the Discovery segment of PPD. The acquisition of PRC should enable PPD to add another dimension to its vertically integrated oncology program, spanning from early discovery through clinical development. PRC provides PPD’s clients another method of cost-effective evaluation of drug candidates. The results of operations are included in PPD’s condensed consolidated results of operations as of and since April 1, 2002, the effective date of the acquisition. PPD acquired PRC for total consideration of $19.6 million, including $2.4 million in cash, $17.1 million in PPD’s common stock (0.5 million unregistered shares) and direct acquisition costs of $0.1 million for legal and accounting fees.

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(unaudited)
(in thousands, except per share data)

4.         ACQUISITIONS (continued)

In June 2002, PPD acquired Complete Software Solutions, Inc., or CSS, a technical consulting firm offering implementation, validation and training services as well as specialized software for pharmaceutical and biotechnology industries. CSS is part of the Development segment of PPD. The acquisition of CSS should expand PPD’s informatics’ range of services and international reach, as well as its client base. With the acquisition of CSS, PPD will be able to offer a broader range of informatics solutions to a wider range of clients. The results of operations are included in PPD’s condensed consolidated results of operations as of and since June 12, 2002, the effective date of the acquisition. PPD acquired CSS for total consideration of $16.8 million in cash.

In June 2002, PPD acquired ProPharma Pte Ltd, an Asian-based clinical research organization with experience in managing pan-Asian clinical trials. ProPharma is part of the Development segment of PPD. The acquisition of ProPharma should enable PPD to expand its geographic reach and provide its clients country-specific expertise with extensive networks for clinical trials in key markets in Asia. The results of operations are included in PPD’s condensed consolidated results of operations as of and since June 27, 2002, the effective date of the acquisition. PPD acquired ProPharma for total consideration of $3.0 million in cash. In addition, PPD agreed to pay up to $1.4 million as additional purchase price, depending upon the financial performance of ProPharma for a specified period following the acquisition.

These acquisitions were accounted for using the purchase method. Accordingly, the estimated fair value of assets acquired and liabilities assumed were included in PPD’s condensed consolidated balance sheet as of the effective date of the acquisitions. There were no significant differences between the accounting policies of PPD or any of the companies acquired in these acquisitions.

The total purchase price was allocated to the estimated fair value of assets acquired and liabilities assumed as set forth in the following table:

	MRL	PRC	CSS	ProPharma	Total
Condensed balance sheet:
Current assets	$16,249	$825	$957	$1,023	$19,054
Property and equipment, net	8,457	822	34	116	9,429
Current liabilities	(7,814)	(1,245)	(761)	(252)	(10,072)
Long-term capital lease obligation	(1,107)	(457)	—	—	(1,564)
Value of identifiable intangible assets:
Backlog	2,100	—	—	—	2,100
Goodwill	95,234	19,716	16,536	2,113	133,599

Total	$113,119	$19,661	$16,766	$3,000	$152,546

The purchase price allocations for the acquisitions are based on preliminary estimates, using available information and making assumptions management believes are reasonable. Accordingly, purchase price allocations are subject to finalization within one year of the acquisition. Goodwill will be evaluated annually as required by SFAS 142.

Goodwill related to MRL, PRC and ProPharma is not expected to be deductible for tax purposes. Goodwill related to CSS is expected to be deductible for tax purposes.

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(unaudited)
(in thousands, except per share data)

4.         ACQUISITIONS (continued)

The unaudited pro forma results from operations for PPD assuming the acquisitions were consummated as of January 1, 2001 and 2002 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2002	2001	2002
Total revenue	$131,316	$157,284	$381,601	$447,482
Net income	$14,061	$18,282	$43,382	$19,401
Income per share:
Basic	$0.26	$0.33	$0.79	$0.36
Diluted	$0.25	$0.33	$0.78	$0.35

The above amounts are based upon certain assumptions and estimates. PPD believes these assumptions and estimates are reasonable and do not reflect any benefit from economies that might be achieved from combined operations. Pro forma adjustments were made to amortization, interest income and income tax totaling $(2,027) and $0 for the three-month periods ended September 30, 2001 and 2002, respectively. Pro forma adjustments were made to amortization, interest income and income tax totaling $(5,682) and $52 for the nine-month periods ended September 30, 2001 and 2002, respectively. The pro forma financial information presented above is not necessarily indicative of either the results of operations that would have occurred had the acquisitions taken place at the beginning of the period indicated or of future results of operations of the combined companies.

5.         COMPREHENSIVE INCOME

PPD’s total comprehensive income for the three-month periods ended September 30, 2001 and 2002 was $11,888 and $15,329, respectively, and for the nine-month periods ended September 30, 2001 and 2002 was $35,731 and $19,556, respectively. PPD’s other comprehensive income consisted of a change in the cumulative translation adjustment for the three-month periods ended September 30, 2001 and 2002 of $381 and $(866), respectively, and an unrealized loss on investment of $2,087 for the 2002 period. PPD’s other comprehensive income consisted of a change in the cumulative translation adjustment for the nine-month periods ended September 30, 2001 and 2002 of $(777) and $2,046, respectively, and an unrealized loss on investment of $2,415 for the 2002 period.

6.         ACCOUNTS RECEIVABLE AND UNBILLED SERVICES

Accounts receivable and unbilled services consisted of the following:

	December 31, 2001	September 30, 2002
		(unaudited)
Billed	$99,877	$115,917
Unbilled	43,748	75,706
Reserve for doubtful accounts	(2,881)	(3,319)

	$140,744	$188,304

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(unaudited)
(in thousands, except per share data)

7.         INVESTMENTS

PPD assesses its investment portfolio on a quarterly basis to determine whether declines in the market value of these securities are other than temporary. This quarterly review includes an evaluation of, among other things, the market condition of the overall industry, historical and projected financial performance, expected cash needs and recent funding events. As a result of management’s quarterly evaluations, during the three months ended March 31, 2002, PPD recorded a charge to earnings for an other than temporary decline in the fair market value of its investment in DNA Sciences of approximately $32.0 million. The investment in DNA Sciences was deemed to be impaired as a result of adverse events experienced by DNA Sciences during the first quarter of 2002.

In April 2002, PPD purchased 1.0 million shares of SurroMed, Inc. Series E preferred stock for $5.0 million, which represented a 2.7% ownership interest in SurroMed as of April 2002. SurroMed is a private company that has developed a proprietary technology for biological markers.

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

In June 2002, PPD purchased approximately 0.7 million units of BioDelivery Sciences International, Inc. for $3.6 million. Each unit consists of one share of common stock and one warrant for common stock. PPD’s common stock in BioDelivery Sciences International represents a 9.9% ownership interest in BioDelivery Sciences International’s outstanding common stock. BioDelivery Sciences International is a publicly traded company that is developing and seeking to commercialize a drug delivery technology designed for a potentially broad base of pharmaceuticals, vaccines and over-the-counter drugs.

8.         BUSINESS SEGMENT DATA

Revenues by principal business segment are separately stated in the consolidated financial statements. PPD has changed its measurement of segment profitability from net income to income (loss) from operations in order to more accurately reflect the information used by PPD’s chief operating decision-maker. Income from operations and identifiable assets by principal business segment were as follows:

	Three months Ended September 30,		Nine Months Ended September 30,
	2001	2002	2001	2002
Income (loss) from operations:
Development	$17,248	$30,890	$48,057	$80,444
Discovery sciences	(636)	(3,142)	4,671	(5,048)

Total	$16,612	$27,748	$52,728	$75,396

	December 31, 2001	September 30, 2002
Identifiable assets:
Development (a)	$451,031	$597,672
Discovery sciences	14,369	37,835

Total	$465,400	$635,507

(a)	The note receivable from the sale of the environmental sciences segment in 1999 is included in the Development segment in 2001. The note was paid in June 2002.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis is provided to increase understanding of, and should be read in conjunction with, the consolidated condensed financial statements and accompanying notes. In this discussion, the words “PPD”, “we”, “our” and “us” refer to Pharmaceutical Product Development, Inc., together with its subsidiaries where appropriate.

Forward-looking Statements

This Form 10-Q contains forward-looking statements within the meaning of the federal securities laws. These statements relate to future events or our future financial performance. Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events or performances, expectations, predictions, assumptions and other statements that are not statements of historical facts. In some cases, you can identify forward-looking statements by terminology such as “might”, “will”, “should”, “expect”, “plan”, “anticipate”, “believe”, “estimate”, “predict”, “intend”, “potential” or “continue”, or the negative of these terms, or other comparable terminology. These statements are only predictions. These statements rely on a number of assumptions and estimates which could be inaccurate and which are subject to risks and uncertainties. Actual events or results might differ materially due to a number of factors, including those listed in “Potential Volatility of Quarterly Operating Results and Stock Price”. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. We generally undertake no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

Company Overview

We are a leading global provider of drug discovery and development services to pharmaceutical and biotechnology companies. Our corporate mission is to help clients maximize the return on their research and development investments. We offer therapeutic expertise, advanced technologies and extensive resources for both drug discovery and drug development.

We have been in the drug development business for more than 15 years. Our development services include preclinical programs through Phase 1 to Phase 4 clinical development. In addition, we also offer post-market support services for drugs that have received approval for market use, such as product launch services, patient compliance programs, and medical communications programs for consumer and healthcare providers on product use and adverse events. We have extensive clinical trial experience across a multitude of therapeutic areas that encompasses various geographical areas, including regional, national and global studies.

With more than 5,200 professionals in 24 countries around the world, we have provided services to 41 of the top 50 pharmaceutical companies in the world as ranked by 2001 healthcare research and development spending, in addition to our work with leading biotechnology companies. We believe that we are one of the world’s largest providers of drug development services to pharmaceutical and biotechnology companies in terms of 2001 annual net revenues generated from contract research organizations.

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

Results of Operations

We recognize revenues from fixed-price contracts on a percentage-of-completion basis in our Development Group. To measure the percentage of completion, PPD compares actual costs incurred to estimated total contract costs. We recognize revenues from time-and-materials contracts as hours are incurred, multiplied by the billable rates for each contract in both our Development Group and Discovery Sciences Group. We also recognize revenues from unitized contracts as subjects or samples are tested, multiplied by the price of each. In connection with the management of multi-site clinical trials, PPD pays on behalf of its customers fees to investigators and test subjects, and other out-of-pocket costs, such as travel, printing, meetings, couriers, etc., for which we are reimbursed at cost. Effective January 1, 2002, in connection with the required implementation of EITF 01-14, amounts paid by us as a principal for out-of-pocket costs are now included in direct costs, while the reimbursements we receive as a principal are reported as reimbursed out-of-pocket revenues in the income statement. We will continue to net revenue and expense in the income statement from fees and associated reimbursements that we receive as an agent. Most contracts are terminable either immediately or after a specified period following notice by the client. These contracts typically require payment to PPD of expenses to wind down a study, payment to PPD of fees earned to date, and in some cases, a termination fee or a payment to PPD of some portion of the fees or profit that could have been earned by PPD under the contract if it had not been terminated early.

Discovery Sciences Group revenues also include nonrefundable technology license fees and milestone payments. The non-refundable license fees are generally up-front payments for the initial license of and access to our technology. For nonrefundable license fees received at the initiation of license agreements for which we have an ongoing research and development commitment, we defer these fees and recognize them ratably over the period of the related research and development. For nonrefundable license fees received under license agreements where our continued performance of future research and development services is not required, we recognize revenue upon delivery of the technology. In addition to license fees, our Discovery Sciences Group also generates revenue from time to time in the form of milestone payments. Milestone payments are only received and recognized as revenues if the specified milestone is achieved and accepted by the customer and continued performance of future research and development services related to that milestone are not required. Although these payments are typically lower than up-front license fees, these payments can be significant because they are triggered as a result of achieving specified scientific milestones. We receive milestone payments in connection with sublicensing of compounds and in association with our target validation work.

We record our recurring operating expenses among five categories:

•	direct costs;
•	research and development;
•	selling, general and administrative;
•	depreciation; and
•	amortization.

Direct costs consist of appropriate amounts necessary to carry out the revenue and earnings process, and include direct labor and related benefit charges, other costs directly related to contracts, an allocation of facility and information technology costs, and reimbursable out-of-pocket expenses. Direct costs, as a percentage of net revenues, tend to and are expected to fluctuate from one period to another as a result of changes in labor utilization and the mix of service offerings involved in the hundreds of studies conducted during any period of time.

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

Amortization expenses consist of amortization costs recorded on intangible assets on a straight-line method over the life of the intangible assets. The excess of the purchase price of a business acquired over the fair value of net tangible assets, identifiable intangibles and acquired in-process research and development costs at the date of the acquisition has been assigned to goodwill. Goodwill was being amortized over periods of 10 to 25 years prior to January 1, 2002. In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets”, or SFAS No. 142. We adopted SFAS No. 142 as of January 1, 2002 and no longer amortize goodwill. We have analyzed goodwill for impairment at the reporting unit level during the first half of 2002 and, at a minimum, will analyze goodwill on an annual basis going forward. Amortization expense related to goodwill for 2001 was $0.9 million.

General

In February 2002, PPD acquired 100% of the outstanding common stock of Medical Research Laboratories International, Inc. (“MRL U.S.”) and Medical Research Laboratories International, BVBA (“MRL Belgium”), collectively, “MRL”. MRL is part of the Development segment of PPD. MRL U.S. operates a central laboratory near Cincinnati, Ohio, and MRL Belgium operates a central laboratory in Brussels, Belgium. MRL provides highly standardized efficacy and safety testing services for pharmaceutical companies engaged in clinical drug development. PPD acquired MRL for total consideration of $113.1 million, including $39.0 million in cash, $73.5 million in PPD’s common stock (approximately 2.6 million unregistered shares) and direct acquisition costs of $0.6 million for legal, appraisal and accounting fees.

In April 2002, PPD acquired Piedmont Research Center II, Inc, or PRC, a cancer research laboratory based in Morrisville, North Carolina that performs preclinical evaluations of anti-cancer therapies. The research facility serves national and international pharmaceutical and biotechnology companies. PRC is part of the Discovery segment of PPD. PPD acquired PRC for total consideration of $19.6 million, including $2.4 million in cash, $17.1 million in PPD’s common stock (0.5 million unregistered shares) and direct acquisition costs of $0.1 million for legal and accounting fees. In June 2002, PPD acquired Complete Software Solutions, Inc., or CSS, a technical consulting firm offering a full range of implementation, validation and training services as well as specialized software for pharmaceutical and biotechnology industries. CSS is part of the Development segment of PPD. PPD acquired CSS for total consideration of $16.8 million in cash.

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

These acquisitions were accounted for using the purchase method. Accordingly, the estimated fair value of assets acquired and liabilities assumed were included in PPD’s condensed consolidated balance sheet as of the effective date of the acquisitions. The results of operations are included in PPD’s condensed consolidated results of operations as of and since the effective dates of the acquisitions. There were no significant differences between the accounting policies of PPD or any of the companies acquired in these acquisitions. For further details regarding these acquisitions, see Note 4 to Consolidated Condensed Financial Statements.

As recently announced, the milestone payment relating to the ongoing development of dapoxetine will not be received in the fourth quarter of 2002. We had previously forecasted the dapoxetine milestone payment to be received in the fourth quarter based on the expected timing for the initiation of the Phase III study. We now understand that this study will not be initiated in the fourth quarter due to the timing of completion of work being performed to support the Phase III program.

Three Months Ended September 30, 2002 Versus Three Months Ended September 30, 2001

Net revenue, before reimbursed out-of-pockets for the third quarter of 2002, increased $37.7 million, or 34.8%, to $146.0 million from net revenue, before reimbursed out-of-pockets, of $108.3 million in the same period in 2001. The Development Group’s operations accounted for 97.4% of net revenue for the third quarter of 2002. The Development Group generated net revenue of $142.3 million, an increase of $38.3 million, or 36.8%, from the 2001 third quarter. The increase in the Development Group net revenue was primarily attributable to an increase in the size and number of contracts in the global contract research organization, or CRO, Phase 2 through 4 division. In addition, acquisitions in the Development Group completed during 2002 contributed net revenue of $14.3 million for the three months ended September 30, 2002.

The Discovery Sciences Group generated net revenue of $3.7 million in the third quarter of 2002, a decrease of $0.6 million, or 13.3%, from the third quarter of 2001. The decrease in the Discovery Sciences net revenue was primarily attributable to the loss of revenue from two contracts within our target validation group that were not renewed in 2002. The loss of revenue from these two contracts was partially offset by the net revenue generated from PRC for the three months ended September 30, 2002.

Total direct costs, excluding reimbursable out-of-pocket expenses, increased 34.0% to $70.2 million in the third quarter of 2002 from $52.4 million in the third quarter of 2001 and decreased slightly as a percentage of net revenue to 48.1% for 2002 third quarter as compared to 48.4% in 2001 third quarter. Development direct costs increased to $68.3 million in the third quarter of 2002 as compared to $50.3 million in the third quarter of 2001. This increase resulted primarily from increased personnel costs due to the increase in the size and number of contracts in the global CRO Phase 2 through 4 division and the direct costs associated with the acquisitions completed during 2002. Development Group direct costs decreased as a percentage of related net revenue to 48.0% in the third quarter of 2002 from 48.3% in the third quarter of 2001. This decrease was principally due to the mix of levels of personnel involved in the contracts performed, variations in the utilization of personnel and the mix of contracts being performed during each quarter. Discovery Sciences direct costs decreased to $1.9 million in the third quarter of 2002 as compared to $2.1 million in the third quarter of 2001. This decrease was primarily attributable to direct costs related to revenue generated from two contracts within our target validation group that were not renewed in 2002. This decrease in direct costs was partially offset by the direct costs generated from PRC for the three months ended September 30, 2002.

R&D expenses increased 115.7% to $3.0 million in the third quarter of 2002 from $1.4 million in the third quarter of 2001. This increase was primarily attributable to an increase in spending on R&D in the Discovery Sciences Group to develop intellectual property. As of the end of the third quarter of 2002, the Discovery Sciences Group had increased the number of employees working on internal R&D projects by 30% as compared to the end of the third quarter of 2001. Internal R&D spending continues to increase in both target validation and the chemistry GGTase programs.

SG&A expenses increased 18.7% to $38.9 million in the third quarter of 2002 from $32.8 million in the third quarter of 2001. The increase was primarily attributable to additional administrative personnel costs and an increase in training costs associated with new operational employees hired to support our expanding operations. As a percentage of net revenue, excluding reimbursed out-of-pockets, SG&A expenses decreased to 26.7% in the third quarter of 2002 from 30.3% in the third quarter of 2001. This decrease is primarily attributable to the increase in revenue, and to a smaller extent, to increased efficiencies as our operations expanded.

Depreciation expense increased $1.1 million, or 22.3%, to $6.0 million in the third quarter of 2002 from $4.9 million in the third quarter of 2001. The increase was related to the depreciation of the increased investment in property and equipment due primarily to our growth. Capital expenditures were $7.9 million in the third quarter of 2002. Capital expenditures primarily included additional spending on the buildout of our bioanalytical lab in Virginia, document imaging software and additional spending in the Development Group on information technology licenses and computer hardware for new employees.

Amortization expense decreased to $0.19 million for the third quarter of 2002 from $0.26 million in the third quarter of 2001. During the third quarter of 2002, amortization of backlog associated with the acquisition of MRL accounted for $0.16 million of the amortization expense. During the third quarter of 2001, amortization of goodwill accounted for $0.23 million of the amortization expense. We adopted SFAS No. 142 as of January 1, 2002 and no longer amortize goodwill in our financial statements. See “Management’s Discussion and Analysis of

Financial Condition and Results of Operations – Recently Issued Accounting Standards” below for a more detailed explanation of SFAS No. 142 .

Operating income increased $11.1 million to $27.7 million in the third quarter of 2002, as compared to $16.6 million in the third quarter of 2002. As a percentage of net revenue, excluding reimbursed out-of-pockets, operating income increased to 19.0% of net revenue for the third quarter of 2002 from 15.3% of net revenue in the same period for 2001 period. This increase was primarily due to our revenue growth and our focus on controlling the increase in both direct and administrative costs.

Our provision for income taxes increased $3.7 million, or 55.5%, to $10.3 million in the third quarter of 2002, as compared to $6.6 million in the third quarter of 2001. Our effective income tax rate remained relatively constant at 36.0% in the 2002 period as compared to 36.5% in the 2001 period.

Net income of $18.3 million in the third quarter of 2002 represents an increase of $6.8 million from $11.5 million in net income in the third quarter of 2001. Net income per diluted share of $0.33 for the third quarter of 2002 represents a 50% increase from the $0.22 in net income per diluted share in the third quarter of 2001.

Nine Months Ended September 30, 2002 Versus Nine Months Ended September 30, 2001

Net revenue, before reimbursed out-of-pockets for the nine months ended September 30, 2002, increased $91.0 million, or 28.7%, to $408.3 million from net revenue, before reimbursed out-of-pockets, of $317.3 million for the corresponding 2001 period. The Development Group’s operations accounted for 96.5% of net revenue for the first nine months of 2002. The Development Group generated net revenue of $394.0 million, an increase of $98.2 million, or 33.2%, from the same period in 2001. The increase in the Development Group net revenue was primarily attributable to an increase in the size and number of contracts in the global CRO Phase 2 through 4 division. In addition, acquisitions in the Development Group completed during 2002 contributed net revenue of $32.8 million for the nine months ended September 30, 2002.

The Discovery Sciences Group generated net revenue of $14.2 million in the first nine months of 2002, a decrease of $7.2 million, or 33.7%, from the first nine months of 2001. The higher 2001 Discovery Sciences net revenue was primarily attributable to a milestone payment generated by the sublicensing of the compound dapoxetine to Alza Corporation in the first quarter of 2001.

Total direct costs, excluding reimbursable out-of-pocket expenses, increased 27.7% to $195.7 million for the nine months ended September 30, 2002 from $153.2 million for the corresponding 2001 period and decreased slightly as a percentage of net revenue to 47.9% for the nine month period ended September 30, 2002 from 48.3% for the same period of 2001. Development direct costs increased to $189.5 million for the nine months ended September 30, 2002 as compared to $143.8 million for the nine months ended September 30, 2001. This increase resulted primarily from increased personnel costs due to the increase in the size and number of contracts in the global CRO Phase 2 through 4 division and the direct costs associated with acquisitions completed during 2002. Development Group direct costs decreased as a percentage of related net revenue to 48.1% from 48.6%. This decrease was principally due to the mix of levels of personnel involved in the contracts performed, variations in the utilization of personnel and the mix of contracts being performed during each period. Discovery Sciences direct costs decreased to $6.2 million in the first nine months of 2002 as compared to $9.4 million in the corresponding 2001 period. The higher 2001 Discovery Sciences direct costs were primarily due to the costs associated with sublicensing dapoxetine to Alza in the first quarter of 2001.

R&D expenses increased 128.2% to $7.3 million in the nine months ended September 30, 2002 from $3.2 million in the first nine months of 2001. This increase was primarily attributable to an increase in spending on R&D in the Discovery Sciences Group to develop intellectual property. As of the end of the third quarter of 2002, the Discovery Sciences Group had increased the number of employees working on internal R&D projects by 30% as compared to the end of the third quarter of 2001. Internal R&D spending continues to increase in both target validation and the chemistry GGTase programs.

SG&A expenses increased 20.2% to $112.2 million in the nine months ended September 30, 2002 from $93.4 million in the first nine months of 2001. The increase was primarily attributable to additional administrative personnel costs and an increase in recruiting and training costs associated with new operational employees hired to support our expanding operations. As a percentage of net revenue, excluding reimbursed out-of-pockets, SG&A expenses decreased to 27.5% in 2002 from 29.4% in the same period last year. This decrease is primarily attributable to the increase in revenue, and to a smaller extent, to increased efficiencies as our operations expand.

Depreciation expense increased $3.0 million, or 21.6%, to $17.1 million in the nine months ended September 30, 2002 from $14.0 million in the nine months ended September 30, 2001. The increase was related to the depreciation of the increased investment in property and equipment due primarily to our growth. Capital expenditures were $26.6 million in the first nine months of 2002. The majority of our capital investment in the nine months ended September 30, 2002 was due to additional facility and equipment costs to increase laboratory capacity, costs to enhance and expand our information technology capacity and computer software and hardware for new employees.

Amortization expense decreased to $0.63 million for the nine months ended September 30, 2002 from $0.80 million for the nine months ended September 30, 2001. During the nine months ended September 30, 2002, amortization of backlog associated with the acquisition of MRL accounted for $0.54 million of the amortization expense. During the six months ended September 30, 2001, amortization of goodwill accounted for $0.70 million of the amortization expense. We adopted SFAS No. 142 as of January 1, 2002 and no longer amortize goodwill in our financial statements. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Recently Issued Accounting Standards” below for a more detailed discussion of SFAS 142.

Operating income increased $22.7 million to $75.4 million in the nine months ended September 30, 2002, as compared to $52.7 million for the same period last year. As a percentage of net revenue, excluding reimbursed out-of-pockets, operating income increased to 18.5% of net revenue in the first nine months of 2002 from 16.6% in the same period in 2001. This increase was primarily due to our revenue growth and our focus on controlling the increase in both direct and administrative costs.

During the first quarter of 2002, we recorded an impairment of equity investment of $32.0 million to write- down the carrying value of our investment in DNA Sciences, Inc. for an other than temporary decline in value. Our investment in DNA Sciences was deemed to be impaired as a result of adverse events experienced by DNA Sciences during the first quarter of 2002.

Our provision for income taxes increased $5.6 million, or 26.4%, to $26.9 million in the first nine months of 2002, as compared to $21.3 million in the corresponding 2001 period. We recorded a net tax benefit of $2.0 million and a valuation allowance of $10.7 million associated with the $32.0 million impairment of the DNA Sciences investment as a result of the uncertainty of the utilization of the deduction for the impairment prior to the deductions’ expiration. Our effective income tax rate, excluding this $2.0 million tax benefit and the related impairment expense, remained constant at approximately 37.0%.

Net income of $19.9 million in the first nine months of 2002 represents a decrease of $16.6 million from $36.5 million in the same period last year. Excluding the impairment of equity investment and the related tax benefit, net income increased $13.4 million to $49.9 million for the nine months ended September 30, 2002 as compared to $36.5 million for the corresponding period in 2001. Net income per diluted share of $0.36 for the nine months ended September 30, 2002 represents a decrease from $0.70 in net income per diluted share in the same period in 2001. Excluding the impairment of equity investment and the related tax benefit, net income per diluted share increased to $0.91 for the first nine months of 2002 as compared to $0.70 in the first nine months of 2001.

Liquidity and Capital Resources

As of September 30, 2002, we had $147.0 million of cash and cash equivalents on hand. Our expected primary cash needs on both a short and long-term basis are for capital expenditures, expansion of services, possible acquisitions, geographic expansion, working capital and other general corporate purposes. We have historically funded our operations and growth, including acquisitions, with cash flow from operations, borrowings and sales of our stock. We are exposed to changes in interest rates on cash equivalents and amounts outstanding under notes payable, notes receivable and lines of credit. Our cash and cash equivalents are invested in financial instruments that are rated A or better by Standard & Poor’s or Moody’s and earn interest at market rates.

For the nine months ended September 30, 2002, our operating activities provided $65.5 million in cash as compared to $50.0 million for the same period last year. Net income of $19.9 million, impairment of equity investment of $32.0 million and depreciation and amortization of $17.7 million were partially offset by the net increase of $1.5 million in net assets and liabilities and the $2.5 million decrease in deferred income taxes.

For the nine months ended September 30, 2002, our investing activities used $68.8 million in cash. The net cash paid for acquisitions of $50.7 million, purchases of investments of $8.6 million and capital expenditures of $26.6 million were partially offset by $17.0 million received from the repayment of notes receivable.

For the nine months ended September 30, 2002, our financing activities provided $5.1 million in cash, as net proceeds from stock option exercises and purchases under our employee stock purchase plan totaling $5.9 million and proceeds from long-term debt of $1.5 million were partially offset by $2.3 million in repayments of capital lease obligations.

Working capital as of September 30, 2002 was $158.3 million, compared to $152.8 million at December 31, 2001. The increase in working capital was due primarily to the increase in accounts receivable and unbilled services, net, of $47.6 million which were partially offset by the increase in unearned income of $21.6 million, the increase in payables to investigators of $9.1 million and the increase in other accrued expenses of $12.0. The number of days’ revenue outstanding in accounts receivable and unbilled services, net of unearned income, also known as DSO, were 36.3 and 42.5 days for the quarters ended September 30, 2002 and December 31, 2001, respectively. This improvement is a result of a focused effort by management on improving the accounts receivable collection process along with certain improved temporary terms regarding investigator fee down payments. We expect DSO in the future will fluctuate depending on the mix of contracts performed within a quarter and our success in collecting receivables.

In June 2002, we amended our revolving credit facility for $50.0 million from Wachovia Bank, N.A., formerly known as First Union National Bank. The purpose of the amendment was to extend the expiration date. Indebtedness under the facility is unsecured and subject to traditional covenants relating to financial ratios. Borrowings under this credit facility are available to provide working capital and for general corporate purposes. As of September 30, 2002, there was no amount outstanding under this credit facility. This credit facility is currently scheduled to expire in June 2003, at which time any outstanding balance will be due.

In July 2002, we entered into a new revolving credit facility for $50.0 million with Bank of America, N. A. Indebtedness under the facility is unsecured and subject to traditional covenants relating to financial ratios. Borrowings under this credit facility are available to provide working capital and for general corporate purposes. As of September 30, 2002, there was no amount outstanding under this credit facility. This credit facility is currently scheduled to expire in June 2003, at which time any outstanding balance would be due.

In April 2000, we made an investment in Spotlight Health, Inc., formerly known as ADoctorInYourHouse.com. In January 2001, we entered into an agreement with Spotlight Health and Wachovia Bank, N.A. to guarantee a revolving $2.0 million line of credit provided to Spotlight Health by Wachovia. Indebtedness under the line is unsecured and subject to traditional covenants relating to financial ratios. As of September 30, 2002, Spotlight Health had $2.0 million outstanding under this credit facility. This credit facility is currently scheduled to expire in December 2002, at which time any outstanding balance will be due. We review the financial statements of Spotlight Health on a quarterly basis to determine if they have sufficient financial resources to continue operations. While we do not have current concerns regarding Spotlight Health’s ability to repay this facility, should events and circumstances in the future change, Spotlight Health may not be in the position to repay the facility and we can give no assurances that Wachovia will not attempt to collect on our guaranty of this facility.

We expect to continue expanding our operations through internal growth and strategic acquisitions. We expect these activities will be funded from existing cash, cash flow from operations and borrowings under our existing or future credit facilities. We believe that these sources of liquidity will be sufficient to fund our operations for the foreseeable future, but offer no assurances. In particular, our sources of liquidity could be affected by our dependence on a small number of industries and clients, compliance with regulations, international risks, personal injury, environmental or intellectual property claims, as well as other factors described in this document under “Potential Volatility of Quarterly Operating Results and Stock Price” and “Quantitative and Qualitative Disclosures about Market Risk”. In addition, see “Critical Accounting Policies and Estimates” and “Factors that Might Affect our Business or Stock Price” in our Annual Report on Form 10-K for the year ended December 31, 2001.

Critical Accounting Policies and Estimates

Effective January 1, 2002, we adopted SFAS 142, which establishes new accounting and reporting requirements for goodwill and other intangible assets. We did not identify any impairments of goodwill during our transitional impairment test. This test involved the use of estimates related to the fair market value of the reporting unit with which the goodwill was associated. Impairment adjustments recognized after adoption, if any, are required to be recognized as an operating expense.

There have been no material changes to our critical accounting policies and estimates since December 31, 2001. For detailed information on our critical accounting policies and estimates, see our Annual Report on Form 10-K for the year ended December 31, 2001.

Recently Issued Accounting Standards

In July 2001, the FASB issued Statement of Financial Accounting Standards No. 141, “Business Combinations”, or SFAS No. 141. As of July 1, 2001, PPD adopted SFAS No. 141, which requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method and that certain acquired intangible assets in a business combination be recognized as assets apart from goodwill. As discussed previously, we have implemented and followed SFAS No. 141 for all acquisitions completed during 2002.

In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets”, or SFAS No. 142. PPD adopted SFAS No. 142 as of January 1, 2002. SFAS No. 142 addresses the financial accounting and reporting standards for the acquisition of intangible assets outside of a business combination, and for goodwill and other intangible assets subsequent to their acquisition. This accounting standard requires that goodwill be separately disclosed from other intangible assets in the statement of financial position, and no longer be amortized but tested for impairment on a periodic basis. The provisions of this accounting standard also require the completion of a transitional impairment test within six months of adoption. PPD has completed the transitional impairment test and did not identify any impairments of goodwill. This test involved determining the fair market value of each of the reporting units with which the goodwill was associated and comparing the estimated fair market value of each of the reporting units with its carrying amount. Additionally, SFAS No. 142 requires intangible assets that do not meet the criteria for recognition apart from goodwill to be reclassified. As a result of PPD’s analysis, no reclassifications to goodwill were required as of January 1, 2002.

In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, or SFAS No. 144, which supersedes SFAS No. 121 and portions of APB Opinion No. 30. SFAS No. 144 provides guidance on the recognition and impairment of long-lived assets to be held and used, and for long-lived assets to be disposed. This statement also requires expected future operating losses from discontinued operations to be displayed in the period(s) in which the losses are incurred, rather than as of the measurement date as previously required. PPD has adopted SFAS No. 144 as of January 1, 2002. The adoption of SFAS No. 144 did not have a material impact on PPD’s consolidated financial statements.

In November 2001, the FASB issued Emerging Issues Task Force Rule No. 01-14, or EITF 01-14, Income Statement Characterization of Reimbursements Received for “Out-of-Pocket” Expenses Incurred. EITF 01-14 requires that in cases where the contractor acts as a principal, reimbursements received for out-of-pocket expenses incurred be characterized as revenue and the associated costs included as operating expenses in the income statement. PPD implemented this rule effective January 1, 2002 and, as required, has reclassified comparative financial information for 2001. The implementation of this rule resulted only in the gross-up of revenues and expenses and had no impact upon earnings.

In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”, or SFAS No. 146. SFAS No. 146 addresses accounting and reporting for costs associated with exit or disposal activities and supercedes Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)”. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value when the liability is incurred. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. PPD does not expect the adoption of this statement to have a material effect on its financial statements.

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

Potential Volatility of Quarterly Operating Results and Stock Price

Our quarterly and annual operating results have fluctuated in the past, and we expect that they will continue to fluctuate in the future. Factors that could cause these fluctuations to occur include:

•	our dependence on a small number of industries and clients;
•	the timing of the initiation, progress or cancellation of significant projects;
•	the mix of products and services sold in a particular period;
•	our need to recruit and retain experienced personnel;
•	rapid technological change and the timing and amount of start-up costs incurred in connection with the introduction of new products and services;
•	intellectual property risks;
•	the timing of our Discovery Sciences Group milestone payments or other revenue;
•	the timing of the opening of new offices;
•	the timing of other internal expansion costs;
•	the timing and amount of costs associated with integrating acquisitions; and
•	exchange rate fluctuations between periods.

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

Item 3.     Quantitative and Qualitative Disclosures about Market Risk

We are exposed to foreign currency risk by virtue of our international operations. We conduct business in several foreign countries. Approximately 15.9% and 21.2% of our net revenues, less reimbursed out-of-pockets, for the three-month periods ended September 30, 2001 and 2002, respectively, were derived from operations outside the United States. Approximately 14.4% and 19.7% of our net revenues, less reimbursed out-of-pockets, for the nine-month periods ended September 30, 2001 and 2002, respectively, were derived from operations outside the United States. Funds generated by each subsidiary are generally reinvested in the country where they are earned. We have not, to date, engaged in derivative or hedging activities related to our potential foreign exchange exposures. Our operations in the United Kingdom generated approximately 48.8% of our net revenue, less reimbursed out-of-pockets, from international operations during the third quarter of 2002. Accordingly, we do have some exposure to adverse movements in the pound sterling and other foreign currencies. The United Kingdom has traditionally had a relatively stable currency compared to our functional currency, the U.S. dollar. We anticipate that those conditions will continue for at least the next 12 months, but cannot make any guarantees.

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

We do have some currency risk resulting from the passage of time between the invoicing of customers under contracts and the ultimate collection of customer payments against those invoices. If a contract is denominated in a currency other than the subsidiary’s local currency, we recognize a receivable at the time of invoicing for the local currency equivalent of the foreign currency invoice amount. Changes in exchange rates from the time the invoice is prepared and payment from the customer is received will result in our receiving either more or less in local currency than the local currency equivalent of the invoice amount at the time the invoice was prepared and the receivable established. We recognize this difference as a foreign currency transaction gain or loss, as applicable, and report it in other income, net.

Changes in exchange rates between the applicable foreign currency and the U.S. dollar will affect the translation of foreign subsidiaries’ financial results into U.S. dollars for purposes of reporting our consolidated financial results. The process by which each foreign subsidiary’s financial results are translated to U.S. dollars is as follows:

•	income statement accounts are translated at average exchange rates for the period;
•	balance sheet assets and liability accounts are translated at end of period exchange rates; and
•	equity accounts are translated at historical exchange rates.

Translation of the balance sheet in this manner affects the shareholders’ equity account, referred to as the cumulative translation adjustment account. This account exists only in the foreign subsidiary’s U.S. dollar balance sheet and is necessary to keep the foreign balance sheet, stated in U.S. dollars, in balance. Translation adjustments are reported with accumulated other comprehensive income (loss) as a separate component of shareholders’ equity. To date, cumulative translation adjustments have not been material to our consolidated financial position. However, adjustments could in the future be material to our financial statements.

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

We are exposed to changes in interest rates on our cash equivalents and amounts outstanding under notes payable and lines of credit. We invest our cash and cash equivalents and short-term investments in financial instruments with interest rates based on financial market conditions. If interest rates were to change by 1% in the future, we do not expect this to have a material effect on our financial statements.

Item 4.     Controls and Procedures

(a)    Evaluation of disclosure controls and procedures.  The Company’s Principal Executive Officer and Principal Financial Officer have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 240.13a-14(c) and 15d-14(c)) as of a date within ninety days before the filing date of this quarterly report. Based on that evaluation, the Principal Executive Officer and Principal Financial Officer have concluded that the Company’s current disclosure controls and procedures are effective.

(b)    Changes in internal controls.  There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these internal controls subsequent to the date of evaluation.

Part II.    OTHER INFORMATION

Item 5.     Other Information

In September 2002, the Finance & Audit Committee of PPD’s Board of Directors pre-approved Deloitte & Touche, L.L.P., the Company’s independent auditors, providing tax and merger and acquisition due diligence services to PPD as PPD may request throughout the remainder of the 2002 calendar year.

Item 6.     Exhibits and Reports on Form 8-K

(a)	Exhibits

	10.190	Amended and Restated Deferred Compensation Plan dated July 1, 2002.

10.191
Second Amendment, dated October 1, 2002, to Lease Agreement dated June 26, 1998 between PPD Development, Inc. (formerly PPD Pharmaco, Inc.) and Duke Realty Limited Partnership (formerly Weeks Realty, L.P.).

	10.192	Fifth Amendment, dated October 1, 2002, to Lease Agreement dated July 9, 1997 between PPD Development, Inc. and Duke Realty Limited Partnership (formerly Weeks Realty, L.P.).

	10.193	Second Amendment, dated October 1, 2002, to Lease Agreement dated December 16, 1998 between PPD Development, Inc. and Duke Realty Limited Partnership (formerly Weeks Realty, L.P.).

	10.194	First Amendment, dated June 1, 2002, to Employment Agreement dated May 1, 2002, between PPD Development, LP and W. Richard Staub.

	10.195	Termination Agreement dated August 23, 2002, between PPD Pharmaco, Inc. and Patrick C. O’Connor.

	99.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 – Chief Executive Officer

	99.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 – Chief Financial Officer

(b)	Reports on Form 8-K

No reports on Form 8-K were filed during the quarter ended September 30, 2002.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. (Registrant)

By:	/s/ Fredric N. Eshelman
Chief Executive Officer (Principal Executive Officer)

By:	/s/ Linda Baddour
Chief Financial Officer (Principal Financial and Accounting Officer)

Date:  November 13, 2002

CERTIFICATION

I, Fredric N. Eshelman, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Pharmaceutical Product Development, Inc.;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the issuer as of, and for, the periods presented in this quarterly report;

4.
The issuer’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the issuer and have:

a.
designed such disclosure controls and procedures to ensure that material information relating to the issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.	evaluated the effectiveness of the issuer’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c.	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The issuer's other certifying officers and I have disclosed, based on our most recent evaluation, to the issuer's auditors and the audit committee of the board of directors (or persons performing the equivalent function):

a.
all significant deficiencies in the design or operation of internal controls which could adversely affect the issuer’s ability to record, process, summarize and report financial data and have identified for the issuer’s auditors any material weaknesses in internal controls; and

b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the issuer’s internal controls; and

6.
The issuer’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002	By:	/s/ Fredric N. Eshelman
Chief Financial Officer (Principal Executive Officer)

CERTIFICATION

I, Linda Baddour, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Pharmaceutical Product Development, Inc.;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the issuer as of, and for, the periods presented in this quarterly report;

4.
The issuer’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the issuer and have:

a.
designed such disclosure controls and procedures to ensure that material information relating to the issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.	evaluated the effectiveness of the issuer’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c.	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The issuer’s other certifying officers and I have disclosed, based on our most recent evaluation, to the issuer’s auditors and the audit committee of the board of directors (or persons performing the equivalent function):

a.
all significant deficiencies in the design or operation of internal controls which could adversely affect the issuer’s ability to record, process, summarize and report financial data and have identified for the issuer’s auditors any material weaknesses in internal controls; and

b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the issuer’s internal controls; and

6.
The issuer’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002	By:	/s/ Linda Baddour
Chief Financial Officer (Principal Financial and Accounting Officer)