Form 10-K
period 2002-12-31
PHARMACEUTICAL PRODUCT DEVELOPMENT INC
filed 2003-02-18
CIK 1003124

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                          to

Commission file number 0-27570

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC.

(Exact name of registrant as specified in its charter)

North Carolina	56-1640186
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

3151 South Seventeenth Street
Wilmington, North Carolina	28412
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (910) 251-0081

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $0.10 per share

(Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes  ☒  No  ☐

The aggregate market value of the common stock held by non-affiliates of the registrant was approximately $1.25 billion as of June 30, 2002, based on the closing price of the Common Stock on that date on the Nasdaq National Market System. Shares of Common Stock held by each executive officer and director and by each person who owns 10% or more of the outstanding Common Stock have been excluded in that such person might be deemed to be affiliates. This determination of affiliate status might not be conclusive for other purposes.

As of February 3, 2003, there were 55,577,181 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The Company’s definitive Proxy Statement for its 2003 Annual Meeting of Stockholders (certain parts as indicated in Part III).

PART I

Statements in this Report that are not descriptions of historical facts are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements reflect management’s current view with respect to future events and financial performance, but are subject to risks and uncertainties. Actual results could differ materially from those currently anticipated due to a number of factors, including those set forth herein and in our other SEC filings, and including, in particular, the factors discussed in Item 1 under the heading “Factors that Might Affect our Business or Stock Price.”

Item 1. Business

Overview

We are a leading global provider of drug discovery and development services to pharmaceutical and biotechnology companies. Our corporate mission is to help clients maximize the return on their research and development investments. We offer therapeutic expertise, advanced technologies and extensive resources for both drug discovery and drug development.

We have been in the drug development business for more than 17 years. Our development services include preclinical programs and Phase 1 to Phase 4 clinical development. We have extensive clinical trial experience across a multitude of therapeutic areas that encompass various parts of the world, including regional, national and global studies. In addition, we also offer post-market support services for drugs that have received approval for market use, such as product launch services, patient compliance programs, and medical communications programs for consumer and healthcare providers on product use and adverse events.

With more than 5,300 professionals in 24 countries around the world, we have provided services to 41 of the top 50 pharmaceutical companies in the world as ranked by 2001 healthcare research and development spending, in addition to many leading biotechnology companies. We believe that we are one of the world’s largest providers of drug development services to pharmaceutical and biotechnology companies based on 2002 annual net revenues of contract research organizations.

Building on our outsourcing relationships with pharmaceutical and biotechnology clients, we established our discovery services business in 1997. This business focuses on early stage research to help our customers address the bottleneck at the beginning of the development process. This business primarily involves functional genomics, which is the study of gene functions to identify drug targets within the body, medicinal chemistry research and preclinical biology services, as well as preclinical evaluations of anticancer therapies.

In addition, we have developed an innovative risk-sharing research and development model to help pharmaceutical and biotechnology clients develop compounds. Through arrangements based on this model, we help our clients research and evaluate the development potential for early stage compounds, while their investment is significantly less than the amount at risk later.

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

Industry Overview

Discovering and developing new drugs is an extremely expensive and time-consuming process. The Tufts Center for the Study of Drug Development estimates that the cost to develop a new prescription drug increased from

$231 million in 1987 to $802 million in 2001 and that it takes between 10 and 15 years to develop a new prescription drug and obtain approval to market it in the United States.

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

Over the past 20 years, technological advances have dramatically changed the drug discovery process. New and improved technologies have evolved such as combinatorial chemistry, ultra high-throughput screening, new in vitro and in vivo preclinical profiling techniques, and the revolution in genetic-based drug research commonly referred to as genomics. The objective of these innovations is to find more drug targets and to screen against targets much more quickly with literally millions of chemical compounds. This process should produce many more molecules having the ability to affect biological activity. These molecules then need to be tested quickly and economically.

The Drug Discovery and Development Process

Drug discovery and development is the process of creating drugs for the treatment of human disease. The drug discovery process aims to generate safe and effective drug candidates, while the drug development process involves the testing of these drug candidates for safety and efficacy in animals and humans.

The Drug Discovery Process

Targets. Historically, scientists have used classical cellular and molecular biology techniques to map biological pathways in cells to provide a cellular basis for understanding disease processes. Based on this information, scientists are now using a new set of technologies called genomics to pinpoint genes responsible for cellular disease functions. Once genes are identified, they are tested in cellular assays or animals to identify which genes seem to have a causal link between cellular function and occurrence of disease. The preferred genes encode proteins that are used as drug targets in chemical screens.

Screening. After identifying a potential drug target, researchers develop tests, or assays, in which chemicals are screened for their ability to alter the functional activity of the target. Thousands of chemicals can be quickly screened when these assays are incorporated into high-throughput screening processes. Assays can produce chemicals that interact with a drug target known as “hits.” Hits that have good potency and selectivity are called “leads” and are then tested for their potential as drug candidates.

Lead Generation. Scientists now design compound libraries to provide a starting point to identify leads in the drug discovery process and to better understand the biochemistry and therapeutic relevance of targets. High quality libraries contain compounds of known purity, structure and weight, and also have diverse structural variations. Once a hit is identified in a functional assay, the compound is profiled for drug characteristics such as solubility, metabolism, stability and feasibility for commercial production.

Lead Optimization. The process of “lead optimization” involves refining the chemical structure of a lead to improve its drug characteristics, with the goal of producing a preclinical drug candidate. Lead optimization typically combines empirical and rational drug design. In empirical design procedures, large numbers of related compounds are screened for selected chemical characteristics. In rational drug design, chemicals are optimized based on the three-dimensional structure of the target. A lead that has been optimized to meet particular drug candidate criteria and is ready for toxicity testing is called a preclinical candidate.

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

The Drug Development Process

The drug development process consists of two stages: preclinical and clinical. In the preclinical stage the new drug is tested in vitro, or in a test tube, and in vivo, or in animals, generally over a one- to three-year period. The following discussion describes the role of the Food and Drug Administration, or FDA, in the drug development process in the United States. Similar regulatory processes exist in other countries.

Prior to commencing human clinical trials in the United States, a company must file with the FDA an Investigational New Drug, or IND, application containing details for at least one study protocol and outlines of other planned studies. The company must provide available manufacturing data, preclinical data, information about any use of the drug in humans for other purposes and a detailed plan for the proposed clinical trials. The design of these trials, also referred to as the study protocols, is essential to the success of the drug development effort. The protocols must correctly anticipate the nature of the data to be generated and results that the FDA will require before approving the drug. If the FDA does not comment within 30 days after an IND filing, human clinical trials may begin.

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

Human trials usually start on a small scale to assess safety and then expand to larger trials to test efficacy. These trials are usually grouped into the following three phases, with multiple trials generally conducted within each phase:

•	Phase 1 trials involve testing the drug on a limited number of healthy individuals, typically 20 to 80 persons, to determine the drug’s basic safety data, including tolerance, absorption, metabolism and excretion. This phase lasts an average of six months to one year.

•	Phase 2 trials involve testing a small number of volunteer patients, typically 100 to 200 persons, who suffer from the targeted disease or condition, to determine the drug’s effectiveness and how different doses work. This phase lasts an average of one to two years.

•	Phase 3 trials involve testing large numbers of patients, typically several hundred to several thousand persons, to verify efficacy on a large scale, as well as long-term safety. These trials involve numerous sites and generally last two to three years.

After the successful completion of all three clinical phases, a company submits to the FDA a New Drug Application, or NDA, or a Product License Application, or PLA, requesting that the drug be approved for marketing. The NDA or PLA is a comprehensive, multi-volume filing that includes, among other things, the results of all preclinical and clinical studies. The FDA’s review can last from a few months to several years, depending on the drug and the disease state that is being treated. Drugs that successfully complete this review may be marketed in the United States. As a condition to its approval of a drug, the FDA might require additional clinical trials following receipt of approval, in order to monitor long-term risks and benefits, to study different dosage levels or to evaluate different safety and efficacy parameters in target populations. In recent years, the FDA has increased its reliance on these trials, known as Phase 3b and Phase 4 trials, which allow new drugs that show early promise to reach patients without the delay typically associated with the conventional review process.

Trends Affecting the Drug Discovery and Development Industry

The drug discovery and development services industry has been and will continue to be affected by the following trends:

Rapid Technological Change and Increased Data. Scientific and technological advancements are rapidly changing the drug discovery and development processes. The technology to understand gene function, known as functional genomics, is dramatically increasing the number of identified potential drug targets within the human body. All of the human therapeutic drugs on the market today are directed at approximately 500 targets. The genomics revolution is projected to expand the number of identified potential targets to between 5,000 and 10,000. This proliferation of targets increases the need for companies to use state-of-the-art technologies to validate targets effectively. Rapid methods are needed to analyze large numbers of compounds to identify and optimize promising lead drug candidates. This technology and the human expertise necessary to manage and keep up with it are costly. Companies can reduce their fixed costs by outsourcing this technology.

Increase in Potential New Drug Candidates. The increase in potential new drug candidates resulting from the genomics revolution has caused a bottleneck in the drug development industry. While the number of drug candidates is rapidly increasing, the time to develop a new drug candidate has increased in the last 30 years. Pharmaceutical and biotechnology companies do not have the internal resources to pursue development of all of these new drug candidates on their own. Consequently, these companies are looking to the drug development services industry for cost-effective and rapid means of developing new drugs.

Biotechnology Industry Growth. The United States biotechnology industry has grown rapidly over the last 10 years. This industry is generating significant numbers of new drug candidates that will require development and regulatory approval. Many of these new drug candidates are now moving into clinical development, but many biotechnology companies do not have the necessary staff, operating procedures, experience or expertise to conduct clinical trials on their own. Because of the time and fixed cost involved, these companies often do not have the inclination to develop their own staff in this area.

Need for Large Scale Global Support. More pharmaceutical and biotechnology companies currently are filing drug registration packages in several major jurisdictions simultaneously, rather than following the past practice of filing sequentially. The studies to support these registration packages frequently include a combination of multinational and domestic trials. This trend puts an emphasis on global experience and coordination throughout the development process, including the collection, analysis, integration and reporting of clinical trial data.

Cost Pressures of Introducing New Drugs. Market forces and governmental initiatives place significant pressure on pharmaceutical and biotechnology companies to reduce drug prices. Pressures on profit margins have arisen primarily from increases in the cost of the drug discovery and development process. In addition, increased competition as a result of patent expiration, market acceptance of generic drugs, and governmental and private managed care organization efforts to reduce healthcare costs have added to the pressures of introducing a new drug. The industry is responding by consolidating, downsizing operations, decentralizing the internal discovery and development process, and minimizing fixed costs. In addition, increased pressures to differentiate products and justify drug pricing are resulting in growth in healthcare economics services with respect to drugs under development and those already on the market. Consequently, pharmaceutical and biotechnology companies are attempting to increase the speed of new drug discovery and development. By identifying possible lead compounds and eliminating others from the discovery process as early as possible, companies can focus their research and development efforts more efficiently. Turning drug discovery and development processes over to third parties also minimizes these companies’ fixed costs.

The PPD Solution

We address the needs of the pharmaceutical and biotechnology industries for drug discovery and development by providing integrated services to help our clients maximize the return on their research and development investments. We believe that our application of innovative technologies, therapeutic expertise and commitment to quality throughout our integrated drug discovery and development services offers our clients a way to identify and develop successful drugs more quickly and cost effectively. We have developed significant drug development expertise from over 17 years of operation. During the past five years, we have expanded our services to include drug discovery services to help our clients identify potential new drug candidates, reduce drug discovery time and minimize unproductive compound development. We also use our proprietary informatics technology to support our drug discovery and development services. Finally, because we are positioned globally, we are able to accommodate the multinational drug discovery and development needs of our customers.

Our Strategy

Our corporate mission is to help clients maximize the return on their research and development investments. The key parts of our strategy to accomplish this mission include the following:

•	Continue to build upon our core competencies. We are an established company led by professionals with significant discovery and development experience in major pharmaceutical companies bringing successful drugs to market throughout the world. This experience and expertise constitute our core operational strengths. Our effective performance in drug development services has made us, we believe, one of the largest providers of those services in the world. We are continually leveraging this expertise as we expand our drug discovery services, informatics and collaborations to develop new drugs, such as our risk-sharing arrangements for development of early stage compounds.

•	Continue to provide a broad range of integrated drug discovery and development services and products. We offer a broad range of integrated services and products that are designed to address our clients’ needs throughout the entire drug discovery, development and post-market spectrum. We believe that our range of drug development services is one of the most extensive available from a single company. By combining our drug discovery technology with our comprehensive development services, we believe we can more effectively serve our existing clients and attract new ones.

•	Further develop intellectual property rights. We believe that one of the keys to our long-term performance is the development of our intellectual property rights in a variety of areas, including genomics, chemistry and software. We expect to invest more in developing our functional genomics technology, the GSX™ system, including the development of target validation methods and databases containing functional information on genes. In the future we might, internally or through a partner, develop screening assays. We also plan to synthesize additional chemical libraries, both for sale and directed at specific targets. We may continue to develop associated software, such as our SAR System™ for chemical library design and First Pass™ for preclinical development program planning.

•	Continue to incorporate advanced technologies into our service offerings. We believe that optimizing the use of advanced technologies can accelerate the drug discovery and development processes and yield valuable marketing information. We have broad experience in the use of technology in drug discovery and development services, and offer a wide range of technology-based services and products. We use a mixture of commercially available third-party systems and internally developed software to offer our clients advanced technology for expediting the drug discovery and development processes. As new technologies develop, we equip and train our employees to make use of technological innovations. We also plan to continue to leverage and build strategic technology relationships.

•	Continue to pursue collaborative drug candidate licensing relationships. We plan to continue to selectively seek opportunities for risk sharing arrangements on early stage compound discovery and development. These in-licensing arrangements could provide us with opportunities, after further development, to license compounds back to the originating company or to others in exchange for up-front, milestone and royalty payments. We also periodically evaluate in-licensing opportunities from companies and from academic institutions seeking outlets for the continued development of their discoveries. In addition, we intend to selectively pursue out-licensing arrangements where we would own discoveries made by us while providing drug discovery services to a customer, which we would be able to license or sell for commercial development.

•	Continue strategic global expansion to meet client needs. We currently have operations in the Americas, Europe, Africa, the Middle East, Asia, and the Pacific Rim, which we believe position us to meet our clients’ multinational needs. We intend to further expand globally, as we deem appropriate to meet our existing and prospective clients’ demands.

•	Continue to pursue strategic acquisitions and investments. We will continue to actively seek strategic acquisitions and investments, both within and complementary to our current services and products. Our criteria for acquisitions and investments include complementary client lists, ability to increase market share within and across clients, complementary therapeutic area and service segment strengths, strategic geographic capabilities, particular process expertise, and complementary services, products or technologies.

Our Services

We have been providing our core drug development services for more than 17 years. Over the past few years, we have expanded our service portfolio to include discovery and post-market support services. We provide services designed to increase efficiency, reduce timelines and save costs through our global infrastructure, integrated research and development technologies and experience, and customer-focused communications. We operate in two segments: Discovery Sciences and Development. See Consolidated Statements of Operations for segment information regarding revenues and see Note 16 of Notes to Consolidated Financial Statements for segment information regarding total assets and a measure of profit or loss.

Our Discovery Sciences Group

Our Discovery Sciences Group focuses on the discovery research segment of the pharmaceutical research and development outsourcing market. We have acquired or developed proprietary genetic and chemical technologies to improve the productivity of biopharmaceutical research and development. These technologies cover a number of discovery techniques, including:

•	our patented GSX system, a functional genomics platform technology to find and confirm drug targets;
•	chemistry to generate and optimize small molecules as potential compounds for development;
•	preclinical biology for optimization and profiling of potential compounds; and
•	rodent models for profiling compounds for use in oncology.

Functional Genomics. Genomics is revolutionizing the process of drug discovery through the sequencing of the human genome and the identification of genes associated with disease. It is estimated that there are approximately 35,000-40,000 genes in the human genome. Genes are comprised of chemical structures called nucleotides. It is the order of these nucleotides that make up a gene sequence. Through a complex sequence of events, genes specify, or encode, proteins that have specific functions in cells. Neither a gene sequence nor gene disease association data alone provide sufficient information to identify cellular proteins that make effective drug targets. Our proprietary functional genomics technology provides the means to link gene sequences with cellular mechanisms known or believed to be involved in disease to develop effective screens for drug discovery.

The basis for and the advantage of our proprietary GSX system are that it identifies essential genes in a disease pathway based on function. A change in biological function observed by our scientists enables them to identify a gene that has a causal link to a particular disease. In the GSX system, we start with a set of genes that we want to test as potential drug targets. These genes are then broken up to generate a collection of small, random strings of nucleotides, referred to as gene fragments. These gene fragments are then put into test cells where the fragments will be converted into protein, or “expressed.” Our scientists observe the test cells to detect any change in a particular function. We expect that some of the gene fragments will alter the activity of a component of the test cells causing a desired change in a cellular property, or “phenotype.” Thus, it is essential to have cells that display a desired biological property that is known or believed to be part of a disease pathway. For example, a malignant cell is useful for identifying a gene fragment that alters the growth pattern of the cell and therefore potentially has anti-tumor activity.

Our scientists look for cells in which a particular function, such as malignant growth, has been inhibited by the gene fragment introduced into the cell. The functional inhibition results from expression of gene fragments in the cells that can effectively inhibit the function of the whole, or full-length, gene corresponding to the fragment. In general terms, the gene fragments are said to be acting on targets that are essential to the cellular function that is inhibited. Each inhibitory gene fragment is called a genetic suppressor element, or GSE. After our scientists identify cells with altered phenotypes, they isolate the cells that display the desired phenotype and recover the inserted GSE from these cells. Our scientists then determine the nucleotide sequence of each GSE. Upon searching large databases containing gene sequences of the human genome using a GSE sequence, we can frequently find the gene from which that GSE came.

Because of their inhibitory nature, GSEs can themselves be used as therapeutic compounds, or they can be used as drug discovery tools. Typically, GSEs are used to identify and validate drug discovery targets based on the premise that if a GSE causes a desired effect on a target, then a drug acting on the same target as the GSE should produce the same outcome. Once we identify a target using our GSX system, a scientist can easily test the ability of a chemical compound to inhibit the activity of the target using any one of a variety of conventional biological assays, preferably in a high-throughput screening format to expedite the process.

Our GSX system can be applied to finding treatment for such diseases as cancer, heart disease, viral infections and others. In principle, the technology permits identification of all necessary components of any disease pathway as long as the component is involved in an observable phenotype. We offer our GSX system as part of our services to collaborators throughout the drug discovery process.

Target Validation. Our scientists utilize state-of-the-art systems to determine the relevance of newly identified target genes to a particular disease state. These systems include blocking target expression of a target gene using GSEs or inhibitory RNA molecules to interfere with the activity of that target gene and determine the effect on disease progression. Our biologists perform tumor model experiments that link target activity with tumor development. As an adjunct to our core validation techniques, we offer systems to determine gene expression patterns to better understand the biological activity of a target in a disease state.

Chemistry. Our chemistry group assists our customers from lead generation through lead optimization. These services include providing chemicals with selected structures for screening, computational chemistry and synthesis expertise to help determine which hits and leads have drug-like characteristics that make them worthy of additional study or optimization. We provide a broad range of chemistry services, including:

•	custom-designed libraries;
•	lead generation; and
•	lead optimization.

Custom-designed libraries. We design and produce custom libraries of compounds for our clients. These libraries are generally focused toward specific target families or our customer specifications. We also produce custom-designed libraries for internal research and development programs.

Lead Generation. The availability of high quality compound libraries with structures relevant for screening specifically against important targets and that are designed for rapid lead optimization is a rate-limiting step in the drug discovery process. We have developed synthesis protocols to produce small molecule libraries so that any leads generated require less optimization and have a greater likelihood of success of becoming drug candidates. Our chemists can create chemical structures according to customer specifications or directed toward specific targets. We can also provide library synthesis for a customer’s in-house or previously purchased compound libraries. The chemical synthesis strategy we employ typically yields between one to 10,000 different chemicals. We use all available components to input a range of diversity for production of customer-unique libraries. We invest significant effort in the process and synthesis of each library to ensure that the compounds generated are of known purity, structure, diversity and amount. We analyze the library during each stage of its development to ensure the identity of each compound and to maintain quality.

We have developed proprietary software that uses various parameters to define diversity in a library. Our SAR System™ software analyzes how changes in chemical structure correlate with physical and chemical parameters of compounds in a virtual library. The SAR System software can be used prior to library synthesis to construct a virtual library based on customer specifications. We can then minimize the components of the virtual library to identify compounds that potentially interact with a particular target to be screened as leads.

Lead Optimization. Our medicinal chemists can optimize structures to improve the profile of a compound or lead series generated from multiple starting points, including leads provided by our customers, leads generated internally from our custom libraries, and leads from internally generated libraries designed and synthesized to customer specifications. Regardless of the lead’s source, we emphasize simultaneous improvement of multiple parameters of lead compounds. Our experts are able to evaluate and re-engineer compounds to improve compound solubility, absorption, half-life, inherent toxicity, delivery or pro-drug generation.

Our chemistry group also offers chemistry services, including:

•	synthesis of stable compounds;
•	large scale chemical synthesis;
•	synthetic feasibility analysis to assess ease of scale-up;
•	purification of active drug substance;
•	re-certification of new or expired analytical standards;
•	SAR analysis of compound portfolios;
•	review of Type 2 Drug Master Files, IND/NDA Chemistry, Manufacturing and Controls sections, and patents; and
•	drug metabolite, impurity and degradant characterization and identification.

Preclinical Biology. Our preclinical biology group integrates pharmacology, metabolism, pharmacokinetic and toxicology expertise to provide preclinical program design and project management services. These services assist in the identification and prioritization of portfolio compounds that have the best chance of success in clinical development. We provide a broad range of preclinical services and products including:

•	lead profiling and portfolio prioritization;
•	preclinical program design and management software;
•	specialized oncology preclinical cancer research models;
•	toxicology consulting and laboratory support;
•	technical writing and regulatory submissions; and
•	laboratory support, including toxicity, biological mechanism, absorption, pharmacokinetics, bioanalytical studies and drug metabolism assays.

Lead Profiling and Prioritization Resources. Our lead profiling and prioritization services facilitate the early screening process and enable our customers to choose compounds that have the best chance of success in the preclinical and clinical arenas. We can also perform computational analysis to predict absorption, toxicity or metabolite characteristics of a lead compound. We can employ a variety of assays to profile lead compounds including assays that use Pharmazyme™ isozymes, our patented recombinant human cytochrome P450 enzymes. Cytochrome P450s are enzymes primarily responsible for metabolizing many drug substances. We can identify metabolizing enzymes and identify metabolites. Using these in vivo assays, we can also determine pre-formulation, solubility and stability characteristics. We also employ a process known as cassette dosing, which allows us to simultaneously evaluate a number of compounds in screening pharmacokinetic studies.

Preclinical Program Design and Proprietary Preclinical Project Management Software. Once a potential drug candidate is identified, we offer services and products that enable our customers to decide whether to advance the drug candidate into a preclinical program both faster and with a greater probability of success. We offer our customers access to our proprietary Web-based interactive tool called First Pass™, a software program that helps the user prepare an efficient preclinical development plan based on a variety of parameters. The program estimates costs, amount of material required and study timelines. The program also helps identify studies critical for development. Our experts can then provide full preclinical development services and can integrate other development services internally.

Specialized Oncology Preclinical Cancer Research Models. We offer preclinical consulting as well as a full range of preclinical efficacy, pharmacokinetic, pharmacodynamic and mechanism models for anticancer therapeutic candidates. Our experienced oncology staff design and perform the studies needed to identify, profile and optimize lead compounds.

Toxicology Consulting and Laboratory Support. Supported by our board-certified toxicologists, we develop and implement preclinical toxicology programs. To support the clinical development program, we write the toxicology study protocols, identify qualified good laboratory practice, or GLP, testing facilities, manage the placement and conduct of studies and prepare and review pharmacology, toxicology, absorption and metabolism data for regulatory submissions. Our biologists offer a range of growth inhibition assays and cytotoxicity assays in mouse and human cell lines to test toxicity characteristics of candidate compounds.

Technical Writing and Regulatory Submissions. Our technical writers can prepare pharmacology and toxicology summaries for regulatory submissions and work with regulatory authorities to develop preclinical plans. We offer a full range of regulatory support services, including document submission, preparation and review of all preclinical regulatory submissions required by regulatory agencies, and facilitation of meetings with regulatory agencies to ensure successful outcomes.

Laboratory Support. Our preclinical biology group supports extensive laboratory services. The FDA’s 1997 Drug Metabolism Drug Interaction Guidance suggests that in vitro metabolism studies be used to screen for potential drug-drug interactions in the clinic. Data from in vitro studies demonstrating the lack of interaction can be used to rationalize and streamline the clinical drug-drug interaction program. Our scientists perform assays to identify the metabolizing human cytochrome P450 enzymes and resulting metabolites of a new chemical entity, predict its metabolic profile and assess its drug-drug interaction potential. Our metabolism group performs a variety of drug metabolism services including inhibition assays, induction studies, metabolic stability studies to assess potential for first possible effect, metabolite identification, metabolite profiling, drug-drug interaction studies, serum stability assays, protein binding studies and absorption assays.

Our pharmacokinetics experts help customers evaluate the toxicity of their drug candidates using both GLP and non-GLP pharmacokinetic and bioanalytical analyses. Specialized toxicologists develop screening protocols based on the nature of drug candidates and therapeutic targets. Our expertise includes preformulation and compound preparation, single- and cassette-compound dosing, drug administration via different routes, sample collection based on defined protocols, method development to demonstrate a viable extraction procedure, solution preparation with reference standards, quality control, sample preparation with a variety of techniques, and data analysis. Our pharmacokinetisists are experienced in generating large-scale GLP-compliant analyses and reports that can be integrated into the final toxicology study report.

Drug Development Collaborations. Some biotechnology and pharmaceutical companies have not progressed to the development of previously discovered therapeutic compounds for several reasons, including the fact that these compounds may have efficacy outside of the core therapeutic expertise of the company, the potential market for a particular compound may fall below the company’s minimum threshold, or the company may not have the financial resources to further develop the compound. We believe there are attractive opportunities to selectively in-license these compounds, jointly develop them with a third party and license them out again in collaborative arrangements that combine our global development resources with these compounds. We offer contract clinical research services as part of joint development agreements with owners of chemical compounds in need of development.

For example, in January 2001 we granted ALZA Corporation, which was subsequently acquired by Johnson & Johnson, an exclusive license to our compound dapoxetine for genitourinary indications, including premature ejaculation. We received these rights in 1998 as part of a development collaboration with Eli Lilly and Company. Under the terms of the agreement, ALZA received worldwide rights to develop and commercialize dapoxetine and is responsible for clinical, regulatory, manufacturing, sales and marketing costs resulting from the license. In exchange, we received an up-front payment and will receive royalties on net sales and milestone payments based on product approval and meeting certain sales levels.

In addition, in 2002, we acquired worldwide rights from Bayer AG to undertake additional Phase 1 and 2 clinical studies on implitapide in the areas of arteriosclerosis, elevated triglycerides, pancreatitis and hyperlipidemia.

In connection with our studies, we will have access to Bayer AG’s existing information from preclinical studies and previously conducted Phase 1 and 2 clinical trials, as well as regulatory filings to conduct clinical trials in the United States, Europe and South Africa.

We expect to continue to use our development expertise in risk-sharing arrangements. We generally structure these risk-sharing arrangements to provide us with up-front fees, milestone payments and royalties as a compound is developed.

Our Development Group

We have designed our various global services to be flexible and integrated in order to assist our clients in optimizing their research and development spending through the clinical stages of the drug development process. We provide a broad range of development services, either individually or as an integrated package, to meet clients’ needs. We provide systems integration services and software development services, and create data links between discovery and development.

Phase 1 Clinical Testing. We are one of the industry’s largest Phase 1 trial providers, with clinical testing services conducted in a 220-bed unit in Austin, Texas, and a 50-bed unit in Leicester, England. Our professional nursing and physician staff administers general Phase 1 safety tests, special population studies, and bioavailability and bioequivalence testing. Bioavailability and bioequivalence testing involves administration of test compounds and obtaining biological fluids sequentially over time to measure absorption, distribution, metabolism and excretion of the drug. Special population studies might involve the elderly, women or patients with specific diagnoses, such as renal failure or asymptomatic HIV. Our Austin, Texas site also has a dental research clinic to evaluate the safety and effectiveness of new analgesic compounds in molar extraction models.

Our in-house clinical laboratory supports the Phase 1 operations in Austin. This laboratory performs clinical chemistry assays on volunteer specimens to ensure that each subject qualifies for the study and is not adversely affected by a drug. Having our laboratory in the same facility as the volunteers speeds our response time to unexpected outcomes. This laboratory also provides services to function as a central laboratory for small Phases 2 through 4 studies. We manage our Phase 1 services to maximize scheduling flexibility and efficiency. These services also can be integrated with our other services, such as bioanalytical, data management, pharmacokinetic and biostatistical services.

Laboratory Services. We provide bioanalytical services through good laboratory practice, or GLP, compliant laboratories in Richmond, Virginia and Middleton, Wisconsin. Our bioanalytical laboratories analyze biological fluid samples from animal and human clinical studies. The latter includes those conducted by our Phase 1 units as well as those conducted on behalf of our clients from Phase 1 through Phase 4 for drug and metabolite content and concentration. We currently have over 1,500 validated assays available for our clients’ use in conducting laboratory analyses, qualifying us for a wide range of assignments. Our laboratories also process fluid samples for preclinical studies.

We provide product analysis laboratory services through our good manufacturing practice, or cGMP, compliant laboratory in Middleton, Wisconsin. Our product analysis services include dissolution and stability studies, which are necessary to characterize dosage form release patterns and stability under various environmental conditions in the intended package for marketing. These studies must be carried out from preclinical testing through Phase 4 and maintained over the commercial life of products. New formulations as well as generics and prescription products going to over-the counter status, such that they no longer require physician prescription for consumer use, all require the same set of studies as the original dosage form.

Our bioanalytical methods include gas chromatography/mass spectrometry (GC/MS), liquid chromatography/mass spectrometry (LC/MS), high performance liquid chromatography (HPLC), gas chromatography (GC), radioimmunoassay (RIA) and enzyme linked immunosorbent assay (ELISA). Support services include facilities for handling HIV-positive samples, data management for pharmacokinetic studies from multi-center trials and sample/data archiving.

We provide global specialty central laboratory services for large clinical trials through our laboratories in Highland Heights, Kentucky and Brussels, Belgium. Our specialty central laboratories provide highly standardized efficacy and safety testing services for pharmaceutical companies engaged in clinical drug development as well as U.S. government (National Institute of Health) funded clinical trials. We are one of the largest specialty central laboratory providers for Phase 1 through 4 global studies involving agents used in cholesterol, endocrine, metabolic and cardiovascular clinical research.

We are one of a few full service companies able to offer our clients the advantages of bioanalytical, product analysis and specialty central laboratory services, as well as Phase 1 clinical testing.

Phases 2 through 4 Clinical Trial Management. The core of our development business is a comprehensive package of services for the conduct of Phases 2 through 4 clinical trials, which in concert with our other services allow us to offer our clients an integrated package of clinical management services. We have significant clinical trials experience in the areas of:

General Areas of Expertise	Specific Areas of Expertise
AIDS	Primary disease and treatment/prophylaxis of opportunistic infections
Analgesia	Acute and chronic pain modeling
Cardiovascular disease	Hypertension, angina pectoris, stroke, peripheral arterial disease
Central nervous disease	Schizophrenia, depression, epilepsy, chronic pain, anxiety, obsessive-compulsive disorders, panic disorders, insomnia, multiple sclerosis
Critical care	Sepsis, ARDS (acute respiratory distress syndrome)
Dermatology	Wound healing, acne, hair loss, psoriasis
Gastronenterology	Duodenal ulcer, gastric ulcer, gastro-esophogeal reflux disease, H.pylori, nonsteroidal anti-inflammatory drug-induced ulcers, inflammatory bowel disease, irritable bowel disease
Genitourinary	Incontinence, sexual dysfunction
Infectious disease	Acute and chronic bacterial and fungal diseases, including pneumonia, influenza, sinusitis, childhood and adult vaccines
Metabolic/Endocrine disease	Diabetes, growth hormone
Oncology	Prostate, colorectal, breast, lung and other cancers
Pulmonary/Allergy	Asthma, allergic rhinitis, community acquired pneumonia
Rheumatology	Rheumatoid arthritis, osteoarthritis
Urology	Sexual dysfunction, urinary incontinence
Virology	Herpes simplex, hepatitis B, chronic hepatitis C, herpes genitalia, respiratory syncytial virus
Women’s health	Osteoporosis, hormone replacement therapy

We serve our clients’ needs by conducting clinical trials through a project team. A project manager supervises all aspects of the conduct of the clinical trial, while our clinical research associates are in the field monitoring the trial at the various investigational sites where it is being conducted. Within this project-oriented structure, we can manage every aspect of the clinical trial in Phases 2 through 4 of the drug development process. The services that we offer to initiate clinical trials include protocol development, case report form design, feasibility studies, investigator selection, recruitment and training, site initiation and monitoring, accelerated patient enrollment, development of training materials for investigators and training of clients’ staff.

We monitor our clinical trials in compliance with government regulations and guidelines. We have adopted global standard operating procedures intended to satisfy regulatory requirements in the United States and in many foreign countries and serve as a tool for controlling and enhancing the quality of our clinical trials. All of our standard operating procedures are in compliance with good clinical practice, or GCP, requirements and the International Conference on Harmonization, or ICH, standards. The FDA has adopted these standards in their guidance documents and more recently the members of the European community and Japan have codified these standards into their Clinical Research Regulations. We compile, analyze, interpret and submit data generated during clinical trials in report form to the FDA or other relevant regulatory agencies for purposes of obtaining regulatory approval. We provide consulting on conducting clinical trials for simultaneous regulatory submissions to multiple countries.

We provide our clients with one or more of the following Phases 2 through 4 clinical trial management services using parallel processing to accelerate the development process:

Study Design. We serve our clients in the critical area of study design by applying our experience in the preparation of study protocols and case report forms.

Investigator Recruitment. During clinical trials, physicians, who are also referred to as investigators, at hospitals, clinics or other locations, supervise administration of the drug to patients. We recruit investigators who contract either with us or with our clients to participate in clinical trials. We are continually looking for new investigator sites, particularly those that complement our primary therapeutic areas.

Study Monitoring. We provide study-monitoring services, which include investigative site initiation, patient enrollment assistance and data collection through subsequent site visits. We have monitored many clinical trials, including a number of very large studies. For example, we are engaged in a project with the National Institute of Health, begun in 1990, which has approximately 50 protocols open at any given time. Through December 31, 2002, this project had involved approximately 1,000 investigational sites and approximately 110,000 enrolled patients, had generated 400 protocols and more than 4,200 pharmacy, regulatory and operational audits at the sites.

Clinical Data Management and Biostatistical Analysis. We provide clients with assistance in areas such as study design, sample size determination, case report form design and production, database design and construction, fax-based monitoring, and electronic data capture. We also provide statistical analysis and summaries, including: interim and final analyses, data safety and monitoring board summaries and presentations, new drug application preparation and electronic production and presentations and defense to regulatory authorities.

Medical Writing and Regulatory Services. We provide planning services for product development, including preclinical review, chemistry, manufacturing and controls, or CMC; consulting, and clinical protocol development. These activities are complemented by report writing, program management and regulatory services designed to reduce overall development time.

Post-Development Support. We provide custom-designed pharmaceutical and medical information programs in support of marketed pharmaceutical products. Other services include clinical consultations with pharmacists, nurses, veterinarians and other customer assistance specialists.

Healthcare Economics, Outcomes and Marketing Research. We offer a number of services in healthcare economics, outcomes and market research to pharmaceutical and biotechnology companies, as well as managed care payors and providers. These services include prospective health economic and outcomes studies incorporated into Phases 2 through 4 clinical trials; retrospective studies including database evaluations and medical chart reviews to analyze use patterns; mathematical modeling of health economics and outcomes information to real world settings; epidemiological study design and implementation; and development and implementation of publication strategies for health outcomes and marketing research results.

eClinical initiative. Our eClinical initiatives offer efficiencies, enhanced quality and improved communications with our clients. Launched in 2001, PPD DirectConnect™ Web portals have grown to support over 750 users across 26 pharmaceutical and biotechnology companies. Also in 2001, we re-engineered our data management processes to Oracle Clinical data management system. We are further expanding our capabilities by introducing a Web-based document imaging system in 2003. We are also moving to a Web-based safety system offering expanded functionality and integration with our clinical data management information.

Informatics. Our informatics division delivers specialized software products and technical consulting services to support many aspects of the pharmaceutical research and development process, including drug discovery, clinical trials, regulatory review and pharmacovigilance. Our informatics clients include international and domestic pharmaceutical and biotechnology companies and government agencies, including the FDA. Our current informatics software products include:

•	PPD Patient Profiles, which streamlines patient data review and provides graphical displays of complex research data;
•	TableTrans® , which automates data transformation and integration;
•	Resolve™ , which manages data queries to investigator sites;
•	Classify™ , which manages global coding capabilities;
•	eLoader, which streamlines and automates loading of external data into Oracle Clinical™ ; and
•	CAVS (Computer Aided Validation System), which streamlines the test development and execution process.

A primary focus of our informatics division is to provide consulting services to help pharmaceutical and biotechnology companies assess and resolve clinical data management and safety system challenges, such as integrating and customizing systems, migrating clinical and safety data, providing computer systems validation services that include compliance evaluation, and updating or replacing legacy systems to meet regulatory guidance.

The informatics group was expanded to extend its services in the training, validation and software development areas with the acquisition in June 2002 of Complete Software Solutions, Inc., or CSS. CSS, now a division of our informatics group, is a leading supplier of services to the companies that use the Oracle Pharmaceutical Applications Suite. CSS also provides companies with validation and regulatory consulting expertise across a broad range of data management and safety systems. CSS has its main office in San Francisco, California and serves clients in North America, Europe and Japan.

Clients and Marketing

We provide a broad range of research and development and consulting services in the Development and Discovery Sciences Groups to help pharmaceutical and biotechnology companies from target discovery through development to post-market approval.

Our Development Group provides Phase 1 to Phase 4 clinical development and post-market support services. We believe that the key differentiators that help us win development business include our global infrastructure, quality performance and execution based on ongoing training and quality assurance and control practices, dedicated project teams, and cross-functional therapeutic units with dedicated expertise. Our key assets in this regard include Phase 1 trial clinics in the United States and Europe, a broad range of analytical lab services from in vivo analysis through Phase 4 with our GLP bioanalytical, cGMP product analysis laboratories and our specialty central laboratory, as well as integrated technologies and expertise to provide simultaneous, multinational Phase 2 through Phase 4 submissions. In addition, we offer medical and drug information services and market development services for product launch through post-market approval support, integrating services from our medical communications division and our drug development subsidiary. We also offer consulting and technology for clinical management, validation, training, coding and drug safety from our informatics expertise. We market our development services in the Americas, Europe, Africa, the Middle East and the Pacific Rim and expanded our capabilities in Asia with the June 2002 acquisition of ProPharma Pte Ltd, a contract research organization based in Singapore with offices in Hong Kong, Taiwan, Australia and Thailand.

For the year ended December 31, 2002, approximately 79.5% of our Development Group’s net revenue was attributable to clinical services and 20.5% to laboratory services. In regards to geographic alignment, approximately 20.9% of our Development Group’s net revenues in 2002 were derived from outside the United States, primarily in the United Kingdom.

Our Discovery Sciences Group offers services and technologies to identify and validate novel drug targets, create compounds, and optimize and profile drug candidates for clinical evaluation. This group provides services to clients in the pharmaceutical and biotechnology industries as well as in general chemical, agrochemical, and other industries. In addition, we conduct research on compounds for which we hold licenses. Our Discovery Sciences Group revenues have all been generated in the United States to date.

For the year ended December 31, 2002, total net revenue for all of our services was derived from various industries approximately as follows:

Source	Percentage of Net Revenue
Pharmaceutical	72.4%
Biotechnology and other	25.6
Government	2.0

For the purposes of classifying net revenue, we define Pharmaceutical to include companies with the majority of their research and development related to chemical entities and Biotechnology to include companies with the majority of their research and development related to biologically engineered compounds. Other includes companies primarily focused upon medical devices, diagnostics and generic formulations. In addition, we refer to the Standard Industry Classification, or SIC, codes for publicly traded companies to determine their classification.

We believe that concentration of business among certain large customers is not uncommon in our industry. We have experienced this kind of concentration in the past and might experience it in the future. In 2002, no single client accounted for more than 10% of our net revenue. Approximately 36.6% of our total 2002 net revenue was derived from clients headquartered outside the United States, in particular in Europe and Japan. Approximately 20% of our 2002 net revenue was generated from services provided by our employees located in countries outside the United States. See Note 17 of Notes to Consolidated Financial Statements included elsewhere in this report for the breakdown of this revenue.

With a primary focus on large pharmaceutical companies, we promote our functional genomics discovery technology through a dedicated sales team, localized scientist-to-scientist communications and centralized marketing efforts.

For all of our development, medical communications and informatics services and products, we use centralized corporate marketing to support the efforts of dedicated business development staff calling on pharmaceutical and biotechnology companies. Our sales teams focus on client segments and service areas. In addition, while the service area representatives call on particular buying groups within a given pharmaceutical client, sales account managers are responsible for coordinating all outsourcing across our service areas from that client. To further facilitate cross-functional sales, all business development staff for development services and products across the company worldwide report up to the same executive.

The top 20 publicly traded pharmaceutical companies accounted for 83% of research and development spending in 2001, as ranked by Med Ad News, so we concentrate on these companies. The top 50 publicly traded biotechnology companies accounted for 91% of the biotechnology research and development expenditures in 2001, according to Med Ad News. To appropriately focus our sales and marketing efforts among biotechnology companies, we consider additional factors such as the stage of a drug’s development and the financial stability of a company’s business.

Our business development personnel consult with potential pharmaceutical and biotechnology clients early in the project consideration stage in order to determine their requirements. Along with the appropriate operational, technical or scientific personnel, our business development representatives invest significant time to determine the optimal means to design and execute the potential client’s program requirements. For example, for our drug development services, recommendations we make to the potential client with respect to study design and implementation are an integral part of our bid proposal process and an important aspect of the integrated services we offer. We believe our preliminary efforts relating to the evaluation of a proposed clinical protocol and implementation plan enhance the opportunity for accelerated initiation and overall success of the clinical trial.

Our core global marketing and corporate communications activities include online advertising and directory listings on predominant industry Web sources; interactive Web education and information programs, including Web conferences and Webcasts; direct e-mail campaigns; client presentations and detailing materials; global speakers’ bureau; media relations; corporate materials; and marketing at professional trade shows. In addition, we encourage and sponsor the participation of our personnel in a variety of professional endeavors, including the presentation of papers at national and international professional trade meetings and the publication of scientific articles in medical and pharmaceutical journals. Through these presentations, publications and additional promotion via our corporate Web site, we believe these activities advance and promote our reputation for professional excellence.

Backlog

Our backlog consists of anticipated net revenue from letters of intent, verbal commitments and contracts that either have not started but are anticipated to begin in the near future or are in process and have not been completed. Amounts included in backlog have not already been recognized as revenues in our statement of operation. Net revenue is defined as professional fee income, or gross revenue, less fees and associated reimbursements that we receive as an agent, consisting principally of investigator fees. Once contracted work begins, net revenue is recognized over the life of the contract. Our backlog was $974.4 million in net revenue at December 31, 2002, compared to $674.2 million in net revenue at December 31, 2001.

We believe that our backlog as of any date is not necessarily a meaningful predictor of future results, because backlog can be affected by a number of factors, including the size and duration of contracts, many of which are performed over several years. Additionally, contracts relating to our clinical development business generally are subject to early termination by the client or delay for many reasons, including unexpected test results. Also, the scope of a contract can change during the course of a study. If the scope of a contract is revised, the adjustment to backlog occurs when the revised scope is finalized. For these reasons, we might not be able to fully realize our entire backlog as net revenue.

Intellectual Property

We believe that patents, trademarks, copyrights and other proprietary rights are important to our business. We also rely on trade secrets, know-how, continuing technological innovations and licensing opportunities to develop and maintain our competitive position.

We actively seek patent protection both in the United States and abroad. As of December 31, 2002, we owned or co-owned five issued United States patents and 15 pending United States patent applications. Our issued United States patents primarily relate to our proprietary anti-tumor compounds, HIV drug target gene sequences and related target discovery technologies. Our pending United States patent applications primarily relate to proprietary genomic and genetic information, chemical compounds, clinical development business methods and software. We have filed or plan to file applications in other countries corresponding to most of our United States applications. As of December 31, 2002, we had 22 pending foreign filings, including eight pending Patent Cooperation Treaty, or PCT, filings.

We also have obtained licenses to other patents from academic institutions and pharmaceutical companies. As of December 31, 2002, we had exclusive license rights to 18 issued United States patents and seven pending United States patent applications, as well as corresponding foreign filings.

Pursuant to the terms of the Uruguay Round Agreements Act, patents issued from applications filed on or after June 8, 1995 have a term of 20 years from the date of filing, irrespective of how long it takes for the patent to issue. Because patent applications in the pharmaceutical industry often take a long time to issue, this method of patent term calculation can result in a shorter period of patent protection afforded to us compared to the prior method of term calculation (17 years from the date of issue). Under the Drug Price Competition and Patent Term Restoration Act of 1984 and the Generic Animal Drug and Patent Term Restoration Act, a patent that claims a product, use or method of manufacture covering drugs may be extended for up to five years to compensate the patent holder for a portion of the time required for FDA review. However, we might not be able to take advantage of the patent term extension provisions of this law.

In addition, we rely on trade secrets and continuing technological innovation, which we try to protect with reasonable business procedures for maintaining trade secrets, including confidentiality agreements with our collaborators, employees and consultants. We also have numerous trademark registration applications pending in the United States and other jurisdictions throughout the world.

Employees

At December 31, 2002, we employed approximately 5,300 professionals, of whom 4,850 were in the Development Group, 160 were in the Discovery Sciences Group and the remainder served in corporate operations functions. Of our staff, approximately 370 hold Ph.D., M.D., Pharm.D. or D.V.M. degrees and approximately 760 hold other masters or other postgraduate degrees. None of our employees are subject to a collective bargaining agreement. We believe that our relations with our employees are good.

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

Available Information

Our website address is www.ppdi.com. We make available free of charge through our website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission.

Competition

The drug development outsourcing industry consists of hundreds of smaller, limited-service providers and a number of full-service global drug development companies. The industry continues to experience consolidation and, in recent years, a group of large, full-service competitors has emerged. This trend of industry consolidation appears to have created greater competition among the larger companies for clients and acquisition candidates. In October 2002, our largest competitor, Quintiles Transnational Corp., announced that it had received an acquisition proposal from a company owned by its Chairman. In response, Quintiles formed a Special Committee of the Board of Directors to investigate strategic alternatives available to enhance shareholder value. This process and any subsequent acquisition of Quintiles could have a significant impact on the competitive landscape of the drug development industry.

In addition to competing with a number of other global, full-service companies, we also compete against some medium-sized companies, in-house research and development departments of pharmaceutical and biotechnology companies, as well as universities and teaching hospitals. In addition, the industry has few barriers to entry. Newer, smaller entities with specialty focuses, such as those aligned to a specific disease or therapeutic area, compete aggressively against larger companies for clients. Increased competition might lead to price and other forms of competition that might adversely affect our operating results.

Providers of outsourced drug development services and products compete on the basis of a number of factors, including reputation for on-time quality performance, expertise and experience in specific therapeutic areas, scope of service offerings, price, strengths in various geographic markets, technological expertise and systems, data management capabilities for time savings with data integrity, ability to acquire, process, analyze and report data in a time-saving accurate manner, ability to manage large-scale clinical trials both domestically and internationally, and expertise and experience in healthcare economics. Although there can be no assurance that we will continue to do so, we believe that we compete favorably in these areas.

As a general matter, the drug development services industry is not capital-intensive and the financial costs of entry into the industry are relatively low. Despite recent consolidation, this industry remains highly fragmented, with several hundred smaller, limited-service providers and a small number of full-service companies with global capabilities. Although there are few barriers to entry for smaller, limited-service providers, we believe there are significant barriers to becoming a global provider offering a broad range of services and products. These barriers include:

•	the cost and experience necessary to develop broad therapeutic expertise;
•	the ability to manage large, complex clinical trials;
•	the ability to deliver high quality consistently;
•	the experience to prepare regulatory submissions throughout the world; and
•	the infrastructure and knowledge to respond to the global needs of clients.

For specialty areas such as drug information and medical communications, informatics, analytical laboratory services and specialty central laboratory services, we compete in a market that has a myriad of niche providers. For the most part, these niche providers offer specialty services and products with a focus on a specific geographic region, a particular service or function and/or a specific stage or phase of drug development. By contrast, we provide our services on a global basis across functional areas.

Our Discovery Sciences Group competes principally on the basis of reputation, scientific and technical expertise, experience and qualifications of professional staff, quality of services, and ability to deliver quality products to the client’s specifications. The outsourced functional genomics, chemistry and preclinical research industry consists of several dominant providers and numerous smaller niche companies. Our Discovery Sciences Group faces significant competition from these companies, as well as competition from research teams funded internally by pharmaceutical and biotechnology companies. While we believe the trend to outsource research is increasing, the vast majority of research spending by these companies is for their own internal research personnel. As such, our ability to attract and retain qualified technical personnel, generate business with pharmaceutical or biotechnology companies and to continue to develop intellectual property are key components in our ability to compete successfully.

Government Regulation

Our clients are subject to extensive regulations by government agencies. Consequently, the services we provide for these clients must comply with relevant laws and regulations.

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

Human trials usually start on a small scale to assess safety and then expand to larger trials to test efficacy along with safety in the target population. The trials are generally conducted in three phases, which sometimes overlap, although the FDA may require a fourth phase as a condition of approval. After the successful completion of the first three clinical phases, a company requests approval for marketing its product by submitting a new drug application, or NDA. The NDA is a comprehensive, multi-volume filing that includes, among other things, the results of all pre-clinical and clinical studies, information about how the product will be manufactured and tested, additional stability data and proposed labeling. The FDA’s review can last from six months to many years, with the average review lasting 18 months. Once the NDA is approved, the product may be marketed in the United States subject to any conditions imposed by the FDA.

Laboratories such as ours that provide information that is included in INDs and NDAs, must conform to regulatory requirements that are designed to ensure the quality and integrity of the testing process. For example, our bioanalytical laboratories in Richmond, Virginia and Middleton, Wisconsin follow the FDA’s good laboratory practice regulations, or GLPs. These regulations have also been adopted by the Ministry of Health in the United Kingdom and by similar regulatory authorities in other countries. Our product analysis lab in Middleton, Wisconsin follows the FDA’s good manufacturing practice, or cGMP, regulations. For both GLP and cGMP, the regulations require standardization procedures for studies, for recording and reporting data, and for retaining appropriate records. To help ensure compliance with these regulations, we have established quality assurance at our laboratory facilities to monitor ongoing compliance by auditing test data and conducting regular inspections of testing procedures and our laboratory facilities.

In addition, laboratories that analyze human blood or other biological samples for the diagnosis and treatment of study subjects must comply with the Clinical Laboratory Improvement Act, or CLIA. CLIA requires laboratories to meet staffing, proficiency and quality standards. The laboratory in our Austin, Texas facility is CLIA-certified and also has a voluntary certification given by the American Society of Clinical Pathologists. Our specialty central clinical laboratories are accredited by the College of American Pathologists and maintain Center for Disease Control – National Heart, Lung and Blood Institute, or CDC-NHLBI, part 3 Standardization for lipid analysis in both the United States and Europe.

The industry standard for the conduct of clinical research is embodied in the FDA’s regulations for IRBs, investigators and sponsor/monitors, which collectively are termed the good clinical practices, or GCPs, by industry, and the GCP guidelines issued by ICH, which have been agreed upon by industry and regulatory representatives from the United States, European Union and Japan. Our global standard operating procedures are written in accordance with all FDA and ICH requirements. This enables our work to be conducted locally, regionally and globally to standards that meet all currently applicable regulatory requirements.

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

The Department of Health and Human Services has promulgated final regulations under the Health Insurance Portability and Accountability Act of 1996, or HIPAA, that will govern the disclosure of confidential medical information in the United States. The Privacy Rule, which governs disclosure of confidential information, was effective beginning April 14, 2001 and all companies subject to the Privacy Rule must comply with its provisions on or before April 14, 2003. We have had a global privacy policy in place since January 2001, which includes a designated privacy officer, and we believe that we are in compliance with the current EU and HIPAA requirements. Nevertheless, we will continue to monitor our compliance with these new regulations and will take appropriate steps to ensure compliance as these and other privacy regulations come into effect.

We are also subject to the Occupational Safety and Health Administration, or OSHA, and federal, state and local regulations that govern the use or disposal of toxic substances, biological wastes and radioactive materials.

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

Industry trends and economic factors that affect our primary customers, pharmaceutical and biotechnology companies, also affect our business. For example, the practice of many companies in these industries has been to hire companies like us to conduct large drug development projects. If these industries reduce their tendency to outsource those projects, our operations, financial condition and growth rate could be materially and adversely affected. In the past several years, mergers and other factors in the pharmaceutical industry appear to have slowed decision-making by pharmaceutical companies and delayed drug development projects. Continuation or increase of these trends could have an ongoing adverse effect on our business. In addition, numerous governments have undertaken efforts to control growing healthcare costs through legislation, regulation and voluntary agreements with medical care providers and pharmaceutical companies. If future regulatory cost containment efforts limit the profits that can be derived on new drugs, our customers might reduce their drug discovery and development spending, which could reduce our business.

Our revenue depends on a small number of industries and clients.

We provide services and products to the pharmaceutical and biotechnology industries and our revenue is highly dependent on expenditures by clients in these industries. Accordingly, our operations could be materially adversely affected by the current trend toward consolidation in these industries or other factors resulting in a decrease in the number of our potential customers. If the number of our potential customers declines even further, they might be able to negotiate price discounts or other terms for our services and products that are less favorable to us than has historically been the case. We have experienced customer concentration in the past; for example, in the year ended December 31, 2001, one customer accounted for 10.3% of our net revenue. In 2002, no single client accounted for more than 10% of our net revenues. We are likely to experience continued customer concentration in the future. The loss of business from a significant client could have a material adverse effect on our results of operations.

The majority of our customers contracts can be terminated upon short notice.

Most of our contracts are terminable by the client upon 30 to 90 days’ notice. Clients terminate or delay their contracts for a variety of reasons, including, but not limited to:

•	products being tested fail to satisfy safety requirements;
•	products have undesired clinical results;
•	the client decides to forego a particular study;
•	inability to enroll enough patients in the study;
•	inability to recruit enough investigators; or
•	production problems cause shortages of the drug.

The loss or delay of a large contract or multiple, smaller contracts could adversely affect our operating results.

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

Healthcare Providers

Our ability to maintain, expand or renew existing business with our customers and to get business from new customers, particularly in the drug development sector, depends on our ability to hire and retain healthcare providers with the skills necessary to keep pace with continuing changes in drug development technologies. Competition for experienced healthcare providers is intense. We compete with pharmaceutical and biotechnology companies, including our customers and collaborators, other contract research companies, and academic and research institutions, to recruit healthcare providers.

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

Our inability to hire additional qualified personnel might also require an increase in the workload for both existing and new personnel. We might not be successful in attracting new healthcare providers, scientists or management or in retaining or motivating our existing personnel. The shortage of experienced healthcare providers and scientists, or other factors, might lead to increased recruiting, relocation and compensation costs for these professionals, which might exceed our expectations. These increased costs might reduce our profit margins or make hiring new healthcare providers or scientists impracticable. If we are unable to attract and retain any of these personnel, our ability to execute our business plan will be adversely affected.

Our future success depends on our ability to keep pace with rapid technological changes that could make our services and products less competitive or obsolete.

The biotechnology and pharmaceutical industries generally and drug discovery and development more specifically are subject to increasingly rapid technological changes. Our competitors or others might develop technologies, services or products that are more effective or commercially attractive than our current or future technologies, services or products, or that render our technologies, services or products less competitive or obsolete. If competitors introduce superior technologies, services or products and we cannot make enhancements to ours to remain competitive, our competitive position, and in turn our business, revenues and financial condition, would be materially and adversely affected.

Any failure by us to comply with existing regulations would harm our reputation and operating results.

Any failure on our part to comply with existing regulations could result in the termination of ongoing research or the disqualification of data for submission to regulatory authorities. This would harm our reputation, our prospects for future work and our operating results. For example, if we were to fail to verify that informed consent is obtained from patient participants in connection with a particular clinical trial, the data collected from that trial could be disqualified, and we might be required to redo the trial at no further cost to our customer, but at a substantial cost to us. Furthermore, the issuance of a notice from the Food and Drug Administration based on a finding of a material violation by us of good clinical practice, good laboratory practice or good manufacturing practice requirements would materially and adversely affect us.

Proposed and future legislation or regulations might increase the cost of our business or limit our service or product offerings.

Federal or state authorities might adopt healthcare legislation or regulations that are more burdensome than existing regulations. These changes in regulation could increase our expenses or limit our ability to offer some of our services or products. For example, the confidentiality of patient-specific information and the circumstances under which it may be released for inclusion in our databases or used in other aspects of our business are subject to substantial government regulation. Additional legislation governing the possession, use and dissemination of medical record information and other personal health information has been proposed at both the state and national levels. Proposed federal regulations governing patient-specific health information might require us to implement new security measures that require substantial expenditures or limit our ability to offer some of our services and products. These regulations might also increase costs by creating new privacy requirements for our informatics business and mandating additional privacy procedures for our clinical research business.

We might lose business opportunities as a result of healthcare reform.

Numerous governments have undertaken efforts to control growing healthcare costs through legislation, regulation and voluntary agreements with healthcare providers and drug companies. Healthcare reform could reduce demand for our services and products and, as a result, our revenue. In the last few years, the United States Congress has reviewed several comprehensive health care reform proposals. The proposals intended to expand healthcare coverage for the uninsured and reduce the growth of total healthcare expenditures. Although Congress did not adopt any of the proposals, it might adopt similar proposals in the future. Congress has also considered and may adopt legislation that could have the effect of putting downward pressure on the prices that pharmaceutical and biotechnology companies can charge for prescription drugs. If Congress approves any such proposals, pharmaceutical and biotechnology companies might react by spending less on research and development. If this were to occur, we would have fewer business opportunities, which could reduce our earnings. Similarly, pending or future healthcare reform proposals outside the United States could negatively impact our revenues from our international operations.

The drug discovery and development services industry is highly competitive.

The drug discovery and development services industry is highly competitive. We often compete for business not only with other drug discovery and development companies, but also with internal discovery and development departments within our clients, who are often large pharmaceutical and biotechnology companies with greater resources than ours. We also compete with universities and teaching hospitals. If we do not compete successfully, our business will suffer. The industry is highly fragmented, with numerous smaller specialized companies and a handful of full-service companies with global capabilities. Increased competition might lead to price and other forms of competition that might adversely affect our operating results. As a result of competitive pressures, our industry has been consolidating. This trend is likely to produce more competition among the larger companies for both clients and acquisition candidates. In addition, there are few barriers to entry for smaller specialized companies considering entering the industry. Because of their size and focus, these companies might compete effectively against larger companies such as us, which could have a material adverse impact on our business.

Our business has experienced substantial expansion in the past and we must properly manage that expansion.

Our business has expanded substantially in the past. Rapid expansion could strain our operational, human and financial resources. If we fail to properly manage our expansion, our results of operations and financial condition might be hurt. In order to manage expansion, we must:

•	continue to improve our operating, administrative and information systems;
•	accurately predict our future personnel and resource needs to meet client contract commitments;
•	track the progress of ongoing client projects; and
•	attract and retain qualified management, sales, professional, scientific and technical operating personnel.

In addition, we have numerous business groups, subsidiaries and divisions. If we cannot properly manage these groups, subsidiaries or divisions, it will disrupt our operations.

We will face additional risks in expanding our foreign operations, as we learned from past expansions including the acquisitions of companies in Belgium and Singapore in 2002. Specifically, we might find it difficult to:

•	assimilate differences in foreign business practices;
•	hire and retain qualified personnel; and
•	overcome language barriers.

Future acquisitions or investments could disrupt our ongoing business, distract our management and employees, increase our expenses and adversely affect our business.

We anticipate that a portion of any future growth of our business might be accomplished by acquiring existing businesses, products or technologies. The success of any acquisitions will depend upon, among other things, our ability to integrate acquired personnel, operations, products and technologies into our organization effectively, to retain and motivate key personnel of acquired businesses and to retain their customers. In addition, we might not be able to identify suitable acquisition opportunities or obtain any necessary financing on acceptable terms. Any future acquisitions could involve other risks, including the assumption of additional liabilities and expenses, issuances of potentially dilutive equity securities or interest-bearing debt, transaction costs, reduction in our stock price as a result of any of these or because of market reaction to a transaction, and diversion of management’s attention from other business concerns.

Acquisitions of foreign companies, such as the companies we acquired in Belgium and Singapore in 2002, also might involve the additional risks of, among others, assimilating differences in foreign business practices and overcoming language barriers.

We have made and plan to continue to make investments in other companies. In many cases, there is no public market for the securities of these companies and we might not be able to sell these securities on terms acceptable to us, if at all. In addition, if these companies encounter financial difficulties, we might lose all or part of our investment. For example, in the first quarter of 2002 we recorded an impairment of equity investment of $32.0 million to write down the carrying value of our investment in DNA Sciences, Inc. for an other than temporary decline in value.

The fixed price nature of our development contracts could hurt our operating results.

The majority of our contracts for the provision of drug development services are at fixed prices. As a result, variations in the timing and progress of large contracts can materially affect results. In addition, we bear the risk of cost overruns unless the scope of activity is revised from the original bid specifications and we are able to negotiate a contract modification with the customer shifting the cost overrun to the customer. If we fail to adequately price our contracts or if we experience significant cost overruns, our operating results could be materially adversely affected. In the past, we have had to commit unanticipated resources to complete projects, resulting in lower gross margins on those projects. We might experience similar situations in the future, which would have a material adverse impact on our operating results.

Our drug development business exposes us to potential liability for personal injury claims that could affect our financial condition.

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

Our drug discovery and development activities involve the controlled use of potentially harmful biological materials, as well as hazardous materials, chemicals and various radioactive compounds. We cannot completely eliminate the risk of accidental contamination or injury from the use, storage, handling or disposal of these materials. In the event of contamination or injury, we could be held liable for damages that result, and any liability could exceed our ability to pay. Any contamination or injury could also damage our reputation, which is critical to getting new business. In addition, we are subject to federal, state and local laws and regulations governing the use, storage, handling and disposal of these materials and specified waste products. The cost of compliance with these laws and regulations could be significant.

If we are unable to attract suitable willing investigators and volunteers for our clinical trials, our development business might suffer.

Our clinical research studies rely upon the ready accessibility and willing participation of physician investigators and volunteer subjects. Investigators are typically located at hospitals, clinics or other sites and supervise administration of the study drug to patients during the course of a clinical trial. Volunteer subjects generally include people from the communities in which the studies are conducted, including our Phase 1 centers in Austin, Texas, and Leicester, England, which to date have provided a substantial pool of potential subjects for research studies. Our clinical research development business could be adversely affected if we were unable to attract suitable and willing investigators or volunteers on a consistent basis.

Our business is subject to international economic, currency, political and other risks that could negatively affect our revenue and results of operations.

Because we provide our drug development services worldwide, our business is subject to risks associated with doing business internationally. Our revenue from our non-U.S. operations represented approximately 20% of our total revenues for the year ended December 31, 2002. We anticipate that revenue from international operations will grow in the future. Accordingly, our future results could be harmed by a variety of factors, including:

•	changes in foreign currency exchange rates, which could result in foreign currency losses;
•	changes in a specific country’s or region’s political or economic conditions, including Western Europe, in particular;
•	potential negative consequences from changes in tax laws affecting our ability to expatriate profits;
•	difficulty in staffing and managing widespread operations; and
•	unfavorable labor regulations applicable to our European operations.

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

We established our drug discovery group in 1997 and have only limited experience with these activities and might not be successful in our drug discovery efforts. Our ability to generate revenue and income from our drug discovery business will depend on our ability to:

•	develop products internally or obtain rights to them from others on favorable terms;
•	complete laboratory testing and human studies;
•	obtain and maintain necessary intellectual property rights to our products;
•	obtain and maintain necessary regulatory approvals related to the efficiency and safety of our products;
•	enter into arrangements with third parties to manufacture our products on our behalf; and
•	enter into arrangements with third parties to provide sales and marketing functions.

Our future success in our drug discovery efforts will depend on our ability to enter into and perform collaborations with other companies.

To succeed in our drug discovery business, we will need to enter into collaborative arrangements, first to obtain rights to potential drug targets, and then for the development, manufacturing and commercialization of those products when and if they are approved. We have limited or no control over the resources that a company collaborating with us devotes to our product candidates. Any entity with which we collaborate might not perform its obligations as expected. These entities also might breach or terminate their agreements with us or otherwise fail to conduct their collaborative activities successfully and in a timely manner. Further, parties collaborating with us might elect not to develop our product candidates or not to devote sufficient resources to the development, manufacture, marketing or sale of these product candidates.

Our inability to adequately protect our intellectual property rights would hurt our business.

Our success will depend in part on our ability to protect the proprietary software, compositions, processes and other technologies we develop during drug discovery and the development process. In addition, one of our business strategies is to license rights to drug candidates and enter into collaborations with pharmaceutical and biotechnology companies for the development of drug candidates. The proprietary rights associated with these drug candidates must remain protected.

Any patents that we own or license in the future might not provide valuable protection for the technology or products. Our efforts to enforce and maintain our intellectual property rights might not be successful and might result in substantial costs and diversion of management time. In addition, others might challenge patents we control and, as a result, these patents could be narrowed, invalidated, rendered unenforceable or blocked. If blocked, we might be forced to stop using some or all of the technology or to license technology from third parties. In addition, current and future patent applications on which we depend might not result in the issuance of patents. Even if our rights are valid, enforceable and broad in scope, competitors might develop products based on similar technology that is not covered by our patent claims.

In addition to patent protection, we also rely on copyright, trademark and trade secrets protection, as well as know-how, continuing technological innovation and licensing opportunities. In an effort to maintain the confidentiality and ownership of our intellectual property, we require our employees, consultants and advisors to execute confidentiality and proprietary information agreements. However, these agreements might not provide us with adequate protection against improper use or disclosure of confidential information and there might not be adequate remedies in the event of unauthorized use or disclosure. Furthermore, from time to time we hire scientific personnel formerly employed by other companies involved in one or more areas similar to the activities we conduct. In some situations, our confidentiality and proprietary information agreements might conflict with, or be subject to, the rights of third parties with whom our employees, consultants or advisors have prior employment or consulting relationships. Although we require our employees and consultants to maintain the confidentiality of all confidential information of previous employers, these individuals or we might be subject to allegations of trade secret misappropriation or other similar claims as a result of their prior affiliations. Finally, others might independently develop substantially equivalent proprietary information, or otherwise gain access to our trade secrets. Our failure to protect our proprietary information and techniques might inhibit or limit our ability to exclude competitors from the market and to execute our business strategies.

The drug discovery and development industry has a history of patent and other intellectual property litigation, and we might be involved in costly intellectual property lawsuits.

The drug discovery and development industry has a history of patent and other intellectual property litigation, and these lawsuits will likely continue. Because we provide many different services and products in this industry and have rights to drugs, we face potential patent infringement suits by companies that have patents for similar products and methods used in business or other suits alleging infringement of their intellectual property rights. In order to protect or enforce our intellectual property rights, we might have to initiate legal proceedings against third parties. Legal proceedings relating to intellectual property would be expensive, take significant time and divert management’s attention from other business concerns, whether we win or lose. The cost of this kind of litigation could affect our profitability. Further, if we do not prevail in an infringement lawsuit brought against us, we might have to pay substantial damages, including treble damages, and we could be required to stop the infringing activity or obtain a license to use technology.

Our operations might be interrupted by the occurrence of a natural disaster or other catastrophic event.

We depend on our customers, and our laboratories and other facilities for the continued operation of our business. Although we have contingency plans in effect for natural disasters or other catastrophic events, these events, including terrorist attacks and natural disasters such as hurricanes or ice storms, could still disrupt our operations or those of our customers, which would also affect us. Even though we carry business interruption insurance policies and typically have provisions in our contracts that protect us in certain events, we might suffer losses as a result of business interruptions that exceed the coverage available under our insurance policies or for which we do not have coverage. Any natural disaster or catastrophic event in our facilities could have a significant negative impact on our operations.

Our operations might be affected if there was a disruption to the air travel system.

Our specialty central laboratories and some of our other businesses are heavily reliant on air travel for transport of clinical trial kits and other material and people, and disruption to the air travel system could have a material adverse effect on our business. While we have developed contingency plans for a variety of events that could disrupt or limit available air transportation, these plans might not be effective or sufficient to avert such a material adverse effect.

Because our stock price is volatile, our stock price could experience substantial declines.

The market price of our common stock has historically experienced and might continue to experience volatility. Our quarterly operating results, changes in general conditions in the economy or the financial markets and other developments affecting us or our competitors could cause the market price of our common stock to fluctuate substantially. In addition, in recent years, the stock market has experienced significant price and volume fluctuations. The market, and in particular pharmaceutical and biotechnology companies, has also experienced significant decreases in value. This volatility and the recent market decline have affected the market prices of securities issued by many companies, often for reasons unrelated to their operating performance, and might adversely affect the price of our common stock.

Item 2. Properties

As of December 31, 2002, we had 54 offices located in 24 countries spanning six continents. Our principal executive offices are located in Wilmington, North Carolina. We own and operate four facilities, including a 52-bed Phase 1 facility in Leicester, England, a building in Kersewell, Scotland, a laboratory building in Brussels, Belgium and a building in Durham, North Carolina. We lease all our other facilities. We believe that our facilities are adequate for our operations and that suitable additional space will be available when needed. The locations, approximate square footage and lease expiration dates of our operating facilities comprising more than 10,000 square feet as of December 31, 2002 were as follows:

Location	Group	Approximate Square Footage	Lease Expiration Date
Morrisville, North Carolina	Development and Discovery	289,000	11/15/05 – 1/23/15
Austin, Texas	Development	174,000	7/31/06 – 11/30/10
Wilmington, North Carolina	Development	146,000	2/01/05 – 8/31/09
Middleton, Wisconsin	Development and Discovery	100,000	7/31/10 – 11/30/11
Richmond, Virginia	Development	79,000	8/31/14
Highland Heights, Kentucky	Development	70,000	2/20/12
Menlo Park, California	Discovery	60,000	6/1/07
Blue Bell, Pennsylvania	Development	43,000	5/31/04 – 8/31/05
Granta Park, United Kingdom	Development	28,000	3/30/16
Brussels, Belgium	Development	28,000	9/30/08
San Bruno, California	Development	18,000	9/30/04
Maison Al Fort, France	Development	17,000	11/09/10
Hamilton Square, New Jersey	Development	16,000	5/31/07
Westminster, Colorado	Development	15,000	1/31/05
Columbia, Maryland	Development	12,000	7/31/03
Madrid, Spain	Development	12,000	8/30/06
Munich, Germany	Development	12,000	10/31/05
Warsaw, Poland	Development	12,000	9/30/04
Lawrenceville, New Jersey	Development	11,000	5/31/02
Johannesburg, South Africa	Development	11,000	10/30/02

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

Item 4. Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2002.

Executive Officers

The following table contains information concerning our executive officers as of February 3, 2003:

Name	Age	Position(s)
Fredric N. Eshelman., Pharm.D.	54	Vice Chairman, Chief Executive Officer
Fred B. Davenport, Jr.	51	President, Assistant Secretary
Paul S. Covington, M.D.	46	Executive Vice President – Development
Linda Baddour	44	Chief Financial Officer, Treasurer, Assistant Secretary
W. Richard Staub	40	Senior Vice President – Global Business Development

Fredric N. Eshelman, Pharm.D., has served as Chief Executive Officer and as a director since July 1990, and as Vice Chairman of the Board of Directors since 1993. Dr. Eshelman founded our company’s predecessor in 1985 and served as its Chief Executive Officer until 1989. Prior to rejoining us in 1990, Dr. Eshelman served as Senior Vice President, Development and as a director of Glaxo Inc., a subsidiary of Glaxo Holdings plc.

Fred B. Davenport, Jr. is our President and Assistant Secretary. Mr. Davenport joined PPD as General Counsel in December 1996. In January 2001, Mr. Davenport was promoted to Executive Vice President and to President in January 2002. Prior to his employment by us, Mr. Davenport was a partner in the Wilmington, North Carolina law firm of Murchison, Taylor, and Gibson, L.L.P., which he joined in 1977. Mr. Davenport was also a member of the faculty of the University of North Carolina at Wilmington’s Cameron School of Business Administration from 1982 to 1991.

Paul S. Covington, M.D. is our Executive Vice President – Development. Dr. Covington joined us in September 1991 as a Medical Director. He is board certified in internal medicine and licensed in North Carolina and Alabama. Prior to joining us, Dr. Covington was in private practice in Clanton, Alabama from 1985 to 1990 where he served as Chief of Staff and Director of Critical Care and Cardiopulmonary for the local hospital. From 1991 to 1992, he was Medical Director for the Birmingham site of Future Healthcare Research Centers.

Linda Baddour is our Chief Financial Officer, Treasurer, and Assistant Secretary. Ms. Baddour joined PPD in December 1995. In 1997, Ms. Baddour was promoted to Chief Accounting Officer. Prior to her employment by us, Ms. Baddour was the Controller for Cooperative Bank for Savings Inc. from 1980 to 1995. Ms. Baddour is a Certified Public Accountant and received her Master in Business Administration from the University of North Carolina at Wilmington.

W. Richard Staub is our Senior Vice President – Global Business Development. Mr. Staub joined PPD as Director, Business Development Phase 2-4, in January 1997. He has subsequently been promoted through numerous management positions in Business Development including Executive Director and Vice President, Business Development, Phase 2-4, the Americas. Prior to his employment by us, Mr. Staub spent nine years at Zeneca Pharmaceuticals, holding positions in sales, market research and product marketing.

PART II

Item 5. Market for the Registrant’s Common Equity and Related Stockholder Matters

Our common stock is traded under the symbol “PPDI” in the over-the-counter market and is quoted on the Nasdaq National Market System. The following table sets forth the high and low prices for shares of our common stock, as reported by the National Association of Securities Dealers, Inc., for the periods indicated. These prices are based on quotations between dealers, which do not reflect retail mark-up, mark-down or commissions.

	2001		2002
	High	Low	High	Low
First Quarter	$28.096	$16.844	$35.310	$26.860
Second Quarter	$38.360	$18.469	$34.900	$22.100
Third Quarter	$38.000	$19.400	$26.340	$16.060
Fourth Quarter	$33.750	$22.670	$31.700	$19.250

As of February 3, 2003, there were approximately 17,900 holders of our common stock.

We have never declared or paid any cash dividends as a public company. Furthermore, we have no present plans to pay cash dividends to our shareholders and, for the foreseeable future, intend to retain all of our earnings for use in continuing to develop our business. The declaration of dividends is within the discretion of our Board of Directors and is dependent upon our earnings, financial condition and capital requirements, as well as any other factors deemed relevant by the Board of Directors.

Item 6. Selected Consolidated Financial Data

The following table represents selected historical consolidated financial data. The statement of operations data for the years ended December 31, 2000, 2001 and 2002 and balance sheet data at December 31, 2001 and 2002 are derived from our audited consolidated financial statements included elsewhere in this report. The statement of operations data for each of the years ended December 31, 1998 and 1999, and the balance sheet data at December 31, 1998, 1999 and 2000 are derived from audited consolidated financial statements not included in this report. The historical results are not necessarily indicative of the operating results to be expected in the future. The selected financial data should be read together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and notes to the financial statements.

	Years Ended December 31,
	1998	1999	2000	2001	2002
	(in thousands, except per share data)
Net revenues	$263,118	$328,414	$372,650	$460,633	$608,657

Operating expenses	237,495	291,488	329,103	388,041	500,212
Merger costs, and acquired in-process research and development costs	3,163	218	—	—	—

	240,658	291,706	329,103	388,041	500,212

Income from operations	22,460	36,708	43,547	72,592	108,445
Impairment of equity investments	—	—	—	—	(33,787)
Other income, net	3,588	4,337	7,284	5,414	3,989

Income from continuing operations before provision for income taxes	26,048	41,045	50,831	78,006	78,647
Provision for income taxes	9,448	12,154	18,521	28,747	38,645

Income from continuing operations before equity in net loss of investee	16,600	28,891	32,310	49,259	40,002
Equity in net loss of investee, net of income taxes	—	—	—	92	105

Net income from continuing operations	16,600	28,891	32,310	49,167	39,897
Income (loss) from operations of discontinued environmental sciences segment, net (1)	4,614	(395)	—	—	—

Net income	$21,214	$28,496	$32,310	$49,167	$39,897

Income from continuing operations per share:
Basic	$0.35	$0.59	$0.65	$0.95	$0.73

Diluted	$0.34	$0.58	$0.64	$0.94	$0.72

Income (loss) from discontinued operations per common share:
Basic	$0.10	$(0.01)	$—	$—	$—

Diluted	$0.10	$(0.01)	$—	$—	$—

Net income per common share:
Basic	$0.44	$0.58	$0.65	$0.95	$0.73

Diluted	$0.44	$0.57	$0.64	$0.94	$0.72

Weighted average number of common shares outstanding:
Basic	47,982	49,132	49,930	51,689	54,710
Dilutive effect of stock options	338	574	424	805	633

Diluted	48,320	49,706	50,354	52,494	55,343

	As of December 31,
	1998	1999	2000	2001	2002
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$34,821	$61,251	$76,411	$143,173	$181,224
Working capital (2)	93,309	104,973	106,903	152,829	187,696
Total assets	243,329	288,703	344,915	465,400	692,120
Long-term debt	224	359	1,353	1,871	6,649
Long-term debt, including current portion	5,656	570	1,967	3,074	8,406
Shareholders’ equity	158,769	192,464	233,943	302,635	440,337

(1)	The discontinued operations include the environmental sciences group sold in January 1999. All prior periods have been restated to reclassify the results of operations of the environmental sciences group to discontinued operations.

(2)	Working capital is calculated as current assets minus current liabilities.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis is provided to increase understanding of, and should be read in conjunction with, the consolidated financial statements and accompanying notes. In this discussion, the words “PPD”, “we”, “our” and “us” refer to Pharmaceutical Product Development, Inc., together with its subsidiaries where appropriate.

Forward-looking Statements

This Form 10-K contains forward-looking statements within the meaning of the federal securities laws. These statements relate to future events or our future financial performance. Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events or performances, expectations, predictions, assumptions and other statements that are not statements of historical facts. In some cases, you can identify forward-looking statements by terminology such as “might”, “will”, “should”, “expect”, “plan”, “anticipate”, “believe”, “estimate”, “predict”, “intend”, “potential” or “continue”, or the negative of these terms, or other comparable terminology. These statements are only predictions. These statements rely on a number of assumptions and estimates which could be inaccurate and which are subject to risks and uncertainties. Actual events or results might differ materially due to a number of factors, including those listed in “Potential Volatility of Quarterly Operating Results and Stock Price” and in “Part I Item 1. Business – Factors that Might Affect our Business or Stock Price”. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. We generally undertake no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

Acquisitions

In February 2002, PPD acquired 100% of the outstanding common stock of Medical Research Laboratories International, Inc. (“MRL U.S.”) and Medical Research Laboratories International, BVBA (“MRL Belgium”), collectively, “MRL”. MRL is part of the Development Group of PPD. MRL U.S. operates a central laboratory near Cincinnati, Ohio, and MRL Belgium operates a central laboratory in Brussels, Belgium. MRL provides highly standardized efficacy and safety testing services for pharmaceutical companies engaged in clinical drug development. PPD acquired MRL for total consideration of $113.1 million, including $39.0 million in cash, $73.5 million in PPD’s common stock (approximately 2.6 million unregistered shares) and direct acquisition costs of $0.6 million for legal, appraisal and accounting fees.

In April 2002, PPD acquired Piedmont Research Center II, Inc, or PRC, a cancer research laboratory based in Morrisville, North Carolina that performs preclinical evaluations of anti-cancer therapies. The research facility serves national and international pharmaceutical and biotechnology companies. PRC is part of the Discovery Sciences Group of PPD. PPD acquired PRC for total consideration of $19.6 million, including $2.4 million in cash, $17.1 million in PPD’s common stock (0.5 million unregistered shares) and direct acquisition costs of $0.1 million for legal and accounting fees.

In June 2002, PPD acquired Complete Software Solutions, Inc., or CSS, a technical consulting firm offering a full range of implementation, validation and training services as well as specialized software for pharmaceutical and biotechnology industries. CSS is part of the Development Group of PPD. PPD acquired CSS for total consideration of $16.8 million in cash.

In June 2002, PPD acquired ProPharma Pte Ltd., an Asian-based clinical research organization with extensive experience in managing pan-Asian clinical trials. ProPharma is part of the Development Group of PPD. PPD acquired ProPharma for total consideration of $3.0 million in cash. In addition, PPD agreed to pay up to $1.4 million as additional purchase price, depending upon the financial performance of ProPharma for a specified period following the acquisition.

These acquisitions were accounted for using the purchase method, utilizing appropriate fair value techniques to allocate the purchase price based on the estimated fair values of the assets and liabilities. Accordingly, the estimated fair value of assets acquired and liabilities assumed were included in PPD’s consolidated balance sheet as of the effective date of the acquisitions. The results of operations are included in PPD’s consolidated results of operations as of and since the effective dates of the acquisitions. There were no significant differences between the accounting policies of PPD or any of the companies acquired in these acquisitions. For further details regarding these acquisitions, see Note 2 of Notes to Consolidated Financial Statements.

Results of Operations

We recognize revenues from fixed-price contracts on a proportional performance basis in our Development Group. To measure the performance, we compare actual direct costs incurred to estimated total contract direct costs, which is the best indicator of the performance of the contract obligations as the costs relate to the labor hours incurred to perform the service. We recognize revenues from time-and-materials contracts as hours are incurred, multiplied by the billable rates for each contract in both our Development Group and Discovery Sciences Group. For our Phase 1 and laboratory businesses, we also recognize revenues from unitized contracts as subjects or samples are tested, multiplied by the price of each.

In connection with the management of multi-site clinical trials, we pay on behalf of our customers fees to investigators and test subjects, and other out-of-pocket costs, such as travel, printing, meetings, couriers, etc., for which we are reimbursed at cost. Effective January 1, 2002, in connection with the required implementation of EITF 01-14, amounts paid by us as a principal for out-of-pocket costs are now included in direct costs, while the reimbursements we receive as a principal are reported as reimbursed out-of-pocket revenues in the income statement. We plan to continue to net revenue and expense in the income statement from fees and associated reimbursements that we receive as an agent. Prior year amounts have been reclassified to conform with current year presentation.

Most contracts are terminable either immediately or after a specified period following notice by the client. These contracts typically require payment to us of expenses to wind down a study, payment to us of fees earned to date, and in some cases, a termination fee or some portion of the fees or profit that we could have earned under the contract if it had not been terminated early.

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

Depreciation expenses consist of depreciation costs recorded on a straight-line method, based on estimated useful lives of 40 to 50 years for buildings, five years for laboratory equipment, three years for computers and related equipment and four to ten years for furniture and equipment, except for our airplane, which we are depreciating over 30 years. Leasehold improvements are depreciated over the shorter of the respective lives of the leases or the useful lives of the improvements. Property under capital leases is depreciated over the life of the lease or the service life, whichever is shorter.

Amortization expenses consist of amortization costs recorded on intangible assets on a straight-line method over the life of the intangible assets. The excess of the purchase price of a business acquired over the fair value of net tangible assets, identifiable intangible assets and acquired in-process research and development costs at the date of the acquisition has been assigned to goodwill. Goodwill was being amortized over periods of 10 to 25 years prior to January 1, 2002. In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets”, or SFAS No. 142. We adopted SFAS No. 142 as of January 1, 2002 and no longer amortize goodwill. The provisions of this accounting standard also require the completion of a transitional impairment test within six months of adoption. We completed the transitional impairment test as of January 1, 2002 and the annual impairment test as of October 1, 2002 and did not identify any impairments of goodwill. These tests involved determining the fair market value of each of the reporting units with which the goodwill was associated and comparing the estimated fair market value of each of the reporting units with its carrying amount. Amortization expense related to goodwill for 2001 was $0.9 million.

The following tables set forth amounts for certain items in our consolidated financial statements expressed as a percentage of net revenue, before reimbursed out-of-pockets, from continuing operations and the percentage changes in dollar amounts of certain items compared with the prior period. The following tables exclude revenue and costs related to reimbursable out-of-pocket expenses because they are not generated by the services we provide, do not yield any gross profit to us, and do not have any impact on our net income. Thus, we believe this information is useful to our investors because it presents the revenue and expenses that are directly attributable to the services we provide to our clients and provides a more accurate picture of our operations results and margins.

Percentage of Net Revenue, before reimbursed out-of-pockets, from continuing operations

	For the Years Ended December 31,
	2000		2001		2002
	Amount	%	Amount	%	Amount	%
	(dollars in thousands)
Net revenue: (1)
Development	$330,516	95.7%	$403,701	93.5%	$545,139	96.9%
Discovery sciences	14,802	4.3	27,840	6.5	17,510	3.1

	345,318	100.0	431,541	100.0	562,649	100.0
Direct costs: (1)
Development	166,586	48.3	196,078	45.5	261,169	46.4
Discovery sciences	5,978	1.7	11,794	2.7	7,831	1.4

	172,564	50.0	207,872	48.2	269,000	47.8
Research and development expenses	2,791	0.8	4,422	1.0	10,540	1.9
Selling, general and administrative expenses	109,183	31.6	126,391	29.3	150,433	26.7
Depreciation	16,291	4.7	19,200	4.5	23,189	4.1
Amortization	942	0.3	1,064	0.2	1,042	0.2

Operating income	$43,547	12.6%	$72,592	16.8%	$108,445	19.3%

	Percentage Change For the Years Ended December 31,
	2001 vs. 2000	2002 vs. 2001
Net revenue: (1)
Development	22.1%	35.0%
Discovery sciences	88.1	(37.1)
Total net revenue	25.0	30.4
Direct costs: (1)
Development	17.7	33.2
Discovery sciences	97.3	(33.6)
Research and development expenses	58.4	138.4
Selling, general and administrative expenses	15.8	19.0
Depreciation	17.9	20.8
Amortization	13.0	(2.1)

(1)	Does not include reimbursed out-of-pockets and reimbursable out-of-pocket expenses. GAAP is defined as generally accepted accounting principles in the United States.

Reconciliation of Non-GAAP numbers	For the Years Ended December 31,
	2000	2001	2002
Total net revenue per statement of operations	$372,650	$460,633	$608,657
Less: reimbursed out-of-pockets	27,332	29,092	46,008

Total net revenue per schedule above	$345,318	$431,541	$562,649

Total direct costs per statement of operations	$199,896	$236,964	$315,008
Less: reimbursable out-of-pocket expenses	27,332	29,092	46,008

Total direct costs per schedule above	$172,564	$207,872	$269,000

Year Ended December 31, 2002 Versus Year Ended December 31, 2001

Net revenue increased $148.0 million in 2002, or 32.1%, to $608.7 million from $460.6 million for 2001. Net revenue, before reimbursed out-of-pockets, increased $131.1 million in 2002, or 30.4%, to $562.6 million from net revenue, before reimbursed out-of-pockets, of $431.5 million for 2001. The Development Group’s operations accounted for 96.9% of net revenue for 2002. The Development Group generated net revenue of $545.1 million, an increase of $141.4 million, or 35.0%, from 2001. The increase in the Development Group’s net revenue was primarily attributable to an increase in the size and number of contracts in the global contract research organization, or CRO, Phase 2 through 4 services. In addition, acquisitions in the Development Group completed during 2002 contributed net revenue of $49.4 million for 2002.

The Discovery Sciences Group generated net revenue of $17.5 million in 2002, a decrease of $10.3 million, or 37.1%, from 2001. The higher 2001 Discovery Sciences’ net revenue was primarily attributable to a milestone payment generated in the first quarter of 2001 from sublicensing the compound dapoxetine to ALZA Corporation, now a part of Johnson & Johnson.

Total direct costs increased 32.9% to $315.0 million in 2002 from $237.0 million in 2001. Total direct costs, excluding reimbursable out-of-pocket expenses, increased 29.4% to $269.0 million in 2002 from $207.9 million in 2001, and decreased slightly as a percentage of net revenue to 47.8% in 2002 from 48.2% for 2001. Development Group direct costs increased to $261.2 million in 2002 as compared to $196.1 million for 2001. This increase resulted primarily from increased personnel costs due to the increase in the size and number of contracts in the global CRO Phase 2 through 4 services and the direct costs associated with acquisitions completed during 2002. Development Group direct costs decreased as a percentage of related net revenue from 48.6% in 2001 to 47.9% in 2002. This decrease was principally due to the mix of levels of personnel involved in the contracts performed, variations in the utilization of personnel and the mix of contracts being performed during each period. Discovery Sciences direct costs decreased to $7.8 million in 2002 as compared to $11.8 million for 2001. The higher 2001 Discovery Sciences direct costs were primarily due to the costs associated with sublicensing dapoxetine to ALZA in the first quarter of 2001.

R&D expenses increased 138.4% to $10.5 million in 2002 from $4.4 million in 2001. This increase was primarily attributable to an increase in spending on R&D in the Discovery Sciences Group to develop intellectual property. As of the end of 2002, the Discovery Sciences Group had almost doubled the number of employees working on internal R&D projects as compared to the end of 2001. We expect internal R&D spending to continue to increase in both target validation and the chemistry GGTase programs.

SG&A expenses increased 19.0% to $150.4 million in 2002 from $126.4 million in 2001. The increase was primarily attributable to additional administrative personnel costs and an increase in recruiting, travel and training costs associated with new operational employees hired to support our expanding operations. As a percentage of net revenue, excluding reimbursed out-of-pockets, SG&A expenses decreased to 26.7% in 2002 from 29.3% for 2001. This decrease is primarily attributable to the increase in revenue, and to a smaller extent, to increased efficiencies as our operations expand.

Depreciation expense increased $4.0 million, or 20.8%, to $23.2 million in 2002 from $19.2 million in 2001. The increase was related to the depreciation of the increased investment in property and equipment due primarily to our growth. Capital expenditures were $36.5 million in 2002. The majority of our capital investment in 2002 was due to additional facility and equipment costs to increase laboratory capacity, costs to enhance and expand our information technology capacity and computer software and hardware for new employees.

Amortization expense was $1.1 million in 2001 and $1.0 million in 2002. During 2002, amortization of backlog associated with the acquisition of MRL accounted for $0.9 million of the amortization expense. During 2001, amortization of goodwill accounted for $0.9 million of the amortization expense. We adopted SFAS No. 142 as of January 1, 2002 and no longer amortize goodwill in our financial statements. See Note 5 of Notes to Consolidated Financial Statements for a more detailed discussion of SFAS 142.

Operating income increased $35.9 million to $108.4 million in 2002, as compared to $72.6 million in 2001. As a percentage of net revenue, excluding reimbursed out-of-pockets, operating income increased to 19.3% of net revenue in 2002 from 16.8% in 2001. This increase was primarily due to our revenue growth and our focus on controlling the increase in both direct and administrative costs.

During the first quarter of 2002, we recorded a $32.0 million write-down of the carrying value of our investment in DNA Sciences, Inc. for an other than temporary decline in value. Our investment in DNA Sciences was deemed to be impaired as a result of historical and projected performance, cash needs and an independent valuation of the market value of DNA Sciences. During the fourth quarter of 2002, we recorded an impairment of equity investment of $1.8 million to write down the carrying value of our investments in Gallery Systems, Inc. (formerly Digital Arts and Sciences Corporation) and IntraBiotics Pharmaceuticals, Inc. for an other than temporary decline in value.

Our provision for income taxes increased $9.9 million, or 34.4%, to $38.6 million in 2002, as compared to $28.7 million in 2001. We recorded a net tax benefit of $2.3 million and a deferred tax valuation allowance of $11.2 million associated with the $33.8 million impairment of equity investments. This valuation allowance was recorded due to the uncertainty of utilizing the capital loss benefit prior to the expiration of the loss carryforward period. Our effective income tax rate, excluding this $2.3 million tax benefit and the related impairment expense of $33.8 million, remained constant at approximately 36.5%.

Net income of $39.9 million in 2002 represents a decrease of $9.3 million from $49.2 million in 2001. This includes $33.8 million of impairment of equity investments and $2.3 million related to tax benefit. Net income per diluted share of $0.72 in 2002 represents a decrease from $0.94 in net income per diluted share in 2001. Net income per diluted share of $0.72 in 2002 includes a loss of $0.57 related to the impairment of equity investments and the tax benefit associated with this write-down.

Year Ended December 31, 2001 Versus Year Ended December 31, 2000

Net revenue increased $87.9 million in 2001, or 23.6%, to $460.6 million from $372.7 million for 2000. Net revenue, before reimbursed out-of-pockets, increased $86.2 million in 2001, or 25.0%, to $431.5 million from net revenue, before reimbursed out-of-pockets, of $345.3 million in 2000. The Development Group’s operations accounted for 93.5% of net revenue for 2001. The Development Group generated net revenue of $403.7 million, an increase of $73.2 million, or 22.1%, from 2000. The increase in the Development Group’s net revenue was primarily attributable to an increase in the size, scope and number of contracts in the global CRO Phase 2 through 4 services, as well as the increase in the number of contracts in the North America laboratory services.

The Discovery Sciences Group generated net revenue of $27.8 million in 2001, an increase of $13.0 million, or 88.1%, from 2000. The growth in the Discovery Sciences’ operations was primarily attributable to revenue generated from sublicensing the compound dapoxetine to ALZA Corporation in the first quarter of 2001 and the payments from Eli Lilly and Company in 2001 for relinquishing our rights to all compounds other than dapoxetine licensed by us in 1998.

Total direct costs increased 18.5% to $237.0 million in 2001 from $199.9 million in 2000. Total direct costs, excluding reimbursable out-of-pocket expenses, increased 20.5% to $207.9 million in 2001 from $172.6 million for 2000 and decreased as a percentage of net revenue to 48.2% in 2001 as compared to 50.0% in 2000. The Development Group’s direct costs increased to $196.1 million in 2001 as compared to $166.6 million in 2000. This increase resulted primarily from increased personnel costs due to the increase in the size and number of contracts in the global CRO Phase 2 through 4 services. The Development Group’s direct costs decreased as a percentage of related net revenue to 48.6% in 2001 from 50.4% in 2000. This decrease is principally due to the mix of levels of personnel involved in the contracts performed, variations in the utilization of personnel and the mix of contracts being performed during each period. Discovery Sciences’ direct costs increased to $11.8 million in 2001 as compared to $6.0 million in 2000. This increase was primarily due to the costs associated with sublicensing dapoxetine and the increase in the functional genomics services’ direct costs associated with its increased FTE revenue.

R&D expenses increased 58.4% to $4.4 million in 2001 from $2.8 million in 2000. This increase was primarily due to the increase in spending on R&D in the Discovery Sciences Group. As of the end of 2001, the

Discovery Sciences Group had more than double the number of employees working on R&D as compared to the end of 2000.

SG&A expenses increased 15.8% to $126.4 million in 2001 from $109.2 million in 2000. The increase was primarily attributable to additional administrative personnel costs and an increase in recruiting and training costs associated with new hires to support our expanding operations. As a percentage of net revenue, excluding reimbursed out-of-pockets, SG&A expenses decreased to 29.3% in 2001 from 31.6% in 2000. This decrease is primarily attributable to the increase in revenue and, to a smaller extent, to increased efficiencies as our operations expand.

Depreciation expense increased $2.9 million, or 17.9%, to $19.2 million in 2001 from $16.3 million in 2000. The increase was related to the depreciation on the increased investment in property and equipment due primarily to our growth. Capital expenditures were $41.9 million in 2001 as compared to $21.5 million in 2000. The majority of our capital investment in 2001 was for the acquisition of a new airplane to replace our previous plane, which was more than 27 years old, additional facility costs related to our laboratories to increase capacity, additional software licenses related to our increase in headcount and additional scientific equipment in our laboratories.

Amortization expense remained relatively consistent at approximately $1.1 million in 2001 as compared to $0.9 million for 2000. During 2001 and 2000, amortization of goodwill accounted for $0.9 million of the amortization expense.

Operating income increased $29.1 million to $72.6 million in 2001, as compared to $43.5 million in 2000. As a percentage of net revenue, excluding reimbursed out-of-pockets, operating income increased to 16.8% of net revenue in 2001 from 12.6% in 2000. This increase was primarily due to our revenue growth and our focus on controlling the increase in both direct and administrative costs.

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

In October 2001, we made an investment in Apothogen, Inc. Given the involvement of the Chairman of our Board of Directors and our Chief Executive Officer in Apothogen, we were accounting for our investment in Apothogen under the equity method of accounting. Equity in net loss of investee, net of income taxes, was $0.1 million for 2001. In April 2002, Apothogen was acquired by IntraBiotics Pharmaceuticals, Inc. and we received IntraBiotics common stock in exchange for our stock in Apothogen. The investment in IntraBiotics no longer qualifies for equity method accounting.

Net income of $49.2 million in 2001 represents an increase of $16.9 million over $32.3 million in 2000. Net income per diluted share of $0.94 in 2001 represents an increase from $0.64 in net income per diluted share in 2000.

Liquidity and Capital Resources

As of December 31, 2002, we had $181.2 million of cash and cash equivalents on hand. Our expected primary cash needs on both a short and long-term basis are for capital expenditures, expansion of services, possible acquisitions, geographic expansion, working capital and other general corporate purposes. We have historically funded our operations and growth, including acquisitions, with cash flow from operations, borrowings and sales of our stock. We are exposed to changes in interest rates on cash equivalents and amounts outstanding under notes payable, notes receivable and lines of credit. Our cash and cash equivalents are invested in financial instruments that are rated A or better by Standard & Poor’s or Moody’s and earn interest at market rates.

In 2002, our operating activities provided $105.8 million in cash as compared to $101.3 million last year. The increase in cash flow from operations is primarily due to an increase in our net revenues, an increase in operating margins as a percentage of net revenues and our effort to control accounts receivable. In 2002, net income of $39.9 million, impairment of equity investments of $33.8 million, depreciation and amortization of $24.2 million and a net increase of $8.8 million in net operating assets and liabilities were partially offset by the $1.6 million decrease in deferred income taxes.

In 2002, our investing activities used $78.8 million in cash. The net cash used for acquisitions of $50.6 million, purchases of investments of $8.8 million and capital expenditures of $36.5 million were partially offset by $17.0 million received from the repayment of notes receivable.

In 2002, our financing activities provided $6.1 million in cash, as net proceeds from stock option exercises and purchases under our employee stock purchase plan totaling $7.5 million and proceeds from long-term debt of $1.5 million were partially offset by $2.9 million in repayments of capital lease obligations.

Working capital as of December 31, 2002 was $187.7 million, compared to $152.8 million at December 31, 2001. The increase in working capital was due primarily to the increase in accounts receivable and unbilled services, net, of $59.2 million and the increase in cash of $38.1 million which were partially offset by the increase in unearned income of $32.2 million, the increase in payables to investigators of $12.7 million and the increase in other accrued expenses of $19.1. The number of days’ revenue outstanding in accounts receivable and unbilled services, net of unearned income, also known as DSO, were 35.4 and 43.0 days as of December 31, 2002 and December 31, 2001, respectively. This improvement is a result of a focused effort by management on improving the accounts receivable collection process along with temporary improved terms regarding investigator fee down payments. We expect DSO in the future will fluctuate depending on the mix of contracts performed within a quarter and our success in collecting receivables.

We maintain a defined benefit pension plan for certain employees and former employees in the United Kingdom. The projected benefit obligation for the benefit plan at December 31, 2002 and December 31, 2001, as determined in accordance with SFAS No. 87, “Employers Accounting for Pensions”, was $19.8 million and $14.8 million, respectively, and the value of the plan assets was $13.3 million and $14.2 million, respectively. As a result, the plan was under-funded by $6.5 million at December 31, 2002 and by $0.6 million at December 31, 2001. Due to the decline in the fair market value of the plan asset, it is likely that the amount of our contributions to the plan will increase from the $1.0 million of contributions made in 2002. In addition, we expect the pension cost to be recognized in the financial statements will decrease from the $1.3 million recognized in 2002 to approximately $1.2 million in 2003.

The expense to be recognized in future periods could increase further, depending upon the amount of the change in fair market value of the plan assets and the change in the projected benefit obligation.

The decrease in the market value of plan assets is likely to cause the amount of the under-funded status to increase. Though we have not yet determined the exact amount of such under-funding, after completion of the actuarial valuations in 2003 we could be required to record an additional reduction to shareholders’ equity. We recorded a reduction to shareholders’ equity in 2002 of $5.5 million. However, we do not believe the under-funded status of the pension plan will materially affect our results of operations, financial position or cash flows. Moreover, given the impact that the discount rate and stock market performance have on the projected benefit obligation and market value of plan assets, future changes in either one of these may significantly reduce or increase the amount of our pension plan under-funding.

In June 2002, we amended our revolving credit facility for $50.0 million from Wachovia Bank, N.A., formerly known as First Union National Bank. The purpose of the amendment was to extend the expiration date. Indebtedness under the facility is unsecured and subject to traditional covenants relating to financial ratios. Borrowings under this credit facility are available to provide working capital and for general corporate purposes. As of December 31, 2002, there was no amount outstanding under this credit facility. This credit facility is currently scheduled to expire in June 2003, at which time any outstanding balance will be due.

In July 2002, we entered into a new revolving credit facility for $50.0 million with Bank of America, N. A. Indebtedness under the facility is unsecured and subject to traditional covenants relating to financial ratios. Borrowings under this credit facility are available to provide working capital and for general corporate purposes. As of December 31, 2002, there was no amount outstanding under this credit facility. This credit facility is currently scheduled to expire in June 2003, at which time any outstanding balance will be due.

In April 2000, we made an investment in Spotlight Health, Inc., formerly known as ADoctorInYourHouse.com. In January 2001, we entered into an agreement with Spotlight Health and Wachovia Bank, N.A. to guarantee a revolving $2.0 million line of credit provided to Spotlight Health by Wachovia. Indebtedness under the line is unsecured and subject to traditional covenants relating to financial ratios. As of December 31, 2002, Spotlight Health had $2.0 million outstanding under this credit facility. This credit facility is currently scheduled to expire in June 2003, at which time any outstanding balance will be due. We review the financial statements of Spotlight Health on a quarterly basis to determine if it has sufficient financial resources to continue operations. While we do not have current concerns regarding Spotlight Health’s ability to repay this facility, should events and circumstances in the future change Spotlight Health might not be in the position to repay the facility and Wachovia might attempt to collect on our guaranty of this facility.

We expect to continue expanding our operations through internal growth and strategic acquisitions. We expect these activities will be funded from existing cash, cash flow from operations and borrowings under our existing or future credit facilities. We believe that these sources of liquidity will be sufficient to fund our operations for the foreseeable future, but offer no assurances. From time to time, we evaluate potential acquisitions and other growth opportunities, which might require additional external financing, and we might seek funds from public or private issuances of equity or debt securities. In particular, our sources of liquidity could be affected by our dependence on a small number of industries and clients, compliance with regulations, international risks, personal injury, environmental or intellectual property claims, as well as other factors described under “Factors that Might Affect our Business or Stock Price”, “Potential Volatility of Quarterly Operating Results and Stock Price”, “Quantitative and Qualitative Disclosures about Market Risk”, and “Critical Accounting Policies and Estimates”.

Contractual Obligations and Commercial Commitments

Future minimum payments for all contractual obligations for years subsequent to December 31, 2002 are as follows (in thousands):

	Total	2003	2004 - 2005	2006 - 2007	2008 and thereafter

Long-term debt, including interest payments	$11,112	$2,206	$2,323	$1,162	$5,421
Operating leases	158,500	26,071	47,118	34,017	51,294
Less: sublease income	(414)	(311)	(103)	—	—

Total	$169,198	$27,966	$49,338	$35,179	$56,715

Other commercial commitments include the guarantee we provide on Spotlight Health’s $2.0 million line of credit. See full details on this arrangement in the “Liquidity and Capital Resources” section.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. We believe that the following are some of the more critical judgment areas in the application of our accounting policies that affect our financial condition and results of operations. We have discussed the application of these critical accounting policies with our Board of Directors and its Finance & Audit Committee.

The majority of our revenues are recorded from fixed-price contracts on a proportional performance basis. To measure performance, we compare actual direct costs incurred to estimated total contract direct costs, which is the best indicator of performance of the contract obligations as the costs relate to the labor hours incurred to perform the service. Direct costs are primarily comprised of labor overhead related to the delivery of services. Each month costs are accumulated on each project and compared to the budget for that particular project. This determines the percentage-of-completion on the project. This percentage is multiplied by the contract value to determine the amount of revenue that can be recognized. Each month management reviews the budget on each project to determine if the assumptions within the budget are still correct and budgets are adjusted accordingly. As the work progresses, original estimates might be deemed incorrect due to, among other things, revisions in the scope of work or patient enrollment rate, and a contract modification might be negotiated with the customer to cover additional costs. If not, we bear the risk of cost overruns. In the past, we have had to commit unanticipated resources to complete projects, resulting in lower gross margins on those projects. We might experience similar situations in the future. Should our estimated costs on fixed price contracts prove to be low, future margins could be reduced, absent our ability to negotiate a contract modification. We accumulate information on each project to refine our bidding process. Historically, the majority of our estimates and assumptions have been materially correct, but these estimates might not continue to be accurate. In addition, clients generally may terminate a study at any time, which might cause unplanned periods of excess capacity and reduced revenues and earnings. To offset the effects of early terminations of significant contracts, we attempt to negotiate the payment of an early termination fee as part of the original contract.

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

Included in “Accounts receivable and unbilled services, net” on our consolidated balance sheets is a reserve for doubtful accounts. Generally, before we do business with a new client, we have a credit check performed on that company to determine if they have a satisfactory credit rating. Senior management reviews the accounts receivable aging on a monthly basis to determine if any receivables will potentially be uncollectable. We include any accounts receivable balances that are determined to be potentially uncollectable, along with a general reserve, in our overall reserve for doubtful accounts. After all attempts to collect the receivable have failed, the receivable is written off against the reserve. Based on the information available to us, we believe our reserve for doubtful accounts as of December 31, 2002 was adequate. However, actual write-offs might exceed the recorded reserve.

Most of our investments consist of equity investments in private entities for which fair values are not readily determinable. Therefore, all of our investments are recorded under the cost method of accounting. Many of our investments are in relatively early stage life sciences or biotechnology companies that do not have established products or proven technologies and may not have any material revenue. Therefore, these investments are particularly subject to write-down for impairment whenever events or changes in circumstances indicate that the carrying amount of these investments may not be recoverable. We assess our investment portfolio on a quarterly basis to determine whether declines in the market value of these securities are other than temporary. This quarterly review includes an evaluation of, among other things, the market condition of the overall industry, historical and projected financial performance, expected cash needs and recent funding events. Given the nature of these companies, our assessments of value are subjective.

Based on estimates of future taxable profits and losses in certain foreign tax jurisdictions, management determined that a valuation allowance of $0.6 million was required for specific foreign tax loss carryforwards as of December 31, 2002. If these estimates prove inaccurate, a change in the valuation allowance, up or down, could be required in the future. We also recorded a total valuation allowance of $11,911 related to the impairment of certain equity investments, $770 of which relates to the tax effect of an item in other comprehensive income. The valuation was determined based on the uncertainty regarding our ability to utilize some of the potential capital losses generated during the loss carryforward period. A change in any of the investees’ financial health and/or stock price, or a change in our ability to utilize a potential capital loss, could require a change of valuation allowance in the future.

We review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset might not be recoverable. If indicators of impairment were present, we would evaluate the carrying value of property and equipment in relation to estimates of future undiscounted cash flows. These undiscounted cash flows and fair values are based on judgment and assumptions. Additionally, goodwill is tested for impairment on at least an annual basis by comparing the underlying reporting units’ goodwill to their estimated fair value. We did not identify any impairment of goodwill during our transitional impairment test or annual impairment test of goodwill upon adoption of SFAS 142. These tests involved the use of estimates related to the fair market value of the reporting unit with which the goodwill was associated.

Recently Issued Accounting Standards

In June 2001, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations”, or SFAS No. 143, which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. We do not expect the adoption of this statement to have a material effect on our financial statements.

In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”, or SFAS No. 146. SFAS No. 146 addresses accounting and reporting for costs associated with exit or disposal activities. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value when the liability is incurred. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. PPD does not expect the adoption of this statement to have a material effect on our financial statements.

In November 2001, the FASB issued Emerging Issues Task Force consensus No. 01-14, or EITF 01-14, “Income Statement Characterization of Reimbursements Received for ‘Out-of-Pocket’ Expenses Incurred”. EITF 01-14 requires that in cases where the contractor acts as a principal, reimbursements received for out-of-pocket expenses incurred be characterized as revenue and the associated costs included as operating expenses in the income statement. PPD implemented this rule as of January 1, 2002 and, as required, has reclassified comparative financial information for 2000 and 2001. The implementation of this rule resulted only in the gross-up of revenues and expenses and had no impact upon earnings.

At the October 2002 meeting of the Emerging Issues Task Force (“EITF”) of the FASB, the EITF reached a consensus on Issue 1 and Issue 2 of EITF Issue No. 02-17, “Recognition of Customer Relationship Intangible Assets Acquired in a Business Combination,” (“EITF 02-17”). On Issue 1, the EITF concluded that the contractual-legal and separability criteria do not restrict the use of certain assumptions that would be used in estimating the fair value of an intangible asset. Assumptions such as expectations of future contract renewals and other benefits related to the intangible asset must be considered in the estimates of fair value regardless of whether they meet the contractual-legal or separability criteria. On Issue 2, the EITF concluded that the contractual-legal criterion provision of SFAS 141 applies if an entity has a practice of establishing contracts with its customers. Thus, an entity would recognize a customer relationship at the date of the business combination even if there were no contracts in existence at that date since the entity has a practice of establishing contracts with its customers. The EITF also observed that this consensus addresses only the recognition of customer relationships and does not address the valuation of such customer relationships. These consensuses should be applied on a prospective basis for all business combinations consummated after October 25, 2002. We do not expect the adoption of this consensus to have a material effect on our financial statements.

In November 2002, the EITF finalized its tentative consensus on EITF Issue 00-21, “Revenue Arrangements with Multiple Deliverables”, which provides guidance on the timing and method of revenue recognition for sales arrangements that include the delivery of more than one product or service. EITF 00-21 is effective prospectively for arrangements entered into in fiscal periods beginning after June 15, 2003. We are currently evaluating the impact of the adoption of this consensus on our financial statements.

In November 2002, the FASB issued Financial Accounting Standards Board Interpretation No. 45, or FIN 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statement Nos. 5, 57, and 107 and Rescission of FASB Interpretation No. 34.” FIN 45 clarifies the requirements of FASB Statement No. 5, “Accounting for

Contingencies,” relating to the guarantor’s accounting for, and disclosure of, the issuance of certain types of guarantees. FIN 45 requires that upon issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligation it assumes under that guarantee. The disclosure provisions of FIN 45 are effective for financial statements of interim or annual periods that end after December 15, 2002. FIN 45’s provisions for initial recognition and measurement should be applied on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor’s fiscal year-end. The guarantor’s previous accounting for guarantees that were issued before the date of FIN 45’s initial application may not be revised or restated to reflect the effect of the recognition and measurement provisions of FIN 45. We do not expect the adoption of this statement to have a material effect on our financial statements.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure – an Amendment of FASB Statement No. 123.” This Statement amends SFAS No. 123, “Accounting for Stock-Based Compensation”, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. This statement requires that companies having a year-end after December 15, 2002 follow the prescribed format and provide the additional disclosures in their annual reports. We do not expect the adoption of this statement to have a material effect on our financial statements.

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

Inflation

Our long-term contracts, those in excess of one year, generally include an inflation or cost of living adjustment for the portion of the services to be performed beyond one year from the contract date. As a result, we expect that inflation generally will not have a material adverse effect on our operations or financial condition.

Potential Liability and Insurance

Drug development services involve the testing of new drugs on human volunteers pursuant to a study protocol. This testing exposes us to the risk of liability for personal injury or death to patients resulting from, among other things, possible unforeseen adverse side effects or improper administration of the new drug. Many of these patients are already seriously ill and are at risk of further illness or death. We attempt to manage our risk of liability for personal injury or death to patients from administration of products under study through measures such as stringent operating procedures and contractual indemnification provisions with clients and through insurance maintained by clients. We monitor our clinical trials in compliance with government regulations and guidelines. We have adopted global standard operating procedures intended to satisfy regulatory requirements in the United States and in many foreign countries and serve as a tool for controlling and enhancing the quality of our clinical trials. The contractual indemnifications generally do not protect us against our own actions, such as negligence. We currently maintain professional liability insurance coverage of up to $15.0 million per claim, with an annual aggregate policy limit of $15.0 million.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to foreign currency risk by virtue of our international operations. We conduct business in several foreign countries. Approximately 12.2%, 15.0% and 20.3% of our net revenues, less reimbursed out-of-pockets, for the years ended December 31, 2000, 2001 and 2002, respectively, were derived from operations outside the United States. Funds generated by each subsidiary are generally reinvested in the country where they are earned. We have not, to date, engaged in derivative or hedging activities related to our potential foreign exchange exposures. Our operations in the United Kingdom generated more than 47% of our 2002 international net revenue, less reimbursed out-of-pockets, from international operations during 2002. Accordingly, we do have some exposure to adverse movements in the pound sterling and other foreign currencies. The United Kingdom has traditionally had a relatively stable currency compared to our functional currency, the U.S. dollar. We anticipate that those conditions will continue for at least the next 12 months, but cannot make any guarantees.

The vast majority of our contracts are entered into by our United States or United Kingdom subsidiaries. The contracts entered into by the United States subsidiaries are almost always denominated in United States dollars. Contracts entered into by our United Kingdom subsidiaries are generally denominated in pounds sterling, United States dollars or Euros. Contractual provisions either limit or reduce the economic risk in certain transactions involving multiple currencies.

We do have some currency risk resulting from the passage of time between the invoicing of customers under contracts and the ultimate collection of customer payments against those invoices. If a contract is denominated in a currency other than the subsidiary’s local currency, we recognize a receivable at the time of invoicing for the local currency equivalent of the foreign currency invoice amount. Changes in exchange rates from the time the invoice is prepared and payment from the customer is received will result in our receiving either more or less in local currency than the local currency equivalent of the invoice amount at the time the invoice was prepared and the receivable established. We recognize this difference as a foreign currency transaction gain or loss, as applicable, and report it in other income, net. If exchange rates were to change by 1% in the future, we do not expect this to have a material effect on our financial statements.

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

We are exposed to changes in interest rates on our cash equivalents and amounts outstanding under notes payable and lines of credit. We invest our cash and cash equivalents in financial instruments with interest rates based on financial market conditions. If interest rates were to change by 1% in the future, we do not expect this to have a material effect on our financial statements.

Item 8. Financial Statements and Supplementary Data

The information called for by this Item is set forth herein commencing on page F-1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On February 25, 2002, we dismissed our independent accountant, PricewaterhouseCoopers LLP (“PwC”), and engaged Deloitte & Touche LLP as our new independent accountant for the fiscal year ending December 31, 2002. The decision to change independent accountants was recommended by our Finance & Audit committee and approved by our Board of Directors. During the two most recent fiscal years, neither of the PwC’s reports on our financial statements contained an adverse opinion or a disclaimer of opinion or was qualified or modified as to uncertainty, audit scope or accounting principles. During our two most recent fiscal years and through the date of PwC’s dismissal, there have been no disagreements between us and PwC on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to the satisfaction of PwC, would have caused them to make a reference to the subject matter of the disagreements in connection with their reports on the financial statements for such years.

PART III

Certain information required by Part III is omitted from this report, because the Registrant intends to file a definitive proxy statement for its 2003 Annual Meeting of Stockholders to be held on May 14, 2003 (the “Proxy Statement”) within 120 days after the end of its fiscal year pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934, as amended, and the information included therein is incorporated herein by reference to the extent provided below.

Item 10. Directors and Executive Officers of the Registrant

The information required by Item 10 of Form 10-K concerning the Registrant’s executive officers is set forth under the heading “Executive Officers” located at the end of Part I of this Form 10-K.

The other information required by Item 10 of Form 10-K is incorporated by reference to the information under the headings “Proposal No. 1 – Election of Directors” and “Other Information-Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement.

Item 11. Executive Compensation

The information required by Item 11 of Form 10-K is incorporated by reference to the information under the heading “Proposal No. 1 – Election of Directors – Information About the Board of Directors and Its Committees,” “Other Information – Executive Compensation Tables,” “—Director Compensation,” “—Report of the Compensation Committee on Executive Compensation,” “—Compensation Committee Interlocks and Insider Participation,” and “—Performance Graph” in the Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The information required by Item 12 of Form 10-K is incorporated by reference to the information under the heading “Other Information – Principal Shareholders” and “Other Information – Equity Compensation Plan Information” in the Proxy Statement.

Item 13. Certain Relationships and Related Transactions

The information required by Item 13 of Form 10-K is incorporated by reference to the information under the heading “Other Information – Certain Transactions” in the Proxy Statement.

Item 14. Controls and Procedures

(a) Evaluation of disclosure controls and procedures. Our Principal Executive Officer and Principal Financial Officer have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 240.13a-14(c) and 15d-14(c)) as of a date within ninety days before the filing date of this annual report. Based on that evaluation, the Principal Executive Officer and Principal Financial Officer have concluded that our current disclosure controls and procedures are effective.

(b) Changes in internal controls. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of evaluation.

PART IV

Item 15. Exhibits and Reports on Form 8-K

(a) Financial Statements

1.	The consolidated financial statements of the Company and its subsidiaries filed as part of this Report are listed in the attached Index to Consolidated Financial Statements.
2.	The schedule to the consolidated financial statements of the Company and its subsidiaries. None.
3.	The exhibits filed as part of this Report are listed in Item 15(c) below.

(b) Reports on Form 8-K. None.

(c) Exhibits

Exhibit No.	Description

2.1**	—Plan of Merger to Merge PPD Subsidiary, Inc. with and into Pharmaceutical Product Development Clinical Research Unit, Inc. (“PPD-CRU”).

2.2**	—Plan of Merger to Merge PPD-Europe, Inc. (“PPD Europe”) with and into the Registrant.

2.3*	—Agreement and Plan of Reorganization, dated as of June 20, 1996, among the Registrant, Wilmington Merger Corp. and Applied Bioscience International Inc.

2.4*

—Stock and Asset Master Purchase Agreement by and among Huntingdon International Holdings plc, Huntingdon Life Sciences Inc., Applied Bioscience International Inc. and Pharmaco LSR International Inc., dated as of November 1, 1995, incorporated by reference to Exhibit 2 to Applied Bioscience International Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 6, 1996.

2.5*

—Stock Purchase Agreement among Applied Bioscience International Inc., PPD UK Holdings Limited and Environ Holdings Inc. for the acquisition of all the capital stock of APBI Environmental Sciences Group, Inc., Environmental Assessment Group Limited and Environ International Limited, dated January 31, 1999.

2.6*	—Agreement and Plan of Merger and Reorganization dated December 17, 2000, between DNA Sciences, Inc., PIPO Acquisition Corp., and PPGx, Inc.

2.7*	—Series C Preferred Stock Purchase Agreement dated December 17, 2000, between DNA Sciences, Inc. and Pharmaceutical Product Development, Inc.

2.8*	—Agreement and Plan of Reorganization dated January 28, 2002, by and among Pharmaceutical Product Development, Inc., Subsidiary No. 8, LLC and Medical Research Laboratories International, Inc.

2.9*	—Share Purchase Agreement among Pharmaceutical Product Development, Inc., PPD UK Holdings Limited, Evan A. Stein, M.D., Ph.D. and MRL Select Ltd. Co.

3.1*	—Restated Articles of Incorporation.

3.2*	—Amended and Restated Bylaws.

10.8**	—Pharmaceutical Product Development, Inc. Equity Compensation Plan, effective as of October 30, 1995.

10.35**	—Lease, dated January 26, 1994, by and between Michael James Lawton, Jeffrey William Ware, Prudential Nominees Limited and Gabbay Group Limited.

10.39**	—Lease Agreement, dated as of October 25, 1995, by and between PPD-CRU and Perimeter Park West Associates Limited Partnership.

10.55**	—Lease made January 23, 1996 between PPD-CRU and Western Center Properties, Inc.

10.59*	—First Amendment dated May 20, 1999 to Lease Agreement, dated October 25, 1995, between PPD Development and Perimeter Park West Associates Limited Partnership.

10.60*	—First, Second and Third Amendments to Lease Agreement, dated March 25, 1996, between PPD and BBC Family Limited Partnership.

10.61*	—Lease Agreement, dated March 25, 1996, between PPD and BBC Family Limited Partnership.

10.71*

—Lease Agreement by and between ABI (TX) QRS 12-11, Inc. and Pharmaco LSR International Inc., incorporated by reference to Exhibit 10.43 to Applied Bioscience International Inc.’s Annual Report on Form 10-K for the year ended December 31, 1995.

10.86*	—Pharmaceutical Product Development, Inc. Employee Stock Purchase Plan, dated May 15,1997.

10.87*	—Amendment to Employee Stock Purchase Plan, dated June 21, 1997.

10.88*	—Amendment to Stock Option Plan for Non-Employee Directors, dated May 15, 1997.

10.89*		—Amendment to Equity Compensation Plan, dated May 15, 1997.

10.90*		—Employment Agreement, effective July 1, 1997, between Pharmaceutical Product Development, Inc. and Fredric N. Eshelman.

10.93*		—Lease Agreement dated July 9, 1997, between Weeks Realty, Inc. and PPD Pharmaco, Inc.

10.110*		—Amendment to Employee Stock Purchase Plan, dated March 2, 1998.

10.114*		—Lease Agreement dated June 26, 1998 between Weeks Realty Limited Partnership and PPD Pharmaco, Inc.

10.116*		—First Amendment to Lease Agreement dated September 28, 1998, between PPD Pharmaco, Inc. and Weeks Realty, Inc.

10.117*		—Lease Agreement dated September 15, 1998 between PPD Pharmaco, Inc. and BBC Family Limited Partnership.

10.118*		—Lease Agreement dated December 16, 1998 between PPD Pharmaco, Inc. and Weeks Realty Limited Partnership.

10.119*		—Employment Agreement dated January 1, 1999 between Pharmaceutical Product Development, Inc. and David R. Williams.

10.122*		—Second Amendment to Loan Agreement dated January 30, 1999, between Pharmaceutical Product Development, Inc. and First Union National Bank.

10.124*		—Stock Purchase Agreement dated February 1, 1999 between PPGx, Inc. and Pharmaceutical Product Development, Inc.

10.131*		—Amendment, dated April 14, 1999, to Lease Agreement dated September 15, 1998 between PPD Pharmaco, Inc. and BBC Family Limited Partnership.

10.132*		—Amendment, dated April 14, 1999, to Lease Agreement dated March 25, 1996 between PPD and BBC Family Limited Partnership.

10.133*		—Fourth Amendment, dated July 6, 1999, to Lease Agreement dated July 9, 1997 between PPD Development, Inc. (formerly known as PPD Pharmaco, Inc.) and Weeks Realty, L.P.

10.134*		—Pharmaceutical Product Development, Inc. Equity Compensation Plan as amended and restated effective May 12, 1999.

10.143*		—Second Amendment to Loan Agreement dated March 1, 2000, between Pharmaceutical Product Development, Inc. and First Union National Bank.

10.145*		—Third Amendment to Employee Stock Purchase Plan, dated June 21, 1997.

10.146*		—Third Amendment to Loan Agreement dated June 23, 2000, between Pharmaceutical Product Development, Inc. and First Union National Bank.

10.147*		—Fourth Amendment to Loan Agreement dated June 30, 2000, between Pharmaceutical Product Development, Inc. and First Union National Bank.

10.154*		—Loan Agreement dated September 22, 2000, by and between PPGx, Inc., Pharmaceutical Product Development, Inc. and Axys Pharmaceuticals, Inc.

10.158*		—Deferred Compensation Plan dated February 1, 2001.

10.159*		—Fifth Amendment to Loan Agreement dated December 19, 2000, between Pharmaceutical Product Development, Inc. and First Union National Bank.

10.162*		—Severance Agreement dated January 1, 2001, between Pharmaceutical Product Development, Inc. and various individuals.

10.163*		—Loan Agreement dated January 24, 2001, by and among Spotlight Health, Inc., Pharmaceutical Product Development, Inc. and First Union National Bank.

10.164*		—First Amendment, dated January 28, 1998, to Lease Agreement dated July 9, 1997 between PPD Development, Inc. (formerly known as PPD Pharmaco, Inc.) and Weeks Realty, L.P.

10.165*		—Second Amendment, dated June 26, 1998, to Lease Agreement dated July 9, 1997 between PPD Development, Inc. (formerly known as PPD Pharmaco, Inc.) and Weeks Realty, L.P.

10.166	*	—Third Amendment, dated February 18, 1999, to Lease Agreement dated July 9, 1997 between PPD Development, Inc. (formerly known as PPD Pharmaco, Inc.) and Weeks Realty, L.P.

10.167	*	—First Amendment, dated February 28, 2000, to Lease Agreement dated December 16, 1998 between PPD Development, Inc. and Duke-Weeks Realty, L.P.

10.169	*	—Sixth Amendment to Loan Agreement dated June 30, 2001, between Pharmaceutical Product Development, Inc. and First Union National Bank.

10.170*		—Employment Agreement dated July 9, 2001 between Pharmaceutical Product Development, Inc. and Brainard Judd Hartman.

10.171*	—First Amendment dated June 30, 2001, by and among Spotlight Health, Inc., Pharmaceutical Product Development, Inc. and First Union National Bank.

10.173*	—Second Amendment to and Reaffirmation of Subordination and Intercreditor Agreement dated June 30, 2001, between First Union National Bank and Applied Biosience International Inc.

10.174*

—Amendment No. 4 to Credit and Security Agreement dated June 30, 2001, between Applied Bioscience International Inc., Environ Holdings, Inc. and Environ International Corporation and Environ Facility Services Corporation.

10.175*	—Registration Rights Agreement among Pharmaceutical Product Development, Inc., Evan A. Stein, M.D., Ph.D., Paula Steiner, Peter Laskarzewski, Joseph L. Staneck and MRL Select Ltd. Co.

10.176*	—Employment Agreement dated January 15, 2002, between Pharmaceutical Product Development, Inc. and Fred B. Davenport, Jr.

10.177*	—Employment Agreement dated January 15, 2002, between Pharmaceutical Product Development, Inc. and Paul S. covington.

10.178*	—Second Amendment dated December 31, 2001 among Spotlight Health, Inc., Pharmaceutical Product Development, Inc. and First Union National Bank.

10.180*	—Consent and Amendment to Loan Agreement dated February 4, 2002, by and among Pharmaceutical Product Development, Inc. and First Union National Bank.

10.181*	—Employment Agreement dated May 16, 2002, between Pharmaceutical Product Development, Inc. and Linda Baddour.

10.182*	—Employment Agreement dated May 1, 2002, between PPD Development, LP and W. Richard Staub.

10.183*	—Termination Agreement dated April 30, 2002, between PPD Development, LLC and Francis J. Casieri.

10.184*	—Third Amendment dated June 30, 2002 among Spotlight Health, Inc., Pharmaceutical Product Development, Inc. and Wachovia Bank, National Association (formerly known as First Union National Bank).

10.185*	—Eighth Amendment to Loan Agreement dated June 29, 2002, between Pharmaceutical Product Development, Inc. and Wachovia Bank, National Association (formerly known as First Union National Bank).

10.186*	—Loan Agreement dated July 25, 2002 between Pharmaceutical Product Development, Inc. and Bank of America, N.A.

10.187*	—Deferred Compensation Plan for Directors dated June 15, 2002.

10.188*	—Lease Agreement dated October 12, 1994 between Evan A. Stein, M.D., Ph.D. and Medical Research Laboratories.

10.189*	—Lease Agreement dated July 1, 2001 between Brandywine Grande C,L.P. and PPD Development, LLC.

10.190*	—Amended and Restated Deferred Compensation Plan dated July 1, 2002.

10.191*

—Second Amendment, dated October 1, 2002, to Lease Agreement dated June 26, 1998 between PPD Development, Inc. (formerly PPD Pharmaco, Inc.) and Duke Realty Limited Partnership (formerly Weeks Realty, L.P.).

10.192*	—Fifth Amendment, dated October 1, 2002, to Lease Agreement dated July 9, 1997 between PPD Development, Inc. and Duke Realty Limited Partnership (formerly Weeks Realty, L.P.).

10.193*	—Second Amendment, dated October 1, 2002, to Lease Agreement dated December 16, 1998 between PPD Development, Inc. and Duke Realty Limited Partnership (formerly Weeks Realty, L.P.).

10.194*	—First Amendment, dated June 1, 2002, to Employment Agreement dated May 1, 2002, between PPD Development, LP and W. Richard Staub.

10.195*	—Termination Agreement dated August 23, 2002, between PPD Pharmaco, Inc. and Patrick C. O’Connor.

10.196	—Fourth Amendment dated December 31, 2002, by and among Spotlight Health, Inc., Pharmaceutical Product Development, Inc. and First Union National Bank.

21	—Subsidiaries of the Registrant.

23.1	—Consent of PricewaterhouseCoopers LLP.

23.2	—Consent of Deloitte & Touche LLP.

99.1	—Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 – Chief Executive Officer.

99.2	—Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 – Chief Financial Officer.

*	Previously filed.
**	Incorporated by reference to the Registrant’s Registration Statement on Form S-1, as amended (File No. 33-98996).

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Shareholders of

Pharmaceutical Product Development, Inc. and Subsidiaries

Wilmington, North Carolina

We have audited the accompanying consolidated balance sheet of Pharmaceutical Product Development, Inc. and subsidiaries as of December 31, 2002, and the related consolidated statements of operations, shareholders’ equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the companies as of December 31, 2002, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE LLP

Raleigh, North Carolina

January 24, 2003

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of

Pharmaceutical Product Development, Inc. and its Subsidiaries

In our opinion, the consolidated balance sheet as of December 31, 2001 and the related consolidated statements of operations, of shareholders’ equity and of cash flows for each of the two years in the period ended December 31, 2001 present fairly, in all material respects, the financial position, results of operations and cash flows of Pharmaceutical Product Development, Inc. and its subsidiaries at December 31, 2001 and for each of the two years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

McLean, Virginia

January 25, 2002

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2000, 2001 AND 2002

(in thousands, except per share data)

	2000	2001	2002
Development revenues	$330,516	$403,701	$545,139
Discovery sciences revenues	14,802	27,840	17,510
Reimbursed out-of-pockets	27,332	29,092	46,008

Net revenue	372,650	460,633	608,657

Direct costs—Development	166,586	196,078	261,169
Direct costs—Discovery sciences	5,978	11,794	7,831
Reimbursable out-of-pocket expenses	27,332	29,092	46,008
Research and development expenses	2,791	4,422	10,540
Selling, general and administrative expenses	109,183	126,391	150,433
Depreciation	16,291	19,200	23,189
Amortization	942	1,064	1,042

	329,103	388,041	500,212

Operating income	43,547	72,592	108,445
Interest:
Income	5,808	5,480	2,887
Expense	(505)	(535)	(689)

Interest income, net	5,303	4,945	2,198
Impairment of equity investments	—	—	(33,787)
Other income, net	1,981	469	1,791

Income before provision for income taxes	50,831	78,006	78,647
Provision for income taxes	18,521	28,747	38,645

Income before equity in net loss of investee	32,310	49,259	40,002
Equity in net loss of investee, net of income taxes	—	92	105

Net income	$32,310	$49,167	$39,897

Net income per common share:
Basic	$0.65	$0.95	$0.73

Diluted	$0.64	$0.94	$0.72

Weighted average number of common shares outstanding:
Basic	49,930	51,689	54,710
Dilutive effect of stock options	424	805	633

Diluted	50,354	52,494	55,343

The accompanying notes are an integral part of these consolidated financial statements.

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2001 AND 2002

(in thousands, except share data)

Assets
	2001	2002
Current assets
Cash and cash equivalents	$143,173	$181,224
Accounts receivable and unbilled services, net	140,744	199,936
Investigator advances	6,008	6,300
Prepaid expenses and other current assets	10,507	13,676
Current maturities of note receivable	500	500
Deferred tax asset, net	9,273	13,858

Total current assets	310,205	415,494
Property and equipment, net	85,690	109,704
Goodwill	7,590	147,408
Notes receivable, long-term portion	17,000	—
Investments	43,758	16,934
Intangible assets	573	1,624
Other assets	584	956

Total assets	$465,400	$692,120

Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$8,210	$10,645
Payables to investigators	7,988	20,645
Other accrued expenses	48,951	68,026
Unearned income	82,336	114,494
Accrued income taxes	8,688	12,231
Current maturities of long-term debt and capital lease obligations	1,203	1,757

Total current liabilities	157,376	227,798
Long-term debt and capital lease obligations, less current maturities	1,871	6,649
Deferred rent and other	3,144	3,480
Accrued additional pension liability	—	7,905
Deferred tax liability, net	374	5,951

Total liabilities	162,765	251,783
Commitments and contingencies (Notes 9 and 13)

Shareholders’ equity
Common stock, $0.10 par value, 95,000,000 shares authorized; 51,930,313 and 55,436,056 shares issued and outstanding, respectively	5,193	5,544
Paid-in capital	164,162	263,554
Retained earnings	140,174	180,071
Deferred compensation	(966)	(367)
Accumulated other comprehensive loss	(5,928)	(8,465)

Total shareholders’ equity	302,635	440,337

Total liabilities and shareholders’ equity	$465,400	$692,120

The accompanying notes are an integral part of these consolidated financial statements.

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2000, 2001 AND 2002

(in thousands)

	Common Shares	Par Value	Paid-in Capital	Retained Earnings	Deferred Compensation	Accumulated Other Comprehensive Loss	Total	Comprehensive Income
Balance December 31, 1999	49,258	$4,926	$131,566	$58,697	$—	$(2,725)	$192,464
Net income				32,310			32,310	$32,310
Other comprehensive income (loss):
Translation adjustments						(2,380)	(2,380)	(2,380)

Comprehensive income								$29,930

Issuance of common shares for exercise of stock options and employee stock purchase plan	1,412	140	9,028				9,168
Income tax benefit from exercise of stock options			2,381				2,381

Balance December 31, 2000	50,670	5,066	142,975	91,007	—	(5,105)	233,943
Net income				49,167			49,167	$49,167
Other comprehensive income (loss):
Translation adjustments						(823)	(823)	(823)

Comprehensive income								$48,344

Issuance of common shares for exercise of stock options and employee stock purchase plan	1,200	121	13,486				13,607

Income tax benefit from exercise of stock options			6,258				6,258
Stock issued for deferred compensation	60	6	1,443		(1,449)		—
Amortization of stock compensation					483		483

Balance December 31, 2001	51,930	5,193	164,162	140,174	(966)	(5,928)	302,635
Net income				39,897			39,897	$39,897
Other comprehensive income (loss):
Translation adjustments						4,935	4,935	4,935
Minimum pension liability, net of tax						(5,533)	(5,533)	(5,533)
Change in unrealized loss on investment						(1,939)	(1,939)	(1,939)

Comprehensive income								$37,360

Issuance of common shares for exercise of stock options and employee stock purchase plan	461	46	7,478				7,524

Issuance of shares in connection with acquisitions	3,060	306	90,339				90,645
Income tax benefit from exercise of stock options			1,870				1,870
Deferred stock compensation forfeited	(15)	(1)	(349)		350		—
Shareholder contribution			54				54
Amortization of stock compensation					249		249

Balance December 31, 2002	55,436	$5,544	$263,554	$180,071	$(367)	$(8,465)	$440,337

The accompanying notes are an integral part of these consolidated financial statements.

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2000, 2001 AND 2002

(in thousands)

	2000	2001	2002
Cash flows from operating activities:
Net income	$32,310	$49,167	$39,897
Adjustments to reconcile net income to net cash provided by operating activities:
Impairment of investments	—	—	33,787
Depreciation and amortization	17,233	20,264	24,231
Discount on note receivable	—	1,500	—
Stock compensation amortization	—	483	249
Provision for doubtful accounts	1,060	973	342
Equity in net loss of investee	—	92	119
Gain on sale of business	(498)	—	—
Gain on sale of investment	—	—	(174)
Deferred income taxes	1,879	(4,361)	(1,565)
Loss on disposition of property and equipment, net	34	438	60
Change in operating assets and liabilities, net of acquisitions:
Accounts receivable and unbilled services, net	(4,708)	(23,317)	(51,295)
Prepaid expenses and investigator advances	(2,519)	(2,293)	(3,213)
Current income taxes	6,190	16,739	3,998
Other assets	(761)	411	15
Accounts payable, other accrued expenses and deferred rent	8,927	9,754	16,519
Payable to investigators	(379)	2,450	12,657
Unearned income	3,172	28,951	30,165

Net cash provided by operating activities	61,940	101,251	105,792

Cash flows from investing activities:
Purchases of property and equipment	(21,515)	(41,889)	(36,496)
Proceeds from sale of property and equipment	225	946	114
Cash received from repayment of note receivable	500	500	17,000
Purchases of investments	(30,755)	(5,095)	(8,793)
Net cash paid for acquisitions	(1,500)	—	(50,579)

Net cash used in investing activities	(53,045)	(45,538)	(78,754)

Cash flows from financing activities:
Principal repayments on long-term debt	(94)	(55)	(166)
Proceeds from long-term debt	—	—	1,464
Repayment of capital lease obligations	(429)	(1,680)	(2,741)
Proceeds from exercise of stock options and employee stock purchase plan	9,168	13,607	7,524

Net cash provided by financing activities	8,645	11,872	6,081

Effect of exchange rate changes on cash and cash equivalents	(2,380)	(823)	4,932

Net increase in cash and cash equivalents	15,160	66,762	38,051
Cash and cash equivalents, beginning of the year	61,251	76,411	143,173

Cash and cash equivalents, end of the year	$76,411	$143,173	$181,224

The accompanying notes are an integral part of these consolidated financial statements.

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2000, 2001 AND 2002

(in thousands, except share and per share data)

1. Summary of Operations and Significant Accounting Policies:

Nature of Business

Pharmaceutical Product Development, Inc. and its subsidiaries (collectively the “Company”) provide a broad range of research and development and consulting services in the development and discovery sciences segments. In the development segment, the Company provides services, which include preclinical programs and Phase 1 to Phase 4 clinical development. In addition, the Company also offers post-market support services for drugs that have received approval for market use, such as product launch services, patient compliance programs, and medical communications programs for consumer and healthcare providers on product use and adverse events. The discovery sciences services include functional genomics, which is the study of gene functions to identify drug targets within the body, medicinal chemistry research and preclinical biology services, as well as preclinical evaluations of anticancer therapies. The Company provides services under contract to clients in the pharmaceutical, biotechnology and other industries. The Company markets its development services primarily in the United States and Europe. The Company’s discovery revenues have all been generated in the United States to date.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts and results of operations of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated, including transactions with the equity method investee.

Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations”, or SFAS No. 143, which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company does not expect the adoption of this statement to have a material effect on its financial statements.

In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”, or SFAS No. 146. SFAS No. 146 addresses accounting and reporting for costs associated with exit or disposal activities. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value when the liability is incurred. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The Company does not expect the adoption of this statement to have a material effect on its financial statements.

In November 2001, the FASB issued Emerging Issues Task Force consensus No. 01-14, or EITF 01-14, Income Statement Characterization of Reimbursements Received for “Out-of-Pocket” Expenses Incurred. EITF 01-14 requires that in cases where the contractor acts as a principal, reimbursements received for out-of-pocket expenses incurred be characterized as revenue and the associated costs included as operating expenses in the income statement. The Company implemented this rule as of January 1, 2002 and, as required, has reclassified comparative financial information for 2000 and 2001. The implementation of this rule resulted only in the gross-up of revenues and expenses and had no impact upon earnings. The Company pays, on behalf of its customers, fees to investigators and test subjects, and other out-of-pocket costs, such as travel, printing, meetings, couriers, etc., for which the Company is reimbursed at cost, without mark-up or profit. The Company will continue to exclude from revenue and

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2000, 2001 AND 2002

(in thousands, except share and per share data)

1. Summary of Operations and Significant Accounting Policies (continued):

Recent Accounting Pronouncements (continued)

expense in the income statement fees and associated reimbursements that we receive as an agent. During the twelve months ended December 31, 2000, 2001 and 2002, fees paid to investigators and other fees in which the Company acts as an agent and the associated reimbursements were approximately $93.3 million, $127.0 million and $157.5 million, respectively.

At the October 2002 meeting of the Emerging Issues Task Force (“EITF”) of the FASB, the EITF reached a consensus on Issue 1 and Issue 2 of EITF Issue No. 02-17, “Recognition of Customer Relationship Intangible Assets Acquired in a Business Combination,” (“EITF 02-17”). On Issue 1, the EITF concluded that the contractual-legal and separability criteria do not restrict the use of certain assumptions that would be used in estimating the fair value of an intangible asset. Assumptions such as expectations of future contract renewals and other benefits related to the intangible asset must be considered in the estimates of fair value regardless of whether they meet the contractual-legal or separability criteria. On Issue 2, the EITF concluded that the contractual-legal criterion provision of SFAS 141 applies if an entity has a practice of establishing contracts with its customers. Thus, an entity would recognize a customer relationship at the date of the business combination even if there were no contracts in existence at that date since the entity has a practice of establishing contracts with its customers. The EITF also observed that this consensus addresses only the recognition of customer relationships and does not address the valuation of such customer relationships. These consensuses should be applied on a prospective basis for all business combinations consummated after October 25, 2002. The Company does not expect the adoption of this consensus to have a material effect on its financial statements.

In November 2002, the EITF finalized its tentative consensus on EITF Issue 00-21, “Revenue Arrangements with Multiple Deliverables”, which provides guidance on the timing and method of revenue recognition for sales arrangements that include the delivery of more than one product or service. EITF 00-21 is effective prospectively for arrangements entered into in fiscal periods beginning after June 15, 2003. The Company is currently evaluating the impact of the adoption of this consensus on the Company’s financial statements.

In November 2002, the FASB issued Financial Accounting Standards Board Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statement Nos. 5, 57, and 107 and Rescission of FASB Interpretation No. 34.” FIN 45 clarifies the requirements of FASB Statement No. 5, “Accounting for Contingencies,” relating to the guarantor’s accounting for, and disclosure of, the issuance of certain types of guarantees. FIN 45 requires that upon issuance of a guarantee, the guarantor, must recognize a liability for the fair value of the obligation it assumes under that guarantee. The disclosure provisions of FIN 45 are effective for financial statements of interim or annual periods that end after December 15, 2002. FIN 45’s provisions for initial recognition and measurement should be applied on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor’s fiscal year-end. The guarantor’s previous accounting for guarantees that were issued before the date of FIN 45’s initial application may not be revised or restated to reflect the effect of the recognition and measurement provisions of FIN 45. The Company does not expect the adoption of this statement to have a material effect on its financial statements.

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2000, 2001 AND 2002

(in thousands, except share and per share data)

1. Summary of Operations and Significant Accounting Policies (continued):

Recent Accounting Pronouncements (continued)

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—an Amendment of FASB Statement No. 123.” This Statement amends SFAS No. 123, “Accounting for Stock-Based Compensation”, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. This statement requires that companies having a year-end after December 15, 2002 follow the prescribed format and provide the additional disclosures in their annual reports. The Company does not expect the adoption of this statement to have a material effect on its financial statements.

Revenue Recognition

The Company records revenue from fixed-price contracts on a proportional performance basis. To measure performance, the Company compares actual direct costs incurred to estimated total contract direct costs, which is the best indicator of the performance of the contract obligations as the costs relate to the labor hours incurred to perform the service. Direct costs are primarily comprised of labor overhead related to the delivery of services. Revenues from time-and-material contracts are recognized as hours are incurred multiplied by the billable rates for each contract. For our Phase I and laboratory businesses, revenues from unitized contracts are recognized as subjects or samples are tested multiplied by the price for each. In connection with the management of multi-site clinical trials, the Company pays on behalf of its customers fees to investigators and test subjects, and other out-of-pocket costs, such as travel, printing, meetings, couriers, etc., for which we are reimbursed at cost. Effective January 1, 2002, in connection with the required implementation of EITF 01-14, amounts paid by the Company as a principal for out-of-pocket costs are included in direct costs, while the reimbursements the Company receives as a principal are reported as reimbursed out-of-pocket revenues in the income statement. The Company will continue to net revenue and expense in the income statement from fees and associated reimbursements that we receive as an agent.

If we determine that a loss will result from the performance of a fixed-price contract, the entire amount of the estimated loss is charged against income in the period in which such determination is made. Most contracts are terminable either immediately or after a specified period following notice by the client. These contracts typically require payment to the Company of expenses to wind down a study, fees earned to date, and in some cases, a termination fee or some portion of the fees or profit that could have been earned by the Company under the contract if it had not been terminated early.

Discovery Sciences Group revenues also include nonrefundable technology license fees and milestone payments. The non-refundable license fees are generally up-front payments for the initial license of and access to our technology. For nonrefundable license fees received at the initiation of license agreements for which the Company has an ongoing research and development commitment, the Company defers these fees and recognizes them ratably over the period of the related research and development. For nonrefundable license fees received under license agreements where our continued performance of future research and development services is not required, the Company recognizes revenue upon delivery of the technology. In addition to license fees, the Discovery Sciences Group also generates revenue from time to time in the form of milestone payments. Milestone payments are only received and recognized as revenues if the specified milestone is achieved and accepted by the customer and continued performance of future research and development services related to that milestone are not required. Although these payments are typically lower than up-front license fees, these payments can be significant because they are triggered as a result of achieving specified scientific milestones. The Company receives milestone payments in connection with sublicensing of compounds and in association with our target validation work.

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2000, 2001 AND 2002

(in thousands, except share and per share data)

1. Summary of Operations and Significant Accounting Policies (continued):

Cash and Cash Equivalents

Cash and cash equivalents consist of unrestricted cash accounts, which are not subject to withdrawal restrictions or penalties, and all highly liquid investments which are rated A or better by Standard & Poor’s or Moody’s and which have a maturity of three months or less at the date of purchase.

Supplemental cash flow information consisted of the following:

	Years Ended December 31,
	2000	2001	2002
Cash paid for interest	$565	$273	$734

Cash paid for income taxes, net	$11,252	$16,627	$36,314

Assets acquired under capital leases	$2,006	$2,841	$—

Property and equipment additions included in accounts payable	$1,243	$1,755	$681

Investment acquired for PPGx stock	$17,005	$—	$—

Financial Instruments

In the fourth quarter of 1999, the Company entered into a short sale and repurchase of U.S. Treasury bonds with a face value of $520,000. This transaction matured on May 15, 2000. The Company is required to record these financial instruments at their net fair value on each reporting date, with any changes in the fair value recorded as either interest income or interest expense. Net interest expense of $349 was recognized related to this transaction at December 31, 2000.

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

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. Depreciation is recorded using the straight-line method, based on estimated useful lives of 40 to 50 years for buildings, five years for laboratory equipment, three years for computers and related equipment and four to ten years for furniture and equipment, except for the airplane which is being depreciated over 30 years. Leasehold improvements are depreciated over the shorter of the respective lives of the leases or the useful lives of the improvements. Property under capital leases is depreciated over the life of the lease or the service life, whichever is shorter.

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2000, 2001 AND 2002

(in thousands, except share and per share data)

1. Summary of Operations and Significant Accounting Policies (continued):

Internal Use Software

The Company accounts for internal use software in accordance with the provisions of AICPA Statement of Position No. 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use”, which requires certain direct costs and interest costs that are incurred during the application stage of development to be capitalized and amortized over the useful life of the software.

Goodwill

The excess of the purchase price of a business acquired over the fair value of net tangible assets, identifiable intangible assets and acquired in-process research and development costs at the date of the acquisition has been assigned to goodwill. In accordance with SFAS 142, “Goodwill and Other Intangible Assets”, goodwill is no longer amortized but is evaluated for impairment on at least an annual basis.

Realizability of Carrying Value of Long-Lived Assets

The Company reviews the recoverability of long-lived and finite-lived intangible assets when circumstances indicate that the carrying amount of assets may not be recoverable. This evaluation is based on various analyses including undiscounted cash flow projections. In the event undiscounted cash flow projections indicate an impairment, the Company would record an impairment based on the fair value of the assets at the date of the impairment. Effective January 1, 2002, the Company accounts for impairments under SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. Prior to the adoption of this standard, impairments were accounted for using SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of” which was superceded by SFAS No. 144. No impairments of long-lived assets were recorded in 2000, 2001 or 2002.

Investments

Investments in publicly traded entities are classified as available-for-sale securities and are measured at market value. Net unrealized gains or losses are recorded as a component of shareholders’ equity until realized or other than temporary decline has occurred. The market value is based on the closing price as quoted by the respective stock exchanges.

Additionally, investments consist of equity instruments in private entities for which fair values are not readily determinable. All of the Company’s investments in private entities are recorded under the cost or equity method of accounting. The Company assesses the market value of these entities on a quarterly basis to determine whether declines in the market value of these securities are other than temporary. This quarterly review includes an evaluation of, among other things the market condition of the overall strategy, historical and projected financial performance, expected cash needs and recent funding events.

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

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2000, 2001 AND 2002

(in thousands, except share and per share data)

1. Summary of Operations and Significant Accounting Policies (continued):

Income Taxes

Income taxes are computed using the asset and liability approach, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company’s financial statements or tax returns. In estimating future tax consequences, the Company generally considers all expected future events other than enactment of changes in tax law or rates. If it is more likely than not that some portion or all of a deferred tax asset will not be realized, a valuation allowance is recorded.

Concentration of Credit Risk

Statement of Financial Accounting Standards No. 105, “Disclosure of Information about Financial Instruments with Off-Balance-Sheet Risk and Financial Instruments with Concentrations of Credit Risk”, requires disclosure of information about financial instruments with off-balance-sheet risk and financial instruments with concentrations of credit risk. Financial instruments that subject the Company to concentrations of credit risk consist principally of accounts receivable, notes receivable and cash equivalents.

The Company’s clients are primarily pharmaceutical and biotechnology companies. One customer accounted for 10.7% and 10.3% of consolidated net revenue in 2000 and 2001, respectively. These revenues were derived from the Company’s development segment. No single client accounted for more than 10% of the Company’s net revenue in 2002. Concentrations of credit risk with respect to accounts receivable are limited to a degree due to the large number of clients comprising the Company’s client base. Ongoing credit evaluations of clients’ financial condition are performed and, generally, no collateral is required. The Company maintains reserves for potential credit losses and these losses, in the aggregate, have historically not exceeded management’s estimates.

The Company’s cash equivalents consist principally of commercial paper. Bank deposits exceed the FDIC insurance limit. Based on the nature of the financial instruments and/or historical realization of these financial instruments, the Company believes they bear minimal risk.

Comprehensive Income

The Company has elected to present this information in the Statements of Shareholders’ Equity. Components of comprehensive income (loss) are net income and all other non-owner changes in equity.

The balances in accumulated other comprehensive loss are as follows:

	December 31,
	2001	2002
Translation adjustment	$(5,928)	$(993)
Minimum pension liability, net of tax	—	(5,533)
Unrealized loss on investment	—	(1,939)

Total	$(5,928)	$(8,465)

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2000, 2001 AND 2002

(in thousands, except share and per share data)

1. Summary of Operations and Significant Accounting Policies (continued):

Foreign Currency Translations and Transactions

Assets and liabilities of foreign operations, where the functional currency is the local currency, are translated into U.S. dollars at the rate of exchange at each reporting date. Income and expenses are translated at the average rates of exchange prevailing during the month in which a transaction occurs. Gains or losses from translating foreign currency financial statements are recorded in other comprehensive income. The cumulative translation adjustment included in other comprehensive income for the years ended December 31, 2000, 2001 and 2002 totaled $(2,380), $(823) and $4,935, respectively. Foreign currency transaction gains and losses are not material and are included in other income, net.

Stock Dividend

On April 16, 2001, the Board of Directors declared a one-for-one stock dividend. The record date for the dividend was April 27, 2001, and the distribution date for the dividend was May 11, 2001. All share and per share amounts for all periods presented in the accompanying consolidated financial statements have been restated to reflect the effect of this stock dividend.

Earnings Per Share

The computation of basic income per share information is based on the weighted average number of common shares outstanding during the year. The computation of diluted income per share information is based on the weighted average number of common shares outstanding during the year plus the effects of any dilutive common stock equivalents. Excluded from the calculation of earnings per diluted share were 446,631, 35,113 and 387,999 shares during 2000, 2001 and 2002, respectively since they were antidilutive.

Stock-Based Compensation

The Company accounts for stock-based compensation based on the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”), which states that, for fixed plans, no compensation expense is recorded for stock options or other stock-based awards to employees that are granted with an exercise price equal to or above the estimated fair value per share of the Company’s common stock on the grant date. In the event that stock options are granted with an exercise price below the estimated fair value of the Company’s common stock at the grant date, the difference between the fair value of the Company’s common stock and the exercise price of the stock option is recorded as deferred compensation. Deferred compensation is amortized to compensation expense over the vesting period of the stock option. The Company has adopted the disclosure requirements of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” and Statement of Financial Accounting Standards No. 148, “Accounting for Stock Based Compensation—Transition and Disclosure—an Amendment of FASB Statement No. 123”, which requires compensation expense to be disclosed based on the fair value of the options granted at the date of the grant. See Note 10.

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2000, 2001 AND 2002

(in thousands, except share and per share data)

1. Summary of Operations and Significant Accounting Policies (continued):

Stock-Based Compensation (continued)

Had compensation cost for the Company’s stock option plan been determined based on the fair value at the grant dates for awards under the plan consistent with the method required by SFAS No. 123, the Company’s net income and diluted net income per common share would have been the pro forma amounts indicated below.

	Years Ended December 31,
	2000	2001	2002
Net income, as reported	$32,310	$49,167	$39,897
Less: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(3,376)	(4,501)	(6,216)

Pro forma net income	$28,934	$44,666	$33,681

Earnings per share:
Basic – as reported	$0.65	$0.95	$0.73
Basic – pro forma	$0.58	$0.86	$0.62
Diluted – as reported	$0.64	$0.94	$0.72
Diluted – pro forma	$0.57	$0.85	$0.61

Advertising Costs

Advertising costs are charged to operations as incurred. Advertising costs were approximately $2,048, $1,390 and $1,038 for the years ended December 31, 2000, 2001 and 2002, respectively.

Research and Development Costs

Research and development costs are charged to operations as incurred. Research and development costs are listed as a separate line item on the Company’s consolidated statements of operations.

Reclassifications

We have reclassified certain 2000 and 2001 financial statement amounts to conform to the 2002 financial statement presentation.

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

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2000, 2001 AND 2002

(in thousands, except share and per share data)

2. Acquisitions:

In February 2002, the Company acquired 100% of the outstanding common stock of Medical Research Laboratories International, Inc. (“MRL U.S.”) and Medical Research Laboratories International, BVBA (“MRL Belgium”), collectively, “MRL”. MRL is part of the Development segment of the Company. MRL U.S. operates a central laboratory in Highland Heights, Kentucky, near Cincinnati, Ohio, and MRL Belgium operates a central laboratory in Brussels, Belgium. MRL provides highly standardized efficacy and safety testing services for pharmaceutical companies engaged in clinical drug development and is one of the largest central laboratory providers for Phase I-IV global studies involving agents used in cholesterol, endocrine, metabolic and cardiovascular clinical research. The acquisition of MRL should enable the Company to expand the global development services that it offers to its customers. The results of operations are included in the Company’s consolidated results of operations as of and since February 19, 2002, the effective date of the acquisition. The Company acquired MRL for total consideration of $113.1 million, including $39.0 million in cash, $73.5 million in the Company’s common stock (approximately 2.6 million unregistered shares) and direct acquisition costs of $0.6 million for legal, appraisal and accounting fees.

In April 2002, the Company acquired Piedmont Research Center II, Inc, or PRC, a cancer research laboratory based in Morrisville, North Carolina, that performs preclinical evaluations of anti-cancer therapies. The research facility serves national and international pharmaceutical and biotechnology companies. PRC is part of the Discovery segment of the Company. The acquisition of PRC should enable the Company to add another dimension to its vertically integrated oncology program, spanning from early discovery through clinical development. PRC provides the Company’s clients another method of cost-effective evaluation of drug candidates. The results of operations are included in the Company’s consolidated results of operations as of and since April 1, 2002, the effective date of the acquisition. The Company acquired PRC for total consideration of $19.6 million, including $2.4 million in cash, $17.1 million in the Company’s common stock (0.5 million unregistered shares) and direct acquisition costs of $0.1 million for legal and accounting fees.

In June 2002, the Company acquired Complete Software Solutions, Inc., or CSS, a technical consulting firm offering implementation, validation and training services as well as specialized software for pharmaceutical and biotechnology industries. CSS is part of the Development segment of the Company. The acquisition of CSS should expand the Company’s informatics’ range of services and international reach, as well as its client base. With the acquisition of CSS, the Company will be able to offer a broader range of informatics solutions to a wider range of clients. The results of operations are included in the Company’s consolidated results of operations as of and since June 12, 2002, the effective date of the acquisition. The Company acquired CSS for total consideration of $16.8 million in cash.

In June 2002, the Company acquired ProPharma Pte Ltd, an Asian-based clinical research organization with experience in managing pan-Asian clinical trials. ProPharma is part of the Development segment of the Company. The acquisition of ProPharma should enable the Company to expand its geographic reach and provide its clients country-specific expertise with extensive networks for clinical trials in key markets in Asia. The results of operations are included in the Company’s consolidated results of operations as of and since June 27, 2002, the effective date of the acquisition. The Company acquired ProPharma for total consideration of $3.0 million in cash. In addition, the Company agreed to pay up to $1.4 million as additional purchase price, depending upon the financial performance of ProPharma for a specified period following the acquisition.

These acquisitions were accounted for using the purchase method of accounting; utilizing appropriate fair value techniques to allocate the purchase price based on the estimated fair values of the assets and liabilities. Accordingly, the estimated fair value of assets acquired and liabilities assumed were included in the Company’s consolidated balance sheet as of the effective date of the acquisitions.

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2000, 2001 AND 2002

(in thousands, except share and per share data)

2. Acquisitions (continued):

The total purchase price was allocated to the estimated fair value of assets acquired and liabilities assumed as set forth in the following table:

	MRL	PRC	CSS	ProPharma	Total
Condensed balance sheet:
Current assets	$16,129	$824	$957	$1,023	$18,933
Property and equipment, net	8,308	822	34	116	9,280
Current liabilities	(7,814)	(1,245)	(870)	(252)	(10,181)
Long-term capital lease obligation	(1,107)	(457)	—	—	(1,564)
Deferred tax liability	(2,553)	(4)	—	—	(2,557)
Value of identifiable intangible assets:
Backlog	2,100	—	—	—	2,100
Goodwill	98,056	19,721	16,645	2,113	136,535

Total	$113,119	$19,661	$16,766	$3,000	$152,546

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

The unaudited pro forma results from operations for the Company assuming the acquisitions were consummated as of January 1, 2001 and 2002 were as follows:

	Years Ended December 31,
	2001	2002
Total revenue	$522,000	$616,706
Net income	$57,516	$39,372
Income per share:
Basic	$1.04	$0.72
Diluted	$1.03	$0.71

The above amounts are based upon certain assumptions and estimates. The Company believes these assumptions and estimates are reasonable and do not reflect any benefit from economies that might be achieved from combined operations. Pro forma adjustments were made to amortization, interest income and income tax. The pro forma financial information presented above is not necessarily indicative of either the results of operations that would have occurred had the acquisitions taken place at the beginning of the period indicated or of future results of operations of the combined companies.

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2000, 2001 AND 2002

(in thousands, except share and per share data)

3. Accounts Receivable and Unbilled Services:

Accounts receivable and unbilled services consisted of the following:

	December 31,
	2001	2002
Trade:
Billed	$99,877	$130,865
Unbilled	43,748	72,692
Reserve for doubtful accounts	(2,881)	(3,621)

	$140,744	$199,936

The Company had 19.4% and 21.7% of its accounts receivable and unbilled services in locations outside the United States as of December 31, 2001 and 2002, respectively. Operations in the United Kingdom comprised 78.3% and 77.3% of this balance as of December 31, 2001 and 2002, respectively. The United Kingdom has traditionally had a relatively stable currency compared to our functional currency, the U.S. dollar.

Change in reserve for doubtful accounts consisted of the following:

	Years Ended December 31,
	2000	2001	2002
Balance at beginning of year	$1,066	$1,954	$2,881
Additions charged to costs and expenses	1,060	973	342
Deductions	(172)	(46)	(402)
Acquisitions	—	—	800

Balance at end of year	$1,954	$2,881	$3,621

4. Property and Equipment:

Property and equipment, stated at cost, consisted of the following:

	December 31,
	2001	2002
Land	$1,245	$2,058
Buildings and leasehold improvements	21,088	41,369
Construction in progress and asset deposits	9,864	6,190
Furniture and equipment	77,102	91,223
Computer equipment and software	54,211	58,409

	163,510	199,249
Less accumulated depreciation and amortization	(77,820)	(89,545)

	$85,690	$109,704

The annual depreciation charges on property and equipment for the years ended December 31, 2000, 2001 and 2002 were $16,291, $19,200 and $23,189, respectively.

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2000, 2001 AND 2002

(in thousands, except share and per share data)

4. Property and Equipment (continued):

Property and equipment under capital leases, stated at cost, consisted of the following:

	December 31,
	2001	2002
Buildings and leasehold improvements	$—	$1,577
Computer equipment and software	4,781	4,234

	4,781	5,811
Less accumulated depreciation and amortization	(1,706)	(2,562)

	$3,075	$3,249

5. Goodwill and Intangible Assets:

In July 2001, the FASB issued Statement of Financial Accounting Standards No. 141, “Business Combinations”, which eliminated the pooling of interests method of accounting for all business combinations initiated after June 30, 2001 and addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets”, or SFAS No. 142. The Company adopted SFAS No. 142 as of January 1, 2002. SFAS No. 142 addresses the financial accounting and reporting standards for the acquisition of intangible assets outside of a business combination and for goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 requires that goodwill be separately disclosed from other intangible assets in the statement of financial position, and no longer be amortized but tested for impairment on at least an annual basis. The provisions of this accounting standard also require the completion of a transitional impairment test within six months of adoption. The Company has completed the transitional impairment test as of January 1, 2002 and the annual impairment test as of October 1, 2002 and did not identify any impairments of goodwill. These tests involved determining the fair market value of each of the reporting units with which the goodwill was associated and comparing the estimated fair market value of each of the reporting units with its carrying amount. Additionally, SFAS No. 142 requires intangible assets that do not meet the criteria for recognition apart from goodwill to be reclassified. As a result of the Company’s analysis, no reclassifications to goodwill were required as of January 1, 2002.

In accordance with SFAS No. 142, the Company discontinued the amortization of goodwill effective January 1, 2002. A reconciliation of previously reported net income and earnings per share to the amounts adjusted for the exclusion of goodwill amortization follows:

	Years Ended December 31,
	2000	2001	2002
Reported net income	$32,310	$49,167	$39,897
Add: Goodwill amortization	588	587	—

Adjusted net income	$32,898	$49,754	$39,897

Reported basic income per share	$0.65	$0.95	$0.73
Add: Goodwill amortization	0.01	0.01	—

Adjusted basic income per share	$0.66	$0.96	$0.73

Reported diluted income per share	$0.64	$0.94	$0.72
Add: Goodwill amortization	0.01	0.01	—

Adjusted diluted income per share	$0.65	$0.95	$0.72

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2000, 2001 AND 2002

(in thousands, except share and per share data)

5. Goodwill and Intangible Assets (continued):

Changes in the carrying amount of goodwill for the twelve months ended December 31, 2001 and 2002, by operating segment, were as follows:

	Development	Discovery	Total
Balance as of January 1, 2001	$8,190	$844	$9,034
Amortization	(836)	(93)	(929)
Translation adjustments	(515)	—	(515)

Balance as of December 31, 2001	$6,839	$751	$7,590

	Development	Discovery	Total
Balance as of January 1, 2002	$6,839	$751	$7,590
Goodwill acquired during the period	116,814	19,721	136,535
Translation adjustments	3,283	—	3,283

Balance as of December 31, 2002	$126,936	$20,472	$147,408

Information regarding the Company’s other intangible assets follows:

	As of December 31, 2001			As of December 31, 2002
	Carrying Amount	Accumulated Amortization	Net	Carrying Amount	Accumulated Amortization	Net
Backlog	$—	$—	$—	$2,100	$919	$1,181
Patents	280	136	144	280	192	88
License agreements	500	96	404	500	145	355
Miscellaneous intangible assets	986	961	25	915	915	—

Total	$1,766	$1,193	$573	$3,795	$2,171	$1,624

All intangible assets are amortized on a straight-line basis, based on estimated useful lives of two years for backlog, five years for patents, ten years for license agreements and two to ten years for miscellaneous intangible assets. The weighted average amortization period for all intangibles is approximately 2.5 years.

Amortization expense for the twelve months ended December 31, 2000, 2001 and 2002 was $942, $1,064 and $1,042, respectively. Amortization expense included goodwill amortization during 2000 and 2001. Estimated amortization expense for the next five years is as follows:

2003	$1,145
2004	215
2005	59
2006	50
2007	50

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2000, 2001 AND 2002

(in thousands, except share and per share data)

6. Notes Receivable:

Notes receivable consisted of the following

	December 31,
	2001	2002
Note receivable from sale of environmental sciences segment	$16,500	$—
Other note receivable	1,000	500

	17,500	500
Less current maturities	(500)	(500)

	$17,000	$—

The note receivable related to the sale of the Company’s environmental sciences segment was to be paid over twelve years. The first four years were interest-only payments with the first interest payment received on December 31, 1999. Principal payments were to commence on December 31, 2003. The interest rate on the note was 8%. During the fourth quarter of 2001, the Company negotiated a pre-payment of this note receivable and recorded a $1,500 discount. During 2002, this note receivable was paid in full.

The other note receivable relates to the sale of a prior business and bears interest at a rate of 10% and is payable over a five-year period, which began on February 27, 1998, in equal annual payments.

7. Investments:

Investments consisted of the following:

	December 31,
	2001	2002
Investment in DNA Sciences, Inc.	$32,005	$—
Investment in Spotlight Health	5,000	5,000
Investment in Surromed, Inc.	—	5,000
Investment in SLIL Biomedical Corp.	4,700	4,700
Investment in BioDelivery Sciences International, Inc.	—	1,684
Investment in Gallery Systems, Inc. (formerly DAS)	1,500	—
Investment in CancerConsultants	250	250
Investment in IntraBiotics (formerly Apothogen)	203	—
Investment in Signature Bioscience (formerly PrimeCyte)	100	150
Investment in Oriel Therapeutics, Inc.	—	150

	$43,758	$16,934

In February 1999, the Company invested in PPGx, an entity formed together with Axys Pharmaceuticals, Inc. (“Axys”) to pursue the business of pharmacogenomics. The Company contributed $1,500 and the net assets of its subsidiary, Intek, and assigned the rights to a software license from Axys for an 18.2% ownership interest in PPGx. In December 2000, the Company exercised its option to increase its ownership of PPGx to 50% for $5,900 and subsequently sold its investment in PPGx to DNA Sciences, Inc. for approximately 1.5 million shares of DNA Sciences Series D preferred stock. As a result of this transaction, the Company recognized a gain of $498. In conjunction with this transaction, the Company repaid a $4,560 loan on PPGx’s behalf and forgave a note receivable from PPGx in the amount of $1,065. Additionally, in December 2000, the Company purchased approximately 1.5 million shares of DNA Sciences Series C preferred stock for $15,000 in cash. The Company owns approximately 1.5 million shares of DNA Sciences Series C preferred stock and approximately 1.5 million shares of DNA Sciences, Inc. Series D preferred stock, representing a 10.8% and 8.46% ownership interest as of December 31, 2001 and 2002, respectively. During the first quarter of 2002, the Company recorded a charge to earnings for an other than temporary decline in the fair market value of its investment in DNA Sciences of approximately $32.0

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2000, 2001 AND 2002

(in thousands, except share and per share data)

7. Investments (continued):

million. The investment in DNA Sciences was deemed to be impaired as a result of the market condition of the overall industry, historical and projected performance, cash needs and an independent valuation of the market value of DNA Sciences.

In April 2000, the Company purchased 1.0 million shares of Spotlight Health Series C convertible preferred stock, which represented approximately 7.6% and 7.5% ownership of Spotlight Health as of December 31, 2001 and 2002, respectively. In January 2001, the Company entered into an agreement with Spotlight Health and First Union National Bank, now Wachovia, to serve as the guarantor of a $2,000 revolving line of credit from First Union. Indebtedness under the line is unsecured and subject to traditional covenants relating to financial ratios. As of December 31, 2002, there was $2,000 outstanding under this credit facility. This credit facility is currently scheduled to expire in June 2003, at which time any outstanding balance is due. Further extensions of this guarantee beyond June 2003 are possible.

In April 2002, the Company purchased 1.0 million shares of SurroMed, Inc. Series E preferred stock for $5.0 million, which represented a 2.8% ownership interest in SurroMed as of December 31, 2002. SurroMed is a private company that has developed a proprietary technology for biological markers.

In November 2001, the Company purchased 2.0 million shares of SLIL Biomedical Series C preferred stock, which represented an 18.7% and 18.4% ownership interest as of December 31, 2001 and 2002, respectively. In connection with this investment, the Company also received a warrant to purchase up to $1,175 of stock SLIL Biomedical issues in connection with a future institutional offering, at the price per share in that offering.

In June 2002, the Company purchased approximately 0.7 million units of BioDelivery Sciences International, Inc. for $3.6 million. Each unit consists of one share of common stock and one warrant for common stock. The Company’s common stock in BioDelivery Sciences International represented less than 1.0% ownership interest in BioDelivery Sciences International’s outstanding common stock as of December 31, 2002. BioDelivery Sciences International is a publicly traded company. The Company records an unrealized gain or loss related to this investment at the end of each quarter based on the closing price of this investment at the end of each period. As of December 31, 2002, the Company had recorded an unrealized loss of $1,939 related to this investment.

The Company owns 0.6 million shares of Gallery Systems, formerly Digital Arts and Sciences Corporation or DAS, Series D preferred stock, which represented a 6.7% and 6.8% ownership interest of December 31, 2001 and 2002, respectively. During the fourth quarter of 2002, the Company recorded a charge to earnings for an other than temporary decline in the fair market value of its investment in Gallery Systems of $1.5 million.

In December 2000, the Company purchased approximately 0.3 million shares of CancerConsultants common stock, which represented a 2.7% ownership interest as of December 31, 2001 and 2002. The Company also received, as part of the purchase, a warrant to purchase approximately 0.2 million shares of CancerConsultants common stock at an exercise price of $1.25 per common share.

In October 2001, the Company made an investment in Apothogen, Inc., a new company formed with JPMorgan Partners (BHCA), L.P., the Chairman of the Company’s Board of Directors and the Chief Executive Officer of the Company to engage in the business of acquiring, developing and commercializing pharmaceutical products. As of December 31, 2001, the Company had contributed $295 to Apothogen for Series A convertible preferred stock. Given the involvement of the Chairman of the Company’s Board of Directors and the Chief Executive Officer of the Company, the Company was accounting for its investment in Apothogen under the equity method of accounting. Accordingly, based on the Company’s ownership interest of 14.75% of Apothogen’s Series A convertible preferred stock, the Company was recognizing 14.75% of the net earnings or losses of Apothogen.

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2000, 2001 AND 2002

(in thousands, except share and per share data)

7. Investments (continued):

In April 2002, Apothogen was acquired by IntraBiotics Pharmaceuticals, Inc. As a result of the acquisition, the Company received shares of IntraBiotics common stock representing less than 1.0% ownership interest of IntraBiotics outstanding common stock. As of December 31, 2002, the Company’s ownership interest was still less than 1.0%. During the fourth quarter of 2002, the Company recorded a charge to earnings for an other than temporary decline in the fair market value of its investment in IntraBiotics of approximately $0.3 million.

In November 2001, the Company purchased approximately 67 thousand shares of Signature Bioscience (formerly PrimeCyte) Series D preferred stock, which represented a 0.7% and 0.9% ownership interest as of December 31, 2001 and 2002, respectively.

In December 2002, the Company purchased 150 thousand shares of Oriel Therapeutics Series A convertible preferred stock, which represents a 4.3% ownership interest in Oriel Therapeutics as of December 31, 2002. The Company also received, as part of the purchase, a warrant to purchase an equal number of shares of common stock in Oriel Therapeutics at a discount.

8. Other Accrued Expenses:

Other accrued expenses consisted of the following:

	December 31,
	2001	2002
Accrued salaries, wages, benefits and related costs	$35,356	$47,157
Other	13,595	20,869

	$48,951	$68,026

9. Long-Term Debt and Lease Obligations:

Long-term debt consisted of the following:

	December 31,
	2001	2002
Leases at interest rates up to 10.4%	$3,074	$2,596
Note at interest rate of 5.26%	—	5,810

	3,074	8,406
Less: current maturities	(1,203)	(1,757)

	$1,871	$6,649

In June 2002, the Company amended a revolving credit facility for $50.0 million from Wachovia Bank, N.A., formerly known as First Union National Bank. The purpose of the amendment was to extend the expiration date. Indebtedness under the facility is unsecured and subject to traditional covenants relating to financial ratios. Borrowings under this credit facility are available to provide working capital and for general corporate purposes. As of December 31, 2001 and 2002, there was no amount outstanding under this credit facility. This credit facility is currently scheduled to expire in June 2003, at which time any outstanding balance will be due.

In July 2002, the Company entered into a new revolving credit facility for $50.0 million with Bank of America, N. A. Indebtedness under the facility is unsecured and subject to traditional covenants relating to financial ratios. Borrowings under this credit facility are available to provide working capital and for general corporate purposes. As of December 31, 2002, there was no amount outstanding under this credit facility. This credit facility is currently scheduled to expire in June 2003, at which time any outstanding balance would be due.

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2000, 2001 AND 2002

(in thousands, except share and per share data)

9. Long-Term Debt and Lease Obligations (continued):

The Company acquired a mortgage note during the acquisition of MRL Belgium. This note relates to the laboratory building in Brussels, Belgium that the Company owns. For the years subsequent to December 31, 2002, annual principle maturities of long-term debt outstanding are:

2003	$278
2004	293
2005	309
2006	326
2007	343
2008 and thereafter	4,261

Total	$5,810

Leases

The Company is obligated under noncancellable operating leases expiring at various dates through 2016 relating to its operating facilities and certain equipment. Rental expense for all operating leases, net of sublease income, was $17,832, $18,520 and $25,783 for the years ended December 31, 2000, 2001 and 2002, respectively.

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

Certain facility leases entered into provided for concessions by the landlords, including payments for leasehold improvements and free rent periods. These concessions have been reflected as deferred rent and other in the accompanying consolidated financial statements. The Company is recording rent expense on a straight-line basis for these leases.

Future minimum payments for all lease obligations for years subsequent to December 31, 2002 are as follows:

	Operating leases	Capital leases
2003	$26,071	$1,625
2004	25,039	1,162
2005	22,079	—
2006	20,099	—
2007	13,918	—
2008 and thereafter	51,294	—

Less: sublease income	158,500	2,787
	(414)

	$158,086

Less: amount representing interest		(191)

Total		$2,596

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2000, 2001 AND 2002

(in thousands, except share and per share data)

10. Stock Plans:

Restricted Stock

In January 2001, the Company awarded 60 thousand shares of restricted stock to members of the senior management team. This restricted stock vests at the end of three years. Deferred compensation is being expensed on a straight-line basis over the three-year vesting period. Total deferred compensation recorded was $1,449 for 2001. During 2002, 15 thousand shares with a value of $349 were forfeited due to terminations. Deferred compensation, net of accumulated amortization of $483 and $250, was $966 and $367 as of December 31, 2001 and 2002.

Stock Incentive Program

The Company has a stock option plan (the “Plan”) under which the Company may grant options to its employees and directors. As of December 31, 2002, there were 1.8 million shares of common stock available for grant. The exercise price of each option granted is equal to the market price of the Company’s stock on the date of grant and the maximum exercise term of each option granted does not exceed 10 years. Options are granted upon approval of the Board of Directors and vest over various periods, as determined by the Board of Directors at the date of the grant. The majority of the Company’s options vest ratably over a period of three years.

On January 1, 1996, the Company adopted the disclosure requirements of Statement of Financial Accounting Standards No. 123 (“SFAS No. 123”), “Accounting for Stock Based Compensation”. As permitted by SFAS No. 123, the Company has chosen to apply Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations, in accounting for the Plan. Accordingly, no compensation cost has been recognized for options granted under the Plan. See Note 1 for disclosure of pro forma net income and earnings per share.

For the purposes of the pro forma presentation in Note 1, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 2000, 2001 and 2002: expected volatility of 68.1%, 76.1% and 57.5%, respectively; risk-free interest of 4.99%, 4.59% and 2.78%, respectively; and expected lives of five years. The resulting estimated weighted average fair value of options granted during 2000, 2001 and 2002 was $15.78, $11.54 and $28.89, per share, respectively. All options granted during the years ended December 31, 2000, 2001 and 2002 were granted with an exercise price equal to the fair value of the Company’s common stock at the grant date. The estimated pro forma amounts presented in Note 1 include the compensation cost for the Company’s Employee Stock Purchase Plan based on the fair value of the contributions under this plan, consistent with the method of SFAS No. 123.

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2000, 2001 AND 2002

(in thousands, except share and per share data)

10. Stock Plans (continued):

Stock Incentive Program (continued)

A summary of the status of the Plan at December 31, 2000, 2001 and 2002, and changes during the years, is presented below and includes common stock options of the Company:

	2000		2001		2002
	(000’s) Shares	Weighted Average Exercise Price	(000’s) Shares	Weighted Average Exercise Price	(000’s) Shares	Weighted Average Exercise Price

Outstanding at beginning of year	3,214	$9.35	2,802	$11.05	2,253	$13.94
Granted	822	12.96	501	24.21	710	28.89
Exercised	(956)	7.19	(985)	11.03	(291)	11.55
Forfeited	(278)	10.57	(65)	12.60	(214)	17.86

Outstanding at end of year	2,802	$11.05	2,253	$13.94	2,458	$18.22

Options exercisable at end of year	1,500	$10.44	1,148	$11.30	1,403	$12.83

The following table summarizes information about the Plan’s stock options at December 31, 2002:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	(000’s) Number Outstanding at 12/31/02	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	(000’s) Number Exercisable at 12/31/02	Weighted Average Exercise Price

$ 0.00—$ 3.23	21	2.9 years	$1.96	21	$1.96
$ 3.24—$ 6.46	141	5.6 years	$4.91	141	$4.91
$ 6.47—$ 9.69	396	5.8 years	$7.46	379	$7.40
$ 9.70—$12.92	304	5.5 years	$10.95	222	$11.15
$12.93—$16.15	261	5.2 years	$13.80	256	$13.75
$16.16—$19.38	230	7.5 years	$18.13	167	$17.96
$19.39—$22.62	270	8.4 years	$21.70	88	$21.52
$22.63—$25.85	114	9.1 years	$24.89	49	$25.49
$25.86—$29.08	122	8.9 years	$26.49	40	$26.44
$29.09—$32.31	599	9.3 years	$30.18	40	$31.45

	2,458	7.3 years	$18.22	1,403	$12.83

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2000, 2001 AND 2002

(in thousands, except share and per share data)

10. Stock Plans (continued):

Employee Stock Purchase Plan

The Board of Directors has reserved shares of the Company’s common stock for issuance under the Employee Stock Purchase Plan (the “ESPP”). As of December 31, 2002, there were 0.9 million shares of common stock available for issuance. The ESPP has two six-month offering periods (each an “Offering Period”) annually, beginning January 1 and July 1, respectively. Eligible employees can elect to make deductions from 1% to 15% of their compensation during each payroll period of an Offering Period. Special limitations apply to eligible employees who own 5% or more of the outstanding common stock of the Company. None of the contributions made by eligible employees to purchase the Company’s common stock under the ESPP are tax deductible to the employees. At the end of an Offering Period, the total payroll deductions by an eligible employee for that Offering Period will be used to purchase common stock of the Company at a price equal to 85% of the lesser of (a) the reported closing price of the Company’s common stock for the first day of the Offering Period, or (b) the reported closing price of the common stock for the last day of the Offering Period. Only 300 thousand shares will be available for purchase during each of the Offering Periods.

Employees eligible to participate in the ESPP include employees of the Company and most of its operating subsidiaries, except those employees who customarily work less than 20 hours per week or five months in a year. Because the eligible employee determines both participation in and contributions to the ESPP, it is not possible to determine the benefits and amounts that would be received by an eligible participant or group of participants in the future.

During 2002, $4,141 was contributed to the ESPP and 169 thousand shares were issued. The compensation costs for the ESPP as determined based on the fair value of the contributions under the ESPP, consistent with the method of SFAS No. 123, was $497, $715 and $810 and is reflected in the pro forma net income and basic and diluted net income per share for 2000, 2001 and 2002, respectively, as disclosed in Note 1.

11. Income Taxes:

The components of income (loss) before provision for income taxes were as follows:

	Years Ended December 31,
	2000	2001	2002
Domestic	$53,172	$70,893	$57,183
Foreign	(2,341)	7,021	21,359

Income from continuing operations	$50,831	$77,914	$78,542

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2000, 2001 AND 2002

(in thousands, except share and per share data)

11. Income Taxes (continued):

The components of the provision for income taxes were as follows:

	Years Ended December 31,
	2000	2001	2002
State income taxes:
Current	$708	$3,398	$3,914
Deferred	(1,037)	(270)	1,776
Federal income taxes:
Current	15,721	29,288	23,579
Deferred	1,397	(5,226)	3,385
Foreign income taxes:
Current	1,196	422	5,539
Deferred	536	1,135	452

Provision for income taxes	$18,521	$28,747	$38,645

Tax expense for 2000 reflects the full benefit of a tax planning strategy implemented during that year.

Taxes computed at the statutory U.S. federal income tax rate of 35% are reconciled to the provision for income taxes as follows:

	Years Ended December 31,
	2000	2001	2002
Effective tax rate	36.4%	36.9%	49.2%

Statutory rate of 35%	$17,791	$27,270	$27,490
State taxes (net of federal benefit)	(919)	2,106	1,980
Utilization of capital loss carryforward	(611)	—	—
Nondeductible expenses net of nontaxable income	649	210	(318)
Change in valuation allowance	1,053	(2,533)	11,063
Impact of international operations	679	1,452	(901)
Other	(121)	242	(669)

Provision for income taxes	$18,521	$28,747	$38,645

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2000, 2001 AND 2002

(in thousands, except share and per share data)

11. Income Taxes (continued):

Components of the net current deferred tax asset were as follows:

	December 31,
	2001	2002
Future benefit of net operating losses	$1,047	$730
Reserve for doubtful accounts	1,103	2,093
Accrued expenses	3,134	7,396
Unearned income	4,705	4,277
Valuation allowance	(716)	(638)

Net current deferred tax asset	$9,273	$13,858

Components of the net long-term deferred tax liability in 2001 and 2002 were as follows:

	2001	2002
Depreciation and amortization	$281	$9,145
Deferred rent	(261)	(808)
Deferred compensation	—	(619)
Investment basis differences	—	(14,007)
Valuation allowance	—	11,911
Other	354	329

Net long-term deferred tax liability	$374	$5,951

The valuation allowance related to the Company’s foreign tax losses was reduced by $2,533 and $78 during 2001 and 2002, respectively, due to the utilization of losses in various jurisdictions. A valuation allowance of $11,911 was established in 2002 due to the uncertainty of recognizing future tax benefits from certain unrealized capital losses. Of this valuation allowance, $770 relates to unrealized losses included in accumulated other comprehensive loss on the consolidated balance sheet and has no effect on the calculated tax rate.

The Company records current and deferred income tax expense related to its foreign operations to the extent those earnings are taxable. No provision has been made for the additional taxes that would result from the distribution of earnings of foreign subsidiaries because those earnings are expected to be invested permanently. The cumulative amount of undistributed retained earnings of foreign subsidiaries for which no provision has been made was $3,042 and $14,702 as of December 31, 2001 and 2002, respectively.

12. Employee Savings and Pension Plans:

Savings Plan

The Company provides a 401(k) Retirement Savings Plan to its U.S. employees. The Company matches 50% of an employee’s savings up to 6% of pay, and these contributions vest ratably over a four-year period. Company matching contributions for all employees for each of the three years ended December 31, 2000, 2001 and 2002 were $2,977, $3,467 and $4,176, respectively.

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2000, 2001 AND 2002

(in thousands, except share and per share data)

12. Employee Savings and Pension Plans (continued):

Pension Plans

Pension costs are determined under the provisions of Statement of Financial Accounting Standards No. 87, “Employers’ Accounting for Pensions”, and related disclosures are determined under the provisions of Statement of Financial Accounting Standards No. 132, “Employers’ Disclosures about Pensions and other Postretirement Benefits”.

The Company has a separate contributory defined benefit plan (the “U.K. Plan”) for its qualifying United Kingdom employees employed by the Company’s U.K. subsidiaries. The benefits for the U.K. Plan are based primarily on years of service and average pay at retirement. Plan assets consist principally of investments managed in a mixed fund.

Pension costs for the U.K. Plan included the following components:

	Years Ended December 31,
	2000	2001	2002
Service cost benefits earned during the year	$848	$846	$1,085
Interest cost on projected benefit obligation	805	843	1,045
Expected return on plan assets	(72)	(935)	(848)
Net amortization and deferral	(711)	9	53

Net periodic pension cost	$870	$763	$1,335

Assumptions used to determine pension costs and projected benefit obligations were as follows:

	2000	2001	2002
Discount rate	6.0%	5.5%	6.2%
Rate of compensation increase	4.0%	3.0%	4.0%
Long-term rate of return on plan assets	5.0%	6.0%	5.5%

The change in benefit obligation, change in plan assets, funded status and amounts recognized of the defined benefit plan were as follows:

	Years Ended December 31,
	2000	2001	2002
Change in benefit obligations:
Benefit of obligation at beginning of year	$14,507	$15,776	$14,768
Service cost	848	619	732
Interest cost	805	843	1,045
Participant contributions	248	227	353
Net actuarial loss (gain)	750	(2,114)	3,066
Benefits paid	(285)	(189)	(1,730)
Foreign currency translation adjustment	(1,097)	(394)	1,559

Benefit obligation at end of year	$15,776	$14,768	$19,793

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2000, 2001 AND 2002

(in thousands, except share and per share data)

12. Employee Savings and Pension Plans (continued):

Pension Plans (continued)

	Years Ended December 31,
	2000	2001	2002
Change in plan assets:
Fair value of plan assets at beginning of year	$16,250	$15,638	$14,212
Actual asset return	72	(1,714)	(2,036)
Employer contributions	582	639	988
Plan participants’ contributions	248	227	353
Benefits and expenses paid	(285)	(189)	(1,730)
Foreign currency translation adjustment	(1,229)	(389)	1,499

Fair value of plan assets at end of year	$15,638	$14,212	$13,286

Funded status:
Funded status	$(137)	$(556)	$(6,365)
Unrecognized transition asset	(52)	(39)	(31)
Unrecognized net actuarial loss	1,899	2,366	8,361

Prepaid pension costs	$1,710	$1,771	$1,965

Amounts recognized:
Prepaid pension costs	$1,710	$1,771	$1,965
Accrued pension liability	—	—	(7,905)
Accumulated other comprehensive income	—	—	7,905

Net amount recognized	$1,710	$1,771	$1,965

13. Commitments and Contingencies:

The Company currently maintains liability insurance on a “claims made” basis for professional acts, errors and omissions. The policy has a self-insured retention per claim of $500. As of December 31, 2001 and 2002, there were no open claims related to this coverage above the self-insured retention.

As of January 1, 2003, the Company was self-insured for group health for employees located within the United States. The Company maintains insurance on a “claims made” basis, up to a maximum of $200 per member per year. As of December 31, 2001 and 2002, the Company maintained a reserve of approximately $3,082 and $4,819, respectively, included in other accrued expenses on the consolidated balance sheets, to cover open claims and estimated claims incurred but not reported. The Company switched plans and administrators at the beginning of 2001. The 2001 plan included a maximum claims provision to limit the Company’s liability.

In the normal course of business, the Company is a party to various claims and legal proceedings. The Company records a reserve for these matters when an adverse outcome is probable and the amount of the potential liability is reasonably estimable. Although the ultimate outcome of these matters is currently not determinable, management of the Company, after consultation with legal counsel, does not believe that the resolution of these matters will have a material effect upon the Company’s financial condition, results of operations or cash flows for an interim or annual period.

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2000, 2001 AND 2002

(in thousands, except share and per share data)

14. Related Party Transactions:

In April 2002, Apothogen, Inc., an equity method investment of the Company, was acquired by IntraBiotics Pharmaceuticals, Inc. The Company was related through common ownership with Apothogen, Inc. See Note 7 for terms of this relationship. The Company had a receivable from Apothogen as of December 31, 2001 of $199. Apothogen rented facility space from the Company for which the Company recognized approximately $118 and $171 in rental income in 2001 and 2002, respectively. The Company also provided Apothogen with development services and professional services such as legal and accounting services. The Company recorded revenues of $5 and $93 related to the provisions of development services to Apothogen in 2001 and 2002, respectively.

The Company leases its Highland Heights, Kentucky building under an operating lease with a shareholder of the Company. Rent paid to this shareholder for the year ended December 31, 2002 totaled approximately $596.

15. Fair Value of Financial Instruments:

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

Accounts Receivable, Accounts Payable and Accrued Liabilities

The carrying amount approximates fair value because of the short maturity of these items.

Notes Receivable and Long-Term Debt

The Company believes the carrying value approximates the fair value on December 31, 2001 and 2002.

Investments

The Company assesses its investment portfolio on a quarterly basis to determine whether declines in the market value of these securities are other than temporary. This quarterly review includes an evaluation of, among other things, the market condition of the overall industry, historical and projected financial performance, expected cash needs and recent funding events. As a result of management’s quarterly evaluations, during the three months ended March 31, 2002, the Company recorded a charge to earnings for an other than temporary decline in the fair market value of its investment in DNA Sciences of approximately $32.0 million. The investment in DNA Sciences was deemed to be impaired as a result of adverse events experienced by DNA Sciences during the first quarter of 2002. The Company also recorded a charge to earnings for an other than temporary decline in the fair market value of its investment in Gallery Systems (formerly DAS) of $1.5 million and its investment in IntraBiotics of approximately $0.3 million in the fourth quarter of 2002.

The Company’s investments in Spotlight Health, SurroMed, SLIL Biomedical Corp., CancerConsultants, Signature Bioscience (formerly PrimeCyte) and Oriel Therapeutics are recorded at $5,000, $5,000, $4,700, $250, $150 and $150, respectively, at December 31, 2002. These investments, for which no public market exists, are accounted for using the cost method of accounting as the Company does not exert significant influence on the operations of these companies. The Company monitors these investments for other than temporary declines in value. As of December 31, 2002, the Company had not recorded an impairment for these investments.

The Company’s investment in BioDelivery Sciences International, Inc. was recorded at $1,684 at December 31, 2002. BioDelivery Sciences International is a publicly traded company. The Company records an unrealized gain or loss related to this investment at the end of each quarter based on the closing price of this investment at the end of each period. As of December 31, 2002, the Company had recorded an unrealized loss of $1,939 related to this investment.

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2000, 2001 AND 2002

(in thousands, except share and per share data)

15. Fair Value of Financial Instruments (continued):

Letters of Credit

From time to time, the Company uses letters of credit to back certain guarantees and insurance policies. The letters of credit reflect fair value as a condition of their underlying purpose and are subject to fees competitively determined in the marketplace. During 2002, the Company did not utilize any letters of credit.

16. Business Segment Data:

Revenues by principal business segment are separately stated in the consolidated financial statements. The Company has changed its measurement of segment profitability from net income to income (loss) from operations in 2002 in order to more accurately reflect the information used by the Company’s chief operating decision-maker. Net income for the Development segment was $30,592 and $45,620 for the years ended December 31, 2000 and 2001, respectively. Net income for the Discovery segment was $1,718 and $3,639 for the years ended December 31, 2000 and 2001, respectively. Equity in net loss of investee of $92 in 2001 was not allocated to the Company’s business segments. The equity in net loss of investee is related to the investment in Apothogen, which operated in the discovery field. See Note 7. Income (loss) from operations, depreciation and amortization, identifiable assets and capital expenditures by principal business segment were as follows:

	Years Ended December 31,
	2000	2001	2002
Income (loss) from operations:
Development	$40,834	$66,830	$117,405
Discovery sciences	2,713	5,762	(8,960)

Total	$43,547	$72,592	$108,445

Depreciation and amortization:
Development	$16,166	$18,366	$21,546
Discovery sciences	1,067	1,898	2,685

Total	$17,233	$20,264	$24,231

Identifiable assets: (a)
Development	$297,880	$408,774	$637,660
Discovery sciences	47,035	56,626	54,460

Total	$344,915	$465,400	$692,120

Capital expenditures:
Development	$18,231	$37,570	$30,602
Discovery sciences	3,284	4,319	5,894

Total	$21,515	$41,889	$36,496

(a)	The note receivable from the sale of the environmental sciences segment is included in the Development segment.

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2000, 2001 AND 2002

(in thousands, except share and per share data)

17. Operations by Geographic Area:

The following table presents information about the Company’s operations by geographic area:

	Years Ended December 31,
	2000	2001	2002
Net revenue:
United States	$326,500	$391,316	$484,955
U.K.	16,270	34,369	57,612
Other (a)	29,880	34,948	66,090

Total	$372,650	$460,633	$608,657

Operating income (loss):
United States	$47,338	$65,651	$85,130
U.K.	(1,990)	5,630	15,605
Other (a)	(1,801)	1,311	7,720

Total	$43,547	$72,592	$108,455

Identifiable assets:
United States	$303,604	$412,700	$578,146
U.K.	27,783	37,454	56,652
Other (a)	13,528	15,246	57,322

Total	$344,915	$465,400	$692,120

(a)	Principally consists of operations in 21 countries, ten of which are located in Europe, none of which individually comprise more than 10% of net revenue, operating income (loss) or identifiable assets.

18. Quarterly Financial Data (Unaudited):

2001	First	Second	Third	Fourth	Total
Net revenue	$112,853	$109,405	$115,762	$122,613	$460,633
Operating income	21,246	14,870	16,612	19,864	72,592
Net income	14,537	10,464	11,507	12,659	49,167
Net income per common share:
Basic	$0.28	$0.20	$0.22	$0.24	$0.95
Diluted	$0.28	$0.20	$0.22	$0.24	$0.94

2002
Net revenue	$130,583	$151,566	$157,284	$169,224	$608,657
Operating income	21,467	26,181	27,748	33,049	108,445
Net income (loss)	(15,567)	17,210	18,282	19,972	39,897
Net income per common share:
Basic	$(0.29)	$0.31	$0.33	$0.36	$0.73
Diluted	$(0.29)	$0.31	$0.33	$0.36	$0.72

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC.

Date: February 18, 2003	By: /s/ Fredric N. Eshelman, Pharm.D
	Name:	Fredric N. Eshelman, Pharm.D.
	Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Fredric N. Eshelman, Pharm.D. Fredric N. Eshelman, Pharm.D.	Chief Executive Officer and Director (Principal Executive Officer)	February 18, 2003

/s/ Linda Baddour Linda Baddour	Chief Financial Officer (Principal Financial and Accounting Officer)	February 18, 2003

/s/ Ernest Mario, Ph.D. Ernest Mario, Ph.D.	Director	February 13, 2003

/s/ Stuart Bondurant, M.D. Stuart Bondurant, M.D.	Director	February 13, 2003

/s/ Marye Anne Fox, Ph.D. Marye Anne Fox, Ph.D.	Director	February 18, 2003

/s/ Frederick Frank Frederick Frank	Director	February 13, 2003

/s/ Paul J. Rizzo Paul J. Rizzo	Director	February 13, 2003

/s/ John A. McNeill, Jr. John A. McNeill, Jr.	Director	February 13, 2003

/s/ Catherine M. Klema Catherine M. Klema	Director	February 13, 2003

/s/ Terry Magnuson, Ph.D. Terry Magnuson, Ph.D.	Director	February 13, 2003

S-1

CERTIFICATION

I, Fredric N. Eshelman, certify that:

1.	I have reviewed this annual report on Form 10-K of Pharmaceutical Product Development, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c.	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

a.	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 18, 2003	By: /s/ Fredric N. Eshelman
Chief Executive Officer
(Principal Executive Officer)

S-2

CERTIFICATION

I, Linda Baddour, certify that:

1.	I have reviewed this annual report on Form 10-K of Pharmaceutical Product Development, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c.	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

a.	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 18, 2003	By: /s/ Linda Baddour
Chief Financial Officer (Principal Financial and Accounting Officer)

S-3