Form 10-Q
period 2003-03-31
PHARMACEUTICAL PRODUCT DEVELOPMENT INC
filed 2003-05-09
CIK 1003124

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES AND EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2003.

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

28412

(Zip Code)

Registrant’s telephone number, including area code: (910) 251-0081

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 55,717,761 shares of common stock, par value $0.10 per share, as of May 1, 2003.

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except per share amounts)

	Three Months Ended March 31,
	2002	2003
Development revenues	$116,736	$155,899
Discovery sciences revenues	5,379	3,095
Reimbursed out-of-pockets	8,468	10,883

Net revenue	130,583	169,877

Direct costs – Development	55,674	74,719
Direct costs – Discovery sciences	1,941	1,534
Reimbursable out-of-pocket expenses	8,468	10,883
Research and development	1,751	3,361
Selling, general and administrative expenses	35,635	39,763
Depreciation	5,366	6,917
Amortization	281	290

	109,116	137,467

Operating income	21,467	32,410
Interest income, net	877	256
Impairment of investment	(32,006)	—
Other income, net	667	537

Income (loss) before provision for income taxes	(8,995)	33,203
Provision for income taxes	6,480	12,036

Income (loss) before equity in net loss of investee	(15,475)	21,167
Equity in net loss of investee, net of income taxes	92	—

Net income (loss)	$(15,567)	$21,167

Net income (loss) per share – basic and diluted	$(0.29)	$0.38

Weighted average number of common shares outstanding:
Basic	53,212	55,561
Dilutive effect of stock options	—	554

Diluted	53,212	56,115

The accompanying notes are an integral part of these consolidated condensed financial statements.

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

(in thousands)

	December 31, 2002	March 31, 2003
		(unaudited)
Assets
Current assets
Cash and cash equivalents	$181,224	$185,925
Accounts receivable and unbilled services, net	199,936	209,747
Investigator advances	6,300	6,929
Prepaid expenses and other current assets	13,676	15,156
Notes receivable	500	—
Deferred tax asset	13,858	11,177

Total current assets	415,494	428,934
Property, plant and equipment, net	109,704	108,874
Investments	16,934	17,424
Goodwill	147,408	148,433
Intangible assets	1,624	1,338
Other assets, net	956	721

Total assets	$692,120	$705,724

Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$10,645	$11,291
Payables to investigators	20,645	24,413
Other accrued expenses	68,026	53,215
Unearned income	114,494	109,280
Accrued income taxes	12,231	13,210
Current maturities of long-term debt	1,757	1,637

Total current liabilities	227,798	213,046
Long-term debt, less current maturities	6,649	6,409
Deferred rent and other	3,480	3,946
Accrued additional pension liability	7,905	7,761
Deferred tax liability, net	5,951	5,719

Total liabilities	251,783	236,881

Shareholders’ equity
Common stock	5,544	5,571
Paid-in capital	263,554	268,818
Retained earnings	180,071	201,238
Deferred compensation	(367)	(275)
Accumulated other comprehensive loss	(8,465)	(6,509)

Total shareholders’ equity	440,337	468,843

Total liabilities and shareholders’ equity	$692,120	$705,724

The accompanying notes are an integral part of these consolidated condensed financial statements.

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Three Months Ended March 31,
	2002	2003
Cash flows from operating activities:
Net income (loss)	$(15,567)	$21,167
Adjustments to reconcile net income to net cash provided by operating activities:
Impairment of investment	32,006	—
Depreciation and amortization	5,647	7,207
Stock compensation amortization	121	92
Loss (gain) on disposition of property and equipment, net	12	(21)
Provision for doubtful accounts	(100)	118
Equity in net loss of investee	103	—
Deferred income taxes	(2,881)	2,448
Change in operating assets and liabilities, net of effect of acquisitions	5,937	(25,929)

Net cash provided by operating activities	25,278	5,082

Cash flows from investing activities:
Cash received from repayment of note receivable	500	500
Purchases of property and equipment	(10,526)	(5,900)
Proceeds from sale of property and equipment	4	34
Purchases of investments	(50)	—
Net cash paid for acquisitions	(29,103)	—

Net cash used in investing activities	(39,175)	(5,366)

Cash flows from financing activities:
Principal repayments of long-term debt	—	(69)
Repayment of capital leases obligation	(396)	(510)
Proceeds from exercise of stock options and employee stock purchase plan	3,271	4,102

Net cash provided by financing activities	2,875	3,523

Effect of exchange rate changes on cash	(611)	1,462

Net increase (decrease) in cash and cash equivalents	(11,633)	4,701
Cash and cash equivalents, beginning of the period	143,173	181,224

Cash and cash equivalents, end of the period	$131,540	$185,925

The accompanying notes are an integral part of these consolidated condensed financial statements.

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

(in thousands, except per share data)

1.	SIGNIFICANT ACCOUNTING POLICIES

The significant accounting policies followed by Pharmaceutical Product Development, Inc. and its subsidiaries (collectively “PPD” or the “Company”) for interim financial reporting are consistent with the accounting policies followed for annual financial reporting. We prepared these unaudited consolidated condensed financial statements in accordance with Rule 10-01 of Regulation S-X, and, in management’s opinion, we have included all adjustments of a normal recurring nature necessary for a fair presentation. The accompanying consolidated condensed financial statements might not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the consolidated financial statements and notes thereto in PPD’s Annual Report on Form 10-K for the year ended December 31, 2002. The results of operations for the three-month period ended March 31, 2003 are not necessarily indicative of the results to be expected for the full year or any other period. We derived the amounts on the December 31, 2002 consolidated condensed balance sheet from the audited financial statements included in PPD’s Annual Report on Form 10-K for the year ended December 31, 2002.

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

Reclassifications

We have reclassified certain 2002 financial statement amounts to conform to the 2003 financial statement presentation.

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

Stock-Based Compensation

The Company accounts for stock-based compensation based on the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, or APB No. 25, which states that, for fixed plans, no compensation expense is recorded for stock options or other stock-based awards to employees that are granted with an exercise price equal to or above the estimated fair value per share of the Company’s common stock on the grant date. In the event that stock options are granted with an exercise price below the estimated fair value of the Company’s common stock at the grant date, the difference between the fair value of the Company’s common stock and the exercise price of the stock option is recorded as deferred compensation. Deferred compensation is amortized to compensation expense over the vesting period of the stock option. The Company has adopted the disclosure requirements of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” and Statement of Financial Accounting Standards No. 148, “Accounting for Stock Based Compensation—Transition and Disclosure—an Amendment of FASB Statement No. 123”, which requires compensation expense to be disclosed based on the fair value of the options granted at the date of the grant.

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

(in thousands, except per share data)

1.	SIGNIFICANT ACCOUNTING POLICIES (continued)

Had compensation cost for the Company’s stock option plan been determined based on the fair value at the grant dates for awards under the plan consistent with the method required by SFAS No. 123, the Company’s net income and diluted net income per common share would have been the pro forma amounts indicated below.

	Quarters Ended March 31,
	2002	2003
Net income (loss), as reported	$(15,567)	$21,167
Less: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,170)	(1,164)

Pro forma net income (loss)	$(16,737)	$20,003

Net income (loss) per share:
Basic – as reported	$(0.29)	$0.38
Basic – pro forma	$(0.31)	$0.36
Diluted – as reported	$(0.29)	$0.38
Diluted – pro forma	$(0.31)	$0.36

Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations”, or SFAS No. 143, which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. The adoption of this statement did not have a material impact on our financial statements.

In November 2001, the FASB issued Emerging Issues Task Force Rule No. 01-14, or EITF 01-14, Income Statement Characterization of Reimbursements Received for “Out-of-Pocket” Expenses Incurred. EITF 01-14 requires that in cases where the contractor acts as a principal, reimbursements received for out-of-pocket expenses incurred be characterized as revenue and the associated costs included as operating expenses in the income statement. The implementation of this rule resulted only in the gross-up of revenues and expenses and had no impact upon earnings. PPD pays, on behalf of its customers, fees to investigators and test subjects, and other out-of-pocket costs, such as travel, printing, meetings, couriers, etc., for which PPD is reimbursed at cost, without mark-up or profit. PPD will continue to exclude from revenue and expense in the income statement fees and associated reimbursements that we receive as an agent. During the three months ended March 31, 2002 and 2003, fees paid to investigators and other fees that PPD received as an agent and the associated reimbursements were approximately $33.8 million and $44.6 million, respectively.

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

(in thousands, except per share data)

1.	SIGNIFICANT ACCOUNTING POLICIES (continued)

In November 2002, the Emerging Issues Task Force, or EITF, of the FASB finalized its tentative consensus on EITF Issue 00-21, “Revenue Arrangements with Multiple Deliverables”, which provides guidance on the timing and method of revenue recognition for sales arrangements that include the delivery of more than one product or service. EITF 00-21 is effective prospectively for arrangements entered into in fiscal periods beginning after June 15, 2003. The Company is currently evaluating the impact of the adoption of this consensus on the Company’s financial statements.

In November 2002, the FASB issued Financial Accounting Standards Board Interpretation No. 45, or FIN 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statement Nos. 5, 57, and 107 and Rescission of FASB Interpretation No. 34.” FIN 45 clarifies the requirements of FASB Statement No. 5, “Accounting for Contingencies,” relating to the guarantor’s accounting for, and disclosure of, the issuance of certain types of guarantees. FIN 45 requires that upon issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligation it assumes under that guarantee. The disclosure provisions of FIN 45 are effective for financial statements of interim or annual periods that end after December 15, 2002. FIN 45’s provisions for initial recognition and measurement should be applied on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor’s fiscal year-end. The guarantor’s previous accounting for guarantees that were issued before the date of FIN 45’s initial application may not be revised or restated to reflect the effect of the recognition and measurement provisions of FIN 45. The adoption of this statement did not have a material impact on the Company’s financial statements.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure – an Amendment of FASB Statement No. 123.” This Statement amends SFAS No. 123, “Accounting for Stock-Based Compensation”, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. This statement requires that companies having a year-end after December 15, 2002 follow the prescribed format and provide the additional disclosures in their annual reports. The adoption of this statement did not have a material impact on the Company’s financial statements.

2.	GOODWILL AND INTANGIBLE ASSETS

In July 2001, the FASB issued Statement of Financial Accounting Standards No. 141, “Business Combinations”, which eliminated the pooling of interests method of accounting for all business combinations initiated after June 30, 2001 and addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets”, or SFAS No. 142. PPD adopted SFAS No. 142 as of January 1, 2002. SFAS No. 142 addresses the financial accounting and reporting standards for the acquisition of intangible assets outside of a business combination, and for goodwill and other intangible assets subsequent to their acquisition. This accounting standard requires that goodwill be separately disclosed from other intangible assets in the statement of financial position, and no longer be amortized but tested for impairment on a periodic basis. The provisions of this accounting standard also require the completion of a transitional impairment test within six months of adoption. PPD has completed the transitional impairment test as of January 1, 2002 and the annual impairment test as of October 1, 2002 and did not identify any impairments of goodwill. These tests involved determining the fair market value of each of the reporting units with which the goodwill was associated and comparing the estimated fair market value of each of the reporting units with its carrying amount. Additionally, SFAS No. 142 requires intangible assets that do not meet the criteria for recognition apart from goodwill to be reclassified. As a result of PPD’s analysis, no reclassifications to goodwill were required as of January 1, 2002.

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

(in thousands, except per share data)

2.	GOODWILL AND INTANGIBLE ASSETS (continued)

Changes in the carrying amount of goodwill for the twelve months ended December 31, 2002 and the quarter ended March 31, 2003, by operating segment, were as follows:

	Development	Discovery	Total
Balance as of January 1, 2002	$6,839	$751	$7,590
Goodwill recorded during the period	116,814	19,721	136,535
Translation adjustments	3,283	—	3,283

Balance as of December 31, 2002	$126,936	$20,472	$147,408

	Development	Discovery	Total
Balance as of January 1, 2003	$126,936	$20,472	$147,408
Goodwill recorded during the period	122	143	265
Translation adjustments	760	—	760

Balance as of March 31, 2003	$127,818	$20,615	$148,433

Information regarding PPD’s other intangible assets follows:

	As of December 31, 2002			As of March 31, 2003
	Carrying Amount	Accumulated Amortization	Net	Carrying Amount	Accumulated Amortization	Net
Backlog	$2,100	$919	$1,181	$2,100	$1,181	$919
Patents	280	192	88	280	203	77
License agreements	500	145	355	500	158	342
Miscellaneous intangible assets	915	915	—	961	961	—

Total	$3,795	$2,171	$1,624	$3,841	$2,503	$1,338

All intangible assets are amortized on a straight-line basis, based on estimated useful lives of two years for backlog, five years for patents, ten years for license agreements and two to ten years for miscellaneous intangible assets. The weighted average amortization period for all intangibles is approximately 2.5 years.

3.	ACQUISITIONS

In February 2002, PPD acquired 100% of the outstanding common stock of Medical Research Laboratories International, Inc. (“MRL U.S.”) and Medical Research Laboratories International, BVBA (“MRL Belgium”), collectively, “MRL”. MRL is now part of the Development segment of PPD. MRL U.S. operates a central laboratory in Highland Heights, Kentucky, near Cincinnati, Ohio, and MRL Belgium operates a central laboratory in Brussels, Belgium. MRL provides highly standardized efficacy and safety testing services for pharmaceutical companies engaged in clinical drug development and is one of the largest central laboratory providers for Phase I-IV global studies involving agents used in cholesterol, endocrine, metabolic and cardiovascular clinical research. The results of operations are included in PPD’s condensed consolidated results of operations as of and since February 19, 2002, the effective date of the acquisition. PPD acquired MRL for total consideration of $113.1 million, including $39.0 million in cash, $73.5 million in PPD’s common stock (approximately 2.6 million unregistered shares) and direct acquisition costs of $0.6 million for legal, appraisal and accounting fees.

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

(in thousands, except per share data)

3.	ACQUISITIONS (continued)

In April 2002, PPD acquired Piedmont Research Center II, Inc, or PRC, a research laboratory based in Morrisville, North Carolina. that performs preclinical evaluations of anti-cancer therapies for national and international pharmaceutical and biotechnology companies. PRC is now part of the Discovery segment of PPD. The results of operations are included in PPD’s condensed consolidated results of operations as of and since April 1, 2002, the effective date of the acquisition. PPD acquired PRC for total consideration of $19.6 million, including $2.4 million in cash, $17.1 million in PPD’s common stock (0.5 million unregistered shares) and direct acquisition costs of $0.1 million for legal and accounting fees.

In June 2002, PPD acquired Complete Software Solutions, Inc., or CSS, a technical consulting firm offering implementation, validation and training services as well as specialized software for pharmaceutical and biotechnology industries. CSS is now part of the Development segment of PPD. The results of operations are included in PPD’s condensed consolidated results of operations as of and since June 12, 2002, the effective date of the acquisition. PPD acquired CSS for total consideration of $16.8 million in cash.

In June 2002, PPD acquired ProPharma Pte Ltd, an Asian-based clinical research organization with experience in managing pan-Asian clinical trials. ProPharma is now part of the Development segment of PPD. The results of operations are included in PPD’s condensed consolidated results of operations as of and since June 27, 2002, the effective date of the acquisition. PPD acquired ProPharma for total consideration of $3.0 million in cash. In addition, PPD agreed to pay up to $1.4 million as additional purchase price, depending upon the financial performance of ProPharma for a specified period following the acquisition.

These acquisitions were accounted for using the purchase method, utilizing appropriate fair value techniques to allocate the purchase price based on the estimated fair values of the assets and liabilities. Accordingly, the estimated fair value of assets acquired and liabilities assumed were included in PPD’s condensed consolidated balance sheet as of the effective date of the acquisitions.

The total purchase price was allocated to the estimated fair value of assets acquired and liabilities assumed as set forth in the following table:

	MRL	PRC	CSS	ProPharma	Total
Condensed balance sheet:
Current assets	$16,020	$803	$945	$1,023	$18,791
Property and equipment, net	8,308	822	34	116	9,280
Current liabilities	(7,814)	(1,367)	(870)	(252)	(10,303)
Long-term capital lease obligation	(1,107)	(457)	—	—	(1,564)
Deferred tax liability	(2,553)	(4)	—	—	(2,557)
Value of identifiable intangible assets:
Backlog	2,100	—	—	—	2,100
Goodwill	98,165	19,864	16,657	2,113	136,799

Total	$113,119	$19,661	$16,766	$3,000	$152,546

Initially, the purchase price allocations for the acquisitions are based on preliminary estimates, using available information and making assumptions management believes are reasonable. Accordingly, purchase price allocations are subject to finalization within one year of the acquisition. The purchase price allocations for MRL and PRC have been finalized as of March 31, 2003. Goodwill will be evaluated annually as required by SFAS 142.

Goodwill related to MRL, PRC and ProPharma is not expected to be deductible for tax purposes. Goodwill related to CSS is expected to be deductible for tax purposes.

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

(in thousands, except per share data)

4.	COMPREHENSIVE INCOME

PPD’s total comprehensive income (loss) for the three-month periods ended March 31, 2002 and 2003 was $(16,175) and $23,119, respectively. PPD’s other comprehensive income consisted of a change in the cumulative translation adjustment for the three-month periods ended March 31, 2002 and 2003 of $(608) and $1,462, respectively, and an unrealized gain on investment of $490 for the 2003 period.

5.	ACCOUNTS RECEIVABLE AND UNBILLED SERVICES

Accounts receivable and unbilled services consisted of the following:

	December 31, 2002	March 31, 2003
		(unaudited)
Billed	$130,865	$143,029
Unbilled	72,692	69,986
Reserve for doubtful accounts	(3,621)	(3,268)

	$199,936	$209,747

6.	INVESTMENTS

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

In April 2002, PPD purchased 1.0 million shares of SurroMed, Inc. Series E preferred stock for $5.0 million, which represented a 2.7% ownership interest in SurroMed as of April 2002. SurroMed is a privately held company that has developed a proprietary technology for biological markers.

In April 2002, Apothogen, Inc., an equity method investment of PPD, was acquired by IntraBiotics Pharmaceuticals, Inc. As a result of the acquisition, PPD received shares of IntraBiotics common stock representing less than a 1.0% ownership interest in IntraBiotics outstanding common stock. In connection with the acquisition, the contracts and commitments between Apothogen and its stockholders related to the initial investment were terminated. Following the acquisition, IntraBiotics continued to rent facility space from PPD and PPD provided Intrabiotics with specified drug development and administrative services. During the fourth quarter of 2002, the Company recorded a charge to earnings for an other than temporary decline in the fair market value of its investment in IntraBiotics of approximately $0.3 million. PPD no longer leases facility space to IntraBiotics and has ceased providing IntraBiotics with drug development and administrative services.

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

(in thousands, except per share data)

6.	INVESTMENTS (continued)

In June 2002, PPD purchased approximately 0.7 million units of BioDelivery Sciences International, Inc. for $3.6 million. Each unit consisted of one share of common stock and one warrant for common stock. PPD’s common stock in BioDelivery Sciences International represented a 9.9% ownership interest in BioDelivery Sciences International’s outstanding common stock as of March 31, 2003. BioDelivery Sciences International is a publicly traded company that is developing and seeking to commercialize a drug delivery technology designed for a potentially broad base of pharmaceuticals, vaccines and over-the-counter drugs. The Company records an unrealized gain or loss related to this investment at the end of each quarter based on the closing price of this investment at the end of each period. As of March 31, 2003, the Company had recorded an unrealized loss of $1,449 related to this investment.

In December 2002, the Company purchased 150 thousand shares of Oriel Therapeutics, Inc. Series A convertible preferred stock for $150 thousand, which represented a 4.3% ownership interest in Oriel Therapeutics as of December 31, 2002. The Company also received, as part of the purchase, a warrant to purchase an equal number of shares of stock offered by Oriel Therapeutics in its next round of financing at a discount. In April 2003, the Company exercised these warrants to purchase 150 thousand shares of Oriel Therapeutics Series B convertible preferred stock for $240 thousand. At the same time, the Company also purchased an additional 255 thousand shares of Oriel’s Series B convertible preferred stock for $510 thousand. As of April 30, 2003, the Company owned 13.1% of Oriel’s outstanding capital stock. Oriel Therapeutics Corp. is a privately held company pursuing the development of technology to improve drug delivery in the treatment of respiratory and pulmonary diseases.

7.	BUSINESS SEGMENT DATA

Revenues by principal business segment are separately stated in the consolidated financial statements. PPD has changed its measurement of segment profitability from net income to income (loss) from operations in order to more accurately reflect the information used by PPD’s chief operating decision-maker. Income from operations and identifiable assets by principal business segment were as follows:

	Three Months Ended March 31,
	2002	2003
Income (loss) from operations:
Development	$21,513	$36,813
Discovery sciences	(46)	(4,403)

Total	$21,467	$32,410

	December 31, 2002	March 31, 2003
Identifiable assets:
Development	$637,660	$654,320
Discovery sciences	54,460	51,404

Total	$692,120	$705,724

8	SUBSEQUENT EVENTS

In April 2003, PPD purchased 2.0 million shares of Chemokine Therapeutics Corp. Series A convertible preferred stock for $2.7 million, which represents a 17.8% interest in the outstanding stock of Chemokine as of April 2003. Chemokine is a privately held company focusing on the development of peptide and small molecule therapeutics that are agonists or antagonists of chemokine activity. Chemokines are small proteins that recruit cells to local sites of infection. In particular, chemokine-based therapeutics are useful as either blood recovery agents or anti-metastasis agents.

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

We have been in the drug development business for more than 17 years. Our development services include preclinical programs and Phase 1 to Phase 4 clinical development. We have extensive clinical trial experience across a multitude of therapeutic areas and parts of the world, including regional, national and global studies. In addition, we also offer post-market support services for drugs that have received approval for market use, such as product launch services, patient compliance programs, and medical communications programs for consumer and healthcare providers on product use and adverse events.

With more than 5,500 professionals worldwide, we have provided services to 41 of the top 50 pharmaceutical companies in the world as ranked by 2001 healthcare research and development spending, in addition to our work with leading biotechnology companies. We believe that we are one of the world’s largest providers of drug development services to pharmaceutical and biotechnology companies based on 2002 annual net revenues generated from contract research organizations.

Building on our outsourcing relationship with pharmaceutical and biotechnology clients, we established our discovery services group in 1997. This business focuses on early stage research to help our customers address the bottleneck at the beginning of the development process. The business primarily involves functional genomics, which is the study of gene functions to identify drug targets within the body, medicinal chemistry research and preclinical biology services, as well as preclinical evaluations of anticancer therapies.

In addition, we have developed an innovative risk-sharing research and development model to help pharmaceutical and biotechnology clients develop compounds. Through arrangements based on this model, we help our clients research and evaluate the development potential for early stage compounds, while their investment is significantly less than the amount at risk later.

We believe that our integrated drug discovery and development services offer our clients a way to identify and develop successful drugs more quickly and cost effectively. We also use our proprietary informatics technology to support our drug discovery and development services. In addition, because we are positioned globally, we are able to accommodate the multinational drug discovery and development needs of our customers. As a result of having these core areas of expertise in discovery and development, we can provide integrated services across the entire drug development spectrum, from target discovery to market and beyond. For more detailed information on PPD, see our Annual Report on Form 10-K for the year ended December 31, 2002.

Results of Operations

We recognize revenues from fixed-price contracts on a proportional performance basis in our Development Group. To measure the performance, we compare actual direct costs incurred to estimated total contract direct costs, which is the best indicator of the performance of the contractual obligations as the costs relate to the labor hours incurred to perform the service. We recognize revenues from time-and-materials contracts as hours are incurred, multiplied by the billable rates for each contract in both our Development Group and Discovery Sciences Group. For our Phase 1 and laboratory businesses, we also recognize revenues from unitized contracts as subjects or samples are tested, multiplied by the price of each.

In connection with the management of multi-site clinical trials, we pay on behalf of our customers fees to investigators and test subjects, and other out-of-pocket costs, such as travel, printing, meetings, and couriers, for which we are reimbursed at cost. Effective January 1, 2002, in connection with the required implementation of EITF 01-14, amounts paid by us as a principal for out-of-pocket costs are now included in direct costs, while the reimbursements we receive as a principal are reported as reimbursed out-of-pocket revenues in the income statement. We are required to continue to net revenue and expense in the income statement from fees and associated reimbursements that we receive as an agent.

Most contracts are terminable either immediately or after a specified period following notice by the client. These contracts typically require payment to us of expenses to wind down a study, payment to us of fees earned to date, and in some cases, a termination fee or some portion of the fees or profit that we could have earned under the contract of it had not been terminated early.

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

We record our recurring operating expenses among five categories:

•	direct costs, including reimbursable out-of-pocket expenses;

•	research and development;

•	selling, general and administrative;

•	depreciation; and

•	amortization.

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

Depreciation expenses consist of depreciation costs recorded on a straight-line method, based on estimated useful lives of 40 to 50 years for buildings, five years for laboratory equipment, three years for computers and related equipment and four to 10 years for furniture and equipment, except for our airplane, which we are depreciating over 30 years. Leasehold improvements are depreciated over the shorter of the respective lives of the leases or the useful lives of the improvements. Property under capital leases is depreciated over the life of the lease or the service life, whichever is shorter.

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

Acquisitions

In February 2002, PPD acquired 100% of the outstanding common stock of Medical Research Laboratories International, Inc. (“MRL U.S.”) and Medical Research Laboratories International, BVBA (“MRL Belgium”), collectively, “MRL”. MRL is now part of the Development segment of PPD. MRL U.S. operates a central laboratory near Cincinnati, Ohio, and MRL Belgium operates a central laboratory in Brussels, Belgium. MRL provides highly standardized efficacy and safety testing services for pharmaceutical companies engaged in clinical drug development. PPD acquired MRL for total consideration of $113.1 million, including $39.0 million in cash, $73.5 million in PPD’s common stock (approximately 2.6 million unregistered shares) and direct acquisition costs of $0.6 million for legal, appraisal and accounting fees.

In April 2002, PPD acquired Piedmont Research Center II, Inc, or PRC, a research laboratory based in Morrisville, North Carolina that performs preclinical evaluations of anti-cancer therapies for national and international pharmaceutical and biotechnology companies. PRC is now part of the Discovery segment of PPD. PPD acquired PRC for total consideration of $19.6 million, including $2.4 million in cash, $17.1 million in PPD’s common stock (0.5 million unregistered shares) and direct acquisition costs of $0.1 million for legal and accounting fees.

In June 2002, PPD acquired Complete Software Solutions, Inc., or CSS, a technical consulting firm offering a full range of implementation, validation and training services as well as specialized software for pharmaceutical and biotechnology industries. CSS is now part of the Development segment of PPD. PPD acquired CSS for total consideration of $16.8 million in cash.

In June 2002, PPD acquired ProPharma Pte Ltd, an Asian-based clinical research organization with extensive experience in managing pan-Asian clinical trials. ProPharma is now part of the Development segment of PPD. PPD acquired ProPharma for total consideration of $3.0 million in cash. In addition, PPD agreed to pay up to $1.4 million as additional purchase price, depending upon the financial performance of ProPharma for a specified period following the acquisition.

These acquisitions were accounted for using the purchase method, utilizing appropriate fair value techniques to allocate the purchase price based on the estimated fair values of the assets and liabilities. Accordingly, the estimated fair value of assets acquired and liabilities assumed were included in PPD’s condensed consolidated balance sheet as of the effective date of the acquisitions. The results of operations are included in PPD’s condensed consolidated results of operations as of and since the effective dates of the acquisitions. For further details regarding these acquisitions, see Note 3 to Consolidated Condensed Financial Statements.

Non-GAAP Information

The following discussion of our results of operations for the periods ended March 31, 2003 and 2002 and our financial condition as of March 31, 2003 includes non-GAAP financial measures. In the discussion, we sometimes exclude revenue and costs related to reimbursable out-of-pocket expenses because they are not generated by services we provide, do not yield any gross profit to us, and do not have any impact on our net income. We also sometimes exclude amounts associated with the impairments of our equity investments to more accurately reflect the results of our operations and provide similar information for period to period comparisons. We believe this information is useful to our investors because it presents the revenue and expenses that are directly attributable to the services we provide our clients and presents a more accurate picture of our operating results and margins.

Three Months Ended March 31, 2003 Versus Three Months Ended March 31, 2002

Net revenue for the three months ended March 31, 2003 increased $39.3 million, or 30.1%, to $169.9 million from net revenue of $130.6 million in the same period in 2002. Net revenue, before reimbursed out-of-pockets of $10.9 million for the first quarter of 2003, increased $36.9 million, or 30.2%, to $159.0 million from net revenue, before reimbursed out-of-pockets of $8.5 million, of $122.1 million in the same period in 2002. The Development Group’s operations accounted for 91.8% of net revenue for the first quarter of 2003. Excluding reimbursed out-of-pockets, the Development Group’s operations accounted for 98.1% of net revenue for the first quarter of 2003. The Development Group generated net revenue of $155.9 million in the first quarter of 2003, an increase of $39.2 million, or 33.5%, from the 2002 first quarter. The increase in the Development Group’s net revenue was primarily attributable to an increase in the size and number of contracts in the global contract research organization, or CRO, Phase 2 through 4 division.

The Discovery Sciences Group generated net revenue of $3.1 million in the first quarter of 2003, a decrease of $2.2 million, or 42.4%, from the first quarter of 2002. The decrease in the Discovery Sciences net revenue was attributable to the loss of revenue within our target validation group. The target validation group received payments in the first quarter of 2002 attributable to contracts that were not renewed.

Total direct costs for the first quarter of 2003 were $87.1 million, an increase of 31.9% from $66.1 million in the first quarter of 2002. As a percentage of net revenue, total direct costs increased slightly to 51.3% in the first quarter of 2003 as compared to 50.6% in the first quarter of 2002. Total direct costs, excluding reimbursable out-of-pocket expenses for the quarters ended March 31, 2003 and 2002 of $10.9 million and $8.5 million respectively, increased 32.3% to $76.3 million in the first quarter of 2003 from $57.6 million in the first quarter of 2002. Excluding reimbursable out of-pocket expenses, total direct costs increased slightly as a percentage of net revenue to 48.0% for 2003 first quarter as compared to 47.2% in 2002 first quarter. Development direct costs increased to $74.7 million in the first quarter of 2003 as compared to $55.7 million in the first quarter of 2002. This 34.1% increase resulted primarily from increased personnel costs due to the increase in the size and number of contracts in the global CRO Phase 2 through 4 division and the direct costs associated with the acquisitions completed during 2002. Development Group direct costs increased as a percentage of related net revenue to 48.0% in the first quarter of 2003 from 47.7% in the first quarter of 2002. This increase was principally due to the mix of levels of personnel involved in the contracts performed, variations in the utilization of personnel and the mix of contracts being performed during each quarter. Discovery Sciences direct costs decreased to $1.5 million in the first quarter of 2003 as compared to $1.9 million in the first quarter of 2002. This slight decrease was attributable to a decrease in direct costs related to revenue from payments made in the first quarter of 2002 to our target validation group for contracts that were not renewed, and offset by the direct costs generated from PRC for the three months ended March 31, 2003.

R&D expenses increased 92.0% to $3.4 million in the first quarter of 2003 from $1.8 million in the first quarter of 2002. This increase was primarily attributable to an increase in spending on internal R&D in the Discovery Sciences Group to develop intellectual property. As of the end of the first quarter of 2003, the Discovery Sciences Group had increased the number of employees working on internal R&D projects by 42% as compared to the end of the first quarter of 2002. Internal R&D spending continues to increase in both target validation and the chemistry GGTase programs.

SG&A expenses increased 11.6% to $39.8 million in the first quarter of 2003 from $35.6 million in the first quarter of 2002. The increase was primarily attributable to additional administrative personnel costs and an increase in training costs associated with new operational employees hired to support our expanding operations. As a percentage of net revenue, SG&A expenses decreased to 23.4% in the first quarter of 2003 from 27.3% in the first quarter of 2002. Excluding reimbursed out-of-pockets for the first quarters of 2003 and 2002 of $10.9 million and $8.5 million, respectively, SG&A expenses as a percent of net revenue decreased to 25.0% in the first quarter of 2003 from 29.2% in the first quarter of 2002. These decreases in SG&A expenses as a percentage of net revenue are primarily attributable to the increase in revenue, and to a smaller extent, to increased efficiencies as our operations expanded.

Depreciation expense increased $1.5 million, or 28.9%, to $6.9 million in the first quarter of 2003 from $5.4 million in the first quarter of 2002. The increase was primarily related to the depreciation of the increased investment in property and equipment due to our growth. Capital expenditures were $5.9 million in the first quarter of 2003. Capital expenditures primarily included additional spending in the Development Group on equipment, information technology licenses, furniture and computer hardware for new employees.

Amortization expense was approximately $0.3 million for the first quarter of 2003 and the first quarter of 2002. During the first quarter of 2002 and 2003, amortization of backlog associated with the acquisition of MRL accounted for $0.25 million and $0.26 million of the amortization expense, respectively.

Operating income increased $10.9 million to $32.4 million in the first quarter of 2003, as compared to $21.5 million in the first quarter of 2002. As a percentage of net revenue, operating income increased to 19.1% for the first quarter of 2003 from 16.4% in the first quarter of 2002. Excluding reimbursed out-of-pockets for the quarters ended March 31, 2003 and 2002 of $10.8 million and $8.5 million, respectively, operating income increased to 20.4% of net revenue for the first quarter of 2003 from 17.6% of net revenue in the same period of 2002. The increases in operating income and operating margin were primarily due to our revenue growth and our focus on controlling the increase in both direct and administrative costs.

During the first quarter of 2002, we recorded a $32.0 million write-down of the carrying value of our investment in DNA Sciences, Inc. for an other than temporary decline in value. Our investment in DNA Sciences was deemed to be impaired as a result of historical and projected performance, cash needs and an independent valuation of the market value of DNA Sciences.

Our provision for income taxes increased $5.6 million, or 85.7%, to $12.0 million in the first quarter of 2003, as compared to $6.5 million in the first quarter of 2002. During the first quarter of 2002, we recorded an impairment of $32.0 million in our investment in DNA Sciences. As a result of the uncertainty of the utilization of the deduction of the impairment prior to its expiration, we recorded a valuation allowance of $10.7 million, thus providing only a tax benefit of $2.0 million in the provision for income taxes.

Net income of $21.2 million in the first quarter of 2003 represents an increase of $36.8 million from $15.6 million in net loss in the first quarter of 2002, which loss included a $32.0 million impairment in our equity investment in DNA Sciences and the $2.0 million related tax benefit. Net income per diluted share of $0.38 for the first quarter of 2003 represents an increase from the $0.29 in net loss per diluted share in the first quarter of 2002. Net loss per diluted share of $0.29 in the first quarter of 2002 includes a loss of $0.56 related to the impairment of equity investments and the tax benefit associated with this write-down.

Liquidity and Capital Resources

As of March 31, 2003, we had $185.9 million of cash and cash equivalents on hand. Our expected primary cash needs on both a short and long-term basis are for capital expenditures, expansion of services, possible acquisitions, geographic expansion, working capital and other general corporate purposes. We have historically funded our operations and growth, including acquisitions, with cash flow from operations, and to a lesser extent in recent years with borrowings and sales of our stock. We are exposed to changes in interest rates on cash equivalents and amounts outstanding under notes payable, notes receivable and lines of credit. Our cash and cash equivalents are invested in financial instruments that are rated A or better by Standard & Poor’s or Moody’s and earn interest at market rates.

For the three months ended March 31, 2003, our operating activities provided $5.1 million in cash as compared to $25.3 million for the same period last year. Net income of $21.2 million, depreciation and amortization of $7.2 million, and a $2.4 million decrease in deferred income taxes were partially offset by the net decrease of $25.9 million in working capital. The net decrease in working capital is primarily attributed to an increase in net receivables and a decrease in accrued expenses for payment of 2002 annual bonuses.

For the three months ended March 31, 2003, our investing activities used $5.3 million in cash. The net cash paid for capital expenditures of $5.9 million was offset by $0.5 million received from the repayment of notes receivable.

For the three months ended March 31, 2003, our financing activities provided $3.5 million in cash, as net proceeds from stock option exercises and purchases under our employee stock purchase plan totaling $4.1 million were offset by $0.5 million in repayments of capital lease obligations and $0.07 million in principal repayments of long-term debt.

Working capital as of March 31, 2003 was $215.9 million, compared to $187.7 million at December 31, 2002. The increase in working capital was due primarily to the increase in accounts receivable and unbilled services, net, of $9.8 million, the decrease in unearned income of $5.2 million and the decrease in other accrued expenses of $13.8 million. The number of days revenue outstanding in accounts receivable and unbilled services, net of unearned income, also known as DSO, were 37.9 and 35.4 days for the quarters ended March 31, 2003 and December 31, 2002, respectively. We believe that change in DSO reflects normal fluctuations in the rate of collections of accounts receivable and changes in temporary terms regarding investigator fee down payments. We expect DSO in the future will fluctuate depending on the mix of contracts performed within a quarter and our success in collecting receivables.

In June 2002, we amended our revolving credit facility for $50.0 million from Wachovia Bank, N.A., formerly known as First Union National Bank. The purpose of the amendment was to extend the expiration date. Indebtedness under the facility is unsecured and subject to traditional covenants relating to financial ratios. Borrowings under this credit facility are available to provide working capital and for general corporate purposes. As of March 31, 2003, there was no amount outstanding under this credit facility. This credit facility is currently scheduled to expire in June 2003, at which time any outstanding balance will be due.

In July 2002, we entered into a new revolving credit facility for $50.0 million with Bank of America, N. A. Indebtedness under the facility is unsecured and subject to traditional covenants relating to financial ratios. Borrowings under this credit facility are available to provide working capital and for general corporate purposes. As of March 31, 2003, there was no amount outstanding under this credit facility. This credit facility is currently scheduled to expire in June 2003, at which time any outstanding balance would be due.

In April 2000, we made an investment in Spotlight Health, Inc., formerly known as ADoctorInYourHouse.com. In January 2001, we entered into an agreement with Spotlight Health and Wachovia Bank, N.A. to guarantee a revolving $2.0 million line of credit provided to Spotlight Health by Wachovia. Indebtedness under the line is unsecured and subject to traditional covenants relating to financial ratios. As of March 31, 2003, Spotlight Health had $2.0 million outstanding under this credit facility. This credit facility is currently scheduled to expire in June 2003, at which time any outstanding balance will be due. We review the financial statements of Spotlight Health on a quarterly basis to determine if they have sufficient financial resources to continue operations. Future events and circumstances may adversely affect Spotlight Health’s financial condition and Spotlight Health might not be in the position to repay the facility. Thus, we can give no assurances that Wachovia will not attempt to collect on our guaranty of this facility.

We expect to continue expanding our operations through internal growth and strategic acquisitions. We expect these activities will be funded from existing cash, cash flow from operations and borrowings under our existing or future credit facilities. We believe that these sources of liquidity will be sufficient to fund our operations for the foreseeable future, but offer no assurances. From time to time, we evaluate potential acquisitions and other growth opportunities, which might require additional external financing, and we might seek funds from public or private issuances of equity or debt securities. In particular, our sources of liquidity could be affected by our dependence on a small number of industries and clients, compliance with regulations, international risks, personal injury, environmental or intellectual property claims, as well as other factors described in this document under “Potential Volatility of Quarterly Operating Results and Stock Price” and “Quantitative and Qualitative Disclosures about Market Risk”. In addition, see “Critical Accounting Policies and Estimates” and “Factors that Might Affect our Business or Stock Price” in our Annual Report on Form 10-K for the year ended December 31, 2002.

Critical Accounting Policies and Estimates

There have been no material changes to our critical accounting policies and estimates since December 31, 2002. For detailed information on our critical accounting policies and estimates, see our Annual Report on Form 10-K for the year ended December 31, 2002.

Recently Issued Accounting Standards

In June 2001, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations”, or SFAS No. 143, which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. The adoption of this statement did not have a material impact on our financial statements.

In November 2001, the FASB issued Emerging Issues Task Force Rule No. 01-14, or EITF 01-14, Income Statement Characterization of Reimbursements Received for “Out-of-Pocket” Expenses Incurred. EITF 01-14 requires that in cases where the contractor acts as a principal, reimbursements received for out-of-pocket expenses incurred be characterized as revenue and the associated costs included as operating expenses in the income statement. The implementation of this rule resulted only in the gross-up of revenues and expenses and had no impact upon earnings. PPD pays, on behalf of its customers, fees to investigators and test subjects, and other out-of-pocket costs, such as travel, printing, meetings, couriers, etc., for which PPD is reimbursed at cost, without mark-up or profit. PPD will continue to exclude from revenue and expense in the income statement fees and associated reimbursements that we receive as an agent. During the three months ended March 31, 2002 and 2003, fees paid to investigators and other fees that PPD received as an agent and the associated reimbursements were approximately $33.8 million and $44.6 million, respectively.

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

In November 2002, the FASB issued Financial Accounting Standards Board Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statement Nos. 5, 57, and 107 and Rescission of FASB Interpretation No. 34.” FIN 45 clarifies the requirements of FASB Statement No. 5, “Accounting for Contingencies,” relating to the guarantor’s accounting for, and disclosure of, the issuance of certain types of guarantees. FIN 45 requires that upon issuance of a guarantee, the guarantor, must recognize a liability for the fair value of the obligation it assumes under that guarantee. The disclosure provisions of FIN 45 are effective for financial statements of interim or annual periods that end after December 15, 2002. FIN 45’s provisions for initial recognition and measurement should be applied on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor’s fiscal year-end. The guarantor’s previous accounting for guarantees that were issued before the date of FIN 45’s initial application may not be revised or restated to reflect the effect of the recognition and measurement provisions of FIN 45. The adoption of this statement did not have a material impact on our financial statements.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure – an Amendment of FASB Statement No. 123.” This Statement amends SFAS No. 123, “Accounting for Stock-Based Compensation”, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. This statement requires that companies having a year-end after December 15, 2002 follow the prescribed format and provide the additional disclosures in their annual reports. The adoption of this statement did not have a material impact on our financial statements.

Taxes

We conduct operations on a global basis. As a result, our effective tax rate has and will continue to depend upon the geographic distribution of our pre-tax earnings among locations with varying tax rates. Our profits are also impacted by changes in the tax rates of the various taxing jurisdictions. In particular, as the geographic mix of our pre-tax earnings among various tax jurisdictions changes, our effective tax rate might vary from period to period.

Inflation

Our long-term contracts, which are those with a term in excess of one year, generally include an inflation or cost of living adjustment for the portion of the services to be performed beyond one year from the contract date. As a result, we expect that inflation generally will not have a material adverse effect on our operations or our financial condition.

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

Delays and terminations of trials are often the result of actions taken by our customers or regulatory authorities, and are not typically controllable by us. Because a large percentage of our operating costs are relatively fixed while revenue is subject to fluctuation, variations in the timing and progress of large contracts can materially affect our quarterly operating results. We believe that comparisons of our quarterly financial results are not necessarily meaningful and should not be relied upon as an indication of future performance.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to foreign currency risk by virtue of our international operations. We conduct business in several foreign countries. Approximately 15.1% and 20.3% of our net revenues for the years ended December 31, 2001 and 2002, respectively, were derived from operations outside the United States. Funds generated by each subsidiary are generally reinvested in the country where they are earned. We have not, to date, engaged in derivative or hedging activities related to our potential foreign exchange exposures. Our operations in the United Kingdom generated more than 46.7% of our net revenue from international operations during 2002. Accordingly, we do have some exposure to adverse movements in the pound sterling and other foreign currencies. The United Kingdom has traditionally had a relatively stable currency compared to our functional currency, the U.S. dollar. We anticipate that those conditions will continue for at least the next 12 months, but cannot make any guarantees.

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

Currently there are no material exchange controls on the payment of dividends or otherwise restricting the transfer of funds out of or from within any country in which we conduct operations. Although we perform services for clients located in a number of foreign jurisdictions, to date, we have not experienced any difficulties in receiving funds remitted from foreign countries. However, if any of these jurisdictions imposed or modified existing exchange control restrictions, the restrictions could have an adverse effect on our financial condition.

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

(b) Changes in internal controls. There were no significant changes in our internal controls or in other factors that could significantly affect these internal controls subsequent to the date of evaluation.

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

No reports on Form 8-K were filed during the quarter ended March 31, 2003.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC.
(Registrant)

By	/s/ FREDRIC N. ESHELMAN
Chief Executive Officer
(Principal Executive Officer)

By	/s/ LINDA BADDOUR
Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: May 9, 2003

CERTIFICATION

I, Fredric N. Eshelman, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Pharmaceutical Product Development, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c.	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 9, 2003	By:	/s/ FREDRIC N. ESHELMAN
Chief Executive Officer
(Principal Executive Officer)

CERTIFICATION

I, Linda Baddour, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Pharmaceutical Product Development, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c.	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 9, 2003	By:	/s/ LINDA BADDOUR
Chief Financial Officer
(Principal Financial and Accounting Officer)