Form 10-Q
period 2003-06-30
PHARMACEUTICAL PRODUCT DEVELOPMENT INC
filed 2003-08-06
CIK 1003124

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2003.

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 55,920,523 shares of common stock, par value $0.10 per share, as of August 1, 2003.

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2003	2002	2003
Development revenues	$135,049	$161,587	$251,785	$317,486
Discovery sciences revenues	5,122	7,124	10,501	10,219
Reimbursed out-of-pockets	11,395	16,259	19,863	27,142

Net revenue	151,566	184,970	282,149	354,847

Direct costs—Development	65,558	78,284	121,232	153,003
Direct costs—Discovery sciences	2,320	3,474	4,261	5,008
Direct costs—Reimbursable out-of-pocket expenses	11,395	16,259	19,863	27,142
Research and development	2,572	3,725	4,323	7,086
Selling, general and administrative expenses	37,655	41,782	73,290	81,545
Depreciation	5,730	6,837	11,096	13,754
Amortization	155	429	436	719

	125,385	150,790	234,501	288,257

Operating income	26,181	34,180	47,648	66,590
Interest income, net	613	565	1,490	821
Impairment of investments	—	(8,600)	(32,006)	(8,600)
Other income, net	544	141	1,211	678

Income before provision for income taxes	27,338	26,286	18,343	59,489
Provision for income taxes	10,115	9,446	16,595	21,482

Income before equity in net loss of investee	17,223	16,840	1,748	38,007
Equity in net loss of investee, net of income taxes	13	—	105	—

Net income	$17,210	$16,840	$1,643	$38,007

Net income per share:
Basic	$0.31	$0.30	$0.03	$0.68

Diluted	$0.31	$0.30	$0.03	$0.68

Weighted average number of common shares outstanding:
Basic	55,123	55,699	53,837	55,630
Dilutive effect of stock options and restricted stock	646	480	717	517

Diluted	55,769	56,179	54,554	56,147

The accompanying notes are an integral part of these consolidated condensed financial statements.

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

(in thousands)

	December 31, 2002	June 30, 2003
		(unaudited)
Assets
Current assets
Cash and cash equivalents	$181,224	$198,056
Accounts receivable and unbilled services, net	199,936	212,075
Investigator advances	6,300	9,852
Prepaid expenses and other current assets	13,676	16,828
Notes receivable	500	—
Deferred tax asset	13,858	9,253

Total current assets	415,494	446,064

Property, plant and equipment, net	107,704	111,027
Investments	16,934	13,529
Goodwill	147,408	151,306
Intangible assets, net	3,624	2,912
Other assets, net	956	722

Total assets	$692,120	$725,560

Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$10,645	$9,853
Payables to investigators	20,645	26,967
Other accrued expenses	68,026	58,207
Unearned income	114,494	102,094
Accrued income taxes	12,231	13,849
Current maturities of long-term debt	1,757	1,508

Total current liabilities	227,798	212,478

Long-term debt, less current maturities	6,649	6,593
Deferred rent and other	3,480	4,145
Accrued additional pension liability	7,905	8,132
Deferred tax liability, net	5,951	2,592

Total liabilities	251,783	233,940

Shareholders’ equity
Common stock	5,544	5,581
Paid-in capital	263,554	270,404
Retained earnings	180,071	218,078
Deferred compensation	(367)	(183)
Accumulated other comprehensive loss	(8,465)	(2,260)

Total shareholders’ equity	440,337	491,620

Total liabilities and shareholders’ equity	$692,120	$725,560

The accompanying notes are an integral part of these consolidated condensed financial statements.

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Six Months Ended June 30,
	2002	2003
Cash flows from operating activities:
Net income	$1,643	$38,007
Adjustments to reconcile net income to net cash provided by operating activities:
Impairment of investments	32,006	8,600
Depreciation and amortization	11,532	14,473
Stock compensation amortization	67	183
Loss (gain) on disposition of property and equipment, net	8	(11)
Change in provision for doubtful accounts	(44)	280
Gain on sale of investment	(173)	—
Equity in net loss of investee	119	—
Change in deferred income taxes	(2,510)	1,246
Change in operating assets and liabilities, net of effect of acquisitions	(11,371)	(31,789)

Net cash provided by operating activities	31,277	30,989

Cash flows from investing activities:
Cash received from repayment of note receivable	17,000	500
Purchases of property and equipment	(18,662)	(16,001)
Proceeds from sale of property and equipment	17	85
Purchases of investments	(8,642)	(3,450)
Net cash paid for acquisitions	(50,579)	(1,400)

Net cash used in investing activities	(60,866)	(20,266)

Cash flows from financing activities:
Principal repayments of long-term debt	—	(144)
Repayment of capital leases obligation	(1,687)	(916)
Proceeds from long-term debt	1,464	—
Proceeds from exercise of stock options and employee stock purchase plan	3,489	5,101

Net cash provided by financing activities	3,266	4,041

Effect of exchange rate changes on cash	2,910	2,068

Net increase (decrease) in cash and cash equivalents	(23,413)	16,832
Cash and cash equivalents, beginning of the period	143,173	181,224

Cash and cash equivalents, end of the period	$119,760	$198,056

The accompanying notes are an integral part of these consolidated condensed financial statements.

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

(in thousands, except per share data)

1. SIGNIFICANT ACCOUNTING POLICIES

The significant accounting policies followed by Pharmaceutical Product Development, Inc. and its subsidiaries (collectively “PPD” or the “Company”) for interim financial reporting are consistent with the accounting policies followed for annual financial reporting. We prepared these unaudited consolidated condensed financial statements in accordance with Rule 10-01 of Regulation S-X, and, in management’s opinion, we have included all adjustments of a normal recurring nature necessary for a fair presentation. The accompanying consolidated condensed financial statements might not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the consolidated financial statements and notes thereto in PPD’s Annual Report on Form 10-K for the year ended December 31, 2002. The results of operations for the three-month and six-month periods ended June 30, 2003 are not necessarily indicative of the results to be expected for the full year or any other period. We derived the amounts on the December 31, 2002 consolidated condensed balance sheet from the audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2002.

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

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

(in thousands, except per share data)

1. SIGNIFICANT ACCOUNTING POLICIES (continued)

Stock-Based Compensation

The Company accounts for stock-based compensation based on the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, or APB No. 25, which states that, for fixed plans, no compensation expense is recorded for stock options or other stock-based awards to employees that are granted with an exercise price equal to or above the estimated fair value per share of the Company’s common stock on the grant date. If stock options are granted with an exercise price below the estimated fair value of the Company’s common stock at the grant date, the difference between the fair value of the Company’s common stock and the exercise price of the stock option is recorded as deferred compensation. Deferred compensation is amortized to compensation expense over the vesting period of the stock option. The Company has adopted the disclosure requirements of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” and Statement of Financial Accounting Standards No. 148, “Accounting for Stock Based Compensation—Transition and Disclosure—an Amendment of FASB Statement No. 123”, which require compensation expense to be disclosed based on the fair value of the options granted at the date of the grant.

Had compensation cost for the Company’s stock option plan been determined based on the fair value at the grant dates for awards under the plan consistent with the method required by SFAS No. 123, the Company’s net income and diluted net income per common share would have been the pro forma amounts indicated below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2003	2002	2003
Net income, as reported	$17,210	$16,840	$1,643	$38,007
Less: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	1,576	1,988	2,743	3,153

Pro forma net income (loss)	$15,634	$14,852	$(1,100)	$34,854

Net income (loss) per share:
Basic—as reported	$0.31	$0.30	$0.03	$0.68
Basic—pro forma	$0.28	$0.27	$(0.02)	$0.63

Diluted—as reported	$0.31	$0.30	$0.03	$0.68
Diluted—pro forma	$0.28	$0.26	$(0.02)	$0.62

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

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

(in thousands, except per share data)

1. SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent Accounting Pronouncements

In January 2003, the FASB issued Interpretation No. 46 or FIN 46, “Consolidation of Variable Interest Entities”, an interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements”. FIN 46 establishes accounting guidance for consolidation of variable interest entities that function to support the activities of the primary beneficiary. The Company has no investment in or contractual relationship or other business relationship with a variable interest entity and therefore the adoption of this interpretation did not have any impact on its consolidated financial position or results of operations. However, if the Company enters into any such arrangement with a variable interest entity in the future or an entity with which we have a relationship is reconsidered based on guidance in FIN 46 to be a variable interest entity, the Company’s consolidated financial position or results of operations might be adversely impacted.

Reclassifications

We have reclassified certain 2002 financial statement amounts to conform to the 2003 financial statement presentation.

2. GOODWILL AND INTANGIBLE ASSETS

In June 2001, the FASB issued Statement of Financial Accounting Standards No. 141, “Business Combinations”, which eliminated the pooling of interests method of accounting for business combinations and addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. In June 2001, the FASB issued Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets”, or SFAS No. 142. PPD adopted SFAS No. 142 as of January 1, 2002. SFAS No. 142 addresses the financial accounting and reporting standards for the acquisition of intangible assets outside of a business combination, and for goodwill and other intangible assets subsequent to their acquisition. This accounting standard requires that goodwill be separately disclosed from other intangible assets in the statement of financial position, and no longer be amortized but tested for impairment on a periodic basis. The provisions of this accounting standard also require the completion of a transitional impairment test within six months of adoption. PPD completed the transitional impairment test as of January 1, 2002 and the annual impairment test as of October 1, 2002 and did not identify any impairments of goodwill. These tests involved determining the fair market value of each of the reporting units with which the goodwill was associated and comparing the estimated fair market value of each of the reporting units with its carrying amount.

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

(in thousands, except per share data)

2. GOODWILL AND INTANGIBLE ASSETS (continued)

Changes in the carrying amount of goodwill for the twelve months ended December 31, 2002 and the six months ended June 30, 2003, by operating segment, were as follows:

	Development	Discovery	Total
Balance as of January 1, 2002	$6,839	$751	$7,590
Goodwill recorded during the period	116,814	19,721	136,535
Translation adjustments	3,283	—	3,283

Balance as of December 31, 2002	$126,936	$20,472	$147,408

	Development	Discovery	Total
Balance as of January 1, 2003	$126,936	$20,472	$147,408
Goodwill recorded during the period	1,550	143	1,693
Translation adjustments	2,205	—	2,205

Balance as of June 30, 2003	$130,691	$20,615	$151,306

Information regarding PPD’s other intangible assets follows:

	As of December 31, 2002			As of June 30, 2003
	Carrying Amount	Accumulated Amortization	Net	Carrying Amount	Accumulated Amortization	Net
Backlog	$2,100	$919	$1,181	$2,100	$1,444	$656
Patents	280	192	88	280	214	66
License agreements	2,500	145	2,355	2,500	310	2,190
Miscellaneous intangible assets	915	915	—	962	962	—

Total	$5,795	$2,171	$3,624	$5,842	$2,930	$2,912

All intangible assets are amortized on a straight-line basis, based on estimated useful lives of two years for backlog, five years for patents, three to ten years for license agreements and two to ten years for miscellaneous intangible assets. The weighted average amortization period for all intangibles is approximately 2.5 years.

Amortization expense for the three months ended June 30, 2002 and 2003 was $155 and $429, respectively. Amortization expense for the six months ended June 30, 2002 and 2003 was $436 and $719, respectively. Estimated amortization expense for the next five years is as follows:

2003	$1,617
2004	882
2005	726
2006	244
2007	50

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

(in thousands, except per share data)

3. ACQUISITIONS

In February 2002, PPD acquired 100% of the outstanding common stock of Medical Research Laboratories International, Inc., or MRL U.S., and Medical Research Laboratories International, BVBA, or MRL Belgium, collectively, “MRL”. MRL is now part of the Development segment of PPD. MRL U.S. operates a central laboratory in Highland Heights, Kentucky, near Cincinnati, Ohio, and MRL Belgium operates a central laboratory in Brussels, Belgium. MRL provides highly standardized efficacy and safety testing services for pharmaceutical companies engaged in clinical drug development and is one of the largest central laboratory providers for Phase I-IV global studies involving agents used in cholesterol, endocrine, metabolic and cardiovascular clinical research. The results of operations are included in PPD’s consolidated condensed results of operations as of and since February 19, 2002, the effective date of the acquisition. PPD acquired MRL for total consideration of $113.1 million, including $39.0 million in cash, $73.5 million in PPD’s common stock (approximately 2.6 million unregistered shares) and direct acquisition costs of $0.6 million for legal, appraisal and accounting fees.

In April 2002, PPD acquired Piedmont Research Center II, Inc, or PRC, a research laboratory based in Morrisville, North Carolina that performs preclinical evaluations of anti-cancer therapies for national and international pharmaceutical and biotechnology companies. PRC is now part of the Discovery segment of PPD. The results of operations are included in PPD’s consolidated condensed results of operations as of and since April 1, 2002, the effective date of the acquisition. PPD acquired PRC for total consideration of $19.6 million, including $2.4 million in cash, $17.1 million in PPD’s common stock (0.5 million unregistered shares) and direct acquisition costs of $0.1 million for legal and accounting fees.

In June 2002, PPD acquired Complete Software Solutions, Inc., or CSS, a technical consulting firm offering implementation, validation and training services as well as specialized software for pharmaceutical and biotechnology industries. CSS is now part of the Development segment of PPD. The results of operations are included in PPD’s consolidated condensed results of operations as of and since June 12, 2002, the effective date of the acquisition. PPD acquired CSS for total consideration of $16.8 million in cash.

In June 2002, PPD acquired ProPharma Pte Ltd, or ProPharma, an Asian-based clinical research organization with experience in managing pan-Asian clinical trials. ProPharma is now part of the Development segment of PPD. The results of operations are included in PPD’s consolidated condensed results of operations as of and since June 27, 2002, the effective date of the acquisition. PPD acquired ProPharma for total consideration of $3.0 million in cash. In addition, PPD paid $1.4 million as additional purchase price in the second quarter of 2003. This was a contingency payment which depended upon the financial performance of ProPharma for a specified period following the acquisition.

These acquisitions were accounted for using the purchase method, utilizing appropriate fair value techniques to allocate the purchase price based on the estimated fair values of the assets and liabilities. Accordingly, the estimated fair value of assets acquired and liabilities assumed were included in PPD’s consolidated condensed balance sheet as of the effective dates of the acquisitions.

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

(in thousands, except per share data)

3. ACQUISITIONS (continued)

The total purchase price was allocated to the estimated fair value of assets acquired and liabilities assumed as set forth in the following table:

	MRL	PRC	CSS	ProPharma	Total
Condensed balance sheet:
Current assets	$16,020	$803	$945	$1,023	$18,791
Property and equipment, net	8,308	822	34	116	9,280
Current liabilities	(7,814)	(1,367)	(899)	(252)	(10,332)
Long-term capital lease obligation	(1,107)	(457)	—	—	(1,564)
Deferred tax liability	(2,553)	(4)	—	—	(2,557)
Value of identifiable intangible assets:
Backlog	2,100	—	—	—	2,100
Goodwill	98,165	19,864	16,686	3,513	138,228

Total	$113,119	$19,661	$16,766	$4,400	$153,946

Initially, the purchase price allocations for the acquisitions are based on preliminary estimates, using available information and making assumptions management believes are reasonable. Accordingly, purchase price allocations are subject to finalization within one year of the acquisition. The purchase price allocations for all 2002 acquisitions were finalized by June 30, 2003. Goodwill will be evaluated annually for impairment as required by SFAS 142.

Goodwill related to MRL, PRC and ProPharma is not expected to be deductible for tax purposes. Goodwill related to CSS is expected to be deductible for tax purposes.

4. COMPREHENSIVE INCOME

Comprehensive income consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2003	2002	2003
Net income, as reported	$17,210	$16,840	$1,643	$38,007
Cumulative translation adjustment	3,521	3,193	2,913	4,659
Unrealized (loss) gain on investment	(328)	1,056	(328)	1,546

	$20,403	$21,089	$4,228	$44,212

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

(in thousands, except per share data)

5. ACCOUNTS RECEIVABLE AND UNBILLED SERVICES

Accounts receivable and unbilled services consisted of the following:

	December 31, 2002	June 30, 2003
		(unaudited)
Billed	$130,865	$137,834
Unbilled	72,692	77,356
Reserve for doubtful accounts	(3,621)	(3,115)

	$199,936	$212,075

6. INVESTMENTS

PPD assesses its investment portfolio on a quarterly basis to determine whether declines in the market value of these securities are other than temporary. This quarterly review includes an evaluation of, among other things, the market condition of the overall industry, historical and projected financial performance, expected cash needs and recent funding events. As a result of management’s quarterly evaluations, during the three months ended June 30, 2003, the Company recorded charges to earnings for other than temporary declines in the fair market value of its investments in SLIL Biomedical Corp. of $4.7 million, Spotlight Health, Inc. of $3.7 million and Signature Bioscience, Inc. (formerly Primecyte, Inc.) of $0.2 million. SLIL and Primecyte were deemed to be impaired primarily as a result of the market condition of the overall industry, historical and projected performance and expected cash needs of the individual companies. The write-down of Spotlight Health was recorded based primarily on its historical and projected financial performance and the expectation of an issuance of shares to a new investor at a lower valuation. During the six months ended June 30, 2002, PPD recorded a charge to earnings for an other than temporary decline in the fair market value of its investment in DNA Sciences of approximately $32.0 million. The investment in DNA Sciences was deemed to be impaired as a result of adverse events experienced by DNA Sciences during the first quarter of 2002.

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

In June 2002, PPD purchased approximately 0.7 million units of BioDelivery Sciences International, Inc. for $3.6 million. Each unit consisted of one share of common stock and one warrant for common stock. PPD’s common stock in BioDelivery Sciences International represented an ownership interest of approximately 9.7% in BioDelivery Sciences International’s outstanding common stock as of June 30, 2003. BioDelivery Sciences International is a publicly traded company that is developing and seeking to commercialize a drug delivery

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

(in thousands, except per share data)

6. INVESTMENTS (continued)

technology designed for a potentially broad base of pharmaceuticals, vaccines and over-the-counter drugs. The Company records an unrealized gain or loss related to this investment at the end of each quarter based on the closing price of this investment at the end of each period. As of June 30, 2003, the Company had recorded an unrealized loss of $393 related to this investment.

In December 2002, the Company purchased 150 thousand shares of Oriel Therapeutics, Inc. Series A convertible preferred stock for $0.15 million, which represented a 4.3% ownership interest in Oriel Therapeutics as of December 31, 2002. The Company also received, as part of the purchase, a warrant to purchase an equal number of shares of stock offered by Oriel Therapeutics in its next round of financing at a discount. In April 2003, the Company exercised these warrants to purchase 150 thousand shares of Oriel Therapeutics Series B convertible preferred stock for $0.2 million. At the same time, the Company also purchased an additional 255 thousand shares of Oriel’s Series B convertible preferred stock for $0.5 million. As of June 30, 2003, the Company owned approximately 13.5% of Oriel’s outstanding capital stock. Oriel Therapeutics Corp. is a privately held company pursuing the development of technology to improve drug delivery in the treatment of respiratory and pulmonary diseases.

In April 2003, PPD purchased 2.0 million shares of Chemokine Therapeutics Corp. Series A convertible preferred stock for $2.7 million, which represented approximately a 17.0% interest in the outstanding stock of Chemokine as of June 2003. Chemokine is a privately held company focusing on the development of peptide and small molecule therapeutics that are agonists or antagonists of chemokine activity. Chemokines are small proteins that recruit cells to local sites of infection and might be useful as either blood recovery or anti-metastasis agents.

7. BUSINESS SEGMENT DATA

Revenues by principal business segment are separately stated in the consolidated condensed financial statements. PPD uses income (loss) from operations as its measurement of segment profitability in order to reflect the information used by PPD’s chief operating decision-maker. Income from operations and identifiable assets by principal business segment were as follows:

	Three months Ended June 30,		Six Months Ended June 30,
	2002	2003	2002	2003
Income (loss) from operations:
Development	$28,041	$36,680	$49,554	$73,493
Discovery sciences	(1,860)	(2,500)	(1,906)	(6,903)

Total	$26,181	$34,180	$47,648	$66,590

	December 31, 2002	June 30, 2003
Identifiable assets:
Development	$635,660	$669,375
Discovery sciences	56,460	56,185

Total	$692,120	$725,560

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

(in thousands, except per share data)

8. SUBSEQUENT EVENTS

In July 2003, PPD acquired Eminent Research Systems, Inc., or Eminent, a clinical research organization specializing in medical device development, and Clinsights, Inc., or Clinsights, which provides a range of post-market services to medical device and related pharmaceutical companies and operates proprietary web sites for the dissemination of medical information, online research and product marketing. PPD acquired all of the outstanding capital stock of Eminent and Clinsights for a total of $25 million in cash. Eminent and Clinsights will be part of the Development segment of PPD.

In July 2003, PPD announced the restructuring of its discovery sciences segment to focus on lead optimization, the process of refining the chemical structure of a compound to improve its drug characteristics. In connection with this restructuring, PPD will consolidate its discovery sciences operations in its Morrisville, North Carolina and Middleton, Wisconsin facilities, and will close its functional genomics operation in Menlo Park, California. In connection with the restructuring, PPD entered into agreements with SurroMed, Inc. to purchase 4.4 million shares of SurroMed’s Series F convertible preferred stock in exchange for $12.0 million in cash and $12.0 million in tangible assets and intellectual property from PPD’s Menlo Park operation. As part of these transactions, PPD also entered into agreements with SurroMed to purchase biomarker discovery services from SurroMed over a period of four years and to serve as a non-exclusive representative to market and sell additional biomarker discovery services. The transactions with SurroMed are subject to customary closing conditions, including the approval of SurroMed’s stockholders. Assuming these transactions close and including the 1.0 million shares of SurroMed’s Series E convertible preferred stock that we purchased in April 2002, PPD will own approximately 15% of SurroMed’s outstanding capital stock SurroMed is a privately-held company that provides biomarker solutions to pharmaceutical and biotechnology companies using proprietary, integrated bioanalysis technologies that detect biological markers and compounds to enable precise diagnosis and personalized treatment of disease.

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

We have been in the drug development business for more than 17 years. Our development services include preclinical programs and Phase I through Phase IV clinical development services. We have extensive clinical trial experience across a multitude of therapeutic areas and parts of the world, including regional, national and global studies. In addition, we also offer post-market support services for drugs that have received approval for market use, such as product launch services, patient compliance programs, and medical communications programs for consumer and healthcare providers on product use and adverse events.

With more than 5,600 professionals worldwide, we have provided services to 41 of the top 50 pharmaceutical companies in the world as ranked by 2001 healthcare research and development spending, in addition to our work with leading biotechnology companies. We believe that we are one of the world’s largest providers of drug development services to pharmaceutical and biotechnology companies based on 2002 annual net revenues generated from contract research organizations.

Building on our outsourcing relationship with pharmaceutical and biotechnology clients, we established our discovery sciences group in 1997. This business focuses on early stage research to help our customers address the bottleneck at the beginning of the development process. This business primarily involves lead optimization, which is the process of refining the chemical structure of a compound to improve its drug characteristics, medicinal chemistry research, preclinical biology services, and preclinical evaluations of anticancer therapies. In July 2003, we decided to close our operations in functional genomics, which is the study of gene functions to identify drug targets within the body, in order to focus on our other discovery sciences operations.

In addition, we have developed an innovative risk-sharing research and development model to help pharmaceutical and biotechnology clients develop compounds. Through arrangements based on this model, we help our clients research and evaluate the development potential for compounds at various stages of development.

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

Results of Operations

We recognize revenues from fixed-price contracts on a proportional performance basis in our Development Group. To measure the performance, we compare actual direct costs incurred to estimated total contract direct costs, which we believe is the best indicator of the performance of the contractual obligations as the costs relate to the amount of labor incurred to perform the service. We recognize revenues from time-and-materials contracts as hours are incurred, multiplied by the billable rates for each contract, in both our Development Group and Discovery Sciences Group. For our Phase I and laboratory businesses, we also recognize revenues from unitized contracts as subjects or samples are tested, multiplied by the price of each.

In connection with the management of multi-site clinical trials, we pay on behalf of our customers fees to investigators and test subjects, and other out-of-pocket costs, such as travel, printing, meetings, and couriers, for which we are reimbursed at cost. As required by EITF 01-14, amounts paid by us as a principal for out-of-pocket costs are included in direct costs as reimbursable out-of-pocket expenses and the reimbursements we receive as a principal are reported as reimbursed out-of-pocket revenues. We are required to combine these fees, or expenses, which we pay as an agent and the associated reimbursements, or revenues, which we receive as an agent in the income statement. During the three months ended June 30, 2002 and 2003, fees paid to investigators and other fees that PPD received as an agent and the associated reimbursements were approximately $40.5 million and $47.3 million, respectively. During the six months ended June 30, 2002 and 2003, fees paid to investigators and other fees in which PPD acts as an agent and the associated reimbursements were approximately $74.3 million and $91.9 million, respectively.

Most contracts can be terminated either immediately or after a specified period following notice by the client. These contracts typically require payment to us of expenses to wind down a study, payment to us of fees earned to date, and in some cases, a termination fee or some portion of the fees or profit that we could have earned under the contract if it had not been terminated early.

Discovery Sciences Group revenues also include nonrefundable technology license fees and milestone payments. The non-refundable license fees are generally up-front payments for the initial license of and access to our technology. For nonrefundable license fees received at the initiation of license agreements for which we have an ongoing research and development commitment, we defer these fees and recognize them ratably over the period of the related research and development. For nonrefundable license fees received under license agreements where our continued performance of future research and development services is not required, we recognize revenue upon delivery of the technology. In addition to license fees, our Discovery Sciences Group also generates revenue from time to time in the form of milestone payments. Milestone payments are only received and recognized as revenues if the specified milestone is achieved and accepted by the customer and continued performance of future research and development services related to that milestone are not required. Although these payments are typically lower than up-front license fees, these payments can be significant because they are triggered as a result of achieving specified scientific milestones. We receive milestone payments in connection with sublicensing compounds and for our functional genomics work.

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

Amortization expenses consist of amortization costs recorded on intangible assets on a straight-line method over the life of the intangible assets. The excess of the purchase price of a business acquired over the fair value of net tangible assets, identifiable intangible assets and acquired in-process research and development costs at the date of the acquisition has been assigned to goodwill. Goodwill was being amortized over periods of 10 to 25 years prior to January 1, 2002. In June 2001, the FASB issued Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets”, or SFAS No. 142. We adopted SFAS No. 142 as of January 1, 2002 and no longer amortize goodwill. The provisions of this accounting standard required us to complete a transitional impairment test within six months of adoption. We are also required to complete annual impairment tests going forward. These impairment tests involve determining the fair market value of each of the reporting units with which the goodwill was associated and comparing the estimated fair market value of each of the reporting units with its carrying amount. We completed the transitional impairment test as of January 1, 2002 and the annual impairment test as of October 1, 2002. Neither test identified any impairments of goodwill.

Acquisitions

In February 2002, PPD acquired 100% of the outstanding common stock of Medical Research Laboratories International, Inc., or MRL U.S., and Medical Research Laboratories International, BVBA, or MRL Belgium, collectively, “MRL”. MRL is now part of the Development segment of PPD. MRL U.S. operates a central laboratory near Cincinnati, Ohio, and MRL Belgium operates a central laboratory in Brussels, Belgium. MRL provides highly standardized efficacy and safety testing services for pharmaceutical companies engaged in clinical drug development. PPD acquired MRL for total consideration of $113.1 million, including $39.0 million in cash, $73.5 million in PPD’s common stock (approximately 2.6 million unregistered shares) and direct acquisition costs of $0.6 million for legal, appraisal and accounting fees.

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

In June 2002, PPD acquired ProPharma Pte Ltd, or ProPharma, an Asian-based clinical research organization with extensive experience in managing pan-Asian clinical trials. ProPharma is now part of the Development segment of PPD. PPD acquired ProPharma for total consideration of $3.0 million in cash. In addition, PPD paid $1.4 million as additional purchase price in the second quarter of 2003. This was a contingency payment which depended upon the financial performance of ProPharma for a specified period following the acquisition.

These acquisitions were accounted for using the purchase method, utilizing appropriate fair value techniques to allocate the purchase price based on the estimated fair values of the assets and liabilities. Accordingly, the estimated fair value of assets acquired and liabilities assumed were included in PPD’s condensed consolidated balance sheet as of the effective dates of the acquisitions. The results of operations are included in PPD’s condensed consolidated results of operations as of and since the effective dates of the acquisitions. For further details regarding these acquisitions, see Note 3 to Consolidated Condensed Financial Statements.

Subsequent Events

In July 2003, PPD acquired Eminent Research Systems, Inc., or Eminent, a clinical research organization specializing in medical device development, and Clinsights, Inc., or Clinsights, which provides a range of post-market services to medical device and related pharmaceutical companies and operates proprietary web sites for the dissemination of medical information, online research and product marketing. PPD acquired all of the outstanding capital stock of Eminent and Clinsights for a total of $25 million in cash. Eminent and Clinsights will be part of the Development segment of PPD.

In July 2003, PPD announced the restructuring of its discovery sciences segment to focus on lead optimization, the process of refining the chemical structure of a compound to improve its drug characteristics. In connection with this restructuring, PPD will consolidate its discovery sciences operations in its Morrisville, North Carolina and Middleton, Wisconsin facilities, and will close its functional genomics operation in Menlo Park, California. In connection with the restructuring, PPD entered into agreements with SurroMed, Inc. to purchase 4.4 million shares of SurroMed’s Series F convertible preferred stock in exchange for $12.0 million in cash and $12.0 million in tangible assets and intellectual property from PPD’s Menlo Park operation. As part of these transactions, PPD also entered into agreements with SurroMed to purchase biomarker discovery services from SurroMed over a period of four years and to serve as a non-exclusive representative to market and sell additional biomarker discovery services. The transactions with SurroMed are subject to customary closing conditions, including the approval of SurroMed’s stockholders. Assuming these transactions close and including the 1.0 million shares of SurroMed’s Series E convertible preferred stock that we purchased in April 2002, PPD will own approximately 15% of SurroMed’s outstanding capital stock SurroMed is a privately-held company that provides biomarker solutions to pharmaceutical and biotechnology companies using proprietary, integrated bioanalysis technologies that detect biological markers and compounds to enable precise diagnosis and personalized treatment of disease.

Non-GAAP Information

The following discussion of our results of operations for the periods ended June 30, 2003 and 2002 and our financial condition as of June 30, 2003 includes non-GAAP financial measures. In the discussion, we sometimes exclude revenue and costs related to reimbursable out-of-pocket expenses because they are not generated by services we provide, do not yield any gross profit to us, and do not have any impact on our net income. We also sometimes exclude amounts associated with the impairments of our equity investments to more accurately reflect the results of our operations and provide similar information for period to period comparisons. We believe this information is useful to our investors because it presents the revenue and expenses that are directly attributable to the services we provide our clients and presents a more accurate picture of our operating results and margins.

Three Months Ended June 30, 2003 Versus Three Months Ended June 30, 2002

Net revenue for the three months ended June 30, 2003 increased $33.4 million, or 22.0%, to $185.0 million from net revenue of $151.6 million in the same period in 2002. Net revenue, before reimbursed out-of-pockets of $16.3 million for the second quarter of 2003, increased $28.5 million, or 20.3%, to $168.7 million from net revenue, before reimbursed out-of-pockets of $11.4 million, of $140.2 million in the same period in 2002. The Development Group’s operations accounted for 87.4% of net revenue for the second quarter of 2003. Excluding reimbursed out-of-pockets, the Development Group’s operations accounted for 95.8% of net revenue for the second quarter of 2003. The Development Group generated net revenue of $161.6 million in the second quarter of 2003, an increase of $26.5 million, or 19.7%, from the 2002 second quarter. The increase in the Development Group’s net revenue was primarily attributable to an increase in the size and number of contracts in the global contract research organization, or CRO, Phase II through IV division. Net revenue for the Development Group was positively impacted by approximately $1.8 million due to the effect of the weakening of the U.S. dollar relative to the euro and the British pound in the second quarter of 2003.

The Discovery Sciences Group generated net revenue of $7.1 million in the second quarter of 2003, an increase of $2.0 million, or 39.1%, from the second quarter of 2002. The increase in the Discovery Sciences net revenue was attributable to a milestone payment earned by us as a result of the initiation of Phase III clinical trials of the drug dapoxetine, which was partially offset by lower revenues within our functional genomics operations, as it recorded revenues in the second quarter of 2002 attributable to contracts that were not renewed.

Total direct costs for the second quarter of 2003 were $98.0 million, an increase of 23.6% from $79.3 million in the second quarter of 2002. As a percentage of net revenue, total direct costs increased slightly to 53.0% in the second quarter of 2003 as compared to 52.3% in the second quarter of 2002. Total direct costs, excluding reimbursable out-of-pocket expenses for the quarters ended June 30, 2003 and 2002 of $16.3 million and $11.4 million respectively, increased 20.4% to $81.8 million in the second quarter of 2003 from $67.9 million in the second quarter of 2002. Excluding reimbursable out of-pocket expenses, total direct costs as a percentage of net revenue remained relatively stable at 48.5% for 2003 second quarter, as compared to 48.4% in 2002 second quarter. Development Group’s direct costs increased to $78.3 million in the second quarter of 2003 as compared to $65.6 million in the second quarter of 2002. This 19.4% increase resulted primarily from increased personnel costs due to the increase in the size and number of contracts in the global CRO Phase II through IV division. Development Group direct costs as a percentage of related net revenue remained relatively stable at 48.4% in the second quarter of 2003, as compared to 48.5% in the second quarter of 2002. Discovery Sciences direct costs increased to $3.5 million in the second quarter of 2003 as compared to $2.3 million in the second quarter of 2002. This increase was primarily attributable to the costs associated with sublicensing dapoxetine.

R&D expenses increased 44.8% to $3.7 million in the second quarter of 2003 from $2.6 million in the second quarter of 2002. This increase was primarily attributable to an increase in spending on internal R&D in the Discovery Sciences Group to develop intellectual property. As of the end of the second quarter of 2003, the Discovery Sciences Group had increased the number of employees working on internal R&D projects by 34.1% as compared to the end of the second quarter of 2002.

SG&A expenses increased 11.0% to $41.8 million in the second quarter of 2003 from $37.7 million in the second quarter of 2002. The increase was primarily attributable to additional administrative personnel costs and an increase in training costs associated with new operational employees hired to support our expanding operations. As a percentage of net revenue, SG&A expenses decreased to 22.6% in the second quarter of 2003 from 24.8% in the second quarter of 2002. Excluding reimbursed out-of-pockets for the second quarters of 2003 and 2002 of $16.3 million and $11.4 million, respectively, SG&A expenses as a percent of net revenue decreased to 24.8% in the second quarter of 2003 from 26.9% in the second quarter of 2002.

Depreciation expense increased $1.1 million, or 19.3%, to $6.8 million in the second quarter of 2003 from $5.7 million in the second quarter of 2002. The increase was primarily related to the depreciation of the increased investment in property and equipment due to our growth. Capital expenditures were $10.1 million in the second quarter of 2003. Capital expenditures primarily included additional spending in the Development Group to enhance and expand our information technology capacity.

Amortization expense was approximately $0.4 million for the second quarter of 2003 and $0.2 million for the second quarter of 2002. During the second quarter of 2002 and 2003, amortization of backlog associated with the acquisition of MRL accounted for $0.1 million and $0.3 million of the amortization expense, respectively. Amortization of a newly acquired licensing agreement in the Discovery Sciences Group accounted for $0.1 million of the amortization expense in the second quarter of 2003.

Operating income increased $8.0 million to $34.2 million in the second quarter of 2003, as compared to $26.2 million in the second quarter of 2002. As a percentage of net revenue, operating income increased to 18.5% for the second quarter of 2003 from 17.3% in the second quarter of 2002. Excluding reimbursed out-of-pockets for the quarters ended June 30, 2003 and 2002 of $16.3 million and $11.4 million, respectively, operating income increased to 20.3% of net revenue for the second quarter of 2003 from 18.7% of net revenue in the same period of 2002. The increases in operating income and operating margin were primarily due to our revenue growth and our focus on controlling the increase in both direct and administrative costs. Operating income was negatively impacted by approximately $1.8 million, net, due to the effect of the weakening of the U.S. dollar relative to the euro and the British pound, partially offset by the strengthening of the U.S. dollar relative to the Brazilian real in the second quarter of 2003.

During the second quarter of 2003, we recorded charges to earnings for other than temporary declines in the fair market value of our investments in SLIL Biomedical Corp. of $4.7 million, Spotlight Health, Inc. of $3.7 million and Signature Bioscience, Inc. (formerly Primecyte, Inc.) of $0.2 million. SLIL and Primecyte were deemed to be impaired primarily as a result of the market condition of the overall industry, historical and projected performance and expected cash needs of the individual companies. The write-down of Spotlight Health was recorded primarily based on its historical and projected financial performance and the expectation of an issuance of shares to a new investor at a lower valuation.

Our provision for income taxes decreased $0.7 million, or 6.6%, to $9.4 million in the second quarter of 2003, as compared to $10.1 million in the second quarter of 2002. Our effective income tax rate has decreased from 37% in the 2002 period to approximately 36% in the 2003 period. Our tax rate might vary from period to period due to the geographic mix of our pre-tax earnings.

Net income of $16.8 million in the second quarter of 2003 represents a decrease of $0.4 million from $17.2 million in net income in the second quarter of 2002. Excluding the impairment of equity investments and the related tax benefit, net income increased $5.1 million to $22.4 for the second quarter of 2003 as compared to $17.2 million for the corresponding 2002 period. Net income per diluted share of $0.30 for the second quarter of 2003 represents a decrease from the $0.31 in net income per diluted share in the second quarter of 2002. Excluding the impairment of equity investments and the related tax benefits, net income per diluted share increased to $0.40 for the second quarter of 2003 as compared to $0.31 for the second quarter of 2002.

Six Months Ended June 30, 2003 Versus Six Months Ended June 30, 2002

Net revenue for the six months ended June 30, 2003 increased $72.7 million, or 25.8%, to $354.8 million from net revenue of $282.1 million in the same period in 2002. Net revenue, before reimbursed out-of-pockets of $27.1 million for the first six months of 2003, increased $65.4 million, or 25.0%, to $327.7 million from net revenue, before reimbursed out-of-pockets of $19.9 million, of $262.3 million in the same period in 2002. The Development Group’s operations accounted for 89.5% of net revenue for the first six months of 2003. Excluding reimbursed out-of-pockets, the Development Group’s operations accounted for 96.9% of net revenue for the first six months of 2003. The Development Group generated net revenue of $317.5 million in the first six months of 2003, an increase of $65.7 million, or 26.1%, from the first six months of 2002. The increase in the Development Group’s net revenue was primarily attributable to an increase in the size and number of contracts in the global contract research organization, or CRO, Phase II through IV division. Net revenue for the Development Group was positively impacted by approximately $3.0 million due to the effect of the weakening of the U.S. dollar relative to the euro and the British pound in the first six months of 2003.

The Discovery Sciences Group generated net revenue of $10.2 million in the first six months of 2003, a decrease of $0.3 million, or 2.7%, from the first six months of 2002. The decrease in the Discovery Sciences net revenue was attributable to the loss of revenue within our functional genomics operations described above in the three-month discussion, partially offset by a milestone payment that we earned as a result of the initiation of Phase III clinical trials of the drug dapoxetine.

Total direct costs for the first six months of 2003 were $185.2 million, an increase of 27.4% from $145.4 million in the first six months of 2002. As a percentage of net revenue, total direct costs increased slightly to 52.2% in the first six months of 2003 as compared to 51.5% in the first six months of 2002. Total direct costs, excluding reimbursable out-of-pocket expenses for the quarters ended June 30, 2003 and 2002 of $27.1 million and $19.9 million, respectively, increased 25.9% to $158.0 million in the first six months of 2003 from $125.5 million in the first six months of 2002. Excluding reimbursable out of-pocket expenses, total direct costs increased slightly as a percentage of net revenue to 48.2% for the six months ended June 30, 2003 as compared to 47.8% for the six months ended June 30, 2002. Development direct costs increased to $153.0 million in the first six months of 2003 as compared to $121.2 million in the first six months of 2002. This 26.2% increase resulted primarily from increased personnel costs due to the increase in the size and number of contracts in the global CRO Phase II through IV division and the direct costs recorded in 2003 that were associated with the businesses acquired during 2002. Development Group direct costs as a percentage of related net revenue increased slightly to 48.2% for the first six months of 2003 from 48.1% in the first six months of 2002. Discovery Sciences direct costs increased to $5.0 million in the first six months of 2003 as compared to $4.3 million in the first six months of 2002. This increase was primarily attributable to the costs associated with sublicensing dapoxetine and the direct costs associated with our preclinical oncology operations which that we acquired in April 2002, partially offset by the decrease in direct costs related to our functional genomics operations.

R&D expenses increased 63.9% to $7.1 million in the first six months of 2003 from $4.3 million in the first six months of 2002. This increase was primarily attributable to an increase in spending on internal R&D in the Discovery Sciences Group to develop intellectual property. As of the end of the first six months of 2003, the Discovery Sciences Group had increased the number of employees working on internal R&D projects by 34.1% as compared to the end of the first six months of 2002. Internal R&D spending is expected to decrease in the future due to the closing of the functional genomics operations in the third quarter of 2003.

SG&A expenses increased 11.3% to $81.5 million in the first six months of 2003 from $73.3 million in the first six months of 2002. The increase was primarily attributable to additional administrative personnel costs and an increase in training costs associated with new operational employees hired to support our expanding operations. As a percentage of net revenue, SG&A expenses decreased to 23.0% in the first six months of 2003 from 26.0% in the first six months of 2002. Excluding reimbursed out-of-pockets for the first six months of 2003 and 2002 of $27.1 million and $19.9 million, respectively, SG&A expenses as a percentage of net revenue decreased to 24.9% in the first six months of 2003 from 27.9% in the first six months of 2002. These decreases in SG&A expenses as a percentage of net revenue are primarily attributable to the increase in revenue, and to a smaller extent, to increased efficiencies as our operations expanded.

Depreciation expense increased $2.7 million, or 24.0%, to $13.8 million in the first six months of 2003 from $11.1 million in the first six months of 2002. The increase was primarily related to the depreciation of the increased investment in property and equipment due to our growth. Capital expenditures were $16.0 million in the first six months of 2003. Capital expenditures primarily included additional spending in the Development Group to enhance and expand our information technology capacity and to purchase equipment, furniture and computer hardware for new employees.

Amortization expense was approximately $0.7 million for the first six months of 2003 and $0.4 million for the first six months of 2002. During the first six months of 2002 and 2003, amortization of backlog associated with the acquisition of MRL accounted for $0.4 million and $0.5 million of the amortization expense, respectively. Amortization of a newly acquired licensing agreement in the Discovery Sciences Group accounted for $0.1 million of the amortization expense in the first six months of 2003.

Operating income increased $18.9 million to $66.6 million in the first six months of 2003, as compared to $47.6 million in the first six months of 2002. As a percentage of net revenue, operating income increased to 18.8% for the six months of 2003 from 16.9% in the first six months of 2002. Excluding reimbursed out-of-pockets for the six months ended June 30, 2003 and 2002 of $27.1 million and $19.9 million, respectively, operating income increased to 20.3% of net revenue for the first six months of 2003 from 18.2% of net revenue in the same period of 2002. The increases in operating income and operating margin were primarily due to our revenue growth and our focus on controlling the increase in both direct and administrative costs. Operating income was negatively impacted by approximately $3.4 million, net, due to the effect of the weakening of the U.S. dollar relative to the euro and the British pound, partially offset by the strengthening of the U.S. dollar relative to the Brazilian real in the first six months of 2003.

During the first six months of 2003, we recorded charges to earnings for other than temporary declines in the fair market value of our investments in SLIL Biomedical Corp. of $4.7 million, Spotlight Health, Inc. of $3.7 million and Signature Bioscience, Inc. (formerly Primecyte, Inc.) of $0.2 million. SLIL and Primecyte were deemed to be impaired primarily as a result of the market condition of the overall industry, historical and projected performance and expected cash needs of the individual companies. The write-down of Spotlight Health was recorded primarily based on its historical and projected financial performance and the expectation of an issuance of shares to a new investor at a lower valuation. During the first six months of 2002, we recorded a $32.0 million write-down of the carrying value of our investment in DNA Sciences, Inc. for an other than temporary decline in value. Our investment in DNA Sciences was deemed to be impaired as a result of historical and projected performance, cash needs and an independent valuation of the market value of DNA Sciences.

Our provision for income taxes increased $4.9 million, or 29.4%, to $21.5 million in the first six months of 2003, as compared to $16.6 million in the first six months of 2002. During the first six months of 2002, we recorded an impairment of $32.0 million in our investment in DNA Sciences. As a result of the uncertainty of the utilization of the deduction of the impairment prior to its expiration, we recorded a valuation allowance of $10.7 million, thus providing a tax benefit of only $2.0 million in the provision for income taxes.

Net income of $38.0 million in the first six months of 2003 represents an increase of $36.4 million from $1.6 million in net income in the first six months of 2002. Excluding the impairment of equity investments and the related tax benefits in both periods, net income increased $11.9 million to $43.5 million for the first six months of 2003 as compared to $31.6 million for the corresponding 2002 period. Net income per diluted share of $0.68 for the first six months of 2003 represents an increase from the $0.03 in net income per diluted share in the first six months of 2002. Excluding the impairment of equity investments and the related tax benefits for both periods, net income per diluted share increased to $0.78 for the first six months of 2003 as compared to $0.58 for the first six months of 2002.

Liquidity and Capital Resources

As of June 30, 2003, we had $198.1 million of cash and cash equivalents on hand. Our expected primary cash needs on both a short and long-term basis are for capital expenditures, expansion of services, possible acquisitions, geographic expansion, working capital and other general corporate purposes. We have historically funded our operations and growth, including acquisitions, with cash flow from operations, and to a lesser extent in recent years, with borrowings and stock issuances. We are exposed to changes in interest rates on cash equivalents and amounts outstanding under notes payable, notes receivable and lines of credit. Our cash and cash equivalents are invested in financial instruments that are rated A or better by Standard & Poor’s or Moody’s and earn interest at market rates.

For the six months ended June 30, 2003, our operating activities provided $31.0 million in cash as compared to $31.3 million for the same period last year. Net income of $38.0 million, impairment of equity investment of $8.6 million, depreciation and amortization of $14.5 million, and a $1.2 million increase in deferred income taxes were partially offset by the net decrease of $31.8 million in net operating assets and liabilities. The net decrease in net operating assets and liabilities is primarily attributable to an increase in receivables due to increased revenues, a decrease in unearned income, and a decrease in accrued expenses.

For the six months ended June 30, 2003, our investing activities used $20.3 million in cash. The net cash paid for capital expenditures of $16.0 million, investments of $3.4 million, and a contingency payment relating to a previous acquisition of $1.4 million, was partially offset by $0.5 million received from the repayment of notes receivable.

For the six months ended June 30, 2003, our financing activities provided $4.0 million in cash, as net proceeds from stock option exercises and purchases under our employee stock purchase plan totaling $5.1 million were offset by $0.9 million in repayments of capital lease obligations and $0.1 million in principal repayments of long-term debt.

Working capital as of June 30, 2003 was $233.6 million, compared to $187.7 million at December 31, 2002. The increase in working capital was due primarily to the increase in cash and cash equivalents of $16.8 million, accounts receivable and unbilled services, net, of $12.1 million, the decrease in unearned income of $12.4 million and the decrease in other accrued expenses of $9.8 million. The number of days revenue outstanding in accounts receivable and unbilled services, net, less unearned income, also known as DSO, were 39.9 and 35.4 days for the quarters ended June 30, 2003 and December 31, 2002, respectively. We believe that change in DSO reflects normal fluctuations in the rate of collections of accounts receivable and changes in temporary terms regarding investigator fee down payments. Over the past two years, our quarterly DSO has fluctuated between 30.8 days and 51.1 days. We expect DSO in the future will fluctuate depending on the mix of contracts performed within a quarter and our success in collecting receivables.

In July 2003, we renewed our revolving credit facility for $50.0 million with Bank of America, N. A. Indebtedness under the facility is unsecured and subject to traditional covenants relating to financial ratios. Borrowings under this credit facility are available to provide working capital and for general corporate purposes. As of June 30, 2003, there was no amount outstanding under this credit facility. This credit facility is currently scheduled to expire in June 2004, at which time any outstanding balance would be due.

In the past, we have maintained a second revolving credit facility for $50.0 million with Wachovia Bank, N.A. on terms and conditions substantially similar to our facility with Bank of America. However, based on our current cash balance and historical ability to generate cash from operations, we elected not to renew our facility with Wachovia, and it expired on June 30, 2003.

In April 2000, we made an investment in Spotlight Health, Inc., formerly known as ADoctorInYourHouse.com. In January 2001, we entered into an agreement with Spotlight Health and Wachovia Bank, N.A. to guarantee a revolving $2.0 million line of credit provided to Spotlight Health by Wachovia. Indebtedness under the line is unsecured and subject to traditional covenants relating to financial ratios. As of June 30, 2003, Spotlight Health had $2.0 million outstanding under this credit facility. This credit facility expired on June 30, 2003. In July 2003, Spotlight Health replaced this credit facility with a new $2.0 million revolving line of credit from Bank of America, N.A. The new line of credit is on terms substantially similar to the prior line of credit. We continue to guarantee Spotlight’s obligations under the new credit facility, which is scheduled to expire on June 30, 2004, at which time any outstanding balance would be due. In accordance with the requirements of FASB Statement No. 5, “Accounting for Contingencies”, and as clarified by FASB Interpretation No. 45, we have recorded a liability in the amount of $0.2 million for the fair value of the obligation we have assumed under this guarantee. We review the financial statements of Spotlight Health on a quarterly basis to determine if they have sufficient financial resources to continue operations. Future events and circumstances may adversely affect Spotlight Health’s financial condition and Spotlight Health might not be in the position to repay the facility. Thus, we can give no assurances that Bank of America will not attempt to collect on our guaranty of this facility.

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

In January 2003, the FASB issued Interpretation No. 46 or FIN 46, “Consolidation of Variable Interest Entities”, an interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements”. FIN 46 establishes accounting guidance for consolidation of variable interest entities that function to support the activities of the primary beneficiary. We have no investment in or contractual relationship or other business relationship with a variable interest entity and therefore the adoption of this interpretation did not have any impact on our consolidated financial position or results of operations. However, if we enter into any such arrangement with a variable interest entity in the future or an entity with which we have a relationship is reconsidered based on guidance in FIN 46 to be a variable interest entity, our consolidated financial position or results of operations might be adversely impacted.

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

Fluctuations in quarterly results or other factors beyond our control could affect the market price of our common stock. These factors include changes in earnings estimates by analysts, market conditions in our industry, announcements by competitors, changes in pharmaceutical and biotechnology industries, general economic conditions, and differences in assumptions used as compared to actual results. Any effect on our common stock could be unrelated to our longer-term operating performance.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to foreign currency risk by virtue of our international operations. We conduct business in several foreign countries. Approximately 19.5% and 22.5% of our net revenues for the three months ended June 30, 2002 and 2003, respectively, were derived from operations outside the United States. Funds generated by each subsidiary are generally reinvested in the country where they are earned. We have not, to date, engaged in derivative or hedging activities related to our potential foreign exchange exposures. Our operations in the United Kingdom generated more than 46.3% of our net revenue from international operations during the second quarter of 2003. Accordingly, we do have some exposure to adverse movements in the pound sterling and other foreign currencies. The United Kingdom has traditionally had a relatively stable currency compared to our functional currency, the U.S. dollar. The potential loss in fair value resulting from a hypothetical decrease of 10% in the pound sterling is approximately $0.5 million.

The vast majority of our contracts are entered into by our United States or United Kingdom subsidiaries. The contracts entered into by the United States subsidiaries are almost always denominated in U. S. dollars. Contracts entered into by our United Kingdom subsidiaries are generally denominated in pounds sterling, U. S. dollars or euros. Contractual provisions either limit or reduce the economic risk in certain transactions involving multiple currencies.

We do have some currency risk resulting from the passage of time between the invoicing of customers under contracts and the ultimate collection of customer payments against those invoices. If a contract is denominated in a currency other than the subsidiary’s local currency, we recognize a receivable at the time of invoicing for the local currency equivalent of the foreign currency invoice amount. Changes in exchange rates from the time the invoice is prepared and payment from the customer is received will result in our receiving either more or less in local currency than the local currency equivalent of the invoice amount at the time the invoice was prepared and the receivable established. We recognize this difference as a foreign currency transaction gain or loss, as applicable, and report it in other income, net. If exchange rates were to change by 10% in the future, we do not expect this to have a material effect on our financial statements.

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

Currently, there are no material exchange controls on the payment of dividends or otherwise restricting the transfer of funds out of or from within any country in which we conduct operations. Although we perform services for clients located in a number of foreign jurisdictions, to date, we have not experienced any difficulties in receiving funds remitted from foreign countries. However, if any of these jurisdictions imposed or modified existing exchange control restrictions, the restrictions could have an adverse effect on our financial condition.

We are exposed to changes in interest rates on our cash equivalents and amounts outstanding under notes payable and lines of credit. We invest our cash and cash equivalents in financial instruments with interest rates based on financial market conditions. If interest rates were to change by 10% in the future, we do not expect this to have a material effect on our financial statements.

Item 4. Controls and Procedures

(a) As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e)) pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective.

(b) No change in the Company’s internal control over financial reporting occurred during the Company’s last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

The 2003 Annual Meeting of Shareholders of the Company was held on May 14, 2003. At the Annual Meeting, the following two proposals were voted upon:

1) The following directors were elected to office for the ensuing year and were approved by the following votes:

	For	Against*
Stuart Bondurant	42,896,690	1,308,930
Fredric N. Eshelman	43,383,571	822,049
Marye Anne Fox	42,339,359	1,866,261
Frederick Frank	41,399,223	2,806,397
Catherine M. Klema	43,151,585	1,054,035
Terry Magnuson	42,335,609	1,870,011
Ernest Mario	35,249,847	8,955,773
John A. McNeill, Jr.	35,351,783	8,853,837

2) An amendment and restatement of the Company’s 1995 Equity Compensation Plan was voted on and approved by the following vote:

Votes for:	35,207,518

Votes against*:	4,275,808

Broker non-votes:	4,722,294

*	Includes abstentions.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

10.197	First Amendment to Loan Agreement dated July 1, 2003, between Pharmaceutical Product Development, Inc. and Bank of America, N.A.

10.198	Second Amendment, dated January 1, 2003, to Employment Agreement dated May 1, 2002, between PPD Development, LP and W. Richard Staub.

10.199	Loan Agreement dated July 1, 2003, by and among Spotlight Health, Inc., Pharmaceutical Product Development, Inc. and Bank of America, N.A.

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002—Chief Executive Officer

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002—Chief Financial Officer

(b)	Reports on Form 8-K

On April 17, 2003, we filed a report on Form 8-K to furnish a press release announcing our operating and financial results for the quarter ended March 31, 2003.

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

Date: August 6, 2003