Form 10-Q
period 2003-09-30
PHARMACEUTICAL PRODUCT DEVELOPMENT INC
filed 2003-11-10
CIK 1003124

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2003.

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 55,975,016 shares of common stock, par value $0.10 per share, as of October 31, 2003.

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2003	2002	2003
Development revenues	$142,261	$164,007	$394,046	$481,493
Discovery sciences revenues	3,742	2,589	14,243	12,808
Reimbursed out-of-pockets	11,281	12,919	31,144	40,061

Net revenue	157,284	179,515	439,433	534,362

Direct costs - Development	68,273	79,419	189,505	232,422
Direct costs - Discovery sciences	1,936	1,387	6,197	6,395
Direct costs - Reimbursable out-of-pocket expenses	11,281	12,919	31,144	40,061
Research and development	2,959	1,487	7,282	8,573
Selling, general and administrative expenses	38,925	42,552	112,215	124,119
Depreciation	5,968	6,479	17,064	20,233
Amortization	194	472	630	1,191
Restructuring charges	—	1,917	—	1,917
Gain on sale of assets	—	(5,716)	—	(5,738)

	129,536	140,916	364,037	429,173

Operating income	27,748	38,599	75,396	105,189
Interest income, net	352	360	1,842	1,181
Impairment of investments	—	(773)	(32,006)	(9,373)
Other income, net	466	603	1,677	1,281

Income before provision for income taxes	28,566	38,789	46,909	98,278
Provision for income taxes	10,284	13,964	26,879	35,446

Income before equity in net loss of investee	18,282	24,825	20,030	62,832
Equity in net loss of investee, net of income taxes	—	—	105	—

Net income	$18,282	$24,825	$19,925	$62,832

Net income per share:
Basic	$0.33	$0.44	$0.37	$1.13

Diluted	$0.33	$0.44	$0.36	$1.12

Weighted average number of common shares outstanding:
Basic	55,233	55,874	54,510	55,712
Dilutive effect of stock options and restricted stock	488	460	644	524

Diluted	55,721	56,334	55,154	56,236

The accompanying notes are an integral part of these consolidated condensed financial statements.

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

(in thousands)

	December 31, 2002	September 30, 2003
		(unaudited)
Assets
Current assets
Cash and cash equivalents	$181,224	$174,802
Accounts receivable and unbilled services, net	199,936	222,862
Investigator advances	6,300	10,425
Prepaid expenses and other current assets	13,676	17,115
Notes receivable	500	—
Deferred tax asset	13,858	7,069

Total current assets	415,494	432,273

Property, plant and equipment, net	107,704	105,616
Investments	16,934	37,150
Goodwill	147,408	175,416
Intangible assets, net	3,624	2,445
Other assets, net	956	837

Total assets	$692,120	$753,737

Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$10,645	$8,102
Payables to investigators	20,645	26,171
Other accrued expenses	68,026	63,632
Unearned income	114,494	107,847
Accrued income taxes	12,231	6,590
Current maturities of long-term debt	1,757	1,348

Total current liabilities	227,798	213,690

Long-term debt, less current maturities	6,649	6,293
Deferred rent and other	3,480	4,338
Accrued additional pension liability	7,905	8,173
Deferred tax liability, net	5,951	454

Total liabilities	251,783	232,948

Shareholders’ equity
Common stock	5,544	5,594
Paid-in capital	263,554	273,468
Retained earnings	180,071	242,903
Deferred compensation	(367)	(92)
Accumulated other comprehensive loss	(8,465)	(1,084)

Total shareholders’ equity	440,337	520,789

Total liabilities and shareholders’ equity	$692,120	$753,737

The accompanying notes are an integral part of these consolidated condensed financial statements.

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Nine Months Ended September 30,
	2002	2003
Cash flows from operating activities:
Net income	$19,925	$62,832
Adjustments to reconcile net income to net cash provided by operating activities:
Impairment of investments	32,006	9,373
Depreciation and amortization	17,694	21,424
Stock compensation amortization	158	275
Gain on disposition of property and equipment	(34)	(5,738)
Loss on disposition of property and equipment	109	299
Change in provision for doubtful accounts	(361)	280
Gain on sale of investment	(173)	—
Equity in net loss of investee	119	—
Change in deferred income taxes	(2,458)	3,569
Change in operating assets and liabilities, net of effect of acquisitions	(1,478)	(45,486)

Net cash provided by operating activities	65,507	46,828

Cash flows from investing activities:
Cash received from repayment of note receivable	17,000	500
Purchases of property and equipment	(26,580)	(22,940)
Proceeds from sale of property and equipment	100	261
Purchases of investments	(8,642)	(15,450)
Net cash paid for acquisitions	(50,674)	(25,866)

Net cash used in investing activities	(68,796)	(63,495)

Cash flows from financing activities:
Principal repayments of long-term debt	—	(883)
Repayment of capital leases obligation	(2,280)	(1,394)
Proceeds from long-term debt	1,464	—
Proceeds from exercise of stock options and employee stock purchase plan	5,878	7,993

Net cash provided by financing activities	5,062	5,716

Effect of exchange rate changes on cash	2,044	4,529

Net increase (decrease) in cash and cash equivalents	3,817	(6,422)
Cash and cash equivalents, beginning of the period	143,173	181,224

Cash and cash equivalents, end of the period	$146,990	$174,802

The accompanying notes are an integral part of these consolidated condensed financial statements.

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

(in thousands, except per share data)

1. SIGNIFICANT ACCOUNTING POLICIES

The significant accounting policies followed by Pharmaceutical Product Development, Inc. and its subsidiaries (collectively “PPD” or the “Company”) for interim financial reporting are consistent with the accounting policies followed for annual financial reporting. We prepared these unaudited consolidated condensed financial statements in accordance with Rule 10-01 of Regulation S-X, and, in management’s opinion, we have included all adjustments of a normal recurring nature necessary for a fair presentation. The accompanying consolidated condensed financial statements might not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the consolidated financial statements and notes thereto in PPD’s Annual Report on Form 10-K for the year ended December 31, 2002. The results of operations for the three-month and nine-month periods ended September 30, 2003 are not necessarily indicative of the results to be expected for the full year or any other period. We derived the amounts on the December 31, 2002 consolidated condensed balance sheet from the audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2002.

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

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

(in thousands, except per share data)

1. SIGNIFICANT ACCOUNTING POLICIES (continued)

Stock-Based Compensation

The Company accounts for stock-based compensation based on the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, which states that, for fixed plans, no compensation expense is recorded for stock options or other stock-based awards to employees that are granted with an exercise price equal to or above the estimated fair value per share of the Company’s common stock on the grant date. If stock options are granted with an exercise price below the estimated fair value of the Company’s common stock at the grant date, the difference between the fair value of the Company’s common stock and the exercise price of the stock option is recorded as deferred compensation. Deferred compensation is amortized to compensation expense over the vesting period of the stock option. The Company has adopted the disclosure requirements of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” and Statement of Financial Accounting Standards No. 148, “Accounting for Stock Based Compensation - Transition and Disclosure - an Amendment of FASB Statement No. 123”, which require compensation expense to be disclosed based on the fair value of the options calculated on the date of the grant.

Had compensation cost for the Company’s stock option plan been determined based on the fair value at the grant dates for awards under the plan consistent with the method required by SFAS No. 123, the Company’s net income and net income per common share would have been the pro forma amounts indicated below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2003	2002	2003
Net income, as reported	$18,282	$24,825	$19,925	$62,832

Less: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	1,267	1,402	4,010	4,555

Pro forma net income	$17,015	$23,423	$15,915	$58,277

Net income per share:
Basic – as reported	$0.33	$0.44	$0.37	$1.13
Basic – pro forma	$0.31	$0.42	$0.29	$1.05

Diluted – as reported	$0.33	$0.44	$0.36	$1.12
Diluted – pro forma	$0.31	$0.42	$0.29	$1.04

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

In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”, or SFAS No. 146. SFAS No. 146 addresses accounting and reporting for costs associated with exit or disposal activities. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value when the liability is incurred. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The Company recorded the restructuring charges in the third quarter of 2003 in accordance with SFAS No. 146.

In November 2002, the Emerging Issues Task Force, or EITF, of the FASB finalized its tentative consensus on EITF Issue 00-21, “Revenue Arrangements with Multiple Deliverables”, which provides guidance on the timing and method of revenue recognition for sales arrangements that include the delivery of more than one product or service. EITF 00-21 is effective prospectively for arrangements entered into in fiscal periods beginning after June 15, 2003. Although the Company has many contracts with multiple deliverables, the deliverables do no represent separate units of accounting. As such, the adoption of this statement did not have a material impact on the Company’s financial statements.

In November 2002, the FASB issued Financial Accounting Standards Board Interpretation No. 45, or FIN 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statement Nos. 5, 57, and 107 and Rescission of FASB Interpretation No. 34.” FIN 45 clarifies the requirements of FASB Statement No. 5, “Accounting for Contingencies,” relating to the guarantor’s accounting for, and disclosure of, the issuance of certain types of guarantees. FIN 45 requires that upon issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligation it assumes under that guarantee. The disclosure provisions of FIN 45 are effective for financial statements of interim or annual periods that end after December 15, 2002. FIN 45’s provisions for initial recognition and measurement should be applied on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor’s fiscal year-end. The guarantor’s previous accounting for guarantees that were issued before the date of FIN 45’s initial application may not be revised or restated to reflect the effect of the recognition and measurement provisions of FIN 45. The adoption of this statement did not have an impact on the Company’s financial statements, other than the guarantee discussed in Note 6 to the Consolidated Condensed Financial Statements.

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

In January 2003, the FASB issued Interpretation No. 46 or FIN 46, “Consolidation of Variable Interest Entities”, an interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements”. FIN 46 establishes accounting guidance for consolidation of variable interest entities that function to support the activities of the primary beneficiary. In October 2003, the FASB issued FASB Staff Position FIN 46-6, “Effective Date of FASB Interpretation No. 46, Consolidation of Variable Interest Entities” deferring the effective date for applying the provisions of FIN 46 for public entities’ interests in variable interest entities or potential variable interest entities created before February 1, 2003 until financial statements of interim or annual periods that end after December 15, 2003. The Company has no investment in or contractual relationship or other business relationship with a variable interest entity and therefore the adoption of this interpretation will not have any impact on its consolidated financial position or results of operations. However, if the Company enters into any such arrangement with a variable interest entity in the future or an entity with which we have a relationship is reconsidered based on guidance in FIN 46 to be a variable interest entity, the Company’s consolidated financial position or results of operations might be impacted.

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

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

(in thousands, except per share data)

2. GOODWILL AND INTANGIBLE ASSETS (continued)

Changes in the carrying amount of goodwill for the twelve months ended December 31, 2002 and the nine months ended September 30, 2003, by operating segment, were as follows:

	Development	Discovery	Total
Balance as of January 1, 2002	$6,839	$751	$7,590
Goodwill recorded during the period	116,814	19,721	136,535
Translation adjustments	3,283	—	3,283

Balance as of December 31, 2002	$126,936	$20,472	$147,408

	Development	Discovery	Total
Balance as of January 1, 2003	$126,936	$20,472	$147,408
Goodwill recorded during the period for prior year acquisitions	1,550	143	1,693
Goodwill recorded during the period for current year acquisitions	23,760	—	23,760
Translation adjustments	2,555	—	2,555

Balance as of September 30, 2003	$154,801	$20,615	$175,416

Information regarding PPD’s other intangible assets follows:

	As of December 31, 2002			As of September 30, 2003
	Carrying Amount	Accumulated Amortization	Net	Carrying Amount	Accumulated Amortization	Net
Backlog	$2,100	$919	$1,181	$2,100	$1,707	$393
Patents	280	192	88	280	226	54
License agreements	2,500	145	2,355	2,500	502	1,998
Miscellaneous intangible assets	915	915	—	915	915	—

Total	$5,795	$2,171	$3,624	$5,795	$3,350	$2,445

All intangible assets are amortized on a straight-line basis, based on estimated useful lives of two years for backlog, five years for patents, three to ten years for license agreements and two to ten years for miscellaneous intangible assets. The weighted average amortization period for all intangibles is approximately 2.5 years.

Amortization expense for the three months ended September 30, 2002 and 2003 was $194 and $472, respectively. Amortization expense for the nine months ended September 30, 2002 and 2003 was $630 and $1,191, respectively. Estimated amortization expense for the next five years is as follows:

2003 (remaining 3 months)	$426
2004	882
2005	726
2006	244
2007	50

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

In July 2003, PPD acquired Eminent Research Systems, Inc., or Eminent, a clinical research organization specializing in medical device development, and Clinsights, Inc., or Clinsights, which provides a range of post-market services to medical device and related pharmaceutical companies and operates proprietary web sites for the dissemination of medical information, online research and product marketing. Eminent and Clinsights are now part of the Development segment of PPD. The results of operations are included in PPD’s consolidated condensed results of operations as of and since July 18, 2003, the effective date of the acquisitions. PPD acquired Eminent and Clinsights for total consideration of $25.0 million in cash.

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

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

(in thousands, except per share data)

3. ACQUISITIONS (continued)

The total purchase price for the 2002 acquisitions was allocated to the estimated fair value of assets acquired and liabilities assumed as set forth in the following table:

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

The total purchase price for the 2003 acquisitions was allocated to the estimated fair value of assets acquired and liabilities assumed as set forth in the following table:

	Eminent	Clinsights	Total
Condensed balance sheet:
Current assets	$679	$1,577	$2,256
Property and equipment, net	436	226	662
Non-current assets	32	25	57
Deferred tax asset	1,184	1,093	2,277
Current liabilities	(3,292)	(720)	(4,012)

Value of identifiable intangible assets:
Goodwill	14,711	9,049	23,760

Total	$13,750	$11,250	$25,000

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

Goodwill related to MRL, PRC, ProPharma, Eminent and Clinsights is not expected to be deductible for tax purposes. Goodwill related to CSS is expected to be deductible for tax purposes.

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

(in thousands, except per share data)

3. ACQUISITIONS (continued)

The unaudited pro forma results from operations for PPD assuming all acquisitions were consummated as of January 1, 2002 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2003	2002	2003
Total revenue	$159,130	$179,728	$452,812	$538,518
Net income	$18,413	$24,638	$20,006	$63,116

Net income per share:
Basic	$0.33	$0.44	$0.37	$1.13
Diluted	$0.33	$0.44	$0.36	$1.12

The above amounts are based upon certain assumptions and estimates. PPD believes these assumptions and estimates are reasonable, but they do not reflect any benefit from economies that might be achieved from combined operations. Pro forma adjustments were made to interest income and income tax totaling $(167) and $92 for the three-month periods ended September 30, 2002 and 2003, respectively. Pro forma adjustments were made to interest income and income tax decreasing net income by $491 and $339 for the nine-month periods ended September 30, 2002 and 2003, respectively. These adjustments are reflected in the above table. The pro forma financial information presented above is not necessarily indicative of either the results of operations that would have occurred had the acquisitions taken place at the beginning of the period indicated or of future results of operations of the combined companies.

4. COMPREHENSIVE INCOME

Comprehensive income consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2003	2002	2003
Net income, as reported	$18,282	$24,825	$19,925	$62,832
Cumulative translation adjustment	(866)	782	2,047	5,442
Unrealized (loss) gain on investment	(2,087)	393	(2,415)	1,939

	$15,329	$26,000	$19,557	$70,213

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

(in thousands, except per share data)

5. ACCOUNTS RECEIVABLE AND UNBILLED SERVICES

Accounts receivable and unbilled services consisted of the following:

	December 31, 2002	September 30, 2003
		(unaudited)
Billed	$130,865	$142,821
Unbilled	72,692	83,204
Reserve for doubtful accounts	(3,621)	(3,163)

	$199,936	$222,862

6. INVESTMENTS

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

PPD assesses its investment portfolio on a quarterly basis to determine whether declines in the market value of these securities are other than temporary. This quarterly review includes an evaluation of, among other things, the market condition of the overall industry, historical and projected financial performance, expected cash needs and recent funding events. As a result of management’s quarterly evaluations, during the three months ended September 30, 2003, the Company recorded a charge to earnings for an other than temporary decline in the fair market value of its investment in BioDelivery Sciences International, Inc. of $0.8 million. BioDelivery Sciences is a publicly traded company, so this write-down was based on the closing price of its stock as of September 30, 2003. Although the stock had traded above cost for short periods of time throughout 2003, management believes the decline in value as of September 30, 2003 was other than temporary and thus recorded the charge to earnings. Prior to this quarter, market fluctuations were recorded through our equity accounts. During the three months ended June 30, 2003, the Company recorded charges to earnings for other than temporary declines in the fair market value of its investments in SLIL Biomedical Corp. of $4.7 million, Spotlight Health, Inc. of $3.7 million and Signature Bioscience, Inc. (formerly Primecyte, Inc.) of $0.2 million. SLIL and Primecyte were deemed to be impaired primarily as a result of the market condition of the overall industry, historical and projected performance and expected cash needs of the individual companies. The write-down of Spotlight Health was recorded based primarily on its historical and projected financial performance and the expectation of an issuance of shares to a new investor at a lower valuation. During the nine months ended September 30, 2002, PPD recorded a charge to earnings for an other than temporary decline in the fair market value of its investment in DNA Sciences of approximately $32.0 million. The investment in DNA Sciences was deemed to be impaired as a result of adverse events experienced by DNA Sciences during the first quarter of 2002.

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

(in thousands, except per share data)

6. INVESTMENTS (continued)

In September 2003, PPD purchased 4.4 million shares of SurroMed, Inc. Series F convertible preferred stock in exchange for $12.0 million in cash and $12.0 million in tangible assets and intellectual property from PPD’s Menlo Park, California operation. Including the 1.0 million shares of SurroMed’s Series E convertible preferred stock that were purchased in April 2002 for $5.0 million, PPD owns approximately 15.7% of SurroMed’s outstanding capital stock as of September 12, 2003. SurroMed is a privately held company that provides biomarker solutions to pharmaceutical and biotechnology companies using proprietary, integrated bioanalysis technologies that detect biological markers and compounds to enable precise diagnosis and personalized treatment of disease.

In April 2000, the Company purchased 1.0 million shares of Spotlight Health Series C convertible preferred stock for $5.0 million. As of September 30, 2003, the Company owned approximately 6.4% of Spotlight’s outstanding capital stock. In January 2001, the Company entered into an agreement with Spotlight Health and Wachovia, to guarantee a $2.0 million revolving line of credit provided to Spotlight Health by Wachovia. In July 2003, Spotlight Health replaced this credit facility with a new $2.0 million revolving line of credit from Bank of America, N.A. We continue to guarantee Spotlight’s obligations under the new credit facility. As of September 30, 2003, Spotlight Health had $2.0 million outstanding under this credit facility. In accordance with the requirements of FASB Statement No. 5, “Accounting for Contingencies”, and as clarified by FASB Interpretation No. 45, we have recorded a liability in the amount of $0.2 million for the fair value of the obligation we have assumed under this guarantee. We review the financial statements of Spotlight Health on a quarterly basis to determine if they have sufficient financial resources to continue operations. Future events and circumstances might adversely affect Spotlight Health’s financial condition and Spotlight Health might not be in the position to repay the facility, in which case Bank of America might attempt to collect on our guaranty of this facility.

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

In June 2002, PPD purchased approximately 0.7 million units of BioDelivery Sciences International, Inc. for $3.6 million. Each unit consisted of one share of common stock and one warrant for common stock. PPD’s common stock in BioDelivery Sciences International represented an ownership interest of approximately 9.9% in BioDelivery Sciences International’s outstanding common stock as of September 30, 2003. BioDelivery Sciences International is a publicly traded company that is developing and seeking to commercialize a drug delivery technology designed for a potentially broad base of pharmaceuticals, vaccines and over-the-counter drugs.

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

(in thousands, except per share data)

6. INVESTMENTS (continued)

In December 2002, the Company purchased 150 thousand shares of Oriel Therapeutics, Inc. Series A convertible preferred stock for $0.15 million. The Company also received, as part of the purchase, a warrant to purchase an equal number of shares of stock offered by Oriel Therapeutics in its next round of financing at a discount. In April 2003, the Company exercised these warrants to purchase 150 thousand shares of Oriel Therapeutics Series B convertible preferred stock for $0.2 million. At the same time, the Company also purchased an additional 255 thousand shares of Oriel’s Series B convertible preferred stock for $0.5 million. PPD’s common stock in Oriel Therapeutics represented an ownership interest of approximately 13.5% in Oriel Therapeutics’ outstanding common stock as of September 30, 2003. Oriel Therapeutics Corp. is a privately held company pursuing the development of technology to improve drug delivery in the treatment of respiratory and pulmonary diseases.

In April 2003, PPD purchased 2.0 million shares of Chemokine Therapeutics Corp. Series A convertible preferred stock for $2.7 million, which represented approximately a 17.0% interest in the outstanding stock of Chemokine as of September 2003. Chemokine is a privately held company focusing on the development of peptide and small molecule therapeutics that are agonists or antagonists of chemokine activity. Chemokines are small proteins that recruit cells to local sites of infection and might be useful as either blood recovery or anti-metastasis agents.

7. COMMITMENTS AND CONTIGENCIES

In the normal course of business, the Company is a party to various claims and legal proceedings. The Company records a reserve for these matters when an adverse outcome is probable and the amount of the potential liability is reasonably estimable. Although the ultimate outcome of these matters is currently not determinable and actual results could vary materially, management of the Company, after consultation with legal counsel, does not believe that the resolution of these matters will have a material effect upon the Company’s financial condition, results of operations or cash flows for an interim or annual period.

In September 2003, PPD entered into agreements with SurroMed, Inc. to purchase biomarker discovery services from SurroMed for $2.0 million, $2.0 million, $1.0 million and $1.0 million during the years ended December 31, 2004, 2005, 2006 and 2007, respectively.

Under most of the agreements for Development Group services, we agree to indemnify and defend the sponsor against third party claims based on our negligence or willful misconduct. Any successful claims could have a material adverse effect on our financial condition, results of operations and future prospects.

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

(in thousands, except per share data)

8. BUSINESS SEGMENT DATA

Revenues by principal business segment are separately stated in the consolidated condensed financial statements. PPD uses income (loss) from operations as its measurement of segment profitability. Income from operations and identifiable assets by principal business segment were as follows:

	Three months Ended September 30,		Nine Months Ended September 30,
	2002	2003	2002	2003
Income (loss) from operations:
Development	$30,890	$36,808	$80,444	$110,301
Discovery sciences	(3,142)	1,791	(5,048)	(5,112)

Total	$27,748	$38,599	$75,396	$105,189

	December 31, 2002	September 30, 2003
Identifiable assets:
Development	$635,660	$688,426
Discovery sciences	56,460	65,311

Total	$692,120	$753,737

9. RESTRUCTURING CHARGES AND GAIN ON SALE OF ASSETS

In July 2003, PPD announced the restructuring of its discovery sciences segment to focus on lead optimization, which is the process of refining the chemical structure of a compound to improve its drug characteristics. In connection with this restructuring, PPD consolidated its discovery sciences operations into its Morrisville, North Carolina and Middleton, Wisconsin facilities, and discontinued offering functional genomics services in Menlo Park, California. PPD recorded a charge to earnings in the third quarter of 2003 of $1.9 million for this restructuring. Restructuring charges included $0.9 million for one-time termination benefits, $0.7 million for facility charges and $0.3 million for other related charges. All restructuring charges were incurred and paid during the third quarter of 2003.

As a part of this restructuring, PPD purchased 4.4 million shares of SurroMed, Inc. Series F convertible preferred stock in exchange for $12.0 million in cash and $12.0 million in tangible assets and intellectual property from PPD’s Menlo Park operations. The value of the tangible assets and intellectual property was based on an independent appraisal. PPD recorded a gain on sale of assets of $5.7 million as a result of this transaction. The majority of the remaining tangible assets were transferred to the CRO Phase II through IV division and the remaining discovery sciences operations. PPD also entered into agreements with SurroMed to purchase biomarker discovery services from SurroMed for $6.0 million over a period of four years and to serve as a non-exclusive representative to market and sell additional biomarker discovery services.

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

Forward-looking Statements

This Form 10-Q contains forward-looking statements within the meaning of the federal securities laws. These statements relate to future events or our future financial performance. Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events or performances, expectations, predictions, assumptions and other statements that are not statements of historical facts. In some cases, you can identify forward-looking statements by words such as “might”, “will”, “should”, “expect”, “plan”, “anticipate”, “believe”, “estimate”, “predict”, “intend”, “potential” or “continue”, or the negative of these terms, or other comparable terminology. These statements are only predictions. These statements rely on a number of assumptions and estimates which could be inaccurate and which are subject to risks and uncertainties. Actual events or results might differ materially due to a number of factors, including those listed in “Potential Volatility of Quarterly Operating Results and Stock Price”. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. We generally undertake no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

Company Overview

We are a leading global provider of drug discovery and development services to pharmaceutical, biotechnology and medical device companies. Our corporate mission is to help clients maximize the return on their research and development investments. We offer therapeutic expertise, advanced technologies and extensive resources for both drug discovery and drug development.

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

With more than 5,600 professionals worldwide, we have provided services to 43 of the top 50 pharmaceutical companies in the world as ranked by 2002 healthcare research and development spending, in addition to our work with leading biotechnology and medical device companies. We believe that we are one of the world’s largest providers of drug development services to pharmaceutical, biotechnology and medical device companies based on 2002 annual net revenues generated from contract research organizations.

Building on our outsourcing relationship with pharmaceutical and biotechnology clients, we established our discovery sciences group in 1997. This business focuses on early stage research to help our customers address the bottleneck at the beginning of the development process. This business primarily involves lead optimization, which is the process of refining the chemical structure of a compound to improve its drug characteristics, as well as medicinal chemistry research, preclinical biology services and preclinical evaluations of anticancer therapies. In the third quarter of 2003, we discontinued providing functional genomics services, which is the study of gene functions to identify drug targets within the body, in order to focus on our other discovery sciences operations.

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

Results of Operations

We recognize revenues from fixed-price contracts on a proportional performance basis in our Development Group. To measure the performance, we compare actual direct costs incurred to estimated total contract direct costs. We believe this is the best indicator of the performance of the contractual obligations because the costs relate to the amount of labor incurred to perform the service. We recognize revenues from time-and-materials contracts as hours are incurred, multiplied by the billable rates for each contract, in both our Development Group and Discovery Sciences Group. For our Phase I and laboratory businesses, we also recognize revenues from unitized contracts as subjects or samples are tested, multiplied by the price of each.

In connection with the management of multi-site clinical trials, we pay on behalf of our customers fees to investigators and test subjects, and other out-of-pocket costs, such as travel, printing, meetings, and couriers, for which we are reimbursed at cost. As required by EITF 01-14, amounts paid by us as a principal for out-of-pocket costs are included in direct costs as reimbursable out-of-pocket expenses and the reimbursements we receive as a principal are reported as reimbursed out-of-pocket revenues. Amounts paid by us as an agent for out-of-pocket costs are combined with the corresponding reimbursements, or revenues, we receive as an agent in the statement of operations. During the three months ended September 30, 2002 and 2003, fees paid to investigators and other fees that PPD received as an agent and the associated reimbursements were approximately $39.3 million and $38.8 million, respectively. During the nine months ended September 30, 2002 and 2003, fees paid to investigators and other fees in which PPD acts as an agent and the associated reimbursements were approximately $113.6 million and $130.8 million, respectively.

Most of the contracts for our Development Group services can be terminated either immediately or after a specified period following notice by the client. These contracts typically require payment to us of expenses to wind down a study, payment to us of fees earned to date, and in some cases, a termination fee or some portion of the fees or profit that we could have earned under the contract if it had not been terminated early.

Discovery Sciences Group revenues also include nonrefundable technology license fees and milestone payments. The non-refundable license fees are generally up-front payments for the initial license of and access to our technology. For nonrefundable license fees received at the initiation of license agreements for which we have an ongoing research and development commitment, we defer these fees and recognize them ratably over the period of the related research and development. For nonrefundable license fees received under license agreements where our continued performance of future research and development services is not required, we recognize revenue upon delivery of the technology. In addition to license fees, our Discovery Sciences Group also generates revenue from time to time in the form of milestone payments. Milestone payments are only received and recognized as revenues if the specified milestone is achieved and accepted by the customer and continued performance of future research and development services related to that milestone are not required. Although these payments are typically lower than up-front license fees, these payments can be significant because they are triggered as a result of achieving specified scientific milestones. We receive milestone payments in connection with sublicensing compounds.

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

In July 2003, PPD acquired Eminent Research Systems, Inc., a clinical research organization specializing in medical device development, and Clinsights, Inc., which provides a range of post-market services to medical device and related pharmaceutical companies and operates proprietary web sites for the dissemination of medical information, online research and product marketing. Eminent and Clinsights are now part of the Development segment of PPD. The results of operations are included in PPD’s consolidated condensed results of operations as of and since July 18, 2003, the effective date of the acquisitions. PPD acquired Eminent and Clinsights for total consideration of $25.0 million in cash.

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

Restructuring Charges and Gain on Sale of Assets

In July 2003, PPD announced the restructuring of its Discovery Sciences segment to focus on lead optimization, which is the process of refining the chemical structure of a compound to improve its drug characteristics. In connection with this restructuring, PPD consolidated its Discovery Sciences operations into its Morrisville, North Carolina and Middleton, Wisconsin facilities, and discontinued offering functional genomics services in Menlo Park, California. PPD recorded a charge to earnings in the third quarter of 2003 of $1.9 million for this restructuring. Restructuring charges included $0.9 million for one-time termination benefits, $0.7 million for facility charges and $0.3 million for other related charges. All restructuring charges were incurred and paid during the third quarter of 2003.

As a part of this restructuring, PPD purchased 4.4 million shares of SurroMed, Inc. Series F convertible preferred stock in exchange for $12.0 million in cash and $12.0 million in tangible assets and intellectual property from PPD’s Menlo Park operations. The value of the tangible assets and intellectual property was based on an independent appraisal. PPD recorded a gain on sale of assets of $5.7 million as a result of this transaction. The majority of the remaining tangible assets were transferred to the CRO Phase II through IV division and the remaining discovery sciences operations. PPD also entered into agreements with SurroMed to purchase biomarker discovery services from SurroMed for $6.0 million over a period of four years and to serve as a non-exclusive representative to market and sell additional biomarker discovery services.

Non-GAAP Information

The following discussion of our results of operations for the periods ended September 30, 2003 and 2002 and our financial condition as of September 30, 2003 includes non-GAAP financial measures. In the discussion, we sometimes exclude revenue and costs related to reimbursable out-of-pocket expenses because they are not generated by services we provide, do not yield any gross profit to us, and do not have any impact on our net income. We also sometimes exclude amounts associated with the impairments of our equity investments, gain on sale of assets and restructuring charges to more accurately reflect the results of our operations and provide similar information for period to period comparisons. We believe this information is useful to our investors because it presents the revenue and expenses that are directly attributable to the services we provide our clients and presents a more accurate picture of our operating results and margins.

Three Months Ended September 30, 2003 Versus Three Months Ended September 30, 2002

Net revenue for the three months ended September 30, 2003 increased $22.2 million, or 14.1%, to $179.5 million from net revenue of $157.3 million in the same period in 2002. The Development Group’s operations accounted for 91.4% of net revenue for the third quarter of 2003. The Development Group generated net revenue of $164.0 million in the third quarter of 2003, an increase of $21.7 million, or 15.3%, from the 2002 third quarter. The increase in the Development Group’s net revenue was primarily attributable to an increase in the size and number of contracts in the global contract research organization, or CRO, Phase II through IV division. Net revenue for the Development Group was positively impacted by approximately $1.1 million due to the effect of the weakening of the U.S. dollar relative to the euro and the British pound in the third quarter of 2003.

The Discovery Sciences Group generated net revenue of $2.6 million in the third quarter of 2003, a decrease of $1.2 million, or 30.8%, from the third quarter of 2002. The decrease in the Discovery Sciences net revenue was attributable to lower revenues within our chemistry and preclinical operations due to the expiration of contracts that were not renewed or replaced. In addition, we experienced lower net revenue in Discovery Sciences because we discontinued offering functional genomics services in Menlo Park, California in the third quarter of 2003.

Total direct costs for the third quarter of 2003 were $93.7 million, an increase of 15.0% from $81.5 million in the third quarter of 2002. As a percentage of net revenue, total direct costs increased to 52.2% in the third quarter of 2003 as compared to 51.8% in the third quarter of 2002. Development Group’s direct costs increased to $79.4 million in the third quarter of 2003 as compared to $68.3 million in the third quarter of 2002. This 16.3% increase resulted primarily from increased personnel costs due to the increase in the size and number of contracts in the global CRO Phase II through IV division. Development Group direct costs as a percentage of related net revenue increased to 48.4% in the third quarter of 2003, as compared to 48.0% in the third quarter of 2002. Discovery Sciences direct costs decreased to $1.4 million in the third quarter of 2003 as compared to $1.9 million in the third quarter of 2002. This decrease was primarily attributable to a decrease in direct costs in our chemistry and preclinical operations related to a decrease in revenues described above and the decrease in direct costs related to the closing of our functional genomics operations in Menlo Park, California.

R&D expenses decreased 49.7% to $1.5 million in the third quarter of 2003 from $3.0 million in the third quarter of 2002. This decrease was primarily attributable to a decrease in spending on internal R&D in the Discovery Sciences Group because of the closing of our functional genomics operations.

SG&A expenses increased 9.3% to $42.6 million in the third quarter of 2003 from $38.9 million in the third quarter of 2002. The increase was primarily attributable to additional administrative personnel costs to support our expanding operations. As a percentage of net revenue, SG&A expenses decreased to 23.7% in the third quarter of 2003 from 24.7% in the third quarter of 2002. Excluding reimbursed out-of-pockets for the third quarters of 2003 and 2002 of $12.9 million and $11.3 million, respectively, SG&A expenses as a percent of net revenue decreased to 25.5% in the third quarter of 2003 from 26.7% in the third quarter of 2002. These decreases in SG&A expenses as a percentage of net revenue are primarily attributable to the increase in revenue, and to a smaller extent, to increased efficiencies as our operations expanded.

Depreciation expense increased $0.5 million, or 8.6%, to $6.5 million in the third quarter of 2003 from $6.0 million in the third quarter of 2002. The increase was primarily related to the depreciation of our increased investment in property and equipment due to our growth. Capital expenditures were $6.9 million in the third quarter of 2003. Capital expenditures primarily included additional spending in the Development Group to enhance and expand our information technology capacity and to purchase equipment, furniture and computer hardware for new employees.

Amortization expense was approximately $0.5 million for the third quarter of 2003 and $0.2 million for the third quarter of 2002. During the third quarter of 2002 and 2003, amortization of backlog associated with the acquisition of MRL accounted for $0.2 million and $0.3 million of the amortization expense, respectively. Amortization of a licensing agreement in the Discovery Sciences Group accounted for $0.2 million of the amortization expense in the third quarter of 2003.

Operating income increased $10.9 million to $38.6 million in the third quarter of 2003, as compared to $27.7 million in the third quarter of 2002. As a percentage of net revenue, operating income increased to 21.5% for the third quarter of 2003 from 17.6% in the third quarter of 2002. Excluding reimbursed out-of-pockets for the quarters ended September 30, 2003 and 2002 of $12.9 million and $11.3 million, respectively, the 2003 restructuring charges of $1.9 million and gain on sale of assets of $5.7 million, operating income increased to 20.9% of net revenue for the third quarter of 2003 from 19.0% of net revenue in the same period of 2002. The increases in operating income and operating margin were primarily due to our revenue growth and our focus on controlling the increase in both direct and administrative costs. Operating income was negatively impacted by approximately $1.2 million due to the effect of the weakening of the U.S. dollar relative to the euro, the British pound and the Brazilian real in the third quarter of 2003. This is attributable to contracts for services rendered in countries other than the United States which are denominated in U.S. dollars. In these cases, revenue is not impacted by the weakening of the U.S. dollar, but costs associated with these contracts are negatively impacted when translated to the U.S. dollar.

During the third quarter of 2003, we recorded a charge to earnings for an other than temporary decline in the fair market value of our investment in BioDelivery Sciences International, Inc. of $0.8 million. BioDelivery Sciences is a publicly traded company, so this write-down was based on the closing price of its stock as of September 30, 2003. Although the stock had traded above cost for short periods of time throughout 2003, management believes the decline in value as of September 30, 2003 was other than temporary and thus recorded the charge to earnings. Prior to this quarter, market fluctuations were recorded through our equity accounts.

Our provision for income taxes increased $3.7 million, or 35.8%, to $14.0 million in the third quarter of 2003, as compared to $10.3 million in the third quarter of 2002. Our effective income tax rate has remained at 36.0% in the 2002 and 2003 third quarters. Our tax rate might vary from period to period due to the geographic mix of our pre-tax earnings.

Net income of $24.8 million in the third quarter of 2003 represents an increase of $6.5 million from $18.3 million in net income in the third quarter of 2002. Excluding the restructuring charges, gain on sale of assets and the impairment of equity investment and the related net tax expense, net income increased $4.6 million to $22.9 for the third quarter of 2003 as compared to $18.3 million for the corresponding 2002 period. Net income per diluted share of $0.44 for the third quarter of 2003 represents an increase from the $0.33 in net income per diluted share in the third quarter of 2002. Excluding the restructuring charges, gain on sale of assets and the impairment of equity investment and the related net tax expense, net income per diluted share increased to $0.41 for the third quarter of 2003 as compared to $0.33 for the third quarter of 2002.

Nine Months Ended September 30, 2003 Versus Nine Months Ended September 30, 2002

Net revenue for the nine months ended September 30, 2003 increased $95.0 million, or 21.6%, to $534.4 million from net revenue of $439.4 million in the same period in 2002. The Development Group’s operations accounted for 90.1% of net revenue for the first nine months of 2003. The Development Group generated net revenue of $481.5 million in the first nine months of 2003, an increase of $87.4 million, or 22.2%, from the first nine months of 2002. The increase in the Development Group’s net revenue was primarily attributable to an increase in the size and number of contracts in the global CRO Phase II through IV division. Net revenue for the Development Group was positively impacted by approximately $4.1 million due to the effect of the weakening of the U.S. dollar relative to the euro and the British pound in the first nine months of 2003.

The Discovery Sciences Group generated net revenue of $12.8 million in the first nine months of 2003, a decrease of $1.4 million, or 10.1%, from the first nine months of 2002. The decrease in the Discovery Sciences net revenue was mainly attributable to discontinuing to offer functional genomics services in Menlo Park, California in the third quarter of 2003, partially offset by a milestone payment that we earned under a sublicense agreement with ALZA Corporation as a result of the initiation of Phase III clinical trials of dapoxetine.

Total direct costs for the first nine months of 2003 were $278.9 million, an increase of 22.9% from $226.8 million in the first nine months of 2002. As a percentage of net revenue, total direct costs increased to 52.2% in the first nine months of 2003 as compared to 51.6% in the first nine months of 2002. Development Group direct costs increased to $232.4 million in the first nine months of 2003 as compared to $189.5 million in the first nine months of 2002. This 22.6% increase resulted primarily from increased personnel costs due to the increase in the size and number of contracts in the global CRO Phase II through IV division and the direct costs recorded in 2003 that were associated with the businesses acquired during 2002. Development Group direct costs as a percentage of related net revenue increased slightly to 48.3% for the first nine months of 2003 from 48.1% in the first nine months of 2002. Discovery Sciences direct costs increased to $6.4 million in the first nine months of 2003 as compared to $6.2 million in the first nine months of 2002. This increase was primarily attributable to the costs associated with sublicensing dapoxetine and the direct costs associated with our preclinical oncology operations, which we acquired in April 2002, partially offset by the decrease in direct costs because of the closing of our functional genomics operations.

R&D expenses increased 17.7% to $8.6 million in the first nine months of 2003 from $7.3 million in the first nine months of 2002. This increase was primarily attributable to an increase in spending on internal R&D in the Discovery Sciences Group to develop intellectual property.

SG&A expenses increased 10.6% to $124.1 million in the first nine months of 2003 from $112.2 million in the first nine months of 2002. The increase was primarily attributable to additional administrative personnel costs and an increase in training costs associated with new operational employees hired to support our expanding operations. As a percentage of net revenue, SG&A expenses decreased to 23.2% in the first nine months of 2003 from 25.5% in the first nine months of 2002. Excluding reimbursed out-of-pockets for the first nine months of 2003 and 2002 of $40.1 million and $31.1 million, respectively, SG&A expenses as a percentage of net revenue decreased to 25.1% in the first nine months of 2003 from 27.5% in the first nine months of 2002. These decreases in SG&A expenses as a percentage of net revenue are primarily attributable to the increase in revenue, and to a smaller extent, to increased efficiencies as our operations expanded.

Depreciation expense increased $3.2 million, or 18.6%, to $20.2 million in the first nine months of 2003 from $17.1 million in the first nine months of 2002. The increase was primarily related to the depreciation of the increased investment in property and equipment due to our growth. Capital expenditures were $22.9 million in the first nine months of 2003. Capital expenditures primarily included additional spending in the Development Group to enhance and expand our information technology capacity and to purchase equipment, furniture and computer hardware for new employees.

Amortization expense was approximately $1.2 million for the first nine months of 2003 and $0.6 million for the first nine months of 2002. During the first nine months of 2002 and 2003, amortization of backlog associated with the acquisition of MRL accounted for $0.5 million and $0.8 million of the amortization expense, respectively. Amortization of a licensing agreement in the Discovery Sciences Group accounted for $0.3 million of the amortization expense in the first nine months of 2003.

Operating income increased $29.8 million to $105.2 million in the first nine months of 2003, as compared to $75.4 million in the first nine months of 2002. As a percentage of net revenue, operating income increased to 19.7% for the nine months of 2003 from 17.2% in the first nine months of 2002. Excluding reimbursed out-of-pockets for the nine months ended September 30, 2003 and 2002 of $40.1 million and $31.1 million, respectively, 2003 restructuring charges of $1.9 million and gain on sale of assets of $5.7 million, operating income increased to 20.5% of net revenue for the first nine months of 2003 from 18.5% of net revenue in the same period of 2002. The increases in operating income and operating margin were primarily due to our revenue growth and our focus on controlling the increase in both direct and administrative costs. Operating income was negatively impacted by approximately $4.6 million, net, due to the effect of the weakening of the U.S. dollar relative to the euro and the British pound, partially offset by the strengthening of the U.S. dollar relative to the Brazilian real in the first nine months of 2003. This is attributable to contracts for services rendered in countries other than the United States which are denominated in U.S. dollars. In these cases, revenue is not impacted by the weakening of the U.S. dollar, but costs associated with these contracts are negatively impacted when translated to the U.S. dollar.

During the first nine months of 2003, we recorded charges to earnings for other than temporary declines in the fair market value of our investments in SLIL Biomedical Corp. of $4.7 million, Spotlight Health, Inc. of $3.7 million, Signature Bioscience, Inc. (formerly Primecyte, Inc.) of $0.2 million and BioDelivery Sciences International, Inc. of $0.8 million. SLIL and Primecyte were determined to be impaired primarily as a result of the market condition of the overall industry, historical and projected performance and expected cash needs of the individual companies. The write-down of Spotlight Health was recorded primarily based on its historical and projected financial performance and the expectation of an issuance of shares to a new investor at a lower valuation. BioDelivery Sciences is a publicly traded company, so this write-down was based on the closing price of it stock as of September 30, 2003. Although the stock had traded above cost for short periods of time throughout 2003, management believes the decline in value as of September 30, 2003 was other than temporary and thus recorded the charge to earnings. Prior to this quarter, market fluctuations were recorded through our equity accounts. During the first nine months of 2002, we recorded a $32.0 million write-down of the carrying value of our investment in DNA Sciences, Inc. for an other than temporary decline in value. Our investment in DNA Sciences was deemed to be impaired as a result of historical and projected performance, cash needs and an independent valuation of the market value of DNA Sciences.

Our provision for income taxes increased $8.6 million, or 31.9%, to $35.4 million in the first nine months of 2003, as compared to $26.9 million in the first nine months of 2002. During the first nine months of 2002, we recorded an impairment of $32.0 million in our investment in DNA Sciences. As a result of the uncertainty of the utilization of the deduction of the impairment prior to its expiration, we recorded a valuation allowance of $10.7 million, thus providing a tax benefit of only $2.0 million in the provision for income taxes.

Net income of $62.8 million in the first nine months of 2003 represents an increase of $42.9 million from $19.9 million in net income in the first nine months of 2002. Excluding the restructuring charges, gain on sale of assets and impairment of equity investments and the related net tax benefits in both periods, net income increased $16.5 million to $66.4 million for the first nine months of 2003 as compared to $49.9 million for the corresponding 2002 period. Net income per diluted share of $1.12 for the first nine months of 2003 represents an increase from the $0.36 in net income per diluted share in the first nine months of 2002. Excluding the restructuring charges, gain on sale of assets and impairment of equity investments and the related net tax benefits for both periods, net income per diluted share increased to $1.18 for the first nine months of 2003 as compared to $0.91 for the first nine months of 2002.

Liquidity and Capital Resources

As of September 30, 2003, we had $174.8 million of cash and cash equivalents on hand. Our expected primary cash needs on both a short and long-term basis are for capital expenditures, expansion of services, possible acquisitions and investments, geographic expansion, working capital and other general corporate purposes. We have historically funded our operations and growth, including acquisitions, with cash flow from operations, and to a lesser extent in recent years, with borrowings and stock issuances. We are exposed to changes in interest rates on cash equivalents and amounts outstanding under notes payable, notes receivable and lines of credit. Our cash and cash equivalents are invested in financial instruments that are rated A or better by Standard & Poor’s or Moody’s and earn interest at market rates.

For the nine months ended September 30, 2003, our operating activities provided $46.8 million in cash as compared to $65.5 million for the same period last year. Net income of $62.8 million, impairment of equity investments of $9.4 million, depreciation and amortization of $21.4 million, and a $3.6 million increase in deferred income taxes were partially offset by the net decrease of $45.5 million in net operating assets and liabilities. The net decrease in net operating assets and liabilities is primarily attributable to an increase in receivables due to increased revenues, a decrease in unearned income, and a decrease in accrued expenses.

For the nine months ended September 30, 2003, our investing activities used $63.5 million in cash. The net cash used for acquisitions of $25.9 million, capital expenditures of $22.9 million and purchases of investments of $15.4 million was partially offset by $0.5 million received from the repayment of notes receivable.

For the nine months ended September 30, 2003, our financing activities provided $5.7 million in cash, as net proceeds from stock option exercises and purchases under our employee stock purchase plan totaling $8.0 million were offset by $1.4 million in repayments of capital lease obligations and $0.9 million in principal repayments of long-term debt.

Working capital as of September 30, 2003 was $218.6 million, compared to $187.7 million at December 31, 2002. The increase in working capital was due primarily to the increase in accounts receivable and unbilled services, net, of $22.9 million and the decrease in other accrued expenses of $10.0 million. The number of days revenue outstanding in accounts receivable and unbilled services, net, less unearned income, also known as DSO, were 41.6 days for the nine months ended September 30, 2003 and 35.4 days for the twelve months ended December 31, 2002. We believe this change in DSO reflects normal fluctuations in the rate of collections of accounts receivable and changes in temporary terms of investigator fee down payments. Over the past two years, our year-to-date DSO has fluctuated between 30.8 days and 51.1 days. We expect DSO in the future will fluctuate depending on the mix of contracts performed within a quarter and our success in collecting receivables.

In July 2003, we renewed our revolving credit facility for $50.0 million with Bank of America, N. A. Indebtedness under the facility is unsecured and subject to traditional covenants relating to financial ratios. Borrowings under this credit facility are available to provide working capital and for general corporate purposes. As of September 30, 2003, there was no amount outstanding under this credit facility. This credit facility is currently scheduled to expire in June 2004, at which time any outstanding balance would be due. In the past, we maintained a second revolving credit facility for $50.0 million with Wachovia Bank, N.A. on terms and conditions substantially similar to our facility with Bank of America. However, based on our cash balance and historical ability to generate cash from operations, we elected not to renew our facility with Wachovia, and it expired on June 30, 2003.

In April 2000, we made an investment in Spotlight Health, Inc. In January 2001, we entered into an agreement with Spotlight Health and Wachovia Bank, N.A. to guarantee a $2.0 million revolving line of credit provided to Spotlight Health by Wachovia. Indebtedness under the line was unsecured and subject to traditional covenants relating to financial ratios. This credit facility expired on June 30, 2003. In July 2003, Spotlight Health replaced this credit facility with a new $2.0 million revolving line of credit from Bank of America, N.A. The new line of credit is on terms substantially similar to the prior line of credit. We continue to guarantee Spotlight’s obligations under the new credit facility, which is scheduled to expire on June 30, 2004, at which time any outstanding balance would be due. As of September 30, 2003, Spotlight Health had $2.0 million outstanding under this credit facility. In accordance with the requirements of FASB Statement No. 5, “Accounting for Contingencies”, and as clarified by FASB Interpretation No. 45, we have recorded a liability in the amount of $0.2 million for the fair value of the obligation we have assumed under this guarantee. We review the financial statements of Spotlight Health on a quarterly basis to determine if they have sufficient financial resources to continue operations. Future events and circumstances might adversely affect Spotlight Health’s financial condition and Spotlight Health might not be in the position to repay the facility, in which case Bank of America might attempt to collect on our guaranty of this facility.

In September 2003, in connection with the purchase of 4.4 million shares of SurroMed’s Series F convertible preferred stock, PPD entered into agreements with SurroMed to purchase biomarker discovery services from SurroMed for $6.0 million over a period of four years and to serve as a non-exclusive representative to market and sell additional biomarker discovery services.

Under most of the agreements for Development Group services, we agree to indemnify and defend the sponsor against third party claims based on our negligence or willful misconduct. Any successful claims could have a material adverse effect on our financial condition, results of operations and future prospects.

We expect to continue expanding our operations through internal growth, strategic acquisitions and investments. We expect these activities will be funded from existing cash, cash flow from operations and borrowings under our existing or future credit facilities. We believe that these sources of liquidity will be sufficient to fund our operations for the foreseeable future, but offer no assurances. From time to time, we evaluate potential acquisitions, investments and other growth opportunities, which might require additional external financing, and we might seek funds from public or private issuances of equity or debt securities. In particular, our sources of liquidity could be affected by our dependence on a small number of industries and clients, compliance with regulations, international risks, personal injury, environmental or intellectual property claims, as well as other factors described under “Potential Volatility of Quarterly Operating Results and Stock Price” and “Quantitative and Qualitative Disclosures about Market Risk”. In addition, see “Contractual Obligations and Commercial Commitments”, “Critical Accounting Policies and Estimates” and “Factors that Might Affect our Business or Stock Price” in our Annual Report on Form 10-K for the year ended December 31, 2002.

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

In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”, or SFAS No. 146. SFAS No. 146 addresses accounting and reporting for costs associated with exit or disposal activities. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value when the liability is incurred. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The Company recorded the restructuring charges in the third quarter of 2003 in accordance with SFAS No. 146.

In November 2002, the EITF finalized its tentative consensus on EITF Issue 00-21, “Revenue Arrangements with Multiple Deliverables”, which provides guidance on the timing and method of revenue recognition for sales arrangements that include the delivery of more than one product or service. EITF 00-21 is effective prospectively for arrangements entered into in fiscal periods beginning after June 15, 2003. Although the Company has many contracts with multiple deliverables, the deliverables do not represent separate units of accounting. As such, the adoption of this statement did not have a material impact on our financial statements.

In November 2002, the FASB issued Financial Accounting Standards Board Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statement Nos. 5, 57, and 107 and Rescission of FASB Interpretation No. 34.” FIN 45 clarifies the requirements of FASB Statement No. 5, “Accounting for Contingencies,” relating to the guarantor’s accounting for, and disclosure of, the issuance of certain types of guarantees. FIN 45 requires that upon issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligation it assumes under that guarantee. The disclosure provisions of FIN 45 are effective for financial statements of interim or annual periods that end after December 15, 2002. FIN 45’s provisions for initial recognition and measurement should be applied on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor’s fiscal year-end. The guarantor’s previous accounting for guarantees that were issued before the date of FIN 45’s initial application may not be revised or restated to reflect the effect of the recognition and measurement provisions of FIN 45. The adoption of this statement did not have an impact on our financial statements, other than the guarantee discussed in Note 6 to the Consolidated Condensed Financial Statements.

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

In January 2003, the FASB issued Interpretation No. 46 or FIN 46, “Consolidation of Variable Interest Entities”, an interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements”. FIN 46 establishes accounting guidance for consolidation of variable interest entities that function to support the activities of the primary beneficiary. In October 2003, the FASB issued FASB Staff Position FIN 46-6, “Effective Date of FASB Interpretation No. 46, Consolidation of Variable Interest Entities” deferring the effective date for applying the provisions of FIN 46 for public entities’ interests in variable interest entities or potential variable interest entities created before February 1, 2003 until financial statements of interim or annual periods that end after December 15, 2003. We have no investment in or contractual relationship or other business relationship with a variable interest entity and therefore the adoption of this interpretation will not have any impact on our consolidated financial position or results of operations. However, if we enter into any such arrangement with a variable interest entity in the future or an entity with which we have a relationship is reconsidered based on guidance in FIN 46 to be a variable interest entity, our consolidated financial position or results of operations might be impacted.

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

Potential Volatility of Quarterly Operating Results and Stock Price

Our quarterly and annual operating results have fluctuated in the past, and we expect that they will continue to fluctuate in the future. Factors that could cause these fluctuations to occur include:

•	our dependence on a small number of industries and clients;

•	the timing of the initiation, progress or cancellation of significant projects;

•	the mix of products and services sold in a particular period;

•	our need to recruit and retain experienced personnel;

•	rapid technological change and the timing and amount of start-up costs incurred in connection with the introduction of new products and services;

•	intellectual property risks;

•	impairment of investments or intangible assets;

•	the timing of our Discovery Sciences Group milestone payments or other revenue;

•	the timing of the opening of new offices;

•	the timing of other internal expansion costs;

•	the timing and amount of costs associated with integrating acquisitions;

•	the timing and amount of costs associated with internal R&D and compound partnering collaborations; and

•	exchange rate fluctuations between periods.

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

Fluctuations in quarterly results or other factors beyond our control could affect the market price of our common stock. These factors include changes in earnings estimates by analysts, market conditions in our industry, announcements by competitors, changes in pharmaceutical, biotechnology and medical device industries, general economic conditions, and differences in assumptions used as compared to actual results. Any effect on our common stock could be unrelated to our longer-term operating performance.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

We are exposed to foreign currency risk by virtue of our international operations. We conduct business in several foreign countries. Approximately 21.2% and 23.5% of our net revenues for the three months ended September 30, 2002 and 2003, respectively, were derived from operations outside the United States. Funds generated by each subsidiary are generally reinvested in the country where they are earned. We have not, to date, engaged in derivative or hedging activities related to our potential foreign exchange exposures. Our operations in the United Kingdom generated more than 46.6% of our net revenue from international operations during the third quarter of 2003. Accordingly, we do have some exposure to adverse movements in the pound sterling and other foreign currencies. The United Kingdom has historically had a relatively stable currency compared to our functional currency, the U.S. dollar. The potential loss in fair value resulting from a hypothetical weakening of the U.S. dollar relative to the British pound of 10% is approximately $0.3 million.

The vast majority of our contracts are entered into by our United States or United Kingdom subsidiaries. The contracts entered into by the United States subsidiaries are almost always denominated in U. S. dollars. Contracts entered into by our United Kingdom subsidiaries are generally denominated in pounds sterling, U. S. dollars or euros. In the past, our mix of contracts and currencies has mitigated the effect of foreign currency fluctuations.. This year, with a 20% change in the dollar to Euro exchange rate and a 9% exchange rate movement of the dollar to the British pound year over year, our translation losses have been increasing. Provisions have been added to some contracts to either limit or reduce the economic risk involving multiple currencies.

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

Changes in exchange rates between the applicable foreign currency and the U.S. dollar will affect the translation of foreign subsidiaries’ financial results into U.S. dollars for purposes of reporting our consolidated financial results. The process by which each foreign subsidiary’s financial results are translated to U.S. dollars is as follows:

•	income statement accounts are translated at average exchange rates for the period;

•	balance sheet asset and liability accounts are translated at end of period exchange rates; and

•	equity accounts are translated at historical exchange rates.

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

(b) Reports on Form 8-K

On July 17, 2003, we furnished a Current Report on Form 8-K under Items 9 and 12, attaching a press release announcing our operating and financial results for the quarter ended June 30, 2003. Notwithstanding its listing here, the information furnished shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities of that section, nor incorporated by reference in any filing under the Securities Act of 1933, as amended, except as expressly set forth by specific reference in such a filing.

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

Date: November 10, 2003