Form 10-K
period 2003-12-31
PHARMACEUTICAL PRODUCT DEVELOPMENT INC
filed 2004-02-26
CIK 1003124

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

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

The aggregate market value of the common stock held by non-affiliates of the registrant was approximately $1.39 billion as of June 30, 2003, based on the closing price of the Common Stock on that date on the Nasdaq National Market System. Shares of Common Stock held by each executive officer and director and by each person who owns 10% or more of the outstanding Common Stock have been excluded in that such person might be deemed to be an affiliate. This determination of affiliate status might not be conclusive for other purposes.

As of February 2, 2004, there were 56,176,422 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The Company’s definitive Proxy Statement for its 2004 Annual Meeting of Stockholders (certain parts as indicated in Part III).

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

Item 1. Business

Overview

We are a leading global provider of drug discovery and development services to pharmaceutical, biotechnology and medical device companies. Our corporate mission is to help clients maximize the return on their research and development investments. We offer therapeutic expertise, advanced technologies and extensive resources for drug discovery and drug and device development.

We have been in the drug development business for more than 18 years. Our development services include preclinical programs and Phase I to Phase IV clinical development services. We have extensive clinical trial experience across a multitude of therapeutic areas and various parts of the world, including regional, national and global studies. In addition, for drugs that have received approval for market use, we also offer post-market support services such as product launch services, patient compliance programs, and medical communications programs for consumer and healthcare providers on product use and adverse events.

With more than 5,700 professionals worldwide, we have provided services to 43 of the top 50 pharmaceutical companies in the world as ranked by 2002 healthcare research and development spending, in addition to our work with leading biotechnology and medical device companies. We believe that we are one of the world’s largest providers of drug development services to pharmaceutical, biotechnology and medical device companies based on 2003 annual net revenues generated from contract research organizations.

Building on our outsourcing relationship with pharmaceutical and biotechnology clients, we established our discovery services business in 1997. This business focuses on early stage research to help our customers address the bottleneck at the beginning of the development process. Currently, this business primarily involves preclinical evaluations of anticancer therapies, preclinical biology services and compound partnering arrangements associated with the development and commercialization of potential drug products. We have developed an innovative risk-sharing research and development model to help pharmaceutical and biotechnology clients develop compounds. Through collaborative arrangements based on this model, we help our clients research and evaluate the development potential for compounds at various stages of development. We previously provided functional genomics services, which is the study of gene functions to identify drug targets within the body, but discontinued those services in the third quarter of 2003. In addition, in the first quarter of 2004, we discontinued providing lead optimization services, which is the process of refining the chemical structure of a compound to improve its drug characteristics, as well as medicinal chemistry research, in order to focus on our other discovery sciences operations.

We believe that our integrated drug discovery and development services offer our clients a way to identify and develop successful drugs more quickly and cost effectively. We also use our proprietary informatics technology to support our development services. In addition, because we are positioned globally, we are able to accommodate the multinational drug discovery and development needs of our customers. As a result of having these core areas of expertise in discovery and development, we can provide integrated services across the entire drug development spectrum.

Industry Overview

Discovering and developing new drugs is an extremely expensive and time-consuming process. In May 2003, The Tufts Center for the Study of Drug Development released a study that estimates the total cost to develop a new prescription drug has increased from approximately $231 million in 1987 to approximately $897 million in 2000. In addition, it takes between 10 and 15 years to develop a new prescription drug and obtain approval to market it in the United States.

The drug development services industry provides independent product development services to the pharmaceutical, biotechnology and medical device industries. This industry has evolved from providing limited clinical trial services in the 1970s to a full-service industry today characterized by broader relationships with customers and by service offerings that encompass the entire drug development process, including preclinical evaluations, study design, clinical trial management, data collection, biostatistical analysis, product registration support and post-marketing support.

Over the past 20 years, technological advances have dramatically changed the drug discovery process. New and improved technologies have evolved such as ultra high-throughput screening, new in vitro and in vivo preclinical profiling techniques, and the revolution in genetic-based drug research commonly referred to as genomics. The objective of these innovations is to find more drug targets and to screen against targets much more quickly with literally millions of chemical compounds. This process should produce many more molecules having the ability to affect biological activity. These molecules then need to be tested quickly and economically to determine their viability as potentially safe and effective drug candidates.

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

The Drug Development Process

The drug development process consists of two stages: preclinical and clinical. In the preclinical stage, the new drug is tested in vitro, or in a test tube, and in vivo, or in animals, generally over a one- to three-year period. The following discussion describes the role of the Food and Drug Administration, or FDA, in the drug development process in the United States. Similar regulatory processes exist in other countries.

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

Human trials usually start on a small scale to assess safety and then expand to larger trials to test efficacy. These trials are usually grouped into the following three phases, with multiple trials generally conducted within each phase:

•	Phase I trials involve testing the drug on a limited number of healthy individuals, typically 20 to 80 persons, to determine the drug’s basic safety data, including tolerance, absorption, metabolism and excretion. This phase lasts an average of six months to one year.

•	Phase II trials involve testing a small number of volunteer patients, typically 100 to 200 persons, who suffer from the targeted disease or condition, to determine the drug’s effectiveness and how different doses work. This phase lasts an average of one to two years.

•	Phase III trials involve testing large numbers of patients, typically several hundred to several thousand persons, to verify efficacy on a large scale, as well as long-term safety. These trials involve numerous sites and generally last two to three years.

After the successful completion of all three clinical phases, a company submits to the FDA a New Drug Application, or NDA, or a Product License Application, or PLA, requesting that the drug be approved for marketing. The NDA or PLA is a comprehensive, multi-volume filing that includes, among other things, the results of all preclinical and clinical studies. The FDA’s review can last from a few months to several years, depending on the drug and the disease state that is being treated. Drugs that successfully complete this review may be marketed in the United States. As a condition to its approval of a drug, the FDA might require additional clinical trials following receipt of approval, in order to monitor long-term risks and benefits, to study different dosage levels or to evaluate different safety and efficacy parameters in target populations. In recent years, the FDA has increased its reliance on these trials, known as Phase IIIb and Phase IV trials, which allow new drugs that show early promise to reach patients without the delay typically associated with the conventional review process.

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

Increase in Potential New Drug Candidates. The increase in potential new drug candidates resulting from the genomics revolution has caused a bottleneck in the drug development industry. While the number of drug candidates is rapidly increasing, the time and cost required to develop a new drug candidate has increased in the last 30 years. Pharmaceutical and biotechnology companies do not have the internal resources to pursue development of all of these new drug candidates on their own. Consequently, these companies are looking to the drug development services industry for cost-effective and rapid means of developing new drugs.

Declining Research & Development Productivity. While the total number of compounds in clinical development has increased in the last several years, thereby increasing the aggregate spending on research and development programs associated with new drug candidates, the number of novel new drugs approved for marketing has remained relatively flat or even declined over a similar period of time. This declining productivity in part reflects efforts by pharmaceutical companies to more effectively screen compounds in early stages of development and to extend the value of products by pursuing new indications, over-the-counter versions, and alternative delivery technologies. Pharmaceutical and biotechnology companies have also responded to the productivity challenge by increasing their focus on licensing and risk-sharing arrangements to improve new drug pipelines and gain financing for future development and marketing programs. Consequently, many pharmaceutical companies and biotechnology companies are increasingly looking for ways to maximize the return on research and development investment through risk-sharing and collaborative programs.

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

Need for Large Scale Global Support. More pharmaceutical and biotechnology companies currently are filing drug registration packages in several major jurisdictions simultaneously, rather than following the traditional practice of filing sequentially. The studies to support these registration packages frequently include a combination of multinational and domestic trials. This trend puts an emphasis on global experience and coordination throughout the development process, including the collection, analysis, integration and reporting of clinical trial data.

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

The PPD Solution

We address the needs of the pharmaceutical, biotechnology and medical device industries for drug discovery and development by providing integrated services to help our clients maximize the return on their research and development investments. We believe that our application of innovative technologies, therapeutic expertise and commitment to quality throughout our integrated drug discovery and development services offers our clients a way to identify and develop successful drugs and devices more quickly and cost effectively. We have obtained significant drug development expertise from over 18 years of operation. During the past six years, we have expanded our services to include drug discovery services to help our clients reduce drug discovery time and minimize unproductive compound development. More recently, we have also expanded into the medical device industry. We use our proprietary informatics technology to support our discovery and development services. Finally, because we are positioned globally, we are able to accommodate the multinational discovery and development needs of our customers.

Our Strategy

Our corporate mission is to help clients maximize the return on their research and development investments. The key parts of our strategy to accomplish this mission include the following:

•	Continue to build upon our core competencies. We are an established company led by professionals with significant discovery and development experience in major pharmaceutical, biotechnology and medical device companies bringing successful products to market throughout the world. This experience and expertise constitute our core operational strengths. Our effective performance in development services has made us, we believe, one of the largest providers of those services in the world. We are continually building our competencies by seeking to hire the best professionals in key markets around the world. In addition, we leverage this expertise as we advance current compound partnering agreements and seek new risk-sharing opportunities for development of earlier stage compounds.

•	Continue to provide a broad range of integrated drug discovery and development services and products. We offer a broad range of integrated services and products that are designed to address our clients’ needs from preclinical through post-market. By integrating comprehensive development services, across the product life cycle, we believe we can more effectively serve our existing clients and attract new customers. We believe that our range of development services is one of the most extensive available from a single company.

•	Continue to incorporate advanced technologies into our service offerings. We believe that optimizing the use of advanced technologies can improve quality while creating efficiencies in cost and accelerating the discovery and development processes. We have broad experience in the use of technology in drug discovery and development services. We offer our clients a wide range of technology-based services and products using a mixture of commercially available third-party systems and internally-developed software to help expedite the discovery and development processes for both drugs and devices. As new technologies develop, we equip and train our employees to make use of the innovations. We also plan to continue to leverage and build strategic technology relationships.

•

Continue to pursue collaborative drug development relationships. We plan to continue to selectively seek opportunities to develop earlier stage compounds based on our risk sharing model. These types of arrangements could provide us with opportunities to receive up-front license fees, milestone payments and royalties on sales of drugs successfully developed and commercialized. We also periodically evaluate in-licensing opportunities from companies and from academic institutions seeking outlets for the continued

development of their discoveries. In addition, we intend to selectively pursue out-licensing arrangements for discoveries made by us that may also involve us providing discovery and development services for the continued development of the potential drug candidate.

•	Continue to develop intellectual property rights. We believe that one of the keys to our long-term performance is the development of our intellectual property rights in a variety of areas, including proprietary clinical development processes, tools and software, as well as rights for the compounds and methods of use developed from risk-sharing arrangements.

•	Continue strategic global expansion to meet client needs. We currently have operations in the Americas, Europe, Africa, the Middle East, Asia and the Pacific Rim, which we believe position us to meet our clients’ multinational needs. We intend to further expand globally as we deem appropriate to meet our existing and prospective clients’ demands.

•	Continue to pursue strategic acquisitions and investments. We will continue to actively seek strategic acquisitions and investments, both within and complementary to our current service and product lines. Our criteria for acquisitions and investments include complementary client lists, ability to increase market share within and across clients, complementary therapeutic area and service segment strengths, strategic geographic capabilities, particular process expertise, and complementary services, products or technologies.

Our Services

We have been providing our core drug development services for more than 18 years. Over the past few years, we have expanded our service portfolio to include discovery and post-market support services. We provide services designed to increase efficiency, reduce timelines and save costs through our global infrastructure, integrated research and development technologies and experience, and customer-focused communications. We operate in two segments: Discovery Sciences and Development. See Consolidated Statements of Operations for segment information regarding revenues and see Note 16 to the Notes to Consolidated Financial Statements for segment information regarding total assets and a measure of profit or loss.

Our Discovery Sciences Group

Our Discovery Sciences Group focuses on the discovery research segment of the pharmaceutical research and development outsourcing market.

Preclinical Biology. Our preclinical biology group integrates pharmacology, metabolism, pharmacokinetic and toxicology expertise to provide preclinical program design and project management services. We provide a broad range of preclinical services and products including:

•	preclinical program design and management software;

•	specialized oncology preclinical cancer research models;

•	toxicology consulting;

•	laboratory services; and

•	technical writing and regulatory submissions.

Once a potential drug candidate is identified, we offer services and products that enable our customers to decide whether to advance the drug candidate into a preclinical program both faster and with a greater probability of success. We offer our customers access to our proprietary Web-based interactive tool called First PassTM, a software program that helps the user prepare an efficient preclinical development plan based on a variety of parameters. The program estimates costs, amount of material required and study timelines. The program also helps identify studies critical for development. Our experts can then provide full preclinical development services and can integrate other development services internally.

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

We provide non-GLP bioanalytical services in our laboratory located in Middleton, Wisconsin. Our bioanalytical laboratory analyzes biological fluid samples from preclinical animal studies.

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

Compound Partnering Programs. With increased capacity to screen and develop early lead compounds and candidates, pharmaceutical companies now find themselves without the capacity to develop all of these compounds and take them to market within a reasonable time. There are also biotechnology companies that have promising drug development candidates but lack the financial resources or the infrastructure to further develop these compounds. These situations provide attractive opportunities for us to make use of our extensive experience in strategic, global drug development to selectively in-license and develop compounds or jointly develop drug candidates in collaborative arrangements. Our compound collaborative efforts have created a pipeline of products that leverage our resources, create new opportunities for growth, and share the risks and rewards of drug development.

In 1998, as part of a development collaboration with Eli Lilly & Company, we acquired an exclusive license to develop and commercialize the compound dapoxetine for genitourinary indications, including premature ejaculation. We developed the compound through Phase II proof-of-concept and, in January 2001, out-licensed it to ALZA Corporation, which was subsequently acquired by Johnson & Johnson. Under the terms of the agreement, we granted ALZA worldwide rights to develop and commercialize dapoxetine, and ALZA is responsible for all clinical, regulatory, manufacturing, sales and marketing costs associated with the compound. In exchange, we received an up-front payment and are entitled to receive further payments if regulatory milestones are achieved. In addition, we are entitled to receive royalty payments based on sales of dapoxetine, as well as milestone payments when specified sales levels are reached. In December 2003, we acquired Lilly’s patents and remaining rights to develop and commercialize dapoxetine in the field of genitourinary disorders in return for a cash payment of $65.0 million. We also agreed to pay Lilly a royalty of 5% on annual sales of dapoxetine, if any, in excess of $800 million. Dapoxetine is currently in Phase III development under our license agreement with ALZA.

In 2002, we licensed from Bayer AG the worldwide rights to undertake additional Phase II clinical studies on the compound implitapide in the areas of arteriosclerosis, elevated triglycerides, pancreatitis and hyperlipidemia. In connection with our studies, we have access to Bayer ‘s existing information from previously conducted preclinical studies and Phase II clinical trials, as well as regulatory filings to conduct clinical trials in the United States, Europe and South Africa. We have initiated Phase II proof-of-concept clinical trials for three different kinds of high cholesterol indications. Following completion of the Phase II proof-of-concept study, Bayer has the right to terminate its license with us and assume further development of the compound. If Bayer elects to assume development, then Bayer must reimburse our Phase II costs and pay us agreed upon milestone payments and royalties.

In 2003, we made an equity investment in Chemokine Therapeutics, a privately held biotechnology company, to continue development of a proprietary peptide that might be useful as a blood recovery therapeutic agent. We are working closely with Chemokine to perform good manufacturing practice, or GMP, and GLP toxicology programs. We anticipate this peptide will enter clinical trials in 2004. In connection with this investment, Chemokine granted PPD an exclusive option to license the peptide. Chemokine also granted PPD the right to first negotiate a license to other Chemokine peptides.

In November 2003, we made a $25.0 million equity investment in Syrrx, Inc., a privately held drug discovery company, and entered into a collaboration agreement to develop Syrrx’s orally active dipeptidyl peptidase IV, or DP4, inhibitors to treat type 2 diabetes and other major human diseases. Syrrx has multiple lead candidates for preclinical development that we plan to test in GLP toxicology programs, with the objective of advancing at least one inhibitor into clinical trials in late 2004.

Our Development Group

We have designed our various global services to be flexible and integrated in order to assist our clients in optimizing their research and development spending through the clinical stages of the development process. We provide a broad range of development services, either individually or as an integrated package, to meet clients’ needs.

Phase I Clinical Testing. We are one of the industry’s largest Phase I trial providers, with clinical testing services conducted in a 220-bed unit in Austin, Texas, and a 50-bed unit in Leicester, England. Our professional nursing and physician staff administers general Phase I safety tests, special population studies, and bioavailability and bioequivalence testing. Bioavailability and bioequivalence testing involves administration of test compounds and obtaining biological fluids sequentially over time to measure absorption, distribution, metabolism and excretion of the drug. Special population studies might involve the elderly, women or patients with specific diagnoses, such as renal failure or asymptomatic HIV. Our Austin, Texas site also has a dental research clinic to evaluate the safety and effectiveness of new analgesic compounds in molar extraction models.

Our in-house clinical laboratory supports the Phase I operations in Austin. This laboratory performs clinical chemistry assays on volunteer specimens to ensure that each subject qualifies for the study and is not adversely affected by a drug. Having our laboratory in the same facility as the volunteers speeds our response time to unexpected outcomes. This laboratory also provides services to function as a central laboratory for small Phase II through IV studies. We manage our Phase I services to maximize scheduling flexibility and efficiency. These services also can be integrated with our other services, such as bioanalytical, data management, pharmacokinetic and biostatistical services.

Laboratory Services. We provide bioanalytical services through GLP-compliant laboratories in Richmond, Virginia and Middleton, Wisconsin. Our bioanalytical laboratories analyze biological fluid samples from animal and human clinical studies. The latter includes those conducted by our Phase I units as well as those conducted on behalf of our clients from Phase I through Phase IV for drug and metabolite content and concentration. We currently have over 1,500 validated assays available for our clients’ use in conducting laboratory analyses, qualifying us for a wide range of assignments. Our laboratories also process fluid samples for preclinical studies.

We provide product analysis laboratory services through our GMP compliant laboratory in Middleton, Wisconsin. Our product analysis services include dissolution and stability studies, which are necessary to characterize dosage form release patterns and stability under various environmental conditions in the intended package for marketing. These studies must be carried out from preclinical testing through Phase IV and maintained over the commercial life of products. New formulations as well as generics and prescription products going to over-the counter status, such that they no longer require physician prescription for consumer use, all require the same set of studies as the original dosage form.

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

government (National Institute of Health) funded clinical trials. We are one of the largest specialty central laboratory providers for Phase I through IV global studies involving agents used in cholesterol, endocrine, metabolic and cardiovascular clinical research.

We are one of a few full service companies able to offer our clients the advantages of bioanalytical, product analysis and specialty central laboratory services, as well as Phase I clinical testing.

Phases II through IV Clinical Trial Management. The core of our development business is a comprehensive package of services for the conduct of Phases II through IV clinical trials, which in concert with our other services allow us to offer our clients an integrated package of clinical management services. We have significant clinical trials experience in the areas of:

General Areas of Expertise	Specific Areas of Expertise
Analgesia	Acute and chronic pain
Cardiovascular disease	Hypertension, angina pectoris, stroke, peripheral arterial disease
Central nervous disease	Schizophrenia, depression, epilepsy, chronic pain, anxiety, obsessive-compulsive disorders, panic disorders, insomnia, multiple sclerosis
Critical care	Sepsis, ARDS (acute respiratory distress syndrome)
Dermatology	Wound healing, acne, hair loss, psoriasis
Gastronenterology	Duodenal ulcer, gastric ulcer, gastro-esophogeal reflux disease, H.pylori, nonsteroidal anti-inflammatory drug-induced ulcers, inflammatory bowel disease, irritable bowel disease
Genitourinary	Incontinence, sexual dysfunction
HIV/AIDS	Primary disease and treatment/prophylaxis of opportunistic infections
Infectious disease	Pneumonia, sinusitis, ear infections, swimmer’s ear, , chronic bronchitis, urinary tract infection, skin and soft tissue infection, vaginal infections, thrush, athlete’s foot, ringworm, fungal blood infections, and childhood and adult vaccines
Metabolic/Endocrine disease	Diabetes, growth hormone
Oncology	Prostate, colorectal, breast, lung and other cancers
Pulmonary/Allergy	Asthma, allergic rhinitis
Rheumatology	Rheumatoid arthritis, osteoarthritis, lupus
Urology	Sexual dysfunction, urinary incontinence and overactive bladder
Virology	Herpes simplex, chronic hepatitis B, chronic hepatitis C, genital herpes, respiratory syncytial virus and influenza
Women’s health	Osteoporosis, hormone replacement therapy

We serve our clients’ needs by conducting clinical trials through a project team. A project manager supervises all aspects of the conduct of the clinical trial, while our clinical research associates are in the field monitoring the trial at the various investigational sites where it is being conducted. Within this project-oriented structure, we can manage every aspect of the clinical trial in Phases II through IV of the drug development process. The services that we offer to initiate clinical trials include protocol development, case report form design, feasibility studies, investigator selection, recruitment and training, site initiation and monitoring, accelerated patient enrollment, development of training materials for investigators and training of clients’ staff.

We monitor our clinical trials in compliance with government regulations and guidelines. We have adopted global standard operating procedures intended to satisfy regulatory requirements in the United States and in many foreign countries and serve as a tool for controlling and enhancing the quality of our clinical trials. All of our standard operating procedures are in compliance with good clinical practice, or GCP, requirements and the International Conference on Harmonization, or ICH, standards. The FDA has adopted these standards in their guidance documents and more recently the members of the European community and Japan have codified these standards into their Clinical Research Regulations. We compile, analyze, interpret and submit data generated during clinical trials in report form to the FDA or other relevant regulatory agencies for purposes of obtaining regulatory approval. We provide consulting on the conduct of clinical trials for simultaneous regulatory submissions to multiple countries.

We provide our clients with one or more of the following Phases II through IV clinical trial management services using parallel processing to accelerate the development process:

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

Study Monitoring. We provide study-monitoring services, which include investigative site initiation, patient enrollment assistance and data collection through subsequent site visits. We have monitored many clinical trials, including a number of very large studies. For example, we are engaged in a project with the National Institute of Health, begun in 1990, which has approximately 50 protocols open at any given time. This project has involved approximately 1,000 investigational sites and approximately 110,000 enrolled patients, had generated 400 protocols and more than 4,200 pharmacy, regulatory and operational audits at the sites.

Clinical Data Management and Biostatistical Analysis. We provide clients with assistance in areas such as sample size determination, case report form design and production, database design and construction, fax-based monitoring, and electronic data capture. We also provide statistical analysis and summaries, including interim and final analyses, data safety and monitoring board summaries and presentations, new drug application preparation and electronic production, and presentations and defense to regulatory authorities.

Medical Writing and Regulatory Services. We provide planning services for product development, including preclinical review, consulting and clinical protocol development. These activities are complemented by report writing, program management and regulatory services designed to reduce overall development time.

Market-Development Support. We provide custom-designed market development programs for pharmaceutical, biotechnology and medical device clients. Developed with pharmaceutical and biotechnology client feedback, in 2003 we created a dedicated team of clinical, marketing and health outcomes experts to help companies with pre-launch (Phase II-III) and post-market programs (Phase IIIb-IV) to develop markets for new products and extend market value of existing products. The portfolio of services we offer in this area includes health outcomes, large-volume late stage trials, medical communications, consumer health, and online marketing and education.

Applying advanced technologies and experience, we combine health outcomes, such as epidemiology, psychometrics and economics, with clinical research to measure and compare risks, benefits, economic and quality-of-life impacts of drug therapies. The resulting data is used to help demonstrate the value of the product and provide insight on needs to optimize user acceptance upon product launch. We also provide late stage trials, such as Phase IIIb-IV studies, which can produce valuable safety and efficacy data analysis and provide information for the product marketing promotion. Our medical communications services includes post-market observational studies, registries, and compliance and persistency programs, which can optimize real-world outcomes and indicate ways to help enhance proper use of the drug by the physician and patient. We also provide consumer health programs, which can provide product life extension through over-the-counter programs. Our online marketing and education services provide our clients with proprietary Web sites for disseminating medical information, online market research and product marketing services for a variety of clinical specialties.

Device Testing. Through our acquisition of Eminent Research Systems in 2003, we have expanded our service offerings to support clinical trials for the medical device industry, especially in the cardiovascular area. Our device services include study design, regulatory consulting, global trial management, data management and biostatistics, and documentation development. Using two proprietary software products Eminent has developed, we have a leading position for long-term registries of permanent implantable cardiovascular devices.

eClinical initiatives. Our eClinical initiatives offer efficiencies, enhanced quality and improved communications with our clients. In 2003, we introduced PROMISE, an innovative project management methodology and toolset, to enhance our ability to deliver on clinical trial timelines across our organization, and plan to continue to implement this program during 2004. We also launched a new initiative, known as CASCADE, to upgrade our clinical operations group with Siebel’s Clinical system, providing Web-based, real-time access to clinical trial study management information from anywhere in the world. We also continue to expand PPD DirectConnect™ Web portals, which are now supporting over 1,500 users across 42 pharmaceutical and biotechnology clinical laboratory and government clients. We continue to expand our Oracle Clinical data management system, including introduction of Oracle Clinical’s remote data capture (RDC) system. In 2003, we introduced a Web-based document management system supporting our data management and safety businesses and in 2004 we plan to expand this system to include regulatory documents critical to study startup worldwide.

Informatics. Our informatics division, or CSS Informatics, delivers specialized software products and technical consulting services to support many aspects of the pharmaceutical research and development process, including drug discovery, clinical trials, regulatory review and pharmacovigilance. Our informatics clients include international and domestic pharmaceutical and biotechnology companies and government agencies, including the FDA. Our current informatics software products include:

•	PPD Patient Profiles, which streamlines patient data review and provides graphical displays of complex research data;

•	TableTrans®, which automates data transformation and integration;

•	Resolve™, which manages data queries to investigator sites;

•	Classify™, which manages global coding capabilities;

•	eLoader, which streamlines and automates loading of external data into Oracle Clinical™; and

•	CAVS (Computer Aided Validation System), which streamlines the test development and execution process.

A primary focus of our informatics division is to provide consulting services to help pharmaceutical and biotechnology companies assess and resolve clinical data management and safety system challenges, such as integrating and customizing systems, migrating clinical and safety data, providing computer systems validation services that include compliance evaluation, and updating or replacing legacy systems to meet regulatory guidance. We provide expertise on the Oracle Pharmaceutical Application suite and the PhaseForward suite of products with a full range of support services including installation, training, validation, technical support, and custom development.

Clients and Marketing

We provide a broad range of discovery and development services and products to help pharmaceutical, biotechnology and medical device companies develop compounds, drugs and devices as well as the markets in which they plan to sell products that gain approval.

Client Identification and Mix

Our Development Group provides Phase I to Phase IV clinical development and market support services. We market these services in the Americas, Asia, Europe, Africa, the Middle East and the Pacific Rim. We believe that the key differentiators that help us win development business from pharmaceutical and biotechnology companies include our global infrastructure, quality-driven execution based on ongoing training, quality assurance and control practices, dedicated project teams, and cross-functional groups with dedicated therapeutic expertise. Through our medical device development group, we offer a full range of clinical trial services and expertise to medical device companies, including a number of the leading cardiovascular device manufacturers and pharmaceutical companies developing adjunctive therapies. In addition, our market development services combine clinical, marketing and health outcomes expertise to help pharmaceutical, biotechnology and device companies develop markets for new products and extend market value for existing products. We believe that these services help our clients maximize the life cycle of their products.

For the year ended December 31, 2003, 81.4% of our Development Group’s net revenues were attributable to clinical services and 18.6% to laboratory services. From a geographic perspective, 76.9% of our Development Group’s net revenues in 2003 were derived from the United States with the remaining amount coming primarily from the United Kingdom. For additional information on our geographic distribution, see Note 17 to the Notes to Consolidated Financial Statements.

Our Discovery Sciences Group offers services and technologies to select drug candidates for clinical evaluation. This preclinical-focused group primarily provides services to clients in the pharmaceutical and biotechnology industries. In addition, we perform research on compounds for which we hold licenses and through our compound risk-sharing collaborative relationships. Our Discovery Sciences Group revenues have all been generated in the United States.

For the year ended December 31, 2003, total net revenues for all of our services were derived from various industries approximately as follows:

Source	Percentage of Net Revenue
Pharmaceutical	69.7%
Biotechnology and other	27.7%
Government	2.6%

For the purposes of classifying net revenues, we define pharmaceutical to include companies with the majority of their research and development related to chemical entities and biotechnology to include companies with the majority of their research and development related to biologically engineered compounds. Other includes companies primarily focused upon medical devices, diagnostics and generic formulations. We refer to the Standard Industry Classification, or SIC, codes for publicly traded companies to determine their classification.

The concentration of business among certain large customers is not uncommon in our industry. We believe that the diversity among our client mix, with no single client in 2003 accounting for more than 10% of our net revenues, limits our exposure to significant risks associated with pharmaceutical merger and acquisition activity and major product cancellations. However, we have experienced higher concentration in the past and might experience it in the future. Approximately 38.0% of our total 2003 net revenues were derived from clients headquartered outside the United States, in particular in Europe and Japan. Approximately 22.6% of our 2003 consolidated net revenues were generated from services provided by our employees located in countries outside the United States. See Note 17 to the Notes to Consolidated Financial Statements included elsewhere in this report for the breakdown of this revenue.

Marketing Strategy

With a primary focus on large pharmaceutical companies, we promote our discovery services through a dedicated sales team, localized scientist-to-scientist communications and our centralized corporate marketing efforts. In addition, we believe that much of the preclinical oncology work we gain is derived from positive word-of-mouth communications in the industry.

For our development services and products other than informatics and specialty central lab services, we use centralized corporate marketing to support the efforts of dedicated business development staff calling on pharmaceutical and biotechnology companies. Our sales teams focus on client segments and service areas. In addition, while the service area representatives call on particular buying groups within a given pharmaceutical client, sales account managers are responsible for coordinating outsourcing across our service areas for each client. To further facilitate cross-functional sales, business development staff for development services and products across the company worldwide report to the same executive. The informatics division uses technology expert-to-technology expert communications and localized marketing efforts, and our specialty central lab division applies physician-to-physician communications and networking.

The top 25 publicly traded pharmaceutical companies ranked by research and development expenses in 2002 accounted for 87% of research and development spending in 2002, as ranked by Med Ad News, so we concentrate on these companies. The top 50 publicly traded biotechnology companies accounted for almost 92% of the biotechnology research and development expenditures in 2002, according to Med Ad News. To appropriately focus our sales and marketing efforts among biotechnology companies, we consider additional factors such as the stage of a drug’s development and the financial stability of a company’s business.

Our business development personnel consult with potential pharmaceutical and biotechnology clients early in the project consideration stage in order to determine their requirements. Along with the appropriate operational, technical or scientific personnel, our business development representatives invest significant time to determine the optimal means to design and execute the potential client’s program requirements. As an example, recommendations we make to a potential client with respect to a drug development study design and implementation are an integral part of our bid proposal process and an important aspect of the integrated services we offer. We believe our preliminary efforts relating to the evaluation of a proposed clinical protocol and implementation plan enhance the opportunity for accelerated initiation and overall success of the trial.

Our core global marketing and corporate communications activities are primarily Web-based. Our initiatives include online advertising and directory listings on predominant industry Web sources; interactive Web education and information programs, including Web conferences and Webcasts; and direct e-mail campaigns. In addition, client presentations and sales materials, global speakers’ bureau, media relations, corporate materials, and marketing at professional trade shows are integrated to reinforce key messages and selling points. In addition, we encourage and sponsor the participation of our personnel in a variety of professional endeavors, including the presentation of papers at national and international professional trade meetings and the publication of scientific articles in medical and pharmaceutical journals. Through these presentations, publications and additional promotion via our corporate Web site, we believe these activities advance and promote our reputation for professional excellence.

Backlog

Our backlog consists of anticipated net revenues from letters of intent, verbal commitments and contracts that either have not started but are anticipated to begin in the near future or are in process and have not been completed. Amounts included in backlog represent future revenues and exclude revenues that have been recognized previously in our statement of operations. Net revenue is defined as professional fee income, or gross revenue, less fees and associated reimbursements. Once contracted work begins, net revenue is recognized over the life of the contract. Our backlog was $1,120 million in net revenues at December 31, 2003, compared to $974.4 million in net revenues at December 31, 2002.

We believe that our backlog as of any date is not necessarily a meaningful predictor of future results because backlog can be affected by a number of factors, including the size and duration of contracts, many of which are performed over several years and the labor increases and decreases that occur at the beginning and end of each study. Additionally, contracts relating to our clinical development business generally are subject to early termination by the client and clinical trials can be delayed or canceled for many reasons, including unexpected test results. Also, the scope of a contract can change during the course of a study. If the scope of a contract is revised, the adjustment to backlog occurs when the revised scope is finalized. For these reasons, we might not fully realize our entire backlog as net revenues.

Intellectual Property

We believe that patents, trademarks, copyrights and other proprietary rights are important to our business. We also rely on trade secrets, know-how, continuing technological innovations and licensing opportunities to develop and maintain our competitive position.

We actively seek patent protection both in the United States and abroad. As of December 31, 2003, we owned or co-owned 13 issued United States patents and 15 pending United States patent applications. Our issued United States patents primarily relate to our proprietary anti-tumor compounds, dapoxetine compound and methods of use, and HIV drug target gene sequences. Our pending United States patent applications primarily relate to proprietary genomic and genetic information, chemical compounds, clinical development business methods and software. We have filed or plan to file applications in other countries corresponding to most of our United States applications. As of December 31, 2003, we had 3 granted and 56 pending foreign filings, including eight pending Patent Cooperation Treaty, or PCT, filings.

We also have obtained licenses to other patents from academic institutions and pharmaceutical companies. As of December 31, 2003, we had exclusive license rights to 26 issued United States patents and 18 pending United States patent applications, as well as corresponding foreign filings.

Pursuant to the terms of the Uruguay Round Agreements Act, patents issued from applications filed on or after June 8, 1995 have a term of 20 years from the date of filing, irrespective of how long it takes for the patent to issue. Because patent applications in the pharmaceutical industry often take a long time to issue, this method of patent term calculation can result in a shorter period of patent protection afforded to us compared to the prior method of term calculation (17 years from the date of issue). Under the Drug Price Competition and Patent Term Restoration Act of 1984 and the Generic Animal Drug and Patent Term Restoration Act of 1988, a patent that claims a product, use or method of manufacture covering drugs may be extended for up to five years to compensate the patent holder for a portion of the time required for FDA review. However, we might not be able to take advantage of the patent term extension provisions of this law.

In addition, we rely on trade secrets and continuing technological innovation, which we try to protect with reasonable business procedures for maintaining trade secrets, including confidentiality agreements with our collaborators, employees and consultants. We also have numerous trademark registration applications pending in the United States and other jurisdictions throughout the world.

Employees

At December 31, 2003, we employed approximately 5,700 professionals, of whom 5,300 were in the Development Group, 75 were in the Discovery Sciences Group and the remainder served in corporate operations functions. Of our staff, approximately 460 hold Ph.D., M.D., Pharm.D. or D.V.M. degrees and approximately 725 hold other masters or other postgraduate degrees. None of our employees are subject to a collective bargaining agreement. We believe that our relations with our employees are good.

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

Available Information

Our Web address is www.ppdi.com. We make available free of charge through our Web site our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission.

Competition

The drug and medical device development outsourcing industry consists of hundreds of smaller, limited-service providers and a number of full-service global development companies. The industry continues to experience consolidation and, in recent years, a group of large, full-service competitors has emerged. This trend of industry consolidation appears to have created greater competition among the larger companies for clients and acquisition candidates. In September 2003, our largest competitor, Quintiles Transnational Corp., announced that it had completed its merger with Pharma Services Holding, Inc. and is now privately held. This merger, and any additional consolidations, could have a significant impact on the competitive landscape of the drug development industry.

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

Providers of outsourced drug and medical device development services and products compete on the basis of a number of factors, including reputation for on-time quality performance, expertise and experience in specific therapeutic areas, scope of service offerings, price, strengths in various geographic markets, technological expertise and systems, data management capabilities for time savings with data integrity, ability to acquire, process, analyze and report data in a time-saving accurate manner, ability to manage large-scale clinical trials both domestically and internationally, and expertise and experience in healthcare economics. Although there can be no assurance that we will continue to do so, we believe that we compete favorably in these areas.

As a general matter, the drug development services industry is not capital-intensive and the financial costs of entry into the industry are relatively low. Despite recent consolidation, this industry remains highly fragmented, with several hundred smaller, limited-service providers and a small number of full-service companies with global capabilities. Although there are few barriers to entry for smaller, limited-service providers, we believe there are significant barriers to becoming a global provider offering a broad range of services and products. These barriers include:

•	the cost and experience necessary to develop broad therapeutic expertise;

•	the ability to manage large, complex clinical trials;

•	the ability to deliver high quality services consistently for large drug development projects;

•	the experience to prepare regulatory submissions throughout the world; and

•	the infrastructure and knowledge to respond to the global needs of clients.

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

Our Discovery Sciences Group competes principally on the basis of reputation, scientific and technical expertise, experience and qualifications of professional staff, quality of services, and ability to deliver quality products to the client’s specifications. The outsourced preclinical research industry consists of a number of large providers and numerous smaller niche companies. Our Discovery Sciences Group faces significant competition from these companies, as well as competition from research teams funded internally by pharmaceutical and biotechnology companies. Our compound risk-sharing initiatives seek to help our clients maximize the return on their research and development investments by sharing development costs and risks as well as future revenue streams from successful product launches. Many of these clients search for a collaborative partner through a competitive bidding process, which can include pharmaceutical, biotechnology and discovery platform and services companies, as well as venture capital firms and financial institutions. As such, there is significant competition for these opportunities, and our success will depend on our ability to identify and competitively bid for risk-sharing programs that are likely to be productive.

Government Regulation

Our clients are subject to extensive regulations by government agencies. Consequently, the services we provide for these clients must comply with relevant laws and regulations.

Prior to commencing human clinical trials in the United States, a company developing a new drug must file an IND with the FDA. The IND must include information about animal toxicity and distribution studies, manufacturing and control data, stability data and a detailed plan, or study protocol, for the proposed clinical trial of the drug or biologic in humans. If the FDA does not object within 30 days after the IND is filed, human clinical trials may begin. The study protocol will also be reviewed and approved by the institutional review board, or IRB, in each institution in which a study is conducted, and the IRB may impose additional requirements on the way in which the study is conducted in its institution.

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

Laboratories such as ours that provide information that is included in INDs and NDAs, must conform to regulatory requirements that are designed to ensure the quality and integrity of the testing process. For example, our bioanalytical laboratories in Richmond, Virginia and Middleton, Wisconsin follow the FDA’s GLPs. These regulations have also been adopted by the Ministry of Health in the United Kingdom and by similar regulatory authorities in other countries. Our product analysis lab in Middleton, Wisconsin follows the FDA’s GMP regulations. For both GLP and GMP, the regulations require standardization procedures for all equipment, processes, and analytical tests, for recording and reporting data, and for retaining appropriate records. To help ensure compliance with these regulations, we have established quality assurance at our laboratory facilities to monitor ongoing compliance by auditing test data and conducting regular inspections of testing procedures and our laboratory facilities.

In addition, laboratories that analyze human blood or other biological samples for the diagnosis and treatment of study subjects must comply with the Clinical Laboratory Improvement Act, or CLIA. CLIA requires laboratories to meet staffing, proficiency and quality standards. The laboratory in our Austin, Texas facility is CLIA-certified and has a voluntary certification given by the College of American Pathologists. Our specialty central clinical laboratory located in Kentucky is accredited by the College of American Pathologists and maintain Center for Disease Control – National Heart, Lung and Blood Institute, or CDC-NHLBI, part 3 Standardization for lipid analysis in both the United States and Europe.

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

The Department of Health and Human Services has promulgated final regulations under the Health Insurance Portability and Accountability Act of 1996, or HIPAA, which governs the disclosure of confidential medical information in the United States. The Privacy Rule, which governs disclosure of confidential information, was effective beginning April 14, 2001 and all companies subject to the Privacy Rule were required to comply with its provisions on or before April 14, 2003. We have had a global privacy policy in place since January 2001, which includes a designated privacy officer, and we believe that we comply with the current EU and HIPAA requirements. Nevertheless, we will continue to monitor our compliance with these new regulations and will take appropriate steps to ensure compliance as these and other privacy regulations come into effect.

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

Risks Related to Our Discovery and Development Businesses

Changes in trends in the pharmaceutical and biotechnology industries could adversely affect our operating results.

Industry trends and economic factors that affect our clients and collaborative partners, pharmaceutical, biotechnology and medical device companies, also affect our business. For example, the practice of many companies in these industries has been to hire companies like us to conduct large development projects. If these industries reduce their tendency to outsource those projects, our operations, financial condition and growth rate could be materially and adversely affected. In the past several years, mergers and other factors in the pharmaceutical industry appear to have slowed decision-making by pharmaceutical companies and delayed drug development projects. Continuation or increases in these trends could have an ongoing adverse effect on our business. In addition, numerous governments have undertaken efforts to control growing healthcare costs through legislation, regulation and voluntary agreements with medical care providers and pharmaceutical companies. If future regulatory cost containment efforts limit the profits that can be derived on new drugs, our customers might reduce their drug discovery and development spending, which could reduce our business.

Our revenue depends on a small number of industries and clients.

We provide services and products to the pharmaceutical, biotechnology and medical device industries and our revenue is highly dependent on expenditures by clients in these industries. Accordingly, our operations could be materially adversely affected by the current trend toward consolidation in these industries or other factors resulting in a decrease in the number of our potential customers. For example, if the number of our potential customers declines even further, they might be able to negotiate price discounts or other terms for our services and products that are less favorable to us than has historically been the case. We have experienced customer concentration in the past and are likely to in the future. The loss of business from a significant client could have a material adverse effect on our results of operations.

The majority of our customers contracts can be terminated upon short notice.

Most of our contracts for discovery and development services are terminable by the client upon 30 to 90 days’ notice. Clients terminate or delay their contracts for a variety of reasons, including, but not limited to:

•	products being tested fail to satisfy safety requirements;

•	products have undesired clinical results;

•	the client decides to forego a particular study;

•	inability to enroll enough patients in the study;

•	inability to recruit enough investigators; or

•	production problems cause shortages of the drug.

The loss or delay of a large contract or multiple smaller contracts could adversely affect our operating results.

We might not be able to recruit and retain the experienced personnel we need to compete in the drug discovery and development industry.

Our future success depends on our ability to attract, retain and motivate highly skilled personnel.

Management

Our future success depends on the personal efforts and abilities of the principal members of our senior management and scientific staff to provide strategic direction, develop business, manage our operations and maintain a cohesive and stable environment. For example, we rely on the services of Fredric N. Eshelman, Pharm.D., our chief executive officer. Although we have employment agreements with Dr. Eshelman and other executives, they are generally only for one year and do not assure that Dr. Eshelman or any other executive with whom we have an employment agreement will remain with us. We do not have employment agreements with all of our key personnel.

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

The biotechnology, pharmaceutical and medical device industries generally and drug discovery and development more specifically are subject to increasingly rapid technological changes. Our competitors or others might develop technologies, services or products that are more effective or commercially attractive than our current or future technologies, services or products, or that render our technologies, services or products less competitive or obsolete. If competitors introduce superior technologies, services or products and we cannot make enhancements to ours to remain competitive, our competitive position, and in turn our business, revenues and financial condition, would be materially and adversely affected.

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

Federal or state authorities might adopt healthcare legislation or regulations that are more burdensome than existing regulations. These changes in regulation could increase our expenses or limit our ability to offer some of our services or products. For example, the confidentiality of patient-specific information and the circumstances under which it may be released for inclusion in our databases or used in other aspects of our business are subject to substantial government regulation. Additional legislation or regulation governing the possession, use and dissemination of medical record information and other personal health information might require us to implement new security measures that require substantial expenditures or limit our ability to offer some of our services and products. These regulations might also increase costs by creating new privacy requirements for our informatics business and mandating additional privacy procedures for our clinical research business.

We might lose business opportunities as a result of healthcare reform.

Numerous governments have undertaken efforts to control growing healthcare costs through legislation, regulation and voluntary agreements with healthcare providers and drug companies. Healthcare reform could reduce demand for our services and products, including potential drug candidates that are being developed by us or with others under our risk-sharing agreements, and, as a result, our revenue. In the last few years, the United States Congress has reviewed several comprehensive health care reform proposals. The proposals intended to expand healthcare coverage for the uninsured and reduce the growth of total healthcare expenditures. Congress has also considered and may adopt legislation that could have the effect of putting downward pressure on the prices that pharmaceutical and biotechnology companies can charge for prescription drugs. Any such legislation could cause our discovery and development customers to spend less on research and development and could affect the ability or willingness of us or the companies with which we have enter into compound risk-sharing agreements. If this were to occur, we would have fewer business opportunities for our development and discovery service business, which could reduce our earnings, and the development of particular compounds might be discontinued. Similarly, pending or future healthcare reform proposals outside the United States could negatively impact our revenues from our international operations.

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

Our business has expanded substantially in the past. Rapid expansion could strain our operational, human and financial resources. If we fail to properly manage our expansion, our results of operations and financial condition might be hurt. In order to manage expansion, we must:

•	continue to improve our operating, administrative and information systems;

•	accurately predict our future personnel and resource needs to meet our commitments;

•	track the progress of ongoing projects; and

•	attract and retain qualified management, sales, professional, scientific and technical operating personnel.

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

We will face additional risks in expanding our foreign operations, as we learned from past expansions including the acquisitions of companies in Belgium and Singapore in 2002. Specifically, we might find it difficult to:

•	assimilate differences in foreign business practices;

•	hire and retain qualified personnel; and

•	overcome language and cultural barriers.

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

We have made and plan to continue to make investments in other companies. In many cases, there is no public market for the securities of these companies and we might not be able to sell these securities on terms acceptable to us, if at all. In addition, if these companies encounter financial difficulties, we might lose all or part of our investment. For example, in 2003 we recorded impairments of equity investments, net, totaling $10.1 million to write down the carrying value of our investments in BioDelivery Sciences International, SLIL Biomedical, Spotlight Health and Signature Bioscience for other than temporary declines in value.

The fixed price nature of our development contracts could hurt our operating results.

The majority of our contracts for the provision of development services are at fixed prices. As a result, variations in the timing and progress of large contracts can materially affect results. In addition, we bear the risk of cost overruns unless the scope of activity is revised from the contract specifications and we are able to negotiate a contract modification with the customer shifting the cost overrun to the customer. If we fail to adequately price our contracts or if we experience significant cost overruns, our operating results could be materially adversely affected. In the past, we have had to commit unanticipated resources to complete projects, resulting in lower gross margins on those projects. We might experience similar situations in the future, which would have a material adverse impact on our operating results.

Our business exposes us to potential liability for personal injury claims that could affect our financial condition.

Our business involves the testing of new drugs and medical devices on human volunteers and if marketing approval is received for any of our drug candidates, their use by patients. This exposes us to the risk of liability for personal injury or death to patients resulting from, among other things, possible unforeseen adverse side effects or improper administration of a drug or device. Many of these volunteers and patients are already seriously ill and are at risk of further illness or death. We could be materially and adversely affected if we were required to pay damages or incur defense costs in connection with a claim that is outside the scope of indemnification agreements we have with clients and collaborative partners, if any indemnification agreement is not performed in accordance with its terms or if our liability exceeds the amount of any applicable insurance. We might also not be able to get adequate insurance for these risks at reasonable rates in the future.

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

The clinical research studies we run in our development business rely upon the ready accessibility and willing participation of physician investigators and volunteer subjects. Investigators are typically located at hospitals, clinics or other sites and supervise administration of the study drug to patients during the course of a clinical trial. Volunteer subjects generally include people from the communities in which the studies are conducted, including our Phase I clinics in Austin, Texas, and Leicester, England, which to date have provided a substantial pool of potential subjects for research studies. Our clinical research development business could be adversely affected if we were unable to attract suitable and willing investigators or volunteers on a consistent basis.

Our business is subject to international economic, currency, political and other risks that could negatively affect our revenue and results of operations.

Because we provide our discovery and development services worldwide, our business is subject to risks associated with doing business internationally. Our revenue from our non-United States operations represented approximately 22.6% of our total revenues for the year ended December 31, 2003. We anticipate that revenue from international operations will grow in the future. Accordingly, our future results could be harmed by a variety of factors, including:

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

For example, in 2003 our operating income was negatively impacted by approximately $6.7 million, net, due to the effect of the weakening of the U.S. dollar relative to the euro and the British pound, partially offset by the strengthening of the U.S. dollar relative to the Brazilian real. Although we attempt to manage this risk through provisions in our contracts with our customers and other methods, we might not be able to eliminate or manage these risks and could be materially adversely affected by a further decline in the value of the US dollar.

Our inability to adequately protect our intellectual property rights would hurt our business.

Our success will depend in part on our ability to protect the proprietary software, compositions, processes and other technologies we develop during the drug development process. In addition, one of our business strategies is to in-license and/or out-license rights to drug candidates and enter into collaborations with pharmaceutical and biotechnology companies for the development of drug candidates. Any inability to protect the intellectual property rights associated with a drug candidate could materially and adversely affect our business.

Any patents that we own or license might not provide valuable protection in the future for the related technology or products. Patent applications that we are prosecuting to protect our intellectual property rights might never result in the issuance of a patent. Competitors might develop similar products or methods that are not covered by our issued patent claims. In addition, an issued patent might be narrowed or invalidated by a court upon challenge. The value of an issued patent could also be diminished if a patent is issued to a competitor that blocks our ability to use our patented technology. If blocked, we might be forced to stop using some or all of the technology or to license technology from third parties at unfavorable terms.

In addition to patent protection, we also rely on copyright, trademark and trade secret protection. In an effort to maintain the confidentiality and ownership of our intellectual property, we require our employees, consultants and advisors to execute confidentiality and proprietary information agreements. These agreements and other procedures, however, might not provide us with adequate protection against improper use or disclosure of confidential information. Also, there might not be adequate remedies in the event of unauthorized use or disclosure. Furthermore, from time to time we hire scientific personnel formerly employed by other companies involved in one or more areas similar to the activities we conduct. In some situations, our confidentiality and proprietary information agreements might conflict with, or be subject to, the rights of third parties with whom our employees, consultants or advisors have prior employment or consulting relationships. Although we require our employees and consultants to maintain the confidentiality of all confidential information of previous employers, both the company and these individuals might be subject to allegations of trade secret misappropriation or other similar claims as a result of their prior affiliations. Finally, others might independently develop substantially equivalent proprietary information, or otherwise gain access to our trade secrets. Our failure to protect our proprietary information and techniques might inhibit or limit our ability to exclude competitors from the market and to execute our business strategies.

The drug discovery and development industry has a history of patent and other intellectual property litigation, and we might be involved in costly intellectual property lawsuits.

The drug discovery and development industry has a history of patent and other intellectual property litigation, and these lawsuits will likely continue. Because we provide many different services and products in this industry and have rights to compounds ,we face potential patent infringement suits by companies that have patents for similar products and methods used in business or other suits alleging infringement of their intellectual property rights. In addition to the possibility of having to defend an infringement claim assert against us, in order to protect or enforce our intellectual property rights, we might have to initiate legal proceedings against third parties. Legal proceedings relating to intellectual property could be expensive, take significant time and divert management’s attention from other business concerns, whether we win or lose. The cost of this kind of litigation could affect our profitability. Further, if we do not prevail in an infringement lawsuit brought against us, we might have to pay substantial damages, including treble damages, and we could be required to stop the infringing activity or obtain a license to use technology on unfavorable terms.

We have only limited experience in the drug discovery business, and our prospects for success in this business remain uncertain and are dependent on third parties with whom we collaborate.

We established our drug discovery group in 1997 and have only limited experience with these activities and might not be successful in our drug discovery efforts. Generating revenue and income from our drug discovery business will depend on our ability to:

•	develop products internally or obtain rights to them from others on favorable terms;

•	successfully complete laboratory testing and human studies;

•	obtain and maintain intellectual property rights to these products;

•	obtain and maintain regulatory approvals related to the efficacy and safety of these products; and

•	enter into arrangements with third parties to manufacture products on our behalf and to provide sales and marketing functions.

Since 1997, we have entered into collaborative agreements to development and commercialize drugs with others. Our ability to succeed in our drug discovery business will depend on successfully executing existing and any new arrangements we enter into for the development and commercialization of a drug candidate. The third parties that we collaborate with might not perform their obligations as expected or they might breach or terminate their agreements with us or otherwise fail to conduct their collaborative activities successfully and in a timely manner. Further, parties collaborating with us might elect not to develop the product candidates or not to devote sufficient resources to the development, manufacture, marketing or sale of these product candidates. If the parties to our collaborative agreements do not fulfill their obligations, elect not to develop a candidate or fail to devote sufficient resources to it, we could be materially and adversely affected.

We are dependent on third parties for certain essential business functions for our risk-sharing arrangements, and failures of these third party providers could materially adversely affect our business, financial condition and results of operations.

We and some of our collaborative partners are dependent on third parties for certain functions associated with the development and commercialization of our potential drug candidates, including manufacturing and marketing and sales. Our dependence on third parties for these services might adversely affect us and our ability to develop and commercialize a drug candidate on a timely and competitive basis. If we or our collaborative partners are unable to retain or replace third-party providers of required services on commercially acceptable terms, our potential drug candidates might not be developed and commercialized as planned, if at all. If we encounter delays or failures by these third parties to perform, we might have to seek alternative sources of supply, lose sales or abandon a drug candidate, and our business, financial condition and results of operations could be materially and adversely affected.

We might not be able to obtain government approval for our product candidates.

The development and commercialization of pharmaceutical products is subject to extensive governmental regulation in the United States and foreign countries. Government approvals are required to develop, market and sell the potential drug candidates we are developing alone or with others under our risk-sharing arrangements. Obtaining government approval to develop, market and sell drug candidates is time-consuming and expensive, and the clinical trial results for a particular drug candidate might not justify required government approvals. In addition, governmental approvals might not be approved in a timely manner, if at all, and we and our collaborative partners may be unable to meet other regulatory requirements for our products. Even if we are successful in obtaining all required approvals to market and sell a drug candidate, post-marketing requirements and the failure to comply with other regulations could result in suspension or limitation of government approvals.

In connection with drug discovery activities outside the United States, we and our collaborators will be subject to foreign regulatory requirements governing the testing, approval, manufacture, labeling, marketing and sale of pharmaceutical products. These requirements vary from country to country. Even if approval has been obtained for a product in the United States, approvals in foreign countries must be obtained prior to marketing the product in those countries. The approval process in foreign countries may be more or less rigorous from country to country, and the time required for approval may be longer or shorter than that required in the United States. Clinical studies conducted outside of any particular country may not be accepted by that country, and the approval of a pharmaceutical product in one country does not assure that the product will be approved in another country.

We might incur substantial expense to develop products that are never successfully developed and commercialized.

We have and expect to continue to incur substantial research and development and other expenses in connection with our compound partnering agreements. We anticipate that these expenses will substantially exceed our prior research and development expenses, with the exception of the $65.0 million payment to Lilly. The potential drug candidates to which we devote resources may never be successfully developed or commercialized by us or our collaborative partners for numerous reasons, including:

•	preclinical and clinical trial results;

•	delays in manufacturing, or the inability to manufacture, product for use in clinical trials or for sale following regulatory approval, if any;

•	competitive products with superior safety and efficacy profiles;

•	patent conflicts or unenforceable intellectual property rights;

•	failures or delays in obtaining regulatory approvals;

•	demand for the particular product; and

•	other factors that could make the product uneconomical.

If we incur significant expenses for a potential drug candidate that is not successfully developed and/or commercialized, we might not receive expected milestone, royalties and other payments associated with the drug candidate which could have a material adverse effect on our business, financial condition, results of operations and prospects.

Our operations might be affected by the occurrence of a natural disaster or other catastrophic event.

We depend on our customers’, collaboration partners’ and our own laboratories and other facilities for the continued operation of our business. Although we have contingency plans in effect for natural disasters or other catastrophic events, these events, including terrorist attacks and natural disasters such as hurricanes or ice storms, could still disrupt our operations or those of our customers and collaboration partners, which would also affect us. Even though we carry business interruption insurance policies and typically have provisions in our contracts that protect us in certain events, we might suffer losses as a result of business interruptions that exceed the coverage available under our insurance policies or for which we do not have coverage. Any natural disaster or catastrophic event affecting us or our customers or collaboration partners could have a significant negative impact on our operations.

Our development operations might be affected if there was a disruption to the air travel system.

Our specialty central laboratories and some of our other discovery and development services are heavily reliant on air travel for transport of clinical trial kits and other materials and people, and disruption to the air travel system could have a material adverse effect on our development business. While we have developed contingency plans for a variety of events that could disrupt or limit available air transportation, these plans might not be effective or sufficient to avert such a material adverse effect.

Because our stock price is volatile, our stock price could experience substantial declines.

The market price of our common stock has historically experienced and might continue to experience volatility. Our quarterly operating results, changes in general conditions in the economy or the financial markets and other developments affecting us or our competitors could cause the market price of our common stock to fluctuate substantially. In addition, in recent years, the stock market has experienced significant price and volume fluctuations. The market, and in particular pharmaceutical and biotechnology companies, has also experienced significant decreases in value in the past. This volatility and market decline have affected the market prices of securities issued by many companies, often for reasons unrelated to their operating performance, and might adversely affect the price of our common stock.

Item 2. Properties

As of February 2, 2004, we had 59 offices located in 26 countries on six continents. Our principal executive offices are located in Wilmington, North Carolina. We own and operate four facilities, including a 52-bed Phase I facility in Leicester, England, a building in Kersewell, Scotland, a laboratory building in Brussels, Belgium and a building in Durham, North Carolina. We lease all our other facilities. We believe that our facilities are adequate for our operations and that suitable additional space will be available when needed. The locations, approximate square footage and lease expiration dates of our operating facilities comprising more than 10,000 square feet as of February 2, 2004 were as follows:

Location	Group	Approximate Square Footage	Lease Expiration Dates
Morrisville, North Carolina	Development and Discovery	305,000	8/31/09 - 1/23/15
Wilmington, North Carolina	Development	192,000	1/31/05 - 8/31/09
Austin, Texas	Development	158,000	3/31/04 - 11/30/10
Middleton, Wisconsin	Development	102,000	7/31/10 - 11/30/11
Richmond, Virginia	Development	79,000	8/31/04 - 8/31/14
Highland Heights, Kentucky	Development	72,000	12/31/04
Menlo Park, California	Development	60,000	6/1/12
Blue Bell, Pennsylvania	Development	43,000	8/31/10
Granta Park, United Kingdom	Development	28,000	3/30/16
Brussels, Belgium	Development	28,000	9/30/08
San Bruno, California	Development	18,000	11/30/04
Maisons Alfort, France	Development	17,000	11/09/10
Hamilton Square, New Jersey	Development	16,000	5/31/07
San Diego, California	Development	15,000	5/31/08
Westminster, Colorado	Development	15,000	1/31/05
Columbia, Maryland	Development	15,000	7/31/08
Madrid, Spain	Development	12,000	10/30/04
Munich, Germany	Development	12,000	11/30/05
Warsaw, Poland	Development	12,000	9/30/04
Johannesburg, South Africa	Development	11,000	1/31/06

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

Item 4. Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2003.

Executive Officers

The following table contains information concerning our executive officers as of February 2, 2004:

Name	Age	Position(s)
Fredric N. Eshelman., Pharm.D.	55	Vice Chairman, Chief Executive Officer
Fred B. Davenport, Jr.	52	President, Assistant Secretary
Paul S. Covington, M.D.	47	Executive Vice President – Development
Linda Baddour	45	Chief Financial Officer, Treasurer, Assistant Secretary
W. Richard Staub	41	Senior Vice President – Global Business Development

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

Paul S. Covington, M.D. is our Executive Vice President – Development. Dr. Covington joined us in September 1991 as a Medical Director. He was promoted from Senior Vice President to his current position in January 2002. He is board certified in internal medicine and licensed in North Carolina and Alabama. Prior to joining us, Dr. Covington was in private practice in Clanton, Alabama from 1985 to 1990 where he served as Chief of Staff and Director of Critical Care and Cardiopulmonary for the local hospital. From 1991 to 1992, he was Medical Director for the Birmingham site of Future Healthcare Research Centers.

Linda Baddour is our Chief Financial Officer, Treasurer, and Assistant Secretary. Ms. Baddour joined PPD in December 1995. Ms. Baddour was promoted to Chief Accounting Officer in 1997 and to Chief Financial Officer in 2002. Prior to her employment by us, Ms. Baddour was the Controller for Cooperative Bank from 1980 to 1995. Ms. Baddour is a Certified Public Accountant.

W. Richard Staub is our Senior Vice President – Global Business Development. Mr. Staub joined PPD as Director, Business Development Phase II-IV, in January 1997. He has subsequently been promoted through numerous management positions in Business Development including Executive Director and Vice President, Business Development, Phase II-IV, the Americas. Prior to his employment by us, Mr. Staub spent nine years at Zeneca Pharmaceuticals, holding positions in sales, market research and product marketing.

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

	2002		2003
	High	Low	High	Low

First Quarter	$35.31	$26.86	$32.24	$21.76

Second Quarter	$34.90	$22.10	$30.55	$23.96

Third Quarter	$26.34	$16.06	$29.40	$22.30

Fourth Quarter	$31.70	$19.25	$31.41	$23.76

As of February 2, 2004, there were approximately 14,600 holders of our common stock.

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

Item 6. Selected Consolidated Financial Data

The following table represents selected historical consolidated financial data. The statement of operations data for the years ended December 31, 2001, 2002 and 2003 and balance sheet data at December 31, 2002 and 2003 are derived from our audited consolidated financial statements included elsewhere in this report. The statement of operations data for the year ended December 31, 1999 and 2000, and the balance sheet data at December 31, 1999, 2000 and 2001 are derived from audited consolidated financial statements not included in this report. The historical results are not necessarily indicative of the operating results to be expected in the future. The selected financial data should be read together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and notes to the financial statements.

Consolidated Statement of Operations Data (in thousands, except per share data):

	Year Ended December 31,
	1999	2000	2001	2002	2003
Net revenues	$328,414	$372,650	$460,633	$608,657	$726,983

Operating expenses (1)	291,488	329,103	388,041	500,212	651,963
Merger costs, gain on sale of assets and restructuring charges	218	—	—	—	(3,821)

	291,706	329,103	388,041	500,212	648,142

Income from operations	36,708	43,547	72,592	108,445	78,841
Impairment of equity investments, net	—	—	—	(33,787)	(10,078)
Other income, net	4,337	7,284	5,414	3,989	2,482

Income from continuing operations before provision for income taxes	41,045	50,831	78,006	78,647	71,245
Provision for income taxes	12,154	18,521	28,747	38,645	24,935

Income from continuing operations before equity in net loss of investee	28,891	32,310	49,259	40,002	46,310
Equity in net loss of investee, net of income taxes	—	—	92	105	—

Net income from continuing operations	28,891	32,310	49,167	39,897	46,310
Loss from operations of discontinued environmental sciences segment, net (2)	(395)	—	—	—	—

Net income	$28,496	$32,310	$49,167	$39,897	$46,310

Income from continuing operations per share:
Basic	$0.59	$0.65	$0.95	$0.73	$0.83

Diluted	$0.58	$0.64	$0.94	$0.72	$0.82

Loss from discontinued operations per common share:
Basic	$(0.01)	$—	$—	$—	$—

Diluted	$(0.01)	$—	$—	$—	$—

Net income per common share:
Basic	$0.58	$0.65	$0.95	$0.73	$0.83

Diluted	$0.57	$0.64	$0.94	$0.72	$0.82

Weighted average number of common shares outstanding:
Basic	49,132	49,930	51,689	54,710	55,774
Dilutive effect of stock options	574	424	805	633	512

Diluted	49,706	50,354	52,494	55,343	56,286

Consolidated Balance Sheet Data (in thousands):
	As of December 31,
	1999	2000	2001	2002	2003
Cash and cash equivalents	$61,251	$76,411	$143,173	$181,224	$110,102
Working capital (3)	104,973	106,903	152,829	187,696	156,601
Total assets	288,703	344,915	465,400	692,120	774,443
Long-term debt and capital lease obligations, including current portion	570	1,967	3,074	8,406	7,662
Shareholders’ equity	192,464	233,943	302,635	440,337	512,521

(1)	For 2003, operating expenses includes the $65.0 million cash payment to Eli Lilly & Company to acquire Lilly’s rights to dapoxetine.
(2)	Discontinued operations consist of the environmental sciences group sold in January 1999.
(3)	Working capital equals current assets minus current liabilities.

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

Overview

We are a global clinical research organization, or CRO, providing drug discovery and development services to pharmaceutical, biotechnology and medical device companies and to government agencies. Most of our revenues and cash are generated from these services. We have also entered into compound partnering or risk-sharing arrangements with pharmaceutical and biotechnology companies to develop and commercialize potential drug candidates.

Because our revenues are dependent on a relatively small number of industries and clients, we closely monitor the market for CRO services. For a discussion of the trends affecting our market, see “Item 1. Business—Trends Affecting the Drug Discovery and Development Industry” above. In the first half of 2003, the market for CRO services was less robust than in 2002 and our new business authorizations for the first two quarters of 2003 were lower than we expected. In response, we refocused our business development and operational efforts. We believe those efforts, together with a stronger market for CRO services in the second half of the year, resulted in higher new authorizations in the third and fourth quarters of 2003.

Although we cannot predict the demand for CRO services in 2004, we believe the overall market continues to improve. To increase authorizations in 2004, we must continue to concentrate upon our business development efforts and to consistently provide timely, high quality services to our clients. We believe there are several specific opportunities for growth in 2004. We currently conduct a significant amount of government-sponsored research, and plan to continue our efforts to win new opportunities in this market. We have also had an increase in demand for our Phase I services and we plan to expand our Phase I clinic in Austin, Texas. We also believe the demand for our post-marketing development services will continue to grow and we will also seek to expand our medical device offerings with the acquisition of Eminent Research Systems in 2003. Finally, we believe that we can increase the client base and service offerings for our laboratories.

We review various metrics, including period-to-period growth in backlog, new authorizations, revenue, margins and earnings, to evaluate our financial performance. In 2003, although cancellation rates were approximately 2% higher than 2002, our new authorizations exceeded $1.0 billion and backlog grew 15% from $974.4 million on December 31, 2002 to $1,120 million at the end of 2003. For a detailed discussion of our revenue, margins, earnings and other financial results for 2003, see “Results of Operations – Year Ended December 31, 2003 versus Year Ended December 31, 2002” below.

Our compound partnering arrangements allow us to leverage our resources and global drug development expertise to create new opportunities for growth and to share the risks and potential rewards of drug development with our collaborative partners. In 2003, in addition to existing collaborations with ALZA and Bayer, we entered into new collaborations with Syrrx and Chemokine Therapeutics. For a discussion of these compound partnering arrangements, see “Item 1. Business – Our Services – Our Discovery Sciences Group – Compound Partnering Programs” above. In 2004, we expect to advance the development of the potential drug candidates associated with our existing compound partnering arrangements, and we should increase the number of candidates in various stages of human trials by the end of year. As a result of this strategy, we expect to incur significant R&D expense in 2004 in connection with these efforts. Furthermore, in addition to progressing our existing collaborations, we will continue to evaluate other opportunities for investment in this arena that we believe will help us achieve our mid- to long-term growth objectives.

Acquisitions

In 2002, we completed four acquisitions. For details regarding these acquisitions, see Note 2 to the Notes to Consolidated Financial Statements.

In July 2003, PPD acquired Eminent Research Systems, a clinical research organization specializing in medical device development, and Clinsights, a company affiliated with Eminent through common ownership that provides a range of post-market services to medical device and related pharmaceutical companies and operates proprietary web sites for the dissemination of medical information, online research and product marketing. Eminent and Clinsights are now part of the Development segment of PPD. The results of operations are included in our consolidated condensed results of operations as of and since July 18, 2003, the effective date of the acquisitions. PPD acquired Eminent and Clinsights for total consideration of $25.0 million in cash.

We accounted for all of the acquisitions in 2002 and 2003 under the purchase method. The purchase price for these acquisitions was allocated based on the estimated fair values of the assets and liabilities. Accordingly, the estimated fair value of assets acquired and liabilities assumed were included in our condensed consolidated balance sheet as of the effective date of the acquisitions. The results of operations are included in our condensed consolidated results of operations as of and since the effective dates of the acquisitions. For further details regarding these acquisitions, see Note 2 to the Notes to Consolidated Financial Statements.

Investments

In April 2003, the Company purchased 2.0 million shares of Chemokine Therapeutics Series A convertible preferred stock for $2.7 million. In September 2003, the Company purchased 4.4 million shares of SurroMed Series F convertible preferred stock in exchange for $12.0 million in cash and $12.0 million in tangible assets and intellectual property. In November 2003, the Company purchased 4.8 million shares of Syrrx, Series F convertible preferred stock for $25.0 million.

As a result of management’s quarterly evaluations of our equity investments, during 2003 the Company recorded charges to earnings for other than temporary declines in the fair market value of its investments in BioDelivery Sciences International of $1.4 million, Spotlight Health of $3.9 million, SLIL Biomedical of $4.7 million and Signature Bioscience (formerly Primecyte) of $0.2 million. See Note 7 to the Notes to Consolidated Financial Statements for a more detailed discussion of these investments.

New Business Authorizations and Backlog

We record new business authorizations, or sales of the Company’s services, when we receive a letter of intent, verbal commitment or when a contract is awarded. Authorizations can vary significantly from quarter to quarter, and contracts can have terms ranging from several months to several years. We recognize revenue on these authorizations as services are performed. Our new authorizations for the years ended December 31, 2001, 2002 and 2002 were $741.1 million, $1,002.5 million and $1,068.2 million, respectively.

Our backlog consists of anticipated net revenues from letters of intent, verbal commitments and contracts that either have not started but are anticipated to begin in the near future or are in process and have not been completed. Amounts included in backlog represent future revenues and exclude revenues that have been recognized previously in our statement of operations. Once contracted work begins, net revenue is recognized over the life of the contract. Our ending backlog for the years ended December 31, 2001, 2002 and 2002 was $674.2 million, $974.4 million and $1,120.2 million, respectively.

Results of Operations

Revenue Recognition

We recognize revenues from fixed-price contracts on a proportional performance basis in our Development Group. To measure performance on a given date, we compare direct costs incurred as of that date to estimated total contract direct costs. We believe this is the best indicator of the performance of the contractual obligations because the costs relate to the amount of labor incurred to perform the service. For time-and-materials contracts, we recognize revenues as hours are incurred, multiplied by the applicable billable rate in both our Development Group and Discovery Sciences Group. For our Phase I and laboratory businesses, we recognize revenues from unitized contracts as subjects or samples are tested, multiplied by the applicable unit price.

In connection with the management of multi-site clinical trials, we pay on behalf of our customers fees to investigators and test subjects, and other out-of-pocket costs for items such as travel, printing, meetings, and couriers. Our clients reimburse us for these costs. As required by EITF 01-14, amounts paid by us as a principal for out-of-pocket costs are included in direct costs as reimbursable out-of-pocket expenses and the reimbursements we receive as a principal are reported as reimbursed out-of-pocket revenues. Amounts paid by us as an agent for out-of-pocket costs are combined with the corresponding reimbursements, or revenues, we receive as an agent in the statement of operations. During the twelve months ended December 31, 2001, 2002 and 2003, fees paid to investigators and other fees that PPD received as an agent and the associated reimbursements were approximately $127.0, $157.5 and $173.1 million, respectively.

Most of the contracts for our Development Group can be terminated by our clients either immediately or after a specified period following notice by the client. These contracts typically require payment to us of expenses to wind down a study, payment to us of fees earned to date, and in some cases, a termination fee or some portion of the fees or profit that we could have earned under the contract if it had not been terminated early.

Discovery Sciences Group revenues also include nonrefundable technology license fees and milestone payments. The non-refundable license fees are generally up-front payments for the initial license of and access to our technology. For nonrefundable license fees received at the initiation of license agreements for which we have an ongoing research and development commitment, we defer these fees and recognize them ratably over the period of the related research and development. For nonrefundable license fees received under license agreements where our continued performance of future research and development services is not required, we recognize revenue upon delivery of the technology. In addition to license fees, our Discovery Sciences Group also generates revenue from time to time in the form of milestone payments. Milestone payments are only received and recognized as revenues if the specified milestone is achieved and accepted by the customer and continued performance of future research and development services related to that milestone are not required. Although these payments are typically lower than up-front license fees, these payments can be significant because they are triggered as a result of achieving specified scientific milestones. We receive milestone payments in connection with licensing compounds.

Recording of Expenses

We record our operating expenses among the following categories:

•	direct costs;

•	research and development;

•	selling, general and administrative;

•	depreciation;

•	amortization;

•	gain on sale of assets; and

•	restructuring charges.

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

Research and development, or R&D, expenses consist primarily of patent expenses, labor and related benefit charges associated with personnel performing internal research and development work, supplies associated with this work, and an allocation of facility and information technology costs.

Selling, general and administrative, or SG&A, expenses consist primarily of administrative payroll and related benefit charges, sales, advertising and promotional expenses, recruiting and relocation expenses, administrative travel, an allocation of facility and information technology costs, and costs related to operational employees performing administrative tasks.

Depreciation expenses consist of depreciation costs recorded on a straight-line method, based on estimated useful lives of 40 to 50 years for buildings, five years for laboratory equipment, two to three years for software, three to five years for computers and related equipment, and five to ten years for furniture and equipment, except for our airplane, which we are depreciating over 30 years. Leasehold improvements are depreciated over the shorter of the respective lives of the leases or the useful lives of the improvements. Property under capital leases is depreciated over the life of the lease or the service life, whichever is shorter.

Amortization expenses consist of amortization costs recorded on intangible assets on a straight-line method over the life of the intangible assets. The excess of the purchase price of a business acquired over the fair value of net tangible assets, identifiable intangible assets and acquired in-process research and development costs at the date of the acquisition has been assigned to goodwill. Goodwill was being amortized over periods of 10 to 25 years prior to January 1, 2002. We adopted SFAS No. 142 “Goodwill and Other Intangible Assets” as of January 1, 2002 and no longer amortize goodwill.

In July 2003, PPD announced the restructuring of its Discovery Sciences segment to focus on its other discovery sciences businesses. As a part of this restructuring, PPD purchased 4.4 million shares of SurroMed Series F convertible preferred stock in exchange for $12.0 million in cash and $12.0 million in certain tangible assets and intellectual property from our Menlo Park operations. The value of the tangible assets and intellectual property was based on an independent appraisal. PPD recorded a gain on sale of assets of $5.7 million as a result of this transaction. The majority of the remaining Menlo Park tangible assets were transferred to the CRO Phase II through IV division and the remaining discovery sciences operations. PPD also entered into agreements with SurroMed to purchase biomarker discovery services from SurroMed for $6.0 million over a period of four years and to serve as a non-exclusive representative to market and sell additional SurroMed biomarker discovery services.

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

Year Ended December 31, 2003 Versus Year Ended December 31, 2002

The following table sets forth amounts from our consolidated financial statements along with the dollar and percentage change for the full year of 2003 compared to the full year of 2002.

(dollars in thousands)	Year Ended December 31,
	2003	2002	$ Inc (Dec)	% Inc (Dec)
Net revenue:
Development revenues	$654,019	$545,139	$108,880	19.97%
Discovery sciences revenues	15,479	17,510	(2,031)	-11.60%
Reimbursed out-of-pockets	57,485	46,008	11,477	24.95%

Total net revenue	726,983	608,657	118,326	19.44%

Direct costs:
Development	316,942	261,169	55,773	21.36%
Discovery sciences	7,741	7,831	(90)	-1.15%
Reimbursable out-of-pocket expenses	57,485	46,008	11,477	24.95%

Total direct costs	382,168	315,008	67,160	21.32%

Research and development expenses	74,941	10,540	64,401	611.02%
Selling, general and administrative expenses	166,253	150,433	15,820	10.52%
Depreciation	26,968	23,189	3,779	16.30%
Amortization	1,633	1,042	591	56.72%
Gain on sale of assets	(5,738)	—	(5,738)
Restructuring charges	1,917	—	1,917

Income from operations	78,841	108,445	(29,604)	-27.30%

Impairment of equity investments, net	(10,078)	(33,787)	23,709	-70.17%
Other income (expense), net	2,482	3,989	(1,507)	-37.78%

Income before taxes	71,245	78,647	(7,402)	-9.41%
Provision for income taxes	24,935	38,645	(13,710)	-35.48%

Income before equity in net loss of investee	46,310	40,002	6,308	15.77%

Equity in net loss of investee	—	105	(105)

Net income	$46,310	$39,897	$6,413	16.07%

Net income per diluted share	$0.82	$0.72	$0.10	14.13%

Total net revenue increased to $727.0 million in 2003. The increase in total net revenue resulted from increases in our Development Group revenues and reimbursed out-of-pockets, partially offset by a decrease in Discovery Science revenues. The Development Group’s operations generated net revenue of $654.0 million, which accounted for 90.0% of total net revenue for 2003. The 20.0% increase in the Development Group’s net revenue was primarily attributable to an increase in the amount of global CRO Phase II through IV services we provided in 2003 as compared to 2002. The increase in global CRO Phase II through IV revenue was due primarily to maintaining our market share in the pharmaceutical market and increasing our share of the biotechnology market. Net revenue for the Development Group also increased by approximately $5.6 million due to the effect of the weakening of the U.S. dollar relative to the euro and the British pound during 2003.

The Discovery Sciences Group generated net revenue of $15.5 million in 2003, a decrease of $2.0 million from 2002. The decrease in the Discovery Sciences net revenue was mainly attributable to a reduction in net revenue from functional genomics services and chemistry services of $7.4 million and $2.0 million, respectively, due to fewer contracts for these services in 2003. We discontinued functional genomics and chemistry services in the third quarter of 2003 and the first quarter of 2004, respectively. The decreases in 2003 Discovery Sciences net revenue were partially offset by a milestone payment of $5.0 million that we earned under our sublicense agreement with ALZA as a result of the initiation of Phase III clinical trials of dapoxetine, and by an increase of $3.0 million in net revenue associated with our preclinical oncology operation, which we acquired in April 2002. As announced in early January 2004, we amended our sublicense agreement with ALZA. Under the terms of the amendment, ALZA has made a cash payment to us of $5.0 million in the first quarter of 2004. We do not expect to receive any additional milestone payments under this agreement in 2004.

Total direct costs increased to $382.2 million in 2003. Development Group direct costs increased to $316.9 million in 2003. This increase resulted primarily from increased personnel costs of $32.2 million due to hiring additional employees in our global CRO Phase II through IV division and to annual salary increases. Development Group direct costs increased as a percentage of related net revenue from 47.9% in 2002 to 48.5% in 2003. Direct costs, as a percentage of net revenues, have and are expected to fluctuate from one period to another as a result of changes in labor utilization and the mix of service offerings involved in the hundreds of studies conducted during any period of time.

Discovery Sciences direct costs decreased to $7.7 million in 2003. This decrease resulted from a decline in direct costs of $3.5 million related to our functional genomics services and chemistry services due in each case to fewer contracts being performed in these areas in 2003. We will not be generating any direct costs from functional genomics or chemistry services in the future because we discontinued offering these services in third quarter of 2003 and first quarter of 2004, respectively. These decreases were partially offset by an increase in direct costs associated with sublicensing dapoxetine of $2.5 million and the direct costs of $1.5 million associated with our preclinical oncology operations, which we acquired in April 2002.

R&D expenses increased to $74.9 million in 2003. In the fourth quarter of 2003, the Company acquired from Eli Lilly & Company the patents for the compound dapoxetine for development in the field of genitourinary disorders. PPD paid Lilly $65.0 million in cash and agreed to pay Lilly a royalty of 5% on annual sales of dapoxetine, if any, in excess of $800 million. The $65.0 million payment to Lilly was recorded to research and development expenses because dapoxetine is still in development and has not been approved for sale in any country. Excluding that payment, R&D expenses decreased $0.6 million in 2003 compared to 2002 due to the closing of our functional genomics operations. We expect to incur significant R&D expenses in 2004 in connection with our existing compound partnering arrangements.

SG&A expenses increased to $166.3 million in 2003. The increase was primarily attributable to additional personnel costs of $14.0 million attributable to administrative tasks which are not directly related to client projects, such as training costs. This was partially offset by a decrease in recruitment agency fees of $1.6 million. As a percentage of net revenue, SG&A expenses decreased to 22.9% in 2003 from 24.7% for 2002. This decrease is primarily attributable to the increase in net revenue and leveraging our SG&A expenses.

Depreciation expense increased to $27.0 million in 2003. The increase was related to the depreciation of the property and equipment we acquired to accommodate our growth. Capital expenditures were $31.7 million in 2003. Capital expenditures primarily included additional spending in the Development Group to enhance and expand our information technology capacity. We expect our capital expenditures to be approximately $30 to $35 million in 2004, with the majority of the anticipated spending related to continued information technology enhancement and expansion.

Amortization expenses in 2003 totaled $1.6 million. The $0.5 million increase in amortization expense over 2002 was due to the amortization expense for a license agreement in the Discovery Sciences Group that was placed into service during 2003.

Operating income decreased to $78.8 million in 2003. As a percentage of net revenue, operating income decreased to 10.8% of net revenue in 2003 from 17.8% in 2002. Operating income in 2003 includes the $65.0 million payment to Lilly, a $5.7 million gain on the sale of assets, and a $1.9 million charge related to the restructuring of the Discovery Sciences Group. The aggregate impact of these items was a $61.2 million reduction in operating income for 2003. Operating income was also negatively impacted by approximately $6.7 million due to the effect of the weakening of the U.S. dollar relative to the euro and the British pound, partially offset by the strengthening of the U.S. dollar relative to the Brazilian real during 2003. Although these currency movements increased net revenue in the aggregate, the negative impact on operating income is attributable to dollar-denominated contracts for services rendered in countries other than the United States. In these cases, revenue is not impacted by the weakening of the U.S. dollar, but the costs associated with performing these contracts, which are paid in local currency, are negatively impacted when translated to the U.S. dollar.

During 2003, we recorded charges to earnings for other than temporary declines in the fair market value of our investments in SLIL Biomedical of $4.7 million, Spotlight Health of $3.9 million, Signature Bioscience (formerly Primecyte) of $0.2 million and BioDelivery Sciences of $1.4 million. We determined that SLIL and Primecyte were impaired primarily as a result of the market condition of their respective industries, historical and projected performance and expected cash needs of the individual companies. We recorded the write-down of our investment in Spotlight Health primarily based on its historical and projected financial performance and issuance of shares to a new investor at a lower valuation. BioDelivery Sciences is a publicly traded company, so we based its write-down on the closing price of its securities as of December 31, 2003. Although these securities had traded above cost for short periods of time throughout 2003, we believe that due to the uncertainty of BioDelivery Sciences’ strategic direction, the decline in value as of each of these periods was other than temporary and therefore we recorded the charges to earnings. Prior to the third quarter of 2003, market fluctuations were recorded through our equity accounts.

In 2002, we recorded charges to earnings for other than temporary declines in the fair market value of our investment in Gallery Systems of $1.5 million and our investment in Intrabiotics Pharmaceuticals of approximately $0.3 million. We also recorded a $32.0 million write-down of the carrying value of our investment in DNA Sciences for an other than temporary decline in value in 2002. At the time of the write-down, we deemed our investment in DNA Sciences to be impaired as a result of historical and projected performance, cash needs and an independent valuation of the market value of DNA Sciences. DNA Sciences subsequently filed bankruptcy and we no longer have any ownership interest in that entity.

Our provision for income taxes decreased to $24.9 million in 2003. This decrease in income tax expense was due to the impact on taxable income of acquiring the patents for the compound dapoxetine. The resulting effective tax rate of 35% in 2003 was due to the change in the geographic distribution of our pretax earnings among locations with varying tax rates. During 2002, we recorded impairments of equity investments of $33.8 million. Because we were uncertain if we would use the deduction related to the impairments prior to its expiration, we recorded a valuation allowance of $11.2 million in 2002, thus providing a tax benefit of only $2.3 million in the provision for income taxes in that year. Our effective income tax rate for 2002 was 49.1% which takes into account the $2.3 million tax benefit related to the impairment of equity investments. The tax expense recorded when the $11.2 million valuation allowance was established accounted for 12.6% of the total 49.1% rate.

Net income of $46.3 million in 2003 represents an increase of $6.4 million from $39.9 million in 2002. Net income for 2003 includes a charge of $10.1 million for impairment of equity investments, net. This charge, together with the payment to Lilly of $65.0 million, the gain on sale of assets of $5.7 million and the restructuring charges of $1.9 million, resulted in an aggregate impact of $44.8 million, net of tax. Net income per diluted share of $0.82 in 2003 represents an increase from $0.72 net income per diluted share in 2002. Net income per diluted share of $0.82 in 2003 includes an aggregate impact of $0.80 earnings per share, net of tax, for the items mentioned above. Net income per diluted share of $0.72 for 2002 includes a $0.57 charge for the impairment of our equity investments and the related tax benefit.

Year Ended December 31, 2002 Versus Year Ended December 31, 2001

The following table sets forth amounts from our consolidated financial statements along with the dollar and percentage change for the full year of 2002 compared to the full year of 2001.

	Year Ended December 31,
(dollars in thousands)	2002	2001	$ Inc (Dec)	% Inc (Dec)
Net revenue:
Development revenues	$545,139	$403,701	$141,438	35.04%
Discovery sciences revenues	17,510	27,840	(10,330)	-37.10%
Reimbursed out-of-pockets	46,008	29,092	16,916	58.15%

Total net revenue	608,657	460,633	148,024	32.13%
Direct costs:
Development	261,169	196,078	65,091	33.20%
Discovery sciences	7,831	11,794	(3,963)	-33.60%
Reimbursable out-of-pocket expenses	46,008	29,092	16,916	58.15%

Total direct costs	315,008	236,964	78,044	32.93%

Research and development expenses	10,540	4,422	6,118	138.35%
Selling, general and administrative expenses	150,433	126,391	24,042	19.02%
Depreciation	23,189	19,200	3,989	20.78%
Amortization	1,042	1,064	(22)	-2.07%

Income from operations	108,445	72,592	35,853	49.39%
Impairment of equity investments	(33,787)	—	(33,787)
Other income (expense), net	3,989	5,414	(1,425)	-26.32%

Income before taxes	78,647	78,006	641	0.82%
Provision for income taxes	38,645	28,747	9,898	34.43%

Income before equity in net loss of investee	40,002	49,259	(9,257)	-18.79%

Equity in net loss of investee	105	92	13

Net income	$39,897	$49,167	$(9,270)	-18.85%

Net income per diluted share	$0.72	$0.94	$(0.22)	-23.03%

Total net revenue increased to $608.7 million in 2002. The increase in total net revenue resulted from increases in our Development Group revenues and reimbursed out-of-pockets, partially offset by a decrease in Discovery Science revenues. The Development Group’s operations generated revenue of $545.1 million, which accounted for 89.6% of total net revenue in 2002. The increase in the Development Group’s net revenue was primarily attributable to the increase in the global CRO Phase II through IV services provided during 2002. The growth of our Development Group revenues in 2002 resulted from gaining market share. In addition, acquisitions in the Development Group completed during 2002 contributed net revenue of $49.4 million for 2002.

The Discovery Sciences Group generated net revenue of $17.5 million in 2002. The higher 2001 Discovery Sciences’ net revenue was primarily attributable to a milestone payment of $10.0 million that was paid to us in the first quarter of 2001 under our sublicense agreement with ALZA.

Total direct costs increased to $315.0 million in 2002. Development Group direct costs increased to $261.2 million in 2002 as compared to $196.1 million for 2001. This increase resulted primarily from increased personnel costs of $41.8 million due to hiring additional employees in our global CRO Phase II through IV division and to annual salary increases. In addition, direct costs increased due to the direct costs of $24.8 million associated with acquisitions completed during 2002. Development Group direct costs decreased as a percentage of related net revenue from 48.6% in 2001 to 47.9% in 2002. Direct costs, as a percentage of net revenues, tend to and are expected to fluctuate from one period to another as a result of changes in labor utilization and the mix of service offerings involved in the hundreds of studies conducted during any period of time.

Discovery Sciences direct costs decreased to $7.8 million in 2002. The higher 2001 Discovery Sciences direct costs were primarily due to $5.0 million in costs under our dapoxetine sublicense agreement with ALZA.

R&D expenses increased to $10.5 million in 2002. This increase was primarily attributable to an increase in spending on R&D in the Discovery Sciences Group to develop intellectual property. As of the end of 2002, the number of employees in the Discovery Sciences Group working on internal R&D projects had nearly doubled from the end of 2001.

SG&A expenses increased to $150.4 million in 2002. The increase was primarily attributable to additional personnel costs of $16.1 million attributable to administrative tasks which are not directly related to client projects, such as training costs. In addition, we had an increase in recruiting costs of $1.0 million and travel costs of $1.9 million. As a percentage of net revenue, SG&A expenses decreased to 24.7% in 2002 from 27.4% for 2001. This decrease is primarily attributable to the increase in revenue and leveraging our SG&A expenses.

Depreciation expense increased to $23.2 million in 2002. The increase was related to the depreciation of the property and equipment we acquired to accommodate our growth. Capital expenditures were $36.5 million in 2002. The majority of our capital investment in 2002 consisted of $11.3 million for additional facility and equipment costs to increase laboratory capacity, $4.3 million in costs to enhance and expand our information technology capacity and $5.2 million in costs related to computer software and hardware for new and existing employees.

Amortization expenses in 2002 totaled $1.0 million. During 2002, amortization of backlog associated with the acquisition of MRL accounted for $0.9 million of the amortization expense. During 2001, amortization of goodwill accounted for $0.9 million of the amortization expense. We adopted SFAS No. 142 as of January 1, 2002 and no longer amortize goodwill in our financial statements. See Note 5 to the Notes to Consolidated Financial Statements for a more detailed discussion of SFAS 142.

Operating income increased to $108.4 million in 2002. As a percentage of net revenue, operating income increased to 17.8% in 2002 from 15.8% in 2001. This increase was primarily due to our revenue growth and our focus on controlling the increase in both direct and administrative costs.

During 2002, we recorded a $32.0 million write-down of the carrying value of our investment in DNA Sciences for an other than temporary decline in value. At the time of the write-down, we deemed our investment in DNA Sciences to be impaired as a result of historical and projected performance, cash needs and an independent valuation of the market value of DNA Sciences. During the fourth quarter of 2002, we recorded an impairment of equity investment of $1.8 million to write down the carrying value of our investments in Gallery Systems (formerly Digital Arts and Sciences Corporation) and IntraBiotics Pharmaceuticals for an other than temporary decline in value. We deemed Gallery Systems and Intrabiotics Pharmaceuticals to be impaired primarily as a result of the market condition of their respective industries, historical and projected performance and expected cash needs of the individual companies.

Our provision for income taxes increased to $38.6 million in 2002. During 2002, we recorded impairments of equity investments of $33.8 million. Because we were uncertain if we would use the deduction related to the impairments prior to its expiration, we recorded a valuation allowance of $11.2 million in 2002, thus providing a tax benefit of only $2.3 million in the provision for income taxes in that year. Our effective income tax rate for 2002 was 49.1% which takes into account the $2.3 million tax benefit related to the impairment of equity investments. The tax expense recorded when the $11.2 million valuation allowance was established accounted for 12.6% of the total 49.1% rate. Our effective tax rate for 2001 was 36.8%.

Net income of $39.9 million in 2002 represents a decrease of $9.3 million from $49.2 million in 2001. Net income for 2002 includes $33.8 million of impairment of equity investments and $2.3 million related to tax benefit. Net income per diluted share of $0.72 in 2002 represents a decrease from $0.94 in net income per diluted share in 2001. Net income per diluted share of $0.72 for 2002 includes a $0.57 charge for the impairment of equity investments, net of the related tax benefit.

Liquidity and Capital Resources

As of December 31, 2003, we had $110.1 million of cash and cash equivalents on hand. Our expected primary cash needs on both a short and long-term basis are for capital expenditures, expansion of services, possible acquisitions, geographic expansion, working capital and other general corporate purposes. We have historically funded our operations and growth, including acquisitions, with cash flow from operations, borrowings and sales of our stock. We are exposed to changes in interest rates on cash equivalents and amounts outstanding under notes payable. Our cash and cash equivalents are invested in financial instruments that are rated A or better by Standard & Poor’s or Moody’s and earn interest at market rates.

In 2003, our operating activities provided $13.6 million in cash as compared to $105.8 million last year. The decrease in cash flow from operations is primarily due to a $37.1 million increase in receivables due to increased revenue, an increase of $25.3 million in deferred income taxes primarily related to the $65.0 million payment to Lilly to acquire the patents for the compound dapoxetine and a $23.6 million decrease in impairments of investments for 2003. In 2003, net income of $46.3 million, impairment of equity investments of $10.2 million, and depreciation and amortization of $28.6 million were partially offset by a net increase of $41.4 million in net operating assets and liabilities, the increase of $25.3 million in deferred income taxes, and the gain on sale of assets of $5.7 million.

In 2003, our investing activities used $97.2 million in cash. The net cash used for acquisitions of $25.9 million, purchases of investments of $40.5 million and capital expenditures of $31.7 million were partially offset by $0.5 million received from the repayment of notes receivable. We expect our capital expenditures to be approximately $30 to $35 million in 2004, with the majority of the anticipated spending related to continued information technology enhancement and expansion.

In 2003, our financing activities provided $7.0 million in cash, as net proceeds from stock option exercises and purchases under our employee stock purchase plan totaling $9.7 million were partially offset by $0.9 million in repayments of long-term debt and $1.8 million in repayments of capital lease obligations.

Working capital as of December 31, 2003 was $156.6 million, compared to $187.7 million at December 31, 2002. The decrease in working capital was due primarily to the decrease in cash of $71.1 million which was partially offset by the increase in accounts receivable and unbilled services, net, of $42.5 million, increase in unearned income of $15.3 million and the increase in investigator advances of $6.5 million. The number of days’ revenue outstanding in accounts receivable and unbilled services, net of unearned income, also known as DSO, were 42.1 and 35.4 days as of December 31, 2003 and December 31, 2002, respectively. DSO is calculated by dividing accounts receivable and unbilled services less unearned income by average daily gross revenue for the period presented. Over the past three years, our year-to-date DSO has fluctuated between 30.8 days and 43.2 days. We expect DSO will fluctuate in the future depending on the mix of contracts performed within a quarter, the level of investigator advances and unearned income and our success in collecting receivables.

We maintain a defined benefit pension plan for certain employees and former employees in the United Kingdom. This pension plan was closed to new participants as of December 31, 2002. The projected benefit obligation for the benefit plan at December 31, 2003 and December 31, 2002, as determined in accordance with SFAS No. 87, “Employers Accounting for Pensions”, was $28.4 million and $19.8 million, respectively, and the value of the plan assets was $19.0 million and $13.3 million, respectively. As a result, the plan was under-funded by $9.4 million in 2003 and by $6.5 million in 2002, net of December contributions of $0.2 million and $0.1 million for 2003 and 2002, respectively. It is likely that the amount of our contributions to the plan will increase in future years. The amount of contributions to the plan for the years ended December 31, 2003 and 2002 were $2.2 million and $1.0 million, respectively. In addition, we expect the pension cost to be recognized in the financial statements will increase from the $1.6 million in 2003 to approximately $2.1 million in 2004. The expense to be recognized in future periods could continue to increase, depending upon the change in fair market value of the plan assets and change in the projected benefit obligation.

A decrease in the market value of plan assets and/or declines in interest rates are likely to cause the amount of the under-funded status to increase. After completion of the actuarial valuations in 2004 we could be required to record an additional reduction to shareholders’ equity. We recorded a reduction to shareholders’ equity in 2003 and 2002 of $0.7 million and $5.5 million, respectively. Moreover, given the impact that the discount rate and stock market performance have on the projected benefit obligation and market value of plan assets, future changes in either one of these may significantly reduce or increase the amount of our pension plan under-funding. However, we do not believe the under-funded status of the pension plan will materially affect our results of operations, financial position or cash flows.

In July 2003, we renewed our revolving credit facility for $50.0 million with Bank of America, N. A. Indebtedness under the facility is unsecured and subject to traditional covenants relating to financial ratios and restrictions on investments without prior approval. Borrowings under this credit facility are available to provide working capital and for general corporate purposes. As of December 31, 2003, there was no amount outstanding under this credit facility. However, the aggregate amount we are able to borrow has been reduced by $0.75 million due to outstanding letters of credit issued under this facility. This credit facility is currently scheduled to expire in June 2004, at which time any outstanding balance would be due. We expect to renew this credit facility prior to its expiration. In the past, we maintained a second revolving credit facility with Wachovia Bank, N.A. on substantially similar terms and conditions. However, based on our cash balance and historical ability to generate cash from operations, we elected not to renew our facility with Wachovia, and it expired on June 30, 2003.

In April 2000, we made an investment in Spotlight Health. In January 2001, we entered into an agreement with Spotlight Health and Wachovia to guarantee a $2.0 million revolving line of credit provided to Spotlight Health by Wachovia. Indebtedness under the line was unsecured and subject to traditional covenants relating to financial ratios. This credit facility expired on June 30, 2003. In July 2003, Spotlight Health replaced this credit facility with a new $2.0 million revolving line of credit from Bank of America. The new line of credit is on terms substantially similar to the prior line of credit. We continue to guarantee Spotlight’s obligations under the new credit facility, which is scheduled to expire on June 30, 2004, at which time any outstanding balance would be due. As of December 31, 2003, Spotlight Health had $2.0 million outstanding under this credit facility. In accordance with the requirements of FASB Statement No. 5, “Accounting for Contingencies”, and as clarified by FASB Interpretation No. 45, we have recorded a liability in the amount of $0.2 million for the fair value of the obligation we have assumed under this guarantee. We review the financial statements of Spotlight Health on a quarterly basis to determine if they have sufficient financial resources to continue operations. Future events and circumstances might adversely affect Spotlight Health’s financial condition and Spotlight Health might not be in the position to repay the facility, in which case Bank of America may attempt to collect on our guarantee of this facility.

In September 2003, PPD entered into agreements with SurroMed to purchase biomarker discovery services from SurroMed for $2.0 million, $2.0 million, $1.0 million and $1.0 million during the years ended December 31, 2004, 2005, 2006 and 2007, respectively, and to serve as a non-exclusive representative to market and sell additional SurroMed biomarker discovery services.

In November 2003, we entered into a collaboration agreement with Syrrx to jointly develop and commercialize Syrrx-designed human dipeptidyl peptidase IV, or DP4, inhibitors as drug products for the treatment of type 2 diabetes and other major human diseases. Under the terms of the agreement PPD will provide preclinical and clinical development resources and expertise for the collaboration, and will fund the majority of preclinical and clinical studies through Phase IIb development of selected DP4 inhibitors. PPD and Syrrx have agreed to share equally the costs of Phase III development. In addition, PPD will make milestone payments to Syrrx upon the occurrence of certain clinical and regulatory events. In the event of approval to market a drug product, PPD and Syrrx will share equally the profits from drug sales.

In April 2003, we made an equity investment in Chemokine Therapeutics to continue development of a proprietary peptide that might be useful as a blood recovery therapeutic agent. We anticipate this peptide will enter clinical trials in 2004. In connection with this investment, Chemokine granted PPD an exclusive option to license the peptide for a one-time license fee of $1.5 million. If we choose to exercise this option, we will be obligated to pay the costs for future development work. Chemokine also granted PPD the right to first negotiate a license to other Chemokine peptides.

In November 2003, we became a limited partner in A. M. Pappas Life Science Ventures III, LP, a venture capital fund. The Pappas Fund was established for the purpose of making investments in equity securities of privately-held companies in the life sciences, healthcare or technology industries. Under the terms of the limited partnership agreement, we committed to invest up to an aggregate of $4.75 million in the Pappas Fund. Each capital call cannot exceed 10% of our aggregate capital commitment and no more than one-third of our commitment can be called prior to May 2004 and no more than two-thirds prior to May 2005. As such, we anticipate that our aggregate investment will be made through a series of future capital calls over the next several years. No capital calls have been made to date and our capital commitment will expire in May 2009.

Under most of our agreements for Development Group services, we agree to indemnify and defend the sponsor against third party claims based on our negligence or willful misconduct. Any successful claims could have a material adverse effect on our financial condition, results of operations and future prospects.

We expect to continue expanding our operations through internal growth and strategic acquisitions and investments. We expect these activities will be funded from existing cash, cash flow from operations and, if necessary or appropriate, borrowings under our existing or future credit facilities. We believe that these sources of liquidity will be sufficient to fund our operations for the foreseeable future, but offer no assurances. From time to time, we evaluate potential acquisitions, investments and other growth opportunities, which might require additional external financing, and we might seek funds from public or private issuances of equity or debt securities. In particular, our sources of liquidity could be affected by our dependence on a small number of industries and clients, compliance with regulations, international risks, personal injury, environmental or intellectual property claims, as well as other factors described under “Item 1. Business - Factors that Might Affect our Business or Stock Price”, in this item under the subheadings “Potential Volatility of Quarterly Operating Results and Stock Price” and “Critical Accounting Policies and Estimates,” and under “Item 7A - Quantitative and Qualitative Disclosures about Market Risk”.

Contractual Obligations

Future minimum payments for all contractual obligations for years subsequent to December 31, 2003 are as follows (in thousands):

	2004	2005 - 2006	2007 - 2008	2009 and thereafter	Total
Long-term debt, including interest payments	$696	$1,392	$1,392	$5,795	$9,275
Services purchase commitments	2,000	3,000	1,000	—	6,000
Capital leases, including interest payments	871	—	—	—	871
Operating leases	29,399	49,349	39,171	75,503	193,422
Less: sublease income	(1,782)	(3,082)	(4,615)	(8,533)	(18,012)

Total	$31,184	$50,659	$36,948	$72,765	$191,556

As noted above, we became a limited partner in a venture capital fund in November 2003. Under the terms of the limited partnership agreement, the Company committed to invest up to an aggregate of $4.75 million in the fund. The Company anticipates that its aggregate investment will be made through a series of future capital calls over the next several years. Also, in November 2003, we entered into a collaboration agreement with Syrrx. Under the terms of the agreement, PPD will fund the majority of preclinical and clinical development costs through Phase IIb development and will share Phase III costs equally with Syrrx. The Company anticipates that it will be funding this work over the next several years and beyond if the development program is successful. In addition, in connection with our investment in Chemokine, Chemokine granted PPD an exclusive option to license a proprietary peptide for $1.5 million. If we choose to exercise this option, we will be obligated to pay the costs for future development work. We also have a long-term liability on our balance sheet regarding the underfunding of our U.K. pension plan for $9.9 million. The Company does not know when or if this will be funded since this liability will change based on the performance of the investments of the plan.

Off-balance Sheet Arrangements

The only off-balance sheet arrangements which we have is the guarantee we provide on Spotlight Health’s $2.0 million line of credit from Bank of America. For a description of the guarantee and the line of credit see “Liquidity and Capital Resources” above.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. We believe that the following are some of the more critical judgment areas in the application of our accounting policies that affect our financial condition and results of operations. We have discussed the application of these critical accounting policies with our Finance & Audit Committee.

Revenue Recognition

The majority of our revenues are recorded from fixed-price contracts on a proportional performance basis. To measure performance, we compare direct costs incurred to estimated total contract direct costs. We believe this is the best indicator of the performance of the contract obligations because the costs relate to the amount of labor hours incurred to perform the service. Direct costs are primarily comprised of labor overhead related to the delivery of services. Each month we accumulate costs on each project and compare them to the total current estimated costs to determine the percentage-of-completion. We then multiply this percentage by the contract value to determine the amount of revenue that can be recognized. Each month we review the total current estimated costs on each project to determine if these estimates are still accurate and, if necessary, we adjust the total estimated costs for each project. As the work progresses, original estimates might be deemed incorrect due to, among other things, revisions in the scope of work or patient enrollment rate, and a contract modification might be negotiated with the customer to cover additional costs. If not, we bear the risk of cost overruns. In the past, we have had to commit unanticipated resources to complete projects, resulting in lower gross margins on those projects. We might experience similar situations in the future. Should our estimated costs on fixed price contracts prove to be low, future margins could be reduced, absent our ability to negotiate a contract modification. We accumulate information on each project to refine our bidding process. Historically, the majority of our estimates and assumptions have been materially correct, but these estimates might not continue to be accurate in the future.

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

Allowance for Doubtful Accounts

Included in “Accounts receivable and unbilled services, net” on our consolidated balance sheets is an allowance for doubtful accounts. Generally, before we do business with a new client, we perform a credit check. We also review our accounts receivable aging on a monthly basis to determine if any receivables will potentially be uncollectible. The reserve includes the specific uncollectible accounts and an estimate of losses based on historical loss experience. After all attempts to collect the receivable have failed, the receivable is written off against the allowance. Based on the information available to us, we believe our allowance for doubtful accounts as of December 31, 2003 was adequate to cover uncollectible balances. However, actual write-offs might exceed the recorded reserve.

Investments

Most of our investments consist of equity investments in private entities for which fair values are not readily determinable. Therefore, we record these investments under the cost method of accounting. Many of our investments are in relatively early stage life sciences or biotechnology companies that do not have established products or proven technologies and some do not have any material revenue. Therefore, these investments might be worth less than we paid for them, and they are particularly subject to write-down for impairment. We assess our investment portfolio on a quarterly basis to determine whether declines in the market value of these securities are other than temporary. This quarterly review includes an evaluation of, among other things, the market condition of the overall industry of the investee, historical and projected financial performance, expected cash needs and recent funding events. Given the nature of these companies, our assessments of value are highly subjective.

Tax Valuation Allowance

Based on estimates of future taxable profits and losses in certain foreign tax jurisdictions, we determined that a valuation allowance of $0.5 million was required for specific foreign tax loss carryforwards as of December 31, 2003. If these estimates prove inaccurate, a change in the valuation allowance, up or down, could be required in the future. We also recorded a total valuation allowance of $12.4 million related to the impairment of certain equity investments. The valuation was determined based on the uncertainty regarding our ability to utilize some of the potential capital losses generated during the loss carryforward period. A change in any of the investees’ financial health and/or stock price, or a change in our ability to utilize a potential capital loss, could require a change of valuation allowance in the future.

Long-Lived Assets

We review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset might not be recoverable. If indicators of impairment are present, we would evaluate the carrying value of property and equipment in relation to estimates of future undiscounted cash flows. These undiscounted cash flows and fair values are based on judgments and assumptions. Additionally, we test goodwill for impairment on at least an annual basis by comparing the underlying reporting units’ goodwill to their estimated fair value. These tests for impairment of goodwill involve the use of estimates related to the fair market value of the reporting unit with which the goodwill is associated, and are inherently subjective.

Recently Issued Accounting Standards

In June 2002, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”, or SFAS No. 146. SFAS No. 146 addresses accounting and reporting for costs associated with exit or disposal activities. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value when the liability is incurred. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. We recorded restructuring charges associated with the restructuring of our Discovery Sciences segment in the third quarter of 2003 in accordance with SFAS No. 146.

In November 2002, the Emerging Issues Task Force (“EITF”) finalized its tentative consensus on EITF Issue 00-21, “Revenue Arrangements with Multiple Deliverables”, which provides guidance on the timing and method of revenue recognition for sales arrangements that include the delivery of more than one product or service. EITF 00-21 is effective prospectively for arrangements entered into in fiscal periods beginning after June 15, 2003. The adoption of this statement did not have a material impact on our financial statements.

In November 2002, the FASB issued Financial Accounting Standards Board Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statement Nos. 5, 57, and 107 and Rescission of FASB Interpretation No. 34.” FIN 45 clarifies the requirements of FASB Statement No. 5, “Accounting for Contingencies,” relating to the guarantor’s accounting for, and disclosure of, the issuance of certain types of guarantees. FIN 45 requires that upon issuance of a guarantee, the guarantor, must recognize a liability for the fair value of the obligation it assumes under that guarantee. The disclosure provisions of FIN 45 are effective for financial statements of interim or annual periods that end after December 15, 2002. FIN 45’s provisions for initial recognition and measurement should be applied on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor’s fiscal year-end. The guarantor’s previous accounting for guarantees that were issued before the date of FIN 45’s initial application may not be revised or restated to reflect the effect of the recognition and measurement provisions of FIN 45. The adoption of this statement did not have an impact on our financial statements, other than the guarantee discussed in Note 7 to the Consolidated Financial Statements.

In December 2003, the FASB issued SFAS No. 132 (Revised 2003) “Employers’ Disclosures about Pensions and Other Postretirement Benefits an amendment of FASB Statements No. 87, 88, and 106.” This Statement revises employers’ disclosures about pension plans and other postretirement benefit plans. It does not change the measurement or recognition of those plans required by FASB Statements No. 87, Employers’ Accounting for Pensions, No. 88, Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits, and No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions. This Statement retains the disclosure requirements contained in FASB Statement No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits,” which it replaces. It requires additional disclosures to those in the original Statement No. 132 about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. Disclosure of information about our pension plan will be required for our 2004 financial statements. We do not believe the adoption of this statement will have a material impact on our financial statements.

In January 2003, the FASB issued Interpretation No. 46 or FIN 46, “Consolidation of Variable Interest Entities”, an interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements”. FIN 46 establishes accounting guidance for consolidation of variable interest entities that function to support the activities of the primary beneficiary. In October 2003, the FASB issued FASB Staff Position FIN 46-6, “Effective Date of FASB Interpretation No. 46, Consolidation of Variable Interest Entities” deferring the effective date for applying the provisions of FIN 46 for public entities’ interests in variable interest entities or potential variable interest entities created before February 1, 2003 until financial statements of interim or annual periods that end after December 15, 2003. In December 2003, the FASB issued FIN 46 (revised December 2003), “Consolidation of Variable Interest Entities.” This revised interpretation is effective for all entities no later than the end of the first reporting period that ends after March 15, 2004. We have no investment in or contractual relationship or other business relationship with a variable interest entity and therefore the adoption of this interpretation will not have any impact on our consolidated financial position or results of operations. However, if we enter into any such arrangement with a variable interest entity in the future or an entity with which we have a relationship is reconsidered based on guidance in the revised interpretation to be a variable interest entity, our consolidated financial position or results of operations might be impacted.

In November 2003, during discussions on EITF Issue 03-01, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments”, the EITF reached a consensus which requires certain quantitative and qualitative disclosures for debt and marketable equity securities classified as available-for-sale or held-to-maturity under Statements 115 and 124 that are impaired at the balance sheet date but for which an other-than-temporary impairment has not been recognized. The consensus on quantitative and qualitative disclosures is effective for fiscal years ending after December 15, 2003 and comparative information for earlier periods presented is not required. At December 31, 2003, we did not have any investments with unrealized losses and thus the adoption of this consensus did not have a material impact on our financial statements.

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

Potential Liability and Insurance

Drug development services involve the testing of new drugs on human volunteers pursuant to a study protocol. This testing exposes us to the risk of liability for personal injury or death to patients resulting from, among other things, possible unforeseen adverse side effects or improper administration of the new drug. Many of these patients are already seriously ill and are at risk of further illness or death. We attempt to manage our risk of liability for personal injury or death to patients from administration of products under study through measures such as stringent operating procedures, contractual indemnification provisions with clients and insurance. We monitor our clinical trials in compliance with government regulations and guidelines. We have adopted global standard operating procedures intended to satisfy regulatory requirements in the United States and in many foreign countries and serve as a tool for controlling and enhancing the quality of our clinical trials. The contractual indemnifications generally do not protect us against our own actions, such as gross negligence. We currently maintain professional liability insurance coverage with limits we believe are adequate and appropriate.

Potential Volatility of Quarterly Operating Results and Stock Price

Our quarterly and annual operating results have fluctuated in the past, and we expect that they will continue to fluctuate in the future. Factors that could cause these fluctuations to occur include:

•	our dependence on a small number of industries and clients;

•	the timing of the initiation, progress or cancellation of significant projects;

•	the mix of products and services sold in a particular period;

•	our need to recruit and retain experienced personnel;

•	rapid technological change and the timing and amount of start-up costs incurred in connection with the introduction of new products and services;

•	intellectual property risks;

•	impairment of investments or intangible assets;

•	the timing of our Discovery Sciences Group milestone payments or other revenue;

•	the timing of the opening of new offices;

•	the timing of other internal expansion costs;

•	the timing and amount of costs associated with integrating acquisitions;

•	the timing and amount of costs associated with R&D and compound collaborations; and

•	exchange rate fluctuations between periods.

Delays and terminations of trials are often the result of actions taken by our customers or regulatory authorities and are not typically within our control. Because a large percentage of our operating costs are relatively fixed while revenue is subject to fluctuation, variations in the timing and progress of large contracts can materially affect our quarterly operating results. We believe that comparisons of our quarterly financial results are not necessarily meaningful and should not be relied upon as an indication of future performance.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to foreign currency risk by virtue of our international operations. Approximately 15.0%, 20.3% and 22.6% of our net revenues for the years ended December 31, 2001, 2002 and 2003, respectively, were derived from operations outside the United States. Funds generated by each subsidiary are reinvested in the country where they are earned. Our operations in the United Kingdom generated more than 46.6% of our net revenue from international operations during 2003. Accordingly, we are exposed to adverse movements in the pound sterling and other foreign currencies. Until 2003, the United Kingdom has historically had a relatively stable currency compared to our functional currency, the U.S. dollar.

The vast majority of our contracts are entered into by our United States or United Kingdom subsidiaries. The contracts entered into by the United States subsidiaries are almost always denominated in U.S. dollars. Contracts entered into by our United Kingdom subsidiaries are generally denominated in pounds sterling, U.S. dollars or euros. In the past, our mix of contracts and currencies has mitigated the effect of foreign currency fluctuations. In 2003, with the significant weakening of the U.S. Dollar to the euro and the pound sterling, our translation losses increased over

2002. The potential loss resulting from a hypothetical weakening of the U.S. dollar relative to the pound sterling of 10% is approximately $2.7 million for a twelve-month period based on 2003 revenues and costs related to the U.K. As a result, in January 2004, we began engaging in hedging activities in an effort to manage our potential foreign exchange exposure.

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

Translation of the balance sheet in this manner affects the shareholders’ equity account, referred to as the cumulative translation adjustment account. This account exists only in the foreign subsidiary’s U.S. dollar balance sheet and is necessary to keep the foreign balance sheet, stated in U.S. dollars, in balance. Translation adjustments are reported with accumulated other comprehensive income (loss) as a separate component of shareholders’ equity. To date, cumulative translation adjustments have not been material to our consolidated financial position. However, future translation adjustments could materially and adversely affect our financial position.

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

We are exposed to changes in interest rates on our cash equivalents and amounts outstanding under notes payable and lines of credit. We invest our cash and cash equivalents in financial instruments with interest rates based on financial market conditions. If interest rates were to increase or decrease by 10% in the future, we do not expect this would have a material effect on our financial statements.

Item 8. Financial Statements and Supplementary Data

The information called for by this Item is set forth herein commencing on page F-1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On February 25, 2002, we dismissed our independent accountant, PricewaterhouseCoopers LLP (“PwC”), and engaged Deloitte & Touche LLP as our new independent accountant for the fiscal year ending December 31, 2002. The decision to change independent accountants was recommended by our Finance & Audit Committee and approved by our Board of Directors. During the two most recent fiscal years preceding such dismissal, neither of the PwC’s reports on our financial statements contained an adverse opinion or a disclaimer of opinion or was qualified or modified as to uncertainty, audit scope or accounting principles. During our two most recent fiscal years preceding the date of PwC’s dismissal, there were no disagreements between us and PwC on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to the satisfaction of PwC, would have caused them to make a reference to the subject matter of the disagreements in connection with their reports on the financial statements for such years.

Item 9A. Controls and Procedures

(a) Disclosure Controls and Procedures: Disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) are designed only to provide reasonable assurance that they will meet their objectives. As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b). Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to provide the reasonable assurance discussed above.

(b) Internal Control Over Financial Reporting: No change in the Company’s internal control over financial reporting occurred during the Company’s last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

Certain information required by Part III is omitted from this report because the Registrant intends to file a definitive proxy statement for its 2004 Annual Meeting of Shareholders to be held on May 19, 2004 (the “Proxy Statement”) within 120 days after the end of its fiscal year pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934, as amended, and the information included therein is incorporated herein by reference to the extent provided below.

Item 10. Directors and Executive Officers of the Registrant

The information required by Item 10 of Form 10-K concerning the Registrant’s executive officers is set forth under the heading “Executive Officers” located at the end of Part I of this Form 10-K.

The Board of Directors has determined that the members of the Audit Committee are independent as defined in Rule 4200(a)(15) of the National Association of Securities Dealers’ listing standards. The Board of Directors has also determined that Mr. Frederick Frank is an “audit committee financial expert” as defined in Item 401(h) of Regulation S-K.

Our Board of Directors has adopted a code of conduct that applies to all of our directors and employees. Our Board has also adopted a separate code of ethics for our Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer and Controller, or persons performing similar functions. We will provide copies of our code of conduct and code of ethics without charge upon request. To obtain a copy of the code of ethics or code of conduct, please send your written request to Pharmaceutical Product Development, Inc., 3151 South 17th Street, Wilmington, NC 28412, Attn: General Counsel.

The other information required by Item 10 of Form 10-K is incorporated by reference to the information under the headings “Proposal No. 1 - Election of Directors” and “Other Information-Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement.

Item 11. Executive Compensation

The information required by Item 11 of Form 10-K is incorporated by reference to the information under the heading “Other Information – Executive Compensation Tables,” “—Director Compensation,” “—Employment and Severance Agreements,” and “—Compensation Committee Interlocks and Insider Participation” in the Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth the indicated information as of December 31, 2003 with respect to our equity compensation plans:

	(a)		(b)	(c)
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted Average Exercise Price Of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))

Equity Compensation Plans Approved by Security Holders	2,502,893	(1)	$21.31	6,944,625	(2)

Equity Compensation Plans Not Approved by Security Holders	0		0	0

Total	2,502,893	(1)	$21.31	6,944,625	(2)

(1)	The number does not include 46,010 shares of outstanding restricted stock that vested January 2004.
(2)	This includes 6,149,969 shares of stock available for issuance under our 1995 Equity Compensation Plan and 794,656 shares available for issuance under our Employee Stock Purchase Plan.

The other information required by Item 12 of Form 10-K is incorporated by reference to the information under the heading “Other Information – Principal Shareholders” in the Proxy Statement.

Item 13. Certain Relationships and Related Transactions

None.

Item 14. Principal Accountant Fees and Services

The information required by Item 14 of Form 10-K is incorporated by reference to the information under the heading “Other Information – Report of the Finance & Audit Committee” and “– Fees Paid to the Independent Auditors” in the Proxy Statement.

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

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

On October 16, 2003, we furnished a Current Report on Form 8-K under Items 9 and 12, attaching a press release announcing our operating and financial results for the quarter ended September 30, 2003. Notwithstanding its listing here, the information furnished shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities of that section, nor incorporated by reference in any filing under the Securities Act of 1933, as amended, except as expressly set forth by specific reference in such a filing.

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

10.86*	—Pharmaceutical Product Development, Inc. Employee Stock Purchase Plan, dated May 15, 1997.

10.87*	—Amendment to Employee Stock Purchase Plan, dated June 21, 1997.

10.88*	—Amendment to Stock Option Plan for Non-Employee Directors, dated May 15, 1997.

10.90*	—Employment Agreement, effective July 1, 1997, between Pharmaceutical Product Development, Inc. and Fredric N. Eshelman.

10.93*	—Lease Agreement dated July 9, 1997, between Weeks Realty, Inc. and PPD Pharmaco, Inc.

10.110*	—Amendment to Employee Stock Purchase Plan, dated March 2, 1998.

10.114*	—Lease Agreement dated June 26, 1998 between Weeks Realty Limited Partnership and PPD Pharmaco, Inc.

10.116*	—First Amendment to Lease Agreement dated September 28, 1998, between PPD Pharmaco, Inc. and Weeks Realty, Inc.

10.117*	—Lease Agreement dated September 15, 1998 between PPD Pharmaco, Inc. and BBC Family Limited Partnership.

10.118*	—Lease Agreement dated December 16, 1998 between PPD Pharmaco, Inc. and Weeks Realty Limited Partnership.

10.119*	—Employment Agreement dated January 1, 1999 between Pharmaceutical Product Development, Inc. and David R. Williams.

10.124*	—Stock Purchase Agreement dated February 1, 1999 between PPGx, Inc. and Pharmaceutical Product Development, Inc.

10.131*	—Amendment, dated April 14, 1999, to Lease Agreement dated September 15, 1998 between PPD Pharmaco, Inc. and BBC Family Limited Partnership.

10.132*	—Amendment, dated April 14, 1999, to Lease Agreement dated March 25, 1996 between PPD and BBC Family Limited Partnership.

10.133*	—Fourth Amendment, dated July 6, 1999, to Lease Agreement dated July 9, 1997 between PPD Development, Inc. (formerly known as PPD Pharmaco, Inc.) and Weeks Realty, L.P.

10.145*	—Third Amendment to Employee Stock Purchase Plan, dated June 21, 1997.

10.158*	—Deferred Compensation Plan dated February 1, 2001.

10.162*	—Severance Agreement dated January 1, 2001, between Pharmaceutical Product Development, Inc. and various individuals.

10.164*	—First Amendment, dated January 28, 1998, to Lease Agreement dated July 9, 1997 between PPD Development, Inc. (formerly known as PPD Pharmaco, Inc.) and Weeks Realty, L.P.

10.165*	—Second Amendment, dated June 26, 1998, to Lease Agreement dated July 9, 1997 between PPD Development, Inc. (formerly known as PPD Pharmaco, Inc.) and Weeks Realty, L.P.

10.166*	—Third Amendment, dated February 18, 1999, to Lease Agreement dated July 9, 1997 between PPD Development, Inc. (formerly known as PPD Pharmaco, Inc.) and Weeks Realty, L.P.

10.167*	—First Amendment, dated February 28, 2000, to Lease Agreement dated December 16, 1998 between PPD Development, Inc. and Duke-Weeks Realty, L.P.

10.170*	—Employment Agreement dated July 9, 2001 between Pharmaceutical Product Development, Inc. and Brainard Judd Hartman.

10.176*	—Employment Agreement dated January 15, 2002, between Pharmaceutical Product Development, Inc. and Fred B. Davenport, Jr.

10.177*	—Employment Agreement dated January 15, 2002, between Pharmaceutical Product Development, Inc. and Paul S. Covington.

10.181*	—Employment Agreement dated May 16, 2002, between Pharmaceutical Product Development, Inc. and Linda Baddour.

10.182*	—Employment Agreement dated May 1, 2002, between PPD Development, LP and W. Richard Staub.

10.183*	—Termination Agreement dated April 30, 2002, between PPD Development, LLC and Francis J. Casieri.

10.186*	—Loan Agreement dated July 25, 2002 between Pharmaceutical Product Development, Inc. and Bank of America, N.A.

10.187*	—Deferred Compensation Plan for Directors dated June 15, 2002.

10.188*	—Lease Agreement dated October 12, 1994 between Evan A. Stein, M.D., Ph.D. and Medical Research Laboratories.

10.189*	—Lease Agreement dated July 1, 2001 between Brandywine Grande C,L.P. and PPD Development, LLC.

10.190*	—Amended and Restated Deferred Compensation Plan dated July 1, 2002.

10.191*

—Second Amendment, dated October 1, 2002, to Lease Agreement dated June 26, 1998 between PPD Development, Inc. (formerly PPD Pharmaco, Inc.) and Duke Realty Limited Partnership (formerly Weeks Realty, L.P.).

10.192*	—Fifth Amendment, dated October 1, 2002, to Lease Agreement dated July 9, 1997 between PPD Development, Inc. and Duke Realty Limited Partnership (formerly Weeks Realty, L.P.).

10.193*	—Second Amendment, dated October 1, 2002, to Lease Agreement dated December 16, 1998 between PPD Development, Inc. and Duke Realty Limited Partnership (formerly Weeks Realty, L.P.).

10.194*	—First Amendment, dated June 1, 2002, to Employment Agreement dated May 1, 2002, between PPD Development, LP and W. Richard Staub.

10.195*	—Termination Agreement dated August 23, 2002, between PPD Pharmaco, Inc. and Patrick C. O’Connor.

10.197*	—First Amendment to Loan Agreement dated July 1, 2003, between Pharmaceutical Product Development, Inc. and Bank of America, N.A.

10.198*	—Second Amendment, dated January 1, 2003, to Employment Agreement dated May 1, 2002, between PPD Development , LP and W. Richard Staub.

10.199*	—Loan Agreement dated July 1, 2003, by and among Spotlight Health, Inc., Pharmaceutical Product Development, Inc. and Bank of America, N.A.

10.200***	—Pharmaceutical Product Development, Inc. Equity Compensation Plan as amended and restated effective May 14, 2003.

10.201^	—Termination and License Agreement dated as of December 18, 2003 by and among Eli Lilly and Company, Pharmaceutical Product Development, Inc., GenuPro, Inc. and APBI Holdings, LLC.

10.202^	—License Agreement dated January 2, 2001 by and among Pharmaceutical Product Development, Inc., GenuPro, Inc. and Alza Corporation.

10.203^	—Amendment No. 1 to License Agreement dated as of December 26, 2003 by and among Pharmaceutical Product Development, Inc., GenuPro, Inc. and ALZA Corporation.

10.204^	—Collaboration Agreement dated as of November 19, 2003 by and between Syrrx, Inc, Development Partners, LLC and Pharmaceutical Product Development, Inc.

21	—Subsidiaries of the Registrant.

23.1	—Consent of PricewaterhouseCoopers LLP.

23.2	—Consent of Deloitte & Touche LLP.

31.1	—Certification of the Chief Executive Officer pursuant to Rule 13a-14(a).

31.2	—Certification of the Chief Financial Officer pursuant to Rule 13a-14(a).

32.1	—Certification Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Chief Executive Officer.

32.2	—Certification Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Chief Financial Officer.

*	Previously filed.
**	Incorporated by reference to the Registrant’s Registration Statement on Form S-1, as amended (File No. 33-98996).
***	Incorporated by reference to the 2003 Proxy Statement (File No. 000-27570).
^	Confidential treatment requested for portions of this exhibit.

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Shareholders of

Pharmaceutical Product Development, Inc. and Subsidiaries

Wilmington, North Carolina

We have audited the accompanying consolidated balance sheets of Pharmaceutical Product Development, Inc. and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of operations, shareholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Pharmaceutical Product Development, Inc. and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE LLP

Raleigh, North Carolina

February 24, 2004

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Shareholders of

Pharmaceutical Product Development, Inc. and its Subsidiaries

In our opinion, the accompanying consolidated statements of operations, of shareholders’ equity and of cash flows for the year ended December 31, 2001 present fairly, in all material respects, the results of operations and cash flows of Pharmaceutical Product Development, Inc. and its subsidiaries for the year ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

McLean, Virginia

January 25, 2002

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2001, 2002 AND 2003

(in thousands, except per share data)

	2001	2002	2003
Development revenues	$403,701	$545,139	$654,019
Discovery sciences revenues	27,840	17,510	15,479
Reimbursed out-of-pockets	29,092	46,008	57,485

Net revenues	460,633	608,657	726,983

Direct costs - Development	196,078	261,169	316,942
Direct costs - Discovery sciences	11,794	7,831	7,741
Reimbursable out-of-pocket expenses	29,092	46,008	57,485
Research and development expenses	4,422	10,540	74,941
Selling, general and administrative expenses	126,391	150,433	166,253
Depreciation	19,200	23,189	26,968
Amortization	1,064	1,042	1,633
Gain on sale of assets	—	—	(5,738)
Restructuring charges	—	—	1,917

	388,041	500,212	648,142

Operating income	72,592	108,445	78,841

Interest:
Income	5,480	2,887	2,257
Expense	(535)	(689)	(769)

Interest income, net	4,945	2,198	1,488

Impairment of equity investments, net	—	(33,787)	(10,078)
Other income, net	469	1,791	994

Income before provision for income taxes	78,006	78,647	71,245
Provision for income taxes	28,747	38,645	24,935

Income before equity in net loss of investee	49,259	40,002	46,310
Equity in net loss of investee, net of income taxes	92	105	—

Net income	$49,167	$39,897	$46,310

Net income per common share:
Basic	$0.95	$0.73	$0.83

Diluted	$0.94	$0.72	$0.82

Weighted average number of common shares outstanding:
Basic	51,689	54,710	55,774
Dilutive effect of stock options	805	633	512

Diluted	52,494	55,343	56,286

The accompanying notes are an integral part of these consolidated financial statements.

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2002 AND 2003

(in thousands, except share data)

	2002	2003
Assets
Current assets
Cash and cash equivalents	$181,224	$110,102
Accounts receivable and unbilled services, net	199,936	243,494
Investigator advances	6,300	12,792
Prepaid expenses and other current assets	13,676	19,192
Current maturities of note receivable	500	—
Deferred tax asset, net	13,858	12,366

Total current assets	415,494	397,946

Property and equipment, net	107,704	112,143
Goodwill	147,408	178,076
Investments	16,934	61,371
Intangible assets	3,624	2,007
Other assets	956	841
Long-term deferred tax asset	—	23,083

Total assets	$692,120	$775,467

Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$10,645	$15,243
Payables to investigators	20,645	23,735
Other accrued expenses	68,026	63,749
Unearned income	114,494	129,818
Accrued income taxes	12,231	7,419
Current maturities of long-term debt and capital lease obligations	1,757	1,381

Total current liabilities	227,798	241,345

Long-term debt and capital lease obligations, less current maturities	6,649	6,281
Deferred rent and other	3,480	5,461
Accrued additional pension liability	7,905	9,859
Deferred tax liability, net	5,951	—

Total liabilities	251,783	262,946

Commitments and contingencies (Notes 9 and 13)

Shareholders’ equity
Common stock, $0.10 par value, 95,000,000 shares authorized; 55,436,056 and 56,050,036 shares issued and outstanding, respectively	5,544	5,605
Paid-in capital	263,554	278,057
Retained earnings	180,071	226,381
Deferred compensation	(367)	—
Accumulated other comprehensive (loss) income	(8,465)	2,478

Total shareholders’ equity	440,337	512,521

Total liabilities and shareholders’ equity	$692,120	$775,467

The accompanying notes are an integral part of these consolidated financial statements.

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2001, 2002 AND 2003

(in thousands)

	Common Shares	Par Value	Paid-in Capital	Retained Earnings	Deferred Compensation	Accumulated Other Comprehensive Loss	Total	Comprehensive Income
Balance December 31, 2000	50,670	$5,066	$142,975	$91,007	$0	$(5,105)	$233,943
Net income				49,167			49,167	$49,167
Other comprehensive income (loss):
Translation adjustments						(823)	(823)	(823)

Comprehensive income								$48,344

Issuance of common shares for exercise of stock options and employee stock purchase plan	1,200	121	13,486				13,607
Income tax benefit from exercise of stock options			6,258				6,258
Stock issued for deferred compensation	60	6	1,443		(1,449)		—
Amortization of stock compensation					483		483

Balance December 31, 2001	51,930	5,193	164,162	140,174	(966)	(5,928)	302,635
Net income				39,897			39,897	$39,897
Other comprehensive income (loss):
Translation adjustments						4,935	4,935	4,935
Minimum pension liability, net of tax						(5,533)	(5,533)	(5,533)
Change in unrealized loss on investment						(1,939)	(1,939)	(1,939)

Comprehensive income								$37,360

Issuance of common shares for exercise of stock options and employee stock purchase plan	461	46	7,478				7,524
Issuance of shares in connection with acquisitions	3,060	306	90,339				90,645
Income tax benefit from exercise of stock options			1,870				1,870
Deferred stock compensation forfeited	(15)	(1)	(349)		350		—
Shareholder contribution			54				54
Amortization of stock compensation					249		249

Balance December 31, 2002	55,436	5,544	263,554	180,071	(367)	(8,465)	440,337
Net income				46,310			46,310	$46,310
Other comprehensive income (loss):
Translation adjustments						9,691	9,691	9,691
Minimum pension liability, net of tax						(687)	(687)	(687)
Reclass to net income of unrealized gain (loss) on investment						1,939	1,939	1,939

Comprehensive income								$57,253

Issuance of common shares for exercise of stock options and employee stock purchase plan	614	61	9,643				9,704
Income tax benefit from exercise of stock options			4,860				4,860
Amortization of stock compensation					367		367

Balance December 31, 2003	56,050	$5,605	$278,057	$226,381	$0	$2,478	$512,521

The accompanying notes are an integral part of these consolidated financial statements.

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2001, 2002 AND 2003

(in thousands)

	2001	2002	2003
Cash flows from operating activities:
Net income	$49,167	$39,897	$46,310
Adjustments to reconcile net income to net cash provided by operating activities:
Impairment of investments	—	33,787	10,159
Depreciation and amortization	20,264	24,231	28,601
Discount on note receivable	1,500	—	—
Stock compensation amortization	483	249	367
Provision for doubtful accounts	973	342	284
Equity in net loss of investee	92	119	—
Gain on sale of assets and investments	—	(174)	(5,738)
Deferred income taxes	(4,361)	(1,565)	(25,265)
Loss on disposition of property and equipment	438	60	295
Change in operating assets and liabilities, net of acquisitions:
Accounts receivable and unbilled services, net	(23,317)	(51,295)	(37,051)
Prepaid expenses and investigator advances	(2,293)	(3,213)	(10,855)
Current income taxes	16,739	3,998	(305)
Other assets	411	15	158
Accounts payable, other accrued expenses and deferred rent	9,754	16,519	(3,422)
Payable to investigators	2,450	12,657	3,089
Unearned income	28,951	30,165	6,948

Net cash provided by operating activities	101,251	105,792	13,575

Cash flows from investing activities:
Purchases of property and equipment	(41,889)	(36,496)	(31,693)
Proceeds from sale of property and equipment	946	114	274
Cash received from repayment of note receivable	500	17,000	500
Purchases of investments	(5,095)	(8,793)	(40,457)
Net cash paid for acquisitions	—	(50,579)	(25,873)

Net cash used in investing activities	(45,538)	(78,754)	(97,249)

Cash flows from financing activities:
Principal repayments on long-term debt	(55)	(166)	(973)
Proceeds from long-term debt	—	1,464	—
Repayment of capital lease obligations	(1,680)	(2,741)	(1,766)
Proceeds from exercise of stock options and employee stock purchase plan	13,607	7,524	9,704

Net cash provided by financing activities	11,872	6,081	6,965

Effect of exchange rate changes on cash and cash equivalents	(823)	4,932	5,587

Net increase (decrease) in cash and cash equivalents	66,762	38,051	(71,122)
Cash and cash equivalents, beginning of the year	76,411	143,173	181,224

Cash and cash equivalents, end of the year	$143,173	$181,224	$110,102

The accompanying notes are an integral part of these consolidated financial statements.

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2001, 2002 AND 2003

(in thousands, except share and per share data)

1. Summary of Operations and Significant Accounting Policies:

Nature of Business

Pharmaceutical Product Development, Inc. and its subsidiaries (collectively the “Company”) provide a broad range of research and development and consulting services in the development and discovery sciences segments. In the development segment, the Company provides services, which include preclinical programs and Phase I to Phase IV clinical development. In addition, for drugs that have received approval for market use, the Company also offers post-market support services such as product launch services, patient compliance programs, and medical communications programs for consumer and healthcare providers on product use and adverse events. The discovery sciences services include preclinical evaluations of anticancer therapies and preclinical biology services, as well as compound partnering arrangements associated with the development and commercialization of potential drug products. The Company provides services under contract to clients in the pharmaceutical, biotechnology, medical device and other industries. The Company markets its development services primarily in the United States and Europe. The Company’s discovery sciences revenues have all been generated in the United States.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts and results of operations of the Company. All significant intercompany balances and transactions have been eliminated, including transactions with the equity method investee.

Recent Accounting Pronouncements

In June 2002, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”, or SFAS No. 146. SFAS No. 146 addresses accounting and reporting for costs associated with exit or disposal activities. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value when the liability is incurred. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The Company recorded restructuring charges associated with the restructuring of our Discovery Sciences segment in the third quarter of 2003 in accordance with SFAS No. 146.

In November 2002, the Emerging Issues Task Force (“EITF”) finalized its tentative consensus on EITF Issue 00-21, “Revenue Arrangements with Multiple Deliverables”, which provides guidance on the timing and method of revenue recognition for sales arrangements that include the delivery of more than one product or service. EITF 00-21 is effective prospectively for arrangements entered into in fiscal periods beginning after June 15, 2003. The adoption of this statement did not have a material impact on the Company’s financial statements.

In November 2002, the FASB issued Financial Accounting Standards Board Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statement Nos. 5, 57, and 107 and Rescission of FASB Interpretation No. 34.” FIN 45 clarifies the requirements of FASB Statement No. 5, “Accounting for Contingencies,” relating to the guarantor’s accounting for, and disclosure of, the issuance of certain types of guarantees. FIN 45 requires that upon issuance of a guarantee, the guarantor, must recognize a liability for the fair value of the obligation it assumes under that guarantee. The disclosure provisions of FIN 45 are effective for financial statements of interim or annual periods that end after December 15, 2002. FIN 45’s provisions for initial recognition and measurement should be applied on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor’s

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2001, 2002 AND 2003

(in thousands, except share and per share data)

1. Summary of Operations and Significant Accounting Policies (continued):

Recent Accounting Pronouncements (continued)

fiscal year-end. The guarantor’s previous accounting for guarantees that were issued before the date of FIN 45’s initial application may not be revised or restated to reflect the effect of the recognition and measurement provisions of FIN 45. The adoption of this statement did not have an impact on the Company’s financial statements, other than the guarantee discussed in Note 7 to the Consolidated Financial Statements.

In December 2003, the FASB issued SFAS No. 132 (Revised 2003) “Employers’ Disclosures about Pensions and Other Postretirement Benefits an amendment of FASB Statements No. 87, 88, and 106.” This Statement revises employers’ disclosures about pension plans and other postretirement benefit plans. It does not change the measurement or recognition of those plans required by FASB Statements No. 87, Employers’ Accounting for Pensions, No. 88, Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits, and No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions. This Statement retains the disclosure requirements contained in FASB Statement No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits”, which it replaces. It requires additional disclosures to those in the original Statement No. 132 about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. Disclosure of information about our pension plan will be required for our 2004 financial statements. The Company does not believe the adoption of this statement will have a material impact on the Company’s financial statements.

In January 2003, the FASB issued Interpretation No. 46 or FIN 46, “Consolidation of Variable Interest Entities”, an interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements”. FIN 46 establishes accounting guidance for consolidation of variable interest entities that function to support the activities of the primary beneficiary. In October 2003, the FASB issued FASB Staff Position FIN 46-6, “Effective Date of FASB Interpretation No. 46, Consolidation of Variable Interest Entities” deferring the effective date for applying the provisions of FIN 46 for public entities’ interests in variable interest entities or potential variable interest entities created before February 1, 2003 until financial statements of interim or annual periods that end after December 15, 2003. In December 2003, the FASB issued FIN 46 (revised December 2003), “Consolidation of Variable Interest Entities.” This revised interpretation is effective for all entities no later than the end of the first reporting period that ends after March 15, 2004. The Company has no investment in or contractual relationship or other business relationship with a variable interest entity and therefore the adoption of this interpretation will not have any impact on its consolidated financial position or results of operations. However, if the Company enters into any such arrangement with a variable interest entity in the future or an entity with which we have a relationship is reconsidered based on guidance in the revised interpretation to be a variable interest entity, the Company’s consolidated financial position or results of operations might be impacted.

In November 2003, during discussions on EITF Issue 03-01, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments”, the EITF reached a consensus which requires certain quantitative and qualitative disclosures for debt and marketable equity securities classified as available-for-sale or held-to-maturity under Statements 115 and 124 that are impaired at the balance sheet date but for which an other-than-temporary impairment has not been recognized. The consensus on quantitative and qualitative disclosures is effective for fiscal years ending after December 15, 2003 and comparative information for earlier periods presented is not required. At December 31, 2003, the Company did not have any investments with unrealized losses and thus the adoption of this consensus did not have a material impact on the Company’s financial statements.

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2001, 2002 AND 2003

(in thousands, except share and per share data)

1. Summary of Operations and Significant Accounting Policies (continued):

Revenue Recognition

The Company records revenue from fixed-price contracts on a proportional performance basis in its Development Group. To measure performance on a given date, the Company compares direct costs incurred as of that date to estimated total contract direct costs. The Company believes this is the best indicator of the performance of the contractual obligations because the costs relate to the amount of labor incurred to perform the service. Direct costs are primarily comprised of labor and overhead related to the delivery of services. For time-and-material contracts, the Company recognizes revenues as hours are incurred, multiplied by the applicable billable rate in both our Development Group and Discovery Sciences Group. For our Phase I and laboratory businesses, the Company recognizes revenues from unitized contracts as subjects or samples are tested, multiplied by the applicable unit price.

In connection with the management of multi-site clinical trials, the Company pays on behalf of its customers fees to investigators and test subjects, and other out-of-pocket costs for items, such as travel, printing, meetings, couriers, etc. Our clients reimburse us for these costs. As required by EITF 01-14, amounts paid by the Company as a principal for out-of-pocket costs are included in direct costs as reimbursable out-of-pocket expenses and the reimbursements the Company receives as a principal are reported as reimbursed out-of-pocket revenues. Amounts paid by the Company as an agent for out-of-pocket costs are combined with the corresponding reimbursements, or revenues, we receive as an agent in the statement of operations. During the twelve months ended December 31, 2001, 2002 and 2003, fees paid to investigators and other fees the Company received as an agent and the associated reimbursements were approximately, $127.0 million, $157.5 million and $173.1 million, respectively.

If we determine that a loss will result from the performance of a fixed-price contract, the entire amount of the estimated loss is charged against income in the period in which such determination is made. Most of the contracts for our Development Group services can be terminated by our clients either immediately or after a specified period following notice by the client. These contracts typically require payment to the Company of expenses to wind down a study, payment to the Company of fees earned to date, and in some cases, a termination fee or some portion of the fees or profit that the Company could have been earned under the contract if it had not been terminated early.

Discovery Sciences Group revenues also include nonrefundable technology license fees and milestone payments. The non-refundable license fees are generally up-front payments for the initial license of and access to our technology. For nonrefundable license fees received at the initiation of license agreements for which the Company has an ongoing research and development commitment, the Company defers these fees and recognizes them ratably over the period of the related research and development. For nonrefundable license fees received under license agreements where our continued performance of future research and development services is not required, the Company recognizes revenue upon delivery of the technology. In addition to license fees, the Discovery Sciences Group also generates revenue from time to time in the form of milestone payments. Milestone payments are only received and recognized as revenues if the specified milestone is achieved and accepted by the customer and continued performance of future research and development services related to that milestone are not required. Although these payments are typically lower than up-front license fees, these payments can be significant because they are triggered as a result of achieving specified scientific milestones. The Company receives milestone payments in connection with licensing of compounds.

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2001, 2002 AND 2003

(in thousands, except share and per share data)

1. Summary of Operations and Significant Accounting Policies (continued):

Cash and Cash Equivalents

Cash and cash equivalents consist of unrestricted cash accounts, that are not subject to withdrawal restrictions or penalties, and all highly liquid investments rated A or better by Standard & Poor’s or Moody’s and that have a maturity of three months or less at the date of purchase.

Supplemental cash flow information consisted of the following:

	Year Ended December 31,
	2001	2002	2003
Cash paid for interest	$273	$734	$784

Cash paid for income taxes, net	$16,627	$36,314	$44,950

Assets acquired under capital leases	$2,841	$—	$—

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

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. Depreciation is recorded using the straight-line method, based on estimated useful lives of 40 to 50 years for buildings, five years for laboratory equipment, two to five years for software, three to five years for computers and related equipment and five to ten years for furniture and equipment, except for the airplane which is being depreciated over 30 years. Leasehold improvements are depreciated over the shorter of the respective lives of the leases or the useful lives of the improvements. Property under capital leases is depreciated over the life of the lease or the service life, whichever is shorter.

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

FOR THE YEARS ENDED DECEMBER 31, 2001, 2002 AND 2003

(in thousands, except share and per share data)

1. Summary of Operations and Significant Accounting Policies (continued):

Goodwill

The excess of the purchase price of a business acquired over the fair value of net tangible assets, identifiable intangible assets and acquired in-process research and development costs at the date of the acquisition has been assigned to goodwill. In accordance with SFAS 142, “Goodwill and Other Intangible Assets”, goodwill is evaluated for impairment on an annual basis or more frequently if events or changes in circumstances indicate that goodwill might be impaired.

Realizability of Carrying Value of Long-Lived Assets

The Company reviews the recoverability of long-lived and finite-lived intangible assets when circumstances indicate that the carrying amount of assets may not be recoverable. This evaluation is based on various analyses including undiscounted cash flow projections. In the event undiscounted cash flow projections indicate an impairment, the Company would record an impairment based on the fair value of the assets at the date of the impairment. Effective January 1, 2002, the Company began accounting for impairments under SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. Prior to the adoption of this standard, impairments were accounted for using SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of” which was superceded by SFAS No. 144. No impairments of long-lived assets were recorded in 2001, 2002 or 2003.

Investments

Investments in publicly traded entities are classified as available-for-sale securities and are measured at market value. Net unrealized gains or losses are recorded as a component of shareholders’ equity until realized or other than temporary decline has occurred. The market value is equal to the closing price as quoted by the respective stock exchanges.

Investments consist of equity instruments in private entities for which fair values are not readily determinable. All of the Company’s investments in private entities are recorded under the cost method of accounting. The Company assesses the market value of these entities on a quarterly basis to determine whether declines in the market value of these securities are other than temporary. This quarterly review includes an evaluation of, among other things, the market condition, the overall industry, historical and projected financial performance, expected cash needs and recent funding events.

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

FOR THE YEARS ENDED DECEMBER 31, 2001, 2002 AND 2003

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

The Company’s clients are primarily pharmaceutical and biotechnology companies. One customer accounted for 10.3% of consolidated net revenue in 2001. These revenues were derived from the Company’s development segment. No single client accounted for more than 10% of the Company’s net revenue in 2002 or 2003. Concentrations of credit risk with respect to accounts receivable are limited to a degree due to the large number of clients comprising the Company’s client base. The Company performs ongoing credit evaluations of clients’ financial condition and, generally, does not require collateral. The Company maintains reserves for potential credit losses and these losses, in the aggregate, have historically not exceeded estimates.

The Company’s cash equivalents consist principally of commercial paper. Bank deposits exceed the FDIC insurance limit. Based on the nature of the financial instruments and/or historical realization of these financial instruments, the Company believes they bear minimal risk.

Comprehensive Income

The Company has elected to present this information in the Statements of Shareholders’ Equity. The components of comprehensive income (loss) are net income and all other non-owner changes in equity.

The balances in accumulated other comprehensive (loss) income were as follows:

	December 31,
	2002	2003
Translation adjustment	$(993)	$8,698
Minimum pension liability, net of tax	(5,533)	(6,220)
Unrealized loss on investment	(1,939)	—

Total	$(8,465)	$2,478

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2001, 2002 AND 2003

(in thousands, except share and per share data)

1. Summary of Operations and Significant Accounting Policies (continued):

Foreign Currency Translations and Transactions

Assets and liabilities of foreign operations, where the functional currency is the local currency, are translated into U.S. dollars at the rate of exchange at each reporting date. Income and expenses are translated at the average rates of exchange prevailing during the month in which a transaction occurs. Gains or losses from translating foreign currency financial statements are recorded in other comprehensive income. The cumulative translation adjustment included in other comprehensive income for the years ended December 31, 2001, 2002 and 2003 totaled $(823), $4,935 and $9,691, respectively. Foreign currency transaction gains and losses are not material and are included in other income, net.

Stock Dividend

On April 16, 2001, the Board of Directors declared a one-for-one stock dividend. The record date for the dividend was April 27, 2001, and the distribution date for the dividend was May 11, 2001.

Earnings Per Share

The computation of basic income (loss) per share information is based on the weighted average number of common shares outstanding during the year. The computation of diluted income (loss) per share information is based on the weighted average number of common shares outstanding during the year plus the effects of any dilutive common stock equivalents. Excluded from the calculation of earnings per diluted share were 35,113; 387,999 and 743,715 shares during 2001, 2002 and 2003, respectively because they were antidilutive.

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

FOR THE YEARS ENDED DECEMBER 31, 2001, 2002 AND 2003

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

	Year Ended December 31,
	2001	2002	2003
Net income, as reported	$49,167	$39,897	$46,310
Less: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(4,501)	(6,216)	(4,900)

Pro forma net income	$44,666	$33,681	$41,410

Net income per share:
Basic – as reported	$0.95	$0.73	$0.83
Basic – pro forma	$0.86	$0.62	$0.74

Diluted – as reported	$0.94	$0.72	$0.82
Diluted – pro forma	$0.85	$0.61	$0.74

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Year Ended December 31,
	2001	2002	2003
Weighted-average fair value of options granted	$11.54	$28.89	$28.71
Expected lives (years)	5.00	5.00	5.00
Dividend yield (%)	0.00	0.00	0.00
Risk-free interest rate (%)	4.59	2.78	3.25
Expected volatility (%)	76.09	57.47	41.22

All options granted during the years ended December 31, 2001, 2002 and 2003 were granted with an exercise price equal to the fair value of the Company’s common stock at the grant date. The estimated pro forma amounts include the compensation cost for the Company’s Employee Stock Purchase Plan based on the fair value of the contributions under this plan, consistent with the method of SFAS No. 123.

Advertising Costs

Advertising costs are charged to operations as incurred. Advertising costs were approximately $1,390, $1,038 and $884 for the years ended December 31, 2001, 2002 and 2003, respectively.

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2001, 2002 AND 2003

(in thousands, except share and per share data)

1. Summary of Operations and Significant Accounting Policies (continued):

Research and Development Costs

Research and development costs are charged to operations as incurred. Research and development costs are listed as a separate line item on the Company’s consolidated statements of operations. In the fourth quarter of 2003, the Company acquired from Eli Lilly & Company for $65.0 million the patents for the compound dapoxetine. The $65.0 million payment to Lilly was recorded to research and development expenses because dapoxetine is still in development and has not been approved for sale in any country. Dapoxetine is currently in Phase III development for premature ejaculation.

Restructuring Charges and Gain on Sale of Assets

In July 2003, the Company announced the restructuring of its discovery sciences segment. In connection with this restructuring, the Company consolidated its discovery sciences operations into its Morrisville, North Carolina and Middleton, Wisconsin facilities, and no longer offers functional genomics services in Menlo Park, California. The Company recorded a charge to earnings in the third quarter of 2003 of $1,917 for this restructuring. Restructuring charges included approximately $900 for one-time employee termination benefits, $700 for facility charges and $300 for other related charges. All restructuring charges were incurred and paid during the third quarter of 2003.

As a part of this restructuring, the Company purchased 4.4 million shares of SurroMed, Inc. Series F convertible preferred stock in exchange for $12,000 in cash and $12,000 in certain tangible assets and intellectual property from the Company’s Menlo Park operations. The value of the tangible assets and intellectual property was based on an independent appraisal. The Company recorded a gain on sale of assets of $5,738 as a result of this transaction. The majority of the remaining Menlo Park tangible assets were transferred to the CRO Phase II through IV division and the remaining discovery sciences operations.

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

FOR THE YEARS ENDED DECEMBER 31, 2001, 2002 AND 2003

(in thousands, except share and per share data)

2. Acquisitions:

In February 2002, the Company acquired 100% of the outstanding common stock of Medical Research Laboratories International, Inc., or MRL U.S., and Medical Research Laboratories International, BVBA, or MRL Belgium, collectively, MRL. MRL is part of the Development segment of the Company. MRL U.S. operates a specialty central laboratory in Highland Heights, Kentucky, near Cincinnati, Ohio, and MRL Belgium operates a central laboratory in Brussels, Belgium. MRL provides highly standardized efficacy and safety testing services for pharmaceutical companies engaged in clinical drug development and is one of the largest central laboratory providers for Phase I-IV global studies involving agents used in cholesterol, endocrine, metabolic and cardiovascular clinical research. The results of operations are included in the Company’s consolidated results of operations as of and since February 19, 2002, the effective date of the acquisition. The Company acquired MRL for total consideration of $113.1 million, including $39.0 million in cash, $73.5 million in the Company’s common stock (approximately 2.6 million unregistered shares) and direct acquisition costs of $0.6 million for legal, appraisal and accounting fees.

In April 2002, the Company acquired Piedmont Research Center II, Inc, or PRC, a cancer research laboratory based in Morrisville, North Carolina that performs preclinical evaluations of anti-cancer therapies. The research facility serves national and international pharmaceutical and biotechnology companies. PRC is part of the Discovery Sciences segment of the Company. The results of operations are included in the Company’s consolidated results of operations as of and since April 1, 2002, the effective date of the acquisition. The Company acquired PRC for total consideration of $19.6 million, including $2.4 million in cash, $17.1 million in the Company’s common stock (0.5 million unregistered shares) and direct acquisition costs of $0.1 million for legal and accounting fees.

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

In June 2002, the Company acquired ProPharma Pte Ltd, an Asian-based clinical research organization with experience in managing pan-Asian clinical trials. ProPharma is part of the Development segment of the Company. The results of operations are included in the Company’s consolidated results of operations as of and since June 27, 2002, the effective date of the acquisition. The Company acquired ProPharma for total consideration of $3.0 million in cash. In addition, the Company paid $1.4 million as additional purchase price in the second quarter of 2003. This additional and final purchase price payment was based on the financial performance of ProPharma for the twelve month period ending March 31, 2003.

In July 2003, the Company acquired Eminent Research Systems, Inc., or Eminent, a clinical research organization specializing in medical device development, and Clinsights, Inc., or Clinsights, a company affiliated with Eminent through common ownership that provides a range of post-market services to medical device and related pharmaceutical companies and operates proprietary web sites for the dissemination of medical information, online research and product marketing. Eminent and Clinsights are now part of the Development segment of the Company. The results of operations are included in the Company’s consolidated results of operations as of and since July 18, 2003, the effective date of the acquisitions. The Company acquired Eminent and Clinsights for total consideration of $25.0 million in cash.

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2001, 2002 AND 2003

(in thousands, except share and per share data)

2. Acquisitions (continued):

These acquisitions were accounted for using the purchase method of accounting, utilizing appropriate fair value techniques to allocate the purchase price based on the estimated fair values of the assets and liabilities. Accordingly, the estimated fair value of assets acquired and liabilities assumed were included in the Company’s consolidated balance sheet as of the effective date of the acquisitions.

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

The total purchase price for the 2003 acquisitions was allocated to the estimated fair value of assets acquired and liabilities assumed as set forth in the following table:

	Eminent	Clinsights	Total
Condensed balance sheet:
Current assets	$672	$1,349	$2,021
Property and equipment, net	436	226	662
Non-current assets	32	25	57
Deferred tax asset	1,184	1,093	2,277
Current liabilities	(3,574)	(718)	(4,292)

Value of identifiable intangible assets:
Goodwill	15,007	9,275	24,282

Total	$13,757	$11,250	$25,007

Initially, the purchase price allocations for the acquisitions are based on preliminary estimates, using available information and making assumptions management believes are reasonable. Purchase price allocations are subject to finalization within one year of the acquisition as additional information is obtained. The purchase price allocations for all 2002 acquisitions were finalized by June 30, 2003. Goodwill will be evaluated annually as required by SFAS 142.

Goodwill related to MRL, PRC, ProPharma, Eminent and Clinsights is not expected to be deductible for tax purposes. Goodwill related to CSS is expected to be deductible for tax purposes.

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2001, 2002 AND 2003

(in thousands, except share and per share data)

2. Acquisitions (continued):

The unaudited pro forma results from operations for the Company assuming the acquisitions were consummated as of January 1, 2002 and 2003 were as follows:

	Year Ended December 31,
	2002	2003
Total revenue	$624,772	$729,741
Net income	$41,008	$44,961
Income per share:
Basic	$0.75	$0.81
Diluted	$0.74	$0.80

The above amounts are based upon certain assumptions and estimates. The Company believes these assumptions and estimates are reasonable, but they do not reflect any benefit from economies that might be achieved from combined operations. Pro forma adjustments were made to interest income and income tax, decreasing net income by $583 and $574 for the twelve-month periods ended December 31, 2002 and 2003, respectively. These adjustments are reflected in the above table. The pro forma financial information presented above is not necessarily indicative of either the results of operations that would have occurred had the acquisitions taken place at the beginning of the period indicated or of future results of operations of the combined companies.

3. Accounts Receivable and Unbilled Services:

Accounts receivable and unbilled services consisted of the following:

	December 31,
	2002	2003
Trade:
Billed	$130,865	$151,525
Unbilled	72,692	94,928
Reserve for doubtful accounts	(3,621)	(2,959)

	$199,936	$243,494

The Company had 21.7% and 21.6% of its accounts receivable and unbilled services in locations outside the United States as of December 31, 2002 and 2003, respectively. Operations in the United Kingdom comprised 77.3% and 75.7% of this balance as of December 31, 2002 and 2003, respectively.

Change in reserve for doubtful accounts consisted of the following:

	Year Ended December 31,
	2001	2002	2003
Balance at beginning of year	$1,954	$2,881	$3,621
Additions charged to costs and expenses	973	342	284
Deductions	(46)	(402)	(1,283)
Acquisitions	—	800	337

Balance at end of year	$2,881	$3,621	$2,959

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2001, 2002 AND 2003

(in thousands, except share and per share data)

4. Property and Equipment:

Property and equipment, stated at cost, consisted of the following:

	December 31,
	2002	2003
Land	$2,058	$2,322
Buildings and leasehold improvements	41,369	41,482
Construction in progress and asset deposits	4,190	12,939
Furniture and equipment	91,223	95,280
Computer equipment and software	58,409	65,116

	197,249	217,139
Less accumulated depreciation and amortization	(89,545)	(104,996)

	$107,704	$112,143

Property and equipment under capital leases, stated at cost, consisted of the following:

	December 31,
	2002	2003
Buildings and leasehold improvements	$1,577	$1,577
Computer equipment and software	4,234	3,318

	5,811	4,895
Less accumulated depreciation and amortization	(2,562)	(3,827)

	$3,249	$1,068

5. Goodwill and Intangible Assets:

In June 2001, the FASB issued Statement of Financial Accounting Standards No. 141, “Business Combinations”, which eliminates the pooling of interests method of accounting for business combinations and addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. In June 2001, the FASB issued Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets”, or SFAS No. 142. The Company adopted SFAS No. 142 as of January 1, 2002. SFAS No. 142 addresses the financial accounting and reporting standards for the acquisition of intangible assets outside of a business combination, and for goodwill and other intangible assets subsequent to their acquisition. This statement requires that goodwill be separately disclosed from other intangible assets in the statement of financial position, and no longer be amortized but tested for impairment on a periodic basis. The provisions of this accounting standard also require the completion of a transitional impairment test within six months of adoption. The Company completed the transitional impairment test as of January 1, 2002 and the annual impairment test as of October 1, 2002 and 2003 and did not identify any impairments of goodwill. These tests involved determining the fair market value of each of the reporting units with which the goodwill was associated and comparing that value with the reporting unit’s carrying amount.

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2001, 2002 AND 2003

(in thousands, except share and per share data)

5. Goodwill and Intangible Assets (continued):

In accordance with SFAS No. 142, the Company discontinued the amortization of goodwill effective January 1, 2002. A reconciliation of previously reported net income and earnings per share to the amounts adjusted for the exclusion of goodwill amortization follows for the year ended December 31, 2001:

Reported net income	$49,167
Add: Goodwill amortization	587

Adjusted net income	$49,754

Reported basic income per share	$0.95
Add: Goodwill amortization	0.01

Adjusted basic income per share	$0.96

Reported diluted income per share	$0.94
Add: Goodwill amortization	0.01

Adjusted diluted income per share	$0.95

Changes in the carrying amount of goodwill for the twelve months ended December 31, 2002 and 2003, by operating segment, were as follows:

	Development	Discovery	Total
Balance as of January 1, 2002	$6,839	$751	$7,590
Goodwill recorded during the period for current year acquisitions	116,814	19,721	136,535
Translation adjustments	3,283	—	3,283

Balance as of December 31, 2002	$126,936	$20,472	$147,408

	Development	Discovery	Total
Balance as of January 1, 2003	$126,936	$20,472	$147,408
Goodwill recorded during the period for prior year acquisitions	1,550	143	1,693
Goodwill recorded during the period for current year acquisitions	24,282	—	24,282
Translation adjustments	4,693	—	4,693

Balance as of December 31, 2003	$157,461	$20,615	$178,076

Information regarding the Company’s other intangible assets follows:

	As of December 31, 2002			As of December 31, 2003
	Carrying Amount	Accumulated Amortization	Net	Carrying Amount	Accumulated Amortization	Net
Backlog	$2,100	$919	$1,181	$2,100	$1,969	$131
Patents	280	192	88	280	236	44
License agreements	2,500	145	2,355	2,500	668	1,832
Miscellaneous intangible assets	915	915	—	915	915	—

Total	$5,795	$2,171	$3,624	$5,795	$3,788	$2,007

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2001, 2002 AND 2003

(in thousands, except share and per share data)

5. Goodwill and Intangible Assets (continued):

All intangible assets are amortized on a straight-line basis, based on estimated useful lives of two years for backlog, five years for patents, ten years for license agreements and two to ten years for miscellaneous intangible assets. The weighted average amortization period for backlog is 2 years, patents is 5 years, license agreements is approximately 3.5 years, miscellaneous intangible assets is 1 year and all intangibles collectively is approximately 2.5 years.

Amortization expense for the twelve months ended December 31, 2001, 2002 and 2003 was $1,064, $1,042 and $1,633, respectively. Amortization expense included goodwill amortization during 2001. Estimated amortization expense for the next five years is as follows:

2004	$882
2005	726
2006	244
2007	50
2008	50

6. Note Receivable:

Note receivable consisted of the following at December 31, 2002:

Note receivable	$500

Less current maturities	(500)

$—

The note receivable related to the sale of a prior business, bore interest at a rate of 10% and was payable in five equal annual payments beginning on February 27, 1998. The final payment of the note was received March 21, 2003.

7. Investments:

Investments consisted of the following:

	December 31,
	2002	2003
Investment in Surromed, Inc.	$5,000	$29,007
Investment in Syrrx, Inc.	—	25,000
Investment in Chemokine Therapeutics Corp.	—	2,700
Investment in BioDelivery Sciences International, Inc.*	1,684	2,284
Investment in Spotlight Health, Inc.	5,000	1,230
Investment in Oriel Therapeutics, Inc.	150	900
Investment in CancerConsultants	250	250
Investment in SLIL Biomedical Corp.	4,700	—
Investment in Signature Bioscience (formerly PrimeCyte)	150	—

	$16,934	$61,371

*	Publicly traded security

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2001, 2002 AND 2003

(in thousands, except share and per share data)

7. Investments (continued):

The Company assesses its investment portfolio on a quarterly basis to determine whether declines in the market value of these securities are other than temporary. This quarterly review includes an evaluation of, among other things, the market condition of the overall industry of the investee, historical and projected financial performance, expected cash needs and recent funding events. As a result of management’s quarterly evaluations, during 2003, the Company recorded charges to earnings for other than temporary declines in the fair market value of its securities in BioDelivery Sciences International, of $1.4 million. BioDelivery Sciences is a publicly traded company, so this write-down was based on the closing price of its securities as of December 31, 2003 and September 30, 2003. Although the securities have traded above cost for short periods of time throughout 2003, management believes that due to the uncertainty of BioDelivery Sciences’ strategic direction, the decline in value as of each of these periods was other than temporary and thus the Company recorded the charges to earnings. Prior to the third quarter of 2003, market fluctuations were recorded through our equity accounts. As of December 31, 2002, the Company recorded an unrealized loss of $1.9 million related to this investment.

During 2003, the Company recorded charges to earnings for other than temporary declines in the fair market value of its investment in Spotlight Health, Inc. of $3.9 million, SLIL Biomedical Corp. of $4.7 million and Signature Bioscience, Inc. (formerly Primecyte, Inc.) of $0.2 million. The write-down of the Company’s investment in Spotlight Health was recorded based primarily on its historical and projected financial performance and the issuance of shares to a new investor at a lower valuation. SLIL and Primecyte were deemed to be impaired primarily as a result of the market condition of their respective industries, historical and projected performance and expected cash needs of the individual companies.

During 2002, the Company recorded a charge to earnings for other than temporary declines in the fair market value of its investments in DNA Sciences of approximately $32.0 million, Gallery Systems of $1.5 million and Intrabiotics Pharmaceuticals of approximately $0.3 million. The investment in DNA Sciences was deemed to be impaired as a result of adverse events experienced by DNA Sciences during the first quarter of 2002. Gallery Systems and Intrabiotics Pharmaceuticals were deemed to be impaired primarily as a result of the market condition of their respective industries, historical and projected performance and expected cash needs of the individual companies.

In November 2003, the Company purchased 4.8 million shares of Syrrx, Inc. Series F convertible preferred stock in exchange for $25.0 million. The Company owned approximately 15.0% of Syrrx’s outstanding capital stock as of December 31, 2003. The Company signed an agreement to jointly develop and commercialize Syrrx-designed human dipeptidyl peptidase IV, or DP4, inhibitors as drug products for the treatment of type 2 diabetes and other major human diseases. The Company will provide preclinical and clinical development resources and expertise for the collaboration, and will fund the majority of preclinical and clinical studies through Phase IIb development of selected DP4 inhibitors. In addition, the Company will make milestone payments to Syrrx upon the occurrence of certain clinical and regulatory events. Syrrx is a privately held drug discovery company with a focus on drug targets that have been validated in human clinical trials.

In September 2003, the Company purchased 4.4 million shares of SurroMed, Inc. Series F convertible preferred stock in exchange for $12.0 million in cash and $12.0 million in tangible assets and intellectual property from the Company’s Menlo Park, California operation. Including the 1.0 million shares of SurroMed’s Series E convertible preferred stock that were purchased in April 2002 for $5.0 million, the Company owned approximately 15.7% of SurroMed’s outstanding capital stock as of December 31, 2003. SurroMed is a privately held company that provides biomarker solutions to pharmaceutical and biotechnology companies using proprietary, integrated bioanalysis technologies that detect biological markers and compounds to enable precise diagnosis and personalized treatment of disease.

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2001, 2002 AND 2003

(in thousands, except share and per share data)

7. Investments (continued):

In April 2003, the Company purchased 2.0 million shares of Chemokine Therapeutics Corp. Series A convertible preferred stock for $2.7 million, which represented approximately a 17.0% interest in the outstanding stock of Chemokine as of December 31, 2003. Chemokine is a privately held company focusing on the development of peptide and small molecule therapeutics that are agonists or antagonists of chemokine activity. Chemokines are small proteins that recruit cells to local sites of infection and might be useful as either blood recovery or anti-metastasis agents.

In December 2002, the Company purchased 150 thousand shares of Oriel Therapeutics, Inc. Series A convertible preferred stock for $0.15 million. The Company also received, as part of the purchase, a warrant to purchase an equal number of shares of stock offered by Oriel Therapeutics in its next round of financing at a discount. In April 2003, the Company exercised these warrants to purchase 150 thousand shares of Oriel Therapeutics Series B convertible preferred stock for $0.2 million. At the same time, the Company also purchased an additional 255 thousand shares of Oriel’s Series B convertible preferred stock for $0.5 million. The Company’s common stock in Oriel Therapeutics represented an ownership interest of approximately 13.5% in Oriel Therapeutics’ outstanding common stock as of December 31, 2003. Oriel Therapeutics Corp. is a privately held company pursuing the development of technology to improve drug delivery in the treatment of respiratory and pulmonary diseases.

In June 2002, the Company purchased approximately 0.7 million units of BioDelivery Sciences International, Inc. for $3.6 million. Each unit consisted of one share of common stock and one warrant for common stock. The Company’s common stock in BioDelivery Sciences International represented an ownership interest of approximately 9.9% in BioDelivery Sciences International’s outstanding common stock as of December 31, 2003. BioDelivery Sciences International is a publicly traded company that is developing and seeking to commercialize a drug delivery technology designed for a potentially broad base of pharmaceuticals, vaccines and over-the-counter drugs.

In April 2000, the Company purchased 1.0 million shares of Spotlight Health Series C convertible preferred stock for $5.0 million. As of December 31, 2003, the Company owned approximately 7.0% of Spotlight’s outstanding capital stock. In January 2001, the Company entered into an agreement with Spotlight Health and Wachovia Bank, N.A., to guarantee a $2.0 million revolving line of credit provided to Spotlight Health by Wachovia. In July 2003, Spotlight Health replaced this credit facility with a new $2.0 million revolving line of credit from Bank of America, N.A. The Company continues to guarantee Spotlight Health’s obligations under the new credit facility. As of December 31, 2003, Spotlight Health had $2.0 million outstanding under this credit facility. In accordance with the requirements of FASB Statement No. 5, “Accounting for Contingencies”, and as clarified by FASB Interpretation No. 45, the Company has recorded in 2003 a liability in the amount of $0.2 million for the fair value of the obligation the Company has assumed under this guarantee. The Company reviews the financial statements of Spotlight Health on a quarterly basis to determine if they have sufficient financial resources to continue operations. Future events and circumstances might adversely affect Spotlight Health’s financial condition and Spotlight Health might not be in the position to repay the facility, in which case Bank of America might attempt to collect on this guaranty.

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2001, 2002 AND 2003

(in thousands, except share and per share data)

8. Other Accrued Expenses:

Other accrued expenses consisted of the following:

	December 31,
	2002	2003
Accrued salaries, wages, benefits and related costs	$47,157	$44,603
Other	20,869	19,146

	$68,026	$63,749

9. Long-Term Debt, Line of Credit and Lease Obligations:

Long-term debt consisted of the following:

	December 31,
	2002	2003
Leases at interest rates up to 10.4%	$2,596	$836
Fair value of guarantee	—	200
Note at interest rate of 5.26%	5,810	6,626

	8,406	7,662
Less: current maturities	(1,757)	(1,381)

	$6,649	$6,281

Long-Term Debt

The Company assumed a note payable in the acquisition of MRL Belgium. This note relates to the laboratory building in Brussels, Belgium that the Company owns as a result of that acquisition. This note matures during April 2017. For the years subsequent to December 31, 2003, annual principal maturities of long-term debt outstanding are:

2004	$351
2005	370
2006	390
2007	411
2008	434
2009 and thereafter	4,670

Total	$6,626

Line of Credit

In July 2003, we renewed our revolving credit facility for $50.0 million with Bank of America, N. A. Indebtedness under the facility is unsecured and subject to traditional covenants relating to financial ratios and restrictions on investments without prior approval. Borrowings under this credit facility are available to provide working capital and for general corporate purposes. As of December 31, 2003, there was no amount outstanding under this credit facility. However, the aggregate amount we are able to borrow has been reduced by $0.75 million due to outstanding letters of credit issued under this facility. This credit facility is currently scheduled to expire in June 2004, at which time any outstanding balance would be due. In the past, we maintained a second revolving credit facility for $50.0 million with Wachovia Bank, N.A. on substantially similar terms and conditions. However, based on our cash balance and historical ability to generate cash from operations, we elected not to renew our facility with Wachovia, and it expired on June 30, 2003.

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2001, 2002 AND 2003

(in thousands, except share and per share data)

9. Long-Term Debt, Line of Credit and Lease Obligations (continued):

Leases

The Company is obligated under noncancellable operating leases expiring at various dates through 2016 relating to its operating facilities and certain equipment. Rental expense for all operating leases, net of sublease income of $489, $786 and $1,011, was $18,520, $25,783 and $28,783 for the years ended December 31, 2001, 2002 and 2003, respectively.

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

Certain facility leases provide for concessions by the landlords, including payments for leasehold improvements and free rent periods. These concessions have been reflected as deferred rent and other in the accompanying consolidated financial statements. The Company is recording rent expense on a straight-line basis for these leases.

Future minimum payments for all lease obligations for years subsequent to December 31, 2003 are as follows:

	Operating leases	Capital leases
2004	$29,399	$871
2005	25,904	—
2006	23,445	—
2007	20,023	—
2008	19,148	—
2009 and thereafter	75,503	—

	193,422	871
Less: sublease income	(18,012)

	$175,410

Less: amount representing interest		(35)

Total		$836

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2001, 2002 AND 2003

(in thousands, except share and per share data)

10. Stock Plans:

Restricted Stock

In January 2001, the Company awarded 60 thousand shares of restricted stock to members of the senior management team. This restricted stock was subject to three year cliff vesting. Deferred compensation was expensed on a straight-line basis over the three-year vesting period. Total deferred compensation recorded for 2001 was $1,449. During 2002, 15 thousand shares with a value of $349 were forfeited due to terminations. All remaining shares vested in January 2004. Deferred compensation, net of accumulated amortization of $733 and $1,449, was $367 and $0 as of December 31, 2002 and 2003.

Equity Compensation Plan

The Company has an equity compensation plan (the “Plan”) under which the Company may grant stock options to its employees and directors. As of December 31, 2003, there were 6.1 million shares of common stock available for grant. The exercise price of each option granted is equal to the market price of the Company’s stock on the date of grant and the maximum exercise term of each option granted does not exceed 10 years. Options are granted upon approval of the Compensation Committee of the Board of Directors and vest over various periods, as determined by the Compensation Committee at the date of the grant. The majority of the Company’s options vest ratably over a period of three years.

A summary of the status of the Plan at December 31, 2001, 2002 and 2003, and changes during the years, is presented below and includes common stock options of the Company:

	2001		2002		2003
	(000’s) Shares	Weighted Average Exercise Price	(000’s) Shares	Weighted Average Exercise Price	(000’s) Shares	Weighted Average Exercise Price
Outstanding at beginning of year	2,802	$11.05	2,253	$13.94	2,458	$18.26
Granted	501	24.21	710	28.89	651	28.71
Exercised	(985)	11.03	(291)	11.55	(398)	12.08
Forfeited	(65)	12.60	(214)	17.86	(208)	26.47

Outstanding at end of year	2,253	$13.94	2,458	$18.22	2,503	$21.31

Options exercisable at end of year	1,148	$11.30	1,403	$12.83	1,501	$16.51

The following table summarizes information about the Plan’s stock options at December 31, 2003:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	(000’s) Number Outstanding at 12/31/03	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	(000’s) Number Exercisable at 12/31/03	Weighted Average Exercise Price
$ 1.96 - $6.46	88	4.2 years	$4.39	88	$4.39
$ 6.47 - $12.92	483	4.9 years	$8.42	483	$8.42
$ 12.93 - $19.39	418	5.1 years	$15.85	415	$15.85
$ 19.40 - $25.85	306	7.5 years	$22.97	192	$23.09
$ 25.86 - $31.80	1,208	8.8 years	$29.16	323	$28.87

	2,503	7.1 years	$21.31	1,501	$16.51

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2001, 2002 AND 2003

(in thousands, except share and per share data)

10. Stock Plans (continued):

Employee Stock Purchase Plan

The Board of Directors has reserved shares of the Company’s common stock for issuance under the Employee Stock Purchase Plan (the “ESPP”). As of December 31, 2003, there were 0.8 million shares of common stock available for issuance. The ESPP has two six-month offering periods (each an “Offering Period”) annually, beginning January 1 and July 1, respectively. Eligible employees can elect to make deductions from 1% to 15% of their compensation during each payroll period of an Offering Period. Special limitations apply to eligible employees who own 5% or more of the outstanding common stock of the Company. None of the contributions made by eligible employees to purchase the Company’s common stock under the ESPP are tax deductible to the employees. At the end of an Offering Period, the total payroll deductions by an eligible employee for that Offering Period will be used to purchase common stock of the Company at a price equal to 85% of the lesser of (a) the reported closing price of the Company’s common stock for the first day of the Offering Period, or (b) the reported closing price of the common stock for the last day of the Offering Period. Only 300 thousand shares are available for purchase during each of the Offering Periods.

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

During 2003, $4,898 was contributed to the ESPP and 218 thousand shares were issued. The compensation costs for the ESPP as determined based on the fair value of the contributions under the ESPP, consistent with the method of SFAS No. 123, was $715, $810 and $814 and is reflected in the pro forma net income and basic and diluted net income per share for 2001, 2002 and 2003, respectively, as disclosed in Note 1.

11. Income Taxes:

The components of income before provision for income taxes were as follows:

	Year Ended December 31,
	2001	2002	2003
Domestic	$70,893	$57,183	$50,632
Foreign	7,021	21,359	20,613

Income from continuing operations	$77,914	$78,542	$71,245

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2001, 2002 AND 2003

(in thousands, except share and per share data)

11. Income Taxes (continued):

The components of the provision for income taxes were as follows:

	Year Ended December 31,
	2001	2002	2003
State income taxes:
Current	$3,398	$3,914	$7,364
Deferred	(270)	1,776	(4,925)
Federal income taxes:
Current	29,288	23,579	40,531
Deferred	(5,226)	3,385	(22,808)
Foreign income taxes:
Current	422	5,539	3,799
Deferred	1,135	452	974

Provision for income taxes	$28,747	$38,645	$24,935

Taxes computed at the statutory U.S. federal income tax rate of 35% are reconciled to the provision for income taxes as follows:

	Year Ended December 31,
	2001	2002	2003
Effective tax rate	36.9%	49.2%	35.0%

Statutory rate of 35%	$27,270	$27,490	$24,936
State taxes, net of federal benefit	2,106	1,980	1,635
Nontaxable income net of nondeductible expenses	210	(318)	(1,010)
Change in valuation allowance	(2,533)	11,063	1,166
Impact of international operations	1,452	(901)	(1,004)
Other	242	(669)	(788)

Provision for income taxes	$28,747	$38,645	$24,935

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2001, 2002 AND 2003

(in thousands, except share and per share data)

11. Income Taxes (continued):

Components of the net current deferred tax asset were as follows:

	December 31,
	2002	2003
Future benefit of net operating losses	$730	$1,003
Reserve for doubtful accounts	2,093	1,316
Accrued expenses	7,396	4,161
Unearned income	4,277	6,400
Valuation allowance	(638)	(514)

Net current deferred tax asset	$13,858	$12,366

Components of the net long-term deferred tax liability in 2002 and asset in 2003 were as follows:

	December 31,
	2002	2003
Other depreciation and amortization	$(9,145)	$(12,801)
Patent depreciation	—	25,641
Deferred rent	808	1,811
Deferred compensation	619	747
Investment basis differences	14,007	17,348
Valuation allowance	(11,911)	(12,430)
Other	(329)	1,241
Future benefit of net operating losses	—	1,526

Net long-term deferred tax (liability) asset	$(5,951)	$23,083

The Company recorded a deferred tax asset for federal and state net operating losses from subsidiaries acquired in 2003 of $2,015. Although these losses are subject to annual limitations under IRC Section 382, management expects all losses to be utilized during the twenty-year carryforward period that is available.

The valuation allowance related to the Company’s foreign tax losses was reduced by $78 and $124 during 2002 and 2003, respectively, due to the utilization of losses in various jurisdictions. The valuation allowance related to uncertainty of recognizing future tax benefits from certain realized and unrealized capital losses was increased by $519. This resulted from increasing the valuation allowance overall by $1,289 while eliminating the $770 valuation allowance for the unrealized losses in accumulated other comprehensive income.

The Company records current and deferred income tax expense related to its foreign operations to the extent those earnings are taxable. No provision has been made for the additional taxes that would result from the distribution of earnings of foreign subsidiaries because those earnings are expected to be invested permanently. The cumulative amount of undistributed retained earnings of foreign subsidiaries for which no provision has been made was $14,702 and $29,681 as of December 31, 2002 and 2003, respectively. The determination of the amount of the unrecognized deferred tax liability related to the undistributed earnings is not practicable.

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2001, 2002 AND 2003

(in thousands, except share and per share data)

12. Employee Savings and Pension Plans:

Savings Plan

The Company provides a 401(k) Retirement Savings Plan to its U.S. employees. The Company matches 50% of an employee’s savings up to 6% of pay, and these contributions vest ratably over a four-year period. Company matching contributions for all employees for each of the three years ended December 31, 2001, 2002 and 2003 were $3,467, $4,176 and $4,962, respectively.

Pension Plans

Pension costs are determined under the provisions of Statement of Financial Accounting Standards No. 87, “Employers’ Accounting for Pensions”, and related disclosures are determined under the provisions of Statement of Financial Accounting Standards No. 132, “Employers’ Disclosures about Pensions and other Postretirement Benefits”.

The Company has a separate contributory defined benefit plan (the “U.K. Plan”) for its qualifying United Kingdom employees employed by the Company’s U.K. subsidiaries. This pension plan was closed to new participants as of December 31, 2002. The benefits for the U.K. Plan are based primarily on years of service and average pay at retirement. Plan assets consist principally of investments managed in a mixed fund.

Following closure of the above plan to new participants, the Company has set up a new defined contribution plan for it qualifying United Kingdom employees employed by the Company’s UK subsidiaries. The employees can contribute between 3% and 6% of their annual compensation and the Company matches those contributions with 5% to 8% of the employees’ annual compensation. Company contributions for December 31, 2003 were $105.

Pension costs for the U.K. Plan included the following components:

	Year Ended December 31,
	2001	2002	2003
Service cost benefits earned during the year	$846	$1,085	$943
Interest cost on projected benefit obligation	843	1,045	1,354
Expected return on plan assets	(935)	(848)	(1,132)
Net amortization and deferral	9	53	457

Net periodic pension cost	$763	$1,335	$1,622

Assumptions used to determine benefit obligation at end of year were as follows:

	2001	2002	2003
Discount rate	5.5%	6.2%	6.1%
Rate of compensation increase	3.0%	4.0%	4.4%

Assumptions used to determine net periodic pension cost for years ending December 31 were as follows:

	2001	2002	2003
Discount rate	5.5%	6.5%	6.2%
Rate of compensation increase	3.0%	4.0%	4.0%
Long-term rate of return on plan assets	6.0%	5.5%	7.2%

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2001, 2002 AND 2003

(in thousands, except share and per share data)

12. Employee Savings and Pension Plans (continued):

Pension Plans (continued)

The change in benefit obligation, change in plan assets, funded status and amounts recognized of the defined benefit plan were as follows:

	Year Ended December 31,
	2001	2002	2003
Change in benefit obligations:
Benefit of obligation at beginning of year	$15,776	$14,768	$19,793
Service cost	619	732	943
Interest cost	843	1,045	1,354
Participant contributions	227	353	770
Net actuarial loss (gain)	(2,114)	3,066	3,899
Benefits paid	(189)	(1,730)	(570)
Foreign currency translation adjustment	(394)	1,559	2,162

Benefit obligation at end of year	$14,768	$19,793	$28,351

Change in plan assets:
Fair value of plan assets at beginning of year	$15,638	$14,212	$13,286
Actual asset return	(1,714)	(2,036)	1,806
Employer contributions	639	988	2,243
Plan participants’ contributions	227	353	770
Benefits and expenses paid	(189)	(1,730)	(570)
Foreign currency translation adjustment	(389)	1,499	1,456

Fair value of plan assets at end of year	$14,212	$13,286	$18,991

Funded status:
Funded status	$(556)	$(6,365)	$(9,196)
Unrecognized transition asset	(39)	(31)	(20)
Unrecognized net actuarial loss	2,366	8,361	12,031

Prepaid pension costs	$1,771	$1,965	$2,815

Amounts recognized:
Prepaid pension costs	$1,771	$1,965	$2,815
Accrued pension liability	—	(7,905)	(9,859)
Accumulated other comprehensive income	—	7,905	9,859

Net amount recognized	$1,771	$1,965	$2,815

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2001, 2002 AND 2003

(in thousands, except share and per share data)

13. Commitments and Contingencies:

The Company currently maintains liability insurance on a “claims made” basis for professional acts, errors and omissions. The policy has a deductible per claim of $500. As of December 31, 2002 and 2003, there were no open claims related to this coverage above the deductible.

As of January 1, 2003, the Company was self-insured for group health for employees located within the United States. The Company maintains insurance on a “claims made” basis, up to a maximum of $200 per member per year. As of December 31, 2002 and 2003, the Company maintained a reserve of approximately $4,819 and $3,681, respectively, included in other accrued expenses on the consolidated balance sheets, to cover open claims and estimated claims incurred but not reported. The Company switched plans and administrators at the beginning of 2003. The 2002 plan included a maximum claims provision to limit the Company’s liability, which was finalized in 2003. The Company has no further liability related to the 2002 plan.

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

In September 2003, the Company entered into agreements with SurroMed, Inc. to purchase biomarker discovery services from SurroMed for $2.0 million, $2.0 million, $1.0 million and $1.0 million during the years ended December 31, 2004, 2005, 2006 and 2007, respectively.

The Company signed an agreement to jointly develop and commercialize Syrrx-designed human dipeptidyl peptidase IV, or DP4, inhibitors as drug products for the treatment of type 2 diabetes and other major human diseases. The Company will provide preclinical and clinical development resources and expertise for the collaboration, and will fund the majority of preclinical and clinical studies through Phase IIb development of selected DP4 inhibitors. The Company and Syrrx have agreed to share equally the costs of Phase III development. In addition, the Company will make milestone payments to Syrrx upon the occurrence of certain clinical and regulatory events. In the event of approval to market a drug product, the Company and Syrrx will share equally the profits from drug sales.

In April 2003, the Company made an equity investment in Chemokine Therapeutics to continue development of a proprietary peptide that might be useful as a blood recovery therapeutic agent. The Company anticipates this peptide will enter clinical trials in 2004. In connection with this investment, Chemokine granted PPD an exclusive option to license the peptide for a one-time license fee of $1.5 million. If the Company chooses to exercise this option, it will be obligated to pay the costs for future development work. Chemokine also granted PPD the right to first negotiate a license to other Chemokine peptides.

Under most of the agreements for Development Group services, we agree to indemnify and defend the sponsor against third-party claims based on our negligence or willful misconduct. Any successful claims could have a material adverse effect on our financial condition, results of operations and future prospects.

In November 2003, the Company became a limited partner in A. M. Pappas Life Science Ventures III, LP, a venture capital fund. The Pappas Fund was established for the purpose of making investments in equity securities of privately-held companies in the life sciences, healthcare or technology industries. Under the terms of the limited partnership agreement, the Company committed to invest up to an aggregate of $4.75 million in the Pappas Fund. Each capital call cannot exceed 10% of our aggregate capital commitment and no more than one-third of our commitment can be called prior to May 2004 and no more than two-thirds prior to May 2005. As such, the Company anticipates that its aggregate investment will be made through a series of future capital calls over the next several years. No capital calls have been made to date and the Company’s capital commitment will expire in May 2009.

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2001, 2002 AND 2003

(in thousands, except share and per share data)

13. Commitments and Contingencies (continued):

In the fourth quarter of 2003, the Company acquired from Eli Lilly & Company the patents for the compound dapoxetine for development in the field of genitourinary disorders. This compound is currently licensed to ALZA Corporation and is in Phase III development for premature ejaculation. Under the terms of the agreement with Lilly, the Company paid Lilly $65.0 million in cash and agreed to pay Lilly a royalty of 5% on annual net sales of dapoxetine in excess of $800 million.

14. Related Party Transactions:

The Company leases its Highland Heights, Kentucky building under an operating lease with a shareholder of the Company. Rent paid to this shareholder for the year ended December 31, 2002 and 2003 totaled $596 and $651, respectively.

15. Fair Value of Financial Instruments:

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

Accounts Receivable, Accounts Payable and Accrued Liabilities

The carrying amount approximates fair value because of the short maturity of these items.

Notes Receivable and Long-Term Debt

The Company believes the carrying value approximates the fair value on December 31, 2002 and 2003.

Investments

The Company’s investments in SurroMed, Syrrx, Chemokine, Spotlight Health, Oriel Therapeutics, and CancerConsultants are recorded at $29,007, $25,000, $2,700, $1,230, $900, and $250, respectively, at December 31, 2003. These investments, for which no public market exists, are accounted for using the cost method of accounting as the Company does not exert significant influence on the operations of these companies. The Company monitors these investments for other than temporary declines in value. The Company believes the carrying value approximates fair value as of December 31, 2002 and 2003. Of these investments, the Company recorded impairment only for its investment in Spotlight Health as of December 31, 2003, which was discussed in Note 7.

The Company’s investment in BioDelivery Sciences International, Inc. was recorded at $2,284 at December 31, 2003. BioDelivery Sciences International is a publicly traded company. The Company records a gain or loss related to this investment at the end of each quarter based on the closing price of this investment at the end of each period. As of December 31, 2003, the Company had recorded a realized loss of $1,339 related to this investment. For further information on investments see Note 7.

Letters of Credit

From time to time, the Company uses letters of credit to back certain guarantees and insurance policies. The letters of credit reflect fair value as a condition of their underlying purpose and are subject to fees competitively determined in the marketplace. During 2003, the Company utilized 3 letters of credit which totaled $750 related to its insurance policies.

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2001, 2002 AND 2003

(in thousands, except share and per share data)

16. Business Segment Data:

Revenues by principal business segment are separately stated in the consolidated financial statements. The Company has changed its measurement of segment profitability from net income to income (loss) from operations in 2002 in order to more accurately reflect the information used by the Company’s chief operating decision-maker. Net income for the Development segment was $45,620 for the year ended December 31, 2001. Net income for the Discovery segment was $3,639 for the year ended December 31, 2001. Equity in net loss of investee of $92 in 2001 was not allocated to the Company’s business segments. The equity in net loss of investee is related to the investment in Apothogen, Inc., which operated in the discovery field. Income (loss) from operations, depreciation and amortization, identifiable assets and capital expenditures by principal business segment were as follows:

	Year Ended December 31,
	2001	2002	2003
Income (loss) from operations:
Development	$66,830	$117,405	$150,444
Discovery sciences	5,762	(8,960)	(71,603)

Total	$72,592	$108,445	$78,841

Depreciation and amortization:
Development	$18,366	$21,546	$25,647
Discovery sciences	1,898	2,685	2,954

Total	$20,264	$24,231	$28,601

Identifiable assets: (a)
Development	$408,774	$637,660	$683,866
Discovery sciences	56,626	54,460	90,577

Total	$465,400	$692,120	$774,443

Capital expenditures:
Development	$37,570	$30,602	$30,584
Discovery sciences	4,319	5,894	1,109

Total	$41,889	$36,496	$31,693

(a)	The note receivable from the sale of the environmental sciences segment is included in the Development segment in 2001 and 2002.

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2001, 2002 AND 2003

(in thousands, except share and per share data)

17. Operations by Geographic Area:

Geographic information for net revenue and operating income by country is determined by the location where the services are provided for the client. Geographic information for identifiable assets by country is determined by the physical location of the assets.

The following table presents information about the Company’s operations by geographic area:

	Year Ended December 31,
	2001	2002	2003
Net revenue:
United States	$391,316	$484,955	$563,013
U.K.	34,369	57,612	76,721
Other (a)	34,948	66,090	87,249

Total	$460,633	$608,657	$726,983

Operating income:
United States	$65,651	$85,130	$53,846
U.K.	5,630	15,605	19,477
Other (a)	1,311	7,720	5,518

Total	$72,592	$108,455	$78,841

Identifiable assets:
United States	$412,700	$578,146	$627,398
U.K.	37,454	56,652	73,164
Other (a)	15,246	57,322	73,881

Total	$465,400	$692,120	$774,443

(a)	Principally consists of operations in 21 countries, ten of which are located in Europe, none of which comprises more than 6% of net revenue, operating income or identifiable assets.

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2001, 2002 AND 2003

(in thousands, except share and per share data)

18. Quarterly Financial Data (unaudited):

2002	First	Second	Third	Fourth	Total
Net revenue	$130,583	$151,566	$157,284	$169,224	$608,657
Operating income	21,467	26,181	27,748	33,049	108,445
Net income (loss)	(15,567)	17,210	18,282	19,972	39,897
Net income (loss) per common share:
Basic	$(0.29)	$0.31	$0.33	$0.36	$0.73
Diluted	$(0.29)	$0.31	$0.33	$0.36	$0.72

2003
Net revenue	$169,877	$184,970	$179,515	$192,621	$726,983
Operating income (loss)	32,410	34,180	38,599	(26,348)	78,841
Net income (loss)	21,167	16,840	24,825	(16,522)	46,310
Net income (loss) per common share:
Basic	$0.38	$0.30	$0.44	$(0.30)	$0.83
Diluted	$0.38	$0.30	$0.44	$(0.30)	$0.82

19. Subsequent Event:

In January 2004, the Company purchased 5.0 million shares of Accentia, Inc. Series E convertible preferred stock for $5.0 million. As a result of this investment, the Company owned approximately 5.0% of the outstanding capital stock of Accentia. Accentia’s Series E preferred stock will pay a dividend based on a percentage of net sales of certain Accentia products. The Company also received warrants to purchase up to an additional 10.0 million shares of Series E stock over the 24-month period following closing at $1.00 per share. Accentia is a privately-held, specialty biopharmaceutical company that focuses on commercializing targeted therapeutics in the respiratory, oncology and critical care areas.

SIGNATURES

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC.

Date: February 20, 2004	By:	/s/ Fredric N. Eshelman, Pharm.D.
	Name:	Fredric N. Eshelman, Pharm.D.
	Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Fredric N. Eshelman, Pharm.D. Fredric N. Eshelman, Pharm.D.	Chief Executive Officer and Director (Principal Executive Officer)	February 20, 2004

/s/ Linda Baddour Linda Baddour	Chief Financial Officer (Principal Financial and Accounting Officer)	February 19, 2004

/s/ Stuart Bondurant, M.D.	Director	February 19, 2004
Stuart Bondurant, M.D.

/s/ Marye Anne Fox, Ph.D.	Director	February 25, 2004
Marye Anne Fox, Ph.D.

/s/ Frederick Frank	Director	February 19, 2004
Frederick Frank

/s/ David L. Grange	Director	February 24, 2004
David L. Grange

/s/ Catherine M. Klema	Director	February 24, 2004
Catherine M. Klema

/s/ Terry Magnuson, Ph.D.	Director	February 24, 2004
Terry Magnuson, Ph.D.

/s/ Ernest Mario, Ph.D.	Director	February 19, 2004
Ernest Mario, Ph.D.

/s/ John A. McNeill, Jr.	Director	February 19, 2004
John A. McNeill, Jr.

S-1