Form 10-Q
period 2004-03-31
PHARMACEUTICAL PRODUCT DEVELOPMENT INC
filed 2004-05-05
CIK 1003124

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2004.

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 56,215,596 shares of common stock, par value $0.10 per share, as of April 30, 2004.

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except per share amounts)

	Three Months Ended March 31,
	2003	2004
Development revenues	$155,899	$174,714
Discovery sciences revenues	3,095	7,548
Reimbursed out-of-pockets	10,883	13,018

Net revenue	169,877	195,280

Direct costs - Development	74,719	88,210
Direct costs - Discovery sciences	1,534	1,566
Direct costs - Reimbursable out-of-pocket expenses	10,883	13,018
Research and development expenses	3,361	1,286
Selling, general and administrative expenses	39,763	45,664
Depreciation	6,917	6,717
Amortization	290	325

	137,467	156,786

Operating income	32,410	38,494

Interest income, net	256	192
Other income, net	537	312

Income before provision for income taxes	33,203	38,998
Provision for income taxes	12,036	14,234

Net income	$21,167	$24,764

Net income per share – basic and diluted	$0.38	$0.44

Weighted average number of common shares outstanding:
Basic	55,561	56,155
Dilutive effect of stock options and restricted stock	554	434

Diluted	56,115	56,589

The accompanying notes are an integral part of these consolidated condensed financial statements.

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

(in thousands)

	December 31, 2003	March 31, 2004
		(unaudited)
Assets
Current assets
Cash and cash equivalents	$110,102	$127,048
Accounts receivable and unbilled services, net	243,494	243,553
Investigator advances	12,792	10,750
Prepaid expenses and other current assets	19,192	21,059
Deferred tax asset, net	12,366	16,237

Total current assets	397,946	418,647
Property, plant and equipment, net	112,143	118,483
Goodwill	178,076	176,207
Investments	61,371	67,934
Intangible assets	2,007	1,686
Other assets	841	787
Long-term deferred tax asset	23,083	21,622

Total assets	$775,467	$805,366

Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$15,243	$10,919
Payables to investigators	23,735	33,478
Other accrued expenses	63,749	58,321
Unearned income	129,818	117,231
Accrued income taxes	7,419	22,024
Current maturities of long-term debt	1,381	1,070

Total current liabilities	241,345	243,043
Long-term debt, less current maturities	6,281	6,055
Deferred rent and other	5,461	5,767
Accrued additional pension liability	9,859	10,177

Total liabilities	262,946	265,042
Shareholders’ equity
Common stock	5,605	5,621
Paid-in capital	278,057	282,251
Retained earnings	226,381	251,144
Accumulated other comprehensive income, net of tax	2,478	1,308

Total shareholders’ equity	512,521	540,324

Total liabilities and shareholders’ equity	$775,467	$805,366

The accompanying notes are an integral part of these consolidated condensed financial statements.

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Three Months Ended March 31,
	2003	2004
Cash flows from operating activities:
Net income	$21,167	$24,764
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,207	7,042
Stock compensation amortization	92	—
Loss (gain) on disposition of property and equipment, net	(21)	520
Provision for doubtful accounts	118	50
Deferred income taxes	2,448	(2,410)
Change in operating assets and liabilities, net of effect of acquisitions	(25,929)	910

Net cash provided by operating activities	5,082	30,876

Cash flows from investing activities:
Cash received from repayment of note receivable	500	—
Purchases of property and equipment	(5,900)	(13,256)
Proceeds from sale of property and equipment	34	66
Purchases of investments	—	(5,900)
Proceeds from purchase price adjustment	—	1,450

Net cash used in investing activities	(5,366)	(17,640)

Cash flows from financing activities:
Principal repayments of long-term debt	(69)	(85)
Repayment of capital leases obligation	(510)	(308)
Proceeds from exercise of stock options and employee stock purchase plan	4,102	3,636

Net cash provided by financing activities	3,523	3,243

Effect of exchange rate changes on cash	1,462	467

Net increase in cash and cash equivalents	4,701	16,946
Cash and cash equivalents, beginning of the period	181,224	110,102

Cash and cash equivalents, end of the period	$185,925	$127,048

The accompanying notes are an integral part of these consolidated condensed financial statements.

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

1.	SIGNIFICANT ACCOUNTING POLICIES

The significant accounting policies followed by Pharmaceutical Product Development, Inc. and its subsidiaries (collectively the “Company”) for interim financial reporting are consistent with the accounting policies followed for annual financial reporting. We prepared these unaudited consolidated condensed financial statements in accordance with Rule 10-01 of Regulation S-X, and, in management’s opinion, we have included all adjustments of a normal recurring nature necessary for a fair presentation. The accompanying consolidated condensed financial statements might not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the consolidated financial statements and notes thereto in PPD’s Annual Report on Form 10-K for the year ended December 31, 2003. The results of operations for the three-month period ended March 31, 2004 are not necessarily indicative of the results to be expected for the full year or any other period. We derived the amounts on the December 31, 2003 consolidated condensed balance sheet from the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

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

Principles of consolidation

The accompanying unaudited consolidated condensed financial statements include the accounts and results of operations of the Company. All intercompany balances and transactions have been eliminated in consolidation.

Earnings per share

The computation of basic income (loss) per share information is based on the weighted average number of common shares outstanding during the period. The computation of diluted income (loss) per share information is based on the weighted average number of common shares outstanding during the period plus the effects of any dilutive common stock equivalents.

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

1.	SIGNIFICANT ACCOUNTING POLICIES (continued)

Stock-Based Compensation

The Company accounts for stock-based compensation based on the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, which states that, for fixed plans, no compensation expense is recorded for stock options or other stock-based awards to employees that are granted with an exercise price equal to or above the estimated fair value per share of the Company’s common stock on the grant date. If stock options are granted with an exercise price below the estimated fair value of the Company’s common stock at the grant date, the difference between the fair value of the Company’s common stock and the exercise price of the stock option is recorded as deferred compensation. Deferred compensation is amortized to compensation expense over the vesting period of the stock option. The Company has adopted the disclosure requirements of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” and Statement of Financial Accounting Standards No. 148, “Accounting for Stock Based Compensation - Transition and Disclosure - an Amendment of FASB Statement No. 123”, which require compensation expense to be disclosed in the notes based on the fair value of the options granted at the date of the grant.

Had compensation cost for the Company’s stock option plan been determined based on the fair value at the grant dates for awards under the plan consistent with the method required by SFAS No. 123, the Company’s net income and diluted net income per common share would have been the pro forma amounts indicated below.

(in thousands, except per share data)	Quarters Ended March 31,
	2003	2004
Net income, as reported	$21,167	$24,764
Less: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,164)	(1,311)

Pro forma net income	$20,003	$23,453

Net income per share:
Basic – as reported	$0.38	$0.44
Basic – pro forma	$0.36	$0.42
Diluted – as reported	$0.38	$0.44
Diluted – pro forma	$0.36	$0.41

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

1.	SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent Accounting Pronouncements

In December 2003, the FASB issued SFAS No. 132 (Revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits”, an amendment of FASB Statements No. 87, 88, and 106. This Statement revises employers’ disclosures about pension plans and other postretirement benefit plans. It does not change the measurement or recognition of those plans required by FASB Statement No. 87, “Employers’ Accounting for Pensions”, No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits”, or No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions”. Revised Statement No. 132 requires additional disclosures about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. Disclosure of information about the Company’s pension plan will be required for its 2004 financial statements. The Company does not believe the adoption of this statement will have a material impact on the Company’s financial statements.

In January 2003, the FASB issued Interpretation No. 46 or FIN 46, “Consolidation of Variable Interest Entities”, an interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements”. FIN 46 establishes accounting guidance for consolidation of variable interest entities that function to support the activities of the primary beneficiary. In October 2003, the FASB issued FASB Staff Position FIN 46-6, “Effective Date of FASB Interpretation No. 46, Consolidation of Variable Interest Entities”, deferring the effective date for applying the provisions of FIN 46 for public entities’ interests in variable interest entities or potential variable interest entities created before February 1, 2003 until financial statements of interim or annual periods that end after December 15, 2003. In December 2003, the FASB issued FIN 46 (revised December 2003), “Consolidation of Variable Interest Entities”. This revised interpretation is effective for all entities no later than the end of the first reporting period that ends after March 15, 2004. The Company has no investment in or contractual relationship or other business relationship with a variable interest entity and therefore the adoption of this interpretation will not have any impact on its consolidated financial position or results of operations. However, if the Company enters into any such arrangement with a variable interest entity in the future or an entity with which we have a relationship is reconsidered based on guidance in the revised interpretation to be a variable interest entity, the Company’s consolidated financial position or results of operations might be impacted.

In November 2003, during discussions on EITF Issue 03-01, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments”, the EITF reached a consensus which requires certain quantitative and qualitative disclosures for debt and marketable equity securities classified as available-for-sale or held-to-maturity under Statements 115 and 124 that are impaired at the balance sheet date but for which an other-than-temporary impairment has not been recognized. The consensus on quantitative and qualitative disclosures is effective for fiscal years ending after December 15, 2003 and comparative information for earlier periods presented is not required. The Company did not have any investments with unrealized losses since December 31, 2003 and thus the adoption of this consensus did not have a material impact on the Company’s financial statements. At the March 2004 EITF meeting, the Task Force reached a consensus on a three-step impairment model. Except for disclosure requirements already in place, the Issue 03-01 consensus will be effective prospectively for all relevant current and future investments in reporting periods beginning after June 15, 2004. The Company already does thorough evaluations quarterly of its investments and thus does not expect the adoption of this consensus will have a material impact on the Company’s financial statements.

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

2.	GOODWILL AND INTANGIBLE ASSETS

On January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets”, and as a result no longer amortizes goodwill, but tests for impairment at least annually on October 1 or more frequently whenever events or changes in circumstances suggests that the carrying amount may not be recoverable. These tests involved determining the fair market value of each of the reporting units with which goodwill was associated and comparing that value with the reporting unit’s carrying amount.

Changes in the carrying amount of goodwill for the twelve months ended December 31, 2003 and the three months ended March 31, 2004, by operating segment, were as follows:

(in thousands)	Development	Discovery	Total
Balance as of January 1, 2003	$126,936	$20,472	$147,408
Changes in goodwill recorded during the period for prior year acquisitions	1,550	143	1,693
Changes in goodwill recorded during the period for current year acquisitions	24,282	—	24,282
Translation adjustments	4,693	—	4,693

Balance as of December 31, 2003	$157,461	$20,615	$178,076

	Development	Discovery	Total
Balance as of January 1, 2004	$157,461	$20,615	$178,076
Changes in goodwill recorded during the period for prior year acquisitions	(1,436)	—	(1,436)
Translation adjustments	(433)	—	(433)

Balance as of March 31, 2004	$155,592	$20,615	$176,207

Information regarding the Company’s other intangible assets follows:

(in thousands)	As of December 31, 2003			As of March 31, 2004
	Carrying Amount	Accumulated Amortization	Net	Carrying Amount	Accumulated Amortization	Net
Backlog	$2,100	$1,969	$131	$2,100	$2,100	$—
Patents	280	236	44	280	247	33
License agreements	2,500	668	1,832	2,500	847	1,653
Miscellaneous intangible assets	915	915	—	915	915	—

Total	$5,795	$3,788	$2,007	$5,795	$4,109	$1,686

All intangible assets are amortized on a straight-line basis, based on estimated useful lives of two years for backlog, five years for patents, ten years for license agreements and two to ten years for miscellaneous intangible assets. The weighted average amortization period for backlog is 2 years, patents is 5 years, license agreements is approximately 3.5 years, miscellaneous intangible assets is one year and all intangibles collectively is approximately 2.5 years.

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

2.	GOODWILL AND INTANGIBLE ASSETS (continued)

Amortization expense for the three months ended March 31, 2003 and 2004 was $0.29 million and $0.325 million, respectively. Estimated amortization expense for the next five years is as follows:

(in thousands)
2004 (remaining 9 months)	$557
2005	726
2006	244
2007	50
2008 and thereafter	109

3.	ACQUISITIONS

In July 2003, the Company acquired Eminent Research Systems, Inc., a clinical research organization specializing in medical device development, and Clinsights, Inc., a company affiliated with Eminent through common ownership that provides a range of post-market services to medical device and related pharmaceutical companies and operates proprietary web sites for the dissemination of medical information, online research and product marketing. Eminent and Clinsights are part of the Development segment of the Company. The results of operations are included in the Company’s consolidated condensed results of operations as of and since July 18, 2003, the effective date of the acquisitions. The Company acquired Eminent and Clinsights for total consideration of $23.6 million in cash. The original aggregate purchase price of $25.0 million was reduced by $1.4 million in the first quarter of 2004 as a result of an adjustment to the purchase price for the stock of Eminent based on Eminent’s closing balance sheet and the terms of the merger agreement.

These acquisitions were accounted for using the purchase method of accounting, utilizing appropriate fair value techniques to allocate the purchase price based on the estimated fair values of the assets and liabilities. Accordingly, the estimated fair value of assets acquired and liabilities assumed were included in the Company’s consolidated condensed balance sheet as of the effective date of the acquisitions.

The total purchase price for the acquisitions was allocated to the estimated fair value of assets acquired and liabilities assumed as set forth in the following table:

(in thousands)	Eminent	Clinsights	Total
Condensed balance sheet:
Current assets	$677	$1,349	$2,026
Property and equipment, net	436	226	662
Non-current assets	32	25	57
Deferred tax asset	1,184	1,093	2,277
Current liabilities	(3,593)	(718)	(4,311)
Value of identifiable intangible assets:
Goodwill	13,571	9,275	22,846

Total	$12,307	$11,250	$23,557

Initially, the purchase price allocations for the acquisitions are based on preliminary estimates, using available information and making assumptions management believes are reasonable. Valuations of certain intangible assets are still being evaluated. Goodwill will be evaluated annually as required by SFAS 142. Goodwill related to Eminent and Clinsights is not expected to be deductible for tax purposes.

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

4.	COMPREHENSIVE INCOME

Comprehensive income consisted of the following:

(in thousands)	Three Months Ended March 31,
	2003	2004
Net income, as reported	$21,167	$24,764
Cumulative translation adjustment	1,462	(440)
Fair value on hedging transaction	—	(1,392)
Unrealized gain on investment	490	662

	$23,119	$23,594

5.	ACCOUNTS RECEIVABLE AND UNBILLED SERVICES

Accounts receivable and unbilled services consisted of the following:

(in thousands)	December 31, 2003	March 31, 2004
Billed	$151,525	$140,263
Unbilled	94,928	106,324
Provision for doubtful accounts	(2,959)	(3,034)

	$243,494	$243,553

6.	INVESTMENTS

Investments in publicly traded entities are classified as available-for-sale securities and are measured at market value. Net unrealized gains or losses are recorded as a component of shareholders’ equity until realized or other-than-temporary decline has occurred. The market value is based on the closing price as quoted by the respective stock exchanges.

Investments also include equity and convertible debt instruments in private entities for which fair values are not readily determinable. All of the Company’s investments in private entities are recorded under the cost method of accounting. The Company assesses the market value of these entities on a quarterly basis to determine whether declines in the market value of these investments are other than temporary. This quarterly review includes an evaluation of, among other things, the market condition of the overall industry of the investee, historical and projected financial performance, expected cash needs and recent funding events.

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

6.	INVESTMENTS (continued)

In January 2004, the Company purchased 5.0 million shares of Accentia, Inc. Series E convertible preferred stock for $5.0 million. As a result of this investment, the Company owned approximately 5.0% of the outstanding capital stock of Accentia as of March 31, 2004. Accentia’s Series E preferred stock will pay a dividend based on a percentage of net sales of certain Accentia products. The Company also received warrants to purchase up to an additional 10.0 million shares of Accentia’s Series E preferred stock over the 24-month period following the closing at $1.00 per share. Accentia is a privately held, specialty biopharmaceutical company that focuses on commercializing targeted therapeutics in the respiratory, oncology and critical care areas.

In November 2003, the Company purchased 4.8 million shares of Syrrx, Inc. Series F convertible preferred stock for $25.0 million. The Company owned approximately 12.6% of Syrrx’s outstanding capital stock as of March 31, 2004. The Company signed an agreement to jointly develop and commercialize Syrrx-designed human dipeptidyl peptidase IV, or DP4, inhibitors as drug products for the treatment of type 2 diabetes and other major human diseases. The Company will provide preclinical and clinical development resources and expertise for the collaboration, and will fund the majority of preclinical and clinical studies through Phase IIb development of selected DP4 inhibitors. In addition, the Company will make milestone payments to Syrrx upon the occurrence of certain clinical and regulatory events. Syrrx is a privately held drug discovery company with a focus on drug targets that have been validated in human clinical trials.

In September 2003, the Company purchased 4.4 million shares of SurroMed, Inc. Series F convertible preferred stock in exchange for $12.0 million in cash and $12.0 million in tangible assets and intellectual property from the Company’s Menlo Park, California operation. Including the 1.0 million shares of SurroMed’s Series E convertible preferred stock that were purchased in April 2002 for $5.0 million, the Company owned approximately 15.0% of SurroMed’s outstanding capital stock as of March 31, 2004. SurroMed is a privately held company that provides biomarker solutions to pharmaceutical and biotechnology companies using proprietary, integrated bioanalysis technologies that detect biological markers and compounds to enable precise diagnosis and personalized treatment of disease.

In April 2003, the Company purchased 2.0 million shares of Chemokine Therapeutics Corp. Series A convertible preferred stock for $2.7 million, which represented approximately an 18.8% interest in the outstanding stock of Chemokine as of March 31, 2004. Chemokine is a privately held company focusing on the development of peptide and small molecule therapeutics that are agonists or antagonists of chemokine activity. Chemokines are small proteins that recruit cells to local sites of infection and might be useful as either blood recovery or anti-metastasis agents.

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

6.	INVESTMENTS (continued)

In December 2002, the Company purchased 0.15 million shares of Oriel Therapeutics, Inc. Series A convertible preferred stock for $0.15 million. The Company also received, as part of the purchase, a warrant to purchase an equal number of shares of stock offered by Oriel Therapeutics in its next round of financing at a discount. In April 2003, the Company exercised this warrant for Oriel Series B Convertible Preferred Stock for $0.2 million. At the same time, the Company also purchased an additional 0.255 million shares of Oriel’s Series B convertible preferred stock for $0.5 million. On March 30, 2004, the Company loaned $0.9 million to Oriel pursuant to a secured convertible note. The note matures on February 27, 2009, is secured by a first lien security interest in Oriel’s assets and is convertible into Oriel’s Series B Convertible Preferred Stock upon the occurrence of specified events. In consideration for the loan, Oriel issued to the Company warrants to purchase 0.225 million shares of Oriel’s Series B Convertible Preferred Stock for $2.00 per share. As of March 31, 2004, the Company owns and controls approximately 19% of Oriel’s outstanding voting securities. Oriel Therapeutics is a privately held company pursuing the development of technology to improve drug delivery in the treatment of respiratory and pulmonary diseases.

In June 2002, the Company purchased approximately 0.7 million units of BioDelivery Sciences International, Inc. for $3.6 million. Each unit consisted of one share of common stock and one warrant for common stock. The Company’s common stock in BioDelivery Sciences International represented an ownership interest of approximately 9.7% in BioDelivery Sciences International’s outstanding common stock as of March 31, 2004. BioDelivery Sciences International is a publicly traded company that is developing and seeking to commercialize a drug delivery technology designed for a potentially broad base of pharmaceuticals, vaccines and over-the-counter drugs. The Company recorded an unrealized gain of $0.7 million on this investment as of March 31, 2004 based on BioDelivery Sciences’ closing price as of that date.

In April 2000, the Company purchased 1.0 million shares of Spotlight Health Series C convertible preferred stock for $5.0 million. As of March 31, 2004, the Company owned approximately 6.6% of Spotlight’s outstanding capital stock. In January 2001, the Company entered into an agreement with Spotlight Health and Wachovia Bank, N.A., to guarantee a $2.0 million revolving line of credit provided to Spotlight Health by Wachovia. In July 2003, Spotlight Health replaced this credit facility with a new $2.0 million revolving line of credit from Bank of America, N.A. The Company continues to guarantee Spotlight Health’s obligations under the new credit facility. As of March 31, 2004, Spotlight Health had $2.0 million outstanding under this credit facility. In accordance with the requirements of FASB Statement No. 5, “Accounting for Contingencies”, and as clarified by FASB Interpretation No. 45, the Company has recorded a liability in the amount of $0.2 million for the estimated fair value of the obligation the Company has assumed under this guarantee. The Company reviews the financial statements of Spotlight Health on a quarterly basis to determine if it has sufficient financial resources to continue operations. Future events and circumstances might adversely affect Spotlight Health’s financial condition and Spotlight Health might not be in the position to repay the facility, in which case Bank of America might attempt to collect on our guaranty.

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

7.	COMMITMENTS AND CONTIGENCIES

The Company currently maintains liability insurance on a “claims made” basis for professional acts, errors and omissions. The policy has a deductible per claim of $0.5 million. As of December 31, 2003 and March 31, 2004, there were no open claims related to this coverage above the deductible.

The Company is self-insured for group health for employees located within the United States. The Company maintains insurance on a “claims made” basis, up to a maximum of $0.225 million per member per year. As of December 31, 2003 and March 31, 2004, the Company maintained a reserve of approximately $3.7 million and $4.2 million, respectively, included in other accrued expenses on the consolidated condensed balance sheets, to cover open claims and estimated claims incurred but not reported.

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

In April 2003, the Company made an equity investment in Chemokine Therapeutics. In connection with this investment, Chemokine granted PPD an exclusive option to license the peptide for a one-time license fee of $1.5 million. If the Company chooses to exercise this option, it will be obligated to pay the license fee plus the costs for future development work on the peptide. Chemokine also granted PPD the right to first negotiate a license to other Chemokine peptides.

Under most of the agreements for Development Group services, we agree to indemnify and defend the sponsor against third-party claims based on the Company’s negligence or willful misconduct. Any successful claims could have a material adverse effect on the Company’s financial condition, results of operations and future prospects.

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

7.	COMMITMENTS AND CONTIGENCIES (continued)

In November 2003, the Company became a limited partner in A. M. Pappas Life Science Ventures III, LP, a venture capital fund. The Pappas Fund was established for the purpose of making investments in equity securities of privately held companies in the life sciences, healthcare and technology industries. Under the terms of the limited partnership agreement, the Company committed to invest up to an aggregate of $4.75 million in the Pappas Fund. No capital call can exceed 10% of the Company’s aggregate capital commitment, and no more than one-third of the Company’s commitment can be called prior to May 2004 and no more than two-thirds prior to May 2005. As such, the Company anticipates that its aggregate investment will be made through a series of future capital calls over the next several years. No capital calls had been made through March 31, 2004, and the Company’s capital commitment will expire in May 2009.

In the fourth quarter of 2003, the Company acquired from Eli Lilly & Company (“Lilly”) the patents for the compound dapoxetine for development in the field of genitourinary disorders. This compound is currently licensed to ALZA Corporation and is in Phase III development for premature ejaculation. Under the terms of the agreement with Lilly, the Company paid Lilly $65.0 million in cash and agreed to pay Lilly a royalty of 5% on annual net sales of dapoxetine in excess of $800 million.

8.	BUSINESS SEGMENT DATA

Revenues by principal business segment are separately stated in the consolidated condensed financial statements. Income from operations and identifiable assets by principal business segment were as follows:

(in thousands)	Three Months Ended March 31,
	2003	2004
Income (loss) from operations:
Development	$36,813	$35,482
Discovery sciences	(4,403)	3,012

Total	$32,410	$38,494

	December 31, 2003	March 31, 2003
Identifiable assets:
Development	$684,890	$710,912
Discovery sciences	90,577	94,454

Total	$775,467	$805,366

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

9.	PENSION PLAN

Pension costs are determined under the provisions of Statement of Financial Accounting Standards No. 87, “Employers’ Accounting for Pensions”, and related disclosures are determined under the provisions of Statement of Financial Accounting Standards No. 132 (Revised 2003), “Employers’ Disclosures about Pensions and other Postretirement Benefits”.

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

Pension costs for the U.K. Plan included the following components:

(in thousands)	Three Months Ended March 31,
	2003	2004
Service cost	$212	$313
Interest cost	305	439
Expected return on plan assets	(255)	(368)
Amortization of transition asset amount	(3)	(4)
Amortization of net loss	106	158

Net periodic pension cost	$365	$538

As of March 31, 2004, $0.5 million of contributions have been made. The Company presently anticipates contributing an additional $1.5 million to fund its pension plan in 2004 for a total of $2.0 million.

10.	ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

The Company uses derivative financial instruments to manage its exposures to foreign exchange rates. The derivative instruments are accounted for pursuant to SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended by SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities”. As amended, SFAS No. 133 requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet, measure those instruments at fair value and recognize changes in the fair value of derivatives in earnings in the period of change unless the derivative qualifies as an effective hedge that offsets certain exposures. Such contracts are designated at inception to the related foreign currency exposures being hedged. Hedged transactions are denominated in U.S. dollars on behalf of subsidiaries with pound sterling and euro functional currencies. To achieve hedge accounting, contracts must reduce the foreign currency exchange rate risk otherwise inherent in the amount and duration of the hedged exposures and comply with established risk management policies. Pursuant to its foreign exchange hedging policy, the Company may hedge anticipated transactions and the related receivables and payables denominated in foreign currencies using forward foreign currency exchange rate contracts. Foreign currency derivatives are used only to meet the Company’s objectives of minimizing variability in the Company’s operating results arising from foreign exchange rate movements. The Company does not enter into foreign exchange contracts for speculative purposes. Hedging contracts are measured at fair value using dealer quotes and mature within twelve months from their inception.

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

10.	ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES (continued)

At March 31, 2004, the notional amounts of the Company’s foreign exchange contracts designated as cash flow hedges were approximately $67.5 million. For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative instrument is initially recorded in accumulated other comprehensive income (“OCI”) as a separate component of shareholders’ equity and subsequently reclassified into earnings in the period during which the hedged transaction is recognized in earnings. During the quarter ended March 31, 2004, the Company recorded the following hedging activity in OCI:

(in thousands)	Three Months Ended March 31, 2004
Beginning OCI balance related to cash flow hedges	$—
Net loss on change in fair value of derivatives	(1,872)
Net gain reclassified from OCI into earnings	480

Ending OCI balance related to cash flow hedges	$(1,392)

At March 31, 2004, the Company recorded the fair value of the derivative instruments in the Consolidated Condensed Balance Sheet as a component of other accrued expenses.

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

Forward-looking Statements

This Form 10-Q contains forward-looking statements within the meaning of the federal securities laws. These statements relate to future events or our future financial performance. Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events or performances, expectations, predictions, assumptions and other statements that are not statements of historical facts. In some cases, you can identify forward-looking statements by words such as “might”, “will”, “should”, “expect”, “plan”, “anticipate”, “believe”, “estimate”, “predict”, “intend”, “potential” or “continue”, or the negative of these terms, or other comparable terminology. These statements are only predictions. These statements rely on a number of assumptions and estimates that could be inaccurate and that are subject to risks and uncertainties. Actual events or results might differ materially due to a number of factors, including those listed in “Potential Volatility of Quarterly Operating Results and Stock Price” below. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.

Company Overview

We are a leading global provider of drug discovery and development services to pharmaceutical, biotechnology and medical device companies. Our corporate mission is to help clients maximize the return on their research and development investments. We offer therapeutic expertise, advanced technologies and extensive resources for drug discovery and drug and device development.

We have been in the drug development business for more than 19 years. Our development services include preclinical programs and Phase I to Phase IV clinical development services. We have extensive clinical trial experience across a multitude of therapeutic areas and various parts of the world, including regional, national and global studies. In addition, for drugs that have received approval for market use, we also offer post-market support services such as product launch services, patient compliance programs, and medical communications programs for consumer and healthcare providers on product use and adverse events.

With more than 5,800 professionals worldwide, we have provided services to 43 of the top 50 pharmaceutical companies in the world as ranked by 2002 healthcare research and development spending, in addition to our work with leading biotechnology and medical device companies. We believe that we are one of the world’s largest providers of drug development services to pharmaceutical, biotechnology and medical device companies based on 2003 annual net revenues generated from contract research organizations.

Building on our outsourcing relationship with pharmaceutical and biotechnology clients, we established our discovery services business in 1997. This business focuses on early stage research to help our customers address the bottleneck at the beginning of the development process. Currently, this business primarily involves preclinical evaluations of anticancer therapies, preclinical biology services and compound partnering arrangements associated with the development and commercialization of potential drug products. We have developed an innovative risk-sharing research and development model to help pharmaceutical and biotechnology clients develop compounds. Through collaborative arrangements based on this model, we help our clients research and evaluate the development potential for compounds at various stages of development. We previously provided functional genomics services, which is the study of gene functions to identify drug targets within the body, but ceased providing those services in the third quarter of 2003. In addition, in the first quarter of 2004, we ceased providing lead optimization services, which is the process of refining the chemical structure of a compound to improve its drug characteristics, as well as medicinal chemistry research, in order to focus on our other discovery sciences operations.

We believe that our integrated drug discovery and development services offer our clients a way to identify and develop successful drugs more quickly and cost effectively. We also use our proprietary informatics technology to support our development services. In addition, because we are positioned globally, we are able to accommodate the multinational drug discovery and development needs of our customers. As a result of having these core areas of expertise in discovery and development, we can provide integrated services across the entire drug development spectrum. For more detailed information on PPD, see our Annual Report on Form 10-K for the year ended December 31, 2003.

Executive Overview

Because our revenues are dependent on a relatively small number of industries and clients, we closely monitor the market for CRO services. For a discussion of the trends affecting our market, see “Item 1. Business—Trends Affecting the Drug Discovery and Development Industry” in our Annual Report on Form 10-K for the year ended December 31, 2003. In the first half of 2003, the market for CRO services was less robust than in 2002 and our new business authorizations for the first two quarters of 2003 were lower than we expected. In response, we refocused our business development and operational efforts and believe those initiatives, together with a stronger market for CRO services in the second half of 2003 and the first quarter of 2004, resulted in improved new authorizations for those periods.

Although we cannot predict the demand for CRO services for the remainder of 2004, we believe the overall market continues to improve. To increase authorizations for the remainder of 2004, we must continue to concentrate upon our business development efforts and the delivery of timely, high quality services to our clients. We believe there are several specific opportunities for growth in 2004. We currently conduct a significant amount of government-sponsored research, and plan to continue our efforts to win new opportunities in this market. We have also had an increase in demand for our Phase I services and are expanding our Phase I clinic in Austin, Texas to enhance our capabilities. With an increase to 300 beds, we plan to move into this site in December 2004. We also believe the demand for our post-marketing development services will continue to grow and we will also seek to expand our medical device services. Finally, we believe that we can increase the client base and service offerings for our laboratories and have leased an additional 20,000 square feet of space for laboratory expansion.

We review various metrics, including period-to-period growth in backlog, new authorizations, revenue, margins and earnings, to evaluate our financial performance. In the first quarter of 2004, new authorizations totaled $276.0 million. The cancellation rate for the first quarter of 2004 was 19% compared to 27% in the first quarter of 2003. Therefore, on a net basis, authorizations were up 22% for the first quarter of 2004 compared to the first quarter of 2003. Backlog grew 16% from $999.5 million on March 31, 2003 to $1,161.8 million on March 31, 2004. For a detailed discussion of our revenue, margins, earnings and other financial results for the first quarter of 2004, see “Results of Operations – Three Months Ended March 31, 2004 versus Three Months Ended March 31, 2003” below.

Capital expenditures for the first quarter of 2004 approximated $13.3 million, which included a purchase of land for $4.0 million for the potential relocation of the corporate headquarters and consolidation of operations in Wilmington, North Carolina. The majority of the remaining capital expenditures were for information technology enhancements, computer hardware and additional software. In addition to investing in our business, we are also focused on improving the efficiency of our operations by streamlining training matrices and clinical procedural documents, decreasing the number of documents needed for study initiation, centralizing regulatory document collection and rolling out a new clinical trial management system.

Our compound partnering arrangements allow us to leverage our resources and global drug development expertise to create new opportunities for growth and to share the risks and potential rewards of drug development with our collaborative partners. In 2003, in addition to existing collaborations with ALZA Corporation and Bayer AG, we entered into new collaborations with Syrrx and Chemokine Therapeutics. For a discussion of these compound partnering arrangements, see “Item 1. Business – Our Services – Our Discovery Sciences Group – Compound Partnering Programs” in our Annual Report on Form 10-K for the year ended December 31, 2003. In 2004, our compound partnering pipeline is progressing. We expect to advance the development of the potential drug candidates associated with our existing compound partnering arrangements and increase the number of candidates in various stages of human trials by the end of year. As a result of this strategy, we expect to incur significant R&D expense over the remainder of 2004 in connection with these efforts. Furthermore, in addition to progressing our existing collaborations, we will continue to evaluate other opportunities for collaborations and investments that we believe will help us achieve our mid- to long-term growth objectives.

Acquisitions

In July 2003, PPD acquired Eminent Research Systems, a clinical research organization specializing in medical device development, and Clinsights, a company affiliated with Eminent through common ownership that provides a range of post-market services to medical device and related pharmaceutical companies and operates proprietary web sites for the dissemination of medical information, online research and product marketing. Eminent and Clinsights are part of the Development segment of PPD. The results of operations are included in our consolidated condensed results of operations as of and since July 18, 2003, the effective date of the acquisitions. PPD acquired Eminent and Clinsights for total consideration of $23.6 million in cash. The original aggregate purchase price of $25.0 million was reduced by $1.4 million in the first quarter of 2004 as a result of an adjustment to the purchase price for the stock of Eminent based on Eminent’s closing balance sheet and the terms of the merger agreement.

We accounted for these acquisitions under the purchase method. The purchase price for these acquisitions was allocated based on the estimated fair values of the assets and liabilities. Accordingly, the estimated fair value of assets acquired and liabilities assumed were included in our condensed consolidated balance sheet as of the effective date of the acquisitions. For further details regarding these acquisitions, see Note 3 to the Notes to Consolidated Financial Statements.

Investments

In January 2004, the Company purchased 5.0 million shares of Accentia, Inc. Series E convertible preferred stock for $5.0 million. Accentia’s Series E preferred stock will pay a dividend based on a percentage of net sales of certain Accentia products. The Company also received warrants to purchase up to an additional 10.0 million shares of Accentia’s Series E preferred stock over the 24-month period following the closing at $1.00 per share.

On March 30, 2004, the Company loaned $0.9 million to Oriel Therapeutics, Inc. pursuant to a secured convertible note. In consideration for the loan, Oriel issued to the Company warrants to purchase 0.225 million shares of Oriel’s Series B Convertible Preferred Stock for $2.00 per share. See Note 6 to the Notes to Consolidated Condensed Financial Statements for a more detailed discussion of our investments in Accentia and Oriel.

New Business Authorizations and Backlog

We record new business authorizations, or sales of the Company’s services, when we receive a letter of intent, verbal commitment or when a contract is awarded. Authorizations can vary significantly from quarter to quarter, and contracts can have terms ranging from several months to several years. We recognize revenue on these authorizations as services are performed. Our new authorizations for the three months ended March 31, 2003 and 2004 were $252.9 million and $276.0 million, respectively.

Our backlog consists of anticipated net revenues from letters of intent, verbal commitments and contracts that either have not started but are anticipated to begin in the near future or are in process and have not been completed. Amounts included in backlog represent future revenues and exclude revenues that we have previously recognized. Once work begins on a project included in backlog, net revenue is recognized over the life of the contract. Our backlog as of March 31, 2003 and 2004 was $999.5 million and $1,161.8 million, respectively.

Results of Operations

Revenue Recognition

We recognize revenues from fixed-price contracts on a proportional performance basis in our Development Group. To measure performance on a given date, we compare direct costs incurred as of that date to estimated total contract direct costs. We believe this is the best indicator of the performance of the contractual obligations because the costs relate to the amount of labor incurred to perform the service. For time-and-materials contracts in both our Development Group and Discovery Sciences Group, we recognize revenues as hours are worked, multiplied by the applicable billable rate. For our Phase I and laboratory businesses, we recognize revenues from unitized contracts as subjects or samples are tested, multiplied by the applicable unit price.

In connection with our management of multi-site clinical trials, we pay on behalf of our customers fees to investigators and test subjects, as well as other out-of-pocket costs for items such as travel, printing, meetings and couriers. Our clients reimburse us for these costs. As required by EITF 01-14, amounts paid by us as a principal for out-of-pocket costs are included in direct costs as reimbursable out-of-pocket expenses and the reimbursements we receive as a principal are reported as reimbursed out-of-pocket revenues. Amounts paid by us as an agent for out-of-pocket costs are combined with the corresponding reimbursements, or revenues, we receive as an agent in the statement of operations. During the three months ended March 31, 2003 and 2004, fees paid to investigators and other fees that PPD received as an agent and the associated reimbursements were approximately $44.6 and $59.9 million, respectively.

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

Three Months Ended March 31, 2004 Versus Three Months Ended March 31, 2003

The following table sets forth amounts from our consolidated condensed financial statements along with the dollar and percentage change for the three months ended March 31, 2004 compared to the three months ended March 31, 2003.

(in thousands, except per share data)	Three Months Ended March 31, (unaudited)
	2004	2003	$ Inc (Dec)	% Inc (Dec)
Net revenue:
Development revenues	$174,714	$155,899	$18,815	12.1%
Discovery sciences revenues	7,548	3,095	4,453	143.9
Reimbursed out-of-pockets	13,018	10,883	2,135	19.6

Total net revenue	195,280	169,877	25,403	15.0

Direct costs:
Development	88,210	74,719	13,491	18.1
Discovery sciences	1,566	1,534	32	2.1
Reimbursable out-of-pocket expenses	13,018	10,883	2,135	19.6

Total direct costs	102,794	87,136	15,658	18.0

Research and development expenses	1,286	3,361	(2,075)	(61.7)
Selling, general and administrative expenses	45,664	39,763	5,901	14.8
Depreciation	6,717	6,917	(200)	(2.9)
Amortization	325	290	35	12.1

Income from operations	38,494	32,410	6,084	18.8

Interest and other income (expense), net	504	793	(289)	(36.4)

Income before taxes	38,998	33,203	5,795	17.5
Provision for income taxes	14,234	12,036	2,198	18.3

Net income	$24,764	$21,167	$3,597	17.0

Net income per diluted share	$0.44	$0.38	$0.06	15.8

Total net revenue increased to $195.3 million in the first quarter of 2004. The increase in total net revenue resulted from increases in both our Development Group and Discovery Sciences Group revenues and reimbursed out-of-pockets. The Development Group’s operations generated net revenue of $174.7 million, which accounted for 89.5% of total net revenue for 2004. The 12.1% increase in the Development Group’s net revenue was primarily attributable to an increase in the amount of global CRO Phase II through IV services we provided in the first quarter of 2004 as compared to the first quarter of 2003. We believe the increase in global CRO Phase II through IV revenue was due primarily to maintaining our market share in the pharmaceutical market and increasing our share of the biotechnology market. Net revenue for the Development Group also increased by approximately $1.4 million due to the effect of the weakening of the U.S. dollar relative to the euro and the British pound in the first quarter of 2004.

The Discovery Sciences Group generated net revenue of $7.5 million in the first quarter of 2004, an increase of $4.5 million from the same period in 2003. The increase in the Discovery Sciences net revenue was mainly attributable to a $5.0 million cash payment from ALZA Corporation. As previously announced in early January 2004, we received this $5.0 million payment in connection with our amendment to our agreement with ALZA Corporation for the development and commercialization of dapoxetine. We do not expect to receive any additional milestone payments under this agreement in 2004.

Total direct costs increased to $102.8 million in the first quarter of 2004 as a result of an increase in the Development Group direct costs and reimbursable out-of-pocket expenses. Development Group direct costs increased $13.5 million from the first quarter of 2003 to the first quarter of 2004. The primary reason for this increase was an increase in personnel costs of $10.5 million. Personnel costs increased due to hiring additional employees in our global CRO Phase II through IV division, increased incentive compensation accruals and increased costs in our foreign operations due to the weakening of the U.S. dollar. In the first quarter of 2003, incentive compensation accruals were lower than our normal accrual levels as a result of our financial and operating performance in that period. The remaining $3.0 million of this increase included increased facility costs related to our increase in personnel and increased subcontractor costs.

Gross margin from the Development segment was 49.5% for the first quarter of 2004 compared to 52.1% for the first quarter of 2003. Of this 2.6% decline in gross margin, 2.3% was attributable to the increased incentive compensation accruals and the increased costs in our foreign operations due to the weakening of the U.S. dollar mentioned earlier. Gross margins have and are expected to fluctuate from one period to another as a result of changes in labor utilization and the mix of service offerings involved in the hundreds of studies conducted during any period of time.

R&D expenses decreased $2.1 million from $3.4 million in the first quarter of 2003 to $1.3 million in the first quarter of 2004. This decline was due to the cessation of our functional genomics services in the third quarter of 2003 and chemistry services operations in the first quarter of 2004. However, we expect to incur significant R&D expenses during the remainder of 2004 in connection with our existing compound partnering arrangements.

SG&A expenses increased $5.9 million to $45.7 million in the first quarter of 2004. The increase includes additional personnel costs of $4.7 million. Approximately 50% of these costs were related to increased infrastructure to manage direct personnel and insure quality delivery of projects. The other 50% was related to increased incentive compensation accruals and foreign currency translation effect. The remaining $1.2 million of this increase included a loss on sale of assets of $0.5 million related to our Chemistry services. As a percentage of total net revenue, SG&A expenses remained constant from first quarter of 2003 at 23.4%.

Depreciation expense decreased $0.2 million to $6.7 million in the first quarter of 2004. This decline in depreciation expense from the first quarter of 2003 was due to a decrease in our depreciable property, plant and equipment, net. Depreciable property, plant and equipment, net includes fixed assets which we are depreciating but does not include land or construction in progress and asset deposits. Our depreciable fixed assets decreased from $100.1 million at March 31, 2003 to $94.1 million at March 31, 2004. The decrease in depreciable fixed assets was primarily related to the sale of fixed assets related to the cessation of our functional genomics services in the third quarter of 2003.

Income from operations increased $6.1 million to $38.5 million in 2004. As a percentage of net revenue, income from operations increased to 19.7% of net revenue in the first quarter of 2004 from 19.1% in the first quarter of 2003. Income from operations was negatively impacted by approximately $2.4 million due to the effect of the weakening of the U.S. dollar relative to the euro, the British pound and the Brazilian real, netted against the foreign currency hedging gain of $0.5 million during the first quarter of 2004. Although these currency movements increased net revenue in the aggregate, the negative impact on income from operations is attributable to dollar-denominated contracts for services rendered in countries other than the United States. In these cases, revenue is not impacted by the weakening of the U.S. dollar, but the costs associated with performing these contracts, which are paid in local currency, are negatively impacted when translated to the U.S. dollar.

Our provision for income taxes increased to $14.2 million in the first quarter of 2004. Our effective income tax rate was 36.5% for the first quarter of 2004 compared to 36.25% for the first quarter of 2003.

Net income of $24.8 million in the first quarter of 2004 represents an increase of $3.6 million from $21.2 million in the first quarter of 2003. Net income per diluted share of $0.44 in the first quarter of 2004 represents an increase from $0.38 net income per diluted share in the first quarter of 2003.

Liquidity and Capital Resources

As of March 31, 2004, we had $127.0 million of cash and cash equivalents on hand. Our expected primary cash needs on both a short and long-term basis are for capital expenditures, expansion of services, possible acquisitions and investments, geographic expansion, working capital and other general corporate purposes. We have historically funded our operations and growth, including acquisitions, with cash flow from operations, borrowings and sales of our stock. Our cash and cash equivalents are invested in financial instruments that are rated A or better by Standard & Poor’s or Moody’s and earn interest at market rates.

In the first quarter of 2004, our operating activities provided $30.9 million in cash as compared to $5.1 million for the same period last year. In the first quarter of 2004, net income of $24.8 million and depreciation and amortization of $7.0 million were partially offset by an increase of $2.4 million in deferred income taxes.

In the first quarter of 2004, our investing activities used $17.6 million in cash. Investments of $5.9 million and capital expenditures of $13.3 million were partially offset by the $1.5 million of proceeds related to the post-closing purchase price adjustment associated with the acquisition of Eminent. We expect our capital expenditures to be approximately $35.0 to $40.0 million in 2004, with the majority of the anticipated spending related to continued information technology enhancement and expansion.

In the first quarter of 2004, our financing activities provided $3.2 million in cash, as net proceeds from stock option exercises and purchases under our employee stock purchase plan totaling $3.6 million were partially offset by $0.3 million in repayments of capital lease obligations.

Working capital as of March 31, 2004 was $175.6 million, compared to $156.6 million at December 31, 2003. The increase in working capital was due primarily to an increase in cash of $16.9 million, an increase in deferred tax asset of $3.9 million, a decrease in unearned income of $12.6 million and a decrease in accounts payable and other accrued expenses of $9.8 million, partially offset by the increase in payables to investigators of $9.7 million and an increase in accrued income taxes of $14.6 million. The number of days’ revenue outstanding in accounts receivable and unbilled services, net of unearned income, also known as DSO, were 40.0 and 37.8 days as of March 31, 2004 and March 31, 2003, respectively. DSO is calculated by dividing accounts receivable and unbilled services less unearned income by average daily gross revenue for the applicable period. Our year-to-date DSO over the past several years has fluctuated between 30.8 days and 43.2 days. We expect DSO will fluctuate in the future depending on the mix of contracts performed within a quarter, the level of investigator advances and unearned income and our success in collecting receivables.

In July 2003, we renewed our revolving credit facility for $50.0 million with Bank of America, N. A. Indebtedness under the facility is unsecured and subject to traditional covenants relating to financial ratios and restrictions on investments without prior approval. Borrowings under this credit facility are available to provide working capital and for general corporate purposes. As of March 31, 2004, there was no amount outstanding under this credit facility. However, the aggregate amount we are able to borrow has been reduced by $0.75 million due to outstanding letters of credit issued under this facility. This credit facility is currently scheduled to expire in June 2004, at which time any outstanding balance would be due. We expect to renew this credit facility prior to its expiration.

In April 2000, we made an investment in Spotlight Health. In January 2001, we entered into an agreement with Spotlight Health and Wachovia to guarantee a $2.0 million revolving line of credit provided to Spotlight Health by Wachovia. Indebtedness under the line was unsecured and subject to traditional covenants relating to financial ratios. This credit facility expired on June 30, 2003. In July 2003, Spotlight Health replaced this credit facility with a new $2.0 million revolving line of credit from Bank of America. The new line of credit is on terms substantially similar to the prior line of credit. We continue to guarantee Spotlight’s obligations under the new credit facility, which is scheduled to expire on June 30, 2004, at which time any outstanding balance would be due. As of March 31, 2004, Spotlight Health had $2.0 million outstanding under this credit facility. In accordance with the requirements of FASB Statement No. 5, “Accounting for Contingencies”, and as clarified by FASB Interpretation No. 45, we have recorded a liability in the amount of $0.2 million for the estimated fair value of the obligation we have assumed under this guarantee. We review the financial statements of Spotlight Health on a quarterly basis to determine if it has sufficient financial resources to continue operations. Future events and circumstances might adversely affect Spotlight Health’s financial condition and Spotlight Health might not be in the position to repay the facility, in which case Bank of America may attempt to collect on our guarantee.

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

In April 2003, we made an equity investment in Chemokine Therapeutics. In connection with this investment, Chemokine granted PPD an exclusive option to license a proprietary peptide for a one-time license fee of $1.5 million. If we choose to exercise this option, we will be obligated to pay the one-time license fee plus the costs for future development work on the peptide. Chemokine also granted PPD the right to first negotiate a license to other Chemokine peptides.

In November 2003, we became a limited partner in A. M. Pappas Life Science Ventures III, LP, a venture capital fund. The Pappas Fund was established for the purpose of making investments in equity securities of privately held companies in the life sciences, healthcare and technology industries. Under the terms of the limited partnership agreement, we committed to invest up to an aggregate of $4.75 million in the Pappas Fund. No capital call can exceed 10% of our aggregate capital commitment, and no more than one-third of our commitment can be called prior to May 2004 and no more than two-thirds prior to May 2005. As such, we anticipate that our aggregate investment will be made through a series of future capital calls over the next several years. No capital calls had been made through March 31, 2004, and our capital commitment will expire in May 2009.

Under most of our agreements for Development Group services, we agree to indemnify and defend the sponsor against third party claims based on our negligence or willful misconduct. Any successful claims could have a material adverse effect on our financial condition, results of operations and future prospects.

We expect to continue expanding our operations through internal growth and strategic acquisitions and investments. We expect these activities will be funded from existing cash, cash flow from operations and, if necessary or appropriate, borrowings under our existing or future credit facilities. We believe that these sources of liquidity will be sufficient to fund our operations for the foreseeable future, but offer no assurances. From time to time, we evaluate potential acquisitions, investments and other growth opportunities, which might require additional external financing, and we might seek funds from public or private issuances of equity or debt securities. In particular, our sources of liquidity could be affected by our dependence on a small number of industries and clients, compliance with regulations, international risks, personal injury, environmental or intellectual property claims, as well as other factors described below under “Potential Volatility of Quarterly Operating Results and Stock Price” and “Quantitative and Qualitative Disclosures about Market Risk”. In addition, see “Contractual Obligations and Commercial Commitments”, “Critical Accounting Policies and Estimates” and “Factors that Might Affect our Business or Stock Price” in our Annual Report on Form 10-K for the year ended December 31, 2003.

Critical Accounting Policies and Estimates

There were no material changes to our critical accounting policies and estimates in the first quarter of 2004. For detailed information on our critical accounting policies and estimates, see our Annual Report on Form 10-K for the year ended December 31, 2003.

Recently Issued Accounting Standards

In December 2003, the FASB issued SFAS No. 132 (Revised 2003) “Employers’ Disclosures about Pensions and Other Postretirement Benefits”, an amendment of FASB Statements No. 87, 88, and 106. This Statement revises employers’ disclosures about pension plans and other postretirement benefit plans. It does not change the measurement or recognition of those plans required by FASB Statement No. 87, “Employers’ Accounting for Pensions”, No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits”, and No. 106, “Employers’ Accounting for Postretirement Benefits

Other Than Pensions”. Revised Statement No. 132 requires additional disclosures about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. Disclosure of information about our pension plan will be required for our 2004 financial statements. We do not believe the adoption of this statement will have a material impact on our financial statements.

In January 2003, the FASB issued Interpretation No. 46 or FIN 46, “Consolidation of Variable Interest Entities”, an interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements”. FIN 46 establishes accounting guidance for consolidation of variable interest entities that function to support the activities of the primary beneficiary. In October 2003, the FASB issued FASB Staff Position FIN 46-6, “Effective Date of FASB Interpretation No. 46, Consolidation of Variable Interest Entities”, deferring the effective date for applying the provisions of FIN 46 for public entities’ interests in variable interest entities or potential variable interest entities created before February 1, 2003 until financial statements of interim or annual periods that end after December 15, 2003. In December 2003, the FASB issued FIN 46 (revised December 2003), “Consolidation of Variable Interest Entities”. This revised interpretation is effective for all entities no later than the end of the first reporting period that ends after March 15, 2004. We have no investment in or contractual relationship or other business relationship with a variable interest entity and therefore the adoption of this interpretation will not have any impact on our consolidated financial position or results of operations. However, if we enter into any such arrangement with a variable interest entity in the future or an entity with which we have a relationship is reconsidered based on guidance in the revised interpretation to be a variable interest entity, our consolidated financial position or results of operations might be impacted.

In November 2003, during discussions on EITF Issue 03-01, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments”, the EITF reached a consensus which requires certain quantitative and qualitative disclosures for debt and marketable equity securities classified as available-for-sale or held-to-maturity under Statements 115 and 124 that are impaired at the balance sheet date but for which an other-than-temporary impairment has not been recognized. The consensus on quantitative and qualitative disclosures is effective for fiscal years ending after December 15, 2003 and comparative information for earlier periods presented is not required. We have not had any investments with unrealized losses since December 31, 2003 and thus the adoption of this consensus did not have a material impact on our financial statements. At the March 2004 EITF meeting, the Task Force reached a consensus on a three-step impairment model. Except for disclosure requirements already in place, the Issue 03-01 consensus will be effective prospectively for all relevant current and future investments in reporting periods beginning after June 15, 2004. The Company already does thorough evaluations quarterly of its investments and thus does not expect the adoption of this consensus will have a material impact on the Company’s financial statements.

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

Potential Volatility of Quarterly Operating Results and Stock Price

Our quarterly and annual operating results have fluctuated in the past, and we expect that they will continue to fluctuate in the future. Factors that could cause these fluctuations to occur include:

•	the timing of our Discovery Sciences Group milestone payments or other revenue;

•	the timing and amount of costs associated with R&D and compound collaborations;

•	exchange rate fluctuations between periods;

•	our dependence on a small number of industries and clients;

•	the timing of the initiation, progress or cancellation of significant projects;

•	the mix of products and services sold in a particular period;

•	our need to recruit and retain experienced personnel;

•	rapid technological change and the timing and amount of start-up costs incurred in connection with the introduction of new products and services;

•	the timing and extent of new government regulations;
•	intellectual property risks;

•	impairment of investments or intangible assets;

•	the timing of the opening of new offices;

•	the timing of other internal expansion costs; and

•	the timing and amount of costs associated with integrating acquisitions.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to foreign currency risk by virtue of our international operations. Approximately 20.9% and 23.6% of our net revenues for the three months ended March 31, 2003 and 2004, respectively, were derived from operations outside the United States. Funds generated by each subsidiary are generally reinvested in the country where they are earned. Our operations in the United Kingdom generated more than 42.9% of our net revenue from international operations during the first quarter of 2004. Accordingly, we are exposed to adverse movements in the pound sterling and other foreign currencies.

The vast majority of our contracts are entered into by our United States or United Kingdom subsidiaries. The contracts entered into by the United States subsidiaries are almost always denominated in U.S. dollars. Contracts entered into by our United Kingdom subsidiaries are generally denominated in pounds sterling, U.S. dollars or euros, but the majority of these contracts are in U. S. dollars. In 2003, with the significant weakening of the U.S. dollar relative to the euro and the pound sterling, our translation losses increased over 2002. As a result, in January 2004, we began engaging in hedging activities in an effort to manage our potential foreign exchange exposure.

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

Our strategy for management of currency risk relies primarily on conducting our operations in a country’s currency, intercompany foreign currency denominated loans and may, from time to time, involve use of currency derivatives, primarily forward exchange contracts, to reduce our exposure to currency fluctuations. As of March 31, 2004, we had open foreign exchange derivative contracts with a notional amount totaling $67.5 million to buy local currencies of our foreign subsidiaries. The estimated fair value of the foreign exchange contracts based upon dealer quotes was a net liability of approximately $1.4 million. The potential loss resulting from a hypothetical weakening of the U.S. dollar relative to the pound sterling and euro of 10% would have been approximately $1.9 million for the three-month period ended March 31, 2004 based on 2004 revenues and costs related to the U.K. If exchange rates were to change by 10% in the future, we do not expect this would have a material effect on our financial statements.

Changes in exchange rates between the applicable foreign currency and the U.S. dollar will affect the translation of foreign subsidiaries’ financial results into U.S. dollars for purposes of reporting our consolidated financial results. The process by which each foreign subsidiary’s financial results are translated to U.S. dollars is as follows:

•	income statement accounts are translated at average exchange rates for the period;

•	balance sheet assets and liability accounts are translated at end-of-period exchange rates; and

•	equity accounts are translated at historical exchange rates.

Translation of the balance sheet in this manner affects shareholders’ equity through the cumulative translation adjustment account. This account exists only in the foreign subsidiary’s U.S. dollar balance sheet and is necessary to keep the foreign balance sheet, stated in U.S. dollars, in balance. Translation adjustments are reported with accumulated other comprehensive income (loss) as a separate component of shareholders’ equity. To date, cumulative translation adjustments have not been material to our consolidated financial position. However, future translation adjustments could materially and adversely affect our financial position.

Currently, there are no material exchange controls on the payment of dividends or otherwise restricting the transfer of funds out of or from within any country in which we conduct operations. Although we perform services for clients located in a number of foreign jurisdictions, we have not experienced any difficulties in receiving funds remitted from foreign countries. However, if any of these jurisdictions imposed, or modified existing, exchange control restrictions, the restrictions could have an adverse effect on our financial condition.

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

On February 2, 2004, we furnished a Current Report on Form 8-K under Items 9 and 12, attaching a press release announcing our operating and financial results for the quarter and year ended December 31, 2003. Notwithstanding its listing here, the information furnished shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities of that section, nor incorporated by reference in any filing under the Securities Act of 1933, as amended, except as expressly set forth by specific reference in such a filing.

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

Date: May 5, 2004