Form 10-Q
period 2004-06-30
PHARMACEUTICAL PRODUCT DEVELOPMENT INC
filed 2004-08-03
CIK 1003124

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2004.

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 56,460,047 shares of common stock, par value $0.10 per share, as of July 30, 2004.

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2004	2003	2004
Development revenues	$161,587	$183,178	$317,486	$357,892
Discovery sciences revenues	7,124	2,033	10,219	9,581
Reimbursed out-of-pockets	16,259	15,325	27,142	28,343

Net revenue	184,970	200,536	354,847	395,816

Direct costs - Development	78,284	90,834	153,003	179,044
Direct costs - Discovery sciences	3,474	1,282	5,008	2,848
Direct costs - Reimbursable out-of-pocket expenses	16,259	15,325	27,142	28,343
Research and development expenses	3,725	3,638	7,086	4,924
Selling, general and administrative expenses	41,782	47,816	81,545	92,975
Depreciation	6,837	6,883	13,754	13,600
Amortization	429	417	719	742
Restructuring charges	—	2,114	—	2,619

	150,790	168,309	288,257	325,095

Operating income	34,180	32,227	66,590	70,721
Interest income, net	565	258	821	450
Impairment of investments	(8,600)	(2,000)	(8,600)	(2,000)
Other income, net	141	950	678	1,262

Income before provision for income taxes	26,286	31,435	59,489	70,433
Provision for income taxes	9,446	8,121	21,482	22,355

Net income	$16,840	$23,314	$38,007	$48,078

Net income per share:
Basic	$0.30	$0.41	$0.68	$0.86

Diluted	$0.30	$0.41	$0.68	$0.85

Weighted average number of common shares outstanding:
Basic	55,699	56,223	55,630	56,188
Dilutive effect of stock options and restricted stock	480	433	517	432

Diluted	56,179	56,656	56,147	56,620

The accompanying notes are an integral part of these consolidated condensed financial statements.

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

(in thousands)

	December 31, 2003	June 30, 2004
		(unaudited)
Assets
Current assets
Cash and cash equivalents	$110,102	$161,896
Accounts receivable and unbilled services, net	243,494	221,322
Investigator advances	12,792	9,380
Prepaid expenses and other current assets	19,192	22,818
Deferred income taxes, net	12,366	17,315

Total current assets	397,946	432,731

Property, plant and equipment, net	112,143	121,849
Investments	61,371	65,741
Intangible assets	2,007	1,905
Goodwill	178,076	176,582
Other assets	841	780
Long-term deferred income taxes, net	23,083	23,220

Total assets	$775,467	$822,808

Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$15,243	$8,221
Payables to investigators	23,735	29,470
Other accrued expenses	63,749	74,682
Unearned income	129,818	104,708
Accrued income taxes	7,419	19,439
Current maturities of long-term debt and capital lease obligations	1,381	914

Total current liabilities	241,345	237,434

Long-term debt and capital lease obligations, less current maturities	6,281	5,914
Accrued additional pension liability	9,859	10,044
Deferred rent and other	5,461	5,510

Total liabilities	262,946	258,902
Shareholders’ equity
Common stock	5,605	5,624
Paid-in capital	278,057	283,048
Retained earnings	226,381	274,458
Accumulated other comprehensive income, net of deferred taxes	2,478	776

Total shareholders’ equity	512,521	563,906

Total liabilities and shareholders’ equity	$775,467	$822,808

The accompanying notes are an integral part of these consolidated condensed financial statements.

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Six Months Ended June 30,
	2003	2004
Cash flows from operating activities:
Net income	$38,007	$48,078
Adjustments to reconcile net income to net cash provided by operating activities:
Impairment of investments	8,600	2,000
Restructuring charges	—	2,619
Depreciation and amortization	14,473	14,342
Stock compensation amortization	183	—
Loss (gain) on disposition of property and equipment, net	(11)	27
Provision for doubtful accounts	280	403
Provision (benefit) for deferred income taxes	1,246	(4,702)
Change in operating assets and liabilities, net of effect of acquisitions	(31,789)	13,651

Net cash provided by operating activities	30,989	76,418

Cash flows from investing activities:
Cash received from repayment of note receivable	500	—
Purchases of property and equipment	(16,001)	(23,972)
Proceeds from sale of property and equipment	85	183
Purchases of investments	(3,450)	(5,900)
Cash paid (refunded) related to businesses acquired, net of cash acquired	(1,400)	1,450

Net cash used in investing activities	(20,266)	(28,239)

Cash flows from financing activities:
Principal repayments of long-term debt	(144)	(174)
Repayment of capital leases obligation	(916)	(460)
Proceeds from exercise of stock options and employee stock purchase plan	5,101	4,212

Net cash provided by financing activities	4,041	3,578

Effect of exchange rate changes on cash	2,068	37

Net increase in cash and cash equivalents	16,832	51,794
Cash and cash equivalents, beginning of the period	181,224	110,102

Cash and cash equivalents, end of the period	$198,056	$161,896

The accompanying notes are an integral part of these consolidated condensed financial statements.

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

1. SIGNIFICANT ACCOUNTING POLICIES

The significant accounting policies followed by Pharmaceutical Product Development, Inc. and its subsidiaries (collectively the “Company”) for interim financial reporting are consistent with the accounting policies followed for annual financial reporting. We prepared these unaudited consolidated condensed financial statements in accordance with Rule 10-01 of Regulation S-X, and, in management’s opinion, we have included all adjustments of a normal recurring nature necessary for a fair presentation. The accompanying consolidated condensed financial statements might not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the consolidated financial statements and notes thereto in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003. The results of operations for the three-month and six-month periods ended June 30, 2004 are not necessarily indicative of the results to be expected for the full year or any other period. We derived the amounts on the December 31, 2003 consolidated condensed balance sheet from the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

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

Stock-Based Compensation (continued)

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

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2003	2004	2003	2004
Net income, as reported	$16,840	$23,314	$38,007	$48,078
Less: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	1,988	1,615	3,153	2,926

Pro forma net income	$14,852	$21,699	$34,854	$45,152

Net income per share:
Basic – as reported	$0.30	$0.41	$0.68	$0.86
Basic – pro forma	$0.27	$0.39	$0.63	$0.80

Diluted – as reported	$0.30	$0.41	$0.68	$0.85
Diluted – pro forma	$0.26	$0.38	$0.62	$0.80

Recent Accounting Pronouncements

In December 2003, the FASB issued SFAS No. 132 (Revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits”. Revised Statement No. 132 requires additional disclosures about the assets, obligations cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. The Company has adopted the interim reporting requirements and does not believe the adoption of the remaining portion of this statement will have a material impact on the Company’s financial statements.

In December 2003, the FASB issued FIN 46 (revised December 2003), “Consolidation of Variable Interest Entities”. This revised interpretation is effective for all entities no later than the end of the first reporting period that ends after March 15, 2004. The Company has no investment in or contractual or other business relationship with a variable interest entity and therefore the adoption of this interpretation did not have any impact on its consolidated financial position or results of operations. However, if the Company enters into any such arrangement with a variable interest entity in the future, the Company’s consolidated financial position or results of operations might be impacted.

In November 2003, during discussions on EITF Issue 03-01, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments”, the EITF reached a consensus which requires quantitative

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

1. SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent Accounting Pronouncements (continued)

and qualitative disclosures for debt and marketable equity securities classified as available-for-sale or held-to-maturity under Statements 115 and 124 that are impaired at the balance sheet date but for which an other-than-temporary impairment has not been recognized. The consensus on quantitative and qualitative disclosures is effective for fiscal years ending after December 15, 2003 and comparative information for earlier periods presented is not required. The Company did not have any investments with unrealized losses since December 31, 2003 and thus the adoption of this consensus did not have a material impact on the Company’s financial statements. At the March 2004 EITF meeting, the Task Force reached a consensus on a three-step impairment model. Except for disclosure requirements already in place, the Issue 03-01 consensus will be effective prospectively for all relevant current and future investments in reporting periods beginning after June 15, 2004. The Company already does quarterly evaluations of its investments and thus does not expect the adoption of this consensus to have a material impact on its financial statements.

2. GOODWILL AND INTANGIBLE ASSETS

Changes in the carrying amount of goodwill for the twelve months ended December 31, 2003 and the six months ended June 30, 2004, by operating segment, were as follows:

(in thousands)	Development	Discovery	Total
Balance as of January 1, 2003	$126,936	$20,472	$147,408
Changes in goodwill recorded during the period for prior year acquisitions	1,550	143	1,693
Changes in goodwill recorded during the period for current year acquisitions	24,282	—	24,282
Translation adjustments	4,693	—	4,693

Balance as of December 31, 2003	157,461	20,615	178,076
Changes in goodwill recorded during the period for prior year acquisitions (finalization of purchase price adjustments)	(699)	—	(699)
Translation adjustments	(795)	—	(795)

Balance as of June 30, 2004	$155,967	$20,615	$176,582

Information regarding the Company’s other intangible assets follows:

	As of December 31, 2003			As of June 30, 2004
(in thousands)	Carrying Amount	Accumulated Amortization	Net	Carrying Amount	Accumulated Amortization	Net
Backlog and customer relationship	$2,100	$1,969	$131	$2,733	2,323	410
Patents	280	236	44	280	259	21
License agreements	2,500	668	1,832	2,500	1,026	1,474

Total	$4,880	$2,873	$2,007	$5,513	$3,608	$1,905

The Company amortizes all intangible assets on a straight-line basis, based on estimated useful lives of two to five years for backlog and customer relationship, five years for patents and three to ten years for license agreements. The weighted average amortization period for backlog and customer relationship is 2.1 years, patents is 5.0 years, license agreements is approximately 3.4 years and all intangibles collectively is approximately 2.6 years.

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

2. GOODWILL AND INTANGIBLE ASSETS (continued)

Amortization expense for the three months ended June 30, 2003 and 2004 was $0.43 million and $0.42 million, respectively. Estimated amortization expense for the next five years is as follows:

(in thousands)
2004 (remaining 6 months)	$439
2005	862
2006	356
2007	112
2008	80
2009 and thereafter	56

3. ACQUISITIONS

In July 2003, the Company acquired Eminent Research Systems, Inc., a clinical research organization specializing in medical device development, and Clinsights, Inc., a company affiliated with Eminent through common ownership that provides a range of post-market services to medical device and related pharmaceutical companies and operates proprietary web sites for the dissemination of medical information, online research and product marketing. Eminent and Clinsights are part of the Development segment of the Company. The results of operations are included in the Company’s consolidated condensed results of operations as of and since July 18, 2003, the effective date of the acquisitions. The Company acquired Eminent and Clinsights for total consideration of $23.6 million in cash. Under the terms of the merger agreement, the original aggregate purchase price of $25.0 million was reduced by $1.4 million in the first quarter of 2004 as a result of an adjustment to the purchase price based on Eminent’s closing balance sheet.

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

The total purchase price for the acquisitions was allocated to the estimated fair value of assets acquired and liabilities assumed as set forth in the following table:

(in thousands)	Eminent	Clinsights	Total
Condensed balance sheet:
Current assets	$677	$1,346	$2,023
Property and equipment, net	436	226	662
Non-current assets	32	25	57
Deferred income taxes	1,184	1,093	2,277
Current liabilities	(4,946)	(731)	(5,677)

Value of identifiable intangible assets:
Backlog and customer relationship	383	250	633
Goodwill	14,541	9,041	23,582

Total	$12,307	$11,250	$23,557

Initially, the Company bases the purchase price allocations for the acquisitions on preliminary estimates, using available information and making assumptions management believes are reasonable. As more information becomes available, the purchase price allocations are refined and finalized. Purchase price allocations have been finalized for these acquisitions. Goodwill is evaluated annually as required by SFAS 142. Goodwill related to Eminent and Clinsights is not expected to be deductible for tax purposes.

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

4. COMPREHENSIVE INCOME

Comprehensive income consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2003	2004	2003	2004
Net income, as reported	$16,840	$23,314	$38,007	$48,078
Cumulative translation adjustment	3,193	(881)	4,659	(1,321)
Change in fair value of hedging transaction	—	(102)	—	(1,974)
Reclassification adjustment for hedging results included in income	—	643	—	1,123
Unrealized gain (loss) on investment	1,056	(193)	1,546	469

	$21,089	$22,781	$44,212	$46,375

Accumulated other comprehensive income, net of tax, consisted of the following:

(in thousands)	December 31, 2003	June 30, 2004
Translation adjustment	$8,698	$7,378
Minimum pension liability, net of tax	(6,220)	(6,220)
Fair value on hedging transaction, net of tax	—	(851)
Unrealized gain on investment	—	469

	$2,478	$776

5. ACCOUNTS RECEIVABLE AND UNBILLED SERVICES

Accounts receivable and unbilled services consisted of the following:

(in thousands)	December 31, 2003	June 30, 2004
Billed	$151,525	$131,838
Unbilled	94,928	93,036
Provision for doubtful accounts	(2,959)	(3,552)

	$243,494	$221,322

6. INVESTMENTS

The Company has investments in publicly traded and privately held entities. Investments in publicly traded entities are classified as available-for-sale securities and are measured at market value. The Company records net unrealized gains or losses associated with investments in publicly traded entities as a component of shareholders’ equity until they are realized or an other-than-temporary decline has occurred. The market value of the Company’s investments in publicly traded entities is based on the closing price as quoted by the applicable stock exchange or association as of June 30, 2004.

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

6. INVESTMENTS (continued)

In addition to the Company’s investments in publicly traded entities, the Company has equity and convertible debt instruments in private entities for which fair values are not readily determinable. The Company records all of its investments in private entities under the cost method of accounting. The Company assesses the market value of these entities on a quarterly basis to determine whether declines in the market value of these investments are other than temporary. This quarterly review includes an evaluation of, among other things, the market condition of the overall industry, historical and projected financial performance, expected cash needs and recent funding events. As a result of these evaluations, the Company recorded impairments for other than temporary declines in the fair market value of its investments in SLIL Biomedical Corp. of $4.7 million, Spotlight Health, Inc. of $3.7 million and Signature Bioscience, Inc. of $0.2 million for the three months ended June 30, 2003, and in Chemokine Therapeutics Corp. of $2.0 million for the three months ended June 30, 2004. SLIL and Signature Bioscience were deemed to be impaired primarily as a result of the market condition of the overall industry and their individual historical and projected performance and expected cash needs. The write-downs of Spotlight Health and Chemokine were recorded based primarily on their individual historical and projected financial performance and completed or anticipated issuances of shares to new investors at lower valuations than the Company’s recorded value.

Investments consisted of the following:

(in thousands)	December 31, 2003	June 30, 2004
Investment in Surromed, Inc.	$29,007	$29,007
Investment in Syrrx, Inc.	25,000	25,000
Investment in Chemokine Therapeutics Corp.	2,700	700
Investment in BioDelivery Sciences International, Inc.*	2,284	2,754
Investment in Spotlight Health, Inc.	1,230	1,230
Investment in Oriel Therapeutics, Inc	900	1,800
Investment in CancerConsultants	250	250
Investment in Accentia, Inc.	—	5,000

	$61,371	$65,741

*	Publicly traded security

7. INCOME TAXES

During the second quarter of 2004, we recorded a tax benefit of $3.7 million as a result of the utilization of capital loss carryforwards that previously had a valuation allowance recorded against them. We also recorded a $0.8 million valuation allowance due to the uncertainty of realizing the future tax benefit associated with the equity impairment recorded in the second quarter of 2004.

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

Hedged transactions are denominated in U.S. dollars on behalf of subsidiaries with pound sterling and euro functional currencies. To achieve hedge accounting, contracts must reduce the foreign currency exchange rate risk otherwise inherent in the amount and duration of the hedged exposures and comply with established risk management policies. Pursuant to its foreign exchange hedging policy, the Company may hedge anticipated transactions and the related receivables and payables denominated in foreign currencies using forward foreign currency exchange rate contracts. Foreign currency derivatives are used only to meet the Company’s objective of minimizing variability in the Company’s operating results arising from foreign exchange rate movements. The Company does not enter into foreign exchange contracts for speculative purposes. Hedging contracts are measured at fair value using dealer quotes and mature within twelve months from their inception.

At June 30, 2004, the face amounts of the Company’s foreign exchange contracts designated as cash flow hedges totaled approximately $65.0 million. For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative instrument is initially recorded in accumulated other comprehensive income (“OCI”) as a separate component of shareholders’ equity and subsequently reclassified into earnings in the period during which the hedged transaction is recognized in earnings.

At June 30, 2004, the Company recorded the fair value of the derivative instruments in the consolidated condensed balance sheet as a component of other accrued expenses.

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

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

9. PENSION PLAN (continued)

Pension costs for the U.K. Plan included the following components:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2003	2004	2003	2004
Service cost	$214	$307	$426	$620
Interest cost	308	432	613	871
Expected return on plan assets	(258)	(361)	(513)	(729)
Amortization of transition asset amount	(3)	(4)	(6)	(8)
Amortization of net loss	107	155	213	313

Net periodic pension cost	$368	$529	$733	$1,067

For the six months ended June 30, 2004, the Company made contributions of $1.0 million and anticipates contributing an additional $1.0 million to fund its pension plan during the remainder of 2004.

10. RESTRUCTURING CHARGES

In the first six months of 2004, PPD recorded a $2.6 million restructuring charge associated with exiting our chemistry facility in Research Triangle Park, North Carolina. These charges include lease termination costs (net of sublease rentals) of approximately $2.1 million and a loss on sale of assets used in the Company’s chemistry services of approximately $0.5 million. The lease termination liability will be paid over the remaining life of the lease which will end in 2015. At June 30, 2004, the Company recorded the restructuring liability of $2.1 million in the consolidated condensed balance sheet as a component of other accrued expenses.

11. COMMITMENTS AND CONTIGENCIES

The Company currently maintains insurance for risks associated with the operation of its business, provision of professional services, and ownership of property. These policies provide coverage for a variety of potential losses, including, without limitation, loss or damage to property, bodily injury, general commercial liability, professional errors and omissions, and medical malpractice. The Company’s retentions and deductibles associated with these insurance policies range from $0.25 million to $0.5 million.

The Company is self-insured for health insurance for employees located within the United States. The Company maintains stop-loss insurance on a “claims made” basis for expenses in excess of $0.225 million per member per year. As of December 31, 2003 and June 30, 2004, the Company maintained a reserve of approximately $3.7 million and $4.3 million, respectively, included in other accrued expenses on the consolidated condensed balance sheets, to cover open claims and estimated claims incurred but not reported.

In September 2003, the Company entered into agreements with SurroMed, Inc. pursuant to which the Company committed to purchase biomarker discovery services from SurroMed of at least $2.0 million, $2.0 million, $1.0 million and $1.0 million during the years ended December 31, 2004, 2005, 2006 and 2007, respectively.

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

(unaudited)

11. COMMITMENTS AND CONTIGENCIES (continued)

In addition, the Company will make milestone payments to Syrrx upon the occurrence of certain clinical and regulatory events. In the event of approval to market a drug product, the Company and Syrrx will share equally the profits from drug sales.

In April 2003, the Company made an equity investment in Chemokine Therapeutics. In connection with this investment, Chemokine granted PPD an exclusive option to license the peptide for a one-time license fee of $1.5 million. If the Company chooses to exercise this option, it will be obligated to pay the license fee plus the costs for future development work on the peptide. Chemokine also granted PPD the right to first negotiate a license to other peptides.

In November 2003, the Company became a limited partner in A. M. Pappas Life Science Ventures III, LP, a venture capital fund. The Pappas Fund was established for the purpose of making investments in equity securities of privately held companies in the life sciences, healthcare and technology industries. Under the terms of the limited partnership agreement, the Company committed to invest up to an aggregate of $4.75 million in the Pappas Fund. No capital call can exceed 10% of the Company’s aggregate capital commitment, and no more than one-third of the Company’s commitment could be called prior to May 2004 and no more than two-thirds prior to May 2005. As such, the Company anticipates that its aggregate investment will be made through a series of future capital calls over the next several years. No capital calls have been made through June 30, 2004, and the Company’s capital commitment will expire in May 2009.

In the fourth quarter of 2003, the Company acquired from Eli Lilly & Company the patents for the compound dapoxetine for development in the field of genitourinary disorders. This compound is currently licensed to ALZA Corporation and is in Phase III development for premature ejaculation. Under the terms of the agreement with Lilly, the Company paid Lilly $65.0 million in cash and agreed to pay Lilly a royalty of 5% on annual net sales of dapoxetine in excess of $800 million. Dapoxetine is currently in Phase III clinical trials and has not been approved for sale in the United States or any foreign country.

Under most of the agreements for Development Group services, we agree to indemnify and defend the sponsor against third-party claims based on the Company’s negligence or willful misconduct. Any successful claims could have a material adverse effect on the Company’s financial condition, results of operations and future prospects.

In the normal course of business, the Company is a party to various claims and legal proceedings. For example, we are in litigation with a client that is claiming we breached our contract and were negligent in conducting a clinical trial, and is claiming that it does not owe us the remaining amounts due under the contract and is seeking other damages from our alleged breach and negligent acts. The Company records a reserve for these matters when an adverse outcome is probable and the amount of the potential liability is reasonably estimable. Although the ultimate outcome of these matters is currently not determinable, management of the Company, after consultation with legal counsel, does not believe that the resolution of these matters will have a material effect upon the Company’s financial condition, results of operations or cash flows for an interim or annual period.

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

12. BUSINESS SEGMENT DATA

Revenues by principal business segment are separately stated in the consolidated condensed financial statements. Income from operations and identifiable assets by principal business segment were as follows:

	Three months Ended June 30,		Six Months Ended June 30,
(in thousands)	2003	2004	2003	2004
Income (loss) from operations:
Development	$36,680	$37,955	$73,493	$73,437
Discovery sciences	(2,500)	(5,728)	(6,903)	(2,716)

Total	$34,180	$32,227	$66,590	$70,721

	December 31, 2003	June 30, 2004
Identifiable assets:
Development	$684,890	$731,669
Discovery sciences	90,577	91,139

Total	$775,467	$822,808

13. SUBSEQUENT EVENTS

In July 2004, we renewed our $50.0 million revolving credit facility with Bank of America, N. A. Indebtedness under the facility is unsecured and subject to traditional covenants relating to financial ratios and restrictions on certain types of transactions. Borrowings under this credit facility are available to provide working capital and for general corporate purposes. As of June 30, 2004, there was no amount outstanding under this credit facility. However, the aggregate amount we are able to borrow has been reduced by $0.80 million due to outstanding letters of credit issued under this facility. This credit facility is currently scheduled to expire in June 2005, at which time any outstanding balance would be due.

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

Forward-looking Statements

This Form 10-Q contains forward-looking statements within the meaning of the federal securities laws. These statements relate to future events or our future financial performance. Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events or performance, expectations, predictions, assumptions and other statements that are not statements of historical facts. In some cases, you can identify forward-looking statements by words such as “might”, “will”, “should”, “expect”, “plan”, “anticipate”, “believe”, “estimate”, “predict”, “intend”, “potential” or “continue”, or the negative of these terms, or other comparable terminology. These statements are only predictions. These statements rely on a number of assumptions and estimates that could be inaccurate and that are subject to risks and uncertainties. Actual events or results might differ materially due to a number of factors, including those listed in “Potential Volatility of Quarterly Operating Results and Stock Price” below. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.

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

With more than 6,000 professionals worldwide, we have provided services to 43 of the top 50 pharmaceutical companies in the world as ranked by 2002 healthcare research and development spending, in addition to our work with leading biotechnology and medical device companies. We believe that we are one of the world’s largest providers of drug development services to pharmaceutical, biotechnology and medical device companies based on 2003 annual net revenues generated from contract research organizations.

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

Executive Overview

Because our revenues are dependent on a relatively small number of industries and clients, we closely monitor the market for CRO services. For a discussion of the trends affecting our market, see “Item 1. Business—Trends Affecting the Drug Discovery and Development Industry” in our Annual Report on Form 10-K for the year ended December 31, 2003. In the first half of 2003, the market for CRO services was not as robust as it was in 2002 and our new business authorizations for the first two quarters of 2003 were lower than we expected. In response, we refocused our business development and operational efforts and believe those efforts, together with a stronger market for CRO services in the second half of 2003 and the first half of 2004, resulted in improved new authorizations for those periods.

Although we cannot predict the demand for CRO services for the remainder of 2004, we believe the overall market drivers are intact. To increase authorizations for the remainder of 2004, we must continue to concentrate upon our business development efforts, including increasing the percentage of successful proposals, and the delivery of timely, high quality services to our clients. We believe there are several specific opportunities for growth in 2004. We currently conduct a significant amount of government-sponsored research, and plan to continue our efforts to win new opportunities in this market. We have also had an increase in demand for our Phase I services and are expanding our Phase I clinic in Austin, Texas to 300 beds and enhancing our capabilities to service large, complex studies. This expansion should be completed in early 2005. We also believe the demand for our post-marketing development services will continue to grow and we will also seek to expand our medical device services. Finally, we believe that we can increase the client base and service offerings for our laboratories, so we have leased an additional 20,000 square feet of space for laboratory expansion.

We review various metrics, including period-to-period growth in backlog, new authorizations, revenue, margins and earnings, to evaluate our financial performance. In the second quarter of 2004, new authorizations totaled $266.0 million. The cancellation rate for the second quarter of 2004 was 17% compared to 21% in the second quarter of 2003. Therefore, on a net basis, authorizations were up 28% for the second quarter of 2004 compared to the second quarter of 2003. Backlog grew 19% from $1,003.0 million on June 30, 2003 to $1,196.8 million on June 30, 2004. Net revenue by client type for the quarter ended June 30, 2004 was 65% pharmaceutical, 25% biotech, 3% government and 7% other. For a detailed discussion of our revenue, margins, earnings and other financial results for the second quarter of 2004, see “Results of Operations – Three Months Ended June 30, 2004 versus Three Months Ended June 30, 2003” below.

Capital expenditures for the three and six months ended June 30, 2004 totaled approximately $10.7 million and $24.0 million, respectively. The majority of the capital expenditures were for information technology enhancements, computer hardware and additional software. In addition to investing in our growing business, we are also focused on improving the efficiency of our operations by streamlining training matrices and clinical procedural documents, decreasing the number of documents needed for study initiation, centralizing regulatory document collection and rolling out a new clinical trial management system.

Our compound partnering arrangements allow us to leverage our resources and global drug development expertise to create new opportunities for growth and to share the risks and potential rewards of drug development with our collaborative partners. In 2003, in addition to furthering existing collaborations with ALZA Corporation and Bayer AG, we entered into new collaborations with Syrrx and Chemokine Therapeutics. For a discussion of these compound partnering arrangements, see “Item 1. Business – Our Services – Our Discovery Sciences Group – Compound Partnering Programs” in our Annual Report on Form 10-K for the year ended December 31, 2003. In 2004, we expect to advance the development of the potential drug candidates associated with our existing compound partnering arrangements and increase the number of candidates in various stages of human trials by the end of year. We currently anticipate filing our IND on one Syrrx compound in the third quarter of 2004 and a NDA filing on dapoxetine in early 2005. As a result of these compound partnering arrangements and the progression of our pipeline, we expect to incur significant R&D expense over the remainder of 2004 in connection with these efforts. Furthermore, in addition to progressing our existing collaborations, we will continue to evaluate other opportunities for collaborations and investments that we believe will help us achieve our mid- to long-term growth objectives.

Acquisitions

In July 2003, PPD acquired Eminent Research Systems, a clinical research organization specializing in medical device development, and Clinsights, a company affiliated with Eminent through common ownership that provides a range of post-market services to medical device and related pharmaceutical companies and operates proprietary web sites for the dissemination of medical information, online research and product marketing. Eminent and Clinsights are part of the Development segment of PPD. The results of operations are included in our consolidated condensed results of operations as of and since July 18, 2003, the effective date of the acquisitions. PPD acquired Eminent and Clinsights for total consideration of $23.6 million in cash. Under the terms of the merger agreement, the original aggregate purchase price of $25.0 million was reduced by $1.4 million in the first quarter of 2004 as a result of a refund of the purchase price for the stock of Eminent based on Eminent’s closing balance sheet.

We accounted for these acquisitions under the purchase method of accounting, utilizing appropriate fair value techniques to allocate the purchase price based on the estimated fair values of the assets and liabilities. Accordingly, the estimated fair value of assets acquired and liabilities assumed were included in our condensed consolidated balance sheet as of the effective date of the acquisitions. For further details regarding these acquisitions, see Note 3 to the Notes to Consolidated Financial Statements.

Investments

In January 2004, we purchased 5.0 million shares of Accentia, Inc. Series E convertible preferred stock for $5.0 million. Accentia’s Series E preferred stock bears a dividend based on a percentage of net sales of certain Accentia products. We also received warrants to purchase up to an additional 10.0 million shares of Accentia’s Series E preferred stock over the 24 month period following the closing at $1.00 per share.

In March 2004, we loaned $0.9 million to Oriel Therapeutics, Inc. pursuant to a secured convertible note. In consideration for the loan, Oriel issued to us warrants to purchase 0.225 million shares of Oriel’s Series B Convertible Preferred Stock for $2.00 per share. The warrants expire in 2014.

As a result of our quarterly impairment evaluations, during the three months ended June 30, 2004, we recorded a charge to earnings for an other than temporary decline in the fair market value of our investment in Chemokine of $2.0 million. Our investment in Chemokine was deemed to be impaired primarily as a result of a recent issuance of shares to new investors at a lower valuation than our original investment.

New Business Authorizations and Backlog

We record new business authorizations, or sales of the Company’s services, when we receive a letter of intent, verbal commitment or contract. Authorizations can vary significantly from quarter to quarter, and contracts generally have terms ranging from several months to several years. We recognize revenue on these authorizations as services are performed. Our new authorizations for the three months ended June 30, 2003 and 2004 were $217.1 million and $266.0 million, respectively.

Our backlog consists of anticipated net revenues from letters of intent, verbal commitments and contracts that either have not started but are anticipated to begin in the near future or are in process and have not been completed. Amounts included in backlog represent future revenues and exclude revenues that we have previously recognized. Once work begins on a project included in backlog, net revenue is recognized over the life of the contract. Our backlog as of June 30, 2003 and 2004 was $1,003.0 million and $1,196.8 million, respectively.

Results of Operations

Revenue Recognition

We recognize revenues from fixed-price contracts on a proportional performance basis in our Development Group. To measure performance on a given date, we compare direct costs incurred through that date to estimated total contract direct costs. We believe this is the best indicator of the performance of the contractual obligations because the costs relate to the amount of labor incurred to perform the service. For time-and-materials contracts in both our Development Group and Discovery Sciences Group, we recognize revenues as hours are worked, multiplied by the applicable billable rate. For our Phase I and laboratory businesses, we recognize revenues from unitized contracts as subjects or samples are tested, multiplied by the applicable unit price.

In connection with our management of multi-site clinical trials, we pay on behalf of our customers fees to investigators and test subjects, as well as other out-of-pocket costs for items such as travel, printing, meetings and couriers. Our clients reimburse us for these costs. As required by EITF 01-14, amounts paid by us as a principal for out-of-pocket costs are included in direct costs as reimbursable out-of-pocket expenses and the reimbursements we receive as a principal are reported as reimbursed out-of-pocket revenues. Amounts paid by us as an agent for out-of-pocket costs are combined with the corresponding reimbursements, or revenues, we receive as an agent in the statement of operations. During the three months ended June 30, 2003 and 2004, fees paid to investigators and other fees that PPD received as an agent and the associated reimbursements were approximately $47.3 and $50.3 million, respectively.

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

Discovery Sciences Group revenues also include non-refundable technology license fees and milestone payments. The non-refundable license fees are generally up-front payments for the initial license of and access to our technology. For non-refundable license fees received at the initiation of license agreements for which we have an ongoing research and development commitment, we defer these fees and recognize them ratably over the period of the related research and development. For non-refundable license fees received under license agreements where our continued performance of future research and development services is not required, we recognize revenue upon delivery of the technology. In addition to license fees, our Discovery Sciences Group also generates revenue from time to time in the form of milestone payments. Milestone payments are only received and recognized as revenues if the specified milestone is achieved and accepted by the customer and continued performance of future research and development services related to that milestone are not required. Although these payments are typically lower than up-front license fees, these payments can be significant because they are triggered as a result of achieving specified scientific milestones.

Recording of Expenses

We record our operating expenses among the following categories:

•	direct costs;

•	research and development;

•	selling, general and administrative;

•	depreciation;

•	amortization; and

•	restructuring charges.

Direct costs consist of appropriate amounts necessary to carry out the revenue and earnings process, and include direct labor and related benefit charges, other costs directly related to contracts, an allocation of facility and information technology costs, and reimbursable out-of-pocket expenses. Direct costs, as a percentage of net revenues, tend to and are expected to fluctuate from one period to another as a result of changes in labor utilization and the mix of service offerings involved in the hundreds of studies being conducted during any period of time.

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

Depreciation expenses consist of depreciation costs recorded on a straight-line method, based on estimated useful lives of 40 to 50 years for buildings, five years for laboratory equipment, two to three years for software, three to five years for computers and related equipment, and five to ten years for furniture and equipment, except for our airplane, which we are depreciating over 30 years. We depreciate leasehold improvements over the shorter of the life of the relevant lease or the useful life of the improvement. We depreciate property under capital leases over the life of the lease or the service life, whichever is shorter.

Amortization expenses consist of amortization costs recorded on intangible assets on a straight-line method over the life of the intangible assets.

In the first six months of 2004, PPD recorded a $2.6 million restructuring charge associated with exiting our chemistry facility in Research Triangle Park, North Carolina. These charges include lease termination costs (net of sublease rentals) of approximately $2.1 million and a loss on sale of assets used in our chemistry services of approximately $0.5 million. The lease termination liability will be paid over the remaining life of the lease which will end in 2015. At June 30, 2004, the Company recorded the restructuring liability of $2.1 million in the consolidated condensed balance sheet as a component of other accrued expenses.

Three Months Ended June 30, 2004 Versus Three Months Ended June 30, 2003

The following table sets forth amounts from our consolidated condensed financial statements along with the dollar and percentage change for the three months ended June 30, 2004 compared to the three months ended June 30, 2003.

	Three Months Ended June 30, (unaudited)
(in thousands, except per share data)	2004	2003	$ Inc (Dec)	% Inc (Dec)
Net revenue:
Development revenues	$183,178	$161,587	$21,591	13.4%
Discovery sciences revenues	2,033	7,124	(5,091)	(71.5)
Reimbursed out-of-pockets	15,325	16,259	(934)	(5.7)

Total net revenue	200,536	184,970	15,566	8.4

Direct costs:
Development	90,834	78,284	12,550	16.0
Discovery sciences	1,282	3,474	(2,192)	(63.1)
Reimbursable out-of-pocket expenses	15,325	16,259	(934)	(5.7)

Total direct costs	107,441	98,017	9,424	9.6

Research and development expenses	3,638	3,725	(87)	(2.3)
Selling, general and administrative expenses	47,816	41,782	6,034	14.4
Depreciation	6,883	6,837	46	0.7
Amortization	417	429	(12)	(2.8)
Restructuring charges	2,114	—	2,114

Income from operations	32,227	34,180	(1,953)	(5.7)

Impairment of investments	(2,000)	(8,600)	6,600	(76.7)
Interest and other income (expense), net	1,208	706	502	71.1

Income before taxes	31,435	26,286	5,149	19.6
Provision for income taxes	8,121	9,446	(1,325)	(14.0)

Net income	$23,314	$16,840	$6,474	38.4

Net income per diluted share	$0.41	$0.30	$0.11	36.7

Total net revenue increased to $200.5 million in the second quarter of 2004. The increase in total net revenue resulted from an increase in our Development Group revenues. The Development Group’s operations generated net revenue of $183.2 million, which accounted for 91.3% of total net revenue for the second quarter of 2004. The 13.4% increase in the Development Group’s net revenue was primarily attributable to an increase in the amount of global CRO Phase II through IV services we provided in the second quarter of 2004 as compared to the second quarter of 2003. Net revenue for the Development Group also increased by approximately $0.8 million due to the effect of the weakening of the U.S. dollar relative to the euro and the British pound in the second quarter of 2004.

The Discovery Sciences Group generated net revenue of $2.0 million in the second quarter of 2004, a decrease of $5.1 million from the same period in 2003. The higher 2003 Discovery Sciences net revenue was mainly attributable to a $5.0 million milestone payment earned by us in the second quarter of 2003 as a result of the initiation of Phase III clinical trials for dapoxetine.

Total direct costs increased to $107.4 million in the second quarter of 2004 primarily as the result of an increase in the Development Group direct costs. Development Group direct costs increased $12.6 million from the second quarter of 2003 to the second quarter of 2004. The primary reason for this increase was an increase in personnel costs of $8.3 million. Personnel costs increased due to hiring additional employees in our global CRO Phase II through IV division, increased incentive compensation accruals and increased costs in our foreign operations due to the weakening of the U.S. dollar. In the second quarter of 2003, incentive compensation accruals were lower than our normal accrual levels as a result of our financial and operating performance in that period. The remaining $4.3 million of this increase in Development direct costs included increased facility costs related to the increase in personnel and increased subcontractor costs.

Gross margin from the Development segment was 50.4% for the second quarter of 2004 compared to 51.6% for the second quarter of 2003. Of this 1.2% decline in gross margin, 0.9% relates to expected fluctuations from one period to another as a result of changes in labor utilization and the mix of service offerings involved in the hundreds of studies conducted during any period of time. The remaining variance of 0.3% was attributable to the increased incentive compensation accruals and the increased costs in our foreign operations due to the weakening of the U.S. dollar mentioned earlier.

R&D expenses decreased $0.1 million from $3.7 million in the second quarter of 2003 to $3.6 million in the second quarter of 2004. The decline was due to the cessation of our functional genomics services in the third quarter of 2003 and chemistry services operations in the first quarter of 2004, and was almost completely offset by the increase in R&D spending on our compound partnering arrangements. We expect to incur significant R&D expenses during the remainder of 2004 in connection with our existing compound partnering arrangements.

SG&A expenses increased $6.0 million to $47.8 million in the second quarter of 2004. The increase includes additional personnel costs of $5.5 million. Of this increase, $4.1 million were related to increased incentive compensation accruals and foreign currency translation effect mentioned above. The remaining $1.4 million increase in personnel costs related to increased infrastructure to manage direct personnel and insure quality delivery of projects. As a percentage of total net revenue, SG&A expenses increased from 22.6% in the second quarter of 2003 to 23.8% in the second quarter of 2004.

In the second quarter of 2004, PPD recorded a $2.1 million restructuring charge associated with exiting our chemistry facility in Research Triangle Park, North Carolina. These charges include lease termination costs (net of sublease rentals) of approximately $2.1 million. The lease termination liability will be paid over the remaining life of the lease which will end in 2015.

Income from operations decreased $2.0 million to $32.2 million in second quarter of 2004. As a percentage of net revenue, income from operations decreased to 16.1% of net revenue in the second quarter of 2004 from 18.5% in the second quarter of 2003. Income from operations was negatively impacted by approximately $0.8 million due to the effect of the U.S. dollar weakening relative to the euro, the British pound and the Brazilian real, netted against the foreign currency hedging gain of $0.6 million during the second quarter of 2004. Although these currency movements increased net revenue in the aggregate, the negative impact on income from operations is attributable to dollar-denominated contracts for services rendered in countries other than the United States. In these cases, revenue is not impacted by the weakening of the U.S. dollar, but the costs associated with performing these contracts, which are paid in the local currency, are negatively impacted when translated to U.S. dollars.

During the three months ended June 30, 2003 and 2004, the Company recorded charges to earnings for other than temporary declines in the fair market value of its investments in SLIL Biomedical Corp. of $4.7 million, Spotlight Health, Inc. of $3.7 million and Signature Bioscience, Inc. of $0.2 million in the 2003 period, and in Chemokine Therapeutics Corp. of $2.0 million in the 2004 period. SLIL and Signature Bioscience were deemed to be impaired primarily as a result of the market condition of the overall industry and their individual historical and projected performance and expected cash needs. The write-downs of Spotlight Health and Chemokine were recorded based primarily on their individual historical and projected financial performance and completed or expected issuances of shares to new investors at a lower valuations than the Company’s recorded value.

Our provision for income taxes decreased to $8.1 million in the second quarter of 2004. Our effective income tax rate for the second quarter of 2004 was 25.8% compared to 35.9% for the second quarter of 2003. During the second quarter of 2004, our effective tax rate was positively impacted by the $3.7 million tax benefit which we recorded as a result of the utilization of capital loss carryforwards that previously had a valuation allowance recorded against them. We expect our effective tax rate for the remainder of 2004 to be approximately 36%.

Net income of $23.3 million in the second quarter of 2004 represents an increase of $6.5 million from $16.8 million in the second quarter of 2003. Net income per diluted share of $0.41 in the second quarter of 2004 represents an increase from $0.30 net income per diluted share in the second quarter of 2003.

Six Months Ended June 30, 2004 Versus Six Months Ended June 30, 2003

The following table sets forth amounts from our consolidated condensed financial statements along with the dollar and percentage change for the six months ended June 30, 2004 compared to the six months ended June 30, 2003.

	Six Months Ended June 30, (unaudited)
(in thousands, except per share data)	2004	2003	$ Inc (Dec)	% Inc (Dec)
Net revenue:
Development revenues	$357,892	$317,486	$40,406	12.7%
Discovery sciences revenues	9,581	10,219	(638)	(6.2)
Reimbursed out-of-pockets	28,343	27,142	1,201	4.4

Total net revenue	395,816	354,847	40,969	11.6

Direct costs:
Development	179,044	153,003	26,041	17.0
Discovery sciences	2,848	5,008	(2,160)	(43.1)
Reimbursable out-of-pocket expenses	28,343	27,142	1,201	4.4

Total direct costs	210,235	185,153	25,082	13.6

Research and development expenses	4,924	7,086	(2,162)	(30.5)
Selling, general and administrative expenses	92,975	81,545	11,430	14.0
Depreciation	13,600	13,754	(154)	(1.1)
Amortization	742	719	23	3.2
Restructuring charges	2,619	—	2,619

Income from operations	70,721	66,590	4,131	6.2

Impairment of investments	(2,000)	(8,600)	6,600	(76.7)
Interest and other income (expense), net	1,712	1,499	213	14.2

Income before taxes	70,433	59,489	10,944	18.4
Provision for income taxes	22,355	21,482	873	4.1

Net income	$48,078	$38,007	$10,071	26.5

Net income per diluted share	$0.85	$0.68	$0.17	25.0

Total net revenue increased to $395.8 million in the first six months of 2004. The increase in total net revenue resulted primarily from an increase in our Development Group revenues. The Development Group’s operations generated net revenue of $357.9 million, which accounted for 90.4% of total net revenue for the first six months of 2004. The 12.7% increase in the Development Group’s net revenue was primarily attributable to an increase in the amount of global CRO Phase II through IV services we provided in the first six months of 2004 as compared to the first six months of 2003. Net revenue for the Development Group also increased by approximately $2.3 million due to the effect of the U.S. dollar weakening relative to the euro and the British pound in the first six months of 2004.

The Discovery Sciences Group generated net revenue of $9.6 million in the first six months of 2004, a decrease of $0.6 million from the same period in 2003. The decrease in the Discovery Sciences net revenue was mainly attributable to the reduction in net revenue from chemistry services, which we no longer offered after the first quarter of 2004, partially offset by the increase in net revenue associated with our preclinical oncology operations.

Total direct costs increased to $210.2 million in the first six months of 2004 primarily as the result of an increase in the Development Group direct costs. Development Group direct costs increased $26.0 million from the first six months of 2003 to the first six months of 2004. The primary reason for this increase was an increase in personnel costs of $18.8 million. Personnel costs increased due to hiring additional employees in our global CRO Phase II through IV division, increased incentive compensation accruals and increased costs in our foreign operations due to the weakening of the U.S. dollar. In the first six months of 2003, incentive compensation accruals were lower than our normal accrual levels as a result of our financial and operating performance in that period. The remaining $7.2 million of this increase in Development direct costs included increased facility costs related to the increase in personnel and increased subcontractor costs.

Gross margin from the Development segment was 50.0% for the first six months of 2004 compared to 51.8% for the first six months of 2003. Of this 1.8% decline in gross margin, 1.3% was attributable to the increased incentive compensation accruals and the increased costs in our foreign operations due to the weakening of the U.S. dollar mentioned earlier. The remaining variance relates to expected fluctuations from one period to another as a result of changes in labor utilization and the mix of service offerings involved in the hundreds of studies conducted during any period of time.

R&D expenses decreased $2.2 million to $4.9 million in the first six months of 2004. This decline was due to the cessation of our functional genomics services in the third quarter of 2003 and chemistry services operations in the first quarter of 2004. However, we expect to incur significant R&D expenses during the remainder of 2004 in connection with our existing compound partnering arrangements.

SG&A expenses increased $11.4 million to $93.0 million in the first six months of 2004. The increase includes additional personnel costs of $10.2 million. Of this increase, $6.5 million related to increased incentive compensation accruals and foreign currency translation effect mentioned above. The remaining $3.7 million increase in personnel costs related to increased infrastructure to manage direct personnel and insure quality delivery of projects. As a percentage of total net revenue, SG&A expenses increased to 23.5% in the first six months of 2004 from 23.0% in the first six months of 2003.

In the first six months of 2004, PPD recorded a $2.6 million restructuring charge associated with exiting our chemistry facility in Research Triangle Park, North Carolina. These charges include lease termination costs (net of sublease rentals) of approximately $2.1 million and a loss on sale of assets used in the Company’s chemistry services of approximately $0.5 million. The lease termination liability will be paid over the remaining life of the lease which will end in 2015.

Income from operations increased $4.1 million to $70.7 million in the first six months of 2004. As a percentage of net revenue, income from operations decreased to 17.9% of net revenue in the first six months of 2004 from 18.8% in the first six months of 2003. Income from operations was negatively impacted by approximately $3.2 million due to the effect of the U.S. dollar weakening relative to the euro, the British pound and the Brazilian real, netted against the foreign currency hedging gain of $1.1 million during the first six months of 2004. Although these currency movements increased net revenue in the aggregate, the negative impact on income from operations is attributable to dollar-denominated contracts for services rendered in countries other than the United States. In these cases, revenue is not impacted by the weakening of the U.S. dollar, but the costs associated with performing these contracts, which are paid in local currency, are negatively impacted when translated to the U.S. dollar.

During the six months ended June 30, 2003 and 2004, the Company recorded charges to earnings for other than temporary declines in the fair market value of its investments in SLIL Biomedical Corp. of $4.7 million, Spotlight Health, Inc. of $3.7 million and Signature Bioscience, Inc. of $0.2 million in the 2003 period and

Chemokine Therapeutics Corp. of $2.0 million in the 2004 period. SLIL and Signature Bioscience were deemed to be impaired primarily as a result of the market condition of the overall industry and their individual historical and projected performance and expected cash needs. The write-downs of Spotlight Health and Chemokine were recorded based primarily on their individual historical and projected financial performance and completed or expected issuances of shares to new investors at a lower valuations than the Company’s recorded value.

Our provision for income taxes increased to $22.4 million in the first six months of 2004. Our effective income tax rate for the first six months of 2004 was 31.7% compared to 36.1% for the first six months of 2003. During the second quarter of 2004, our effective tax rate was positively impacted by the $3.7 million tax benefit which we recorded as a result of the utilization of capital loss carryforwards that previously had a valuation allowance recorded against them. We expect our effective tax rate for the remainder of 2004 to be approximately 36%.

Net income of $48.1 million in the first six months of 2004 represents an increase of $10.1 million from $38.0 million in the first six months of 2003. Net income per diluted share of $0.85 in the first six months of 2004 represents an increase from $0.68 net income per diluted share in the first six months of 2003.

Liquidity and Capital Resources

As of June 30, 2004, we had $161.9 million of cash and cash equivalents on hand. Our expected primary cash needs on both a short and long-term basis are for capital expenditures, expansion of services, possible acquisitions and investments, geographic expansion, working capital and other general corporate purposes. We have historically funded our operations and growth, including acquisitions, with cash flow from operations, borrowings and sales of our stock. Our cash and cash equivalents are invested in financial instruments that are rated A or better by Standard & Poor’s or Moody’s and earn interest at market rates.

In the first six months of 2004, our operating activities provided $76.4 million in cash as compared to $31.0 million for the same period last year. In the first six months of 2004, net income of $48.1 million, depreciation and amortization of $14.3 million and a net decrease in operating assets and liabilities of $15.8 million were partially offset by a benefit of $4.7 million for deferred income taxes. The net decrease in operating assets and liabilities is primarily attributable to a decrease in receivables due to increased cash collections, increase in current income taxes, a decrease in unearned income, and an increase in accrued expenses and payables to investigators.

In the first six months of 2004, our investing activities used $28.2 million in cash. Investments of $5.9 million and capital expenditures of $24.0 million were partially offset by the $1.5 million of proceeds from a refund of a portion of the purchase price associated with the acquisition of Eminent. We expect our capital expenditures to be approximately $45.0 to $50.0 million in 2004, with the majority of the anticipated spending related to continued information technology enhancement and expansion in our Phase I clinic in Austin, Texas.

In the first six months of 2004, our financing activities provided $3.6 million in cash, as net proceeds from stock option exercises and purchases under our employee stock purchase plan totaling $4.2 million were partially offset by $0.6 million in repayments of capital lease obligations and long-term debt.

Working capital as of June 30, 2004 was $195.3 million, compared to $156.6 million at December 31, 2003. The increase in working capital was due primarily to an increase in cash of $51.8 million, an increase in deferred income tax asset of $4.9 million, partially offset by the increase in payables to investigators of $5.7 million, decrease in accounts receivable and unbilled services of $22.2 million, decrease in unearned income of $25.1 million and an increase in accrued income taxes and other accruals of $23.0 million. The number of days’ revenue outstanding in accounts receivable and unbilled services, net of unearned income, also known as DSO, were 41.6 and 38.9 days for the six months ended June 30, 2004 and June 30, 2003, respectively. DSO is calculated by dividing accounts receivable and unbilled services less unearned income by average daily gross revenue for the applicable period. Our year-to-date DSO over the past several years has fluctuated between 30.8 days and 43.2 days. We expect DSO will fluctuate in the future depending on the mix of contracts performed within a quarter, the level of investigator advances and unearned income and our success in collecting receivables.

In July 2004, we renewed our $50.0 million revolving credit facility with Bank of America, N. A. Indebtedness under the facility is unsecured and subject to traditional covenants relating to financial ratios and restrictions on certain types of transactions. Borrowings under this credit facility are available to provide working capital and for general corporate purposes. As of June 30, 2004, there was no amount outstanding under this credit facility. However, the aggregate amount we are able to borrow has been reduced by $0.80 million due to outstanding letters of credit issued under this facility. This credit facility is currently scheduled to expire in June 2005, at which time any outstanding balance would be due.

In April 2000, we made an investment in Spotlight Health. In January 2001, we entered into an agreement with Spotlight Health and Wachovia to guarantee a $2.0 million revolving line of credit provided to Spotlight Health by Wachovia. Indebtedness under the line was unsecured and subject to traditional covenants relating to financial ratios. This credit facility expired on June 30, 2003. In July 2003, Spotlight Health replaced this credit facility with a new $2.0 million revolving line of credit from Bank of America. The new line of credit is on terms substantially similar to the prior line of credit. We continue to guarantee Spotlight’s obligations under the new credit facility, which is scheduled to expire on September 30, 2004, at which time any outstanding balance would be due. As of June 30, 2004, Spotlight Health had $2.0 million outstanding under this credit facility. In accordance with the requirements of FASB Statement No. 5, “Accounting for Contingencies”, and as clarified by FASB Interpretation No. 45, we have recorded a liability in the amount of $0.2 million for the estimated fair value of the obligation we have assumed under this guarantee. We review the financial statements of Spotlight Health on a quarterly basis to determine if it has sufficient financial resources to continue operations. Future events and circumstances might adversely affect Spotlight Health’s financial condition and Spotlight Health might not be in the position to repay the facility, in which case Bank of America may attempt to collect on our guarantee.

In September 2003, we entered into agreements with SurroMed pursuant to which we committed to purchase biomarker discovery services from SurroMed of at least $2.0 million, $2.0 million, $1.0 million and $1.0 million during the years ended December 31, 2004, 2005, 2006 and 2007, respectively, and to serve as a non-exclusive representative to market and sell additional SurroMed biomarker discovery services.

In November 2003, we entered into a collaboration agreement with Syrrx to jointly develop and commercialize Syrrx-designed human dipeptidyl peptidase IV, or DP4, inhibitors as drug products for the treatment of type 2 diabetes and other major human diseases. Under the terms of the agreement, we will provide preclinical and clinical development resources and expertise for the collaboration, and will fund the majority of preclinical and clinical studies through Phase IIb development of selected DP4 inhibitors. PPD and Syrrx have agreed to share equally the costs of Phase III development. In addition, we will make milestone payments to Syrrx upon the occurrence of certain clinical and regulatory events. In the event of approval to market a drug product, PPD and Syrrx will share equally the profits from drug sales.

In April 2003, we made an equity investment in Chemokine Therapeutics. In connection with this investment, Chemokine granted PPD an exclusive option to license a proprietary peptide for a one-time license fee of $1.5 million. If we choose to exercise this option, we will be obligated to pay the one-time license fee plus the costs for future development work on the peptide. Chemokine also granted PPD the right to first negotiate a license to other peptides.

In November 2003, we became a limited partner in A. M. Pappas Life Science Ventures III, LP, a venture capital fund. The Pappas Fund was established for the purpose of making investments in equity securities of privately held companies in the life sciences, healthcare and technology industries. Under the terms of the limited partnership agreement, we committed to invest up to an aggregate of $4.75 million in the Pappas Fund. No capital call can exceed 10% of our aggregate capital commitment, and no more than one-third of our commitment could be called prior to May 2004 and no more than two-thirds prior to May 2005. As such, we anticipate that our aggregate investment will be made through a series of future capital calls over the next several years. No capital calls have been made through June 30, 2004, and our capital commitment will expire in May 2009.

Under most of our agreements for Development Group services, we agree to indemnify and defend the sponsor against third party claims based on our negligence or willful misconduct. Any successful claims could have a material adverse effect on our financial condition, results of operations and future prospects.

We expect to continue expanding our operations through internal growth and strategic acquisitions and investments. We expect these activities will be funded from existing cash, cash flows from operations and, if necessary or appropriate, borrowings under our existing or future credit facilities. We believe that these sources of liquidity will be sufficient to fund our operations for the foreseeable future, but offer no assurances. From time to time, we evaluate potential acquisitions, investments and other growth opportunities, which might require additional external financing, and we might seek funds from public or private issuances of equity or debt securities. In particular, our sources of liquidity could be affected by our dependence on a small number of industries and clients, compliance with regulations, international risks, personal injury, environmental or intellectual property claims, as well as other factors described below under “Potential Volatility of Quarterly Operating Results and Stock Price” and “Quantitative and Qualitative Disclosures about Market Risk”. In addition, see “Contractual Obligations and Commercial Commitments”, “Critical Accounting Policies and Estimates” and “Factors that Might Affect our Business or Stock Price” in our Annual Report on Form 10-K for the year ended December 31, 2003.

Critical Accounting Policies and Estimates

There were no material changes to our critical accounting policies and estimates in the first six months of 2004. For detailed information on our critical accounting policies and estimates, see our Annual Report on Form 10-K for the year ended December 31, 2003.

Recently Issued Accounting Standards

In December 2003, the FASB issued SFAS No. 132 (Revised 2003) “Employers’ Disclosures about Pensions and Other Postretirement Benefits”. Revised Statement No. 132 requires additional disclosures about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. We have adopted the interim reporting requirements and do not believe the adoption of the remaining portion of this statement will have a material impact on our financial statements.

In December 2003, the FASB issued FIN 46 (revised December 2003), “Consolidation of Variable Interest Entities”. This revised interpretation is effective for all entities no later than the end of the first reporting period that ends after March 15, 2004. We have no investment in or contractual or other business relationship with a variable interest entity and therefore the adoption of this interpretation did not have any impact on our consolidated financial position or results of operations. However, if we enter into any such arrangement with a variable interest entity in the future, our consolidated financial position or results of operations might be impacted.

In November 2003, during discussions on EITF Issue 03-01, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments”, the EITF reached a consensus which requires quantitative and qualitative disclosures for debt and marketable equity securities classified as available-for-sale or held-to-maturity under Statements 115 and 124 that are impaired at the balance sheet date but for which an other-than-temporary impairment has not been recognized. The consensus on quantitative and qualitative disclosures is effective for fiscal years ending after December 15, 2003 and comparative information for earlier periods presented is not required. We have not had any investments with unrealized losses since December 31, 2003 and thus the adoption of this consensus did not have a material impact on our financial statements. At the March 2004 EITF meeting, the Task Force reached a consensus on a three-step impairment model. Except for disclosure requirements already in place, the Issue 03-01 consensus will be effective prospectively for all relevant current and future investments in reporting periods beginning after June 15, 2004. We already do quarterly evaluations of our investments and thus we do not expect the adoption of this consensus to have a material impact on our financial statements.

Taxes

We conduct operations on a global basis. As a result, our effective tax rate has and will continue to depend upon the geographic distribution of our pre-tax earnings among locations with varying tax rates. Our profits are also impacted by changes in the tax rates of the various taxing jurisdictions. In particular, as the geographic mix of our pre-tax earnings among various tax jurisdictions changes, our effective tax rate might vary from period to period. In addition, our effective tax rate might fluctuate as we record or release valuation allowances.

Inflation

Our long-term contracts, which are those in excess of one year, generally include an inflation or cost of living adjustment for the portion of the services to be performed beyond one year from the contract date. As a result, we expect that inflation generally will not have a material adverse effect on our operations or our financial condition.

Potential Volatility of Quarterly Operating Results and Stock Price

Our quarterly and annual operating results have fluctuated in the past, and we expect that they will continue to fluctuate in the future. Factors that could cause these fluctuations to occur include:

•	the timing of our Discovery Sciences Group milestone payments or other revenue;

•	the timing and amount of costs associated with R&D and compound collaborations;

•	exchange rate fluctuations between periods;

•	our dependence on a small number of industries and clients;

•	the timing of the initiation, progress or cancellation of significant projects;

•	the timing and level of new business authorizations;

•	the mix of products and services sold in a particular period;

•	our need to recruit and retain experienced personnel;

•	rapid technological change and the timing and amount of start-up costs incurred in connection with the introduction of new products and services;

•	the timing and extent of new government regulations;

•	intellectual property risks;

•	impairment of investments or intangible assets;

•	the timing of the opening of new offices;

•	the timing of other internal expansion costs; and

•	the timing and amount of costs associated with integrating acquisitions.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to foreign currency risk by virtue of our international operations. Approximately 22.5% and 27.8% of our net revenues for the three months ended June 30, 2003 and 2004, respectively, were derived from operations outside the United States. Funds generated by each subsidiary are generally reinvested in the country where they are earned. Our operations in the United Kingdom generated more than 39.6% of our net revenue from international operations during the second quarter of 2004. Accordingly, we are exposed to adverse movements in the pound sterling and other foreign currencies.

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

Our strategy for management of currency risk relies primarily on conducting our operations in a country’s currency, intercompany foreign currency denominated loans and may, from time to time, involve use of currency derivatives, primarily forward exchange contracts, to reduce our exposure to currency fluctuations. As of June 30, 2004, we had open foreign exchange derivative contracts with a face amount totaling $65.0 million to buy the local currencies of our foreign subsidiaries. The estimated fair value of the foreign exchange contracts based upon dealer quotes was a net liability of approximately $1.2 million. The potential loss resulting from a hypothetical weakening of the U.S. dollar relative to the pound sterling and euro of 10% would have been approximately $1.6 million for the three-month period ended June 30, 2004 based on 2004 revenues and costs related to the U.K. We do not expect that a 10% change in exchange rates in the future would have a material effect on our financial statements.

Changes in exchange rates between the applicable foreign currency and the U.S. dollar will affect the translation of foreign subsidiaries’ financial results into U.S. dollars for purposes of reporting our consolidated financial results. The process by which we translate each foreign subsidiary’s financial results to U.S. dollars is as follows:

•	we translate income statement accounts at average exchange rates for the period;

•	we translate balance sheet assets and liability accounts at end-of-period exchange rates; and

•	we translate equity accounts at historical exchange rates.

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

Currently, there are no material exchange controls on the payment of dividends or otherwise prohibiting the transfer of funds out of or from within any country in which we conduct operations. Although we perform services for clients located in a number of foreign jurisdictions, we have not experienced any difficulties in receiving funds remitted from foreign countries. However, if any of these jurisdictions imposed, or modified existing, exchange control restrictions, the restrictions could have an adverse effect on our financial condition.

We are exposed to changes in interest rates on our cash equivalents and amounts outstanding under notes payable and lines of credit. We invest our cash and cash equivalents in financial instruments with interest rates based on financial market conditions. We do not expect that a 10% change in interest rates in the future would have a material effect on our financial statements.

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

Part II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

The 2004 Annual Meeting of Shareholders of the Company was held on May 19, 2004. At the Annual Meeting, the following directors were elected to office for the ensuing year and were approved by the following votes:

	For	Against*
Stuart Bondurant	48,856,997	1,758,563
Fredric N. Eshelman	46,639,333	3,976,227
Marye Anne Fox	49,721,127	894,433
Frederick Frank	49,553,981	1,061,579
David L. Grange	49,719,782	895,778
Catherine M. Klema	49,173,860	1,441,700
Terry Magnuson	49,513,039	1,102,521
Ernest Mario	49,513,413	1,102,147
John A. McNeill, Jr.	45,197,822	5,417,738

*	Includes abstentions.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

10.205	Termination Agreement dated June 25, 2004, between PPD Development, LP and W. Richard Staub.

10.206	Second Amendment to Loan Agreement dated July 1, 2004, between Pharmaceutical Product Development, Inc. and Bank of America, N.A.

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 – Chief Executive Officer

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 – Chief Financial Officer

(b)	Reports on Form 8-K

On April 19, 2004, we furnished a Current Report on Form 8-K under Items 9 and 12, attaching a press release announcing our operating and financial results for the quarter ended March 31, 2004. Notwithstanding its listing here, the information furnished shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities of that section, nor incorporated by reference in any filing under the Securities Act of 1933, as amended, except as expressly set forth by specific reference in such a filing.

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

Date: August 3, 2004