Form 10-Q
period 2004-09-30
PHARMACEUTICAL PRODUCT DEVELOPMENT INC
filed 2004-11-03
CIK 1003124

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2004.

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 56,533,046 shares of common stock, par value $0.10 per share, as of October 29, 2004.

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2004	2003	2004
Net revenue:
Development revenues	$164,007	$193,233	$481,493	$551,125
Discovery sciences revenues	2,589	2,289	12,808	11,870
Reimbursed out-of-pockets	12,919	20,302	40,061	48,645

Total net revenue	179,515	215,824	534,362	611,640

Direct costs:
Development	79,419	95,038	232,422	274,082
Discovery sciences	1,387	1,367	6,395	4,215
Reimbursable out-of-pocket expenses	12,919	20,302	40,061	48,645

Total direct costs	93,725	116,707	278,878	326,942

Research and development expenses	1,487	4,138	8,573	9,062
Selling, general and administrative expenses	42,552	49,361	124,119	142,336
Depreciation	6,479	7,392	20,233	20,992
Amortization	472	231	1,191	973
Gain on sale of assets	(5,716)	(58)	(5,738)	(65)
Restructuring charges	1,917	—	1,917	2,619

	140,916	177,771	429,173	502,859

Income from operations	38,599	38,053	105,189	108,781
Interest income, net	360	499	1,181	949
Impairment of investments	(773)	—	(9,373)	(2,000)
Other income, net	603	495	1,281	1,750

Income before provision for income taxes	38,789	39,047	98,278	109,480
Provision for income taxes	13,964	14,057	35,446	36,412

Net income	$24,825	$24,990	$62,832	$73,068

Net income per share:
Basic	$0.44	$0.44	$1.13	$1.30

Diluted	$0.44	$0.44	$1.12	$1.29

Weighted average number of common shares outstanding:
Basic	55,874	56,447	55,712	56,275
Dilutive effect of stock options and restricted stock	460	563	524	490

Diluted	56,334	57,010	56,236	56,765

The accompanying notes are an integral part of these consolidated condensed financial statements.

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

(in thousands)

	December 31, 2003	September 30, 2004
		(unaudited)
Assets
Current assets
Cash and cash equivalents	$110,102	$194,547
Accounts receivable and unbilled services, net	243,494	246,619
Investigator advances	12,792	10,912
Prepaid expenses and other current assets	19,192	22,483
Deferred income taxes, net	12,366	19,132

Total current assets	397,946	493,693

Property, plant and equipment, net	112,143	125,008
Investments	61,371	65,246
Intangible assets	2,007	4,167
Goodwill	178,076	177,151
Other assets	841	730
Long-term deferred income taxes, net	23,083	22,527

Total assets	$775,467	$888,522

Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$15,243	$11,383
Payables to investigators	23,735	30,317
Other accrued expenses	63,749	85,158
Unearned income	129,818	125,649
Accrued income taxes	7,419	17,597
Current maturities of long-term debt and capital lease obligations	1,381	667

Total current liabilities	241,345	270,771

Long-term debt and capital lease obligations, less current maturities	6,281	5,934
Accrued additional pension liability	9,859	10,004
Deferred rent and other	5,461	5,527

Total liabilities	262,946	292,236

Shareholders’ equity
Common stock	5,605	5,649
Paid-in capital	278,057	288,994
Retained earnings	226,381	299,449
Accumulated other comprehensive income, net of deferred taxes	2,478	2,194

Total shareholders’ equity	512,521	596,286

Total liabilities and shareholders’ equity	$775,467	$888,522

The accompanying notes are an integral part of these consolidated condensed financial statements.

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Nine Months Ended September 30,
	2003	2004
Cash flows from operating activities:
Net income	$62,832	$73,068
Adjustments to reconcile net income to net cash provided by operating activities:
Impairment of investments	9,373	2,000
Depreciation and amortization	21,424	21,965
Restructuring charges	1,917	2,619
Stock compensation amortization	275	—
Gain on sale of assets	(5,738)	(65)
Loss on disposition of property and equipment	299	139
Provision for doubtful accounts	280	651
Provision (benefit) for deferred income taxes	3,569	(6,101)
Change in operating assets and liabilities, net of effect of acquisitions	(47,403)	19,800

Net cash provided by operating activities	46,828	114,076

Cash flows from investing activities:
Cash received from repayment of note receivable	500	—
Purchases of property and equipment	(22,940)	(34,337)
Proceeds from sale of property and equipment	261	241
Purchases of investments	(15,450)	(5,833)
Cash (paid) refunded related to businesses acquired, net of cash acquired	(25,866)	1,450

Net cash used in investing activities	(63,495)	(38,479)

Cash flows from financing activities:
Principal repayments of long-term debt	(883)	(259)
Repayment of capital leases obligation	(1,394)	(724)
Proceeds from exercise of stock options and employee stock purchase plan	7,993	9,259

Net cash provided by financing activities	5,716	8,276

Effect of exchange rate changes on cash	4,529	572

Net increase (decrease) in cash and cash equivalents	(6,422)	84,445
Cash and cash equivalents, beginning of the period	181,224	110,102

Cash and cash equivalents, end of the period	$174,802	$194,547

The accompanying notes are an integral part of these consolidated condensed financial statements.

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

1.	SIGNIFICANT ACCOUNTING POLICIES

The significant accounting policies followed by Pharmaceutical Product Development, Inc. and its subsidiaries (collectively the “Company”) for interim financial reporting are consistent with the accounting policies followed for annual financial reporting. We prepared these unaudited consolidated condensed financial statements in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X, and, in management’s opinion, we have included all adjustments of a normal recurring nature necessary for a fair presentation. The accompanying consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003. The results of operations for the three-month and nine-month periods ended September 30, 2004 are not necessarily indicative of the results to be expected for the full year or any other period. We derived the amounts on the December 31, 2003 consolidated condensed balance sheet from the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

Stock-Based Compensation

The Company accounts for stock-based compensation based on the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, which states that, for fixed plans, no compensation expense is recorded for stock options or other stock-based awards that are granted with an exercise price equal to or above the estimated fair value per share of the Company’s common stock on the grant date. If stock options are granted with an exercise price below the estimated fair value of the Company’s common stock at the grant date, the difference between the fair value of the Company’s common stock and the exercise price of the stock option is recorded as deferred compensation. Deferred compensation is amortized to compensation expense over the vesting period of the stock option.

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

(in thousands, except per share data)	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2004	2003	2004
Net income, as reported	$24,825	$24,990	$62,832	$73,068
Less: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	1,402	1,469	4,555	4,395

Pro forma net income	$23,423	$23,521	$58,277	$68,673

Net income per share:
Basic – as reported	$0.44	$0.44	$1.13	$1.30
Basic – pro forma	$0.42	$0.42	$1.05	$1.22

Diluted – as reported	$0.44	$0.44	$1.12	$1.29
Diluted – pro forma	$0.42	$0.41	$1.04	$1.21

Recent Accounting Pronouncements

In December 2003, the FASB issued SFAS No. 132 (Revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits”. Revised Statement No. 132 requires additional disclosures about the assets, obligations, cash flows and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. The Company has adopted the interim disclosure requirements of this statement (see Note 9).

In December 2003, the FASB issued revised FIN 46, “Consolidation of Variable Interest Entities”. This revised interpretation is effective for all entities as of the first reporting period that ends after March 15, 2004. The Company has no investment in or contractual or other business relationship with a variable interest entity and, therefore, the adoption of this interpretation did not have any impact on its consolidated financial position or results of operations.

In November 2003, during discussions on EITF Issue 03-01, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” the EITF reached a consensus which requires quantitative

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

1.	SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent Accounting Pronouncements (continued)

and qualitative disclosures for debt and marketable equity securities classified as available-for-sale or held-to-maturity under SFAS No. 115 and SFAS No. 124 that are impaired at the balance sheet date but for which an other-than-temporary impairment has not been recognized. In September 2004, FASB Staff Position (“FSP”) EITF Issue 03-1-1 was issued to delay the effective date for the measurement and recognition guidance contained in paragraphs 10 through 20 of Issue 03-1. Application of those paragraphs is deferred pending issuance of a final FSP relating to the draft FSP EITF Issue 03-1-a, “Implementation Guidance for the Application of Paragraph 16 of EITF Issue 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” which the Board may issue as early as November. This delay does not suspend the requirement to recognize other-than-temporary impairments as required by existing authoritative literature. The guidance in paragraph 6 through 9 of Issue 03-1 (step 1 of the impairment model – determining whether an investment is impaired), as well as the disclosure requirements in paragraphs 21 and 22, have not been deferred and should be applied based on the transition provisions provided in Issue 03-1. The Company adopted the guidance in paragraphs 6 through 9 of Issue 03-1 and the disclosure requirements in paragraphs 21 and 22. Such adoption did not have a material impact on the Company’s financial position or results of operations.

Reclassifications

We have reclassified certain 2003 financial statement amounts to conform to the 2004 financial statement presentation.

2.	GOODWILL AND INTANGIBLE ASSETS

Changes in the carrying amount of goodwill for the twelve months ended December 31, 2003 and the nine months ended September 30, 2004, by operating segment, were as follows:

(in thousands)	Development	Discovery	Total
Balance as of January 1, 2003	$126,936	$20,472	$147,408
Changes in goodwill recorded during the period for prior year acquisitions	1,550	143	1,693
Changes in goodwill recorded during the period for current year acquisitions	24,282	—	24,282
Translation adjustments	4,693	—	4,693

Balance as of December 31, 2003	157,461	20,615	178,076
Changes in goodwill recorded during the period for prior year acquisitions (finalization of purchase price adjustments)	(699)	—	(699)
Translation adjustments	(226)	—	(226)

Balance as of September 30, 2004	$156,536	$20,615	$177,151

Information regarding the Company’s other intangible assets follows:

(in thousands)	December 31, 2003			September 30, 2004
	Carrying Amount	Accumulated Amortization	Net	Carrying Amount	Accumulated Amortization	Net
Backlog and customer relationship	$2,100	$1,969	$131	$2,733	2,354	379
Patents	280	236	44	280	267	13
License and royalty agreements	2,500	668	1,832	5,000	1,225	3,775

Total	$4,880	$2,873	$2,007	$8,013	$3,846	$4,167

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

2.	GOODWILL AND INTANGIBLE ASSETS (continued)

The Company amortizes all intangible assets on a straight-line basis, based on estimated useful lives of two to five years for backlog and customer relationship, five years for patents and three to ten years for license and royalty agreements. The weighted average amortization period for backlog and customer relationship is 2.1 years, patents is 5.0 years, license and royalty agreements is approximately 5.1 years and all intangibles collectively is approximately 3.4 years.

Amortization expense for the nine months ended September 30, 2003 and 2004 was $1.2 million and $1.0 million, respectively. Estimated amortization expense for the next five years is as follows:

(in thousands)

2004 (includes first nine months)	$1,264
2005	1,112
2006	606
2007	362
2008	331
2009 and thereafter	1,465

3.	ACQUISITIONS

In July 2003, the Company acquired Eminent Research Systems, Inc., a clinical research organization specializing in medical device development, and Clinsights, Inc., a company affiliated with Eminent through common ownership that provides a range of post-market services to medical device and related pharmaceutical companies and operates proprietary web sites for the dissemination of medical information, online research and product marketing. Eminent and Clinsights are part of the Development segment of the Company. The results of operations are included in the Company’s consolidated condensed results of operations as of and since July 18, 2003, the effective date of the acquisitions. The Company acquired Eminent and Clinsights for total consideration of $23.5 million in cash. Under the terms of the merger agreement, the original aggregate purchase price of $25.0 million was reduced by $1.5 million in the first quarter of 2004 as a result of an adjustment to the purchase price based on Eminent’s closing balance sheet.

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

The total purchase price for the acquisitions was allocated to the estimated fair value of assets acquired and liabilities assumed as set forth in the following table:

(in thousands)	Eminent	Clinsights	Total
Condensed balance sheet:
Current assets	$677	$1,346	$2,023
Property and equipment, net	436	226	662
Non-current assets	32	25	57
Deferred income taxes	1,184	1,093	2,277
Current liabilities	(4,946)	(732)	(5,678)

Value of identifiable intangible assets:
Backlog and customer relationships	383	250	633
Goodwill	14,541	9,042	23,583

Total	$12,307	$11,250	$23,557

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

3.	ACQUISITIONS (continued)

Purchase price allocations have been finalized for these acquisitions. Goodwill related to Eminent and Clinsights is not expected to be deductible for tax purposes.

4.	COMPREHENSIVE INCOME

Comprehensive income consisted of the following:

(in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2004	2003	2004
Net income, as reported	$24,825	$24,990	$62,832	$73,068
Other comprehensive income (loss):
Cumulative translation adjustment	782	1,266	5,442	(55)
Change in fair value of hedging transaction, net of taxes of $0, $(494), $0 and $(447), respectively	—	1,096	—	1,030
Reclassification adjustment for hedging results included in direct costs, net of taxes of $0, $221, $0, $558, respectively	—	(515)	—	(1,300)
Unrealized gain (loss) on investment	393	(428)	1,939	41

Total other comprehensive income (loss):	1,175	1,419	7,381	(284)

Comprehensive income	$26,000	$26,409	$70,213	$72,784

Accumulated other comprehensive income consisted of the following:

(in thousands)	December 31, 2003	September 30, 2004
Translation adjustment	$8,698	$8,643
Minimum pension liability, net of tax	(6,220)	(6,220)
Fair value on hedging transaction, net of tax	—	(270)
Unrealized gain on investment	—	41

	$2,478	$2,194

5.	ACCOUNTS RECEIVABLE AND UNBILLED SERVICES

Accounts receivable and unbilled services consisted of the following at the dates set forth below:

(in thousands)	December 31, 2003	September 30, 2004
Billed	$151,525	$162,718
Unbilled	94,928	87,534
Provision for doubtful accounts	(2,959)	(3,633)

	$243,494	$246,619

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

6.	INVESTMENTS

The Company has investments in publicly traded and privately held entities. Investments in publicly traded entities are classified as available-for-sale securities and are measured at market value. The Company records net unrealized gains or losses associated with investments in publicly traded entities as a component of shareholders’ equity until they are realized or an other-than-temporary decline has occurred. The market value of the Company’s investments in publicly traded entities is based on the closing price as quoted by the applicable stock exchange or association at the end of the reporting period.

The Company also has investments in privately held entities in the form of equity and convertible debt instruments that are not publicly traded and for which fair values are not readily determinable. The Company records all of its investments in private entities under the cost method of accounting. The Company assesses the fair value of these entities on a quarterly basis to determine if there has been a decline in the fair value of these entities, and if so, if the decline is other than temporary. This quarterly review includes an evaluation of, among other things, the market condition of the overall industry, historical and projected financial performance, expected cash needs and recent funding events.

The Company recorded impairments for other than temporary declines in the fair value of its investments in SLIL Biomedical Corp. of $4.7 million, Spotlight Health, Inc. of $3.7 million, Signature Bioscience, Inc. of $0.2 million and BioDelivery Sciences International, Inc. of $0.8 million for the nine months ended September 30, 2003, and in Chemokine Therapeutics Corp. of $2.0 million for the nine months ended September 30, 2004. SLIL and Signature Bioscience were deemed to be impaired primarily as a result of the market condition of the overall industry and their individual historical and projected performance and expected cash needs. BioDelivery Sciences is a publicly traded company and this write-down was based on the closing price of its stock as of September 30, 2003. Although the stock had traded above cost for short periods of time throughout 2003, management believed the decline in value as of September 30, 2003 was other than temporary and thus recorded a charge to earnings. The write-downs of Spotlight Health and Chemokine were recorded based primarily on their individual historical and projected financial performance and completed or anticipated issuances of shares to new investors at lower valuations than the Company’s recorded value.

Investments consisted of the following at the dates set forth below:

(in thousands)	December 31, 2003	September 30, 2004
Investment in Surromed, Inc.	$29,007	$29,007
Investment in Syrrx, Inc.	25,000	25,000
Investment in Accentia, Inc.	—	4,933
Investment in BioDelivery Sciences International, Inc.*	2,284	2,325
Investment in Chemokine Therapeutics Corp.	2,700	700
Other investments **	2,380	3,281

	$61,371	$65,246

*	Publicly traded security
**	Other investments include several investments in private entities individually valued at less than $2.0 million in both periods presented.

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

7.	INCOME TAXES

During the second quarter of 2004, we recorded a tax benefit of $3.7 million for a decrease in a valuation allowance for capital loss carryforwards utilized during the period. Additionally, we established a $0.8 million valuation allowance related to the future tax benefit associated with the equity impairment recorded in the second quarter of 2004 that is not more likely than not to be realized.

8.	ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

The Company uses derivative financial instruments to manage its exposures to foreign exchange rates. The derivative instruments are accounted for pursuant to SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended by SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities”. As amended, SFAS No. 133 requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet, measure those instruments at fair value and recognize changes in the fair value of derivatives in earnings in the period of change, unless the derivative qualifies as an effective hedge that offsets certain exposures. Such contracts are designated at inception to the related foreign currency exposures being hedged.

Hedged transactions are denominated in U.S. dollars on behalf of subsidiaries with pound sterling and euro functional currencies. To achieve hedge accounting, contracts must reduce the foreign currency exchange rate risk otherwise inherent in the amount and duration of the hedged exposures and comply with established risk management policies. Pursuant to its foreign exchange hedging policy, the Company may hedge anticipated transactions and the related receivables and payables denominated in foreign currencies using forward foreign currency exchange rate contracts and foreign currency options. Foreign currency derivatives are used only to meet the Company’s objective of minimizing variability in the Company’s operating results arising from foreign exchange rate movements. The Company does not enter into foreign exchange contracts for speculative purposes. Hedging contracts are measured at fair value using dealer quotes and mature within twelve months from their inception.

At September 30, 2004, the face amounts of the Company’s foreign exchange contracts designated as cash flow hedges totaled approximately $46.7 million. For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative instrument is initially recorded in accumulated other comprehensive income as a separate component of shareholders’ equity and subsequently reclassified into earnings in the period during which the hedged transaction is recognized in earnings.

At September 30, 2004, the Company recorded the fair value of the derivative instruments in the consolidated condensed balance sheet as a component of other accrued expenses.

9.	PENSION PLAN

Pension costs are determined under the provisions of Statement of Financial Accounting Standards No. 87, “Employers’ Accounting for Pensions”, and related disclosures are determined under the provisions of Statement of Financial Accounting Standards No. 132 (Revised 2003), “Employers’ Disclosures about Pensions and other Postretirement Benefits”.

The Company has a separate contributory defined benefit plan for its qualifying United Kingdom employees employed by the Company’s U.K. subsidiaries. This pension plan was closed to new participants as of December 31, 2002. The benefits for the U.K. plan are based primarily on years of service and average pay at retirement. Plan assets consist principally of investments managed in a mixed fund.

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

9.	PENSION PLAN (continued)

Pension costs for the U.K. plan included the following components:

(in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2004	2003	2004
Service cost	$213	$305	$639	$925
Interest cost	307	429	920	1,300
Expected return on plan assets	(257)	(359)	(770)	(1,088)
Amortization of transition asset amount	(3)	(3)	(9)	(11)
Amortization of net loss	106	154	319	467

Net periodic pension cost	$366	$526	$1,099	$1,593

For the nine months ended September 30, 2004, the Company made contributions of $1.4 million and anticipates contributing an additional $0.5 million to fund its pension plan during the remainder of 2004.

10.	RESTRUCTURING CHARGES AND GAIN ON SALE OF ASSETS

In the first nine months of 2004, the Company recorded a $2.6 million restructuring charge associated with exiting the Company’s chemistry facility in Research Triangle Park, North Carolina. These charges include lease payments and termination costs (net of sublease rentals) of approximately $2.1 million and a loss on sale of assets used in chemistry services of approximately $0.5 million. The lease termination liability will be paid over the remaining life of the lease which will end in 2015. At September 30, 2004, the Company recorded the restructuring liability of $1.5 million in the consolidated condensed balance sheet as a component of other accrued expenses.

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

As a part of this restructuring, the Company purchased 4.4 million shares of SurroMed, Inc. Series F convertible preferred stock in exchange for $12.0 million in cash and $12.0 million in tangible assets and intellectual property from the Company’s Menlo Park operations. The value of the tangible assets and intellectual property was based on an independent appraisal. The Company recorded a gain on sale of assets of $5.7 million as a result of this transaction. The majority of the remaining tangible assets were transferred to the CRO Phase II through IV division and the remaining discovery sciences operations. The Company also entered into agreements with SurroMed to purchase biomarker discovery services from SurroMed for $6.0 million over a period of four years and to serve as a non-exclusive representative to market and sell additional biomarker discovery services.

11.	COMMITMENTS AND CONTINGENCIES

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

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

11.	COMMITMENTS AND CONTINGENCIES (continued)

The Company is self-insured for health insurance for employees located within the United States. The Company maintains stop-loss insurance on a “claims made” basis for expenses in excess of $0.225 million per member per year. As of December 31, 2003 and September 30, 2004, the Company maintained a reserve of approximately $3.7 million and $4.5 million, respectively, included in other accrued expenses on the consolidated condensed balance sheets, to cover open claims and estimated claims incurred but not reported.

In September 2003, the Company entered into agreements with SurroMed, Inc. pursuant to which the Company committed to pay for biomarker discovery services from SurroMed for $2.0 million, $2.0 million, $1.0 million and $1.0 million during the years ended December 31, 2004, 2005, 2006 and 2007, respectively. As of September 30, 2004, the Company had paid SurroMed $1.0 million for biomarker discovery services.

The Company signed an agreement to jointly develop and commercialize Syrrx-designed human dipeptidyl peptidase IV, or DP4, inhibitors as drug products for the treatment of type 2 diabetes and other major human diseases. The Company will provide preclinical and clinical development resources and expertise for the collaboration, and will fund the majority of preclinical and clinical studies through Phase IIb development of selected DP4 inhibitors. The Company and Syrrx have agreed to share equally the costs of Phase III development. In addition, the Company will make milestone payments to Syrrx upon the occurrence of certain clinical and regulatory events. In September 2004, we filed an investigational new drug application for one Syrrx DP4 inhibitor and the Phase I clinical study for that inhibitor commenced in late October 2004. We will make a milestone payment to Syrrx as a result of the commencement of the Phase I studies in the fourth quarter of 2004. In the event we are successful in obtaining approval to market a drug product under the collaboration with Syrrx, the Company and Syrrx will share equally the profits from drug sales.

In April 2003, the Company made an equity investment in Chemokine Therapeutics. In connection with this investment, Chemokine granted the Company an exclusive option to license the peptide for a one-time license fee of $1.5 million. If the Company chooses to exercise this option, it will be obligated to pay the license fee plus the costs for future development work on the peptide. Chemokine also granted the Company the right to first negotiate a license to other peptides.

In November 2003, the Company became a limited partner in A. M. Pappas Life Science Ventures III, LP, a venture capital fund. The Pappas Fund was established for the purpose of making investments in equity securities of privately held companies in the life sciences, healthcare and technology industries. Under the terms of the limited partnership agreement, the Company committed to invest up to an aggregate of $4.75 million in the Pappas Fund. No capital call can exceed 10% of the Company’s aggregate capital commitment, and no more than one-third of the Company’s commitment could be called prior to May 2004 and no more than two-thirds prior to May 2005. As such, the Company anticipates that its aggregate investment will be made through a series of future capital calls over the next several years. No capital calls have been made through September 30, 2004, and the Company’s capital commitment will expire in May 2009.

In the fourth quarter of 2003, the Company acquired from Eli Lilly & Company the patents for the compound dapoxetine for development in the field of genitourinary disorders. This compound is currently licensed to ALZA Corporation, a subsidiary of Johnson & Johnson, and is being developed for premature ejaculation. Under the terms of the agreement with Lilly, the Company paid Lilly $65.0 million in cash and agreed to pay Lilly a royalty of 5% on annual net sales of dapoxetine in excess of $800 million. The Company anticipates that ALZA Corporation will submit a new drug application for dapoxetine with the FDA in the first quarter of 2005. Dapoxetine has not been approved for sale in the United States or any foreign country.

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

11.	COMMITMENTS AND CONTINGENCIES (continued)

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

Revenues by principal business segment are separately stated in the consolidated condensed financial statements. Income from operations and identifiable assets by principal business segment were as follows:

(in thousands)	Three months Ended September 30,		Nine Months Ended September 30,
	2003	2004	2003	2004
Income (loss) from operations:
Development	$36,808	$41,650	$110,301	$115,094
Discovery sciences	1,791	(3,597)	(5,112)	(6,313)

Total	$38,599	$38,053	$105,189	$108,781

	December 31, 2003	September 30, 2004
Identifiable assets:
Development	$684,890	$798,152
Discovery sciences	90,577	90,370

Total	$775,467	$888,522

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

We have been in the drug development business for more than 19 years. Our development services include preclinical programs and Phase I to Phase IV clinical development services. We have extensive clinical trial experience across a multitude of therapeutic areas and various parts of the world, including regional, national and global studies. In addition, for drugs that have received approval for market use, we also offer post-market support services such as product launch services, patient compliance programs, disease registry programs, and medical communications programs for consumer and healthcare providers on product use and adverse events.

With more than 6,400 professionals worldwide, we have provided services to 41 of the top 50 pharmaceutical companies in the world as ranked by 2003 healthcare research and development spending, in addition to our work with leading biotechnology and medical device companies. We believe that we are one of the world’s largest providers of drug development services to pharmaceutical, biotechnology and medical device companies based on 2003 annual net revenues generated from contract research organizations.

Building on our outsourcing relationship with pharmaceutical and biotechnology clients, we established our discovery services business in 1997. This business focuses on early stage research to help our customers address the bottleneck at the beginning of the development process. Currently, this business primarily involves preclinical evaluations of anticancer therapies, preclinical biology services and compound partnering arrangements associated with the development and commercialization of potential drug products. We have developed an innovative risk-sharing research and development model to help pharmaceutical and biotechnology clients develop compounds. Through collaborative arrangements based on this model, we help our clients’ research and evaluate the development potential for compounds at various stages of development.

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

Executive Overview

Because our revenues are dependent on a relatively small number of industries and clients, we closely monitor the market for CRO services. For a discussion of the trends affecting our market, see “Item 1. Business—Trends Affecting the Drug Discovery and Development Industry” in our Annual Report on Form 10-K for the year ended December 31, 2003. Our new business authorizations for the first two quarters of 2003 were lower than we expected. In response, we refocused our business development and operational efforts and believe those efforts, together with a stronger market for CRO services in the second half of 2003 and the first nine months of 2004, resulted in improved new authorizations for those periods.

Although we cannot predict the demand for CRO services for the remainder of 2004, we continue to believe the overall market drivers for our industry are intact. To grow authorizations for the remainder of 2004 and into 2005, we must continue the focus on our business development efforts, including increasing the percentage of successful proposals, and the delivery of timely, high quality services to our clients. We continue to believe there are several specific opportunities for growth in 2004 and 2005. We currently conduct a significant amount of government-sponsored research and plan to continue our efforts to win new opportunities in this market. We have also had an increase in demand for our Phase I services and are expanding our Phase I clinic in Austin, Texas to 300 beds to enhance our ability to service large, complex studies. This expansion should be completed in March 2005. We closed our Phase I operations in Leicester, United Kingdom due to a dramatic decline in business related to the European Clinical Trials Directive. We also believe the demand for our post-marketing development services will continue to grow and we will also seek to expand our medical device services. Finally, the demand for our bioanalytical and GMP services has increased and we have expanded our GMP laboratory facilities and invested in new equipment to meet this new demand.

We review various metrics, including period-to-period growth in backlog, new authorizations, revenue, margins and earnings, to evaluate our financial performance. In the third quarter of 2004, we had record new authorizations of $310.4 million. The cancellation rate for the third quarter of 2004 was 25% compared to 24% in the third quarter of 2003. The cancellation rate for the first nine months of 2004 was 20.6%. Therefore, on a net basis, authorizations were up 6% for the third quarter of 2004 compared to the third quarter of 2003. Backlog grew 16% from $1,059.3 million on September 30, 2003 to $1,233.4 million on September 30, 2004. Backlog by client type as of September 30, 2004 was 60% pharmaceutical, 27% biotech and 13% government/other, reflecting an increase in backlog with biotech clients since December 31, 2003. Backlog by client type as of December 31, 2003 was 64% pharmaceutical, 23% biotech and 13% government/other. Net revenue by client type for the quarter ended September 30, 2004 was 64% pharmaceutical, 26% biotech and 10% government/other. Top therapeutic areas by net revenue for the quarter ended September 30, 2004 were oncology, anti-infective/anti-viral, central nervous system, circulatory/cardiovascular and endocrine/metabolic. For a detailed discussion of our revenue, margins, earnings and other financial results for the third quarter of 2004, see “Results of Operations – Three Months Ended September 30, 2004 versus Three Months Ended September 30, 2003” below.

Capital expenditures for the three and nine months ended September 30, 2004 totaled approximately $10.4 million and $34.3 million, respectively. The majority of the capital expenditures were for information technology enhancements, computer hardware, additional software and equipment for our bioanalytical and GMP labs. We bought seven new liquid chromatography/mass spectrometry instruments in the third quarter of 2003, bringing our total to 48. In addition to investing in our growing business, we are also focused on improving the efficiency of our operations by streamlining training matrices and clinical procedural documents, decreasing the number of documents needed for study initiation, centralizing regulatory document collection and rolling out a new clinical trial management system.

Our compound partnering arrangements allow us to leverage our resources and global drug development expertise to create new opportunities for growth and to share the risks and potential rewards of drug development with our collaborative partners. In 2003, in addition to furthering existing collaborations with ALZA Corporation and Bayer AG, we entered into new collaborations with Syrrx and Chemokine Therapeutics. For a discussion of these compound partnering arrangements, see “Item 1. Business – Our Services – Our Discovery Sciences Group – Compound Partnering Programs” in our Annual Report on Form 10-K for the year ended December 31, 2003. In 2004, we have continued to advance the development of the potential drug candidates associated with our existing compound partnering arrangements and should increase the number of candidates in various stages of human trials by the end of year. In September 2004, we filed an investigational new drug application for one Syrrx DP4 inhibitor and started the Phase I trial for that inhibitor in late October 2004. In addition, we anticipate that ALZA Corporation, a subsidiary of Johnson & Johnson, will submit a new drug application for dapoxetine with the FDA in the first quarter of 2005. As a result of these compound partnering arrangements and the progression of our pipeline, we expect to incur significant R&D expense during the remainder of 2004 in connection with these efforts. Furthermore, in addition to progressing our existing collaborations, we will continue to evaluate other opportunities for collaborations and investments that we believe will help us achieve our mid- to long-term growth objectives.

Acquisitions

In July 2003, PPD acquired Eminent Research Systems, a clinical research organization specializing in medical device development, and Clinsights, a company affiliated with Eminent through common ownership that provides a range of post-market services to medical device and related pharmaceutical companies and operates proprietary web sites for the dissemination of medical information, online research and product marketing. Eminent and Clinsights are part of the Development segment of PPD. The results of operations are included in our consolidated condensed results of operations as of and since July 18, 2003, the effective date of the acquisitions. PPD acquired Eminent and Clinsights for total consideration of $23.5 million in cash. Under the terms of the merger agreement, the original aggregate purchase price of $25.0 million was reduced by $1.5 million in the first quarter of 2004 as a result of a refund of the purchase price for the stock of Eminent based on Eminent’s closing balance sheet.

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

Restructuring Charges and Gain on Sale of Assets

In the first nine months of 2004, we recorded a $2.6 million restructuring charge associated with exiting our chemistry facility in Research Triangle Park, North Carolina. These charges include lease payments and termination costs (net of sublease rentals) of approximately $2.1 million and a loss on sale of assets used in our chemistry services of approximately $0.5 million. The lease termination liability will be paid over the remaining life of the lease which will end in 2015. At September 30, 2004, we recorded the restructuring liability of $1.5 million in the consolidated condensed balance sheet as a component of other accrued expenses.

In July 2003, we announced the restructuring of our Discovery Sciences segment. In connection with this restructuring, we consolidated our Discovery Sciences operations into our Morrisville, North Carolina and Middleton, Wisconsin facilities, and discontinued offering functional genomics services in Menlo Park, California. We recorded a charge to earnings in the third quarter of 2003 of $1.9 million for this restructuring. Restructuring charges included $0.9 million for one-time termination benefits, $0.7 million for facility charges and $0.3 million for other related charges. All restructuring charges were incurred and paid during the third quarter of 2003.

As a part of this restructuring, we purchased 4.4 million shares of SurroMed, Inc. Series F convertible preferred stock in exchange for $12.0 million in cash and $12.0 million in tangible assets and intellectual property from our Menlo Park operations. The value of the tangible assets and intellectual property was based on an independent appraisal. We recorded a gain on sale of assets of $5.7 million as a result of this transaction. The majority of the remaining tangible assets were transferred to our CRO Phase II through IV division and the remaining discovery sciences operations. We also entered into agreements with SurroMed to purchase biomarker discovery services from SurroMed for $6.0 million over a period of four years and to serve as a non-exclusive representative to market and sell additional biomarker discovery services.

New Business Authorizations and Backlog

New business authorizations, which are sales of the Company’s services, are reflected in backlog when we receive a letter of intent, verbal commitment or contract. Authorizations can vary significantly from quarter to quarter, and contracts generally have terms ranging from several months to several years. We recognize revenue on these authorizations as services are performed. Our new authorizations for the three months ended September 30, 2003 and 2004 were $288.2 million and $310.4 million, respectively.

Our backlog consists of new business authorizations for which the work has not started but is anticipated to begin in the near future, and contracts in process that have not been completed. Amounts included in backlog represent expected future revenues and exclude revenues that we have previously recognized. Once work begins on a project included in backlog, net revenue is recognized over the life of the contract. However, there can be no assurance that our backlog will ever be recognized as revenue. As of September 30, 2003 and 2004, our backlog was $1,059.3 million and $1,233.4 million, respectively.

Results of Operations

Revenue Recognition

We recognize revenues from fixed-price contracts on a proportional performance basis in our Development Group. To measure performance on a given date, we compare direct costs incurred through that date to estimated total contract direct costs. We believe this is the best indicator of the performance of the contractual obligations because the costs relate to the amount of labor incurred to perform the service. For time-and-materials contracts in both our Development Group and Discovery Sciences Group, we recognize revenues as hours are worked, multiplied by the applicable hourly rate. For our Phase I and laboratory businesses, we recognize revenues from unitized contracts as subjects or samples are tested, multiplied by the applicable unit price.

In connection with our management of multi-site clinical trials, we pay on behalf of our customers fees to investigators and test subjects, as well as other out-of-pocket costs for items such as travel, printing, meetings and couriers. Our clients reimburse us for these costs. As required by EITF 01-14, amounts paid by us as a principal for out-of-pocket costs are included in direct costs as reimbursable out-of-pocket expenses and the reimbursements we receive as a principal are reported as reimbursed out-of-pocket revenues. Amounts paid by us as an agent for out-of-pocket costs are combined with the corresponding reimbursements, or revenues, we receive as an agent in the statement of operations. During the three months ended September 30, 2003 and 2004, fees paid to investigators and other fees that PPD received as an agent and the associated reimbursements were approximately $38.8 and $42.7 million, respectively.

Most of the contracts for our Development Group can be terminated by our clients either immediately or after a specified period following notice by the client. These contracts typically require payment to us of expenses to wind down a study, fees earned to date, and in some cases, a termination fee or some portion of the fees or profit that we could have earned under the contract if it had not been terminated early.

Discovery Sciences Group revenues also include non-refundable technology license fees and milestone payments. The license fees are generally up-front payments for the initial license of and access to our technology. For non-refundable license fees received at the initiation of license agreements for which we have an ongoing research and development commitment, we defer these fees and recognize them ratably over the period of the related research and development. For non-refundable license fees received under license agreements where our continued performance of future research and development services is not required, we recognize revenue upon delivery of the technology. In addition to license fees, our Discovery Sciences Group also generates revenue from time to time in the form of milestone payments. Milestone payments are only received and recognized as revenues if the specified milestone is achieved and accepted by the customer and continued performance of future research and development services related to that milestone are not required. Although these payments are typically lower than up-front license fees, these payments can be significant because they are triggered as a result of achieving specified scientific milestones.

Recording of Expenses

We generally record our operating expenses among the following categories:

•	direct costs;

•	research and development;

•	selling, general and administrative;

•	depreciation; and

•	amortization

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

Research and development, or R&D, expenses consist primarily of patent expenses, labor and related benefit charges associated with personnel performing internal research and development work, supplies associated with this work, consulting services and an allocation of facility and information technology costs.

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

Three Months Ended September 30, 2004 Versus Three Months Ended September 30, 2003

The following table sets forth amounts from our consolidated condensed financial statements along with the dollar and percentage change for the three months ended September 30, 2004 compared to the three months ended September 30, 2003.

(in thousands, except per share data)	Three Months Ended September 30, (unaudited)
	2004	2003	$ Inc (Dec)	% Inc (Dec)
Net revenue:
Development	$193,233	$164,007	$29,226	17.8%
Discovery sciences	2,289	2,589	(300)	(11.6)
Reimbursed out-of-pockets	20,302	12,919	7,383	57.1

Total net revenue	215,824	179,515	36,309	20.2

Direct costs:
Development	95,038	79,419	15,619	19.7
Discovery sciences	1,367	1,387	(20)	(1.4)
Reimbursable out-of-pocket expenses	20,302	12,919	7,383	57.1

Total direct costs	116,707	93,725	22,982	24.5

Research and development expenses	4,138	1,487	2,651	178.3
Selling, general and administrative expenses	49,361	42,552	6,809	16.0
Depreciation	7,392	6,479	913	14.1
Amortization	231	472	(241)	(51.1)
Gain on sale of assets	(58)	(5,716)	5,658	(99.0)
Restructuring charges	—	1,917	(1,917)	N/A

Income from operations	38,053	38,599	(546)	(1.4)

Impairment of investments	—	(773)	733
Interest and other income (expense), net	994	963	31	3.2

Income before taxes	39,047	38,789	258	0.7
Provision for income taxes	14,057	13,964	93	0.7

Net income	$24,990	$24,825	$165	0.7

Net income per diluted share	$0.44	$0.44	$0.00	0.0%

Total net revenue increased to $215.8 million in the third quarter of 2004. The increase in total net revenue resulted primarily from an increase in our Development Group revenues. The Development Group’s operations generated net revenue of $193.2 million, which accounted for 89.5% of total net revenue for the third quarter of 2004. The 17.8% increase in the Development Group’s net revenue was primarily attributable to an increase in the volume of global CRO Phase II through IV services we provided in the third quarter of 2004 as compared to the third quarter of 2003. Net revenue for the Development Group also increased by approximately $1.1 million due to the effect of the weakening of the U.S. dollar relative to the euro and the British pound in the third quarter of 2004 compared to the average rates for the third quarter of 2003.

Total direct costs increased to $116.7 million in the third quarter of 2004 primarily as the result of an increase in the Development Group direct costs. Development Group direct costs increased $15.6 million from the third quarter of 2003 to the third quarter of 2004. The primary reason for this increase was an increase in personnel costs of $10.4 million. Personnel costs increased due to hiring additional employees in our global CRO Phase II through IV division, increased incentive compensation accruals and increased costs in our foreign operations due to the weakening of the U.S. dollar. In the third quarter of 2003, incentive compensation accruals were lower than our normal accrual levels as a result of our financial and operating performance in that period. The remaining $5.2 million of this increase in Development direct costs included increased subcontractor costs and increased facility costs related to the increase in personnel.

Gross margin from the Development segment was 50.8% for the third quarter of 2004 compared to 51.6% for the third quarter of 2003. Of this 0.8% decline in gross margin, 0.36% was attributable to the increased incentive compensation accruals and the increased costs in our foreign operations due to the weakening of the U.S. dollar. The remaining variance related to expected fluctuations from one period to another as a result of changes in labor utilization and the mix of service offerings involved in the hundreds of studies conducted during any period of time.

R&D expenses increased $2.6 million from $1.5 million in the third quarter of 2003 to $4.1 million in the third quarter of 2004. We incurred significant R&D expenses in the third quarter of 2004 in connection with our existing compound partnering arrangements. In the third quarter of 2003, R&D expenses for our functional genomics and chemistry services operations totaled $1.0 million. We ceased performing functional genomics services in third quarter 2003 and chemistry services in first quarter 2004. We expect to incur between $7.5 million and $8.5 million in R&D expenses during the fourth quarter of 2004 in connection with our existing compound partnering arrangements.

SG&A expenses increased $6.8 million to $49.4 million in the third quarter of 2004. As a percentage of total net revenue, SG&A expenses decreased from 23.7% in the third quarter of 2003 to 22.9% in the third quarter of 2004. The increase in SG&A expenses includes additional personnel costs of $4.0 million related to training costs for new personnel and higher levels of operations infrastructure to manage direct personnel and insure quality delivery of projects. The increase in SG&A costs also includes an additional $1.0 million of recruiting cost due to an increase in the number of new hires in third quarter 2004 compared to third quarter 2003.

Income from operations decreased $0.5 million to $38.1 million in third quarter of 2004. As a percentage of total net revenue, income from operations decreased to 17.6% of net revenue in the third quarter of 2004 from 21.5% in the third quarter of 2003. Third quarter 2003 income from operations included a $5.7 million gain on sale of assets and a $1.9 million restructuring charge. Income from operations for third quarter 2004 was negatively impacted by approximately $1.9 million due to the effect of the U.S. dollar weakening relative to the euro, the British pound and the Brazilian real. During the third quarter of 2004, we recorded a foreign currency hedging gain of $0.7 million, resulting in a net impact to income from operations of $1.2 million. Although these currency movements increased net revenue in the aggregate, the negative impact on income from operations is attributable to dollar-denominated contracts for services rendered in countries other than the United States. In these cases, revenue is not impacted by the weakening of the U.S. dollar, but the costs associated with performing these contracts, which are paid in the local currency, are negatively impacted when translated to U.S. dollars.

During the third quarter of 2003, we recorded a charge to earnings for other than temporary decline in the fair market value of our investment in BioDelivery Sciences International, Inc. of $0.8 million. BioDelivery Sciences is a publicly traded company and this write-down was based on the closing price of its stock as of September 30, 2003. Although the stock had traded above cost for short periods of time throughout 2003, management believed the decline in value as of September 30, 2003 was other than temporary and thus recorded the charge to earnings. Prior to the third quarter of 2003, market fluctuations were recorded through our equity accounts.

Our provision for income taxes increased $0.1 million to $14.1 million in the third quarter of 2004. Our effective income tax rate for the third quarter of 2004 and the third quarter of 2003 remained constant at 36.0%. We expect our effective tax rate for the remainder of 2004 to be approximately 36.0%.

Net income of $25.0 million in the third quarter of 2004 represents an increase of $0.2 million from $24.8 million in the third quarter of 2003. Net income per diluted share in the third quarter of 2004 and the third quarter of 2003 remained constant at approximately $0.44.

Nine Months Ended September 30, 2004 Versus Nine Months Ended September 30, 2003

The following table sets forth amounts from our consolidated condensed financial statements along with the dollar and percentage change for the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003.

(in thousands, except per share data)	Nine Months Ended September 30, (unaudited)
	2004	2003	$ Inc (Dec)	% Inc (Dec)
Net revenue:
Development	$551,125	$481,493	$69,632	14.5%
Discovery sciences	11,870	12,808	(938)	(7.3)
Reimbursed out-of-pockets	48,645	40,061	8,584	21.4

Total net revenue	611,640	534,362	77,278	14.5

Direct costs:
Development	274,082	232,422	41,660	17.9
Discovery sciences	4,215	6,395	(2,180)	(34.1)
Reimbursable out-of-pocket expenses	48,645	40,061	8,584	21.4

Total direct costs	326,942	278,878	48,064	17.2

Research and development expenses	9,062	8,573	489	5.7
Selling, general and administrative expenses	142,336	124,119	18,217	14.7
Depreciation	20,992	20,233	759	3.8
Amortization	973	1,191	(218)	(18.3)
Gain on sale of assets	(65)	(5,738)	5,673	(98.9)
Restructuring charges	2,619	1,917	702	36.6

Income from operations	108,781	105,189	3,592	3.4

Impairment of investments	(2,000)	(9,373)	7,373	78.7
Interest and other income (expense), net	2,699	2,462	237	9.6

Income before taxes	109,480	98,278	11,202	11.4
Provision for income taxes	36,412	35,446	966	2.7

Net income	$73,068	$62,832	$10,236	16.3

Net income per diluted share	$1.29	$1.12	$0.17	15.2%

Total net revenue increased to $611.6 million in the first nine months of 2004. The increase in total net revenue resulted primarily from an increase in our Development Group revenues. The Development Group’s operations generated net revenue of $551.1 million, which accounted for 90.1% of total net revenue for the first nine months of 2004. The 14.5% increase in the Development Group’s net revenue was primarily attributable to an increase in the level of global CRO Phase II through IV services we provided in the first nine months of 2004 as compared to the first nine months of 2003. Net revenue for the Development Group also increased by approximately $3.4 million due to the effect of the U.S. dollar weakening relative to the euro and the British pound in the first nine months of 2004 compared to the average rates for the first nine months of 2003.

The Discovery Sciences Group generated net revenue of $11.9 million in the first nine months of 2004, a decrease of $0.9 million from the same period in 2003. The decrease in the Discovery Sciences net revenue was mainly attributable to the reduction in net revenue from chemistry services, which we stopped offering in the first quarter of 2004.

Total direct costs increased to $326.9 million in the first nine months of 2004 primarily as the result of an increase in the Development Group direct costs. Development Group direct costs increased $41.7 million from the first nine months of 2003 to the first nine months of 2004. The primary reason for this increase was an increase in personnel costs of $29.2 million. Personnel costs increased due to hiring additional employees in our global CRO Phase II through IV division, increased incentive compensation accruals and increased costs in our foreign operations due to the weakening of the U.S. dollar. In the first nine months of 2003, incentive compensation accruals were lower than our normal accrual levels as a result of our financial and operating performance in that period. The remaining $12.5 million of this increase in Development direct costs included increased facility costs related to the increase in personnel and increased subcontractor costs.

Gross margin from the Development segment was 50.3% for the first nine months of 2004 compared to 51.7% for the first nine months of 2003. Of this 1.4% decline in gross margin, the majority was attributable to increased incentive compensation accruals and increased costs in our foreign operations due to the weakening of the U.S. dollar mentioned earlier. The remaining variance relates to expected fluctuations from one period to another as a result of changes in labor utilization and the mix of service offerings involved in the hundreds of studies conducted during any period of time.

R&D expenses increased $0.5 million to $9.1 million in the first nine months of 2004 from $8.6 million in the first nine months of 2003. In the first nine months of 2004, we incurred significant R&D expenses in connection with our existing compound partnering arrangements. In the first 9 months of 2003, R&D expenses for our functional genomics and chemistry services operations totaled $6.4 million. We ceased performing functional genomics services in third quarter 2003 and chemistry services in first quarter 2004.

SG&A expenses increased $18.2 million to $142.3 million in the first nine months of 2004. As a percentage of total net revenue, SG&A expenses increased slightly to 23.3% in the first nine months of 2004 compared to 23.2% in the first nine months of 2003. The increase in SG&A expenses includes additional personnel costs of $14.2 million. Of this increase, $7.8 million related to increased incentive compensation accruals and foreign currency translation effect mentioned above. The remaining $6.4 million increase in personnel costs related to training costs for new personnel and higher levels of operations infrastructure to manage direct personnel and insure quality delivery of projects. The increase in SG&A costs also includes an additional $1.0 million of recruiting cost due to an increase in the number of new hires in the first nine months of 2004 compared to the first nine months of 2003.

Income from operations increased $3.6 million to $108.8 million in the first nine months of 2004. As a percentage of net revenue, income from operations decreased to 17.8% of net revenue in the first nine months of 2004 from 19.7% in the first nine months of 2003. Third quarter 2003 income from operations included a $5.7 million gain on sale of assets and a $1.9 million restructuring charge. Income from operations in 2004 was negatively impacted by approximately $6.2 million due to the effect of the U.S. dollar weakening relative to the euro, the British pound and the Brazilian real. During the first nine months of 2004, we recorded a foreign currency hedging gain of $1.8 million, resulting in a net impact to income from operations of $4.4 million. Although these currency movements increased net revenue in the aggregate, the negative impact on income from operations is attributable to dollar-denominated contracts for services rendered in countries other than the United States. In these cases, revenue is not impacted by the weakening of the U.S. dollar, but the costs associated with performing these contracts, which are paid in local currency, are negatively impacted when translated to the U.S. dollar.

During the nine months of 2004, the Company recorded charges to earnings for other than temporary declines in the fair market value of its investment in Chemokine Therapeutics Corp. of $2.0 million. Our investment in Chemokine was deemed to be impaired as a result of a recent issuance of shares to new investors at a lower valuation than our original investment. During the first nine months of 2003, we recorded charges to earnings for other than temporary declines in the fair market value of our investments in SLIL Biomedical Corp. of $4.7 million, Spotlight Health, Inc. of $3.7 million, Signature Bioscience, Inc. (formerly Primecyte, Inc.) of $0.2 million and BioDelivery Sciences International, Inc. of $0.8 million. SLIL and Primecyte were determined to be impaired primarily as a result of the market condition of the overall industry, historical and projected performance and expected cash needs of the individual companies. The write-down of Spotlight Health was recorded primarily based on its historical and projected financial performance and the expectation of an issuance of shares to a new investor at a lower valuation. BioDelivery Sciences is a publicly traded company and this write-down was based on the closing price of it stock as of September 30, 2003. Although the stock had traded above cost for short periods of time throughout 2003, management believes the decline in value as of September 30, 2003 was other than temporary and thus recorded the charge to earnings. Prior to this quarter, market fluctuations were recorded through our equity accounts.

Our provision for income taxes increased to $36.4 million in the first nine months of 2004. Our effective income tax rate for the first nine months of 2004 was 33.3% compared to 36.1% for the first nine months of 2003. During the second quarter of 2004, our effective tax rate was positively impacted by the $3.7 million tax benefit for a decrease in a valuation allowance for capital loss carryforwards utilized during the period. We expect our effective tax rate for the remainder of 2004 to be approximately 36.0%.

Net income of $73.1 million in the first nine months of 2004 represents an increase of $10.2 million from $62.8 million in the first nine months of 2003. Net income per diluted share of $1.29 in the first nine months of 2004 represents an increase from $1.12 net income per diluted share in the first nine months of 2003.

Liquidity and Capital Resources

As of September 30, 2004, we had $194.5 million of cash and cash equivalents on hand. Our expected primary cash needs on both a short and long-term basis are for capital expenditures, expansion of services, possible acquisitions and investments, geographic expansion, working capital and other general corporate purposes. We have historically funded our operations and growth, including acquisitions, with cash flow from operations, leasing arrangements, borrowings and sales of our stock. Our cash and cash equivalents are invested in financial instruments that are rated A or better by Standard & Poor’s or Moody’s and earn interest at market rates.

In the first nine months of 2004, our operating activities provided $114.1 million in cash as compared to $46.8 million for the same period last year. In the first nine months of 2004, net income of $73.1 million, depreciation and amortization of $22.0 million and a decrease in net operating assets and liabilities of $19.8 million were partially offset by a benefit of $6.1 million for deferred income taxes. The decrease in net operating assets and liabilities is primarily attributable to an increase in current income taxes, an increase in accrued expenses and payables to investigators, which were partially offset by an increase in receivables, increase in prepaid expenses and other current assets and a decrease in unearned income.

In the first nine months of 2004, our investing activities used $38.5 million in cash. Investments of $5.8 million and capital expenditures of $34.3 million were partially offset by the $1.5 million of proceeds from a refund of a portion of the purchase price associated with the acquisition of Eminent Research Systems in 2003. We expect our capital expenditures to be approximately $45.0 to $50.0 million in 2004, with the majority of the anticipated spending related to continued information technology enhancement and expansion in our Phase I clinic in Austin, Texas.

In the first nine months of 2004, our financing activities provided $8.3 million in cash, as net proceeds from stock option exercises and stock purchases under our employee stock purchase plan totaling $9.3 million were partially offset by $1.0 million in repayments of capital lease obligations and long-term debt.

Working capital as of September 30, 2004 was $222.9 million, compared to $156.6 million at December 31, 2003. The increase in working capital was due primarily to an increase in cash of $84.4 million, an increase in deferred income tax asset of $6.8 million, an increase in prepaid expenses and other current assets of $3.3 million, and a decrease in unearned income of $4.2 million, partially offset by the increase in payables to investigators of $6.6 million, an increase in accrued income taxes of $10.2 million, an increase in accounts payable and other accrued expenses of $17.5 million. The number of days’ revenue outstanding in accounts receivable and unbilled services, net of unearned income, also known as DSO, were 41.2 and 41.6 days for the nine months ended September 30, 2004 and September 30, 2003, respectively. DSO is calculated by dividing accounts receivable and unbilled services less unearned income by average daily gross revenue for the applicable period. Our DSO over the past several years has fluctuated between 30.8 days and 43.2 days. We expect DSO will fluctuate in the future depending on the mix of contracts performed within a quarter, the level of investigator payables and unearned income and our success in collecting receivables.

In July 2004, we renewed our $50.0 million revolving credit facility with Bank of America, N. A. Indebtedness under the facility is unsecured and subject to traditional covenants relating to financial ratios and restrictions on certain types of transactions. Borrowings under this credit facility are available to provide working capital and for general corporate purposes. As of September 30, 2004, there was no amount outstanding under this credit facility. However, the aggregate amount we are able to borrow has been reduced by $0.80 million due to outstanding letters of credit issued under this facility. This credit facility is currently scheduled to expire in June 2005, at which time any outstanding balance would be due.

In April 2000, we made an investment in Spotlight Health. In January 2001, we entered into an agreement with Spotlight Health and Wachovia to guarantee a $2.0 million revolving line of credit provided to Spotlight Health by Wachovia. Indebtedness under the line was unsecured and subject to traditional covenants relating to financial ratios. This credit facility expired on June 30, 2003. In July 2003, Spotlight Health replaced this credit facility with a new $2.0 million revolving line of credit from Bank of America. The new line of credit is on terms substantially similar to the prior line of credit. We continue to guarantee Spotlight’s obligations under the new credit facility, which is scheduled to expire on June 30, 2005, at which time any outstanding balance would be due. As of September 30, 2004, Spotlight Health had $2.0 million outstanding under this credit facility. In accordance with the requirements of FASB Statement No. 5, “Accounting for Contingencies”, and as clarified by FASB Interpretation No. 45, we have recorded a liability in the amount of $0.2 million for the estimated fair value of the obligation we have assumed under this guarantee. We review the financial statements of Spotlight Health on a quarterly basis to determine if it has sufficient financial resources to continue operations. Future events and circumstances might adversely affect Spotlight Health’s financial condition and Spotlight Health might not be in the position to repay the facility, in which case Bank of America may attempt to enforce our guarantee.

In September 2003, we entered into agreements with SurroMed pursuant to which we committed to pay for biomarker discovery services from SurroMed for $2.0 million, $2.0 million, $1.0 million and $1.0 million during the years ended December 31, 2004, 2005, 2006 and 2007, respectively, and to serve as a non-exclusive representative to market and sell additional SurroMed biomarker discovery services. As of September 30, 2004, the Company had paid SurroMed $1.0 million for biomarker discovery services.

In November 2003, we entered into a collaboration agreement with Syrrx to jointly develop and commercialize Syrrx-designed human dipeptidyl peptidase IV, or DP4, inhibitors as drug products for the treatment of type 2 diabetes and other major human diseases. Under the terms of the agreement, we will provide preclinical and clinical development resources and expertise for the collaboration, and will fund the majority of preclinical and clinical studies through Phase IIb development of selected DP4 inhibitors. PPD and Syrrx have agreed to share equally the costs of Phase III development. In addition, we will make milestone payments to Syrrx upon the occurrence of certain clinical and regulatory events. In September 2004, we filed an investigational new drug application for one Syrrx DP4 inhibitor and the Phase I clinical study for that inhibitor commenced in late October 2004. We will make a milestone payment to Syrrx as a result of the commencement of the Phase I studies in the fourth quarter of 2004. In the event we are successful in obtaining approval to market a drug product under the collaboration with Syrrx, PPD and Syrrx will share equally the profits from drug sales.

In April 2003, we made an equity investment in Chemokine Therapeutics. In connection with this investment, Chemokine granted us an exclusive option to license a proprietary peptide for a one-time license fee of $1.5 million. If we choose to exercise this option, we will be obligated to pay the one-time license fee plus the costs for future development work on the peptide. Chemokine also granted us the right to first negotiate a license to other peptides.

In November 2003, we became a limited partner in A. M. Pappas Life Science Ventures III, LP, a venture capital fund. The Pappas Fund was established for the purpose of making investments in equity securities of privately held companies in the life sciences, healthcare and technology industries. Under the terms of the limited partnership agreement, we committed to invest up to an aggregate of $4.75 million in the Pappas Fund. No capital call can exceed 10% of our aggregate capital commitment, and no more than one-third of our commitment could be called prior to May 2004 and no more than two-thirds prior to May 2005. As such, we anticipate that our aggregate investment will be made through a series of future capital calls over the next several years. No capital calls have been made through September 30, 2004, and our capital commitment will expire in May 2009.

Under most of our agreements for Development Group services, we agree to indemnify and defend the sponsor against third party claims based on our negligence or willful misconduct. Any successful claims could have a material adverse effect on our financial condition, results of operations and future prospects.

We expect to continue expanding our operations through internal growth and strategic acquisitions and investments. We expect these activities will be funded from existing cash, cash flows from operations and, if necessary or appropriate, borrowings under our existing or future credit facilities. We believe that these sources of liquidity will be sufficient to fund our operations for the foreseeable future, at least the next twelve months. From time to time, we evaluate potential acquisitions, investments and other growth opportunities, which might require additional external financing, and we might seek funds from public or private issuances of equity or debt securities. In particular, our sources of liquidity could be affected by our dependence on a small number of industries and clients, compliance with regulations, international risks, personal injury, environmental or intellectual property claims, as well as other factors described below under “Potential Volatility of Quarterly Operating Results and Stock Price” and “Quantitative and Qualitative Disclosures about Market Risk”. In addition, see “Contractual Obligations and Commercial Commitments”, “Critical Accounting Policies and Estimates” and “Factors that Might Affect our Business or Stock Price” in our Annual Report on Form 10-K for the year ended December 31, 2003.

Critical Accounting Policies and Estimates

There were no material changes to our critical accounting policies and estimates in the first nine months of 2004. For detailed information on our critical accounting policies and estimates, see our Annual Report on Form 10-K for the year ended December 31, 2003.

Recently Issued Accounting Standards

In December 2003, the FASB issued SFAS No. 132 (Revised 2003) “Employers’ Disclosures about Pensions and Other Postretirement Benefits”. Revised Statement No. 132 requires additional disclosures about the assets, obligations, cash flows and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. We have adopted the interim disclosure requirements of this statement (see Note 9).

In December 2003, the FASB issued revised FIN 46, “Consolidation of Variable Interest Entities”. This revised interpretation was effective for all entities as of the first reporting period that ends after March 15, 2004. We have no investment in or contractual or other business relationship with a variable interest entity and, therefore, the adoption of this interpretation did not have any impact on our consolidated financial position or results of operations.

In November 2003, during discussions on EITF Issue 03-01, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” the EITF reached a consensus which requires quantitative and qualitative disclosures for debt and marketable equity securities classified as available-for-sale or held-to-maturity under SFAS No. 115 and SFAS No. 124 that are impaired at the balance sheet date but for which an other-than-temporary impairment has not been recognized. In September 2004, FASB Staff Position (“FSP”) EITF Issue 03-1-1 was issued to delay the effective date for the measurement and recognition guidance contained in paragraphs 10 through 20 of Issue 03-1. Application of those paragraphs is deferred pending issuance of a final FSP relating to the draft FSP EITF Issue 03-1-a, “Implementation Guidance for the Application of Paragraph 16 of EITF Issue 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” which the Board may issue as early as November. This delay does not suspend the requirement to recognize other-than-temporary impairments as required by existing authoritative literature. The guidance in paragraph 6 through 9 of Issue 03-1 (step 1 of the impairment model – determining whether an investment is impaired), as well as the disclosure requirements in paragraphs 21 and 22, have not been deferred and should be applied based on the transition provisions provided in Issue 03-1. We adopted the guidance in paragraphs 6 through 9 of Issue 03-1 and the disclosure requirements in paragraphs 21 and 22. Such adoption did not have a material impact on our financial position or results of operations.

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

Potential Volatility of Quarterly Operating Results and Stock Price

Our quarterly and annual operating results have fluctuated in the past, and we expect that they will continue to fluctuate in the future. Factors that could cause these fluctuations to occur include:

•	the timing of our Discovery Sciences Group milestone payments or other revenue;

•	the timing and amount of costs associated with R&D and compound collaborations;

•	exchange rate fluctuations between periods;

•	our dependence on a small number of industries and clients;

•	the timing of the initiation, progress or cancellation of significant projects;

•	the timing and level of new business authorizations;

•	the mix of products and services sold in a particular period;

•	pricing pressure in the market for our services;

•	our ability to recruit and retain experienced personnel;

•	rapid technological change;

•	the timing and amount of start-up costs incurred in connection with the introduction of new products and services;

•	the timing and extent of new government regulations;

•	intellectual property risks;

•	impairment of investments or intangible assets;

•	the timing of the opening of new offices;

•	the timing of other internal expansion costs; and

•	the timing and amount of costs associated with integrating acquisitions.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to foreign currency risk by virtue of our international operations. Approximately 23.5% and 27.2% of our net revenues for the three months ended September 30, 2003 and 2004, respectively, were derived from operations outside the United States. Funds generated by each subsidiary are generally reinvested in the country where they are earned. Our operations in the United Kingdom generated more than 40.9% of our net revenue from international operations during the third quarter of 2004. Accordingly, we are exposed to adverse movements in the pound sterling and other foreign currencies.

The vast majority of our contracts are entered into by our United States or United Kingdom subsidiaries. The contracts entered into by the United States subsidiaries are almost always denominated in U.S. dollars. Contracts entered into by our United Kingdom subsidiaries are generally denominated in pounds sterling, U.S. dollars or euros, but the majority of these contracts are in U.S. dollars. As a result of the weakening U.S. dollar relative to the euro and pound sterling during 2003, in January 2004 we began engaging in hedging activities in an effort to manage our potential foreign exchange exposure.

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

Our strategy for management of currency risk relies primarily on conducting our operations in a country’s currency, intercompany foreign currency denominated loans and may, from time to time, involve use of currency derivatives, primarily forward exchange contracts, to reduce our exposure to currency fluctuations. As of September 30, 2004, we had open foreign exchange derivative contracts with a face amount totaling $46.7 million to buy the local currencies of our foreign subsidiaries. The estimated fair value of the foreign exchange contracts based upon dealer quotes was a net liability of approximately $0.4 million. The potential loss resulting from a hypothetical weakening of the U.S. dollar relative to the pound sterling and euro of 10% would have been approximately $1.5 million for the three-month period ended September 30, 2004 based on 2004 revenues and costs related to the United Kingdom. We do not expect that a 10% change in exchange rates in the future would have a material effect on our financial statements.

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

Currently, there are no material exchange controls on the payment of dividends or otherwise prohibiting the transfer of funds out of or from within any country in which we conduct operations. Although we perform services for clients located in a number of foreign jurisdictions, we have not experienced any difficulties in receiving funds remitted from foreign countries. However, new or modified exchange control restrictions could have an adverse effect on our financial condition.

We are exposed to changes in interest rates on our cash equivalents and amounts outstanding under notes payable and lines of credit. We invest our cash and cash equivalents in financial instruments with interest rates based on financial market conditions. We do not expect that a 10% change in interest rates in the future would have a material effect on our financial statements.

Item 4. Controls and Procedures

(a) Disclosure Controls and Procedures: Disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) are designed only to provide reasonable assurance that information to be disclosed in our Exchange Act Reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b). Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to provide the reasonable assurance discussed above.

(b) Internal Control Over Financial Reporting: No change in the Company’s internal control over financial reporting occurred during the Company’s last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

10.207	First amendment dated July 1, 2004, to Loan Agreement by and among Spotlight Health, Inc., Pharmaceutical Product Development, Inc. and Bank of America, N.A.

10.208	Employment Agreement dated July 16, 2004, between Pharmaceutical Product Development, Inc. and Colin Shannon.

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 – Chief Executive Officer

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 – Chief Financial Officer

Exhibit 10.162 has been updated to include Colin Shannon with severance of two years salary and to delete W. Richard Staub, Patrick O’Connor and Paul Ossi from the listing.

(b)	Reports on Form 8-K

On July 14, 2004, we furnished a Current Report on Form 8-K under Items 9 and 12, attaching a press release announcing our operating and financial results for the quarter and six months ended June 30, 2004. Notwithstanding its listing here, the information furnished shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities of that section, nor incorporated by reference in any filing under the Securities Act of 1933, as amended, except as expressly set forth by specific reference in such a filing.

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

Date: November 3, 2004