Form 10-K
period 2004-12-31
PHARMACEUTICAL PRODUCT DEVELOPMENT INC
filed 2005-03-04
CIK 1003124

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

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

The aggregate market value of the common stock held by non-affiliates of the registrant was approximately $1.55 billion as of June 30, 2004, based on the closing price of the Common Stock on that date on the Nasdaq National Market System. Shares of Common Stock held by each executive officer and director and by each person who owns 10% or more of the outstanding Common Stock have been excluded in that such person might be deemed to be an affiliate. This determination of affiliate status might not be conclusive for other purposes.

As of February 15, 2005, there were 56,754,305 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The Company’s definitive Proxy Statement for its 2005 Annual Meeting of Stockholders (certain parts as indicated in Part III).

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

Item 1. Business

Overview

We are a leading global provider of drug discovery and development services and products to pharmaceutical, biotechnology and medical device companies. Our corporate mission is to help clients maximize the return on their research and development investments. We offer broad therapeutic expertise, advanced technologies and extensive resources for drug discovery and drug and device development. In addition to providing discovery through post-market services, we also offer our clients compound partnering opportunities.

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

With more than 6,600 professionals worldwide, we have provided services to 41 of the top 50 pharmaceutical companies in the world as ranked by 2003 healthcare research and development spending, in addition to our work with leading biotechnology and medical device companies. We believe that we are one of the world’s largest providers of drug development services to pharmaceutical, biotechnology and medical device companies based on 2004 annual net revenues generated from contract research organizations.

Building on our outsourcing relationship with pharmaceutical and biotechnology clients, we established our discovery services business in 1997. After restructuring the Discovery Sciences segment in 2003 and 2004, this business now primarily focuses on preclinical evaluations of anticancer therapies and compound partnering arrangements associated with the development and commercialization of potential drug products. We have developed a risk-sharing research and development model to help pharmaceutical and biotechnology clients develop compounds. Through collaborative arrangements based on this model, we assist our clients’ research and evaluate the development and commercial potential for compounds at various stages of development. In February 2005, we completed the acquisition of a biomarker business. The acquisition will expand our business by adding biomarker discovery and patient sample analysis capability to the collection of services offered by us.

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

Industry Overview

Discovering and developing new drugs is an extremely expensive and time-consuming process. In May 2003, the Tufts Center for the Study of Drug Development released a study that estimates the total cost to develop a new prescription drug increased from approximately $231 million in 1987 to approximately $897 million in 2000. In addition, it takes between 10 and 15 years to develop a new prescription drug and obtain approval to market it in the United States.

The drug development services industry provides independent product development services to the pharmaceutical, biotechnology and medical device industries. This industry has evolved from providing limited clinical trial services in the 1970s to a full-service industry today characterized by broader relationships with customers and by service offerings that encompass the entire drug development process, including preclinical evaluations, study design, clinical trial management, data collection, biostatistical analysis, regulatory consulting, clinical laboratory and diagnostic services, product registration support and post-marketing support.

Over the past 20 years, technological advances, as well as the emergence of the biotechnology industry, have dramatically changed the drug discovery process. New and improved technologies have evolved such as ultra high-throughput screening, new in vitro and in vivo preclinical profiling techniques, and the revolution in genetic-based drug research commonly referred to as genomics. The objective of these innovations is to find more drug targets and to screen against targets much more quickly with literally millions of chemical compounds. This process should produce many more molecules having the ability to affect biological activity. These molecules then need to be tested quickly and economically to determine their viability as potentially safe and effective drug candidates. Moreover, many industry participants, including pharmaceutical, biotechnology and contract research companies, have broadened their efforts to collaborate technically and financially to optimize their drug pipelines.

The Drug Discovery and Development Process

Drug discovery and development is the process of creating drugs for the treatment of human disease. The drug discovery process aims to generate safe and effective drug candidates, while the drug development process involves the testing of these drug candidates for safety and efficacy in animals and humans and to meet the FDA regulatory requirements.

The Drug Discovery Process

Targets. Historically, scientists have used classical cellular and molecular biology techniques to map biological pathways in cells to provide a cellular basis for understanding disease processes. Based on this information, scientists are now using a set of technologies called genomics to pinpoint genes responsible for cellular disease functions. Once genes are identified, they are tested in cellular assays or animals to identify which genes seem to have a causal link between cellular function and occurrence of disease. The preferred genes encode proteins that are used as drug targets in chemical screens.

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

Trends Affecting the Drug Discovery and Development Industry

The drug discovery and development services industry has been and will continue to be affected by, among others, the following trends:

Rapid Technological Change and Increased Data. Scientific and technological advancements are rapidly changing the drug discovery and development processes. The technology to understand gene function, known as functional genomics, is dramatically increasing the number of identified potential drug targets within the human body. Pharmaceuticals on the market today target fewer than an estimated 500 human gene products. With an estimated 30,000 or so human protein-coding genes, there exists an enormous untapped pool of targets for therapeutic intervention. This proliferation of targets increases the need for companies to use state-of-the-art technologies to effectively validate and optimize promising targets and lead candidates. Industry participants are also looking to applications such as biomarker technology to save development time and costs, as well as enable more precise diagnosis and personalized treatment of disease. These technologies and the human expertise necessary to manage and keep up with them are costly.

Changes in the Regulatory Environment. The drug research and development process is heavily regulated by the FDA and its Center for Drug Evaluation and Research, or CDER. The war on terror, the AIDS epidemic and the 2004 influenza vaccine shortage in the United States have elevated the FDA’s focus on research in the areas of bio-terrorism and vaccine development. In addition, recent product safety concerns, such as the cardiovascular risks identified as being related to COX 2 inhibitors, and drug importation issues have placed the FDA and other regulatory agencies under increased scrutiny. As a result of these and other events, drug safety and related issues are under intense review by Congress, and the FDA recently announced that it will establish a new independent Drug Safety Oversight Board to oversee the management of drug safety issues within CDER and to monitor medicines once they are on the market. These events are likely to cause significant changes to the regulatory environment for the drug development process and could have a lasting and pronounced impact on the drug discovery and development industry.

Increase in Potential New Drug Candidates. The increase in potential new drug candidates resulting from the genomics revolution has caused a bottleneck in the drug development industry, particularly in the early stages of drug development. While research and development spending and the number of drug candidates are increasing, the time and cost required to develop a new drug candidate also has increased. Many pharmaceutical and biotechnology companies do not have the internal resources to pursue development of all of these new drug candidates on their own. Consequently, these companies are looking to the drug discovery and development services industry for cost-effective, innovative and rapid means of developing new drugs.

Declining Research & Development Productivity. While the total number of compounds in clinical development has increased in the last several years, thereby increasing the aggregate spending on research and development programs associated with new drug candidates, the number of novel new drugs approved for marketing has remained relatively flat or even declined. This declining productivity in part reflects efforts by pharmaceutical companies to more effectively screen compounds in early stages of development and to extend the value of existing products by pursuing new indications, over-the-counter versions and alternative delivery technologies. Pharmaceutical and biotechnology companies have responded by focusing on efforts to improve clinical success rates and to lower clinical study costs. Furthermore, many clients have also responded to the productivity challenge by increasing their focus on licensing and risk-sharing arrangements to improve new drug pipelines and gain financing for future development and marketing programs.

Biotechnology Industry Growth. The United States biotechnology industry has grown rapidly over the last 10 years. This industry is generating significant numbers of new drug candidates that will require development and regulatory approval. Many of these new drug candidates are now moving into clinical development, but many biotechnology companies do not have the necessary staff, operating procedures, experience or expertise to conduct clinical trials on their own. Because of the time and cost involved, these companies often do not have the inclination to develop their own staff in this area.

Need for Large Scale Global Support. More pharmaceutical and biotechnology companies are filing drug registration packages simultaneously in several major jurisdictions, rather than following the traditional practice of filing sequentially. The studies to support these registration packages frequently include a combination of multinational and domestic trials. This trend puts an emphasis on global experience and coordination throughout the development process, including the collection, analysis, integration and reporting of clinical trial data.

Cost Pressures of Introducing New Drugs. Market forces and governmental initiatives place significant pressure on pharmaceutical and biotechnology companies to reduce drug prices. In addition, increased competition as a result of patent expiration, market acceptance of generic drugs, and governmental and private managed care organization efforts to reduce healthcare costs have added to drug pricing pressures. The industry is responding by consolidating, streamlining operations, decentralizing the internal discovery and development process and minimizing fixed costs. In addition, increased pressures to differentiate products and justify drug pricing are resulting in growth in healthcare economics services with respect to drugs under development and those already on the market. Consequently, pharmaceutical and biotechnology companies are attempting to increase the speed of new drug discovery and development. By identifying possible lead compounds and eliminating others from the discovery process as early as possible, these types of companies can focus their research and development efforts more efficiently. Turning drug discovery and development processes over to third parties also minimizes fixed costs.

The PPD Solution

We address the needs of the pharmaceutical, biotechnology and medical device industries for drug discovery and development by providing integrated services to help our clients maximize the return on their research and development investments. We believe that our application of innovative technologies, therapeutic expertise and commitment to quality throughout our integrated drug discovery and development services and products offers our clients a way to identify and develop successful drugs and devices more quickly and cost effectively. We have obtained significant drug development expertise from over 19 years of operation. Starting in 1997, we expanded our services to include drug discovery services to help our clients reduce drug discovery time and minimize unproductive compound development. More recently, we have also expanded into the medical device industry. We use our proprietary informatics technology to support our discovery and development services. Finally, because we are positioned globally, we are able to accommodate the multinational discovery and development needs of our customers.

Our Strategy

Our corporate mission is to help clients maximize the return on their research and development investments. The key parts of our strategy to accomplish this mission include the following:

•	Continue to build upon our core competencies. We are an established company led by professionals with significant discovery and development experience in major pharmaceutical, biotechnology and medical device companies bringing successful products to market throughout the world. This experience and expertise constitute our core operational strengths. Our effective performance in development services has made us, we believe, one of the largest providers of those services globally. We are continually building our competencies by seeking to hire the best professionals in key markets around the world.

•	Continue to provide a broad range of integrated drug discovery and development services and products. We offer a broad range of integrated services and products that are designed to address our clients’ needs from preclinical through post-market. By integrating extensive discovery and development services and products across our customers’ product life cycles, we believe we can more effectively serve existing clients and attract new customers. We believe that our range of discovery and development services and products is one of the most extensive available from a single company.

•	Continue to incorporate advanced technologies into our service offerings. We believe that optimizing the use of advanced technologies can improve quality while creating efficiencies in cost and accelerating the discovery and development processes. We have broad experience in the use of technology in drug discovery and development services. We offer our clients a wide range of technology-based services and products using a mixture of commercially available third-party systems and internally developed software to help expedite the discovery and development processes for both drugs and devices. As new technologies develop, we equip and train our employees to make use of the innovations. We also plan to continue to leverage and build strategic technology relationships.

•	Continue to pursue collaborative drug development relationships. We plan to continue to selectively seek opportunities to develop earlier stage compounds based on our risk-sharing model. These types of arrangements could provide us with opportunities to receive up-front license fees, milestone payments and royalties on sales of drugs successfully developed and commercialized. We also periodically evaluate in-licensing opportunities from companies and academic institutions seeking outlets for the continued development of their discoveries. In addition, we intend to selectively pursue out-licensing arrangements, which might also involve us providing discovery and development services for the continued development of the potential drug candidate.

•	Continue to develop intellectual property rights. We believe that one of the keys to our long-term performance is the development of our intellectual property rights in a variety of areas, including proprietary clinical development processes, tools and software, as well as rights to the compounds and methods of use developed from risk-sharing arrangements.

•	Continue strategic global expansion to meet client needs. We currently have operations in the Americas, Europe, Africa, the Middle East, Asia and the Pacific Rim, which we believe position us to meet our clients’ multinational needs. We intend to further expand globally when we deem it appropriate to meet our existing and prospective clients’ demands.

•	Continue to pursue strategic acquisitions and investments. We will continue to actively seek strategic acquisitions and investments, both within and complementary to our current service and product lines. Our criteria for acquisitions and investments include complementary client lists, ability to increase market share within and across clients, complementary therapeutic area and service segment strengths, strategic geographic capabilities, particular process expertise and complementary services, products or technologies.

Our Services

We provide services designed to increase efficiency, reduce time and save costs through our global infrastructure, integrated research and development technologies and experience, and customer-focused communications. We operate in two segments: Discovery Sciences and Development. See our consolidated statements of operations included elsewhere in this report for segment information regarding revenues and see Note 16 to the Notes to Consolidated Financial Statements for segment information regarding total assets and a measure of profit or loss.

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

Preclinical Biology. Our preclinical biology group integrates pharmacology, metabolism, pharmacokinetic and toxicology expertise to provide preclinical program design and project management services. We provide a broad range of preclinical services and products including:

•	preclinical program design;

•	specialized preclinical oncology research models;

•	toxicology consulting;

•	laboratory services; and

•	technical writing and regulatory submissions.

Once a potential drug candidate is identified, we offer services and products that enable our customers to decide whether to advance the drug candidate into a preclinical program both faster and with a greater probability of success. Our experts can provide full preclinical development services and integrate other development services internally.

We offer preclinical consulting as well as a full range of preclinical efficacy, pharmacokinetic, pharmacodynamic and mechanism models for anticancer therapeutic candidates. Our experienced preclinical oncology staff design and perform the studies needed to identify, profile and optimize lead compounds.

Supported by our board-certified toxicologists, we develop and implement preclinical toxicology programs. To support the clinical development program, we write the toxicology study protocols, identify qualified good laboratory practice, or GLP, testing facilities, manage the placement and conduct of studies, and prepare and review pharmacology, toxicology, absorption and metabolism data for regulatory submissions.

We provide non-GLP bioanalytical services in our laboratory located in Middleton, Wisconsin. Our bioanalytical laboratory analyzes biological fluid samples from preclinical animal studies and conducts in vitro discovery/early development experiments to test potential drug candidates.

Our technical writers prepare pharmacology and toxicology summaries for regulatory submissions and work with regulatory authorities to develop preclinical plans. We offer a full range of regulatory support services, including document submission, preparation and review of all preclinical regulatory submissions required by regulatory agencies and facilitation of meetings with regulatory agencies to ensure successful outcomes.

Compound Partnering Programs. With increased capacity to screen and develop early lead compounds and candidates, pharmaceutical companies now find themselves without the capacity to develop all of these compounds and take them to market within a reasonable time. Many biotechnology companies have promising drug development candidates but lack the financial resources or the infrastructure to further develop them. These situations provide attractive opportunities for us to use our extensive experience in strategic, global drug development to selectively in-license and develop compounds or jointly develop drug candidates in collaborative arrangements. Our compound collaborative efforts have created a pipeline of products that leverage our resources, create new opportunities for growth, and share the risks and rewards of drug development.

In 1998, as part of a development collaboration with Eli Lilly & Company, we acquired an exclusive license to develop and commercialize the compound dapoxetine for genitourinary indications, including premature ejaculation, or PE. We developed the compound through Phase II proof-of-concept and, in January 2001, out-licensed it to ALZA Corporation, which was subsequently acquired by Johnson & Johnson. Under the terms of the agreement, we granted ALZA worldwide rights to develop and commercialize dapoxetine, and ALZA is responsible for all clinical, regulatory, manufacturing, sales and marketing costs associated with the compound. In exchange, we received an up-front payment and are entitled to receive further payments if regulatory milestones are achieved. In addition, we are entitled to receive royalty payments based on sales of dapoxetine, as well as milestone payments when specified sales levels are reached. In December 2003, we acquired Lilly’s patents and remaining rights to develop and commercialize dapoxetine in the field of genitourinary disorders in return for a cash payment of $65.0 million. We also agreed to pay Lilly a royalty of 5% on annual sales of dapoxetine, if any, in excess of $800 million. In December 2004, ALZA submitted a new drug application, or NDA, to the FDA for dapoxetine. The FDA accepted the NDA for filing in February 2005. If approved by the FDA, dapoxetine would be the first prescription treatment designed specifically to treat PE and will be marketed in the U.S. by Ortho-McNeil Pharmaceutical, Inc.

In 2002, we licensed from Bayer AG the worldwide rights to undertake additional Phase II clinical studies on the compound implitapide for treatment of arteriosclerosis, elevated triglycerides, pancreatitis and hyperlipidemia. In connection with our studies, we have access to Bayer’s existing information from previously conducted preclinical studies and Phase II clinical trials, as well as regulatory filings to conduct clinical trials in the United States, Europe and South Africa. We have initiated Phase II proof-of-concept clinical trials for different kinds of elevated cholesterol and triglyceride indications. Following completion of the Phase II proof-of-concept study, Bayer has the right to terminate its license with us and assume further development of the compound. If Bayer elects to assume development, then Bayer must reimburse our Phase II costs and pay us milestone payments and royalties to be agreed upon by the parties.

In 2003, we made an equity investment in Chemokine Therapeutics Corp., then a privately held biotechnology company, to continue development of a proprietary peptide that might be useful as a blood recovery therapeutic agent. We worked closely with Chemokine to scale up the product under good manufacturing practice, or GMP, and to conduct the GLP toxicology studies necessary to advance the program to the clinic. In the second half of 2004, Chemokine initiated a study in healthy volunteers that we understand will be completed in the first half of 2005. Chemokine also granted PPD an exclusive option to license the peptide and the right to first negotiate a license to other Chemokine peptides. In December 2004, Chemokine completed an initial public offering of its common stock in Canada.

In November 2003, we made an equity investment in Syrrx, Inc., a privately held drug discovery company, and entered into a collaboration agreement to develop Syrrx’s orally active dipeptidyl peptidase IV, or DPP IV, inhibitors to treat type 2 diabetes and other major human diseases. Syrrx has multiple lead candidates for preclinical developments, three of which were investigated in GLP toxicology programs. In October 2004, we filed an IND for the first DPP IV inhibitor. We initiated the Phase I study in the end of October and this inhibitor is now in Phase Ib, which is when the drug is first administered to subjects suffering from the indication. We currently anticipate starting Phase II trials in April 2005. We filed an IND for a second DPP IV inhibitor in late December 2004 and a Phase I study for this second DPP IV inhibitor is scheduled to begin in April 2005. In February 2005, Takeda Pharmaceutical Company Limited announced that it entered into an agreement to acquire 100% of the equity of Syrrx. At this time, we do not know what impact, if any, this acquisition will have on the DPP IV collaboration with Syrrx.

Our Development Group

We have designed our various global services to be flexible and integrated in order to assist our clients in optimizing their research and development spending through the clinical stages of the development process. We provide a broad range of development services, either individually or as an integrated package, to meet clients’ needs.

Phase I Clinical Testing. We are one of the industry’s largest Phase I trial providers, with clinical testing services currently conducted in a 220-bed unit in Austin, Texas. To accommodate the growing demand for our Phase I services, we leased new facilities in Austin and are constructing a new 300-bed Phase I unit. We anticipate moving our Phase I operations to the new unit in April 2005. Our professional physician and nursing staff administers general Phase I safety tests, special population studies, and bioavailability and bioequivalence testing. Bioavailability and bioequivalence testing involves administration of test compounds and obtaining biological fluids sequentially over time to measure absorption, distribution, metabolism and excretion of the drug. Special population studies might involve the elderly, women or patients with specific diagnoses, such as renal failure or asymptomatic HIV. Our Austin, Texas operations also include a dental research clinic to evaluate the safety and effectiveness of new analgesic compounds in molar extraction models. We manage our Phase I services to maximize scheduling flexibility and efficiency. These services can also be integrated with our other services that we provide, such as bioanalytical, data management, pharmacokinetic and biostatistical services.

Laboratory Services. We offer the following laboratory services to the pharmaceutical and device industries:

Austin Central Lab: Austin central lab is located in our Phase I unit and supports the Phase I operations in Austin. This laboratory performs clinical chemistry assays on volunteer specimens to ensure that each subject qualifies for the study and is not adversely affected by a drug. The laboratory will be relocating with our Phase I unit in April 2005. Having our laboratory in the same facility as the volunteers speeds our response time to assess unexpected outcomes. This laboratory also serves as a central laboratory for small to medium size Phase II through IV multicenter studies.

MRL International: We provide global specialty central laboratory services for large clinical trials through our MRL laboratories in Highland Heights, Kentucky and Brussels, Belgium. Our specialty central laboratories provide highly standardized efficacy and safety testing services for pharmaceutical companies engaged in clinical drug development as well as U.S. government (National Institutes of Health) funded clinical trials. We are one of the largest specialty central laboratory providers for Phase I through IV global studies involving agents used in cholesterol, endocrine, metabolic and cardiovascular clinical research.

Bioanalytical Lab: We provide bioanalytical services through GLP-compliant laboratories in Richmond, Virginia and Middleton, Wisconsin. Our bioanalytical laboratories analyze biological fluid samples from animal and human clinical studies. The latter studies include those conducted by our Phase I unit as well as those conducted on behalf of our clients from Phase I through Phase IV for drug and metabolite content and concentration. We currently have over 1,500 validated assays available for our clients’ use in conducting laboratory analyses, qualifying us for a wide range of assignments. Our laboratories also process fluid samples for preclinical studies. Our bioanalytical methods include gas chromatography/mass spectrometry (GC/MS), liquid chromatography/mass spectrometry (LC/MS), high performance liquid chromatography (HPLC), gas chromatography (GC), radioimmunoassay (RIA) and enzyme-linked immunosorbent assay (ELISA). Support services include facilities for handling HIV-positive samples, data management for pharmacokinetic studies from multi-center trials and sample/data archiving.

GMP Lab: We provide product analysis laboratory services through our GMP-compliant laboratory in Middleton, Wisconsin. Our product analysis services include inhalation, biopharmaceutics, dissolution and stability studies. These studies are necessary to characterize dosage form release patterns and stability under various environmental conditions in the intended package for marketing. These evaluations must be carried out from preclinical testing through Phase IV and the resulting data maintained over the commercial life of a product. New formulations, as well as generics and prescription products going to over-the counter status, such that they no longer require physician prescription for consumer use, all require the same set of studies as the original dosage form.

We are one of a few full service companies able to offer our clients the advantages of bioanalytical, product analysis and specialty central laboratory services, as well as Phase I clinical testing.

Phases II through IV Clinical Trial Management. The core of our development business is a comprehensive package of services for Phases II through IV clinical trials, which together with our other services, allows us to offer our clients an integrated package of clinical management services. We have significant clinical trials experience in the areas of:

General Areas of Expertise	Specific Areas of Expertise
Analgesia	Acute and chronic pain

Cardiovascular disease	Hypertension, angina pectoris, stroke, peripheral arterial disease

Central nervous disease	Schizophrenia, depression, epilepsy, chronic pain, anxiety, obsessive-compulsive disorders, panic disorders, insomnia, multiple sclerosis

Critical care	Sepsis, ARDS (acute respiratory distress syndrome)

Dermatology	Wound healing, acne, hair loss, psoriasis

Gastroenterology	Duodenal ulcer, gastric ulcer, gastro-esophogeal reflux disease, H.pylori, nonsteroidal anti-inflammatory drug-induced ulcers, inflammatory bowel disease, irritable bowel disease

Genitourinary	Incontinence, sexual dysfunction

HIV/AIDS	Primary disease and treatment/prophylaxis of opportunistic infections

Infectious disease	Pneumonia, sinusitis, ear infections, swimmer’s ear, chronic bronchitis, urinary tract infection, skin and soft tissue infection, vaginal infections, thrush, athlete’s foot, ringworm, fungal blood infections, and childhood and adult vaccines

Metabolic/endocrine disease	Diabetes, growth hormone

Oncology	Prostate, colorectal, breast, lung and other cancers

Pulmonary/allergy	Asthma, allergic rhinitis

Rheumatology	Rheumatoid arthritis, osteoarthritis, lupus

Urology	Sexual dysfunction, urinary incontinence and overactive bladder

Virology	Herpes simplex, chronic hepatitis B, chronic hepatitis C, genital herpes, respiratory syncytial virus and influenza

Women’s health	Osteoporosis, hormone replacement therapy

We conduct clinical trials through a project team. A project manager supervises all aspects of the conduct of the clinical trial, while our clinical research associates are in the field monitoring the trial at the various investigational sites. Within this project-oriented structure, we can manage every aspect of the clinical trial in Phases II through IV of the drug development process. The services that we offer to initiate clinical trials include protocol development, case report form design, feasibility studies, investigator selection, recruitment and training, site initiation and monitoring, accelerated patient enrollment, development of training materials for investigators and training of clients’ staff.

We monitor our clinical trials in compliance with government regulations and guidelines. We have adopted global standard operating procedures intended to satisfy regulatory requirements in the United States and in many foreign countries and serve as a tool for controlling and enhancing the quality of our clinical trials. All of our standard operating procedures are in compliance with good clinical practices, or GCP, requirements and the International Conference on Harmonization, or ICH, standards. The FDA has adopted these standards in their guidance documents and, more recently, the members of the European community and Japan have codified these standards into their clinical research regulations. We compile, analyze, interpret and submit data generated during clinical trials in report form to the FDA or other relevant regulatory agencies for purposes of obtaining regulatory approval. We provide consulting on the conduct of clinical trials for simultaneous regulatory submissions to multiple countries.

We provide our clients with one or more of the following Phase II through IV clinical trial management services using parallel processing to accelerate the development process:

Study Design. We serve our clients in the critical area of study design by applying our experience in the preparation of study protocols and case report forms.

Investigator Recruitment. During clinical trials, physicians, who are also referred to as investigators, at hospitals, clinics or other locations, supervise administration of the drug to patients. We recruit investigators who contract with us to participate in clinical trials. We are continually looking for new investigator sites, particularly those that complement our primary therapeutic areas.

Study Monitoring. We provide study-monitoring services, which include investigative site initiation, patient enrollment assistance and data collection through subsequent site visits. We have monitored many clinical trials, including a number of very large studies. For example, we are engaged in a project with the National Institutes of Health, begun in 1990, which has had approximately 60 protocols open at any given time. This project has involved approximately 1,000 investigational sites and greater than 110,000 enrolled patients and has generated greater than 400 protocols and more than 6,000 pharmacy, regulatory and operational audits at the sites.

Clinical Data Management and Biostatistical Analysis. We provide clients with assistance in areas such as sample size determination, case report form design and production, database design and construction, fax-based monitoring and electronic data capture. We also provide statistical analysis and summaries, including interim and final analyses, data safety, monitoring board summaries and presentations, NDA preparation, electronic production and presentations and defense services to regulatory authorities.

Medical Writing and Regulatory Services. We provide planning services for product development, including preclinical review, consulting and clinical protocol development. These activities are complemented by report writing, program management and regulatory services designed to reduce overall development time.

Market-Development Support. We provide custom-designed market development programs for pharmaceutical, biotechnology and medical device clients. Developed with pharmaceutical and biotechnology client feedback, in 2003 we created a dedicated team of clinical, marketing and health outcomes experts to help companies with pre-launch (Phase II through III) and post-market (Phase IIIb through IV) programs to develop markets for new products and extend market value of existing products. The portfolio of services we offer in this area includes health outcomes, large-volume late stage trials, medical communications, consumer health and online marketing and education.

Applying advanced technologies and experience, we combine health outcomes, such as epidemiology, psychometrics and economics, with clinical research to measure and compare risks, benefits and economic and quality-of-life impacts of drug therapies. The resulting data is used to help demonstrate the value of the product and provide insight on needs to optimize user acceptance upon product launch. We also provide late stage trials, such as Phase IIIb through IV studies, which can produce valuable safety and efficacy data analysis and provide information for the product marketing promotion. Our medical communications services include post-market observational studies, registries and compliance and persistency programs, which can optimize real-world outcomes and indicate ways to help enhance proper use of the drug by the physician and patient. We also provide consumer health programs, which can provide product life extension through over-the-counter programs. Our online marketing and education services provide our clients with proprietary Web sites for disseminating medical information, online market research and product marketing services for a variety of clinical specialties.

Device Testing. Through our acquisition of Eminent Research Systems in 2003, we expanded our service offerings to support clinical trials for the medical device industry, especially in the cardiovascular area. Our device services include study design, regulatory consulting, global trial management, data management, biostatistics and documentation development. Using PPD GlobalView, a Web-based proprietary software product Eminent developed, we have a leading position for long-term registries of permanent implantable cardiovascular devices.

eClinical Initiatives. Our eClinical initiatives offer efficiencies, enhanced quality and improved communications with our clients. In 2004, we piloted a customized project progression and resource management tool, which helps project managers provide efficient and cost-effective study management with quality deliverables. We also implemented a new clinical trial management system, providing Web-based, real-time access to study data from anywhere in the world. We plan to expand use of this system into our Phase IV studies in 2005. We also continue to expand PPD DirectConnect™ Web portals, which are now supporting over 250 client studies with over 3,350 users across 72 pharmaceutical, biotechnology, clinical laboratory and government clients. We continue to expand our Oracle® clinical data management system, including introduction of Oracle clinical’s remote data capture, or RDC, system and a core electronic data capture, or EDC, team to leverage our EDC experience across project teams. In 2004, we expanded our use of a Web-based document management system supporting our data management, safety and clinical operations businesses. This system enables us to flexibly resource project teams worldwide.

Informatics. Our informatics division, known as CSS Informatics, delivers specialized software products and technical consulting services to support many aspects of the pharmaceutical research and development process, including drug discovery, clinical trials, regulatory review and pharmacovigilance. Our informatics clients include international and domestic pharmaceutical and biotechnology companies and government agencies, including the FDA. Our current informatics software products include:

•	PPD Patient Profiles, which streamlines patient data review and provides graphical displays of complex research data;

•	TableTrans®, which automates data transformation and integration;

•	eLoader, which streamlines and automates loading of external data into Oracle Clinical™;

•	CAVS (Computer Aided Validation System), which streamlines the test development and execution process; and

•	OC2SDS, which converts trial data to submission-ready data sets that follow standards recently adopted by the FDA.

A primary focus of our informatics division is to provide consulting services to help pharmaceutical, biotechnology and medical device companies assess and resolve clinical data management and safety system challenges, such as integrating and customizing systems, migrating clinical and safety data, providing computer systems validation services that include compliance evaluation and updating or replacing legacy systems to meet regulatory guidance. We provide expertise on the Oracle Pharmaceutical Application suite and the PhaseForward suite of products with a full range of support services including installation, training, validation, technical support and custom development.

Clients and Marketing

We provide a broad range of discovery and development services and products to help pharmaceutical, biotechnology and medical device companies develop compounds, drugs and devices, as well as the markets in which they plan to sell products that gain approval.

Client Identification and Mix

Our Development Group provides Phase I to Phase IV clinical development and market support services. We market these services in the Americas, Asia, Europe, Africa, the Middle East and the Pacific Rim. We believe that the key differentiators that help us win development business from pharmaceutical and biotechnology companies include our global infrastructure, quality-driven execution based on ongoing training, quality assurance and control practices, and cross-functional groups with dedicated therapeutic expertise. Through our medical device development group, we offer clinical trial services and regulatory expertise to device companies, including a number of the leading cardiovascular device manufacturers and pharmaceutical companies developing adjunct therapies. In addition, our market development services combine clinical, marketing and health outcomes expertise to help pharmaceutical, biotechnology and device companies develop markets for new products and extend market value for existing products. We believe that these services help our clients maximize the life cycle of their products.

For the year ended December 31, 2004, 82.9% of our Development Group’s net revenues were attributable to clinical services and 17.1% to laboratory services. From a geographic perspective, 72.5% of our Development Group’s net revenues in 2004 were derived from the United States with the remaining amount coming primarily from Europe. For additional information on our geographic distribution, see Note 17 to the Notes to Consolidated Financial Statements included elsewhere in this report.

Our Discovery Sciences Group offers services and technologies to select drug candidates for clinical evaluation. This preclinical-focused group primarily provides services to clients in the pharmaceutical and biotechnology industries. In addition, we perform research on compounds that we own or license and through our compound risk-sharing collaborative relationships. Our Discovery Sciences Group revenues have all been generated in the United States.

For the year ended December 31, 2004, total net revenue for all of our services were derived from various industries approximately as follows:

Source	Percentage of Net Revenue
Pharmaceutical	65.2%
Biotechnology and other	32.3%
Government	2.5%

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

Concentration of business among large customers is not uncommon in our industry. We believe that our diverse client mix, in which no single client in 2004 accounted for more than 10% of our net revenues, limits our exposure to significant risks associated with industry consolidation and major product cancellations. However, we have experienced higher concentration in the past and might experience it in the future. Approximately 36% of our 2004 net revenues were derived from clients headquartered outside the United States, in particular in Europe and Japan. Approximately 27.6% of our 2004 net revenues were generated from services provided by our employees located in countries outside the United States. See Note 17 to the Notes to Consolidated Financial Statements included elsewhere in this report for the breakdown of this revenue.

Marketing Strategy

With a primary focus on large pharmaceutical companies, we promote our discovery services through a dedicated sales team, localized scientist-to-scientist communications and our centralized corporate marketing efforts. In addition, we believe that much of the preclinical oncology work we gain is derived from positive word-of-mouth communications in the industry.

For our development services and products other than informatics and specialty central lab services, we use centralized corporate marketing to support the efforts of dedicated business development staff calling on pharmaceutical, biotechnology and device companies. Our sales teams focus on client segments and service areas. In addition, while the service area representatives call on particular buying groups within a given pharmaceutical client, sales account managers are responsible for coordinating outsourcing across our service areas for each client. To further facilitate cross-functional sales, worldwide business development staff for development services and products across our company report to the same executive. The informatics division uses technology expert communications and localized marketing efforts, and our specialty central lab division applies core operation staff communicating with potential clients and networking.

The top 25 publicly traded pharmaceutical companies ranked by research and development expenses in 2003 accounted for 87% of research and development spending in 2003, so we concentrate on these companies. The top 50 publicly traded biotechnology companies accounted for almost 91% of the biotechnology research and development expenditures in 2003. To appropriately focus our sales and marketing efforts among biotechnology companies, we consider additional factors such as the stage of a drug’s development and the financial stability of a company’s business.

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

Our core global marketing and corporate communications activities are primarily Web-based. Our initiatives include online advertising and directory listings on predominant industry Web sources; interactive Web-based education and information programs, including Web conferences and Webcasts; direct e-mail campaigns and electronic newsletters. In late 2004, working with client, media and analyst feedback, we evolved our Web site for improved navigation and use and added new search optimization tools to help drive traffic to the site. In addition, we integrate client presentations and sales materials, global speakers’ bureau, media relations, corporate materials and marketing at professional trade shows to reinforce key messages and selling points. We encourage and sponsor the participation of our personnel in a variety of professional endeavors, including the presentation of papers at national and international professional trade meetings and the publication of scientific articles in medical and pharmaceutical journals. Through these presentations, publications and additional promotion via our corporate Web site, we seek to advance and promote our reputation for professional excellence.

Backlog

Our backlog consists of anticipated net revenue from letters of intent, verbal commitments and contracts that either have not started but are anticipated to begin in the near future, or are in process and have not been completed. Amounts included in backlog represent future revenue and exclude revenue that has been recognized previously in our statement of operations. Net revenue is defined as professional fee income, or gross revenue, less fees and associated reimbursements. Once contracted work begins, net revenue is recognized over the life of the contract. Our backlog was $1.29 billion in net revenues at December 31, 2004, compared to $1.12 billion in net revenues at December 31, 2003.

We believe that our backlog as of any date is not necessarily a meaningful predictor of future results because backlog can be affected by a number of factors, including the size and duration of contracts, many of which are performed over several years, and the labor increases and decreases that occur at the beginning and end of each study. Additionally, contracts relating to our clinical development business generally are subject to early termination by the client, and clinical trials can be delayed or canceled for many reasons, including unexpected test results. Also, the scope of a contract can change significantly during the course of a study. If the scope of a contract is revised, the adjustment to backlog occurs when the revised scope is finalized. For these reasons, we might not fully realize our entire backlog as net revenue.

Intellectual Property

We believe that patents, trademarks, copyrights and other proprietary rights are important to our business. We also rely on trade secrets, know-how, continuing technological innovations and licensing opportunities to develop and maintain our competitive position.

We actively seek patent protection both in the United States and abroad. As of December 31, 2004, we owned or co-owned 11 issued U.S. patents and 23 pending U.S. patent applications. Our issued U.S. patents primarily relate to our proprietary anti-tumor compounds, dapoxetine compound and methods of use, and HIV drug target gene sequences. Our pending U.S. patent applications primarily relate to proprietary genomic and genetic information, chemical compounds, clinical development business methods and software. We have filed or plan to file applications in other countries corresponding to most of our U.S. applications. As of December 31, 2004, we had eight granted and 52 pending foreign filings, including eight pending Patent Cooperation Treaty, or PCT, filings.

We also have obtained licenses to other patents from academic institutions and pharmaceutical companies. As of December 31, 2004, we had exclusive license rights to seven issued U.S. patents and 54 pending U.S. patent applications, as well as corresponding foreign filings.

Pursuant to the terms of the Uruguay Round Agreements Act, patents issued from applications filed on or after June 8, 1995, have a term of 20 years from the date of filing, irrespective of how long it takes for the patent to issue. Because patent applications in the pharmaceutical industry often take a long time to issue, this method of patent term calculation can result in a shorter period of patent protection afforded to us compared to the prior method of term calculation (17 years from the date of issue). Under the Drug Price Competition and Patent Term Restoration Act of 1984 and the Generic Animal Drug and Patent Term Restoration Act of 1988, a patent that claims a product, use or method of manufacture covering drugs may be extended for up to five years to compensate the patent holder for a portion of the time required for FDA review. However, we might not be able to take advantage of the patent term extension provisions of this law.

In addition, we rely on trade secrets and continuing technological innovation, which we try to protect with reasonable business procedures for maintaining trade secrets, including confidentiality agreements with our collaborators, employees and consultants. We also have numerous trademark registration applications pending in the United States and other jurisdictions throughout the world.

Employees

At December 31, 2004, we employed approximately 6,600 professionals, of whom approximately 6,150 were in the Development Group, approximately 50 were in the Discovery Sciences Group and the remainder served in corporate operations functions. Of our staff, approximately 550 hold Ph.D., M.D., Pharm.D. or D.V.M. degrees and approximately 925 hold other masters or other postgraduate degrees. None of our employees are subject to a collective bargaining agreement. We believe that our relations with our employees are good.

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

Competition

The drug and medical device development outsourcing industry consists of hundreds of smaller, limited-service providers and a number of full-service global development companies. The industry continues to experience consolidation and, in recent years, a group of large, full-service competitors has emerged. In 2004, consolidation continued with the merger of PharmaNet, Inc. into SFBC International, Inc. and the merger of Inveresk Research Group, Inc. into Charles River Laboratories International, Inc. In addition, PRA International, Inc. completed an initial public offering in 2004. This trend of industry consolidation, along with other changes and the emergence of new entrants, continues to generate intense competition for clients and acquisition candidates. Additional business combinations by competitors or clients could have a significant impact on the competitive landscape of the drug development outsourcing industry.

Our Development Group and Discovery Sciences Group compete principally on the basis of reputation, scientific and technical expertise, experience and qualifications of professional staff, and the ability to deliver timely, high quality services and products to our clients. In addition to competing with a number of other global, full-service companies, our Development Group also competes against some medium-sized companies, in-house research and development departments of pharmaceutical and biotechnology companies, as well as universities and teaching hospitals. Newer, smaller entities with specialty focuses, such as those aligned to a specific disease or therapeutic area, compete aggressively against larger companies for clients. Increased competition might lead to price and other forms of competition that could adversely affect our operating results.

Providers of outsourced drug and medical device development services and products compete on the basis of a number of factors, including reputation for on-time quality performance, expertise and experience in specific therapeutic areas, scope of service offerings, price, strengths in various geographic markets, technological expertise and systems, data management capabilities for time savings with data integrity, ability to acquire, process, analyze and report data in a time-saving accurate manner, ability to manage large-scale clinical trials both domestically and internationally and expertise and experience in healthcare economics. Although there can be no assurance that we will continue to do so, we believe that we compete favorably in these areas.

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

For specialty areas such as drug information and medical communications, informatics, analytical laboratory services and specialty central laboratory services, our Development Group competes in a market that has a myriad of niche providers. For the most part, these niche providers offer specialty services and products with a focus on a specific geographic region, a particular service or function and/or a specific stage or phase of drug development. By contrast, we provide our services on a global basis across functional areas.

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

Prior to commencing human clinical trials in the United States, a company developing a new drug must file an IND with the FDA. The IND must include information about animal toxicity and distribution studies, manufacturing and control data, stability data and a detailed plan, or study protocol, for the proposed clinical trial of the drug or biologic in humans. If the FDA does not object within 30 days after the IND is filed, human clinical trials may begin. The study protocol must be reviewed and approved by the institutional review board, or IRB, in each institution in which a study is conducted and the IRB may impose additional requirements on the way in which the study is conducted in its institution.

Human trials usually start on a small scale to assess safety and then expand to larger trials to test efficacy along with safety in the target population. The trials are generally conducted in three phases, which sometimes overlap, although the FDA may require a fourth phase as a condition of approval. After the successful completion of the first three clinical phases, a company requests approval for marketing its product by submitting a NDA. The NDA is a comprehensive, multi-volume filing that includes, among other things, the results of all preclinical and clinical studies, information about how the product will be manufactured and tested, additional stability data and proposed labeling. The FDA’s review can last from six months to many years, with the average review lasting 14 months. Once the NDA is approved, the product may be marketed in the United States subject to any conditions imposed by the FDA.

Laboratories such as ours that provide information included in IND applications and NDAs must conform to regulatory requirements that are designed to ensure the quality and integrity of the testing process. For example, our bioanalytical laboratories in Richmond, Virginia, and Middleton, Wisconsin, follow the FDA’s GLP regulations. These regulations have also been adopted by the Ministry of Health in the United Kingdom and by similar regulatory authorities in other countries. Our product analysis lab in Middleton, Wisconsin, follows the FDA’s cGMP regulations. Both GLP and cGMP regulations require standardization procedures for all equipment, processes and analytical tests, for recording and reporting data, and for retaining appropriate records. To help ensure compliance with these regulations, we have established quality assurance at our laboratory facilities to audit test data and conduct regular inspections of testing procedures and our laboratory facilities.

In addition, laboratories that analyze human blood or other biological samples for the diagnosis and treatment of study subjects must comply with the Clinical Laboratory Improvement Act, or CLIA. CLIA requires laboratories to meet staffing, proficiency and quality standards. The laboratory in our Austin, Texas, facility and our specialty central laboratory located in Kentucky are CLIA-certified. Both of these laboratories and our specialty central clinical laboratory in Europe are accredited by the College of American Pathologists.

The industry standard for the conduct of clinical research is embodied in the FDA’s regulations for IRBs, investigators and sponsor/monitors, which collectively are termed the good clinical practices, or GCP, by industry, and the GCP guidelines issued by ICH, which have been agreed upon by industry and regulatory representatives from the United States, European Union and Japan. Our global standard operating procedures are written in accordance with all FDA and ICH requirements. This enables our work to be conducted locally, regionally and globally to standards that meet all currently applicable regulatory requirements.

In the past several years, both the United States and foreign governments have become more concerned about the disclosure of confidential personal data. The European Union, or EU, prohibits the disclosure of personal confidential information, including medical information, to any entity that does not comply with certain security safeguards. Companies in the United States can satisfy these requirements by filing for safe harbor status according to a self-certification procedure agreed to by the EU and the United States. We have registered for and obtained safe harbor status.

The Department of Health and Human Services has promulgated final regulations under the Health Insurance Portability and Accountability Act of 1996, or HIPAA, which governs the disclosure of confidential medical information in the United States. The Privacy Rule, which governs disclosure of confidential information, was effective beginning April 14, 2001, and all companies subject to the Privacy Rule were required to comply with its provisions on or before April 14, 2003. We have had a global privacy policy in place since January 2001, which includes a designated privacy officer, and we believe that we comply with the current EU and HIPAA requirements. Nevertheless, we will continue to monitor our compliance with these regulations and will take appropriate steps to ensure compliance with these and other privacy regulations.

We are also subject to regulations enforced by the following agencies:

•	Occupational Safety and Health Administration,

•	Nuclear Regulatory Commission,

•	Environmental Protection Agency,

•	Department of Transportation,

•	International Civil Aviation Organization,

•	Drug Enforcement Administration, and

•	other related international, federal, state and local regulations that govern the use, handling, disposal, packaging, shipment, and receipt of: certain drugs or unknown compounds, chemicals and chemical waste, toxic substances, bloodborne pathogens and bloodborne pathogen waste; and radioactive materials and radioactive waste.

In order to comply with these regulations, we have provided procedures, necessary equipment, and ongoing training for our employees involved in these activities. To date, we have had no citations or fines from the above agencies.

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

Industry trends and economic factors that affect our clients and collaboration partners, pharmaceutical, biotechnology and medical device companies, also affect our business. For example, the practice of many companies in these industries has been to hire companies like us to conduct large development projects. If these industries reduce their tendency to outsource those projects, our operations, financial condition and growth rate could be materially and adversely affected. In the past several years, mergers and other factors in the pharmaceutical industry appear to have slowed decision-making by pharmaceutical companies and delayed drug development projects. Continuation or increases in these trends could have an adverse effect on our business. In addition, numerous governments have undertaken efforts to control growing healthcare costs through legislation, regulation and voluntary agreements with medical care providers and pharmaceutical companies. If future regulatory cost-containment efforts limit the profits that can be derived on new drugs, our customers might reduce their drug discovery and development spending, which could reduce our revenue.

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

The majority of our customers’ contracts can be terminated upon short notice.

Most of our contracts for discovery and development services are terminable by the client upon 30 to 90 days’ notice. Clients terminate or delay their contracts for a variety of reasons, including but not limited to:

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

Healthcare Providers

Our ability to maintain, expand or renew existing business with our customers and to get business from new customers, particularly in the drug development sector, depends on our ability to hire and retain healthcare providers with the skills necessary to keep pace with continuing changes in drug development technologies. Competition for experienced healthcare providers is intense. We compete with pharmaceutical and biotechnology companies, including our customers and collaborators, other contract research companies and academic and research institutions, to recruit healthcare providers.

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

The biotechnology, pharmaceutical and medical device industries generally and drug discovery and development more specifically are subject to increasingly rapid technological changes, such as the genomics revolution. Our competitors or others might develop technologies, services or products that are more effective or commercially attractive than our current or future technologies, services or products, or that render our technologies, services or products less competitive or obsolete. If competitors introduce superior technologies, services or products and we cannot make enhancements to ours to remain competitive, our competitive position, and in turn our business, revenues and financial condition, would be materially and adversely affected.

Any failure by us to comply with existing regulations would harm our reputation and operating results.

Any failure on our part to comply with existing regulations could result in the termination of ongoing research or the disqualification of data for submission to regulatory authorities. This would harm our reputation, our prospects for future work and our operating results. For example, if we were to fail to verify that informed consent is obtained from patient participants in connection with a particular clinical trial, the data collected from that trial could be disqualified and we might be required to redo the trial at no further cost to our customer, but at a substantial cost to us. Furthermore, the issuance of a notice from the FDA based on a finding of a material violation by us of good clinical practice, good laboratory practice or good manufacturing practice requirements would materially and adversely affect us.

Proposed and future legislation or regulations might increase the cost of our business or limit our service or product offerings.

Federal or state authorities might adopt healthcare legislation or regulations that are more burdensome than existing regulations. For example, recent product safety concerns and the creation of the Drug Safety Oversight Board could change the FDA product approval procedures. These changes in regulation could increase our expenses or limit our ability to offer some of our services or products. For example, the confidentiality of patient-specific information and the circumstances under which it may be released for inclusion in our databases or used in other aspects of our business are subject to substantial government regulation. Additional legislation or regulation governing the possession, use and dissemination of medical record information and other personal health information might require us to implement new security measures that require substantial expenditures or limit our ability to offer some of our services and products. These regulations might also increase costs by creating new privacy requirements for our informatics business and mandating additional privacy procedures for our clinical research business.

We might lose business opportunities as a result of healthcare reform.

Numerous governments have undertaken efforts to control growing healthcare costs through legislation, regulation and voluntary agreements with healthcare providers and drug companies. Healthcare reform could reduce demand for our services and products, including potential drug candidates that are being developed by us or with others under our risk-sharing agreements, and, as a result, our revenue. In the last several years, the United States Congress has reviewed several comprehensive health care reform proposals. The proposals are intended to expand healthcare coverage for the uninsured and reduce the growth of total healthcare expenditures. The United States Congress has also considered and may adopt legislation that could have the effect of putting downward pressure on the prices that pharmaceutical and biotechnology companies can charge for prescription drugs. Any such legislation could cause our discovery and development customers to spend less on research and development. If this were to occur, we would have fewer business opportunities for our development and discovery service business, which could reduce our earnings, and the development of particular compounds might be discontinued. Similarly, pending or future healthcare reform proposals outside the United States could negatively impact our revenues from our international operations.

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

We anticipate that a portion of any future growth of our business might be accomplished by acquiring existing businesses, products or technologies. The success of any acquisition will depend upon, among other things, our ability to integrate acquired personnel, operations, products and technologies into our organization effectively, to retain and motivate key personnel of acquired businesses and to retain their customers. In addition, we might not be able to identify suitable acquisition opportunities or obtain any necessary financing on acceptable terms. We might also spend time and money investigating and negotiating with potential acquisition or investment targets, but not complete the transaction. Any future acquisition could involve other risks, including the assumption of additional liabilities and expenses, issuances of potentially dilutive equity securities or interest-bearing debt, transaction costs, reduction in our stock price as a result of any of these or because of market reaction to a transaction, and diversion of management’s attention from other business concerns.

We have made and plan to continue to make investments in other companies. In many cases, there is no public market for the securities of these companies and we might not be able to sell these securities on terms acceptable to us, if at all. In addition, if these companies encounter financial difficulties, we might lose all or part of our investment. For example, in 2003 and 2004 we recorded impairments of equity investments, net, totaling $10.1 million and $2.0 million, respectively, to write down the carrying value of our investments for other than temporary declines in value. See Note 6 to the Notes to Consolidated Financial Statements included elsewhere in this report for a more detailed discussion of these impairments.

The fixed price nature of our development contracts could hurt our operating results.

The majority of our contracts for the provision of development services are at fixed prices. As a result, variations in the timing and progress of large contracts can materially affect results. In addition, we bear the risk of cost overruns unless the scope of activity is revised from the contract specifications and we are able to negotiate a contract modification with the customer shifting the cost overrun to the customer. If we fail to adequately price our contracts, or if we experience significant cost overruns, our operating results could be materially adversely affected. In the past, we have had to commit unanticipated resources to complete projects, resulting in lower gross margins on those projects. We might experience similar situations in the future, which would have a material adverse impact on our operating results.

Our business exposes us to potential liability for personal injury claims that could affect our financial condition.

Our business involves the testing of new drugs and medical devices on human volunteers and, if marketing approval is received for any of our drug candidates, their use by patients. This exposes us to the risk of liability for personal injury or death to patients resulting from, among other things, possible unforeseen adverse side effects or improper administration of a drug or device. Many of these volunteers and patients are already seriously ill and are at risk of further illness or death. We could be materially and adversely affected if we were required to pay damages or incur defense costs in connection with a claim that is outside the scope of indemnification agreements we have with clients and collaborative partners, if any indemnification agreement is not performed in accordance with its terms or if our liability exceeds the amount of any applicable insurance. We might also not be able to get adequate insurance for these risks at reasonable rates in the future.

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

The clinical research studies we run in our Development Group rely upon the ready accessibility and willing participation of physician investigators and volunteer subjects. Investigators are typically located at hospitals, clinics or other sites and supervise administration of the study drug to patients during the course of a clinical trial. Volunteer subjects generally include people from the communities in which the studies are conducted, including our Phase I clinic in Austin, Texas, which to date has provided a substantial pool of potential subjects for research studies. Our clinical research development business could be adversely affected if we were unable to attract suitable and willing investigators or volunteers on a consistent basis.

Our business is subject to international economic, currency, political and other risks that could negatively affect our revenue and results of operations.

Because we provide our discovery and development services worldwide, our business is subject to risks associated with doing business internationally. Our revenue from our non-U.S. operations represented approximately 27.6% of our total revenues for the year ended December 31, 2004. We anticipate that revenue from international operations will grow in the future. Accordingly, our future results could be harmed by a variety of factors, including:

•	changes in foreign currency exchange rates, which could result in foreign currency losses;

•	changes in a specific country’s or region’s political or economic conditions,

•	potential negative consequences from changes in tax laws affecting our ability to expatriate profits;

•	difficulty in staffing and managing widespread operations, including risks of violations of local laws or the U.S. Foreign Corrupt Practices Act by employees overseas; and

•	unfavorable labor regulations, including specifically those applicable to our European operations.

For example, in 2004 our operating income was negatively impacted by approximately $4.9 million, net, due to the effect of the weakening of the U.S. dollar relative to the euro, British pound and Brazilian real. Although we attempt to manage this risk through provisions in our contracts with our customers and other methods, including foreign currency hedging contracts, we might not be able to eliminate or manage these risks and our operating income could be materially and adversely affected by a further decline in the value of the U.S. dollar.

Our inability to adequately protect our intellectual property rights could hurt our business.

Our success will depend in part on our ability to protect the proprietary software, compositions, processes and other technologies we develop during the drug development process. In addition, one of our business strategies is to in-license and/or out-license rights to drug candidates and enter into collaborations with pharmaceutical and biotechnology companies for the development of drug candidates. Any inability to protect our intellectual property rights could materially and adversely affect our business.

Any patents that we own or license might not provide valuable protection in the future for the covered technology or products. Our patent applications might never result in the issuance of a patent. Competitors might develop similar products or methods that are not covered by our issued patent claims. In addition, an issued patent might be narrowed or invalidated by a court upon challenge. The value of an issued patent could also be diminished if a patent is issued to a competitor that blocks our ability to use our patented technology. If blocked, we might be forced to stop using some or all of the technology or to license technology from third parties on unfavorable terms.

In addition to patent protection, we also rely on copyright, trademark and trade secret protection. In an effort to maintain the confidentiality and ownership of our intellectual property, we require our employees, consultants and advisors to execute confidentiality and proprietary information agreements. These agreements and other procedures, however, might not provide us with adequate protection against improper use or disclosure of confidential information. Also, there might not be adequate remedies in the event of unauthorized use or disclosure. Furthermore, from time to time we hire scientific personnel formerly employed by other companies involved in one or more areas similar to the activities we conduct. In some situations, our confidentiality and proprietary information agreements might conflict with, or be subject to, the rights of third parties with whom our employees, consultants or advisors have prior employment or consulting relationships. Although we require our employees and consultants to maintain the confidentiality of all confidential information of previous employers, both the company and these individuals might be subject to allegations of trade secret misappropriation or other similar claims as a result of their prior affiliations. Finally, others might independently develop substantially equivalent proprietary information or otherwise gain access to our trade secrets. Our failure to protect our proprietary information and techniques might inhibit or limit our ability to exclude competitors from the market and to execute our business strategies.

The drug discovery and development industry has a history of patent and other intellectual property litigation, and we might be involved in costly intellectual property lawsuits.

The drug discovery and development industry has a history of patent and other intellectual property litigation and these lawsuits will likely continue. Because we provide many different services and products in this industry and have rights to compounds, we face potential patent infringement suits by companies that have patents for similar products and methods used in business or other suits alleging infringement of their intellectual property rights. In addition to the possibility of having to defend an infringement claim asserted against us, in order to protect or enforce our intellectual property rights, we might have to initiate legal proceedings against third parties. Legal proceedings relating to intellectual property could be expensive, take significant time and divert management’s attention from other business concerns, whether we win or lose. The cost of this kind of litigation could affect our profitability. Further, if we do not prevail in an infringement lawsuit brought against us, we might have to pay substantial damages, including treble damages, and we could be required to stop the infringing activity or obtain a license to use technology on unfavorable terms.

We have only limited experience in the drug discovery business, and our prospects for success in this business remain uncertain and are dependent on third parties with whom we collaborate.

It takes many years for a drug discovery business like ours to generate revenue and income. We established our drug discovery group in 1997 and have only limited experience with these activities and might not be successful in our drug discovery efforts. Generating revenue and income from our drug discovery business will depend on our ability to:

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

Since 1997, we have entered into collaborative agreements to develop and commercialize drugs with others. Our ability to succeed in our drug discovery business will depend on successfully executing existing and any new arrangements we enter into for the development and commercialization of a drug candidate. The third parties that we collaborate with might not perform their obligations as expected or they might breach or terminate their agreements with us or otherwise fail to conduct their collaborative activities successfully and in a timely manner. Further, parties collaborating with us might elect not to develop the product candidates or not to devote sufficient resources to the development, manufacture, marketing or sale of these product candidates. If the parties to our collaborative agreements do not fulfill their obligations, elect not to develop a candidate or fail to devote sufficient resources to it, we could be materially and adversely affected.

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

The development and commercialization of pharmaceutical products are subject to extensive governmental regulation in the United States and foreign countries. Government approvals are required to develop, market and sell the potential drug candidates we are developing alone or with others under our risk-sharing arrangements. Obtaining government approval to develop, market and sell drug candidates is time-consuming and expensive, and the clinical trial results for a particular drug candidate might not satisfy required government approvals. In addition, governmental approvals might not be received in a timely manner, if at all, and we and our collaborative partners might not be able to meet other regulatory requirements for our products. Even if we are successful in obtaining all required approvals to market and sell a drug candidate, post-marketing requirements and the failure to comply with other regulations could result in suspension or limitation of government approvals.

In connection with drug discovery activities outside the United States, we and our collaborators will be subject to foreign regulatory requirements governing the testing, approval, manufacture, labeling, marketing and sale of pharmaceutical products. These requirements vary from country to country. Even if approval has been obtained for a product in the United States, approvals in foreign countries must be obtained prior to marketing the product in those countries. The approval process in foreign countries may be more or less rigorous from country to country and the time required for approval may be longer or shorter than that required in the United States. Clinical studies conducted outside of any particular country may not be accepted by that country and the approval of a pharmaceutical product in one country does not assure that the product will be approved in another country.

We might incur substantial expense to develop products that are never successfully developed and commercialized.

We have incurred and expect to continue to incur substantial research and development and other expenses in connection with our compound partnering agreements. We anticipate that these expenses will exceed our prior research and development expenses, with the possible exception of our $65.0 million payment to Eli Lilly and Company in 2003. The potential drug candidates to which we devote resources might never be successfully developed or commercialized by us or our collaborative partners for numerous reasons, including:

•	preclinical and clinical trial results;

•	delays in manufacturing, or the inability to manufacture product for use in clinical trials or for sale following regulatory approval, if any;

•	competitive products with superior safety and efficacy profiles;

•	patent conflicts or unenforceable intellectual property rights;

•	failures or delays in obtaining regulatory approvals;

•	demand for the particular product; and

•	other factors that could make the product uneconomical.

Incurring significant expenses for a potential drug candidate that is not successfully developed and/or commercialized, could have a material adverse effect on our business, financial condition, results of operations and prospects, because we would not receive the anticipated milestone, royalty or other payments and rights.

Our operations might be affected by the occurrence of a natural disaster or other catastrophic event.

We depend on our customers, investigators, collaboration partners, our own laboratories and other facilities for the continued operation of our business. Although we have contingency plans in effect for natural disasters or other catastrophic events, these events, including terrorist attacks and natural disasters, such as hurricanes or ice storms, could still disrupt our operations or those of our customers, investigators and collaboration partners, which would also affect us. Even though we carry business interruption insurance policies and typically have provisions in our contracts that protect us in certain events, we might suffer losses as a result of business interruptions that exceed the coverage available under our insurance policies or for which we do not have coverage. Any natural disaster or catastrophic event affecting us or our customers, investigators or collaboration partners could have a significant negative impact on our operations.

Our development operations might be affected if there was a disruption to the air travel system.

Our specialty central laboratories and some of our other discovery and development services rely heavily on air travel for transport of clinical trial kits and other materials and people and disruption to the air travel system could have a material adverse effect on our development business. While we have developed contingency plans for a variety of events that could disrupt or limit available air transportation, these plans might not be effective or sufficient to avert such a material adverse effect.

Because our stock price is volatile, our stock price could experience substantial declines.

The market price of our common stock has historically experienced and might continue to experience volatility. Our quarterly operating results, changes in general conditions in the economy or the financial markets and other developments affecting us or our competitors could cause the market price of our common stock to fluctuate substantially. In addition, in recent years, the stock market has experienced significant price and volume fluctuations. The stock market, and in particular pharmaceutical and biotechnology companies, has also experienced significant decreases in value in the past. This volatility and market decline have affected the market prices of securities issued by many companies, often for reasons unrelated to their operating performance, and might adversely affect the price of our common stock.

Item 2. Properties

As of February 15, 2005, we had 61 offices located in 28 countries on six continents. All locations relate to our Development Group, and the Morrisville, North Carolina and Menlo Park, California locations also house our Discovery Sciences Group. Our principal executive offices are located in Wilmington, North Carolina. We own and operate four facilities, including a building in Leicester, England, a building in Kersewell, Scotland, a laboratory building in Brussels, Belgium and a building in Durham, North Carolina. We lease all our other facilities. We also own land in Wilmington, North Carolina where we plan to construct a new corporate headquarters facility we intend to occupy in late 2006. We believe that our facilities are adequate for our operations and that suitable additional space will be available when needed. The locations, approximate square footage and lease expiration dates of our operating facilities comprising more than 10,000 square feet as of February 15, 2005 were as follows:

Location	Approximate Square Footage	Lease Expiration Dates
Austin, Texas	311,000	4/18/05 - 12/31/14
Morrisville, North Carolina	250,000	8/31/09 - 1/23/15
Wilmington, North Carolina	217,000	11/30/06 - 8/31/09
Middleton, Wisconsin	140,000	7/31/10 - 11/30/11
Menlo Park, California	88,000	6/1/12
Richmond, Virginia	79,000	8/31/09 - 8/31/14
Highland Heights, Kentucky	72,000	12/31/14
Granta Park, United Kingdom	48,000	6/25/19
Blue Bell, Pennsylvania	43,000	8/31/10
Sao Paulo, Brazil	32,000	9/5/05 – 9/5/15
Brussels, Belgium	28,000	9/30/08
San Diego, California	28,000	3/31/10
Munich, Germany	20,000	11/30/08
Madrid, Spain	17,000	8/01/07
Maisons Alfort, France	17,000	11/09/10
Hamilton, New Jersey	16,000	5/31/07
Columbia, Maryland	15,000	7/31/08
Milan, Italy	12,000	3/31/06
New Hope, Minnesota	12,000	6/30/05
Warsaw, Poland	12,000	9/30/07
Karlsruhe, Germany	11,000	1/15/14
Johannesburg, South Africa	11,000	1/31/06

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

Item 4. Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2004.

Executive Officers

The following table contains information concerning our executive officers as of February 15, 2005:

Name	Age	Position(s)
Fredric N. Eshelman., Pharm.D.	56	Vice Chairman, Chief Executive Officer
Fred B. Davenport, Jr.	53	President, Assistant Secretary
Paul S. Covington, M.D.	48	Executive Vice President – Development
Linda Baddour	46	Chief Financial Officer, Treasurer, Assistant Secretary
Colin Shannon	45	Executive Vice President – Global Clinical Operations
Francis J. Casieri	62	Senior Vice President – Global Business Development

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

Fred B. Davenport, Jr. is our President and Assistant Secretary. Mr. Davenport joined us as General Counsel in December 1996. In January 2001, Mr. Davenport was promoted to Executive Vice President and to President in January 2002. Prior to his employment by us, Mr. Davenport was a partner in the Wilmington, North Carolina law firm of Murchison, Taylor, and Gibson, L.L.P., which he joined in 1977. Mr. Davenport was also a member of the faculty of the University of North Carolina at Wilmington’s Cameron School of Business Administration from 1982 to 1991.

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

Linda Baddour is our Chief Financial Officer, Treasurer, and Assistant Secretary. Ms. Baddour joined us in December 1995. Ms. Baddour was promoted to Chief Accounting Officer in 1997 and to Chief Financial Officer in 2002. Prior to her employment by us, Ms. Baddour was the Controller for Cooperative Bank from 1980 to 1995. Ms. Baddour is a Certified Public Accountant.

Colin Shannon is our Executive Vice President – Global Clinical Operations. Mr. Shannon joined us in 1995. He has served in numerous management positions, including Chief Operating Officer, Europe and Chief Financial and Administration Officer, Europe. Prior to his employment by us, Mr. Shannon spent more than 15 years in a variety of financial and accounting positions in the utility and multimedia industries.

Francis J. Casieri is our Senior Vice President – Global Business Development. Mr. Casieri has served as our Senior Vice President – Global Business Development since August 2004. Mr. Casieri also served in this same role from January 2000 to April 2002. Mr. Casieri rejoined us in September 2003 as General Manager – Account Management following a year and a half sabbatical.

PART II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded under the symbol “PPDI” and is quoted on the Nasdaq National Market System. The following table sets forth the high and low prices for shares of our common stock, as reported by the National Association of Securities Dealers, Inc., for the periods indicated. These prices are based on quotations between dealers, which do not reflect retail mark-up, mark-down or commissions.

	2003		2004
	High	Low	High	Low
First Quarter	$32.24	$21.76	$31.88	$26.73
Second Quarter	$30.55	$23.96	$33.34	$27.40
Third Quarter	$29.40	$22.30	$37.19	$29.54
Fourth Quarter	$31.41	$23.76	$44.13	$35.42

As of February 15, 2005, there were approximately 30,600 holders of our common stock.

We have never declared or paid any cash dividends as a public company. Furthermore, we have no plans to pay cash dividends to our shareholders and, for the foreseeable future, intend to retain all of our earnings for use in continuing to develop our business. The declaration of dividends is within the discretion of our Board of Directors and is dependent upon our earnings, financial condition and capital requirements, as well as any other factors deemed relevant by the Board of Directors.

Item 6. Selected Financial Data

The following table represents selected historical consolidated financial data. The statement of operations data for the years ended December 31, 2002, 2003 and 2004 and balance sheet data at December 31, 2003 and 2004 are derived from our audited consolidated financial statements included elsewhere in this report. The statement of operations data for the year ended December 31, 2000 and 2001, and the balance sheet data at December 31, 2000, 2001 and 2002 are derived from audited consolidated financial statements not included in this report. The historical results are not necessarily indicative of the operating results to be expected in the future. The selected financial data should be read together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and notes to the financial statements included elsewhere in this report.

Consolidated Statement of Operations Data (in thousands, except per share data):

	Year Ended December 31,
	2000	2001	2002 (1)	2003 (1)	2004
Net revenues	$372,650	$460,633	$608,657	$726,983	$841,256

Operating expenses (2)	329,103	388,041	500,212	651,963	690,704
Gain on sale of assets (3)	—	—	—	(5,738)	(82)
Restructuring charges (4)	—	—	—	1,917	2,619

	329,103	388,041	500,212	648,142	693,241

Income from operations	43,547	72,592	108,445	78,841	148,015
Impairment of equity investments, net (5)	—	—	(33,787)	(10,078)	(2,000)
Other income, net	7,284	5,414	3,989	2,482	3,830

Income before provision for income taxes	50,831	78,006	78,647	71,245	149,845
Provision for income taxes	18,521	28,747	38,645	24,935	50,957

Income before equity in net loss of investee	32,310	49,259	40,002	46,310	98,888
Equity in net loss of investee, net of income taxes	—	92	105	—	—

Net income	$32,310	$49,167	$39,897	$46,310	$98,888

Net income per common share:
Basic	$0.65	$0.95	$0.73	$0.83	$1.75

Diluted	$0.64	$0.94	$0.72	$0.82	$1.74

Weighted average number of common shares outstanding:
Basic	49,930	51,689	54,710	55,774	56,348
Dilutive effect of stock options	424	805	633	512	556

Diluted	50,354	52,494	55,343	56,286	56,904

Consolidated Balance Sheet Data (in thousands):

	As of December 31,
	2000	2001	2002	2003	2004
Cash and cash equivalents and short-term investments	$76,411	$143,173	$181,224	$110,102	$249,368
Working capital (6)	106,903	152,829	187,696	156,602	257,103
Total assets	344,915	465,400	692,120	779,181	975,201
Long-term debt and capital lease obligations, including current portion	1,967	3,074	8,406	7,662	6,970
Shareholders’ equity	233,943	302,635	440,337	512,521	635,310

(1)	For 2002 and 2003, results of operations for acquisitions which occurred during the year are included in our consolidated results of operations as of and since the effective date of the acquisitions. For further details, see Note 2 to Notes to Consolidated Financial Statements.
(2)	For 2003, operating expenses include a $65.0 million cash payment to Eli Lilly & Company to acquire Lilly’s rights to dapoxetine.
(3)	For 2003, gain on sale of assets related to the restructuring of our Discovery Sciences Group. For further details, see Note 1 to Notes to Consolidated Financial Statements.
(4)	For 2003 and 2004, restructuring charges related to the restructuring of our Discovery Sciences Group. For further details, see Note 1 to Notes to Consolidated Financial Statements.
(5)	For 2002, 2003 and 2004, impairment of equity investments, net includes charges to earnings for other than temporary declines in the fair market value of our investment. For further details, see Note 6 to Notes to Consolidated Financial Statements.
(6)	Working capital equals current assets minus current liabilities.

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

Executive Overview

Because our revenues are dependent on a relatively small number of industries and clients, we closely monitor the market for our services. For a discussion of the trends affecting our market, see “Item 1. Business—Trends Affecting the Drug Discovery and Development Industry”. Our new business authorizations for the first two quarters of 2003 were lower than we expected. In response, we refocused our business development and operational efforts to increase new business authorizations. We believe that those efforts, together with a stronger market for CRO services in the second half of 2003 and in 2004, resulted in increased new authorizations for those periods.

While we cannot predict the demand for CRO services in 2005, we believe the overall historical market drivers for our industry are intact. To grow authorizations in 2005, we plan to focus on our business development efforts, including increasing the percentage of successful proposals, and the delivery of timely, high quality services to our clients. We continue to believe there are several specific opportunities for growth in 2005. We currently conduct a significant amount of government-sponsored research and plan to continue our efforts to win new opportunities in this market. Our Latin American and European Phase II through IV units had an excellent year in 2004 and we believe there are opportunities for continued growth in these areas. We have also experienced an increase in the demand for our Phase I services and are expanding our Phase I clinic in Austin, Texas to 300 beds to enhance our ability to service large, complex studies. This expansion should be completed in April 2005. In 2004, the demand for our bioanalytical and GMP services increased and we have expanded our GMP laboratory facilities and invested in new equipment to meet this increased demand. Finally, we also believe the demand for our post-marketing development services will continue to grow and we will also seek to expand our medical device services.

We review various metrics, including period-to-period growth in backlog, new authorizations, cancellation rates, revenue, margins and earnings, to evaluate our financial performance. In 2004, we had record new authorizations of $1.2 billion, an increase of 13.5% over 2003. The cancellation rate for 2004 was 22% compared to 24% in 2003. On a net basis, authorizations were up 17% in 2004 compared to 2003. Backlog grew 15% from $1.1 billion as of December 31, 2003 to $1.3 billion as of December 31, 2004. Backlog by client type as of December 31, 2004 was 58% pharmaceutical, 28% biotech and 14% government/other. Backlog by client type as of December 31, 2003 was 64% pharmaceutical, 23% biotech and 13% government/other. This change in the composition of our backlog from 2003 to 2004 reflects an increase in new authorizations from biotech clients. Net revenue by client type for the year ended December 31, 2004 was 65% pharmaceutical, 25% biotech and 10% government/other. Top therapeutic areas by net revenue for the year ended December 31, 2004 were oncology, anti-infective/anti-viral, central nervous system, circulatory/cardiovascular and endocrine/metabolic. For a detailed discussion of our revenue, margins, earnings and other financial results for the year ended December 31, 2004, see “Results of Operations – Year Ended December 31, 2004 versus Year Ended December 31, 2003” below.

Capital expenditures for the year ended December 31, 2004 totaled approximately $48.6 million. The majority of the capital expenditures were for software, computer hardware, the expansion of our Phase I unit, and new equipment for our bioanalytical and GMP labs. We bought new liquid chromatography/mass spectrometry instruments in 2004, bringing our total to 53. In addition to investing in our growing business, we are also focused on improving the efficiency of our operations by streamlining training matrices and clinical procedural documents, decreasing the number of documents needed for study initiation, centralizing regulatory document collection and rolling out a new clinical trial management system.

With respect to our Discovery Sciences segment, our compound collaboration arrangements allow us to leverage our resources and global drug development expertise to create new opportunities for growth and to share the risks and potential rewards of drug development. In 2003, in addition to furthering existing collaborations with ALZA Corporation, a subsidiary of Johnson & Johnson, and Bayer AG, we entered into new collaborations with Syrrx and Chemokine Therapeutics. For a discussion of these compound partnering arrangements, see “Item 1. Business – Our Services – Our Discovery Sciences Group – Compound Partnering Programs” above. One of our primary goals in the discovery business at the beginning of 2004 was to end the year with four drug candidates in clinical development, and we delivered on that objective.

In September 2004, we filed an investigational new drug application for one Syrrx DPP IV inhibitor and started the Phase I trial for that inhibitor in late October 2004. This inhibitor is now in Phase Ib, which is when the drug is first administered to subjects suffering from the indication. We currently anticipate starting Phase II trials in April 2005. In December 2004, we filed an investigational new drug application for a second DPP IV inhibitor and a Phase I study for this second DPP IV inhibitor is scheduled to begin in April 2005. In February 2005, Takeda Pharmaceutical Company Limited announced that it entered into an agreement to acquire 100% of the equity of Syrrx, Inc. At this time, we do not know what impact, if any, this acquisition will have on the DPP IV collaboration with Syrrx.

In addition, ALZA Corporation submitted an NDA for dapoxetine in December 2004. The FDA accepted the dapoxetine NDA for filing in February 2005. As a result of these arrangements and the progression of our pipeline, we expect to incur significant R&D expense during 2005. Furthermore, in addition to progressing our existing collaborations, we will continue to evaluate opportunities for new collaborations and investments that we believe will help us achieve our mid- to long-term growth objectives.

In February 2005, we completed the acquisition of substantially all of the assets of SurroMed, Inc.’s biomarker business. The acquired business consists of services and technologies that support drug discovery and drug development by identifying biomarkers using biological, chemical and bioinformatics expertise and technologies. The new business is part of our Discovery Sciences segment and will expand our discovery business by adding biomarker discovery and patient sample analysis to the collection of services offered by us.

Acquisitions

In 2002, we completed four acquisitions. For details regarding these acquisitions, see Note 2 to the Notes to Consolidated Financial Statements.

In July 2003, PPD acquired Eminent Research Systems, a clinical research organization specializing in medical device development, and Clinsights, a company affiliated with Eminent through common ownership that provides a range of post-market services to medical device and related pharmaceutical companies and operates proprietary web sites for the dissemination of medical information, online research and product marketing. As a result, Eminent and Clinsights are now part of the Development segment of PPD. Their results of operations are included in our consolidated results of operations as of and since July 18, 2003, the effective date of the acquisitions. PPD acquired Eminent and Clinsights for total consideration of $23.5 million in cash. Under the terms of the merger agreement, the original aggregate purchase price of $25.0 million was reduced by $1.5 million in the first quarter of 2004 as a result of an adjustment to the purchase price based on Eminent’s closing balance sheet.

We accounted for all of the acquisitions in 2002 and 2003 under the purchase method of accounting, utilizing appropriate fair value techniques to allocate the purchase price based on estimated fair values of the assets and liabilities. The results of operations are included in our consolidated results of operations as of and since the effective dates of the acquisitions. For further details regarding these acquisitions, see Note 2 to the Notes to Consolidated Financial Statements.

Investments

In March 2004, PPD loaned Oriel Therapeutics $0.9 million in the form of debt that is convertible into Oriel Therapeutics’ Series B preferred stock at $2.00 per share. The loan is secured by a first lien on Oriel’s assets. In January 2004, we purchased 5.0 million shares of Accentia Biopharmaceuticals, Inc. Series E convertible preferred stock for $5.0 million. At that time, we also received a Class A and Class B warrant, each to purchase up to an additional 5.0 million shares of Series E convertible preferred stock for $1.00 per share. In September 2004, we entered into a royalty stream purchase agreement with Accentia. Under the terms of that agreement, we paid Accentia a one-time cash payment of $2.5 million for the right to receive royalties on future sales of antifungal products for the treatment of chronic sinusitis. The royalties under this agreement equal 6% of the net sales of antifungal products sold prior to FDA approval and 7% of the net sales of these products sold after FDA approval, if FDA approval is obtained. In January 2005, PPD exercised the Class A warrant of Accentia for the purchase of an additional 5.0 million shares of Series E convertible preferred stock for $5.0 million. In February 2005, Accentia filed a registration statement with the SEC for its proposed initial public offering of its common stock. Accentia proposes to sell in this public offering, in addition to shares for its own account, up to $12.0 million of common stock issuable to us upon conversion of 5.0 million shares of the Series E convertible preferred stock held by us.

As a result of management’s quarterly evaluations of our equity investments, during 2004 we recorded a charge to earnings of $2.0 million for an other than temporary decline in the fair market value of our investment in Chemokine Therapeutics Corp. See Note 6 to the Notes to Consolidated Financial Statements for a more detailed discussion of these investments.

Restructuring Charges and Gain on Sale of Assets

In 2004, we recorded a $2.6 million restructuring charge associated with exiting our chemistry facility in Research Triangle Park, North Carolina. These charges include lease payments and termination costs, net of sublease rentals, of approximately $2.1 million and a loss on sale of assets used in our chemistry services of approximately $0.5 million. The lease termination liability will be paid over the remaining life of the lease which will end in 2015.

In July 2003, we announced the restructuring of our Discovery Sciences Group. In connection with this restructuring, we consolidated our Discovery Sciences operations into our Morrisville, North Carolina and Middleton, Wisconsin facilities, and discontinued offering functional genomics services in Menlo Park, California. In the third quarter, we incurred, recorded and paid a charge to earnings of $1.9 million for this restructuring. Restructuring charges included $0.9 million for one-time termination benefits, $0.7 million for facility charges and $0.3 million for other related charges.

As a part of the 2003 restructuring, we purchased 4.4 million shares of SurroMed, Inc. Series F convertible preferred stock in exchange for $12.0 million in cash and $12.0 million in tangible assets and intellectual property from our Menlo Park operations. The value of the tangible assets and intellectual property was based on an independent appraisal. We recorded a gain on sale of assets of $5.7 million as a result of this transaction. The majority of the remaining tangible assets of the restructured operations were transferred to our CRO Phase II through IV division and the remaining Discovery Sciences operations.

New Business Authorizations and Backlog

New business authorizations, which are sales of our services, are reflected in backlog when we enter into a contract or letter of intent or receive a verbal commitment. Authorizations can vary significantly from quarter to quarter, and contracts generally have terms ranging from several months to several years. We recognize revenue on these authorizations as services are performed. Our new authorizations for the years ended December 31, 2002, 2003 and 2004 were $1,002.5 million, $1,068.2 million and $1,212.4 million, respectively.

Our backlog consists of new business authorizations for which the work has not started but is anticipated to begin in the near future, and contracts in process that have not been completed. As of December 31, 2004, the remaining duration of the contracts in our backlog ranged from one month to 114 months with an average duration of 27.6 months. Amounts included in backlog represent future revenue and exclude revenue that we have previously recognized. Once work begins on a project included in backlog, net revenue is recognized over the life of the contract. However, there can be no assurance that our backlog will ever be recognized as revenue. Our backlog as of December 31, 2002, 2003 and 2004 was $974.4 million, $1,120.2 million and $1,292.8 million, respectively.

Results of Operations

Revenue Recognition

We record revenue from fixed-price contracts on a proportional performance basis in our Development Group. To measure performance on a given date, we compare direct costs incurred through that date to estimated total contract direct costs. We believe this is the best indicator of the performance of the contractual obligations because the costs relate primarily to the amount of labor incurred to perform the service. Changes to the estimated total contract direct costs result in a cumulative adjustment to the amount of revenue recognized. For time-and-materials contracts in both our Development Group and Discovery Sciences Group, we recognize revenues as hours are worked, multiplied by the applicable hourly rate. For our Phase I and laboratory businesses, we recognize revenues from unitized contracts as subjects or samples are tested, multiplied by the applicable unit price.

In connection with the management of multi-site clinical trials, we pay, on behalf of our customers, fees to investigators and test subjects as well as other out-of-pocket costs for items such as travel, printing, meetings and couriers. Our clients reimburse us for these costs. As required by EITF 01-14, amounts paid by us as a principal for out-of-pocket costs are included in direct costs as reimbursable out-of-pocket expenses and the reimbursements we receive as a principal are reported as reimbursed out-of-pocket revenue. In our statements of operations, we combine amounts paid by us as an agent for out-of-pocket costs with the corresponding reimbursements, or revenue, we receive as an agent. During the years ended December 31, 2002, 2003 and 2004, fees paid to investigators and other fees we paid as an agent and the associated reimbursements were approximately $157.5, $172.5 and $226.9 million, respectively.

Most of the contracts for our Development Group can be terminated by our clients either immediately or after a specified period following notice by the client. These contracts typically require payment to us of expenses to wind down a study, fees earned to date, and in some cases, a termination fee or some portion of the fees or profit that we could have earned under the contract if it had not been terminated early. Therefore, revenue recognized prior to cancellation does not generally require a significant adjustment upon cancellation. If we determine that a loss will result from the performance of a fixed-price contract, the entire amount of the estimated loss is charged against income in the period in which such determination is made.

The Discovery Sciences Group also generates revenue from time to time in the form of milestone payments in connection with licensing of compounds. Milestone payments are only recognized as revenue if the specified milestone is achieved and accepted by the customer, payment received and continued performance of future research and development services related to that milestone are not required.

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

Depreciation expenses consist of depreciation costs recorded on a straight-line method, based on estimated useful lives of 40 to 50 years for buildings, five years for laboratory equipment, two to five years for software, computers and related equipment and five to ten years for furniture and equipment, except for airplanes, which we depreciate over 30 years. We depreciate leasehold improvements over the shorter of the life of the relevant lease or the useful life of the improvement. We depreciate property under capital leases over the life of the lease or the service life, whichever is shorter.

Amortization expenses consist of amortization costs recorded on intangible assets on a straight-line method over the life of the intangible assets.

Year Ended December 31, 2004 Versus Year Ended December 31, 2003

The following table sets forth amounts from our consolidated financial statements along with the dollar and percentage change for the full year of 2004 compared to the full year of 2003.

(dollars in thousands)	Year Ended December 31,		$ Inc (Dec)	% Inc (Dec)
	2004	2003
Net revenue:
Development	$759,629	$654,019	$105,610	16.15%
Discovery sciences	14,311	15,479	(1,168)	-7.55%
Reimbursed out-of-pockets	67,316	57,485	9,831	17.10%

Total net revenue	841,256	726,983	114,273	15.72%

Direct costs:
Development	376,439	316,942	59,497	18.77%
Discovery sciences	5,491	7,741	(2,250)	-29.07%
Reimbursable out-of-pocket expenses	67,316	57,485	9,831	17.10%

Total direct costs	449,246	382,168	67,078	17.55%

Research and development expenses	15,852	74,941	(59,089)	-78.85%
Selling, general and administrative expenses	195,752	166,253	29,499	17.74%
Depreciation	28,609	26,968	1,641	6.08%
Amortization	1,245	1,633	(388)	-23.76%
Gain on sale of assets	(82)	(5,738)	5,656	-98.57%
Restructuring charges	2,619	1,917	702	36.62%

Operating income	148,015	78,841	69,174	87.74%

Impairment of equity investments, net	(2,000)	(10,078)	8,078	-80.15%
Interest and other income (expense), net	3,830	2,482	1,348	54.31%

Income before taxes	149,845	71,245	78,600	110.32%
Provision for income taxes	50,957	24,935	26,022	104.36%

Net income	$98,888	$46,310	$52,578	113.53%

Net income per diluted share	$1.74	$0.82	$0.92	111.22%

Total net revenue increased $114.3 million to $841.3 million in 2004. The increase in total net revenue resulted primarily from an increase in our Development Group revenues. The Development Group’s operations generated net revenue of $759.6 million, which accounted for 90.3% of total net revenue for 2004. The 16.2% increase in the Development Group’s net revenue was primarily attributable to an increase in the level of global CRO Phase II through IV services we provided in 2004 as compared to 2003. Net revenue for the Development Group also increased by approximately $4.5 million due to the effect of the weakening of the U.S. dollar relative to the euro and the British pound based on 2004 revenue translated at the average exchange rates in 2003.

The Discovery Sciences Group generated net revenue of $14.3 million in 2004, a decrease of $1.2 million from 2003. The decrease in the Discovery Sciences net revenue was mainly attributable to the reduction in net revenue from chemistry services, which we stopped offering in the first quarter of 2004. In both 2003 and 2004, we received a $5.0 million dapoxetine milestone payment from ALZA. ALZA submitted an NDA for dapoxetine in December 2004. The FDA accepted this NDA for filing in February 2005. As a result, we are entitled to receive a one-time milestone payment of $10.0 million from ALZA within 30 days of the FDA’s acceptance of the NDA.

Total direct costs increased $67.1 million to $449.2 million in 2004 primarily as the result of an increase in the Development Group direct costs. Development Group direct costs increased $59.5 million to $376.4 million in 2004. The primary reason for this increase was an increase in personnel costs of $40.3 million. Personnel costs increased due to hiring additional employees in our global CRO Phase II through IV division, increased incentive compensation accruals and increased costs in our foreign operations due to the weakening of the U.S. dollar. In 2003, incentive compensation accruals were lower than our normal accrual levels as a result of our financial and operating performance in that period. The remaining $19.2 million of this increase in Development direct costs primarily consisted of increased facility costs related to the increase in personnel and increased subcontractor costs to support increased revenues.

Discovery Sciences direct costs decreased $2.2 million to $5.5 million in 2004. The higher costs in 2003 related primarily to a $2.5 million milestone payment for dapoxetine to Eli Lilly & Company that did not occur again in 2004 because we acquired the dapoxetine patents from Lilly in December 2003.

Gross margin from the Development segment was 50.4% in 2004 compared to 51.5% in 2003. The majority of this decrease was attributable to increased incentive compensation accruals and increased costs in our foreign operations due to the weakening of the U.S. dollar. The remaining variance relates to expected fluctuations from one period to another as a result of changes in labor utilization and the mix of service offerings involved in the hundreds of studies conducted during any period of time.

Research and development, or R&D, expenses decreased $59.1 million to $15.9 million in 2004. In the fourth quarter of 2003, we acquired from Eli Lilly & Company the patents for the compound dapoxetine for development in the field of genitourinary disorders. PPD paid Lilly $65.0 million in cash and agreed to pay Lilly a royalty of 5% on annual sales of dapoxetine, if any, in excess of $800 million. The $65.0 million payment to Lilly was recorded to research and development expenses because dapoxetine was still in development and had not been approved for sale in any country. Excluding that payment, R&D expenses increased $5.9 million in 2004 compared to 2003 as a result of increased spending in connection with our existing compound partnering arrangements. The increased spending on compound partnering arrangements was offset by the decrease in functional genomics and chemistry R&D expense as we ceased providing the services in the third quarter of 2003 and first quarter of 2004, respectively. In 2003, R&D expenses for our functional genomics and chemistry services operations totaled $7.0 million. We expect to incur significant R&D expenses in 2005 in connection with our existing compound partnering arrangements.

Selling, general and administrative, or SG&A, expenses increased $29.5 million to $195.8 million in 2004. As a percentage of total net revenue, SG&A expenses increased slightly to 23.3% in 2004 compared to 22.9% in 2003. The increase in SG&A expenses includes additional personnel costs of $21.6 million. Personnel costs increased by $5.7 million, due to increased incentive compensation accruals and $4.4 million related the to foreign currency translation effect of the weakening U.S. dollar mentioned previously. The remaining $11.5 million increase in personnel costs related to training costs for new personnel, higher levels of operations infrastructure to manage direct personnel and changes in utilization levels. The increase in SG&A costs also includes an increase of $2.4 million for recruiting costs due to an increase in the number of new hires in 2004 compared to 2003 and an increase of $2.3 million in accounting and auditing fees due to new regulatory requirements.

Depreciation expense increased $1.6 million to $28.6 million in 2004. The increase was related to the depreciation of the property and equipment we acquired to accommodate our growth. Capital expenditures were $48.6 million in 2004. Capital expenditures primarily included additional spending in the Development Group on software, computer hardware, and additional scientific equipment for our Phase I and Lab units and a $5.0 million purchase of land in connection with our plans to construct a new corporate headquarters building in Wilmington, North Carolina.

Amortization expense decreased $0.4 million to $1.2 million in 2004 as a result of the decrease of $0.7 million in amortization expense for our intangible backlog related to the acquisition of MRL in 2002 becoming fully amortized in the first quarter of 2004. This was offset by an increase in amortization of $0.3 million related to the license agreement and royalty rights agreement in the Discovery Sciences Group that were placed into service during the second quarter of 2003 and the third quarter of 2004.

Operating income increased $69.2 million to $148.0 million in 2004. As a percentage of net revenue, operating income increased to 17.6% of net revenue in 2004 from 10.8% in 2003. Operating income in 2003 includes the $65.0 million payment to Lilly and a $1.9 million charge related to the restructuring of the Discovery Sciences Group offset by a $5.7 million gain on the sale of assets. The aggregate impact of these items was a $61.2 million reduction in operating income for 2003. Operating income in 2004 includes a $2.6 million restructuring charge associated with exiting our chemistry facility in Research Triangle Park, North Carolina. Operating income in 2004 was also negatively impacted by approximately $7.6 million due to the effect of the U.S. dollar weakening relative to the euro, the British pound and the Brazilian real. During 2004, we recorded a foreign currency hedging gain of $2.7 million, resulting in a net impact to operating income of $4.9 million attributable to foreign currency transactions. Although these currency movements increased net revenue in the aggregate, the negative impact on operating income is attributable to dollar-denominated contracts for services rendered in countries other than the United States. In these cases, revenue is not impacted by the weakening of the U.S. dollar, but the costs associated with performing these contracts, which are paid in local currency, are negatively impacted when translated to the U.S. dollar.

During 2004, we recorded a charge to earnings for an other than temporary decline in the fair market value of our investment in Chemokine Therapeutics Corp. of $2.0 million. We deemed our investment in Chemokine to be impaired as a result of the issuance of shares to new investors at a lower valuation than our original investment.

During 2003, we recorded charges to earnings for other than temporary declines in the fair market value of our investments in SLIL Biomedical of $4.7 million, Spotlight Health of $3.9 million, Signature Bioscience (formerly Primecyte) of $0.2 million and BioDelivery Sciences of $1.4 million. We determined that SLIL and Signature Bioscience were impaired primarily as a result of the market condition of their respective industries, historical and projected performance and expected cash needs of the individual companies. We recorded the write-down of our investment in Spotlight Health primarily based on its historical and projected financial performance and issuance of shares to a new investor at a lower valuation. BioDelivery Sciences is a publicly traded company, so we based the write-down of our investment in that company on the closing price of its securities as of December 31, 2003. Although these securities had traded above cost for short periods of time throughout 2003, we believe that due to the uncertainty of BioDelivery Sciences’ strategic direction, the decline in value was other than temporary and therefore we recorded the charge to earnings. Prior to the third quarter of 2003, we recorded market fluctuations through other comprehensive income.

Our provision for income taxes increased $26.0 million to $51.0 million in 2004. Our effective income tax rate for 2004 was 34.0% compared to 35.0% for 2003. During the second quarter of 2004, our effective tax rate was positively impacted by a $3.7 million tax benefit for a decrease in a valuation allowance for capital loss carryforwards that we expect to be able to utilize. The remaining difference in our effective rates for 2003 and 2004 is also due to the change in the geographic distribution of our pretax earnings among locations with varying tax rates.

Net income of $98.9 million in 2004 represents an increase of $52.6 million from $46.3 million in 2003. Net income per diluted share of $1.74 in 2004 represents an increase from $0.82 net income per diluted share in 2003. Net income for 2003 includes a charge of $10.1 million for impairment of equity investments. This charge, together with the payment to Lilly of $65.0 million and the restructuring charges of $1.9 million offset by the gain on sale of assets of $5.7 million, resulted in an aggregate impact of $44.8 million on 2003 net income, net of tax. Net income per diluted share of $0.82 in 2003 includes an aggregate impact of $0.80 earnings per share, net of tax, for the items mentioned above.

Year Ended December 31, 2003 Versus Year Ended December 31, 2002

The following table sets forth amounts from our consolidated financial statements along with the dollar and percentage change for the full year of 2003 compared to the full year of 2002.

(dollars in thousands)	Year Ended December 31,		$ Inc (Dec)	% Inc (Dec)
	2003	2002
Net revenue:
Development	$654,019	$545,139	$108,880	19.97%
Discovery sciences	15,479	17,510	(2,031)	-11.60%
Reimbursed out-of-pockets	57,485	46,008	11,477	24.95%

Total net revenue	726,983	608,657	118,326	19.44%

Direct costs:
Development	316,942	261,169	55,773	21.36%
Discovery sciences	7,741	7,831	(90)	-1.15%
Reimbursable out-of-pocket expenses	57,485	46,008	11,477	24.95%

Total direct costs	382,168	315,008	67,160	21.32%

Research and development expenses	74,941	10,540	64,401	611.02%
Selling, general and administrative expenses	166,253	150,607	15,646	10.39%
Depreciation	26,968	23,189	3,779	16.30%
Amortization	1,633	1,042	591	56.72%
Gain on sale of assets	(5,738)	(174)	(5,564)	3197.7%
Restructuring charges	1,917	—	1,917

Operating income	78,841	108,445	(29,604)	-27.30%

Impairment of equity investments, net	(10,078)	(33,787)	23,709	-70.17%
Interest and other income (expense), net	2,482	3,989	(1,507)	-37.78%

Income before taxes	71,245	78,647	(7,402)	-9.41%
Provision for income taxes	24,935	38,645	(13,710)	-35.48%

Income before equity in net loss of investee	46,310	40,002	6,308	15.77%

Equity in net loss of investee	—	105	(105)

Net income	$46,310	$39,897	$6,413	16.07%

Net income per diluted share	$0.82	$0.72	$0.10	13.89%

Total net revenue increased $118.3 million to $727.0 million in 2003. The increase in total net revenue resulted primarily from an increase in our Development Group revenues. The Development Group’s operations generated net revenue of $654.0 million, which accounted for 90.0% of total net revenue for 2003. The 20.0% increase in the Development Group’s net revenue was primarily attributable to an increase in the amount of global CRO Phase II through IV services we provided in 2003 as compared to 2002. Net revenue for the Development Group also increased by approximately $5.6 million due to the effect of the weakening of the U.S. dollar relative to the euro and the British pound during 2003.

The Discovery Sciences Group generated net revenue of $15.5 million in 2003, a decrease of $2.0 million from 2002. The decrease in the Discovery Sciences net revenue was mainly attributable to a reduction in net revenue from functional genomics and chemistry services of $7.4 million and $2.0 million, respectively, due to fewer contracts for those services in 2003. We discontinued functional genomics and chemistry services in the third quarter of 2003 and the first quarter of 2004, respectively. The decreases in 2003 Discovery Sciences net revenue were partially offset by a milestone payment of $5.0 million that we earned under our sublicense agreement with ALZA as a result of the initiation of Phase III clinical trials of dapoxetine, and by an increase of $3.0 million in net revenue associated with our preclinical oncology operation. In early January 2004, we amended our sublicense agreement with ALZA. Under the terms of the amendment, ALZA made a cash payment to us of $5.0 million in the first quarter of 2004.

Total direct costs increased $67.2 million to $382.2 million in 2003. Development Group direct costs increased $55.8 million to $316.9 million in 2003. This increase resulted primarily from increased personnel costs of $32.2 million due to hiring additional employees in our global CRO Phase II through IV division and to annual salary increases. Development Group direct costs increased as a percentage of related net revenue from 47.9% in 2002 to 48.5% in 2003. Direct costs, as a percentage of net revenues, have and are expected to fluctuate from one period to another as a result of changes in labor utilization and the mix of service offerings involved in the hundreds of studies conducted during any period of time.

Discovery Sciences direct costs decreased $0.09 million to $7.7 million in 2003. This decrease resulted from a decline in direct costs of $3.5 million related to our functional genomics services and chemistry services due in each case to fewer contracts being performed in those areas in 2003. We will not be generating any direct costs from functional genomics or chemistry services in the future because we discontinued offering these services in the third quarter of 2003 and the first quarter of 2004, respectively. These decreases were partially offset by increases in direct costs of $2.5 million for a milestone payment to Lilly on dapoxetine and of $1.5 million associated with our preclinical oncology operations.

R&D expenses increased $64.4 million to $74.9 million in 2003. In the fourth quarter of 2003, we acquired from Eli Lilly the patents for the compound dapoxetine for development in the field of genitourinary disorders. We paid Lilly $65.0 million in cash and agreed to pay Lilly a royalty of 5% on annual sales of dapoxetine, if any, in excess of $800 million. The $65.0 million payment to Lilly was recorded to research and development expenses because dapoxetine was still in development and had not been approved for sale in any country. Excluding that payment, R&D expenses decreased $0.6 million in 2003 compared to 2002 due to discontinuing our functional genomics services.

SG&A expenses increased $15.6 million to $166.3 million in 2003. The increase was primarily attributable to additional personnel costs of $14.0 million attributable to administrative tasks that are not directly related to client projects, such as training costs. This was partially offset by a decrease in recruitment agency fees of $1.6 million. As a percentage of net revenue, SG&A expenses decreased to 22.9% in 2003 from 24.7% for 2002. This decrease is primarily attributable to the increase in net revenue and leveraging our SG&A expenses.

Depreciation expense increased $3.8 million to $27.0 million in 2003. The increase was related to the depreciation of the property and equipment we acquired to accommodate our growth. Capital expenditures were $31.7 million in 2003. Capital expenditures primarily included additional spending in the Development Group to enhance and expand our information technology capacity.

Amortization expense increased $0.6 million to $1.6 million in 2003, due to the amortization expense for a license agreement in the Discovery Sciences Group that was placed into service during 2003.

Operating income decreased to $78.8 million in 2003. As a percentage of net revenue, operating income decreased to 10.8% of net revenue in 2003 from 17.8% in 2002. Operating income in 2003 includes the $65.0 million payment to Lilly and a $1.9 million charge related to the restructuring of the Discovery Sciences Group offset by a $5.7 million gain on the sale of assets. The aggregate impact of these items was a $61.2 million reduction in operating income for 2003. Operating income was also negatively impacted by approximately $6.7 million due to the effect of the weakening of the U.S. dollar relative to the euro and the British pound, partially offset by the strengthening of the U.S. dollar relative to the Brazilian real during 2003. Although these currency movements increased net revenue in the aggregate, the negative impact on operating income is attributable to dollar-denominated contracts for services rendered in countries other than the United States. In these cases, revenue is not impacted by the weakening of the U.S. dollar, but the costs associated with performing these contracts, which are paid in local currency, are negatively impacted when translated to the U.S. dollar.

During 2003, we recorded charges to earnings for other than temporary declines in the fair market value of our investments in SLIL Biomedical of $4.7 million, Spotlight Health of $3.9 million, Signature Bioscience (formerly Primecyte) of $0.2 million and BioDelivery Sciences of $1.4 million. We determined that SLIL and Signature Bioscience were impaired primarily as a result of the market condition of their respective industries, historical and projected performance and expected cash needs of the individual companies. We recorded the write-down of our investment in Spotlight Health primarily based on its historical and projected financial performance and issuance of shares to a new investor at a lower valuation. BioDelivery Sciences is a publicly traded company, and we based the write-down of that investment on the closing price of its securities as of December 31, 2003. Although these securities had traded above cost for short periods of time throughout 2003, we believe that due to the uncertainty of BioDelivery Sciences’ strategic direction, the decline in value as of each of these periods was other than temporary and therefore we recorded the charges to earnings. Prior to the third quarter of 2003, we recorded market fluctuations through other comprehensive income.

In 2002, we recorded charges to earnings for other than temporary declines in the fair market value of our investment in Gallery Systems of $1.5 million and our investment in Intrabiotics Pharmaceuticals of approximately $0.3 million. We also recorded a $32.0 million write-down of the carrying value of our investment in DNA Sciences for an other than temporary decline in value in 2002. At the time of the write-down, we deemed our investment in DNA Sciences to be impaired as a result of historical and projected performance, cash needs and an independent valuation of the market value of DNA Sciences. DNA Sciences subsequently filed for bankruptcy and we no longer have any ownership interest in that entity.

Our provision for income taxes decreased $7.4 million to $24.9 million in 2003 from $38.6 million in 2002. Our effective tax rate decreased to 35.0% in 2003 compared to 49.1% in 2002. The decrease in income tax expense and rate in 2003 was due to the impact on income of acquiring the patents for the compound dapoxetine and the change in geographic distribution of pretax earnings among locations with varying tax rates. Our effective rate was higher in 2002 due to a large increase in our valuation allowance. During 2003 and 2002, we recorded impairments of equity investments of $10.1 million and $33.8 million, respectively. Because of the uncertainty about whether we could use the loss related to these impairments during the carryforward period, we recorded a valuation allowance of $1.2 million in 2003 and $11.1 million in 2002, thus providing a tax benefit of only $3.0 and $2.3 million related to the impairments in the provision for income taxes in those years.

Net income of $46.3 million in 2003 represents an increase of $6.4 million from $39.9 million in 2002. Net income for 2003 includes a charge of $10.1 million for impairment of equity investments, net. This charge, together with the payment to Lilly of $65.0 million and the restructuring charges of $1.9 million offset by the gain on sale of assets of $5.7 million, resulted in an aggregate impact of $44.8 million on net income, net of tax. Net income per diluted share of $0.82 in 2003 represents an increase from $0.72 net income per diluted share in 2002. Net income per diluted share of $0.82 in 2003 includes an aggregate impact of $0.80 earnings per share, net of tax, for the items mentioned above. Net income per diluted share of $0.72 for 2002 includes a $0.57 charge for the impairment of our equity investments and the related tax benefit.

Liquidity and Capital Resources

As of December 31, 2004, we had $144.3 million of cash and cash equivalents and $105.0 million of short-term investments. Our expected primary cash needs on both a short- and long-term basis are for capital expenditures, expansion of services, possible acquisitions, geographic expansion, working capital and other general corporate purposes. We have historically funded our operations and growth, including acquisitions, with cash flow from operations, leasing arrangements, borrowings and sales of our stock. Our cash and cash equivalents are invested in financial instruments that are rated A or better by Standard & Poor’s or Moody’s and earn interest at market rates.

In 2004, our operating activities provided $179.3 million in cash as compared to $13.6 million last year. The increase in cash flow from operations is primarily due to a $78.4 million increase in income before provision for income taxes and an increase in cash related to changes in operating assets and liabilities of $31.7 million as compared to a decrease of $43.4 million in 2003. In 2003, income from operations was negatively impacted as a result of the $65.0 million one-time payment to Lilly in 2003 to acquire the patents to the dapoxetine compound. In addition, cash flow from operations was positively impacted by a $23.0 million decrease in the net growth of receivables due to improved collections of receivables and a $23.0 million increase in unearned income due to a different mix of contract terms in 2004. In 2004, net income of $98.9 million, depreciation and amortization of $29.9 million, a decrease of $12.9 million in deferred income tax as a result primarily of a decrease in depreciation and amortization timing differences of $10.0 million, an increase of $27.8 million in accounts payable and other accrued expenses as a result of increased employee related accruals of $14.6 million, such as incentive compensation accruals and accrued salary due to the increase in employees, and an increase of $13.2 million in other accruals, such as subcontractor accruals and volume discount accruals, related to increased revenue and an increase of $24.7 million in unearned income were partially offset by an increase of $16.1 million in receivables due to increased revenue.

In 2004, we used $110.6 million in cash related to investing activities. The net cash used for net purchases of available-for-sale investments of $55.6 million, purchases of investments of $5.7 million, purchase of royalty rights agreement of $2.5 million and capital expenditures of $48.6 million were partially offset by the $1.5 million of proceeds from a refund of a portion of the purchase price associated with the acquisition of Eminent Research Systems in 2003. We expect our capital expenditures in 2005 will range from approximately $45.0 to $50.0 million, excluding our purchase of a corporate airplane for $30.5 million in February 2005 and the construction of the new corporate headquarters building in Wilmington, North Carolina. Construction of the corporate headquarters building is discussed below. The majority of these anticipated capital expenditures will relate to information technology enhancement and expansion.

In 2004, our financing activities provided $11.0 million in cash. Net proceeds from stock option exercises and purchases under our employee stock purchase plan totaling $12.1 million were partially offset by $0.4 million in repayments of long-term debt and $0.8 million in repayments of capital lease obligations.

Working capital as of December 31, 2004 was $257.1 million, compared to $156.6 million at December 31, 2003. The increase in working capital was due primarily to the increase in cash of $83.7 million, increase in short-term investments of $55.6 million and the increase in accounts receivable of $19.4 million which were partially offset by the increase in payables to investigators of $11.7 million, an increase in other accrued expenses of $38.0 million, and an increase in unearned income of $28.5 million. The number of days’ revenue outstanding in accounts receivable and unbilled services, net of unearned income, also known as DSO, were 40.0 and 42.1 days as of December 31, 2004 and December 31, 2003, respectively. DSO is calculated by dividing accounts receivable and unbilled services less unearned income by average daily gross revenue for the period presented. Over the past three years, our year-to-date DSO has fluctuated between 30.8 days and 42.2 days. We expect DSO will fluctuate in the future depending on the mix of contracts performed within a quarter, the level of investigator advances and unearned income, and our success in collecting receivables.

We maintain a defined benefit pension plan for certain employees and former employees in the United Kingdom. This pension plan was closed to new participants as of December 31, 2002. The projected benefit obligation for the benefit plan at December 31, 2004 and December 31, 2003, as determined in accordance with SFAS No. 87, “Employers Accounting for Pensions”, was $35.7 million and $28.4 million, respectively, and the value of the plan assets was $25.4 million and $19.0 million, respectively. As a result, the plan was under-funded by $10.4 million in 2004 and by $9.4 million in 2003, net of December contributions of $0.2 million for 2004 and 2003. It is likely that the amount of our contributions to the plan could increase in future years. The amount of contributions to the plan for the years ended December 31, 2004 and 2003 were $2.0 million and $2.2 million, respectively. We expect the pension cost to be recognized in our financial statements will decrease slightly from the $2.3 million in 2004 to approximately $1.9 million in 2005. The expense to be recognized in future periods could increase depending upon the change in fair market value of the plan assets and change in the projected benefit obligation.

A decrease in the market value of plan assets and/or declines in interest rates are likely to cause the amount of the under-funded status to increase. After completion of the actuarial valuations in 2005 we could be required to record an additional reduction to shareholders’ equity. We recorded an increase to shareholders’ equity in 2004 of $0.5 million and a reduction to shareholders’ equity of $0.7 million in 2003. Given the impact that the discount rate and stock market performance have on the projected benefit obligation and market value of plan assets, future changes in either one of these may significantly reduce or increase the amount of our pension plan under-funding. However, we do not believe the under-funded status of the pension plan will materially affect our results of operations, financial position or cash flows.

In July 2004, we renewed our $50.0 million revolving credit facility with Bank of America, N. A. Indebtedness under the facility is unsecured and subject to traditional covenants relating to financial ratios and restrictions on certain types of transactions. Borrowings under this credit facility are available to provide working capital and for general corporate purposes. As of December 31, 2004, there was no amount outstanding under this credit facility. However, the aggregate amount we are able to borrow has been reduced by $0.8 million due to outstanding letters of credit issued under this facility. This credit facility is currently scheduled to expire in June 2005, at which time any outstanding balance would be due.

In April 2000, we made an investment in Spotlight Health, Inc. We entered into an agreement with Spotlight Health and Bank of America, N.A. to guarantee a $2.0 million revolving line of credit provided to Spotlight Health by Bank of America. Indebtedness under the line of credit is unsecured and subject to traditional covenants relating to financial ratios. This credit facility is scheduled to expire on June 30, 2005, at which time any outstanding balance would be due. As of December 31, 2004, Spotlight Health had $2.0 million outstanding under this credit facility. In accordance with the requirements of FASB Statement No. 5, “Accounting for Contingencies”, as clarified by FASB Interpretation No. 45, we have recorded a liability in the amount of $0.2 million for the estimated fair value of the obligation we have assumed under this guarantee. We review the financial statements of Spotlight Health on a quarterly basis to determine if it has sufficient financial resources to continue operations. Future events and circumstances might adversely affect Spotlight Health’s financial condition and Spotlight Health might not be in the position to repay the facility, in which case Bank of America may attempt to collect against us on our guarantee.

In September 2003, we entered into agreements with SurroMed pursuant to which we committed to pay for biomarker discovery services from SurroMed in the amounts of $2.0 million, $2.0 million, $1.0 million and $1.0 million for the years ended December 31, 2004, 2005, 2006 and 2007, respectively, and to serve as a non-exclusive representative to market and sell additional SurroMed biomarker discovery services. In February 2005, we acquired substantially all of SurroMed’s assets related to its biomarker business and terminated these agreements and the associated purchase commitments.

In November 2003, we entered into a collaboration agreement with Syrrx to jointly develop and commercialize Syrrx-designed human dipeptidyl peptidase IV, or DPP IV, inhibitors as drug products for the treatment of type 2 diabetes and other major human diseases. Under the terms of the agreement, we are obligated to provide preclinical and clinical development resources and expertise for the collaboration, and to fund the majority of preclinical and clinical studies through Phase IIb development of selected DPP IV inhibitors. PPD and Syrrx have agreed to share equally the costs of Phase III development. In addition, we agreed to make milestone payments up to an aggregate amount equal to $17.5 million to Syrrx for each collaboration product upon the occurrence of certain clinical and regulatory events. In September 2004, we filed an investigational new drug application for one Syrrx DPP IV inhibitor and the Phase I clinical study for that inhibitor commenced in late October 2004. In the fourth quarter of 2004, we paid Syrrx a milestone payment of $2.5 million as a result of the commencement of the Phase I studies. The remaining milestone payments will be expensed when the event triggering payment of the milestone occurs. In the event we are successful in obtaining approval to market a drug product under the collaboration with Syrrx, Syrrx and PPD will share equally the profits from drug sales. In February 2005, Takeda Pharmaceutical Company Limited announced that it entered into an agreement to acquire 100% of the equity of Syrrx, Inc. We own $25.0 million in preferred stock of Syrrx. If Takeda completes the acquisition of Syrrx, based on the terms of the merger agreement, we do not anticipate realizing a loss on this investment. At this time, we do not know what impact, if any, this acquisition will have on our DPP IV collaboration with Syrrx.

In April 2003, we made an equity investment in Chemokine Therapeutics Corp. In connection with this investment, Chemokine granted us an exclusive option to license a proprietary peptide for a one-time license fee of $1.5 million. If we choose to exercise this option, we will be obligated to pay the one-time license fee plus the costs for future development work on the peptide. Chemokine also granted us the right to first negotiate a license to other peptides. Chemokine completed an initial public offering of its common stock in Canada in December 2004.

In November 2003, we became a limited partner in A. M. Pappas Life Science Ventures III, LP, a venture capital fund. The Pappas Fund was established for the purpose of making investments in equity securities of privately-held companies in the life sciences, healthcare and technology industries. Under the terms of our agreements with the Pappas Fund, we committed to invest up to an aggregate of approximately $2.5 million in the Pappas Fund. No capital call can exceed 10% of our aggregate capital commitment, and no more than two-thirds of our commitment could be called prior to May 2005. As such, we anticipate that our aggregate investment will be made through a series of future capital calls over the next several years. The first capital call was made in January 2005 at which time we invested $75,000. The second capital call is due in March 2005, at which time we will invest an additional $90,000. Our capital commitment will expire in May 2009.

In January 2005, we acquired approximately 7.5 acres of property located in downtown Wilmington, North Carolina, on which we plan to construct a new headquarters building. The new facility will be approximately 400,000 square feet and is expected to be completed in November 2006. At that time, we will begin consolidating our Wilmington operations into the new building. The total cost for the construction and up-fit of the new building is expected to be in the range of $80.0 million to $100.0 million. The total purchase price for the land was approximately $2.8 million. In connection with the sale of the property, the seller, Almont Shipping Company, refinanced existing liens on the property with the proceeds of an $8.0 million loan from Bank of America, N.A. This loan will mature in January 2006 and is secured by a lien on substantially all of Almont’s assets, including a tract of land containing approximately 30.0 acres adjacent to the 7.5 acre tract we acquired. This loan is also secured by a guarantee from us. Almont’s obligation to reimburse us in the event we are required to pay any sums to Bank of America under the guarantee is also secured by a lien on substantially all of Almont’s assets. As a part of this transaction, Almont granted us an option to purchase all or a portion of the adjacent 30-acre tract of land at an agreed upon price per acre. The option will expire on January 31, 2007.

In February 2005, we acquired a Dassault Falcon 900EX aircraft for $30.5 million. We intend to use the aircraft for corporate purposes. We financed the acquisition from available cash.

In January 2004, we purchased 5.0 million shares of Accentia Biopharmaceuticals, Inc. Series E convertible preferred stock for $5.0 million. We also received a Class A and Class B warrant, each to purchase up to an additional 5.0 million shares of Series E convertible preferred stock for $1.00 per share. In January 2005, we exercised the Class A warrant for the purchase of an additional 5.0 million shares of Series E convertible preferred stock for $5.0 million. The Class B warrant will expire on the earlier of January 7, 2006 or the effective date of a registration statement for the public sale of Accentia common stock in a qualifying initial public offering. In February 2005, Accentia filed a registration statement with the SEC for its proposed initial public offering of its common stock. Accentia proposes to sell in this public offering, in addition to shares for its own account, up to $12.0 million of common stock issuable to us upon conversion of 5.0 million shares of the Series E convertible preferred stock held by us.

The American Jobs Creation Act of 2004 introduced a special one-time dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer. We have not previously recorded a U.S. tax liability on such revenues since we intended to permanently reinvest them in our foreign operations. No provision is being made in 2004 relating to this matter because we are currently evaluating the effect of the new Act on our plan for these previously undistributed foreign earnings. We expect to complete this evaluation by the end of June 2005. The income tax effect of repatriating these earnings is not estimable at this time.

Under most of our agreements for Development Group services, we agree to indemnify and defend the sponsor against third party claims based on our negligence or willful misconduct. Any successful claims could have a material adverse effect on our financial condition, results of operations and future prospects.

We expect to continue expanding our operations through internal growth and strategic acquisitions and investments. We expect these activities will be funded from existing cash, cash flow from operations and, if necessary or appropriate, borrowings under our existing or future credit facilities. We believe that these sources of liquidity will be sufficient to fund our operations for the next 12 months. From time to time, we evaluate potential acquisitions, investments and other growth opportunities that might require additional external financing, and we might seek funds from public or private issuances of equity or debt securities. While we believe we have sufficient liquidity to fund our operations for the next 12 months, our sources of liquidity could be affected by our dependence on a small number of industries and clients, compliance with regulations, international risks, personal injury, environmental or intellectual property claims, as well as other factors described under “Item 1. Business - Factors that Might Affect our Business or Stock Price”, in this Item 7 under the subheadings “Potential Volatility of Quarterly Operating Results and Stock Price” and “Critical Accounting Policies and Estimates,” and under “Item 7A - Quantitative and Qualitative Disclosures about Market Risk”.

Contractual Obligations

As of December 31, 2004, future minimum payments for all contractual obligations for years subsequent to December 31, 2004 are as follows (in thousands):

	2005	2006 - 2007	2008 - 2009	2010 and thereafter	Total
Long-term debt, including interest payments	$750	$1,500	$1,500	$5,503	$9,253
Services purchase commitments (1)	2,000	2,000	—	—	4,000
Operating leases	33,633	56,004	46,629	81,287	217,553
Less: sublease income (1)	(2,498)	(6,431)	(6,576)	(10,820)	(26,325)

Total	$33,885	$53,073	$41,553	$75,970	$204,481

(1)	In February 2005, we acquired substantially all of SurroMed’s assets related to its biomarker business. As part of that acquisition, we terminated our agreement with SurroMed to pay for biomarker discovery services through December 31, 2007 and we also terminated a sublease to SurroMed with payment obligations totaling $11.1 million.

As noted above, we became a limited partner in a venture capital fund in November 2003. Under the terms of our agreements with that fund, we committed to invest up to an aggregate of approximately $2.5 million in the fund. PPD anticipates that its aggregate investment will be made through a series of future capital calls over the next several years. Also, in November 2003, we entered into a collaboration agreement with Syrrx. Under the terms of the agreement, we are obligated to fund the majority of preclinical and clinical development costs through Phase IIb development of each collaboration and will share Phase III costs equally with Syrrx. In addition, in connection with our investment in Chemokine, Chemokine granted us an exclusive option to license a proprietary peptide for $1.5 million. If we choose to exercise this option, we will be obligated to pay the costs for future development work on the peptide. We also have a long-term liability on our balance sheet regarding the underfunding of our U.K. pension plan for $9.9 million. We do not know when or if this will be funded since this liability will change based on the performance of the investments of the plan and changes in the benefit obligations.

Off-balance Sheet Arrangements

We have guaranteed a $2.0 million line of credit from Bank of America to Spotlight Health. For a description of the guarantee and the line of credit, see “Liquidity and Capital Resources” above. In addition, in January 2005, we guaranteed an $8.0 million loan from Bank of America to Almont Shipping Company in connection with the purchase of property from Almont. For a description of the guarantee, see Note 19 to Notes to Consolidated Financial Statements.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from those estimates. We believe that the following are some of the more critical judgment areas in the application of our accounting policies that affect our financial condition and results of operations. We have discussed the application of these critical accounting policies with the Finance and Audit Committee of our Board of Directors.

Revenue Recognition

The majority of our revenues are recorded from fixed-price contracts on a proportional performance basis. To measure performance on a given date, we compare direct costs incurred through that date to estimated total contract direct costs. We believe this is the best indicator of the performance of the contractual obligations because the costs relate primarily to the amount of labor incurred to perform the service. Direct costs are primarily comprised of labor and overhead related to the delivery of services. Each month we accumulate costs on each project and compare them to the total current estimated costs to determine the percentage-of-completion. We then multiply this percentage by the contract value to determine the amount of revenue that can be recognized. Each month we review the total current estimated costs on each project to determine if these estimates are still accurate and, if necessary, we adjust the total estimated costs for each project. As the work progresses, we might decide original estimates were incorrect due to, among other things, revisions in the scope of work or patient enrollment rate, and a contract modification might be negotiated with the customer to cover additional costs. If a contract modification is not agreed to, we could bear the risk of cost overruns. In the past, we have had to commit unanticipated resources to complete projects, resulting in lower gross margins on those projects. We might experience similar situations in the future. Changes to the estimated total contract direct costs result in a cumulative adjustment to the amount of revenue recognized in the period the change in estimate is determined. Should our estimated costs on fixed price contracts prove to be low, future margins could be reduced, absent our ability to negotiate a contract modification. We accumulate information on each project to refine our bidding process. Historically, the majority of our estimates and assumptions have been materially correct, but these estimates might not continue to be accurate in the future. A hypothetical increase to total estimated remaining project cost by 1% for open projects accounted for under the proportional performance method as of December 31, 2004 would have resulted in a cumulative reduction in revenue of approximately $2.0 million.

In our Discovery Science Group, we generate revenue from time to time in the form of milestone payments. Milestone payments are only recognized as revenues if the specified milestone is achieved and accepted by the customer, payment is received and continued performance of future research and development services related to that milestone are not required. Future potential milestone payments under various discovery contracts might never be received if the milestones are not achieved.

Allowance for Doubtful Accounts

Included in “Accounts receivable and unbilled services, net” on our consolidated balance sheets is an allowance for doubtful accounts. Generally, before we do business with a new client, we perform a credit check. We also review our accounts receivable aging on a monthly basis to determine if any receivables will potentially be uncollectible. The allowance for doubtful accounts includes the specific uncollectible accounts and an estimate of losses based on historical loss experience. After all attempts to collect the receivable have failed, the receivable is written off against the allowance. Based on the information available to us, we believe our allowance for doubtful accounts as of December 31, 2004 was adequate to cover uncollectible balances. However, actual write-offs might exceed the recorded reserve.

Cost Basis Investments

Most of our cost basis investments consist of equity investments in private entities for which fair values are not readily determinable. Therefore, we record these investments under the cost method of accounting. Many of our investments are in relatively early stage life sciences or biotechnology companies that do not have established products or proven technologies and some do not have material revenue, if any. Therefore, these investments might be worth less than we paid for them, and they are subject to write-down for impairment. We assess our investment portfolio on a quarterly basis for impairment; however for non-marketable equity securities, the impairment analysis requires significant judgment to identify events or circumstances that would likely have a significant adverse effect on the fair value of the investment. This quarterly review includes an evaluation of, among other things, the market condition of the overall industry, historical and projected financial performance, expected cash needs and recent funding events. Given the nature of these companies, our assessments of value are highly subjective.

Tax Valuation Allowance

Estimates and judgments are required in the calculation of certain tax liabilities and in the determination of the recoverability of certain of the deferred tax assets, which arise from net operating losses, tax carryforwards and temporary differences between the tax and financial statement recognition of revenue and expense. SFAS No. 109, “Accounting for Income Taxes”, also requires that the deferred tax assets be reduced by a valuation allowance, if based on the weight of available evidence, it is more likely than not that some portion or all of the recorded deferred tax assets will not be realized in future periods.

In evaluating our ability to recover our deferred tax assets, in full or in part, we consider all available positive and negative evidence including our past operating results, the existence of cumulative losses in the most recent fiscal years and our forecast of future taxable income on a jurisdiction by jurisdiction basis. In determining future taxable income, we are responsible for assumptions utilized, including the amount of state, federal and international pre-tax operating income, the reversal of temporary differences and the implementation of feasible and prudent tax planning strategies. These assumptions require significant judgment about the forecasts of future taxable income and are consistent with the plans and estimates we use to manage the underlying businesses.

Based on estimates of future taxable profits and losses in certain foreign tax jurisdictions, we determined that a valuation allowance of $0.6 million was required for specific foreign tax loss carryforwards as of December 31, 2004. If these estimates prove inaccurate, a change in the valuation allowance, up or down, could be required in the future. We also recorded a total valuation allowance of $7.7 million related to the impairment of certain equity investments. The valuation was determined based on the uncertainty regarding our ability to generate sufficient capital gains to utilize both realized and unrealized capital losses during the loss carryforward period. A change in any of the investees’ financial health and/or stock price, or a change in our ability to utilize a potential capital loss, could require a change of valuation allowance in the future.

In addition, the calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax regulations in a multitude of jurisdictions. We recognize potential liabilities for anticipated tax audit issues in the U.S. and other tax jurisdictions based on our estimate of whether, and the extent to which, additional taxes and interest will be due. If events occur and the payment of these amounts ultimately proves to be unnecessary, the reversal of the liabilities would result in tax benefits being recognized in the period when we determine the liabilities are no longer necessary. If our estimate of tax liabilities proves to be less than the ultimate assessment, a further charge to expense would result.

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

Recently Issued Accounting Standards

In December 2003, the Financial Accounting Standards Board, or the FASB, issued SFAS No. 132 (Revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits”. Revised Statement No. 132 requires additional disclosures about the assets, obligations, cash flows and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. We have adopted the disclosure requirements of this statement.

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

In November 2003, during discussions on Emerging Issues Task Force, or EITF, 03-01, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” the EITF reached a consensus that requires quantitative and qualitative disclosures for debt and marketable equity securities classified as available-for-sale or held-to-maturity under SFAS No. 115 and SFAS No. 124 that are impaired at the balance sheet date but for which an other-than-temporary impairment has not been recognized. In September 2004, FASB Staff Position EITF 03-1-1 was issued to delay the effective date for the measurement and recognition guidance. This delay does not suspend the requirement to recognize other-than-temporary impairments as required by existing authoritative literature. We have adopted the disclosure requirements of EITF 03-01. Such adoption did not have a material impact on our financial position or results of operations.

In October 2004, the EITF finalized its consensuses on EITF 04-01, “Accounting for Preexisting Relationships between the Parties to a Business Combination”. The consensuses in EITF 04-01 provide guidance on how to account for the settlement of a preexisting relationship and how it affects the accounting of the business combination. EITF 04-01 is effective for business combinations consummated and goodwill impairment tests performed in reporting periods beginning after October 13, 2004. The adoption of this statement did not have a material impact on our financial statements.

In December 2004, the FASB issued SFAS No. 123 (Revised 2004) “Share-Based Payment” that will require compensation costs related to share-based payment transactions to be recognized in the financial statements. With limited exceptions, the amount of compensation cost will be measured based on the fair value on the date of grant of the equity or liability instruments issued. In addition, liability awards will be remeasured each reporting period. Compensation cost will be recognized over the period that an employee provides service in exchange for the award. SFAS No. 123 (Revised) is effective as of the beginning of the first interim reporting period that begins after June 15, 2005. We are currently evaluating the impact of the adoption of this statement on our financial statements.

In December 2004, the FASB issued SFAS No. 153, “Exchange of Nonmonetary Assets, an amendment of APB Opinion No. 29”. SFAS No. 153 replaces the exception from fair value measurement included in APB Opinion No. 29 for nonmonetary exchanges of similar productive assets with a general exception from fair value measurement for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This statement will be applied prospectively and is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. We do not believe adoption of this statement will have a material impact on our financial statements.

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

Potential Liability and Insurance

Drug development services involve the testing of new drugs on human volunteers pursuant to a study protocol. This testing exposes us to the risk of liability for personal injury or death to patients resulting from, among other things, possible unforeseen adverse side effects or improper administration of the new drug. Many of these patients are already seriously ill and are at risk of further illness or death. We attempt to manage our risk of liability for personal injury or death to patients from administration of products under study through measures such as stringent operating procedures, contractual indemnification provisions with clients and insurance. We monitor clinical trials in compliance with government regulations and guidelines. We have adopted global standard operating procedures intended to satisfy regulatory requirements in the United States and in many foreign countries and to serve as a tool for controlling and enhancing the quality of drug development services. The contractual indemnifications generally do not protect us against our own actions, such as gross negligence. We currently maintain professional liability insurance coverage with limits we believe are adequate and appropriate.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to foreign currency risk by virtue of our international operations. Approximately 20.3%, 23.2% and 27.6% of our net revenues for the years ended December 31, 2002, 2003 and 2004, respectively, were derived from operations outside the United States. Funds generated by each subsidiary are generally reinvested in the country where they are earned. Our operations in the United Kingdom generated more than 27.8% of our net revenue from international operations during 2004. Accordingly, we are exposed to adverse movements in the pound sterling and other foreign currencies.

The vast majority of our contracts are entered into by our United States or United Kingdom subsidiaries. The contracts entered into by the United States subsidiaries are almost always denominated in U.S. dollars. Contracts entered into by our United Kingdom subsidiaries are generally denominated in pounds sterling, U.S.

dollars or euros, but the majority of these contracts are in U.S. dollars. As a result of the weakening of the U.S. dollar relative to the euro and pound sterling during 2003, in January 2004 we began engaging in hedging activities in an effort to manage our potential foreign exchange exposure.

We do have some currency risk resulting from the passage of time between the invoicing of customers under contracts and the ultimate collection of customer payments against those invoices. If a contract is denominated in a currency other than the subsidiary’s local currency, we recognize a receivable at the time of invoicing for the local currency equivalent of the foreign currency invoice amount. Changes in exchange rates from the time the invoice is prepared and payment from the customer is received will result in our receiving either more or less in local currency than the local currency equivalent of the invoice amount at the time the invoice was prepared and the receivable established. We recognize this difference as a foreign currency transaction gain or loss, as applicable, and report it in other income, net. If exchange rates were to increase or decrease by 10% in the future, we do not expect this would have a material effect on our financial statements.

Our strategy for management of currency risk relies primarily on conducting our operations in a country’s currency, intercompany foreign currency denominated loans and may, from time to time, involve use of currency derivatives, primarily forward exchange contracts, to reduce our exposure to currency fluctuations. As of December 31, 2004, we had open foreign exchange derivative contracts with a face amount totaling $47.7 million to buy the local currencies of our foreign subsidiaries. The estimated fair value of the foreign currency derivative portfolio was $0.7 million recorded as a component of prepaid expenses and other current assets and $59,000 recorded as a component of other accrued expenses. The potential loss resulting from a hypothetical weakening of the U.S. dollar relative to the pound sterling and euro of 10% would have been approximately $6.7 million for the year ended December 31, 2004 based on 2004 revenues and the costs related to the United Kingdom. Because our foreign currency hedging activities would partially offset these potential losses, we do not expect that a 10% change in exchange rates in the future would have a material effect on our financial statements.

Changes in exchange rates between the applicable foreign currency and the U.S. dollar will affect the translation of foreign subsidiaries’ financial results into U.S. dollars for purposes of reporting our consolidated financial results. The process by which we translate each foreign subsidiary’s financial results to U.S. dollars is as follows:

•	we translate income statement accounts at average exchange rates for the period;

•	we translate balance sheet assets and liability accounts at end of period exchange rates; and

•	we translate equity accounts at historical exchange rates.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

Disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) are designed only to provide reasonable assurance that information to be disclosed in our Exchange Act Reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective to provide the reasonable assurance discussed above.

Internal Control Over Financial Reporting

No change in our internal control over financial reporting occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining effective internal control over financial reporting as defined in Rules 13a-15(f) under the Securities Exchange Act of 1934. Our internal control over financial reporting is designed to provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of published financial statements.

A control system, no matter how well designed and operated, can only provide reasonable, not absolute, assurance that the objectives of the control system are met and must reflect the fact that there are resource constraints that require management to consider the benefits of internal controls relative to their costs. Because of these inherent limitations, management does not expect that our internal controls over financial reporting will prevent all error and all fraud.

Management, with the participation of our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2004. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control– Integrated Framework. Based on our assessment, we believe that, as of December 31, 2004, our internal control over financial reporting was effective based on those criteria. Our independent registered public accounting firm, Deloitte & Touche LLP, has issued an attestation report on our assessment of our internal control over financial reporting, which appears below.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Pharmaceutical Product Development, Inc. and Subsidiaries

Wilmington, North Carolina

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Pharmaceutical Product Development, Inc. and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2004 of the Company and our report dated March 4, 2005 expressed an unqualified opinion on those financial statements.

/s/ DELOITTE & TOUCHE LLP
Raleigh, North Carolina
March 4, 2005

Item 9B. Other information

On March 1, 2005, the Company amended its compensatory arrangement for non-employee directors to provide that the annual restricted stock grants to non-employee directors will vest ninety percent on the first anniversary of the grant, five percent on the second anniversary and five percent on the third anniversary. A copy of the amended and restated non-employee director compensatory arrangement is attached to this report as Exhibit 10.209.

On March 1, 2005, in response to the FASB Statement No. 123(R), “Share-Based Payment”, the Company amended its Employee Stock Purchase Plan to provide that the price per share of the common stock offered to participants under the plan shall equal 95% of the fair market value of a share of common stock on the last day of each offering period. Previously, the price equaled 85% of the lower of the price on the first day and the last day of the offering period. FASB Statement 123(R) provides that this lower discount does not have to be reflected as compensation expense on our statements of income. A copy of the Amended and Restated Employee Stock Purchase Plan is attached to this report as Exhibit 10.86.

In December 2004, the Compensation Committee of our Board of Directors approved an increase in the annual base salary for Linda Baddour, our Chief Financial Officer, from $222,600 to $275,000. Ms. Baddour’s base salary was increased to be more competitive in the current market and to compensate her for substantial additional duties she assumed in 2004. The salary increase was effective January 1, 2005. In addition, on March 1, 2005, the Compensation Committee approved cash bonuses for the Company’s “Named Executive Officers,” as will be listed in our proxy statement for our 2005 annual meeting of shareholders. Based on Company and individual performance in 2004, the Committee approved the following bonuses: Chief Executive Officer Fred Eshelman, $600,000; President Fred Davenport, $225,000; Executive Vice President - Development Paul Covington, $160,000; Chief Financial Officer Linda Baddour, $150,000; and Executive Vice President - Global Clinical Operations Colin Shannon, $125,000. In addition, Senior Vice President - Global Business Development Frank Casieri will receive a discretionary cash bonus of $50,000 based on Company and individual performance in 2004.

PART III

Certain information required by Part III is omitted from this report because the Registrant intends to file a definitive proxy statement for its 2005 Annual Meeting of Shareholders to be held on May 18, 2005 (the “Proxy Statement”) within 120 days after the end of its fiscal year pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934, as amended, and the information included therein is incorporated herein by reference to the extent provided below.

Item 10. Directors and Executive Officers of the Registrant

The information required by Item 10 of Form 10-K concerning the Registrant’s executive officers is set forth under the heading “Executive Officers” located at the end of Part I of this Form 10-K.

The Board of Directors has determined that the members of the Finance and Audit Committee are independent as defined in Rule 4200(a)(15) of the National Association of Securities Dealers’ listing standards. The Board of Directors has also determined that Mr. Frederick Frank is an “audit committee financial expert” as defined in Item 401(h) of Regulation S-K.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth the indicated information as of December 31, 2004 with respect to our equity compensation plans:

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	(b) Weighted Average Exercise Price Of Outstanding Options, Warrants and Rights	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity Compensation Plans Approved by Security Holders	4,345,562	$31.39	4,498,102	(1)

Equity Compensation Plans Not Approved by Security Holders	0	0	0

Total	4,345,562	$31.39	4,498,102	(1)

(1)	This includes 3,931,773 shares of stock available for issuance under our 1995 Equity Compensation Plan and 566,329 shares available for issuance under our Employee Stock Purchase Plan.

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

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	Financial Statements

Our consolidated financial statements filed as part of this report are listed in the attached Index to Consolidated Financial Statements. There are no schedules to our consolidated financial statements.

(b)	Exhibits

Exhibit Number	Description	Registrant’s Form	Dated	Exhibit Number	Filed Herewith
2.1	—Plan of Merger to Merge PPD Subsidiary, Inc. with and into Pharmaceutical Product Development Clinical Research Unit, Inc. (“PPD-CRU”).	S-1	1/24/96	2.1

2.2	—Plan of Merger to Merge PPD-Europe, Inc. (“PPD Europe”) with and into the Registrant.	S-1	1/24/96	2.2

2.3	—Agreement and Plan of Reorganization, dated as of June 20, 1996, among the Registrant, Wilmington Merger Corp. and Applied Bioscience International Inc.	S-4	7/16/96	2.3

2.4	—Stock and Asset Master Purchase Agreement by and among Huntingdon International Holdings plc, Huntingdon Life Sciences Inc., Applied Bioscience International Inc. and Pharmaco LSR International Inc., dated as of November 1, 1995, incorporated by reference to Exhibit 2 to Applied Bioscience International Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 6, 1996.	S-4	7/16/96	2.4

2.5	—Stock Purchase Agreement among Applied Bioscience International Inc., PPD UK Holdings Limited and Environ Holdings Inc. for the acquisition of all the capital stock of APBI Environmental Sciences Group, Inc., Environmental Assessment Group Limited and Environ International Limited, dated January 31, 1999.	S-4	7/16/96	2.5

2.8	—Agreement and Plan of Reorganization dated January 28, 2002, by and among Pharmaceutical Product Development, Inc., Subsidiary No. 8, LLC and Medical Research Laboratories International, Inc.	8-K	2/19/02	2.8

2.9	—Share Purchase Agreement among Pharmaceutical Product Development, Inc., PPD UK Holdings Limited, Evan A. Stein, M.D., Ph.D. and MRL Select Ltd. Co.	8-K	2/19/02	2.9

2.10	—Asset Purchase Agreement dated January 14, 2005 relating to the purchase of the biomarker business from SurroMed, Inc.	8-K	2/7/05	99.1

3.1	—Restated Articles of Incorporation.	S-4	7/16/96	3.1

3.2	—Amended and Restated Bylaws.	S-4	7/16/96	3.2

10.35	—Lease, dated January 26, 1994, by and between Michael James Lawton, Jeffrey William Ware, Prudential Nominees Limited and Gabbay Group Limited.	S-1	1/24/96	10.35

10.39	—Lease Agreement, dated as of October 25, 1995, by and between PPD-CRU and Perimeter Park West Associates Limited Partnership.	S-1	1/24/96	10.39

10.55	—Lease made January 23, 1996 between PPD-CRU and Western Center Properties, Inc.	S-1	1/24/96	10.55

10.59	—First Amendment dated May 20, 1999 to Lease Agreement, dated October 25, 1995, between PPD Development and Perimeter Park West Associates Limited Partnership.	S-4	7/16/96	10.59

Exhibit Number	Description	Registrant’s Form	Dated	Exhibit Number	Filed Herewith
10.60	—First, Second and Third Amendments to Lease Agreement, dated March 25, 1996, between PPD and BBC Family Limited Partnership.	S-4	7/16/96	10.60

10.61	—Lease Agreement, dated March 25, 1996, between PPD and BBC Family Limited Partnership.	S-4/A	8/20/96	10.61

10.71	—Lease Agreement by and between ABI (TX) QRS 12-11, Inc. and Pharmaco LSR International Inc., incorporated by reference to Exhibit 10.43 to Applied Bioscience International Inc.’s Annual Report on Form 10-K for the year ended December 31, 1995.	10-K	3/26/97	10.71

10.86	—Pharmaceutical Product Development, Inc. Employee Stock Purchase Plan, dated March 1, 2005.	10-K			X

10.87	—Amendment to Employee Stock Purchase Plan, dated June 21, 1997.	10-Q	8/14/97	10.87

10.88	—Amendment to Stock Option Plan for Non-Employee Directors, dated May 15, 1997.	10-Q	8/14/97	10.88

10.90	—Employment Agreement, effective July 1, 1997, between Pharmaceutical Product Development, Inc. and Fredric N. Eshelman.	10-Q	11/13/97	10.90

10.93	—Lease Agreement dated July 9, 1997, between Weeks Realty, Inc. and PPD Pharmaco, Inc.	10-Q	11/13/97	10.93

10.110	—Amendment to Employee Stock Purchase Plan, dated March 2, 1998.	10-K	3/27/98	10.110

10.114	—Lease Agreement dated June 26, 1998 between Weeks Realty Limited Partnership and PPD Pharmaco, Inc.	10-Q	8/13/98	10.114

10.116	—First Amendment to Lease Agreement dated September 28, 1998, between PPD Pharmaco, Inc. and Weeks Realty, Inc.	10-Q	11/13/98	10.116

10.117	—Lease Agreement dated September 15, 1998 between PPD Pharmaco, Inc. and BBC Family Limited Partnership.	10-Q	11/13/98	10.117

10.118	—Lease Agreement dated December 16, 1998 between PPD Pharmaco, Inc. and Weeks Realty Limited Partnership.	10-K	3/4/99	10.118

10.119	—Employment Agreement dated January 1, 1999 between Pharmaceutical Product Development, Inc. and David R. Williams.	10-K	3/4/99	10.119

10.124	—Stock Purchase Agreement dated February 1, 1999 between PPGx, Inc. and Pharmaceutical Product Development, Inc.	10-K	3/4/99	10.124

10.131	—Amendment, dated April 14, 1999, to Lease Agreement dated September 15, 1998 between PPD Pharmaco, Inc. and BBC Family Limited Partnership.	10-Q	8/13/99	10.131

10.132	—Amendment, dated April 14, 1999, to Lease Agreement dated March 25, 1996 between PPD and BBC Family Limited Partnership.	10-Q	8/13/99	10.132

10.133	—Fourth Amendment, dated July 6, 1999, to Lease Agreement dated July 9, 1997 between PPD Development, Inc. (formerly known as PPD Pharmaco, Inc.) and Weeks Realty, L.P.	10-Q	11/15/99	10.133

10.145	—Third Amendment to Employee Stock Purchase Plan, dated June 21, 1997.	10-Q	8/11/00	10.145

10.158	—Deferred Compensation Plan dated February 1, 2001.	10-K	3/13/01	10.158

10.162	—Severance Agreement dated January 1, 2001, between Pharmaceutical Product Development, Inc. and various individuals.	10-K			X

Exhibit Number	Description	Registrant’s Form	Dated	Exhibit Number	Filed Herewith
10.164	—First Amendment, dated January 28, 1998, to Lease Agreement dated July 9, 1997 between PPD Development, Inc. (formerly known as PPD Pharmaco, Inc.) and Weeks Realty, L.P.	10-K	3/13/01	10.164

10.165	—Second Amendment, dated June 26, 1998, to Lease Agreement dated July 9, 1997 between PPD Development, Inc. (formerly known as PPD Pharmaco, Inc.) and Weeks Realty, L.P.	10-K	3/13/01	10.165

10.166	—Third Amendment, dated February 18, 1999, to Lease Agreement dated July 9, 1997 between PPD Development, Inc. (formerly known as PPD Pharmaco, Inc.) and Weeks Realty, L.P.	10-K	3/13/01	10.166

10.167	—First Amendment, dated February 28, 2000, to Lease Agreement dated December 16, 1998 between PPD Development, Inc. and Duke-Weeks Realty, L.P.	10-K	3/13/01	10.167

10.170	—Employment Agreement dated July 9, 2001 between Pharmaceutical Product Development, Inc. and Brainard Judd Hartman.	10-Q	8/1/01	10.170

10.176	—Employment Agreement dated January 15, 2002, between Pharmaceutical Product Development, Inc. and Fred B. Davenport, Jr.	10-K	2/20/02	10.176

10.177	—Employment Agreement dated January 15, 2002, between Pharmaceutical Product Development, Inc. and Paul S. Covington.	10-K	2/20/02	10.177

10.181	—Employment Agreement dated May 16, 2002, between Pharmaceutical Product Development, Inc. and Linda Baddour.	10-Q	8/13/02	10.181

10.182	—Employment Agreement dated May 1, 2002, between PPD Development, LP and W. Richard Staub.	10-Q	8/13/02	10.182

10.183	—Termination Agreement dated April 30, 2002, between PPD Development, LLC and Francis J. Casieri.	10-Q	8/13/02	10.183

10.186	—Loan Agreement dated July 25, 2002 between Pharmaceutical Product Development, Inc. and Bank of America, N.A.	10-Q	8/13/02	10.186

10.187	—Deferred Compensation Plan for Directors dated June 15, 2002.	10-Q	8/13/02	10.187

10.188	—Lease Agreement dated October 12, 1994 between Evan A. Stein, M.D., Ph.D. and Medical Research Laboratories.	10-Q	8/13/02	10.188

10.189	—Lease Agreement dated July 1, 2001 between Brandywine Grande C,L.P. and PPD Development, LLC.	10-Q	8/13/02	10.189

10.190	—Amended and Restated Deferred Compensation Plan dated July 1, 2002.	10-Q	11/13/02	10.190

10.191	—Second Amendment, dated October 1, 2002, to Lease Agreement dated June 26, 1998 between PPD Development, Inc. (formerly PPD Pharmaco, Inc.) and Duke Realty Limited Partnership (formerly Weeks Realty, L.P.).	10-Q	11/13/02	10.191

10.192	—Fifth Amendment, dated October 1, 2002, to Lease Agreement dated July 9, 1997 between PPD Development, Inc. and Duke Realty Limited Partnership (formerly Weeks Realty, L.P.).	10-Q	11/13/02	10.192

Exhibit Number	Description	Registrant’s Form	Dated	Exhibit Number	Filed Herewith
10.193	—Second Amendment, dated October 1, 2002, to Lease Agreement dated December 16, 1998 between PPD Development, Inc. and Duke Realty Limited Partnership (formerly Weeks Realty, L.P.).	10-Q	11/13/02	10.193

10.194	—First Amendment, dated June 1, 2002, to Employment Agreement dated May 1, 2002, between PPD Development, LP and W. Richard Staub.	10-Q	11/13/02	10.194

10.197	—First Amendment to Loan Agreement dated July 1, 2003, between Pharmaceutical Product Development, Inc. and Bank of America, N.A.	10-Q	8/6/03	10.197

10.198	—Second Amendment, dated January 1, 2003, to Employment Agreement dated May 1, 2002, between PPD Development, LP and W. Richard Staub.	10-Q	8/6/03	10.198

10.199	—Loan Agreement dated July 1, 2003, by and among Spotlight Health, Inc., Pharmaceutical Product Development, Inc. and Bank of America, N.A.	10-Q	8/6/03	10.199

10.200	—Pharmaceutical Product Development, Inc. Equity Compensation Plan as amended and restated effective May 14, 2003.	Proxy	3/28/03	10.200

10.201^	—Termination and License Agreement dated as of December 18, 2003 by and among Eli Lilly and Company, Pharmaceutical Product Development, Inc., GenuPro, Inc. and APBI Holdings, LLC.	10-K	2/19/04	10.201

10.202^	—License Agreement dated January 2, 2001 by and among Pharmaceutical Product Development, Inc., GenuPro, Inc. and ALZA Corporation.	10-K	2/19/04	10.202

10.203^	—Amendment No. 1 to License Agreement dated as of December 26, 2003 by and among Pharmaceutical Product Development, Inc., GenuPro, Inc. and ALZA Corporation.	10-K	2/19/04	10.203

10.204^	—Collaboration Agreement dated as of November 19, 2003 by and between Syrrx, Inc, Development Partners, LLC and Pharmaceutical Product Development, Inc.	10-K	2/19/04	10.204

10.205	—Termination Agreement dated June 25, 2004, between PPD Development, LP and W. Richard Staub.	10-Q	8/3/04	10.205

10.206	—Second Amendment to Loan Agreement dated July 1, 2004, between Pharmaceutical Product Development, Inc. and Bank of America, N.A.	10-Q	8/3/04	10.206

10.207	—First Amendment dated July 1, 2004, to Loan Agreement by and among Spotlight Health, Inc., Pharmaceutical Product Development, Inc. and Bank of America, N.A.	10-Q	11/3/04	10.207

10.208	—Employment Agreement dated July 16, 2004, between PPD Development, LP and Colin Shannon.	10-Q	11/3/04	10.208

10.209	—Non-Employee Director Compensation, Amended and Restated March 1, 2005	10-K			X

10.210	—Amended and Restated Employment Agreement dated January 14, 2005 between PPD Development, LP and Francis J. Casieri	8-K	1/21/05	10.210

10.211	—Aircraft Purchase Agreement dated February 2, 2005 relating to the purchase of an aircraft from Krispy Kreme Doughnut Corporation.	8-K	2/7/05	99.1

10.212	—Lease agreement dated June 18, 2004, between Met Center Partners-6, Ltd. And PPD Development, LP				X

Exhibit Number	Description	Registrant’s Form	Dated	Exhibit Number	Filed Herewith
21	—Subsidiaries of the Registrant.				X

23.1	—Consent of Deloitte & Touche LLP				X

31.1	—Certification of the Chief Executive Officer pursuant to Rule 13a-14(a).				X

31.2	—Certification of the Chief Financial Officer pursuant to Rule 13a-14(a).				X

32.1	—Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Chief Executive Officer.				X

32.2	—Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Chief Financial Officer.				X

Exhibit 10.162 has been updated to include Edward J. Murray, to reflect amendments to Linda Baddour’s severance, to delete David R. Williams and to add welfare benefit information.

^	Confidential treatment requested for portions of this exhibit.

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Pharmaceutical Product Development, Inc. and Subsidiaries

Wilmington, North Carolina

We have audited the accompanying consolidated balance sheets of Pharmaceutical Product Development, Inc. and subsidiaries (the “Company”) as of December 31, 2004 and 2003, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Pharmaceutical Product Development, Inc. and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 4, 2005 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting based on our audits.

/s/ DELOITTE & TOUCHE LLP
Raleigh, North Carolina

March 4, 2005

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2002, 2003 AND 2004

(in thousands, except per share data)

	2002	2003	2004
Development revenues	$545,139	$654,019	$759,629
Discovery sciences revenues	17,510	15,479	14,311
Reimbursed out-of-pockets	46,008	57,485	67,316

Net revenues	608,657	726,983	841,256

Direct costs - Development	261,169	316,942	376,439
Direct costs - Discovery sciences	7,831	7,741	5,491
Reimbursable out-of-pocket expenses	46,008	57,485	67,316
Research and development expenses	10,540	74,941	15,852
Selling, general and administrative expenses	150,607	166,253	195,752
Depreciation	23,189	26,968	28,609
Amortization	1,042	1,633	1,245
Gain on sale of assets	(174)	(5,738)	(82)
Restructuring charges	—	1,917	2,619

	500,212	648,142	693,241

Operating income	108,445	78,841	148,015

Interest:
Income	2,887	2,257	2,517
Expense	(689)	(769)	(516)

Interest income, net	2,198	1,488	2,001

Impairment of equity investments, net	(33,787)	(10,078)	(2,000)
Other income, net	1,791	994	1,829

Income before provision for income taxes	78,647	71,245	149,845
Provision for income taxes	38,645	24,935	50,957

Income before equity in net loss of investee	40,002	46,310	98,888
Equity in net loss of investee, net of income taxes	105	—	—

Net income	$39,897	$46,310	$98,888

Net income per common share:
Basic	$0.73	$0.83	$1.75

Diluted	$0.72	$0.82	$1.74

Weighted average number of common shares outstanding:
Basic	54,710	55,774	56,348
Dilutive effect of stock options	633	512	556

Diluted	55,343	56,286	56,904

The accompanying notes are an integral part of these consolidated financial statements.

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2003 AND 2004

(in thousands, except share data)

	2003	2004
Assets

Current assets
Cash and cash equivalents	$60,677	$144,348
Short-term investments	49,425	105,020
Accounts receivable and unbilled services, net	245,700	265,067
Income tax receivable	253	6,321
Investigator advances	13,660	15,251
Prepaid expenses and other current assets	19,192	28,189
Deferred tax asset	12,441	10,867

Total current assets	401,348	575,063

Property and equipment, net	112,143	136,501
Goodwill	178,076	179,781
Investments	61,371	66,658
Intangible assets	2,007	3,895
Other assets	841	929
Long-term deferred tax asset	23,395	12,374

Total assets	$779,181	$975,201

Liabilities and Shareholders’ Equity

Current liabilities
Accounts payable	$15,243	$12,863
Payables to investigators	31,976	43,726
Accrued income taxes	7,672	5,118
Other accrued expenses	63,749	101,714
Deferred tax liability	74	770
Unearned income	124,651	153,170
Current maturities of long-term debt and capital lease obligations	1,381	599

Total current liabilities	244,746	317,960

Long-term debt and capital lease obligations, less current maturities	6,281	6,371
Deferred rent and other	5,461	5,267
Accrued additional pension liability	9,859	9,923
Long-term deferred tax liability	313	370

Total liabilities	266,660	339,891

Commitments and contingencies (Notes 8 and 13)

Shareholders’ equity
Common stock, $0.10 par value, 95,000,000 shares authorized; 56,050,036 and 56,618,201 shares issued and outstanding, respectively	5,605	5,662
Paid-in capital	278,057	293,200
Retained earnings	226,381	325,269
Accumulated other comprehensive income	2,478	11,179

Total shareholders’ equity	512,521	635,310

Total liabilities and shareholders’ equity	$779,181	$975,201

The accompanying notes are an integral part of these consolidated financial statements.

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2002, 2003 AND 2004

(in thousands)

	Common Shares	Par Value	Paid-in Capital	Retained Earnings	Deferred Compensation	Accumulated Other Comprehensive Loss	Total	Comprehensive Income
Balance January 1, 2002	51,930	$5,193	$164,162	$140,174	$(966)	$(5,928)	$302,635
Net income				39,897			39,897	$39,897
Other comprehensive income (loss):
Translation adjustments						4,935	4,935	4,935
Minimum pension liability, net of tax of $(2,372)						(5,533)	(5,533)	(5,533)
Unrealized loss on investment, net of tax of $0						(1,939)	(1,939)	(1,939)

Comprehensive income								$37,360

Issuance of common shares for exercise of stock options and employee stock purchase plan	461	46	7,478				7,524
Issuance of shares in connection with acquisitions	3,060	306	90,339				90,645
Income tax benefit from exercise of stock options			1,870				1,870
Deferred stock compensation forfeited	(15)	(1)	(349)		350		—
Shareholder contribution			54				54
Amortization of stock compensation					249		249

Balance December 31, 2002	55,436	5,544	263,554	180,071	(367)	(8,465)	440,337
Net income				46,310			46,310	$46,310
Other comprehensive income (loss):
Translation adjustments						9,691	9,691	9,691
Minimum pension liability, net of tax of $(326)						(687)	(687)	(687)
Reclassification adjustment for investment loss included in net income, net of tax of $0						1,939	1,939	1,939

Comprehensive income								$57,253

Issuance of common shares for exercise of stock options and employee stock purchase plan	614	61	9,643				9,704
Income tax benefit from exercise of stock options			4,860				4,860
Amortization of stock compensation					367		367

Balance December 31, 2003	56,050	5,605	278,057	226,381	0	2,478	512,521
Net income				98,888			98,888	$98,888
Other comprehensive income (loss):
Translation adjustments						6,205	6,205	6,205
Minimum pension liability, net of tax of $200						467	467	467
Change in fair value on hedging transaction, net of tax of $997						2,296	2,296	2,296
Reclassification adjustment for hedging results included in direct costs, net of tax of $(807)						(1,883)	(1,883)	(1,883)
Unrealized gain on investment, net of tax of $0						1,616	1,616	1,616

Comprehensive income								$107,589

Issuance of common shares for exercise of stock options and employee stock purchase plan	568	57	12,088				12,145
Income tax benefit from exercise of stock options			3,055				3,055

Balance December 31, 2004	56,618	$5,662	$293,200	$325,269	$0	$11,179	$635,310

The accompanying notes are an integral part of these consolidated financial statements.

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2002, 2003 AND 2004

(in thousands)

	2002	2003	2004
Cash flows from operating activities:
Net income	$39,897	$46,310	$98,888
Adjustments to reconcile net income to net cash provided by operating activities:
Impairment of investments	33,787	10,159	2,000
Restructuring charges	—	1,917	2,619
Depreciation and amortization	24,231	28,601	29,854
Stock compensation amortization	249	367	—
Provision for doubtful accounts	342	284	1,188
Equity in net loss of investee	119	—	—
Gain on sale of assets and investments	(174)	(5,738)	(82)
(Benefit) provision for deferred income taxes	(1,565)	(25,265)	12,949
Loss on disposition of property and equipment	60	295	205
Change in operating assets and liabilities, net of acquisitions:
Accounts receivable and unbilled services, net	(51,295)	(39,256)	(16,138)
Prepaid expenses and investigator advances	(3,213)	(11,722)	(9,437)
Current income taxes	3,998	(305)	(5,934)
Other assets	15	158	(72)
Accounts payable, other accrued expenses and deferred rent	16,519	(5,341)	27,834
Payable to investigators	12,657	11,330	10,748
Unearned income	30,165	1,781	24,652

Net cash provided by operating activities	105,792	13,575	179,274

Cash flows from investing activities:
Purchases of property and equipment	(34,496)	(31,693)	(48,583)
Proceeds from sale of property and equipment	114	274	319
Acquisition of intangible assets	(2,000)	—	(2,500)
Purchases of available-for-sale investments	(164,934)	(1,232,313)	(976,993)
Maturities and sales of available-for-sale investments	206,954	1,215,713	921,398
Cash received from repayment of note receivable	17,000	500	—
Purchases of investments	(8,793)	(40,457)	(5,671)
Cash (paid) refunded related to businesses acquired, net of cash acquired	(50,579)	(25,873)	1,450

Net cash used in investing activities	(36,734)	(113,849)	(110,580)

Cash flows from financing activities:
Principal repayments on long-term debt	(166)	(973)	(353)
Proceeds from long-term debt	1,464	—	—
Repayment of capital lease obligations	(2,741)	(1,766)	(830)
Proceeds from exercise of stock options and employee stock purchase plan	7,524	9,704	12,145

Net cash provided by financing activities	6,081	6,965	10,962

Effect of exchange rate changes on cash and cash equivalents	4,932	5,587	4,015

Net increase (decrease) in cash and cash equivalents	80,071	(87,722)	83,671
Cash and cash equivalents, beginning of the year	68,328	148,399	60,677

Cash and cash equivalents, end of the year	$148,399	$60,677	$144,348

The accompanying notes are an integral part of these consolidated financial statements.

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2002, 2003 AND 2004

1. Summary of Operations and Significant Accounting Policies:

Nature of Business

Pharmaceutical Product Development, Inc. and its subsidiaries (collectively the “Company”) provide a broad range of research and development and consulting services in the development and discovery sciences segments. In the development segment, the Company provides services, which include preclinical programs and Phase I to Phase IV clinical development. In addition, for drugs that have received approval for market use, the Company also offers post-market support services such as product launch services, patient compliance programs, disease registry programs and medical communications programs for consumer and healthcare providers on product use and adverse events. The discovery sciences services include preclinical evaluations of anticancer therapies and compound partnering arrangements associated with the development and commercialization of potential drug products. The Company provides services to clients in the pharmaceutical, biotechnology and medical device industries and to the United States government and other industries. The Company markets its development services primarily in the United States and Europe. The Company’s discovery sciences revenues have all been generated in the United States.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts and results of operations of the Company. All intercompany balances and transactions have been eliminated in consolidation.

Recent Accounting Pronouncements

In December 2003, the Financial Accounting Standards Board, or the FASB, issued SFAS No. 132 (Revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits”. Revised Statement No. 132 requires additional disclosures about the assets, obligations, cash flows and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. The Company has adopted the disclosure requirements of this statement.

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

In November 2003, during discussions on Emerging Issues Task Force, or EITF, 03-01, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” the EITF reached a consensus that requires quantitative and qualitative disclosures for debt and marketable equity securities classified as available-for-sale or held-to-maturity under SFAS No. 115 and SFAS No. 124 that are impaired at the balance sheet date but for which an other-than-temporary impairment has not been recognized. In September 2004, FASB Staff Position EITF Issue 03-1-1 was issued to delay the effective date for the measurement and recognition guidance. This delay does not suspend the requirement to recognize other-than-temporary impairments as required by existing authoritative literature. The Company has adopted the disclosure requirements of EITF 03-01. Such adoption did not have a material impact on the Company’s financial position or results of operations.

In October 2004, the EITF finalized its consensuses on EITF 04-01, “Accounting for Preexisting Relationships between the Parties to a Business Combination”. The consensuses in EITF 04-01 provide guidance on how to account for the settlement of a preexisting relationship and how it affects the accounting of the business combination. EITF 04-01 is effective for business combinations consummated and goodwill impairment tests performed in reporting periods beginning after October 13, 2004. The adoption of this statement did not have a material impact on the Company’s financial statements.

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2002, 2003 AND 2004

1. Summary of Operations and Significant Accounting Policies (continued):

Recent Accounting Pronouncements (continued)

In December 2004, the FASB issued SFAS No. 123 (Revised 2004) “Share-Based Payment” that will require compensation costs related to share-based payment transactions to be recognized in the financial statements. With limited exceptions, the amount of compensation cost will be measured based on the fair value on the date of grant of the equity or liability instruments issued. In addition, liability awards will be remeasured each reporting period. Compensation cost will be recognized over the period that an employee provides service in exchange for the award. SFAS No. 123 (Revised) is effective as of the beginning of the first interim reporting period that begins after June 15, 2005. The Company is currently evaluating the impact of the adoption of this statement on the Company’s financial statements.

In December 2004, the FASB issued SFAS No. 153, “Exchange of Nonmonetary Assets, an amendment of APB Opinion No. 29”. SFAS No. 153 replaces the exception from fair value measurement included in APB Opinion No. 29 for nonmonetary exchanges of similar productive assets with a general exception from fair value measurement for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This statement will be applied prospectively and is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Company does not believe adoption of this statement will have a material impact on the Company’s financial statements.

Revenue Recognition

The Company records revenue from fixed-price contracts on a proportional performance basis in its Development Group. To measure performance on a given date, the Company compares direct costs incurred through that date to estimated total contract direct costs. The Company believes this is the best indicator of the performance of the contractual obligations because the costs relate primarily to the amount of labor incurred to perform the service. Changes to the estimated total contract direct costs result in a cumulative adjustment to the amount of revenue recognized. For time-and-material contracts in both Development Group and Discovery Sciences Group, the Company recognizes revenues as hours are worked, multiplied by the applicable hourly rate. For the Company’s Phase I and laboratory businesses, the Company recognizes revenues from unitized contracts as subjects or samples are tested, multiplied by the applicable unit price.

In connection with the management of multi-site clinical trials, the Company pays, on behalf of its customers, fees to investigators and test subjects as well as other out-of-pocket costs for items such as travel, printing, meetings and couriers. The clients reimburse the Company for these costs. As required by EITF 01-14, amounts paid by the Company as a principal for out-of-pocket costs are included in direct costs as reimbursable out-of-pocket expenses and the reimbursements the Company receives as a principal are reported as reimbursed out-of-pocket revenue. In the statements of operations, the Company combines amounts paid by the Company as an agent for out-of-pocket costs with the corresponding reimbursements, or revenue, the Company receives as an agent. During the years ended December 31, 2002, 2003 and 2004, fees paid to investigators and other fees the Company paid as an agent and the associated reimbursements were approximately $157.5 million, $172.5 million and $226.9 million, respectively.

Most of the contracts for the Development Group can be terminated by the Company’s clients either immediately or after a specified period following notice by the client. These contracts typically require payment to the Company of expenses to wind down a study, fees earned to date, and in some cases, a termination fee or some portion of the fees or profit that the Company could have been earned under the contract if it had not been terminated early. Therefore, revenue recognized prior to cancellation does not generally require a significant adjustment upon cancellation. If the Company determines that a loss will result from the performance of a fixed-price contract, the entire amount of the estimated loss is charged against income in the period in which such determination is made.

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2002, 2003 AND 2004

1. Summary of Operations and Significant Accounting Policies (continued):

Revenue Recognition (continued)

The Discovery Sciences Group also generates revenue from time to time in the form of milestone payments in connection with licensing of compounds. Milestone payments are only recognized as revenue if the specified milestone is achieved and accepted by the customer, payment is received and continued performance of future research and development services related to that milestone are not required.

Cash and Cash Equivalents

Cash and cash equivalents consist of unrestricted cash accounts that are not subject to withdrawal restrictions or penalties and all highly liquid investments rated A or better by Standard & Poor’s or Moody’s and that have a maturity of three months or less at the date of purchase.

Supplemental cash flow information consisted of the following:

	Year Ended December 31,
(in thousands)	2002	2003	2004
Cash paid for interest	$734	$784	$527

Cash paid for income taxes, net	$36,314	$44,950	$45,743

Payables to Investigators and Investigator Advances

Billings and payments to investigators are based on predetermined contractual agreements that can differ from the accrual of the related costs. Investigator costs are recognized based upon the status of the work completed as a percentage of the total procedures required under the contract or based on patient enrollment over the term of the contract. Payments made in excess of the accrued costs are classified as investigator advances and accrued costs in excess of amounts paid are classified as payables to investigators in the consolidated balance sheets.

Inventory

Inventories, which consist principally of laboratory supplies, are valued at the lower of cost (first-in, first-out method) or market. Inventories totaling $2.0 million and $2.2 million as of December 31, 2003 and 2004, respectively, were included in prepaid expenses and other current assets.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. Depreciation is recorded using the straight-line method, based on estimated useful lives of 40 to 50 years for buildings, five years for laboratory equipment, two to five years for software, computers and related equipment and five to ten years for furniture and equipment, except for the airplanes which are being depreciated over 30 years. Leasehold improvements are depreciated over the shorter of the respective lives of the leases or the useful lives of the improvements. Property under capital leases is depreciated over the life of the lease or the service life, whichever is shorter.

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

FOR THE YEARS ENDED DECEMBER 31, 2002, 2003 AND 2004

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

Realizability of Carrying Value of Long-Lived Assets

The Company reviews the recoverability of long-lived and finite-lived intangible assets when circumstances indicate that the carrying amount of assets may not be recoverable. This evaluation is based on various analyses including undiscounted cash flow projections. In the event undiscounted cash flow projections indicate an impairment, the Company would record an impairment based on the fair value of the assets at the date of the impairment. No impairments of long-lived assets were recorded in 2002 and 2003. In 2004, the Company recorded an impairment of property and equipment of approximately $0.5 million related to the restructuring charge associated with exiting the chemistry facility in Research Triangle Park, North Carolina.

Short-term Investments

The Company has short-term investments in Auction Rate Securities, or ARS. ARS generally have long-term stated maturities of 20 to 30 years. However, these securities have certain economic characteristics of short-term investments due to a rate-setting mechanism and the ability to liquidate them through a Dutch auction process that occurs on pre-determined intervals of less than 90 days. As such, these investments are classified as short-term investments. The Company’s short-term investments are classified as available-for-sale securities due to management’s intent regarding these securities. As of December 31, 2003 and 2004, there were no unrealized gains or losses associated with these investments and the adjusted fair market value equaled the adjusted cost. ARS, totaling $49.4 million as of December 31, 2003 which were previously recorded as cash and cash equivalents due to their liquidity and pricing reset feature, have been included in short-term investments in the accompanying financial statements. Prior period information was reclassified to conform to the current year presentation. This change in classification had no effect on total current assets, total assets, net income or cash flows from operating activities of the Company.

Investments

The Company has equity investments in publicly traded entities. Investments in publicly traded entities are classified as available-for-sale securities and are measured at market value. The Company records net unrealized gains or losses associated with investments in publicly traded entities as a component of shareholders’ equity until they are realized or an other-than-temporary decline has occurred. The market value of the Company’s equity investments in publicly traded entities is based on the closing price as quoted by the applicable stock exchange or association at the end of the reporting period. As of December 31, 2004, gross unrealized gains were $1.6 million and gross unrealized losses were $0. As of December 31, 2003, there were no unrealized gains or losses. The Company’s equity investments are classified as long-term assets due to management’s intent to hold these securities for more than 12 months.

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2002, 2003 AND 2004

1. Summary of Operations and Significant Accounting Policies (continued):

Investments (continued)

The Company also has investments in privately held entities in the form of equity and convertible debt instruments that are not publicly traded and for which fair values are not readily determinable. The Company records all of its investments in private entities under the cost method of accounting. The Company assesses the net realizable value of these entities on a quarterly basis to determine if there has been a decline in the fair value of these entities, and if so, if the decline is other than temporary. This quarterly review includes an evaluation of, among other things, the market condition of the overall industry, historical and projected financial performance, expected cash needs and recent funding events. The Company’s investments consist of equity investments in private entities for which fair values are not readily determinable. The Company assesses its investment portfolio on a quarterly basis for impairment; however for non-marketable equity securities, the impairment analysis requires significant judgment to identify events or circumstances that would likely have a significant adverse effect on the fair value of the investment.

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

The Company’s clients are primarily pharmaceutical and biotechnology companies. No single client accounted for more than 10% of the Company’s net revenue in 2002, 2003 or 2004. Concentrations of credit risk with respect to accounts receivable are limited to a degree due to the large number of clients comprising the Company’s client base. The Company performs ongoing credit evaluations of clients’ financial condition and, generally, does not require collateral. The Company maintains reserves for potential credit losses and these losses, in the aggregate, have historically not exceeded estimates.

The Company’s cash equivalents consist principally of commercial paper. Bank deposits exceed the FDIC insurance limit. Based on the nature of the financial instruments and/or historical realization of these financial instruments, the Company believes they bear minimal credit risk.

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2002, 2003 AND 2004

1. Summary of Operations and Significant Accounting Policies (continued):

Comprehensive Income

The Company has elected to present comprehensive income and its components in the Statements of Shareholders’ Equity. The components of comprehensive income (loss) are net income and all other non-owner changes in equity.

The balances in accumulated other comprehensive (loss) income were as follows:

	December 31,
(in thousands)	2003	2004
Translation adjustment	$8,698	$14,903
Minimum pension liability, net of tax	(6,220)	(5,753)
Fair value of hedging transaction, net of tax	—	413
Unrealized loss on investment	—	1,616

Total	$2,478	$11,179

Foreign Currency Translations and Transactions

Assets and liabilities of foreign operations, where the functional currency is the local currency, are translated into U.S. dollars at the rate of exchange at each reporting date. Income and expenses are translated at the average rates of exchange prevailing during the month in which a transaction occurs. Gains or losses from translating foreign currency financial statements are recorded in other comprehensive income. The cumulative translation adjustment included in other comprehensive income for the years ended December 31, 2002, 2003 and 2004 totaled $4.9 million, $9.7 million and $6.2 million, respectively. Foreign currency transaction gains and losses are not material and are included in other income, net.

Earnings Per Share

The computation of basic income per share information is based on the weighted average number of common shares outstanding during the year. The computation of diluted income per share information is based on the weighted average number of common shares outstanding during the year plus the effects of any dilutive common stock equivalents. Excluded from the calculation of earnings per diluted share were 387,999; 743,715 and 252,546 shares during 2002, 2003 and 2004, respectively, because they were antidilutive.

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

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2002, 2003 AND 2004

1. Summary of Operations and Significant Accounting Policies (continued):

Stock-Based Compensation (continued)

The Company has adopted the disclosure requirements of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” and Statement of Financial Accounting Standards No. 148, “Accounting for Stock Based Compensation - Transition and Disclosure - an Amendment of FASB Statement No. 123”, which requires compensation expense to be disclosed in the notes based on the fair value of the options granted at the date of the grant. Had compensation cost for the Company’s stock option plan been determined based on the fair value at the grant dates for awards under the plan consistent with the method required by SFAS No. 123, the Company’s net income and diluted net income per common share would have been the pro forma amounts indicated below.

	Year Ended December 31,
(in thousands, except per share data)	2002	2003	2004
Net income, as reported	$39,897	$46,310	$98,888
Less: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(6,216)	(4,900)	(7,204)

Pro forma net income	$33,681	$41,410	$91,684

Net income per share:
Basic – as reported	$0.73	$0.83	$1.75
Basic – pro forma	$0.62	$0.74	$1.63

Diluted – as reported	$0.72	$0.82	$1.74
Diluted – pro forma	$0.61	$0.74	$1.61

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Year Ended December 31,
	2002	2003	2004
Weighted-average fair value of options granted	$13.53	$9.96	$15.72
Expected lives (years)	5.00	5.00	5.00
Dividend yield (%)	0.00	0.00	0.00
Risk-free interest rate (%)	2.78	3.25	3.63
Expected volatility (%)	57.47	41.22	53.99

All options granted during the years ended December 31, 2002, 2003 and 2004 were granted with an exercise price equal to the fair value of the Company’s common stock at the grant date. The estimated pro forma amounts include the compensation cost for the Company’s Employee Stock Purchase Plan based on the fair value of the contributions made under this plan, consistent with the method of SFAS No. 123.

Advertising Costs

Advertising costs are charged to operations as incurred. Advertising costs were approximately $1.0 million, $0.9 million and $0.8 million for the years ended December 31, 2002, 2003 and 2004, respectively.

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2002, 2003 AND 2004

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

Restructuring Charges and Gain on Sale of Assets

In 2004, the Company recorded a $2.6 million restructuring charge associated with exiting the Company’s chemistry facility in Research Triangle Park, North Carolina. These charges include lease payments and termination costs, net of sublease rentals, of approximately $2.1 million and a loss on sale of assets used in the chemistry services of approximately $0.5 million. The lease termination liability will be paid over the remaining life of the lease which will end in 2015. During 2004, lease payments and termination costs of $1.4 million were paid. At December 31, 2004, the Company had recorded the remaining restructuring liability of $1.2 million, including deferred rent of approximately $0.5 million, in the consolidated balance sheet as a component of other accrued expenses and deferred rent and other. During 2004, the loss on sale of assets was a non-cash item and was charged to expense during the year.

In July 2003, the Company announced the restructuring of its Discovery Sciences segment. In connection with this restructuring, the Company consolidated its Discovery Sciences operations into its Morrisville, North Carolina and Middleton, Wisconsin facilities, and discontinued offering functional genomics services in Menlo Park, California. In the third quarter, the Company incurred, recorded and paid a charge to earnings of 2003 of $1.9 million for this restructuring. Restructuring charges included $0.9 million for one-time termination benefits, $0.7 million for facility charges and $0.3 million for other related charges.

As a part of the 2003 restructuring, the Company purchased 4.4 million shares of SurroMed, Inc. Series F convertible preferred stock in exchange for $12.0 million in cash and $12.0 million in tangible assets and intellectual property from the Company’s Menlo Park operations. The value of the tangible assets and intellectual property was based on an independent appraisal. The Company recorded a gain on sale of assets of $5.7 million as a result of this transaction. The majority of the remaining tangible assets of the restructured operations were transferred to the CRO Phase II through IV division and the remaining Discovery Sciences operations.

Reclassifications

The Company has reclassified certain 2002 and 2003 financial statement amounts to conform to the 2004 financial statement presentation.

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

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2002, 2003 AND 2004

2. Acquisitions:

In February 2002, the Company acquired 100% of the outstanding common stock of Medical Research Laboratories International, Inc., or MRL U.S., and Medical Research Laboratories International, BVBA, or MRL Belgium, collectively, MRL. MRL is part of the Development segment of the Company. MRL U.S. operates a specialty central laboratory in Highland Heights, Kentucky, near Cincinnati, Ohio and MRL Belgium operates a central laboratory in Brussels, Belgium. MRL provides highly standardized efficacy and safety testing services for pharmaceutical companies engaged in clinical drug development and is one of the largest central laboratory providers for Phase I-IV global studies involving agents used in cholesterol, endocrine, metabolic and cardiovascular clinical research. The results of operations are included in the Company’s consolidated results of operations as of and since February 19, 2002, the effective date of the acquisition. The Company acquired MRL for total consideration of $113.1 million, including $39.0 million in cash, $73.5 million in the Company’s common stock (then approximately 2.6 million unregistered shares) and direct acquisition costs of $0.6 million for legal, appraisal and accounting fees.

In April 2002, the Company acquired Piedmont Research Center II, Inc, or PRC, a cancer research laboratory based in Morrisville, North Carolina that performs preclinical evaluations of anti-cancer therapies. The research facility serves national and international pharmaceutical and biotechnology companies. PRC is part of the Discovery Sciences segment of the Company. The results of operations are included in the Company’s consolidated results of operations as of and since April 1, 2002, the effective date of the acquisition. The Company acquired PRC for total consideration of $19.6 million, including $2.4 million in cash, $17.1 million in the Company’s common stock (then 0.5 million unregistered shares) and direct acquisition costs of $0.1 million for legal and accounting fees.

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

In June 2002, the Company acquired ProPharma Pte Ltd, an Asian-based clinical research organization with experience in managing pan-Asian clinical trials. ProPharma is part of the Development segment of the Company. The results of operations are included in the Company’s consolidated results of operations as of and since June 27, 2002, the effective date of the acquisition. The Company acquired ProPharma for total consideration of $3.0 million in cash. In addition, the Company paid $1.4 million as additional purchase price in the second quarter of 2003. This additional and final purchase price payment was based on the financial performance of ProPharma for the twelve-month period ended March 31, 2003.

In July 2003, the Company acquired Eminent Research Systems, Inc., a clinical research organization specializing in medical device development, and Clinsights, Inc., a company affiliated with Eminent through common ownership that provides a range of post-market services to medical device and related pharmaceutical companies and operates proprietary web sites for the dissemination of medical information, online research and product marketing. As a result, Eminent and Clinsights are now part of the Development segment of the Company. Their results of operations are included in the Company’s consolidated results of operations as of and since July 18, 2003, the effective date of the acquisitions. The Company acquired Eminent and Clinsights for total consideration of $23.5 million in cash. Under the terms of the merger agreement, the original aggregate purchase price of $25.0 million was reduced by $1.5 million in the first quarter of 2004 as a result of an adjustment to the purchase price based on Eminent’s closing balance sheet.

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

FOR THE YEARS ENDED DECEMBER 31, 2002, 2003 AND 2004

2. Acquisitions (continued):

The total purchase price for the 2003 acquisitions was allocated to the estimated fair value of assets acquired and liabilities assumed as set forth in the following table:

(in thousands)	Eminent	Clinsights	Total
Condensed balance sheet:
Current assets	$677	$1,346	$2,023
Property and equipment, net	436	226	662
Non-current assets	32	25	57
Deferred tax asset	1,184	1,093	2,277
Current liabilities	(4,946)	(732)	(5,678)

Value of intangible assets:
Backlog and customer relationship	383	250	633
Goodwill	14,541	9,042	23,583

Total	$12,307	$11,250	$23,557

Purchase price allocations have been finalized for these acquisitions. Goodwill related to Eminent and Clinsights is not expected to be deductible for tax purposes.

The unaudited pro forma results from operations for the Company assuming the 2002 and 2003 acquisitions were consummated as of January 1, 2002 and 2003 were as follows:

	Year Ended December 31,
(in thousands, except per share data)	2002	2003
Total revenue	$624,772	$729,741
Net income	$41,008	$44,961
Net income per share:
Basic	$0.75	$0.81
Diluted	$0.74	$0.80

The above amounts are based upon certain assumptions and estimates. The Company believes these assumptions and estimates are reasonable, but they do not reflect any benefit from economies that might be achieved from combined operations. Pro forma adjustments were made to interest income and income tax, decreasing net income by $583,000 and $574,000 for the twelve-month periods ended December 31, 2002 and 2003, respectively. These adjustments are reflected in the above table. The pro forma financial information presented above is not necessarily indicative of either the results of operations that would have occurred had the acquisitions taken place at the beginning of the period indicated or of future results of operations of the combined companies.

3. Accounts Receivable and Unbilled Services:

Accounts receivable and unbilled services consisted of the following:

	December 31,
(in thousands)	2003	2004
Trade:
Billed	$151,525	$183,765
Unbilled	97,134	85,404
Reserve for doubtful accounts	(2,959)	(4,102)

	$245,700	$265,067

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2002, 2003 AND 2004

3. Accounts Receivable and Unbilled Services (continued):

The Company had 21.2% and 23.1% of its accounts receivable and unbilled services in locations outside the United States as of December 31, 2003 and 2004, respectively. Operations in the United Kingdom comprised 75.7% and 81.0% of this balance as of December 31, 2003 and 2004, respectively.

Change in reserve for doubtful accounts consisted of the following:

	Year Ended December 31,
(in thousands)	2002	2003	2004
Balance at beginning of year	$2,881	$3,621	$2,959
Additions charged to costs and expenses	342	284	1,188
Deductions	(402)	(1,283)	(45)
Acquisitions	800	337	—

Balance at end of year	$3,621	$2,959	$4,102

4. Property and Equipment:

Property and equipment, stated at cost, consisted of the following:

	December 31,
(in thousands)	2003	2004
Land	$2,322	$7,392
Buildings and leasehold improvements	41,482	45,493
Construction in progress	12,939	21,649
Furniture and equipment	95,280	99,778
Computer equipment and software	65,116	86,367

	217,139	260,679
Less accumulated depreciation and amortization	(104,996)	(124,178)

	$112,143	$136,501

Property and equipment under capital leases, stated at cost, consisted of the following:

(in thousands)	December 31, 2003
Buildings and leasehold improvements	$1,577
Computer equipment and software	3,318

4,895
Less accumulated depreciation and amortization	(3,827)

$1,068

As of December 31, 2004, the Company no longer had any property or equipment under capital leases.

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2002, 2003 AND 2004

5. Goodwill and Intangible Assets:

Changes in the carrying amount of goodwill for the twelve months ended December 31, 2003 and 2004, by operating segment, were as follows:

(in thousands)	Development	Discovery	Total
Balance as of January 1, 2003	$126,936	$20,472	$147,408
Goodwill recorded during the period for prior year acquisitions	1,550	143	1,693
Goodwill recorded during the period for current year acquisitions	24,282	—	24,282
Translation adjustments	4,693	—	4,693

Balance as of December 31, 2003	157,461	20,615	178,076
Change in goodwill recorded during the period for prior year acquisitions (finalization of purchase price adjustments)	(699)	—	(699)
Translation adjustments	2,404	—	2,404

Balance as of December 31, 2004	$159,166	$20,615	$179,781

Information regarding the Company’s other intangible assets follows:

	As of December 31, 2003			As of December 31, 2004
(in thousands)	Carrying Amount	Accumulated Amortization	Net	Carrying Amount	Accumulated Amortization	Net
Backlog and customer relationship	$2,100	$1,969	$131	$2,733	$2,381	$352
Patents	280	236	44	280	271	9
License and royalty agreements	2,500	668	1,832	5,000	1,466	3,534

Total	$4,880	$2,873	$2,007	$8,013	$4,118	$3,895

The Company amortizes all intangible assets on a straight-line basis, based on estimated useful lives of two to five years for backlog and customer relationship, five years for patents and three to ten years for license and royalty agreements. The weighted average amortization period for backlog is 2.1 years, patents is 5.0 years, license and royalty agreements is approximately 5.1 years and all intangibles collectively is approximately 3.4 years.

Amortization expense for the twelve months ended December 31, 2002, 2003 and 2004 was $1.0 million, $1.6 million and $1.2 million, respectively. Estimated amortization expense for the next five years is as follows:

(in thousands)
2005	$1,113
2006	606
2007	369
2008	335
2009	299

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2002, 2003 AND 2004

6. Short-term Investments and Investments:

Short-term investments, which are composed of available-for-sale securities, and Investments consisted of the following:

	December 31,
(in thousands)	2003	2004
Short-term investments:
Preferred stock	$19,725	$48,225
State and municipal securities	29,700	51,850
Other debt securities	—	4,945

Total short-term investments	$49,425	$105,020

Cost basis investments:
Investment in Surromed, Inc.	$29,007	$29,007
Investment in Syrrx, Inc.	25,000	25,000
Investment in Accentia Biopharmaceuticals, Inc.	—	4,771
Investment in Spotlight Health, Inc.	1,230	1,230
Investment in Oriel Therapeutics, Inc.	900	1,800
Investment in Chemokine Therapeutics Corp.	2,700	—
Other equity investments	250	250

Total cost basis investments	59,087	62,058
Marketable equity securities:
Investment in BioDelivery Sciences International, Inc.	2,284	2,850
Investment in Chemokine Therapeutics Corp.	—	1,750

Total marketable equity securities	2,284	4,600

Total investments	$61,371	$66,658

The gross realized gains on available-for-sale securities were $31,000 in 2002, $0.6 million in 2003 and $0.6 million in 2004 determined on a specific identification basis.

The Company’s available-for-sale securities are composed of ARS. ARS generally have long-term stated maturities; the issuer is not required to redeem the security until 20 to 30 years after issuance. These securities, however, have certain economic characteristics of short-term investments due to a rate-setting mechanism and the ability to liquidate the security without incurring losses from changes in market value. The estimated fair value of available-for-sale securities, excluding the preferred stock, at December 31, 2004, by contractual maturity, were as follows:

(in thousands)
Due in 1 year or less	$5,945
Due in 1-5 years	1,800
Due in 5-10 years	3,000
Due after 10 years	46,050

$56,795

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2002, 2003 AND 2004

6. Short-term Investments and Investments (continued):

The Company assesses its investment portfolio on a quarterly basis to determine whether declines in the market value of marketable securities or the net realizable value of cost basis investments are other than temporary. This quarterly review includes an evaluation of, among other things, the market condition of the overall industry of the investee, historical and projected financial performance, expected cash needs and recent funding events.

During 2004, the Company recorded a charge to earnings of $2.0 million for an other than temporary decline in the fair market value of its investment in Chemokine Therapeutics Corp. The write-down of Chemokine was recorded based primarily on its individual historical and projected financial performance and completed or anticipated issuances of shares to new investors at lower valuations than the Company’s recorded value.

During 2003, the Company recorded charges to earnings for other than temporary declines in the fair market value of its investment in BioDelivery Sciences International of $1.4 million, Spotlight Health, Inc. of $3.9 million, SLIL Biomedical Corp. of $4.7 million and Signature Bioscience, Inc. (formerly Primecyte, Inc.) of $0.2 million. The write-down of BioDelivery Sciences was based on a decrease in the publicly quoted market price that management believes was other-than-temporary due to the uncertainty of BioDelivery Sciences’ strategic direction. The write-down of the Company’s investment in Spotlight Health was recorded based primarily on its historical and projected financial performance and the issuance of shares to a new investor at a lower valuation. SLIL and Primecyte were deemed to be impaired primarily as a result of the market condition of their respective industries, historical and projected performance and expected cash needs of the individual companies.

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

In September 2003, the Company purchased 4.4 million shares of SurroMed, Inc. Series F convertible preferred stock in exchange for $12.0 million in cash and $12.0 million in tangible assets and intellectual property from the Company’s Menlo Park, California operation. Including the 1.0 million shares of SurroMed’s Series E convertible preferred stock that the Company purchased in April 2002 for $5.0 million, the Company owned approximately 13.6% of SurroMed’s outstanding capital stock as of December 31, 2004. SurroMed is a privately held company that provides biomarker solutions to pharmaceutical and biotechnology companies using proprietary, integrated bioanalysis technologies that detect biological markers and compounds to enable precise diagnosis and personalized treatment of disease. In addition to its biomarker business, SurroMed is developing a protein therapeutic and various nano-technologies for life science and other applications. In February 2005, the Company acquired substantially all of SurroMed, Inc.’s assets related to its biomarker business. Under the terms of the purchase agreement, in exchange for the assets of SurroMed’s biomarker business, the Company surrendered for cancellation its shares of SurroMed preferred stock. For additional discussion regarding the acquisition, see Note 19.

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2002, 2003 AND 2004

6. Short-term Investments and Investments (continued):

In November 2003, the Company purchased 4.8 million shares of Syrrx, Inc. Series F convertible preferred stock in exchange for $25.0 million. The Company owned approximately 12.1% of Syrrx’s outstanding capital stock as of December 31, 2004. The Company signed an agreement to jointly develop and commercialize Syrrx-designed human dipeptidyl peptidase IV, or DPP IV, inhibitors as drug products for the treatment of type 2 diabetes and other major human diseases. The Company will provide preclinical and clinical development resources and expertise for the collaboration and will fund the majority of preclinical and clinical studies through Phase IIb development of selected DPP IV inhibitors. In addition, the Company will make milestone payments to Syrrx upon the occurrence of certain clinical and regulatory events. Syrrx is a privately held drug discovery company with a focus on drug targets that have been validated in human clinical trials. In February 2005, Takeda Pharmaceutical Company Limited announced that it entered into an agreement to acquire 100% of the equity of Syrrx, Inc. The Company owns $25.0 million in preferred stock of Syrrx. If Takeda completes the acquisition of Syrrx, based on the terms of the merger agreement, the Company does not anticipate realizing a loss on this investment.

In January 2004, the Company purchased 5.0 million shares of Accentia Biopharmaceuticals, Inc. Series E convertible preferred stock for $5.0 million. The Company owned approximately 6.9% of the outstanding capital stock of Accentia as of December 31, 2004. Accentia’s Series E convertible preferred stock pays a dividend based on a percentage of net sales of certain Accentia products. The Company received dividends in excess of Accentia’s earnings in 2004 and thus recorded these as a reduction of cost of the investment in Accentia. The Company also received a Class A and Class B warrant, each to purchase up to an additional 5.0 million shares of Series E convertible preferred stock for $1.00 per share. In January 2005, the Company exercised the Class A warrant for the purchase of an additional 5.0 million shares of Series E convertible preferred stock for $5.0 million. The Class B warrant will expire on the earlier of January 7, 2006 or the effective date of a registration statement for the public sale of Accentia common stock in a qualifying initial public offering. Accentia is a privately-held, specialty biopharmaceutical company that focuses on commercializing targeted therapeutics in the respiratory, oncology and critical care areas. In February 2005, Accentia filed a registration statement with the SEC for its proposed initial public offering of its common stock. Accentia proposes to sell in this public offering, in addition to shares for its own account, up to $12.0 million of common stock issuable to the Company upon conversion of 5.0 million shares of the Series E convertible preferred stock held by the Company.

In April 2000, the Company purchased 1.0 million shares of Spotlight Health Series C convertible preferred stock for $5.0 million. As of December 31, 2004, the Company owned approximately 5.4% of Spotlight’s outstanding capital stock. The Company entered into an agreement with Spotlight Health and Bank of America, N.A. to guarantee a $2.0 million revolving line of credit provided to Spotlight Health by Bank of America. As of December 31, 2004, Spotlight Health had $2.0 million outstanding under this credit facility. In accordance with the requirements of FASB Statement No. 5, “Accounting for Contingencies” and as clarified by FASB Interpretation No. 45, the Company has recorded in 2003 a liability in the amount of $0.2 million for the fair value of the obligation the Company has assumed under this guarantee. The Company reviews the financial statements of Spotlight Health on a quarterly basis to determine if they have sufficient financial resources to continue operations.

Future events and circumstances might adversely affect Spotlight Health’s financial condition and Spotlight Health might not be in the position to repay the facility, in which case Bank of America might attempt to collect against the Company on this guaranty.

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2002, 2003 AND 2004

6. Short-term Investments and Investments (continued):

In December 2002, the Company purchased 150,000 shares of Oriel Therapeutics, Inc. Series A convertible preferred stock for $150,000. The Company also received, as part of the purchase, a warrant to purchase an equal number of shares of stock offered by Oriel Therapeutics in its next round of financing at a discount. In April 2003, the Company exercised these warrants to purchase 150,000 shares of Oriel Therapeutics Series B convertible preferred stock for $200,000. At the same time, the Company also purchased an additional 255,000 shares of Oriel’s Series B convertible preferred stock for $500,000. In March 2004, the Company loaned Oriel $900,000 in the form of debt that is convertible into Oriel Therapeutics’ Series B preferred stock at $2.00 per share. The loan is secured by a first lien on Oriel’s assets. The Company owned approximately 13.5% in Oriel Therapeutics’ outstanding common stock as of December 31, 2004. Oriel is a privately held company pursuing the development of technology to improve drug delivery in the treatment of respiratory and pulmonary diseases.

In April 2003, the Company purchased 2.0 million shares of Chemokine Therapeutics Corp. Series A convertible preferred stock for $2.7 million, which represented approximately a 6.4% interest in the outstanding stock of Chemokine as of December 31, 2004. In December 2004, Chemokine completed an initial public offering, IPO, of its common stock in Canada. Chemokine’s common stock trades publicly on the Toronto Stock Exchange. In connection with the IPO, the Company received warrants to purchase 500,000 shares of common stock at the IPO price. These warrants will expire in December 2007. Chemokine focuses on the development of peptide and small molecule therapeutics that are agonists or antagonists of chemokine activity. Chemokines are small proteins that recruit cells to local sites of infection and might be useful as either blood recovery or anti-metastasis agents.

In June 2002, the Company purchased approximately 0.7 million units of BioDelivery Sciences International, Inc. for $3.6 million. Each unit consisted of one share of common stock and one warrant for common stock. The Company’s ownership of common stock of BioDelivery Sciences International represented an ownership interest of approximately 9.7% in BioDelivery Sciences International’s outstanding common stock as of December 31, 2004. BioDelivery Sciences International is a publicly traded company that is developing and seeking to commercialize a drug delivery technology designed for a potentially broad base of pharmaceuticals, vaccines and over-the-counter drugs.

7. Other Accrued Expenses:

Other accrued expenses consisted of the following:

	December 31,
(in thousands)	2003	2004
Accrued salaries, wages, benefits and related costs	$44,603	$59,170
Other	19,146	42,544

	$63,749	$101,714

8. Long-Term Debt, Line of Credit and Lease Obligations:

Long-Term Debt

Long-term debt consisted of the following:

	December 31,
(in thousands)	2003	2004
Capital leases at interest rates up to 10.4%	$836	$—
Fair value of guarantee	200	200
Note at interest rate of 5.26%	6,626	6,770

	7,662	6,970
Less: current maturities	(1,381)	(599)

	$6,281	$6,371

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2002, 2003 AND 2004

8. Long-Term Debt, Line of Credit and Lease Obligations (continued):

Long-Term Debt (continued)

The Company assumed a note payable in the acquisition of MRL Belgium. This note relates to the laboratory building in Brussels, Belgium that the Company owns as a result of that acquisition. This note matures during April 2017. For the years subsequent to December 31, 2004, annual principal maturities of long-term debt outstanding are as follows:

(in thousands)
2005	$399
2006	421
2007	444
2008	468
2009 and thereafter	5,038

Total	$6,770

Line of Credit

In July 2004, the Company renewed its $50.0 million revolving credit facility with Bank of America, N. A. Indebtedness under the facility is unsecured and subject to traditional covenants relating to financial ratios and restrictions on certain types of transactions. Borrowings under this credit facility are available to provide working capital and for general corporate purposes. As of December 31, 2004, there was no amount outstanding under this credit facility. However, the aggregate amount the Company is able to borrow has been reduced by $0.8 million due to outstanding letters of credit issued under this facility. This credit facility is currently scheduled to expire in June 2005, at which time any outstanding balance would be due.

Lease Obligations

The Company is obligated under noncancellable operating leases expiring at various dates through 2019 relating to its operating facilities and certain equipment. Rental expense for all operating leases, net of sublease income of $0.8 million, $1.0 million and $2.1 million, was $25.8 million, $28.8 million and $30.3 million for the years ended December 31, 2002, 2003 and 2004, respectively.

The Company completed a sale-leaseback transaction involving real estate in Austin, Texas, in November 1995. Total gross proceeds in the transaction were $12.0 million, resulting in a pre-tax gain of approximately $2.1 million. The gain, which has been deferred, is classified as deferred rent and other in the accompanying consolidated balance sheets and is being amortized as a reduction of rent expense on a straight-line basis over the 15-year lease term. The facilities are leased to the Company with all responsibility of operations and maintenance residing with the Company.

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

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2002, 2003 AND 2004

8. Long-Term Debt, Line of Credit and Lease Obligations (continued):

Lease Obligations (continued)

Future minimum payments for all lease obligations for years subsequent to December 31, 2004 are as follows:

(in thousands)	Operating leases
2005	$33,633
2006	30,640
2007	25,364
2008	24,174
2009	22,455
2010 and thereafter	81,287

217,553
Less: sublease income	(26,325)

$191,228

9. Accounting for Derivative Instruments and Hedging Activities

In January 2004, the Company entering into foreign exchange forward and option contracts that are designated and qualify as cash flow hedges under SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities”. Changes in the fair value of the effective portion of these outstanding forward and option contracts are recognized in accumulated other comprehensive income, or OCI. These amounts are reclassified from OCI and recognized in earnings when either the forecasted transaction occurs or it becomes probable that the forecasted transaction will not occur.

Changes in the ineffective portion of a derivative instrument are recognized in earnings in the current period. Effectiveness for forward cash flow hedge contracts is measured by comparing the fair value of the forward contract to the change in the forward value of the anticipated transaction. The fair market value of the hedged exposure is presumed to be the market value of the hedge instrument when critical terms match. Ineffectiveness in 2004 was not significant.

The Company has significant international revenues and purchase transactions and related receivables and payables denominated in non-functional currencies at the Company’s foreign subsidiaries. As a result, the Company purchased currency option and forward contracts as cash flow hedges to reduce or eliminate certain foreign currency exposures that can be identified and quantified. Pursuant to its foreign exchange risk hedging policy, the Company may hedge anticipated and recorded transactions and the related receivables and payables denominated in non-functional currencies using forward foreign exchange rate contracts and foreign currency options. Foreign currency derivatives are used only to meet the Company’s objective of minimizing the variability in the Company’s operating results arising from foreign currency exchange rate movements. The Company does not enter into derivative financial instruments for speculative or trading purposes. Hedging contracts are measured at fair value using dealer quotes and mature within twelve-months from their inception.

The Company’s hedging contracts are primarily intended to protect against the impact of changes in the value of the U.S. dollar against other currencies and its impact on operating results. Accordingly, for forecasted transactions, non-U.S. dollar functional subsidiaries incurring expenses in foreign currencies hedge U.S. dollar revenue contracts. OCI associated with hedges of foreign currency revenue is reclassified into revenue upon recognition of the forecasted transaction in the statement of operations. All values reported in OCI at December 31, 2004 will be reclassified to earnings within twelve-months. At December 31, 2004, the face amount of the foreign exchange contracts designated as cash flow hedges was $21.0 million.

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2002, 2003 AND 2004

9. Accounting for Derivative Instruments and Hedging Activities (continued):

The Company also enters into foreign currency forward contracts to hedge against changes in the fair value of monetary assets and liabilities denominated in a non-functional currency. These derivative instruments are not designated as hedging instruments; therefore, changes in the fair value of these contracts are recognized immediately in other income, net as an offset to the changes in the fair value of the monetary assets or liabilities being hedged. At December 31, 2004, the face amount of these contracts was $26.7 million.

At December 31, 2004, the fair value of the Company’s foreign currency derivative portfolio was $702,000 recorded as a component of prepaid expenses and other current assets and $59,000 recorded as a component of other accrued expenses.

10. Stock Plans:

Restricted Stock

In January 2001, the Company awarded 60,000 shares of restricted stock with a fair value of $1.4 million to members of the senior management team. This restricted stock was subject to three-year cliff vesting. Compensation was expensed on a straight-line basis over the three-year vesting period. During 2002, 15,000 shares with a value of $349,000 were forfeited due to terminations of employment prior to the expiration of the three-year cliff vesting period. All remaining shares vested in January 2004.

Equity Compensation Plan

The Company has an equity compensation plan (the “Plan”) under which the Company may grant stock options to its employees and directors. As of December 31, 2004, there were 3.9 million shares of common stock available for grant. The exercise price of each option granted is equal to the market price of the Company’s common stock on the date of grant and the maximum exercise term of each option granted does not exceed 10 years. Options are granted upon approval of the Compensation Committee of the Board of Directors and vest over various periods, as determined by the Compensation Committee at the date of the grant. The majority of the Company’s options vest ratably over a period of three or four years.

A summary of the status of the Plan at December 31, 2002, 2003 and 2004, and changes during the years, is presented below and includes common stock options of the Company:

	2002		2003		2004
(shares in thousands)	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	2,253	$13.94	2,458	$18.22	2,503	$21.31
Granted	710	28.89	651	28.71	2,323	39.99
Exercised	(291)	11.55	(398)	12.08	(376)	18.40
Forfeited	(214)	17.86	(208)	26.47	(104)	27.38

Outstanding at end of year	2,458	$18.22	2,503	$21.31	4,346	$31.39

Options exercisable at end of year	1,403	$12.83	1,501	$16.51	1,620	$19.75

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2002, 2003 AND 2004

10. Stock Plans (continued):

Equity Compensation Plan (continued)

The following table summarizes information about the Plan’s stock options at December 31, 2004:

(shares in thousands)	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at 12/31/04	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at 12/31/04	Weighted Average Exercise Price
$ 1.96 - $12.76	456	3.7 years	$7.53	456	$7.53
$12.77 - $21.26	346	4.8 years	$16.69	341	$16.64
$21.27 - $29.76	618	7.5 years	$26.15	416	$25.38
$29.77 - $38.27	1,110	8.5 years	$30.79	407	$30.27
$38.28 - $42.52	1,816	9.9 years	$42.34	—	$—

	4,346	8.1 years	$31.39	1,620	$19.75

Employee Stock Purchase Plan

The Board of Directors has reserved shares of the Company’s common stock for issuance under the Employee Stock Purchase Plan (the “ESPP”). As of December 31, 2004, there were 0.6 million shares of common stock available for issuance. The ESPP has two six-month offering periods (each an “Offering Period”) annually, beginning January 1 and July 1, respectively. Eligible employees can elect to make deductions from 1% to 15% of their compensation during each payroll period of an Offering Period. Special limitations apply to eligible employees who own 5% or more of the outstanding common stock of the Company. None of the contributions made by eligible employees to purchase the Company’s common stock under the ESPP are tax deductible to the employees. Beginning on July 1, 2005, at the end of an Offering Period, the total payroll deductions by an eligible employee for that Offering Period will be used to purchase common stock of the Company at a price equal to 95% of the reported closing price of the Company’s common stock on the last day of the offering period. Prior to July 1, 2005, the purchase price was 85% of the lesser of (a) the reported closing price of the Company’s common stock for the first day of the Offering Period, or (b) the reported closing price of the common stock for the last day of the Offering Period. Only 300,000 shares are available for purchase during each of the Offering Periods.

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

During 2004, $5.7 million was contributed to the ESPP and 229,000 shares were issued. The compensation costs for the ESPP as determined based on the fair value of the contributions under the ESPP, consistent with the method of SFAS No. 123, was $0.8 million, $0.8 million and $1.2 million and is reflected in the pro forma net income and basic and diluted net income per share for 2002, 2003 and 2004, respectively, as disclosed in Note 1.

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2002, 2003 AND 2004

11. Income Taxes:

The components of income before provision for income taxes were as follows:

	Year Ended December 31,
(in thousands)	2002	2003	2004
Domestic	$57,288	$50,632	$125,817
Foreign	21,359	20,613	24,028

Income from continuing operations	$78,647	$71,245	$149,845

The components of the provision for income taxes were as follows:

	Year Ended December 31,
(in thousands)	2002	2003	2004
State income taxes:
Current	$3,914	$7,364	$4,837
Deferred	1,776	(4,925)	2,347
Federal income taxes:
Current	23,579	40,531	28,595
Deferred	3,385	(22,808)	11,201
Foreign income taxes:
Current	5,539	3,799	4,551
Deferred	452	974	(574)

Provision for income taxes	$38,645	$24,935	$50,957

Taxes computed at the statutory U.S. federal income tax rate of 35% are reconciled to the provision for income taxes as follows:

	Year Ended December 31,
(in thousands)	2002	2003	2004
Effective tax rate	49.2%	35.0%	34.0%

Statutory rate of 35%	$27,526	$24,936	$52,446
State taxes, net of federal benefit	1,980	1,635	4,127
Nontaxable income net of nondeductible expenses	(318)	(1,010)	(2,214)
Change in valuation allowance	11,063	1,166	(4,028)
Impact of international operations	(901)	(1,004)	(989)
Other	(705)	(788)	1,615

Provision for income taxes	$38,645	$24,935	$50,957

Components of the current deferred tax asset were as follows:

	December 31,
(in thousands)	2003	2004
Future benefit of net operating losses	$1,003	$932
Reserve for doubtful accounts	1,316	1,806
Accrued expenses	4,236	6,447
Unearned income	6,400	2,239
Valuation allowance	(514)	(557)

Total current deferred tax asset	$12,441	$10,867

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2002, 2003 AND 2004

11. Income Taxes (continued):

The current deferred tax liability of $74,000 and $770,000 as of December 31, 2003 and 2004, respectively, relates to various expenses deducted for tax purposes, not book purposes.

Components of the long-term deferred tax asset were as follows:

	December 31,
(in thousands)	2003	2004
Other depreciation and amortization	$(9,527)	$(14,326)
Patent depreciation	25,641	20,485
Deferred rent	1,811	1,945
Deferred compensation	747	669
Investment basis differences	17,348	4,725
Capital loss carryforward	—	5,929
Valuation allowance	(12,430)	(7,720)
Future benefit of net operating losses	1,526	1,494
Other	(1,721)	(827)

Total long-term deferred tax asset	$23,395	$12,374

Components of the long-term deferred tax liability were as follows:

(in thousands)	2003	2004
Other depreciation and amortization	$3,271	$3,347
Pension	(2,958)	(2,977)

Total long-term deferred tax liability	$313	$370

The Company has recorded a deferred tax asset for foreign net operating losses that are subject to either five-year, fifteen-year or indefinite carryforward periods. Management has recorded a valuation allowance against these assets for amounts which it does not believe are more likely than not to be utilized.

The Company also recorded a deferred tax asset related to U.S. net operating losses received in an acquisition in 2003. Although the net operating losses are subject to annual limitation under IRC Section 382, management expects all losses to be utilized during the twenty-year carryforward period that is available. In addition, a deferred tax asset was established for capital losses recognized on the Company’s 2003 U.S. tax return and unrealized capital losses. The realized capital loss is eligible to be carried back two years and forward five years. Management has recorded a valuation allowance for the portion of the realized and unrealized capital losses that it does not believe are more likely than not to be utilized.

As of December 31, 2004, the Company had liabilities of $5.2 million for certain unsettled matters in connection with tax positions taken in the Company’s tax returns that include interpretations of applicable income tax laws and regulations. Such amounts are based on management’s expectation regarding the ultimate tax treatment and outcome of these matters. The Company believes it is unlikely that the resolution of these matters will have a material adverse effect on the Company’s financial position or results of operations.

The Company’s total valuation allowance relates to the foreign net operating losses and realized and unrealized capital losses. In 2003, the valuation allowance increased by $1.2 million as a result of a $1.3 million valuation allowance on capital loss carryforward assets, offset by a release of valuation allowance of $123,000 on the foreign operating loss carryforward assets. In 2004, the valuation allowance decreased by $4.7 million as a result of managements’ analysis of the capital loss carryforward assets utilized or expected to be utilized offset by a $43,000 increase in the valuation allowance on foreign operating loss carryforward assets. During 2004, $0.6 million of the $4.7 million change in valuation allowance was recorded as a component of accumulated other comprehensive income and is not reflected in the calculation of the Company’s effective tax rate.

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2002, 2003 AND 2004

11. Income Taxes (continued):

The Company records current and deferred income tax expense related to its foreign operations to the extent those earnings are taxable. Historically, no provision has been made for the additional taxes that would result from the distribution of earnings of foreign subsidiaries because those earnings were expected to be invested permanently. The American Jobs Creation Act of 2004 introduced a special one-time dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer. The Company has not previously recorded a U.S. tax liability on such revenues since we intended to permanently reinvest them in our foreign operations. No provision is being made in 2004 relating to this matter because the Company is currently evaluating the effect of the new Act on its plan for these previously undistributed foreign earnings. The Company expects to complete this evaluation by the end of June 2005. The cumulative amount of undistributed retained earnings of foreign subsidiaries for which no provision has been made was $29.7 million and $50.4 million as of December 31, 2003 and 2004, respectively. The income tax effect of repatriating these earnings is not estimable at this time.

12. Employee Savings and Pension Plans:

Savings Plan

The Company provides a 401(k) Retirement Savings Plan to its U.S. employees. The Company matches 50% of an employee’s savings up to 6% of pay and these contributions vest ratably over a four-year period. Company matching contributions, net of forfeitures, for all employees for each of the three years ended December 31, 2002, 2003 and 2004 were $4.1 million, $4.3 million and $4.8 million, respectively.

Non-Qualified Deferred Compensation Plan

The Company provides non-qualified, unfunded deferred compensation plans, which permits certain highly paid executive employees, employed in the U.S., and members of the Board of Directors the opportunity to defer current income for future financial and retirement needs. An eligible employee participant may defer up to 25% of their base salary and/or a portion of their annual bonus on a pre-tax basis. Board of Directors participants may defer up to 100% of their annual retainer and up to 100% of meeting fees on a pre-tax basis. Employee participants also have the opportunity to defer gains on stock options and restricted stock, while the Board of Director participants have the opportunity to defer stock option gains. Amounts deferred each quarter will earn interest based upon the three month London Interbank Offered Rate, or LIBOR, plus 1.5%. In addition, the plan offers a number of account distribution options providing flexibility for financial and retirement planning.

Deferred compensation will be paid to a participant on the earliest to occur of termination, retirement, death, disability or a “Change of Control.” Employee participants can elect to receive their accounts in the form of a single lump sum payment or, if they retire from the Company after age 55 with ten years of service, in semi-annual installments for five, ten or fifteen years. If they terminate employment prior to attaining age 55 and ten years of service, the Company has the right to make a lump sum payout to the participant of the balance in their accounts, without regard to the payment date or form of payment they elected. Board of Directors participants can elect to receive their account balances, with respect to each year of deferral, in the form of a single lump sum payment or in ten semi-annual installments upon the occurrence of each payment event. At December 31, 2003 and 2004, the Company recorded the deferred compensation liability of $804,000 and $932,000, respectively, in the consolidated balance sheet as a component of other accrued expenses.

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2002, 2003 AND 2004

12. Employee Savings and Pension Plans (continued):

Pension Plans

Pension costs are determined under the provisions of Statement of Financial Accounting Standards No. 87, “Employers’ Accounting for Pensions” and related disclosures are determined under the provisions of Statement of Financial Accounting Standards No. 132 (Revised 2003), “Employers’ Disclosures about Pensions and other Postretirement Benefits”.

The Company has a separate contributory defined benefit plan for its qualifying United Kingdom employees employed by the Company’s U.K. subsidiaries. This pension plan was closed to new participants as of December 31, 2002. The benefits for the U.K. Plan are based primarily on years of service and pensionable salary at retirement. Plan assets consist principally of investments managed in a mixed fund.

Following closure of the above plan to new participants, the Company set up a new defined contribution plan for qualifying U.K. employees employed by the Company’s U.K. subsidiaries. The employees can contribute between 3% and 6% of their annual compensation and the Company matches those contributions with 5% to 8% of the employees’ annual compensation. Company contributions for the year ended December 31, 2003 and 2004 were $59,000 and $182,000, respectively.

The Company uses a November 30 measurement date for its plan.

Pension costs for the U.K. Plan included the following components:

	Year Ended December 31,
(in thousands)	2002	2003	2004
Service cost benefits earned during the year	$1,085	$943	$1,307
Interest cost on projected benefit obligation	1,045	1,354	1,838
Expected return on plan assets	(848)	(1,132)	(1,537)
Net amortization and deferral	53	457	643

Net periodic pension cost	$1,335	$1,622	$2,251

Weighted average assumptions used to determine benefit obligation at end of year were as follows:

	2002	2003	2004
Discount rate	6.2%	6.1%	6.0%
Rate of compensation increase	4.0%	4.4%	4.5%

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2002, 2003 AND 2004

12. Employee Savings and Pension Plans (continued):

Pension Plans (continued)

Weighted average assumptions used to determine net periodic pension cost for years ending December 31 were as follows:

	2002	2003	2004
Discount rate	6.5%	6.2%	6.1%
Rate of compensation increase	4.0%	4.0%	4.4%
Long-term rate of return on plan assets	5.5%	7.2%	7.1%

To develop the expected long-term rate of return on assets assumption, the Company considered future expectations for yields on investments weighted in accordance with the asset allocation of the pension scheme’s invested funds.

The change in benefit obligation, change in plan assets, funded status and amounts recognized for the defined benefit plan were as follows:

	Year Ended December 31,
(in thousands)	2002	2003	2004
Change in benefit obligations:
Benefit of obligation at beginning of year	$14,768	$19,793	$28,351
Service cost	732	943	1,307
Interest cost	1,045	1,354	1,838
Participant contributions	353	770	894
Net actuarial loss	3,066	3,899	1,698
Benefits paid	(1,730)	(570)	(455)
Foreign currency translation adjustment	1,559	2,162	2,106

Benefit obligation at end of year	$19,793	$28,351	$35,739

Change in plan assets:
Fair value of plan assets at beginning of year	$14,212	$13,286	$18,991
Actual asset return	(2,036)	1,806	2,485
Employer contributions	988	2,243	2,038
Plan participants’ contributions	353	770	894
Benefits and expenses paid	(1,730)	(570)	(455)
Foreign currency translation adjustment	1,499	1,456	1,410

Fair value of plan assets at end of year	$13,286	$18,991	$25,363

Funded status:
Funded status	$(6,365)	$(9,196)	$(10,219)
Unrecognized transition asset	(31)	(20)	(6)
Unrecognized net actuarial loss	8,361	12,031	13,019

Prepaid pension costs	$1,965	$2,815	$2,794

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2002, 2003 AND 2004

12. Employee Savings and Pension Plans (continued):

Pension Plans (continued)

Amounts recognized in statement of financial position were as follows:

	Year Ended December 31,
(in thousands)	2002	2003	2004
Prepaid pension costs	$1,965	$2,815	$2,794
Accrued pension liability	(7,905)	(9,859)	(9,923)
Accumulated other comprehensive income	7,905	9,859	9,923

Net amount recognized	$1,965	$2,815	$2,794

The projected benefit obligation, accumulated benefit obligation and fair value of plan assets were as follows:

	Year Ended December 31,
(in thousands)	2002	2003	2004
Projected benefit obligation	$19,793	$28,351	$35,739
Accumulated benefit obligation	$19,266	$26,199	$32,650
Fair value of plan assets	$13,286	$18,991	$25,363

The accumulated benefit obligation exceeds the fair value of plan assets. The Company recognized an additional minimum liability in accordance with the provisions of paragraphs 36 and 37 of SFAS No. 87 in the amounts of $7,905,000, $1,954,000 and $64,000 at December 31, 2002, 2003, and 2004, respectively.

Plan Assets

The Company’s pension plan weighted-average allocations by asset category are as follows:

	As of November 30,
	2003	2004
Asset Category
Equity securities	82%	82%
Debt securities	17%	17%
Cash and net current assets	1%	1%

Total	100%	100%

The plan assets are managed by an independent third party which track the return on a benchmark portfolio matching the above strategic asset allocation. The trustees have determined based on advice from our financial advisors the above mix of asset types in order to meet the investment objectives of the pension plan.

Expected Cash Flows

The Company expects to contribute $1.9 million to fund its pension plan during 2005. The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

(in thousands)
Expected benefit payments for fiscal year ending:
2005	$480
2006	499
2007	556
2008	652
2009	787
Next 5 years	4,279

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2002, 2003 AND 2004

13. Commitments and Contingencies:

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

The Company is self-insured for health insurance for employees located within the United States. The Company maintains stop-loss insurance on a “claims made” basis for expenses in excess of $0.25 million per member per year. As of December 31, 2003 and December 31, 2004, the Company maintained a reserve of approximately $3.7 million and $3.6 million, respectively, included in other accrued expenses on the consolidated balance sheets, to cover open claims and estimated claims incurred but not reported.

In September 2003, the Company entered into agreements with SurroMed, Inc. pursuant to which the Company committed to pay for biomarker discovery services from SurroMed for $2.0 million, $2.0 million, $1.0 million and $1.0 million during the years ended December 31, 2004, 2005, 2006 and 2007, respectively. As of December 31, 2004, the Company had paid SurroMed $1.5 million for biomarker discovery services pursuant to that agreement. In February 2005, the Company acquired substantially all of SurroMed’s assets related to its biomarker business. In connection with this acquisition, the biomarker discovery services agreement, together with the associated purchase commitments, were terminated.

The Company signed an agreement to jointly develop and commercialize Syrrx-designed human dipeptidyl peptidase IV, or DPP IV, inhibitors as drug products for the treatment of type 2 diabetes and other major human diseases. The Company is obligated to provide preclinical and clinical development resources and expertise for the collaboration, and to fund the majority of preclinical and clinical studies through Phase IIb development of selected DPP IV inhibitors. The Company and Syrrx have agreed to share equally the costs of Phase III development. In addition, the Company agreed to make milestone payments up to $17.5 million to Syrrx for each collaboration product upon the occurrence of certain clinical and regulatory events. In September 2004, the Company filed an investigational new drug application for one Syrrx DPP IV inhibitor and the Phase I clinical study for that inhibitor commenced in late October 2004. In the fourth quarter of 2004, the Company expensed the first milestone payment to Syrrx of $2.5 million as a result of the commencement of the Phase I studies. The remaining milestone payments will be expensed when the event triggering payment of the milestone occurs. In the event the Company is successful in obtaining approval to market a drug product under the collaboration with Syrrx, the Company and Syrrx will share equally the profits from drug sales. In February 2005, Takeda Pharmaceutical Company Limited announced that it entered into an agreement to acquire 100% of the equity of Syrrx. At this time, the Company does not know what impact, if any, this acquisition will have on the DPP IV collaboration with Syrrx.

In April 2003, the Company made an equity investment in Chemokine Therapeutics Corp. In connection with this investment, Chemokine granted the Company an exclusive option to license a proprietary peptide for a one-time license fee of $1.5 million. If the Company chooses to exercise this option, it will be obligated to pay the license fee plus the costs for future development work on the peptide. Chemokine also granted the Company the right to first negotiate a license to other peptides.

In November 2003, the Company became a limited partner in A. M. Pappas Life Science Ventures III, LP, a venture capital fund. The Pappas Fund was established for the purpose of making investments in equity securities of privately held companies in the life sciences, healthcare and technology industries. Under the terms of the agreements with the Pappas Fund, the Company committed to invest up to an aggregate of approximately $2.5 million in the Pappas Fund. No capital call can exceed 10% of the Company’s aggregate capital commitment and no more than two-thirds of the Company’s commitment could be called prior to May 2005. As such, the Company anticipates that its aggregate investment will be made through a series of future capital calls over the next several years. The first capital call was made in January 2005 at which time the Company invested $75,000. The second capital call is due in March 2005, at which time the Company will invest an additional $90,000. The Company’s capital commitment will expire in May 2009.

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2002, 2003 AND 2004

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

Under most of the agreements for Development Group services, the Company agrees to indemnify and defend the sponsor against third-party claims based on the Company’s negligence or willful misconduct. Any successful claims could have a material adverse effect on the Company’s financial condition, results of operations and future prospects.

In the normal course of business, the Company is a party to various claims and legal proceedings. The Company is in litigation with a client that is claiming the Company breached its contract and committed tortious acts in conducting a clinical trial. That former client is claiming that it does not owe us the remaining amounts due under the contract and is seeking other damages from the Company’s alleged breach of contract and tortious acts. The Company records a reserve for these matters when an adverse outcome is probable and the amount of the potential liability is reasonably estimable. Although the ultimate outcome of these matters is currently not determinable, management of the Company, after consultation with legal counsel, does not believe that the resolution of these matters will have a material effect upon the Company’s financial condition, results of operations or cash flows for an interim or annual period.

14. Related Party Transactions:

The Company leases its Highland Heights, Kentucky building under an operating lease with a shareholder of the Company. Rent paid to this shareholder for the years ended December 31, 2003 and 2004 totaled $651,000 and $652,000, respectively. This lease was renewed on January 1, 2005 and will expire on December 31, 2014. This lease is included in the future minimum payments for all lease obligations included in Note 8.

15. Fair Value of Financial Instruments:

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

Accounts Receivable, Accounts Payable and Accrued Liabilities

The carrying amount approximates fair value because of the short maturity of these items.

Long-Term Debt

The Company believes the carrying value approximates the fair value on December 31, 2003 and 2004.

Investments

The Company’s investment in BioDelivery Sciences International and Chemokine are recorded at $2,850,000 and $1,750,000 at December 31, 2004, respectively. BioDelivery Sciences International and Chemokine are publicly traded companies. The Company records a gain or loss related to these investments at the end of each quarter based on the closing price of these investments at the end of each period. For further information on investments see Note 6.

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2002, 2003 AND 2004

15. Fair Value of Financial Instruments (continued):

Derivative Instruments

The Company’s derivative financial instruments are recorded at a fair value. As of December 31, 2004, the Company’s derivative portfolio had a favorable position of $702,000 recorded as a component of prepaid expenses and other current assets and an unfavorable position of $59,000 recorded as a component of other accrued expenses.

Letters of Credit

From time to time, the Company uses letters of credit to back certain guarantees and insurance policies. The letters of credit reflect fair value as a condition of their underlying purpose and are subject to fees competitively determined in the marketplace. As of December 31, 2004, the Company has four letters of credit outstanding for a total of $0.8 million related to its insurance policies and travel department.

16. Business Segment Data:

Revenues by principal business segment are separately stated in the consolidated financial statements. Income (loss) from operations, depreciation and amortization, identifiable assets and capital expenditures by principal business segment were as follows:

	Year Ended December 31,
(in thousands)	2002	2003	2004
Income (loss) from operations:
Development	$117,405	$150,444	$160,546
Discovery sciences	(8,960)	(71,603)	(12,531)

Total	$108,445	$78,841	$148,015

Depreciation and amortization:
Development	$21,546	$25,647	$28,276
Discovery sciences	2,685	2,954	1,578

Total	$24,231	$28,601	$29,854

Identifiable assets:
Development	$637,660	$688,604	$879,123
Discovery sciences	54,460	90,577	96,078

Total	$692,120	$779,181	$975,201

Capital expenditures:
Development	$30,602	$30,584	$48,315
Discovery sciences	5,894	1,109	268

Total	$36,496	$31,693	$48,583

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2002, 2003 AND 2004

17. Operations by Geographic Area:

Geographic information for net revenue and operating income by country is determined by the location where the services are provided for the client. Geographic information for identifiable assets by country is determined by the physical location of the assets.

The following table presents information about the Company’s operations by geographic area:

	Year Ended December 31,
(in thousands)	2002	2003	2004
Net revenue:
United States	$484,954	$558,456	$609,248
U.K.	47,004	52,902	64,396
Other (a)	76,699	115,625	167,612

Total	$608,657	$726,983	$841,256

Operating income:
United States	$85,130	$49,289	$106,705
U.K.	7,998	8,273	9,704
Other (a)	15,317	21,279	31,606

Total	$108,445	$78,841	$148,015

Identifiable assets:
United States	$578,146	$628,422	$753,379
U.K.	56,652	70,681	124,076
Other (a)	57,322	80,078	97,746

Total	$692,120	$779,181	$975,201

(a)	Principally consists of operations in 35 countries, 11 of which are located in Europe, none of which comprises more than 8% of net revenue, operating income or identifiable assets.

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2002, 2003 AND 2004

18. Quarterly Financial Data (unaudited):

(in thousands, except per share data)
2003	First	Second	Third	Fourth		Total
Net revenue	$169,877	$184,970	$179,515	$192,621		$726,983
Operating income (loss)	32,410	34,180	38,599	(26,348	)*	78,841
Net income (loss)	21,167	16,840	24,825	(16,522	)*	46,310
Net income (loss) per common share:
Basic	$0.38	$0.30	$0.44	$(0.30)		$0.83
Diluted	$0.38	$0.30	$0.44	$(0.30)		$0.82

2004
Net revenue	$195,280	$200,536	$215,824	$229,616		$841,256
Operating income	38,494	32,234	38,053	39,234		148,015
Net income	24,764	23,314	24,990	25,820		98,888
Net income per common share:
Basic	$0.44	$0.41	$0.44	$0.46		$1.75
Diluted	$0.44	$0.41	$0.44	$0.45		$1.74

*	In the fourth quarter of 2003, the Company acquired from Eli Lilly & Company for $65.0 million the patents for the compound dapoxetine. The $65.0 million payment to Lilly was recorded to research and development expenses because dapoxetine is still in development and has not been approved for sale in any country.

19. Subsequent Events:

Acquisition of Biomarker Business

In February 2005, the Company completed its acquisition of substantially all of the assets of SurroMed, Inc.’s biomarker business. The assets acquired by the Company consist of equipment, fixtures, leasehold improvements, intellectual property and contracts related to SurroMed’s biomarker business. The acquired biomarker business consists of services and technologies of SurroMed that support drug discovery and drug development by identifying biomarkers using biological, chemical and bioinformatics expertise and technologies. The acquisition will expand the Company’s business by adding biomarker discovery and patient sample analysis capability to the collection of services offered by the Company. In exchange for the assets of SurroMed’s biomarker business, the Company surrendered to SurroMed for cancellation all of its shares of preferred stock of SurroMed. As additional consideration for the acquisition, the Company assumed approximately $3.4 million of SurroMed liabilities under capital leases and certain additional operating liabilities, and agreed to guarantee repayment of up to $1.5 million under a SurroMed bank loan. This biomarker business will be part of the Discovery Sciences segment of the Company.

As part of the Company’s investment in SurroMed in 2003, the Company entered into agreements with SurroMed to purchase biomarker discovery services from SurroMed for $6.0 million over a period of four years and to serve as a non-exclusive representative to market and sell additional SurroMed biomarker discovery services. These agreements were cancelled upon the closing of the acquisition.

Airplane Acquisition

In February 2005, the Company acquired a Dassault Falcon 900EX aircraft for $30.5 million in cash. The Company intends to use the aircraft for corporate purposes. The Company financed the acquisition from available cash.

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2002, 2003 AND 2004

19. Subsequent Events (continued):

Land Purchase

In January 2005, the Company acquired approximately 7.5 acres of property located in downtown Wilmington, North Carolina, on which the Company plans to construct a new headquarters building. The total purchase price for the land was approximately $2.8 million. In connection with the sale of the property, the seller, Almont Shipping Company, refinanced certain existing liens on the property with the proceeds of an $8.0 million loan from Bank of America, N.A. This loan will mature in January 2006 and is secured by a lien on substantially all of Almont’s assets, including a tract of land containing approximately 30.0 acres adjacent to the 7.5 acre tract the Company acquired. This loan is also secured by a guarantee from the Company. Almont’s obligation to reimburse the Company in the event the Company is required to pay any sums to Bank of America under the guarantee is also secured by a lien on substantially all of Almont’s assets. As a part of this transaction, Almont granted the Company an option to purchase all or a portion of the adjacent 30-acre tract of land at an agreed upon price per acre. The option will expire on January 31, 2007.

Syrrx Acquisition by Takeda

In February 2005, Takeda Pharmaceutical Company Limited announced that it entered into an agreement to acquire 100% of the equity of Syrrx, Inc. The Company owns $25.0 million in preferred stock of Syrrx. If Takeda completes the acquisition of Syrrx, based on the terms of the merger agreement, the Company does not anticipate realizing a loss on this investment.

Dapoxetine milestone

In December 2004, ALZA submitted a new drug application, or NDA, for dapoxetine. The FDA accepted the NDA for filing in February 2005. As a result, the Company is entitled to receive a one-time milestone payment of $10.0 million from ALZA within 30 days of the FDA’s acceptance of the NDA.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC.

Date: February 28, 2005	By:	/s/ Fredric N. Eshelman, Pharm.D.
	Name:	Fredric N. Eshelman, Pharm.D.
	Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Fredric N. Eshelman, Pharm.D. Fredric N. Eshelman, Pharm.D.	Chief Executive Officer and Director (Principal Executive Officer)	February 28, 2005

/s/ Linda Baddour Linda Baddour	Chief Financial Officer (Principal Financial and Accounting Officer)	February 28, 2005

/s/ Stuart Bondurant, M.D. Stuart Bondurant, M.D.	Director	February 28, 2005

/s/ Marye Anne Fox, Ph.D. Marye Anne Fox, Ph.D.	Director	February 28, 2005

/s/ Frederick Frank Frederick Frank	Director	February 28, 2005

/s/ David L. Grange David L. Grange	Director	February 28, 2005

/s/ Catherine M. Klema Catherine M. Klema	Director	February 28, 2005

/s/ Terry Magnuson, Ph.D. Terry Magnuson, Ph.D.	Director	February 28, 2005

/s/ Ernest Mario, Ph.D. Ernest Mario, Ph.D.	Director	February 28, 2005

/s/ John A. McNeill, Jr. John A. McNeill, Jr.	Director	February 28, 2005

S-1