Form 10-Q
period 2005-03-31
PHARMACEUTICAL PRODUCT DEVELOPMENT INC
filed 2005-05-05
CIK 1003124

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2005.

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 56,850,581 shares of common stock, par value $0.10 per share, as of April 25, 2005.

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except per share data)

	Three Months Ended March 31,
	2004	2005
Net Revenue:
Development revenue	$174,714	$212,921
Discovery sciences revenue	7,548	12,860
Reimbursed out-of-pockets	13,018	18,273

Total net revenue	195,280	244,054

Direct Costs:
Development	88,210	108,330
Discovery sciences	1,566	1,765
Reimbursable out-of-pocket expenses	13,018	18,273

Total direct costs	102,794	128,368

Research and development expenses	1,286	8,821
Selling, general and administrative expenses	45,159	55,432
Depreciation	6,717	8,359
Amortization	325	288
Gain on exchange of assets	—	(5,144)
Restructuring charges	505	—

Total operating expenses	156,786	196,124

Income from operations	38,494	47,930

Interest income, net	192	1,275
Other income, net	312	(95)

Income before provision for income taxes	38,998	49,110
Provision for income taxes	14,234	13,489

Net income	$24,764	$35,621

Net income per share:
Basic	$0.44	$0.63

Diluted	$0.44	$0.62

Weighted average number of common shares outstanding:
Basic	56,155	56,758
Dilutive effect of stock options	434	771

Diluted	56,589	57,529

The accompanying notes are an integral part of these consolidated condensed financial statements.

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

(in thousands)

	December 31, 2004	March 31, 2005
		(unaudited)
Assets
Current assets
Cash and cash equivalents	$144,348	$236,358
Short-term investments	105,020	—
Accounts receivable and unbilled services, net	265,067	268,408
Income tax receivable	6,321	—
Investigator advances	15,251	13,712
Prepaid expenses and other current assets	28,189	26,782
Deferred tax asset	10,867	11,597

Total current assets	575,063	556,857

Property and equipment, net	136,501	194,353
Goodwill	179,781	211,300
Investments	66,658	42,468
Intangible assets	3,895	3,607
Other assets	929	1,150
Long-term deferred tax asset	12,374	9,065

Total assets	$975,201	$1,018,800

Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$12,863	$15,029
Payables to investigators	43,726	49,847
Accrued income taxes	5,118	12,822
Other accrued expenses	101,714	95,047
Deferred tax liability	770	76
Unearned income	153,170	146,301
Current maturities of long-term debt and capital lease obligations	599	2,028

Total current liabilities	317,960	321,150

Long-term debt and capital lease obligations, less current maturities	6,371	7,323
Deferred rent and other	5,267	6,355
Accrued additional pension liability	9,923	9,779
Long-term deferred tax liability	370	1,108

Total liabilities	339,891	345,715

Shareholders’ equity
Common stock	5,662	5,681
Paid-in capital	293,200	298,763
Retained earnings	325,269	360,890
Accumulated other comprehensive income	11,179	7,751

Total shareholders’ equity	635,310	673,085

Total liabilities and shareholders’ equity	$975,201	$1,018,800

The accompanying notes are an integral part of these consolidated condensed financial statements.

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Three Months Ended March 31,
	2004	2005
Cash flows from operating activities:
Net income	$24,764	$35,621
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,042	8,647
Restructuring charges	505	—
Gain on exchange of assets	—	(5,144)
Loss on disposition of property and equipment, net	520	85
Provision for doubtful accounts	50	50
(Benefit) provision for deferred income taxes	(2,410)	2,695
Change in operating assets and liabilities, net of acquisitions	405	5,458

Net cash provided by operating activities	30,876	47,412

Cash flows from investing activities:
Purchases of property and equipment	(13,256)	(58,432)
Proceeds from sale of property and equipment	66	18
Purchases of available–for-sale investments	(182,864)	(24,720)
Maturities and sales of available-for-sale investments	182,476	129,740
Purchases of investments	(5,900)	(5,101)
Cash refunded related to business acquired	1,450	—

Net cash (used in) provided by investing activities	(18,028)	41,505

Cash flows from financing activities:
Principal repayments of long-term debt	(85)	(94)
Repayment of capital leases obligation	(308)	(423)
Proceeds from exercise of stock options and employee stock purchase plan	3,636	4,835

Net cash provided by financing activities	3,243	4,318

Effect of exchange rate changes on cash and cash equivalents	467	(1,225)

Net increase in cash and cash equivalents	16,558	92,010
Cash and cash equivalents, beginning of the period	60,677	144,348

Cash and cash equivalents, end of the period	$77,235	$236,358

The accompanying notes are an integral part of these consolidated condensed financial statements.

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

1. SIGNIFICANT ACCOUNTING POLICIES

The significant accounting policies followed by Pharmaceutical Product Development, Inc. and its subsidiaries (collectively the “Company”) for interim financial reporting are consistent with the accounting policies followed for annual financial reporting. We prepared these unaudited consolidated condensed financial statements in accordance with Rule 10-01 of Regulation S-X and, in management’s opinion, we have included all adjustments of a normal recurring nature necessary for a fair presentation. The accompanying consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004. The results of operations for the three-month period ended March 31, 2005 are not necessarily indicative of the results to be expected for the full year or any other period. We derived the amounts on the December 31, 2004 consolidated condensed balance sheet from the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

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

Reclassification

The Company has reclassified certain 2004 financial statement amounts to conform to the 2005 financial statement presentation.

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

	Three Months Ended March 31,
(in thousands, except per share data)	2004	2005
Net income, as reported	$24,764	$35,621
Less: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,311)	(2,740)

Pro forma net income	$23,453	$32,881

Net income per share:
Basic – as reported	$0.44	$0.63
Basic – pro forma	$0.42	$0.58

Diluted – as reported	$0.44	$0.62
Diluted – pro forma	$0.41	$0.57

Restructuring charges

In the first and second quarter of 2004, the Company recorded a $0.5 million and a $2.1 million restructuring charge, respectively, associated with exiting the Company’s chemistry facility in Research Triangle Park, North Carolina. These charges include lease payments and termination costs, net of sublease rentals, of approximately $2.1 million and a loss on sale of assets used in the chemistry services business of approximately $0.5 million. The lease termination liability will be paid over the remaining life of the lease, which terminates in 2015. During the three months ended March 31, 2004 and 2005, lease payments and related expenses of $0 and $0.3 million were paid, respectively. At March 31, 2005, the Company recorded the remaining restructuring liability of $0.9 million in the consolidated condensed balance sheet as a component of other accrued expenses and deferred rent and other. The loss on sale of assets was a non-cash item and was charged to expense during the three months ended March 31, 2004.

Inventory

Inventories, which consist principally of laboratory supplies, are valued at the lower of cost (first-in, first-out method) or market. Inventories totaling $2.2 million and $2.4 million as of December 31, 2004 and March 31, 2005, respectively, were included in prepaid expenses and other current assets.

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

1. SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent accounting pronouncements

In November 2003, during discussions on Emerging Issues Task Force, or EITF 03-01, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments”, the EITF reached a consensus that requires quantitative and qualitative disclosures for debt and marketable equity securities classified as available-for-sale or held-to-maturity under SFAS No. 115 and SFAS No. 124 that are impaired at the balance sheet date but for which an other-than-temporary impairment has not been recognized. In September 2004, FASB Staff Position EITF Issue 03-1-1 was issued to delay the effective date for the measurement and recognition guidance. This delay does not suspend the requirement to recognize other-than-temporary impairments as required by existing authoritative literature. The Company has adopted the disclosure requirements of EITF 03-01.

In October 2004, the EITF finalized its consensuses on EITF 04-01, “Accounting for Preexisting Relationships between the Parties to a Business Combination”. The consensuses in EITF 04-01 provide guidance on how to account for the settlement of a preexisting relationship and how it affects the accounting of the business combination. EITF 04-01 is effective for business combinations consummated and goodwill impairment tests performed in reporting periods beginning after October 13, 2004. In February 2005, the Company recorded a gain on the termination of a preexisting lease arrangement as part of the acquisition of SurroMed, Inc.’s biomarker business in accordance with the guidance in EITF 04-01. See Note 2.

In December 2004, the FASB issued SFAS No. 123 (Revised 2004) “Share-Based Payment” that will require compensation costs related to share-based payment transactions to be recognized in the financial statements. With limited exceptions, the amount of compensation cost will be measured based on the fair value on the date of grant of the equity or liability instruments issued. In addition, liability instruments will be remeasured each reporting period. Compensation cost will be recognized over the period that an employee provides service in exchange for the award. In March 2005, the SEC issued Staff Accounting Bulletin 107 which describes the SEC staff’s expectations in determining the assumptions that underlie the fair value estimates and discusses the interaction of SFAS No. 123 (Revised) with certain existing SEC guidance. In April 2005, the SEC deferred the effective date for SFAS No. 123 (Revised) to the beginning of the first fiscal year that begins after June 15, 2005. The Company is currently evaluating the impact of the adoption of this statement on the Company’s financial statements.

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

In October 2004, the EITF finalized its consensuses on EITF 04-10, “Determining Whether to Aggregate Operating Segments That Do Not Meet the Quantitative Thresholds”. This consensus states that operating segments that do not meet the quantitative thresholds can be aggregated only if aggregation is consistent with the objective and basic principles of SFAS No. 131, the segments have similar economic characteristics, and the segments share sufficient other aggregation criteria. EITF 04-10 is effective for fiscal years ending after October 13, 2004. The adoption of this consensus did not have a material impact on the Company’s financial statements.

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

2. ACQUISITIONS

In February 2005, the Company completed its acquisition of substantially all of the assets of SurroMed, Inc.’s biomarker business. The assets acquired by the Company consist of equipment, fixtures, leasehold improvements, intellectual property and contracts. The biomarker business supports drug discovery and drug development by identifying biomarkers using biological, chemical and bioinformatics expertise and technologies. The acquisition expands the Company’s business by adding biomarker discovery and patient sample analysis capability to the services offered by the Company. In exchange for the assets, the Company surrendered to SurroMed all shares of preferred stock of SurroMed it held. As additional consideration for the acquisition, the Company assumed approximately $3.4 million of SurroMed liabilities under capital leases and certain additional operating liabilities and agreed to guarantee repayment of up to $1.5 million under a SurroMed bank loan. In accordance with the requirements of FASB Statement No. 5, “Accounting for Contingencies”, as clarified by FASB Interpretation No. 45, the Company has recorded a liability in the amount of $150,000 for the estimated fair value of the obligation it has assumed under this guarantee. The Company recognized a pre-tax gain on exchange of assets of $5.1 million, primarily related to the $4.9 million gain on the termination of a preexisting facility lease arrangement with SurroMed in accordance with EITF 04-01, “Accounting for Preexisting Relationships between the Parties to a Business Combination”. The fair value of the leasing arrangement was determined based on the discounted cash flows of the difference between the future required rental payments under the lease agreement and the current market rate for similar facilities. The results of operations are included in the Company’s consolidated condensed statement of operations as of and since February 1, 2005, the effective date of the acquisition. This biomarker business is now part of the Discovery Sciences segment of the Company.

This acquisition was accounted for using the purchase method of accounting, utilizing appropriate fair value techniques to allocate the purchase price based on the estimated fair values of the assets acquired and liabilities assumed. Accordingly, the estimated fair value of assets acquired and liabilities assumed were included in the Company’s consolidated condensed balance sheet as of the effective date of the acquisition.

The total purchase price for the acquisition was allocated to the estimated fair value of assets acquired and liabilities assumed as set forth in the following table:

(in thousands)
Condensed balance sheet:
Current assets	$196
Property and equipment, net	8,891
Deferred rent and other	(742)
Current liabilities	(3,485)
Long-term liabilities	(2,267)

Value of identifiable intangible assets:
Goodwill	32,853

Total	$35,446

These purchase price allocations for the acquisition were based on preliminary estimates, using available information and making assumptions management believed were reasonable. The purchase price allocations have not been finalized as the Company is still obtaining and validating information relating to certain operating assets and liabilities. Goodwill will be evaluated annually as required by SFAS 142. Goodwill related to SurroMed is expected to be deductible for tax purposes.

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

2. ACQUISITIONS (continued)

The unaudited pro forma results from operations for the Company assuming the acquisition was consummated as of January 1, 2004 and 2005 were as follows:

	Three Months Ended March 31,
(in thousands, except per share data)	2004	2005
Total revenue	$197,155	$244,716
Net income	$23,489	$35,419
Net income per share:
Basic	$0.42	$0.62
Diluted	$0.42	$0.62

The above amounts are based upon certain assumptions and estimates. The Company believes these assumptions and estimates are reasonable, but they do not reflect any benefit from economies that might be achieved from combined operations. Pro forma adjustments were made to income tax benefit, increasing net income by $0.7 million and $0.1 million for the three-month periods ended March 31, 2004 and 2005, respectively. These adjustments are reflected in the above table. The pro forma financial information presented above is not necessarily indicative of either the results of operations that would have occurred had the acquisition taken place at the beginning of the period indicated or of future results of operations of the Company.

3. ACCOUNTS RECEIVABLE AND UNBILLED SERVICES

Accounts receivable and unbilled services consisted of the following:

(in thousands)	December 31, 2004	March 31, 2005
Billed	$183,765	$176,761
Unbilled	85,404	95,582
Provision for doubtful accounts	(4,102)	(3,935)

	$265,067	$268,408

4. PROPERTY AND EQUIPMENT

Property and equipment, stated at cost, consisted of the following:

(in thousands)	December 31, 2004	March 31, 2005
Land	$7,392	$10,221
Buildings and leasehold improvements	45,493	48,260
Construction in progress and software under development	21,649	34,226
Furniture and equipment	99,778	137,139
Computer equipment and software	86,367	94,305

	260,679	324,151
Less accumulated depreciation and amortization	(124,178)	(129,798)

	$136,501	$194,353

In February 2005, the Company acquired a Dassault Falcon 900EX aircraft for $30.5 million in cash. The Company intends to use the aircraft for corporate purposes. The Company financed the acquisition from available cash.

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

4. PROPERTY AND EQUIPMENT (continued)

Property and equipment under capital leases, stated at cost, consisted of the following:

(in thousands)	March 31, 2005
Leasehold improvements	$824
Computer equipment and software	656
Furniture and equipment	1,849

3,329
Less accumulated depreciation and amortization	(55)

$3,274

As of December 31, 2004, the Company did not have any property and equipment under capital lease. The property and equipment under capital lease as of March 31, 2005 was acquired by the Company in the acquisition of SurroMed’s biomarker business.

5. GOODWILL AND INTANGIBLE ASSETS

Changes in the carrying amount of goodwill for the twelve months ended December 31, 2004 and the three months ended March 31, 2005, by operating segment, were as follows:

(in thousands)	Development	Discovery	Total
Balance as of January 1, 2004	$157,461	$20,615	$178,076
Changes in goodwill recorded during the period for prior year acquisitions (finalization of purchase price adjustments)	(699)	—	(699)
Translation adjustments	2,404	—	2,404

Balance as of December 31, 2004	159,166	20,615	179,781
Goodwill recorded during the period for current year acquisitions	—	32,853	32,853
Translation adjustments	(1,334)	—	(1,334)

Balance as of March 31, 2005	$157,832	$53,468	$211,300

Information regarding the Company’s other intangible assets follows:

	As of December 31, 2004			As of March 31, 2005
(in thousands)	Carrying Amount	Accumulated Amortization	Net	Carrying Amount	Accumulated Amortization	Net
Backlog and customer relationships	$2,733	$2,381	$352	$2,733	$2,423	$310
Patents	280	271	9	263	257	6
License and royalty agreements	5,000	1,466	3,534	5,000	1,709	3,291

Total	$8,013	$4,118	$3,895	$7,996	$4,389	$3,607

The Company amortizes all intangible assets on a straight-line basis, based on estimated useful lives of three to five years for backlog and customer relationships, five years for patents and three to ten years for license and royalty agreements. The weighted average amortization period is 4.1 years for backlog, 5.0 years for patents, approximately 6.4 years for license and royalty agreements and approximately 6.1 years for all intangibles collectively.

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

5. GOODWILL AND INTANGIBLE ASSETS (continued)

Amortization expense for the three months ended March 31, 2004 and 2005 was $0.3 million. Estimated amortization expense for the next five years is as follows:

(in thousands)
2005 (remaining 9 months)	$833
2006	606
2007	362
2008	333
2009	300

6. SHORT-TERM INVESTMENTS AND INVESTMENTS

Short-term investments, which are composed of available-for-sale securities, and Investments consisted of the following:

(in thousands)	December 31, 2004	March 31, 2005
Short-term investments:
Preferred stock	$48,225	$—
State and municipal securities	51,850	—
Other debt securities	4,945	—

Total short-term investments	$105,020	$—

Cost-basis investments:
SurroMed, Inc.	$29,007	$—
Syrrx, Inc.	25,000	25,000
Accentia Biopharmaceuticals, Inc.	4,771	9,707
Spotlight Health, Inc.	1,230	1,230
Oriel Therapeutics, Inc.	1,800	1,800
Other equity investments	250	415

Total cost-basis investments	62,058	38,152

Marketable equity securities:
BioDelivery Sciences International, Inc.	2,850	2,498
Chemokine Therapeutics Corp.	1,750	1,818

Total marketable equity securities	4,600	4,316

Total investments	$66,658	$42,468

Short-term investments

At December 31, 2004, the Company’s short-term investments consisted of Auction Rate Securities, or ARS. ARS generally have long-term stated maturities of 20 to 30 years. However, these securities have economic characteristics of short-term investments due to a rate-setting mechanism and the ability to liquidate them through a Dutch auction process that occurs on pre-determined intervals of less than 90 days. As such, these investments are classified as short-term investments. The Company’s short-term investments were classified as available-for-sale securities due to management’s intent regarding these securities. As of December 31, 2004, there were no unrealized gains or losses associated with these investments and the fair market value equaled the adjusted cost. At March 31, 2005, the Company no longer had any short-term investments.

The gross realized (losses)/gains on available-for-sale securities were $42,000 and $(17,000) in the three months ended March 31, 2004 and 2005, respectively, determined on a specific identification basis.

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

6. SHORT-TERM INVESTMENTS AND INVESTMENTS (continued)

Investments

The Company has equity investments in publicly traded entities. Investments in publicly traded entities are classified as available-for-sale securities and are measured at market value. The Company records net unrealized gains or losses associated with investments in publicly traded entities as a component of shareholders’ equity until they are realized or an other-than-temporary decline has occurred. The market value of the Company’s equity investments in publicly traded entities is based on the closing price as quoted by the applicable stock exchange or market at the end of the reporting period. As of December 31, 2004 and March 31, 2005, gross unrealized gains were $1.6 million and $1.3 million, respectively, and there were no gross unrealized losses for both periods. The Company’s equity investments are classified as long-term assets due to management’s intent to hold these securities for more than 12 months.

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

In January 2004, the Company purchased 5.0 million shares of Accentia Biopharmaceuticals, Inc. Series E convertible preferred stock for $5.0 million. At that time, the Company also received a Class A and Class B warrant, each to purchase up to an additional 5.0 million shares of Series E convertible preferred stock for $1.00 per share. The Company received dividends on its Series E convertible preferred stock in excess of Accentia’s earnings in the first quarter of 2005 and for the full year of 2004 and thus recorded these as a reduction of cost of the investment in Accentia. In January 2005, the Company exercised the Class A warrant for the purchase of an additional 5.0 million shares of Series E convertible preferred stock for $5.0 million. The Class B warrant will expire on the earlier of January 7, 2006 or the effective date of a registration statement for the public sale of Accentia common stock in a qualifying initial public offering. The Company owned approximately 13.4% of the outstanding capital stock of Accentia as of March 31, 2005. Accentia is a privately held, specialty biopharmaceutical company that focuses on commercializing targeted therapeutics in the respiratory, oncology and critical care areas. In February 2005, Accentia filed a registration statement with the SEC for its proposed initial public offering of common stock. Accentia proposes to sell in this public offering, in addition to shares for its own account, up to $12.0 million of common stock issuable to the Company upon conversion of 5.0 million shares of the Series E convertible preferred stock held by the Company.

In November 2003, the Company became a limited partner in A. M. Pappas Life Science Ventures III, LP, a venture capital fund. The Pappas Fund was established for the purpose of making investments in equity securities of privately held companies in the life sciences, healthcare and technology industries. The Company has committed to invest up to an aggregate of approximately $2.5 million in the Pappas Fund. No capital call can exceed 10% of the Company’s aggregate capital commitment, and no more than two-thirds of the Company’s commitment could be called prior to May 2005. As such, the Company anticipates that its aggregate investment will be made through a series of future capital calls over the next several years. Capital calls through March 31, 2005 were $165,000. The Company’s capital commitment will expire in May 2009.

In March 2005, Takeda Pharmaceutical Company Limited completed its acquisition of 100% of the equity of Syrrx, Inc. The Company owned $25.0 million in preferred stock of Syrrx. Takeda paid the Company $25.0 million in April 2005 for this preferred stock. Syrrx is now known as Takeda San Diego, Inc.

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

7. COMPREHENSIVE INCOME

Comprehensive income consisted of the following:

(in thousands)	Three Months Ended March 31,
	2004	2005
Net income, as reported	$24,764	$35,621
Other comprehensive income (loss):
Cumulative translation adjustment	(440)	(2,992)
Change in fair value of hedging transaction, net of taxes of $0 and $48, respectively	(912)	(89)
Reclassification adjustment for hedging results included in direct costs, net of taxes of $0 and $29, respectively	(480)	(63)
Unrealized gain (loss) on investments, net of taxes of $0	662	(284)

Total other comprehensive loss	(1,170)	(3,428)

Comprehensive income	$23,594	$32,193

Accumulated other comprehensive income consisted of the following:

(in thousands)	December 31, 2004	March 31, 2005
Translation adjustment	$14,903	$11,911
Minimum pension liability, net of tax	(5,753)	(5,753)
Fair value on hedging transaction, net of tax	413	261
Unrealized gain on investment	1,616	1,332

	$11,179	$7,751

8. ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

In January 2004, the Company began entering into foreign exchange forward and option contracts that are designated and qualify as cash flow hedges under SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities”. Changes in the fair value of the effective portion of these outstanding forward and option contracts are recognized in accumulated other comprehensive income, or OCI. These amounts are reclassified from OCI and recognized in earnings when either the forecasted transaction occurs or it becomes probable that the forecasted transaction will not occur.

Changes in the ineffective portion of a derivative instrument are recognized in earnings in the current period. Effectiveness for forward cash flow hedge contracts is measured by comparing the fair value of the forward contract to the change in the forward value of the anticipated transaction. The fair market value of the hedged exposure is presumed to be the market value of the hedge instrument when critical terms match. Ineffectiveness in 2004 and 2005 was not significant.

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

8. ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES (continued)

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

The Company’s hedging contracts are primarily intended to protect against the impact of changes in the value of the U.S. dollar against other currencies and its impact on operating results. Accordingly, for forecasted transactions, non-U.S. dollar functional subsidiaries incurring expenses in foreign currencies hedge U.S. dollar revenue contracts. OCI associated with hedges of foreign currency revenue is reclassified into revenue upon recognition of the forecasted transaction in the statement of operations. All values reported in OCI at March 31, 2005 will be reclassified to earnings within twelve months. At March 31, 2005, the face amount of the foreign exchange contracts designated as cash flow hedges was $33.3 million.

The Company also enters into foreign currency forward contracts to hedge against changes in the fair value of monetary assets and liabilities denominated in a non-functional currency. These derivative instruments are not designated as hedging instruments; therefore, changes in the fair value of these contracts are recognized immediately in other income, net as an offset to the changes in the fair value of the monetary assets or liabilities being hedged. At March 31, 2005, the face amount of these contracts was $26.1 million.

At March 31, 2005, the fair value of the Company’s foreign currency derivative portfolio was $380,000 recorded as a component of prepaid expenses and other current assets and $87,000 recorded as a component of other accrued expenses.

9. INCOME TAXES

The effective tax rate for the first quarter of 2005 was 27.5%. The effective tax rate was positively impacted by a $3.7 million reduction in the valuation allowance provided for the deferred tax asset relating to a capital loss carryforward due to the recognition of capital gains for both the SurroMed transaction and the $10.0 million dapoxetine new drug application milestone. This reduction in the valuation allowances decreased the effective tax rate by 7.5%.

The Company records current and deferred income tax expense related to its foreign operations to the extent those earnings are taxable. Historically, no provision has been made for the additional taxes that would result from the distribution of earnings of foreign subsidiaries because those earnings were expected to be reinvested permanently. The American Jobs Creation Act of 2004, (the “Act”) introduced a special one-time dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer. No provision is being made in the first quarter of 2005 relating to this matter because the Company is currently evaluating the effect of the new Act on its plan for these undistributed foreign earnings. The Company expects to complete this evaluation by the end of June 2005. The cumulative amount of undistributed retained earnings of foreign subsidiaries for which no provision has been made was $50.4 million as of December 31, 2004 and $58.6 million as of March 31, 2005. The income tax effect of repatriating these earnings is not estimable at this time.

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

Pension costs for the U.K. Plan included the following components:

(in thousands)	Three Months Ended March 31,
	2004	2005
Service cost	$313	$304
Interest cost	439	525
Expected return on plan assets	(368)	(438)
Amortization of transition asset amount	(4)	(2)
Amortization of net loss	158	155

Net periodic pension cost	$538	$544

For the three months ended March 31, 2005, the Company made contributions of $0.5 million and anticipates contributing an additional $1.4 million to fund this plan during the remainder of 2005.

11. COMMITMENTS AND CONTIGENCIES

The Company currently maintains insurance for risks associated with the operation of its business, provision of professional services, and ownership of property. These policies provide coverage for a variety of potential losses, including loss or damage to property, bodily injury, general commercial liability, professional errors and omissions, and medical malpractice. The Company’s retentions and deductibles associated with these insurance policies range from $0.25 million to $0.5 million.

The Company is self-insured for health insurance for employees located within the United States. The Company maintains stop-loss insurance on a “claims made” basis for expenses in excess of $0.25 million per member per year. As of December 31, 2004 and March 31, 2005, the Company maintained a reserve of approximately $3.6 million and $4.3 million, respectively, included in other accrued expenses on the consolidated condensed balance sheets, to cover open claims and estimated claims incurred but not reported.

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

11. COMMITMENTS AND CONTIGENCIES (continued)

In April 2000, the Company made an investment in Spotlight Health, Inc. The Company subsequently entered into an agreement to guarantee a $2.0 million revolving line of credit that is now being provided to Spotlight Health by Bank of America. Indebtedness under the line of credit is unsecured and subject to traditional covenants relating to financial ratios. This credit facility is scheduled to expire on June 30, 2005, at which time any outstanding balance would be due. As of March 31, 2005, Spotlight Health had $2.0 million outstanding under this credit facility. In accordance with the requirements of FASB Statement No. 5, “Accounting for Contingencies”, as clarified by FASB Interpretation No. 45, the Company has recorded a liability in the amount of $0.2 million for the estimated fair value of the obligation the Company has assumed under this guarantee. The Company reviews the financial statements of Spotlight Health on a quarterly basis to determine if it has sufficient financial resources to continue operations. Future events and circumstances might adversely affect Spotlight Health’s financial condition and Spotlight Health might not be in the position to repay the facility, in which case Bank of America might attempt to collect against the Company on its guarantee.

In February 2005, the Company acquired substantially all of SurroMed’s assets related to its biomarker business. As part of this acquisition, the Company agreed to guarantee repayment of up to $1.5 million under a SurroMed bank loan with a maturity date of December 31, 2006. In accordance with the requirements of FASB Statement No. 5, “Accounting for Contingencies”, as clarified by FASB Interpretation No. 45, the Company has recorded a liability in the amount of $150,000 for the estimated fair value of the obligation it has assumed under this guarantee.

In November 2003, the Company entered into an agreement with Syrrx, Inc. to jointly develop and commercialize human dipeptidyl peptidase IV, or DPP IV, inhibitors as drug products for the treatment of type 2 diabetes and other major human diseases. The Company is obligated to provide preclinical and clinical development resources and expertise for the collaboration, and to fund the majority of preclinical and clinical studies through Phase IIb development of selected DPP IV inhibitors. The Company and Syrrx agreed to share equally the costs of Phase III development. In addition, the Company agreed to make milestone payments up to $17.5 million to Syrrx for each collaboration product upon the occurrence of certain clinical and regulatory events. In September 2004, the Company filed an investigational new drug application for one DPP IV inhibitor and the Phase I clinical study for that inhibitor commenced in late October 2004. In the fourth quarter of 2004, the Company expensed the first milestone payment to Syrrx of $2.5 million as a result of the commencement of the Phase I studies. These studies were completed in March 2005 and the Phase II studies were commenced in April. The Company expensed the milestone payment of $2.5 million relating to the commencement of the Phase II studies in the second quarter of 2005. The remaining milestone payments will be expensed when the event triggering payment of the milestone occurs. In the event the parties are successful in obtaining approval to market a drug product under the collaboration, the parties will share equally the profits from drug sales. In March 2005, Takeda Pharmaceutical Company Limited completed its acquisition of 100% of the equity of Syrrx, which is now known as Takeda San Diego, Inc. At this time, the Company does not know what impact, if any, this acquisition will have on the DPP IV collaboration with Takeda San Diego.

In April 2003, the Company made an equity investment in Chemokine Therapeutics Corp. In connection with this investment, Chemokine granted the Company an exclusive option to license a proprietary peptide for a one-time license fee of $1.5 million. The Company is waiting for the results of an on-going Phase I study to determine if it will exercise its option. If the Company chooses to exercise this option, it will be obligated to pay the license fee plus the costs for future development work on the peptide. Chemokine also granted the Company the right to first negotiate a license to other peptides.

In November 2003, the Company became a limited partner in A. M. Pappas Life Science Ventures III, LP, a venture capital fund. The Pappas Fund was established for the purpose of making investments in equity securities of privately held companies in the life sciences, healthcare and technology industries. The Company has committed to invest up to an aggregate of approximately $2.5 million in the Pappas Fund. No capital call can exceed 10% of the

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

11. COMMITMENTS AND CONTINGENCIES (continued)

Company’s aggregate capital commitment and no more than two-thirds of the Company’s commitment could be called prior to May 2005. As such, the Company anticipates that its aggregate investment will be made through a series of future capital calls over the next several years. Capital calls through March 31, 2005 were $165,000. The Company’s capital commitment will expire in May 2009.

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

As of March 31, 2005, the Company had liabilities of $4.9 million for certain unsettled matters in connection with tax positions taken in the Company’s tax returns that include interpretations of applicable income tax laws and regulations. Such amounts are based on management’s expectation regarding the ultimate tax treatment and outcome of these matters. The Company believes it is unlikely that the resolution of these matters will have a material adverse effect on the Company’s financial position or results of operations.

In January 2005, the Company acquired approximately 7.5 acres of property located in downtown Wilmington, North Carolina, on which the Company plans to construct a new headquarters building. The total purchase price for the land was approximately $2.8 million. In connection with the sale of the property, the seller, Almont Shipping Company, refinanced existing liens on the property with the proceeds of an $8.0 million loan from Bank of America, N.A. This loan will mature in January 2006 and is secured by a lien on substantially all of Almont’s assets, including an approximately 30-acre tract of land adjacent to the tract the Company acquired. This loan is also secured by a guarantee from the Company. In accordance with the requirements of FASB Statement No. 5, “Accounting for Contingencies”, as clarified by FASB Interpretation No. 45, the Company has recorded a liability in the amount of $0.8 million for the estimated fair value of the obligation the Company has assumed under this guarantee. Almont’s obligation to reimburse the Company in the event the Company is required to pay any sums to Bank of America under the guarantee is also secured by a lien on substantially all of Almont’s assets. As a part of this transaction, Almont granted the Company an option to purchase all or a portion of the adjacent 30-acre tract of land at an agreed upon price per acre. The option will expire on January 31, 2007.

Under most of the agreements for Development Group services, the Company agrees to indemnify and defend the sponsor against third-party claims based on the Company’s negligence or willful misconduct. Any successful claims could have a material adverse effect on the Company’s financial condition, results of operations and future prospects.

In the normal course of business, the Company is a party to various claims and legal proceedings. In addition to other pending claims, the Company is currently in litigation with a former client that has sued the Company for breach of contract and tortious acts in conducting a clinical trial. That former client is claiming that it does not owe the Company the remaining amounts due under the contract and is seeking other damages from the Company’s alleged breach of contract and tortious acts. The Company records a reserve for these litigation matters when an adverse outcome is probable and the amount of the potential liability is reasonably estimable. Although the ultimate outcome of these matters is currently not determinable, management of the Company, after consultation with legal counsel, does not believe that the resolution of these matters will have a material effect upon the Company’s financial condition, results of operations or cash flows for an interim or annual period.

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

12. BUSINESS SEGMENT DATA

Revenue by principal business segment is separately stated in the consolidated condensed financial statements. Income from operations and identifiable assets by principal business segment were as follows:

	Three Months Ended March 31,
(in thousands)	2004	2005
Income from operations:
Development	$35,482	$41,847
Discovery sciences	3,012	6,083

Total	$38,494	$47,930

	December 31, 2004	March 31, 2005
Identifiable assets:
Development	$879,123	$905,811
Discovery sciences	96,078	112,989

Total	$975,201	$1,018,800

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis is provided to increase understanding of, and should be read in conjunction with, our consolidated condensed financial statements and accompanying notes. In this discussion, the words “PPD”, “we”, “our” and “us” refer to Pharmaceutical Product Development, Inc., together with its subsidiaries where appropriate.

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

With more than 7,100 professionals worldwide, we have provided services to 41 of the top 50 pharmaceutical companies in the world as ranked by 2003 healthcare research and development spending, in addition to our work with leading biotechnology and medical device companies. We believe that we are one of the world’s largest providers of drug development services to pharmaceutical, biotechnology and medical device companies based on 2004 annual net revenues generated from contract research organizations.

Building on our outsourcing relationship with pharmaceutical and biotechnology clients, we established our discovery services business in 1997. After restructuring the Discovery Sciences segment in 2003 and 2004, this business now primarily focuses on preclinical evaluations of anticancer therapies and compound partnering arrangements associated with the development and commercialization of potential drug products. We have developed a risk-sharing research and development model to help pharmaceutical and biotechnology clients develop compounds. Through collaborative arrangements based on this model, we assist our clients’ research and evaluate the development and commercial potential for compounds at various stages of development. In February 2005, we completed the acquisition of a biomarker business. This acquisition will expand our discovery sciences business by adding biomarker discovery and patient sample analysis capability to the services offered by us.

We believe that our integrated drug discovery and development services offer our clients a way to identify and develop successful drugs more quickly and cost-effectively. We also use our proprietary informatics technology to support our development services. In addition, because we are positioned globally, we are able to accommodate the multinational drug discovery and development needs of our customers. As a result of having these core areas of expertise in discovery and development, we can provide integrated services across the entire drug development spectrum. For more detailed information on PPD, see our Annual Report on Form 10-K for the year ended December 31, 2004.

Executive Overview

Because our revenues are dependent on a relatively small number of industries and clients, we closely monitor the market for our services. For a discussion of the trends affecting our market, see “Item 1. Business—Trends Affecting the Drug Discovery and Development Industry” in our Annual Report on Form 10-K for the year ended December 31, 2004.

While we cannot predict the demand for CRO services in the remainder of 2005, we believe the overall historical market drivers for our industry are intact. To grow authorizations in the remainder of 2005, we plan to continue to focus on our business development efforts, including increasing the percentage of successful proposals and the delivery of timely, high quality services to our clients. We believe there are several specific opportunities for growth in the remainder of 2005. We currently conduct a significant amount of government-sponsored research and plan to continue our efforts to win new opportunities in this market. Our Latin American and European Phase II through IV units had an excellent 2004 and first quarter of 2005 and we believe there are opportunities for continued growth in these areas. We have also experienced an increase in the demand for our Phase I services, so we expanded our Phase I clinic in Austin, Texas to 300 beds to enhance our ability to service large, complex studies. This expansion was completed in April 2005 and the new Phase I unit is in operation. In 2004 and the first quarter of 2005, the demand for our bioanalytical and GMP services increased and we have expanded our GMP laboratory facilities and invested in new equipment to meet this increased demand. Finally, we also believe the demand for our post-marketing development services will continue to grow.

We review various metrics, including period-to-period growth in backlog, new authorizations, cancellation rates, revenue, margins and earnings, to evaluate our financial performance. In the first quarter of 2005, we had new authorizations of $331.3 million, an increase of 20.0% over the first quarter of 2004. The cancellation rate for the first quarter of 2005 was 15% compared to 22% in the full year of 2004. On a net basis, authorizations were up 26% in the first quarter of 2005 compared to the same period in 2004. Backlog grew to $1.3 billion as of March 31, 2005, up 16% over March 31, 2004. Backlog by client type as of March 31, 2005 was 54% pharmaceutical, 34% biotech and 12% government/other. Backlog by client type as of December 31, 2004 was 58% pharmaceutical, 28% biotech and 14% government/other. This change in the composition of our backlog reflects an increase in new authorizations from both large and small biotech clients. Net revenue by client type for the quarter ended March 31, 2005 was 63% pharmaceutical, 28% biotech and 9% government/other. Top therapeutic areas by net revenue for the quarter ended March 31, 2005 were anti-infective/anti-viral, oncology, central nervous system, circulatory/cardiovascular and endocrine/metabolic. For a detailed discussion of our revenue, margins, earnings and other financial results for the quarter ended March 31, 2005, see “Results of Operations – Three Months Ended March 31, 2005 versus Three Months Ended March 31, 2004” below.

Capital expenditures for the quarter ended March 31, 2005 totaled approximately $58.4 million. Capital expenditures included $30.5 million for our new corporate airplane and $8.6 million related to leasehold improvements to the new clinic in Austin, Texas. The majority of the remaining capital expenditures included spending on software, computer hardware and additional scientific equipment for our Phase I and laboratory units. In addition to investing in our growing business, we are also focused on improving the efficiency of our operations by streamlining training matrices and clinical procedural documents, decreasing the number of documents needed for study initiation, centralizing regulatory document collection and rolling out a new clinical trial management system.

In February 2005, we acquired substantially all of the assets of SurroMed, Inc.’s biomarker business. This acquisition expands our discovery business by adding biomarker discovery and patient sample analysis to the discovery services offered by us. Our Discovery Sciences segment also includes our compound collaboration arrangements. These collaborations allow us to leverage our resources and global drug development expertise to create new opportunities for growth and to share the risks and potential rewards of drug development. For a background discussion of our compound partnering arrangements, see “Item 1. Business – Our Services – Our Discovery Sciences Group – Compound Partnering Programs” in our Annual Report on Form 10-K for the year ended December 31, 2004.

In the first quarter of 2005, we made significant progress on two important collaborations. First, in February 2005, the FDA accepted the dapoxetine new drug application for filing and we received the $10.0 million payment from ALZA Corporation for this milestone in March. Secondly, with regard to the DPP IV collaboration with Takeda San Diego (formerly Syrrx, Inc.), we completed the Phase Ib study in patients for the first DPP IV inhibitor in March 2005 and initiated the Phase II program for that inhibitor in April. We also commenced the Phase I first in man study for the second DPP IV inhibitor in April 2005.

In the first quarter of 2005, we also elected to terminate the implitapide program for various reasons and are in the process of winding down these studies and our collaboration with Bayer A.G. With regard to our collaboration with Chemokine Therapeutics Corp. regarding its proprietary peptide for possible use as a blood recovery agent, we are waiting on the results of the Phase I study before deciding whether to exercise our option to license this peptide.

As a result of these arrangements and the progression of our pipeline, we expect to continue to incur significant R&D expense during the remainder of 2005. Furthermore, in addition to progressing our existing collaborations, we will continue to evaluate opportunities for new collaborations and investments that we believe will help us achieve our mid- to long-term growth objectives.

Acquisitions

In February 2005, we completed our acquisition of substantially all of the assets of SurroMed, Inc.’s biomarker business. The assets acquired by us consist of equipment, fixtures, leasehold improvements, intellectual property and contracts. The biomarker business supports drug discovery and drug development by identifying biomarkers using biological, chemical and bioinformatics expertise and technologies. The acquisition expands our business by adding biomarker discovery and patient sample analysis capability to the services offered by us. In exchange for the assets, we surrendered to SurroMed for cancellation all shares of preferred stock of SurroMed we held. As additional consideration for the acquisition, we assumed approximately $3.4 million of SurroMed liabilities under capital leases and certain additional operating liabilities and agreed to guarantee repayment of up to $1.5 million under a SurroMed bank loan. We recognized a pre-tax gain on the exchange of assets of $5.1 million. The biomarker business is now part of the Discovery Sciences segment.

We accounted for this acquisition using the purchase method of accounting, utilizing appropriate fair value techniques to allocate the purchase price based on the estimated fair values of the assets acquired and liabilities assumed. Accordingly, the estimated fair value of assets acquired and liabilities assumed were included in our consolidated condensed balance sheet as of the effective date of the acquisition. For further details regarding this acquisition, see Note 2 to the Notes to Consolidated Financial Statements.

Investments

In January 2004, we purchased 5.0 million shares of Accentia Biopharmaceuticals, Inc. Series E convertible preferred stock for $5.0 million. At that time, we also received a Class A and Class B warrant, each to purchase up to an additional 5.0 million shares of Series E convertible preferred stock for $1.00 per share. In January 2005, PPD exercised the Class A warrant of Accentia and purchased an additional 5.0 million shares of Series E convertible preferred stock for $5.0 million. In February 2005, Accentia filed a registration statement with the SEC for its proposed initial public offering of common stock. Accentia proposes to sell in this public offering, in addition to shares for its own account, up to $12.0 million of common stock issuable to us upon conversion of 5.0 million shares of the Series E convertible preferred stock held by us.

In March 2005, Takeda Pharmaceutical Company Limited completed its acquisition of 100% of the equity of Syrrx, Inc. We owned $25.0 million in preferred stock of Syrrx. Takeda paid us $25.0 million in April 2005 for our preferred stock in Syrrx. For further details regarding investments, see Note 6 to the Notes to Consolidated Financial Statements.

Restructuring Charges

In the first quarter and second quarter of 2004, we recorded a $0.5 million and $2.1 million restructuring charge, respectively, associated with exiting our chemistry facility in Research Triangle Park, North Carolina. These charges include lease payments and termination costs, net of sublease rentals, of approximately $2.1 million and a loss on sale of assets used in our chemistry services of approximately $0.5 million. The lease termination liability will be paid over the remaining life of the lease, which terminates in 2015.

New Business Authorizations and Backlog

New business authorizations, which are sales of our services, are added to backlog when we enter into a contract or letter of intent or receive a verbal commitment. Authorizations can vary significantly from quarter to quarter, and contracts generally have terms ranging from several months to several years. We recognize revenue on these authorizations as services are performed. Our new authorizations for the three months ended March 31, 2004 and 2005 were $276.0 million and $331.3 million, respectively.

Our backlog consists of new business authorizations for which the work has not started but is anticipated to begin in the near future, and contracts in process that have not been completed. As of March 31, 2005, the remaining duration of the contracts in our backlog ranged from one month to 174 months with an average duration of 27.4 months. Amounts included in backlog represent future revenue and exclude revenue that we have previously recognized. Once work begins on a project included in backlog, net revenue is recognized over the life of the contract. However, there can be no assurance that our backlog will ever be recognized as revenue. Our backlog as of March 31, 2004 and 2005 was $1.16 billion and $1.35 billion, respectively.

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

In connection with the management of multi-site clinical trials, we pay, on behalf of our customers, fees to investigators and test subjects as well as other out-of-pocket costs for items such as travel, printing, meetings and couriers. Our clients reimburse us for these costs. As required by EITF 01-14, amounts paid by us as a principal for out-of-pocket costs are included in direct costs as reimbursable out-of-pocket expenses and the reimbursements we receive as a principal are reported as reimbursed out-of-pocket revenue. In our statements of operations, we combine amounts paid by us as an agent for out-of-pocket costs with the corresponding reimbursements, or revenue, we receive as an agent. During the three months ended March 31, 2004 and 2005, fees paid to investigators and other fees we paid as an agent and the associated reimbursements were approximately $59.9 million and $69.8 million, respectively.

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

The Discovery Sciences Group also generates revenue from time to time in the form of milestone payments in connection with licensing of compounds. We only recognize milestone payments as revenue if the specified milestone is achieved and accepted by the customer, payment received and continued performance of future research and development services related to that milestone are not required.

Recording of Expenses

We generally record our operating expenses among the following categories:

•	direct costs;

•	research and development;

•	selling, general and administrative;

•	depreciation and

•	amortization.

Direct costs consist of appropriate amounts necessary to carry out the revenue and earnings process, and include direct labor and related benefit charges, other costs directly related to contracts, an allocation of facility and information technology costs, and reimbursable out-of-pocket expenses. Direct costs, as a percentage of net revenue, tend to and are expected to fluctuate from one period to another as a result of changes in labor utilization and the mix of service offerings involved in the hundreds of studies being conducted during any period of time.

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

Depreciation consists of depreciation costs recorded on a straight-line method, based on estimated useful lives of 40 to 50 years for buildings, five years for laboratory equipment, two to five years for software, computers and related equipment, and five to ten years for furniture and equipment, except for airplanes, which we depreciate over 30 years. We depreciate leasehold improvements over the shorter of the life of the relevant lease or the useful life of the improvement. We depreciate property under capital leases over the life of the lease or the service life, whichever is shorter.

Amortization consists of amortization costs recorded on intangible assets on a straight-line method over the life of the intangible assets.

Three Months Ended March 31, 2005 Versus Three Months Ended March 31, 2004

The following table sets forth amounts from our consolidated condensed financial statements along with the dollar and percentage change for the three months ended March 31, 2005 compared to the three months ended March 31, 2004.

	Three Months Ended March 31, (unaudited)		$ Inc (Dec)	% Inc (Dec)
(in thousands, except per share data)	2005	2004
Net revenue:
Development revenue	$212,921	$174,714	$38,207	21.9%
Discovery sciences revenue	12,860	7,548	5,312	70.4
Reimbursed out-of-pockets	18,273	13,018	5,255	40.4

Total net revenue	244,054	195,280	48,774	25.0

Direct costs:
Development	108,330	88,210	20,120	22.8
Discovery sciences	1,765	1,566	199	12.7
Reimbursable out-of-pocket expenses	18,273	13,018	5,255	40.4

Total direct costs	128,368	102,794	25,574	24.9

Research and development expenses	8,821	1,286	7,535	585.9
Selling, general and administrative expenses	55,432	45,159	10,273	22.8
Depreciation	8,359	6,717	1,642	24.5
Amortization	288	325	(37)	(11.4)
Gain on exchange of assets	(5,144)	—	(5,144)
Restructuring charges	—	505	(505)

Income from operations	47,930	38,494	9,436	24.5

Interest and other income, net	1,180	504	676	134.1

Income before taxes	49,110	38,998	10,112	25.9
Provision for income taxes	13,489	14,234	(745)	(5.2)

Net income	$35,621	$24,764	$10,857	43.8%

Net income per diluted share	$0.62	$0.44	$0.18	40.9

Total net revenue increased $48.8 million to $244.1 million in the first quarter of 2005. The increase in total net revenue resulted primarily from an increase in our Development Group revenue and the $10.0 million milestone payment from ALZA Corporation related to the filing of the new drug application, or NDA, for dapoxetine in the first quarter of 2005. The Development Group’s operations generated net revenue of $212.9 million, which accounted for 87.2% of total net revenue for the first quarter of 2005. The 21.9% increase in the Development Group’s net revenue was primarily attributable to an increase in the level of global CRO Phase II through IV services we provided in the first quarter of 2005 as compared to the first quarter of 2004.

The Discovery Sciences Group generated net revenue of $12.9 million in the first quarter of 2005, an increase of $5.3 million from the first quarter of 2004. The increase in the Discovery Sciences net revenue was mainly attributable to the $10.0 million milestone payment related to the filing of the dapoxetine NDA. In 2004, we received a $5.0 million payment from ALZA in connection with an amendment to the dapoxetine out-license agreement.

Total direct costs increased $25.6 million to $128.4 million in the first quarter of 2005 primarily as the result of an increase in the Development Group direct costs. Development Group direct costs increased $20.1 million to

$108.3 million in the first quarter of 2005. The primary reason for this increase was an increase in personnel costs of $12.4 million. Personnel costs increased due to hiring additional employees in our global CRO Phase II through IV division and increased costs in our foreign operations due to the weakening of the U.S. dollar. The remaining $7.7 million of this increase in Development direct costs primarily consisted of increased facility costs related to the increase in personnel and increased subcontractor costs to support increased revenue.

Discovery Sciences direct costs increased $0.2 million to $1.8 million in the first quarter of 2005. The higher costs in the first quarter of 2005 related primarily to additional direct costs related to our acquisition of the biomarker business from SurroMed.

Gross margin from the Development segment was 49.1% in the first quarter of 2005 compared to 49.5% in the first quarter of 2004. The decrease is due to the relocation of the Phase I clinic in Austin, Texas and lower revenues from MRL, our specialty central laboratory.

R&D expenses increased $7.5 million to $8.8 million in the first quarter of 2005. R&D expenses increased as a result of increased spending in connection with our existing compound partnering arrangements. We expect to continue to incur significant R&D expenses in 2005 in connection with our existing compound partnering arrangements.

SG&A expenses increased $10.3 million to $55.4 million in the first quarter of 2005. As a percentage of total net revenue, SG&A expenses decreased to 22.7% in the first quarter of 2005 compared to 23.1% in the first quarter of 2004. The increase in SG&A expenses includes additional personnel costs of $5.8 million. The increase in personnel costs related to training costs for new personnel, higher levels of operations infrastructure to manage direct personnel and changes in utilization levels. The increase in SG&A costs also includes an additional $1.4 million in recruiting costs to hire additional personnel and an increase of $1.3 million in travel costs due to training initiatives for new and existing operations personnel and increased travel related to additional personnel in administrative functions.

Depreciation increased $1.6 million to $8.4 million in the first quarter of 2005. The increase was related to the depreciation of the property and equipment we acquired to accommodate our growth. Capital expenditures were $58.4 million in the first quarter of 2005. Capital expenditures included $30.5 million for our new corporate airplane and $8.6 million related to leasehold improvements to the new clinic in Austin, Texas. The majority of the remaining capital expenditures included spending on software, computer hardware, and additional scientific equipment for our Phase I and laboratory units.

Operating income increased $9.4 million to $47.9 million in the first quarter of 2005. As a percentage of net revenue, operating income decreased slightly to 19.6% of net revenue in the first quarter of 2005 from 19.7% in the first quarter of 2004. Operating income in the first quarter of 2005 included a $5.1 million gain on exchange of assets associated with the acquisition of SurroMed, Inc.’s biomarker business. Operating income in the first quarter of 2004 included a $0.5 million in restructuring charge associated with exiting our chemistry facility in Research Triangle Park, North Carolina. Operating income in the first quarter of 2005 was also negatively impacted by approximately $1.4 million due to the weakening of the U.S. dollar relative to the euro, British pound and Brazilian real. During the first quarter of 2005, we recorded a foreign currency hedging gain of $93,000, resulting in a net impact to operating income of $1.3 million attributable to foreign currency transactions. Although these currency movements increased net revenue in the aggregate, the negative impact on operating income is attributable to dollar-denominated contracts for services rendered in countries other than the United States. In these cases, revenue is not impacted by the weakening of the U.S. dollar, but the costs associated with performing these contracts, which are paid in local currency, are negatively impacted when translated into U.S. dollars.

Our provision for income taxes decreased $0.7 million to $13.5 million in the first quarter of 2005. Our effective income tax rate for the first quarter of 2005 was 27.5% compared to 36.5% for the first quarter of 2004. The effective tax rate was positively impacted by a $3.7 million reduction in our valuation allowance provided for the deferred tax asset relating to a capital loss carryforward due to the recognition of capital gains for both the SurroMed transaction and the dapoxetine NDA milestone. This reduction in the valuation allowances decreased the effective tax rate by 7.5%. The remaining difference in our effective rates for the first quarter of 2005 compared to the first quarter of 2004 is due to the change in the geographic distribution of our pretax earnings among locations with varying tax rates.

Net income of $35.6 million in the first quarter of 2005 represents an increase of $10.9 million from $24.8 million in the first quarter of 2004. Net income per diluted share of $0.62 in the first quarter of 2005 represents a 40.9% increase from net income per diluted share of $0.44 in the first quarter of 2004. Net income per diluted share for the first quarter of 2005 included $0.07 per share, net of tax, for the gain on exchange of assets associated with the acquisition of SurroMed’s biomarker business.

Liquidity and Capital Resources

As of March 31, 2005, we had $236.4 million of cash and cash equivalents. Our expected primary cash needs on both a short- and long-term basis are for capital expenditures, including our new corporate headquarters, expansion of services, possible acquisitions, geographic expansion, working capital and other general corporate purposes. We have historically funded our operations and growth, including acquisitions, with cash flow from operations, leasing arrangements, borrowings and sales of our stock. We invest our cash and cash equivalents in financial instruments that are rated A or better by Standard & Poor’s or Moody’s, and earn interest at market rates.

In the first quarter of 2005, our operating activities provided $47.4 million in cash as compared to $30.9 million for the same period last year. The increase in cash flow from operations is primarily due to a $10.9 million increase in net income, partially offset by a non-cash gain on exchange of assets of $5.1 million, a non-cash increase in provision for deferred income taxes of $5.1 million and an increase in cash related to changes in operating assets and liabilities of $5.5 million as compared to an increase of $0.4 million in the first quarter of 2004. The increase related to changes in operating assets and liabilities primarily consisted of an increase in current income taxes of $15.2 million and an increase in payables to investigators of $6.4 million partially offset by a decrease in unearned income of $7.5 million, an increase in receivables and unbilled services of $4.9 million and a decrease in accounts payable and other accrued expenses of $5.1 million.

In the first quarter of 2005, we generated $41.5 million in cash from investing activities. The net cash provided by purchases, maturities and sales of available-for-sale investments of $105.0 million was partially offset by investments of $5.1 million and capital expenditures of $58.4 million. We expect our capital expenditures for the remainder of 2005 to be approximately $65.0 million to $70.0 million. This estimate includes 2005 construction costs of $30.0 million to $35.0 million for the new corporate headquarters building in Wilmington, North Carolina which we estimate will be completed in late 2006. The majority of the remaining anticipated capital expenditures will relate to equipment for our Phase I and laboratory units, and information technology enhancement and expansion.

In the first quarter of 2005, our financing activities provided $4.3 million in cash, as net proceeds from stock option exercises and purchases under our employee stock purchase plan totaling $4.8 million were partially offset by $0.4 million in repayments of capital lease obligations.

Working capital as of March 31, 2005 was $235.7 million, compared to $257.1 million at December 31, 2004. The decrease in working capital was due primarily to a decrease in cash and short-term investments of $13.0 million, a decrease in income tax receivable of $6.3 million, an increase of payables to investigators of $6.1 million, and a increase of accrued income taxes of $7.7 million, partially offset by a decrease in other accrued expenses of $6.7 million and a decrease in unearned income of $6.9 million. The number of days’ revenue outstanding in accounts receivable and unbilled services, net of unearned income, also known as DSO, was 32.2 and 40.0 days as of March 31, 2005 and March 31, 2004, respectively. We calculate DSO by dividing accounts receivable and unbilled services less unearned income by average daily gross revenue for the period presented. Over the past three years, our year-to-date DSO has fluctuated between 32.2 days and 43.2 days. We expect DSO will fluctuate in the future depending on the mix of contracts performed within a quarter, the level of investigator advances and unearned income, and our success in collecting receivables.

In July 2004, we renewed our $50.0 million revolving credit facility with Bank of America, N. A. Indebtedness under the facility is unsecured and subject to traditional covenants relating to financial ratios and restrictions on certain types of transactions. Borrowings under this credit facility are available to provide working capital and for general corporate purposes. As of March 31, 2005, there was no amount outstanding under this credit facility. However, the aggregate amount we are able to borrow has been reduced by $0.8 million due to outstanding letters of credit issued under this facility. This credit facility is currently scheduled to expire in June 2005, at which time any outstanding balance would be due.

In April 2000, we made an investment in Spotlight Health, Inc. We subsequently entered into an agreement to guarantee a $2.0 million revolving line of credit that is now being provided to Spotlight Health by Bank of America. Indebtedness under the line of credit is unsecured and subject to traditional covenants relating to financial ratios. This credit facility is scheduled to expire on June 30, 2005, at which time any outstanding balance would be due. As of March 31, 2005, Spotlight Health had $2.0 million outstanding under this credit facility. In accordance with the requirements of FASB Statement No. 5, “Accounting for Contingencies”, as clarified by FASB Interpretation No. 45, we have recorded a liability in the amount of $0.2 million for the estimated fair value of the obligation we have assumed under this guarantee. We review the financial statements of Spotlight Health on a quarterly basis to determine if it has sufficient financial resources to continue operations. Future events and circumstances might adversely affect Spotlight Health’s financial condition and Spotlight Health might not be in the position to repay the facility, in which case Bank of America might attempt to collect against us on our guarantee.

In February 2005, we acquired substantially all of SurroMed’s assets related to its biomarker business. As part of this acquisition, we agreed to guarantee repayment of up to $1.5 million under a SurroMed bank loan with a maturity date of December 31, 2006. In accordance with the requirements of FASB Statement No. 5, “Accounting for Contingencies”, as clarified by FASB Interpretation No. 45, we have recorded a liability in the amount of $150,000 for the estimated fair value of the obligation assumed under this guarantee.

In November 2003, we entered into a collaboration agreement with Syrrx to jointly develop and commercialize human dipeptidyl peptidase IV, or DPP IV, inhibitors as drug products for the treatment of type 2 diabetes and other major human diseases. Under the terms of the agreement, we are obligated to provide preclinical and clinical development resources and expertise for the collaboration, and to fund the majority of preclinical and clinical studies through Phase IIb development of selected DPP IV inhibitors. PPD and Syrrx agreed to share equally the costs of Phase III development. In addition, we agreed to make milestone payments up to an aggregate amount equal to $17.5 million for each collaboration product upon the occurrence of certain clinical and regulatory events. In September 2004, we filed an investigational new drug application for one DPP IV inhibitor and the Phase I clinical study for that inhibitor commenced in late October 2004. In the fourth quarter of 2004, we paid Syrrx a milestone payment of $2.5 million as a result of the commencement of the Phase I studies. These studies were completed in March 2005. We began the Phase II program in April and will be required to pay a milestone payment of $2.5 million in the second quarter. The remaining milestone payments under the collaboration agreement will be expensed when the event triggering payment of the milestone occurs. In the event we are successful in obtaining approval to market a drug product under the collaboration, the parties will share equally the profits from drug sales. In March 2005, Takeda Pharmaceutical Company Limited completed the acquisition of 100% of the equity of Syrrx, which is now known as Takeda San Diego, Inc. We owned $25.0 million in preferred stock of Syrrx, for which Takeda paid us $25.0 million in April 2005. At this time, we do not know what impact, if any, this acquisition will have on our DPP IV collaboration with Takeda San Diego.

In April 2003, we made an equity investment in Chemokine Therapeutics Corp. In connection with this investment, Chemokine granted us an exclusive option to license a proprietary peptide for a one-time license fee of $1.5 million. We are waiting for the results of an on-going Phase I study to determine if we will exercise our option. If we choose to exercise this option, we will be obligated to pay the one-time license fee plus the costs for future development work on the peptide. Chemokine also granted us the right to first negotiate a license to other peptides.

In November 2003, we became a limited partner in A. M. Pappas Life Science Ventures III, LP, a venture capital fund. The Pappas Fund was established for the purpose of making investments in equity securities of privately-held companies in the life sciences, healthcare and technology industries. We are committed to invest up to an aggregate of approximately $2.5 million in the Pappas Fund. No capital call can exceed 10% of our aggregate capital commitment, and no more than two-thirds of our commitment could be called prior to May 2005. As such, we anticipate that our aggregate investment will be made through a series of future capital calls over the next several years. Capital calls through March 31, 2005 were $165,000. Our capital commitment will expire in May 2009.

In January 2005, we acquired approximately 7.5 acres of property located in downtown Wilmington, North Carolina, on which we plan to construct a new headquarters building. The new facility will be approximately 400,000 square feet and is expected to be completed in November 2006. At that time, we will begin consolidating our Wilmington operations into the new building. We expect the total cost for the construction and up-fit of the new building to be $80.0 million to $100.0 million. The purchase price for the land was approximately $2.8 million. In connection with the sale of the property, the seller, Almont Shipping Company, refinanced existing liens on the property with the proceeds of an $8.0 million loan from Bank of America. This loan will mature in January 2006 and is secured by a lien on substantially all of Almont’s assets, including an approximately 30-acre tract of land adjacent to the tract we acquired. This loan is also secured by a guarantee from us. In accordance with the requirements of FASB Statement No. 5, “Accounting for Contingencies”, as clarified by FASB Interpretation No. 45, we have recorded a liability in the amount of $0.8 million for the estimated fair value of the obligation we have assumed under this guarantee. Almont’s obligation to reimburse us in the event we are required to pay any sums to Bank of America under the guarantee is also secured by a lien on substantially all of Almont’s assets. As a part of this transaction, Almont granted us an option to purchase all or a portion of the adjacent 30-acre tract of land at an agreed upon price per acre. The option will expire on January 31, 2007.

The American Jobs Creation Act of 2004 introduced a special one-time dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer. We have not previously recorded a U.S. tax liability on such revenues since we intended to permanently reinvest them in our foreign operations. No provision is being made in the first quarter of 2005 relating to this matter because we are currently evaluating the effect of the new Act on our plan for these undistributed foreign earnings. We expect to complete this evaluation by the end of June 2005. The income tax effect of repatriating these earnings is not estimable at this time.

As of March 31, 2005, we had liabilities of $4.9 million for certain unsettled matters in connection with tax positions taken in the Company’s tax returns that include interpretations of applicable income tax laws and regulations. Such amounts are based on management’s expectation regarding the ultimate tax treatment and outcome of these matters. We believe it is unlikely that the resolution of these matters will have a material adverse effect on our financial position or results of operations.

Under most of our agreements for Development Group services, we agree to indemnify and defend the sponsor against third party claims based on our negligence or willful misconduct. Any successful claims could have a material adverse effect on our financial condition, results of operations and future prospects.

We expect to continue expanding our operations through internal growth and strategic acquisitions and investments. We expect these activities will be funded from existing cash, cash flow from operations and, if necessary or appropriate, borrowings under our existing or future credit facilities. We believe that these sources of liquidity will be sufficient to fund our operations for at least the next 12 months. From time to time, we evaluate potential acquisitions, investments and other growth opportunities that might require additional external financing, and we might seek funds from public or private issuances of equity or debt securities. In any event, our sources of liquidity could be affected by our dependence on a small number of industries and clients, compliance with regulations, international risks, personal injury, environmental or intellectual property claims, as well as other factors described below under “Potential Volatility of Quarterly Operating Results and Stock Price” and “Quantitative and Qualitative Disclosures about Market Risk”. In addition, see “Contractual Obligations and Commercial Commitments” and “Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2004.

Critical Accounting Policies and Estimates

There were no material changes to our critical accounting policies and estimates in the first quarter of 2005. For detailed information on our critical accounting policies and estimates, see our Annual Report on Form 10-K for the year ended December 31, 2004.

Recently Issued Accounting Standards

For information about recently issued accounting standards, see “Recent Accounting Pronouncements” in Note 1 to our financial statements in Item I.

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

Inflation

Our long-term contracts, those in excess of one year, generally include an inflation or cost of living adjustment or factor for the portion of the services to be performed beyond one year from the contract date. As a result, we expect that inflation generally will not have a material adverse effect on our operations or financial condition.

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

Delays and terminations of trials are often the result of actions taken by our customers or regulatory authorities, and are not typically controllable by us. Because a large percentage of our operating costs are relatively fixed while revenue is subject to fluctuation, variations in the timing and progress of large contracts can materially affect our quarterly operating results. For these reasons, we believe that comparisons of our quarterly financial results are not necessarily meaningful and should not be relied upon as an indication of future performance.

Fluctuations in quarterly results or other factors beyond our control could affect the market price of our common stock. These factors include changes in earnings estimates by analysts, market conditions in our industry, announcements by competitors, changes in pharmaceutical, biotechnology and medical device industries, general economic conditions, and differences in assumptions used as compared to actual results. Any effect on our common stock could be unrelated to our longer-term operating performance. For more detail, see “Factors that Might Affect our Business or Stock Price” in our Annual Report on Form 10-K for the year ended December 31, 2004.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to foreign currency risk by virtue of our international operations. Approximately 23.6% and 27.2% of our total net revenue for the three months ended March 31, 2004 and 2005, respectively, were derived from operations outside the United States. Funds generated by each subsidiary are generally reinvested in the country where they are earned. Our operations in the United Kingdom generated approximately 44.8% of our net revenue from international operations during the three months ended March 31, 2005. Accordingly, we are exposed to adverse movements in the pound sterling and other foreign currencies.

The vast majority of our contracts are entered into by our U. S. or U. K. subsidiaries. The contracts entered into by the U. S. subsidiaries are almost always denominated in U.S. dollars. Contracts entered into by our U. K. subsidiaries are generally denominated in pounds sterling, U.S. dollars or euros, but the majority of these contracts are in U.S. dollars. Although an increase in exchange rates for the pound sterling or euro relative to the U.S. dollar would increase net revenue from contracts denominated in these currencies, the negative impact on operating income is attributable to dollar-denominated contracts for services rendered in countries other than the United States. In these cases, revenue is not impacted by the weakening of the U.S. dollar, but the costs associated with performing these contracts, which are paid in local currency, are negatively impacted when translated into U.S. dollars. In January 2004, we began engaging in hedging activities in an effort to manage our potential foreign exchange exposure.

We also have currency risk resulting from the passage of time between the invoicing of customers under contracts and the ultimate collection of customer payments against those invoices. If a contract is denominated in a currency other than the subsidiary’s local currency, we recognize a receivable at the time of invoicing for the local currency equivalent of the foreign currency invoice amount. Changes in exchange rates from the time the invoice is prepared until payment from the customer is received will result in our receiving either more or less in local currency than the local currency equivalent of the invoice amount at the time the invoice was prepared and the receivable established. We recognize this difference as a foreign currency transaction gain or loss, as applicable, and report it in other income, net. We do not expect that a 10% increase or decrease in exchange rates would have a material effect on our financial statements.

Our strategy for management of currency risk relies primarily on conducting our operations in a country’s currency, making intercompany foreign currency denominated loans and from time to time, using currency derivatives, primarily forward exchange contracts. As of March 31, 2005, we had open foreign exchange derivative contracts with a face amount totaling $59.4 million to buy the local currencies of our foreign subsidiaries. The estimated fair value of the foreign currency derivative portfolio was $0.4 million recorded as a component of prepaid expenses and other current assets, and we recorded $87,000 as a component of other accrued expenses. The potential loss resulting from a hypothetical weakening of the U.S. dollar relative to the pound sterling and euro of 10% would have been approximately $1.6 million for the quarter ended March 31, 2005 based on first quarter 2005 revenues and the costs related to our foreign operations. Because our foreign currency hedging activities would partially offset these potential losses, we do not expect that a 10% change in exchange rates in the future would have a material effect on our financial statements.

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

Internal Control Over Financial Reporting

There were no changes in internal control over financial reporting during the first quarter of 2005 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. OTHER INFORMATION

Item 6. Exhibits

(a)	Exhibits

10.213	First Amendment dated March 16, 2005 to Lease Agreement between Met Center Partners-6, Ltd. and PPD Development, LP

10.214	Second Amendment dated March 16, 2005 to Lease Agreement between Met Center Partners-6, Ltd. and PPD Development, LP

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 – Chief Executive Officer

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 – Chief Financial Officer

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

Date: May 5, 2005