Form 10-Q
period 2005-06-30
PHARMACEUTICAL PRODUCT DEVELOPMENT INC
filed 2005-07-29
CIK 1003124

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2005.

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 57,613,164 shares of common stock, par value $0.10 per share, as of July 25, 2005.

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2005	2004	2005
Net Revenue:
Development revenue	$183,178	$224,862	$357,892	$437,783
Discovery sciences revenue	2,033	3,636	9,581	16,496
Reimbursed out-of-pockets	15,325	16,644	28,343	34,917

Total net revenue	200,536	245,142	395,816	489,196

Direct Costs:
Development	90,834	112,787	179,044	221,117
Discovery sciences	1,282	1,992	2,848	3,757
Reimbursable out-of-pocket expenses	15,325	16,644	28,343	34,917

Total direct costs	107,441	131,423	210,235	259,791

Research and development expenses	3,638	11,445	4,924	20,266
Selling, general and administrative expenses	47,816	58,987	92,975	114,419
Depreciation	6,883	9,512	13,600	17,871
Amortization	417	279	742	567
Gain on exchange of assets	—	—	—	(5,144)
Restructuring charges	2,114	—	2,619	—

Total operating expenses	168,309	211,646	325,095	407,770

Income from operations	32,227	33,496	70,721	81,426
Interest income, net	258	1,940	450	3,215
Impairment of investment	(2,000)	—	(2,000)	—
Other income, net	950	952	1,262	857

Income before provision for income taxes	31,435	36,388	70,433	85,498
Provision for income taxes	8,121	12,736	22,355	26,225

Net income	$23,314	$23,652	$48,078	$59,273

Net income per share:
Basic	$0.41	$0.41	$0.86	$1.04

Diluted	$0.41	$0.41	$0.85	$1.03

Weighted average number of common shares outstanding:
Basic	56,223	57,059	56,188	56,909
Dilutive effect of stock options	433	838	432	810

Diluted	56,656	57,897	56,620	57,719

The accompanying notes are an integral part of these consolidated condensed financial statements.

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

(in thousands)

	December 31, 2004	June 30, 2005
		(unaudited)
Assets
Current assets
Cash and cash equivalents	$144,348	$288,081
Short-term investments	105,020	—
Accounts receivable and unbilled services, net	265,067	255,670
Income tax receivable	6,321	366
Investigator advances	15,251	13,392
Prepaid expenses and other current assets	28,189	33,256
Deferred tax asset	10,867	12,229

Total current assets	575,063	602,994

Property and equipment, net	136,501	201,275
Goodwill	179,781	209,487
Investments	66,658	18,253
Intangible assets	3,895	3,327
Long-term deferred tax asset	12,374	10,342
Other assets	929	10,303

Total assets	$975,201	$1,055,981

Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$12,863	$10,231
Payables to investigators	43,726	45,485
Accrued income taxes	5,118	13,059
Other accrued expenses	101,714	111,690
Deferred tax liability	770	53
Unearned income	153,170	133,252
Current maturities of long-term debt and capital lease obligations	599	2,000

Total current liabilities	317,960	315,770
Long-term debt and capital lease obligations, less current maturities	6,371	6,407
Accrued additional pension liability	9,923	9,267
Long-term deferred tax liability	370	2,983
Deferred rent and other	5,267	14,722

Total liabilities	339,891	349,149
Shareholders’ equity
Common stock	5,662	5,743
Paid-in capital	293,200	317,790
Retained earnings	325,269	384,542
Deferred compensation	—	(2,097)
Accumulated other comprehensive income	11,179	854

Total shareholders’ equity	635,310	706,832

Total liabilities and shareholders’ equity	$975,201	$1,055,981

The accompanying notes are an integral part of these consolidated condensed financial statements.

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Six Months Ended June 30,
	2004	2005
Cash flows from operating activities:
Net income	$48,078	$59,273
Adjustments to reconcile net income to net cash provided by operating activities:
Impairment of investment	2,000	—
Depreciation and amortization	14,342	18,438
Stock compensation amortization	—	91
Restructuring charges	2,619	—
Gain on exchange of assets	—	(5,144)
Loss on disposition of property and equipment, net	27	173
Provision for doubtful accounts	403	50
(Benefit) provision for deferred income taxes	(4,702)	2,770
Change in operating assets and liabilities, net of acquisitions	13,651	12,268

Net cash provided by operating activities	76,418	87,919

Cash flows from investing activities:
Purchases of property and equipment	(23,972)	(72,440)
Proceeds from sale of property and equipment	183	86
Purchases of available-for-sale investments	(385,153)	(24,720)
Maturities and sales of available-for-sale investments	372,406	129,740
Deposit on warrants of investee	—	(5,000)
Purchases of investments	(5,900)	(5,405)
Proceeds from sale of investment	—	25,000
Cash refunded related to business acquired	1,450	—

Net cash (used in) provided by investing activities	(40,986)	47,261

Cash flows from financing activities:
Principal repayments of long-term debt	(174)	(185)
Repayment of capital leases obligation	(460)	(857)
Proceeds from exercise of stock options and employee stock purchase plan	4,212	14,907

Net cash provided by financing activities	3,578	13,865

Effect of exchange rate changes on cash and cash equivalents	37	(5,312)

Net increase in cash and cash equivalents	39,047	143,733
Cash and cash equivalents, beginning of the period	60,677	144,348

Cash and cash equivalents, end of the period	$99,724	$288,081

The accompanying notes are an integral part of these consolidated condensed financial statements.

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

1. SIGNIFICANT ACCOUNTING POLICIES

The significant accounting policies followed by Pharmaceutical Product Development, Inc. and its subsidiaries (collectively the “Company”) for interim financial reporting are consistent with the accounting policies followed for annual financial reporting. We prepared these unaudited consolidated condensed financial statements in accordance with Rule 10-01 of Regulation S-X and, in management’s opinion, we have included all adjustments of a normal recurring nature necessary for a fair presentation. The accompanying consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004. The results of operations for the three-month and six-month periods ended June 30, 2005 are not necessarily indicative of the results to be expected for the full year or any other period. We derived the amounts on the December 31, 2004 consolidated condensed balance sheet from the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

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

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2004	2005	2004	2005
Net income, as reported	$23,314	$23,652	$48,078	$59,273
Less: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	1,615	2,853	2,926	5,593

Pro forma net income	$21,699	$20,799	$45,152	$53,680

Net income per share:
Basic – as reported	$0.41	$0.41	$0.86	$1.04
Basic – pro forma	$0.39	$0.36	$0.80	$0.94

Diluted – as reported	$0.41	$0.41	$0.85	$1.03
Diluted – pro forma	$0.38	$0.36	$0.80	$0.93

Restructuring charges

In the first and second quarter of 2004, the Company recorded a $0.5 million and a $2.1 million restructuring charge, respectively, associated with exiting the Company’s chemistry facility in Research Triangle Park, North Carolina. These charges include lease payments and termination costs, net of sublease rentals, of approximately $2.1 million and a loss on sale of assets used in the chemistry services business of approximately $0.5 million. The lease termination liability will be paid over the remaining life of the lease, which terminates in 2015. During the three months ended June 30, 2004 and 2005, lease payments and related expenses of $0 and $0.2 million were paid, respectively. During the six months ended June 30, 2004 and 2005, lease payments and related expenses of $0 and $0.5 million were paid, respectively. At June 30, 2005, the Company recorded the remaining restructuring liability of $0.7 million in the consolidated condensed balance sheet as a component of other accrued expenses and deferred rent and other. The loss on sale of assets was a non-cash item and was charged to expense during the three months ended March 31, 2004.

Inventory

Inventories, which consist principally of laboratory supplies, are valued at the lower of cost (first-in, first-out method) or market. Inventories totaling $2.2 million and $2.3 million as of December 31, 2004 and June 30, 2005, respectively, were included in prepaid expenses and other current assets.

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

In December 2004, the Financial Accounting Standards Board, or FASB, issued SFAS No. 123 (Revised 2004) “Share-Based Payment” that will require compensation costs related to share-based payment transactions to be recognized in the financial statements. With limited exceptions, the amount of compensation cost will be measured based on the fair value on the date of grant of the equity or liability instruments issued. In addition, liability instruments will be remeasured each reporting period. Compensation cost will be recognized over the period that an employee provides service in exchange for the award. In March 2005, the SEC issued Staff Accounting Bulletin 107 which describes the SEC staff’s expectations in determining the assumptions that underlie the fair value estimates and discusses the interaction of SFAS No. 123 (Revised) with certain existing SEC guidance. In April 2005, the SEC deferred the effective date for SFAS No. 123 (Revised) to the beginning of the first fiscal year that begins after June 15, 2005. The Company is currently evaluating the impact of the adoption of this statement on the Company’s financial statements.

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

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections”, which changes the requirements for the accounting and reporting of a change in accounting principle. SFAS No. 154 applies to all voluntary changes in accounting principle as well as to changes required by an accounting pronouncement that does not include specific transition provisions. SFAS No. 154 requires that changes in accounting principle be retrospectively applied. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not believe adoption of this statement will have a material impact on the Company’s financial statements.

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

2. ACQUISITIONS

In February 2005, the Company completed its acquisition of substantially all of the assets of SurroMed, Inc.’s biomarker business. The assets acquired by the Company consist of equipment, fixtures, leasehold improvements, intellectual property and contracts. The biomarker business supports drug discovery and drug development by identifying biomarkers using biological, chemical and bioinformatics expertise and technologies. The acquisition expands the Company’s business by adding biomarker discovery and patient sample analysis capability to the services offered by the Company. In exchange for the assets, the Company surrendered to SurroMed all shares of preferred stock of SurroMed it held. As additional consideration for the acquisition, the Company assumed approximately $3.4 million of SurroMed liabilities under capital leases and additional operating liabilities, and agreed to guarantee repayment of up to $1.5 million under a SurroMed bank loan. In accordance with the requirements of FASB Statement No. 5, “Accounting for Contingencies”, as clarified by FASB Interpretation No. 45, the Company has recorded a liability in the amount of $150,000 for the estimated fair value of the obligation it has assumed under this guarantee. The Company recognized a pre-tax gain on exchange of assets of $5.1 million, primarily related to the $4.9 million gain on the termination of a preexisting facility lease arrangement with SurroMed in accordance with EITF 04-01, “Accounting for Preexisting Relationships between the Parties to a Business Combination”. The fair value of the leasing arrangement was determined based on the discounted cash flows of the difference between the future required rental payments under the lease agreement and the current market rate for similar facilities. The results of operations from the biomarker assets acquired are included in the Company’s consolidated condensed statement of operations as of and since February 1, 2005, the effective date of the acquisition. This biomarker business is part of the Discovery Sciences segment of the Company.

This acquisition was accounted for using the purchase method of accounting, using appropriate fair value techniques to allocate the purchase price based on the estimated fair values of the assets acquired and liabilities assumed. Accordingly, the estimated fair value of assets acquired and liabilities assumed were included in the Company’s consolidated condensed balance sheet as of the effective date of the acquisition.

The total purchase price for the acquisition was allocated to the estimated fair value of assets acquired and liabilities assumed as set forth in the following table:

(in thousands)
Condensed balance sheet:
Current assets	$186
Property and equipment, net	8,780
Deferred rent and other	(742)
Current liabilities	(3,512)
Long-term liabilities	(2,267)
Value of identifiable intangible assets:
Goodwill	33,001

Total	$35,446

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

2. ACQUISITIONS (continued)

The purchase price allocation has been finalized for this acquisition. Goodwill will be evaluated annually as required by SFAS 142. Goodwill related to SurroMed is expected to be deductible for tax purposes.

The unaudited pro forma results from operations for the Company assuming the acquisition was consummated as of January 1, 2004 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2004	2005	2004	2005
Total revenue	$202,601	$245,142	$399,756	$489,858

Net income	$22,198	$23,652	$45,687	$59,072

Net income per share:
Basic	$0.39	$0.41	$0.81	$1.04
Diluted	$0.39	$0.41	$0.81	$1.02

The above amounts are based upon assumptions and estimates the Company believes are reasonable, but they do not reflect any benefit from economies that might be achieved from combined operations. Pro forma adjustments were made to income tax benefit, increasing net income by $0.6 million, $0, $1.3 million and $0.1 million for the three-month and six-month periods ended June 30, 2004 and 2005, respectively. These adjustments are reflected in the above table. The pro forma financial information presented above is not necessarily indicative of either the results of operations that would have occurred had the acquisition taken place at the beginning of the period indicated or of future results of operations of the Company.

3. ACCOUNTS RECEIVABLE AND UNBILLED SERVICES

Accounts receivable and unbilled services consisted of the following:

(in thousands)	December 31, 2004	June 30, 2005
Billed	$183,765	$169,553
Unbilled	85,404	89,996
Provision for doubtful accounts	(4,102)	(3,879)

	$265,067	$255,670

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

4. PROPERTY AND EQUIPMENT

Property and equipment, stated at cost, consisted of the following:

(in thousands)	December 31, 2004	June 30, 2005
Land	$7,392	$10,872
Buildings and leasehold improvements	45,493	55,047
Construction in progress and software under development	21,649	27,378
Furniture and equipment	99,778	144,904
Computer equipment and software	86,367	99,089

	260,679	337,290
Less accumulated depreciation and amortization	(124,178)	(136,015)

	$136,501	$201,275

In February 2005, the Company acquired a Dassault Falcon 900EX aircraft for $30.5 million in cash. The Company uses the aircraft for corporate purposes. The Company financed the acquisition from available cash.

Property and equipment under capital leases, stated at cost, consisted of the following as of June 30, 2005:

(in thousands)
Leasehold improvements	$824
Computer equipment and software	656
Furniture and equipment	1,849

3,329
Less accumulated depreciation and amortization	(497)

$2,832

As of December 31, 2004, the Company did not have any property and equipment under capital lease. The property and equipment under capital lease as of June 30, 2005 was acquired by the Company in the acquisition of SurroMed’s biomarker business.

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

5. GOODWILL AND INTANGIBLE ASSETS

Changes in the carrying amount of goodwill for the twelve months ended December 31, 2004 and the six months ended June 30, 2005, by operating segment, were as follows:

(in thousands)	Development	Discovery	Total
Balance as of January 1, 2004	$157,461	$20,615	$178,076
Changes in goodwill recorded during the period for prior year acquisitions (finalization of purchase price adjustments)	(699)	—	(699)
Translation adjustments	2,404	—	2,404

Balance as of December 31, 2004	159,166	20,615	179,781
Goodwill recorded during the period for current year acquisitions	—	33,001	33,001
Translation adjustments	(3,295)	—	(3,295)

Balance as of June 30, 2005	$155,871	$53,616	$209,487

Information regarding the Company’s other intangible assets follows:

	As of December 31, 2004			As of June 30, 2005
(in thousands)	Carrying Amount	Accumulated Amortization	Net	Carrying Amount	Accumulated Amortization	Net
Backlog and customer relationships	$2,733	$2,381	$352	$2,733	$2,458	$275
Patents	280	271	9	263	260	3
License and royalty agreements	5,000	1,466	3,534	5,000	1,951	3,049

Total	$8,013	$4,118	$3,895	$7,996	$4,669	$3,327

The Company amortizes all intangible assets on a straight-line basis, based on estimated useful lives of three to five years for backlog and customer relationships, five years for patents and three to ten years for license and royalty agreements. The approximate weighted average amortization period is 4.1 years for backlog, 5.0 years for patents, 6.4 years for license and royalty agreements, and 6.1 years for all intangibles collectively.

Amortization expense for the three months ended June 30, 2004 and 2005 was $0.4 million and $0.3 million, respectively. Estimated amortization expense for the next five years is as follows:

(in thousands)
2005 (remaining 6 months)	$553
2006	606
2007	362
2008	333
2009	300

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

6. SHORT-TERM INVESTMENTS AND INVESTMENTS

Short-term investments, which are composed of available-for-sale securities, and investments consisted of the following:

(in thousands)	December 31, 2004	June 30, 2005
Short-term investments:
Preferred stock	$48,225	$—
State and municipal securities	51,850	—
Other debt securities	4,945	—

Total short-term investments	$105,020	$—

Investments:
Cost-basis investments
SurroMed, Inc.	$29,007	$—
Syrrx, Inc.	25,000	—
Accentia Biopharmaceuticals, Inc.	4,771	9,662
Spotlight Health, Inc.	1,230	2,230
Oriel Therapeutics, Inc.	1,800	2,150
Other equity investments	250	415

Total cost-basis investments	62,058	14,457

Marketable equity securities
BioDelivery Sciences International, Inc.	2,850	2,236
Chemokine Therapeutics Corp.	1,750	1,560

Total marketable equity securities	4,600	3,796

Total investments	$66,658	$18,253

Short-term investments

At December 31, 2004, the Company’s short-term investments consisted of Auction Rate Securities, or ARS. ARS generally have stated maturities of 20 to 30 years. However, these securities have economic characteristics of short-term investments due to a rate-setting mechanism and the ability to liquidate them through a Dutch auction process that occurs on pre-determined intervals of less than 90 days. As such, these investments are classified as short-term investments. The Company’s short-term investments were classified as available-for-sale securities due to management’s intent regarding these securities. As of December 31, 2004, there were no unrealized gains or losses associated with these investments and the fair market value equaled the adjusted cost. At June 30, 2005, the Company had disposed of all short-term investments.

The gross realized (losses)/gains on available-for-sale securities were $53,000 and $0 in the three months ended June 30, 2004 and 2005, respectively, and $95,000 and $(17,000) for the six months ended June 30, 2004 and 2005, respectively determined on a specific identification basis.

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

6. SHORT-TERM INVESTMENTS AND INVESTMENTS (continued)

Investments

The Company’s equity investments are classified as long-term assets due to management’s intent to hold these securities for more than twelve months.

The Company has equity investments in publicly traded entities. Investments in publicly traded entities are classified as available-for-sale securities and are measured at market value. The Company records net unrealized gains or losses associated with investments in publicly traded entities as a component of shareholders’ equity until they are realized or an other-than-temporary decline has occurred. The market value of the Company’s equity investments in publicly traded entities is based on the closing price as quoted by the applicable stock exchange or market at the end of the reporting period. As of December 31, 2004 and June 30, 2005, gross unrealized gains were $1.6 million and $0.8 million, respectively, and gross unrealized losses as of December 31, 2004 and June 30, 2005 were $0 and $48,000, respectively.

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

In January 2004, the Company purchased 5.0 million shares of Accentia Biopharmaceuticals, Inc. Series E convertible preferred stock for $5.0 million. At that time, the Company also received a Class A and Class B warrant, each to purchase up to an additional 5.0 million shares of Series E convertible preferred stock for $1.00 per share. The Company received dividends on its Series E convertible preferred stock in excess of Accentia’s earnings in the first half of 2005 and for the full year of 2004 and thus recorded these as a return of the investment in Accentia. In January 2005, the Company exercised the Class A warrant. The Class B warrant will expire on the earlier of January 7, 2006 or the effective date of a registration statement for the public sale of Accentia common stock in a qualifying initial public offering. The Company owned approximately 12.4% of the outstanding capital stock of Accentia as of June 30, 2005. Accentia is a privately held, specialty biopharmaceutical company that focuses on commercializing targeted therapeutics in the respiratory, oncology and critical care areas. In February 2005, Accentia filed a registration statement with the SEC for its proposed initial public offering of common stock. In June 2005, the Company conditionally exercised the Class B warrant and deposited $5.0 million with Accentia. Accentia will be entitled to deposit and retain the Class B warrant exercise price if a qualifying IPO occurs on or before September 1, 2005. If this condition is not met, Accentia must refund the Company’s deposit. The $5.0 million deposit is included in other assets on the Company’s consolidated condensed balance sheet at June 30, 2005. Accentia proposes to sell in this public offering, in addition to shares for its own account, 1.0 million shares of common stock issuable to the Company upon conversion of Series E convertible preferred stock.

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

6. SHORT-TERM INVESTMENTS AND INVESTMENTS (continued)

In April 2000, the Company purchased 1.0 million shares of Spotlight Health Series C convertible preferred stock for $5.0 million. The Company recorded a charge to earnings for other than temporary decline in the fair value of its investment in Spotlight Health of $3.9 million in 2003. In July 2003, the Company entered into an agreement with Spotlight Health and Bank of America, N.A. to guarantee a $2.0 million revolving line of credit provided to Spotlight Health by Bank of America. This new line of credit was used to refinance existing Spotlight Health debt that was also guaranteed by the Company. In June 2005, the Company purchased 970,873 shares of Spotlight Health’s Series D convertible preferred stock for a purchase price of $1.03 per share. In connection with that transaction, the parties amended the loan agreement with Bank of America to provide for, a quarterly reduction of the principal amount of the revolving line of credit of $250,000 on September 30 and December 31, 2005, and $500,000 on March 31, June 30 and September 30, 2006. Spotlight Health also granted Bank of America a first lien security interest on its assets to secure its obligations under the loan agreement. As of June 30, 2005, the Company owned approximately 11.6% of Spotlight’s outstanding capital stock.

In December 2002, the Company purchased 150,000 shares of Oriel Therapeutics, Inc. Series A convertible preferred stock for $150,000. The Company also received, as part of the purchase, a warrant to purchase an equal number of shares of stock offered by Oriel Therapeutics in its next round of financing at a discount. In April 2003, the Company exercised the warrant for 150,000 shares of Oriel Therapeutics Series B convertible preferred stock for $200,000. At the same time, the Company also purchased an additional 255,000 shares of Oriel’s Series B for $500,000. In March 2004, the Company loaned Oriel $900,000 in the form of secured debt convertible into Oriel Therapeutics’ Series B preferred stock at $2.00 per share. The loan is secured by a first lien on Oriel’s assets. In June 2005, the Company loaned Oriel an additional $350,000 and received a warrant to purchase shares offered by Oriel Therapeutics in a future equity financing transaction and a promissory note to secure the debt. The Company owned approximately 13.9% of Oriel Therapeutics’ outstanding common stock as of June 30, 2005. Oriel is a privately held company pursuing the development of technology to improve drug delivery in the treatment of respiratory and pulmonary diseases.

In November 2003, the Company became a limited partner in A. M. Pappas Life Science Ventures III, LP, a venture capital fund. The Pappas Fund was established for the purpose of making investments in equity securities of privately held companies in the life sciences, healthcare and technology industries. The Company has committed to invest up to an aggregate of approximately $2.5 million in the Pappas Fund. No capital call can exceed 10% of the Company’s aggregate capital commitment. As such, the Company anticipates that its aggregate investment will be made through a series of future capital calls over the next several years. Capital calls through June 30, 2005 were $165,000. The Company’s capital commitment will expire in May 2009.

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

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

7. COMPREHENSIVE INCOME

Comprehensive income consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2004	2005	2004	2005
Net income, as reported	$23,314	$23,652	$48,078	$59,273
Other comprehensive income (loss)
Cumulative translation adjustment	(881)	(5,222)	(1,321)	(8,215)
Change in fair value of hedging transaction, net of taxes of $384, $484, $384 and $532, respectively	(102)	(1,129)	(1,974)	(1,218)
Reclassification adjustment for hedging results included in direct costs, net of taxes of $0, $11, $0 and $40, respectively	643	(26)	1,123	(89)
Unrealized gain (loss) on investments, net of taxes of $0	(193)	(520)	469	(804)

Total other comprehensive loss	(533)	(6,897)	(1,703)	(10,326)

Comprehensive income	$22,781	$16,755	$46,375	$48,947

Accumulated other comprehensive income consisted of the following:

(in thousands)	December 31, 2004	June 30, 2005
Translation adjustment	$14,903	$6,688
Minimum pension liability, net of tax	(5,753)	(5,752)
Fair value on hedging transaction, net of tax	413	(894)
Unrealized gain on investment	1,616	812

	$11,179	$854

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

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

8. ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES (continued)

The Company has significant international revenues and purchase transactions and related receivables and payables denominated in non-functional currencies at the Company’s foreign subsidiaries. As a result, the Company purchased currency option and forward contracts as cash flow hedges to reduce or eliminate foreign currency exposures that can be identified and quantified. Pursuant to its foreign exchange risk hedging policy, the Company may hedge anticipated and recorded transactions and the related receivables and payables denominated in non-functional currencies using forward foreign exchange rate contracts and foreign currency options. Foreign currency derivatives are used only to meet the Company’s objective of minimizing the variability in the Company’s operating results arising from foreign currency exchange rate movements. The Company does not enter into derivative financial instruments for speculative or trading purposes. Hedging contracts are measured at fair value using dealer quotes and mature within twelve months from their inception.

The Company’s hedging contracts are primarily intended to protect against the impact of changes in the value of the U.S. dollar against other currencies and its impact on operating results. Accordingly, for forecasted transactions, non-U.S. dollar functional subsidiaries incurring expenses in foreign currencies hedge U.S. dollar revenue contracts. OCI associated with hedges of foreign currency revenue is reclassified into revenue upon recognition of the forecasted transaction in the statement of operations. All values reported in OCI at June 30, 2005 will be reclassified to earnings within twelve months. At June 30, 2005, the face amount of the foreign exchange contracts designated as cash flow hedges was $45.0 million.

The Company also enters into foreign currency forward contracts to hedge against changes in the fair value of monetary assets and liabilities denominated in a non-functional currency. These derivative instruments are not designated as hedging instruments; therefore, changes in the fair value of these contracts are recognized immediately in other income, net, as an offset to the changes in the fair value of the monetary assets or liabilities being hedged. At June 30, 2005, the face amount of these contracts was $18.2 million.

At June 30, 2005, the fair value of the Company’s foreign currency derivative portfolio was a $1.4 million loss recorded as a component of other accrued expenses.

9. INCOME TAXES

The effective tax rate for the second quarter of 2005 and the first six months of 2005 was 35.0% and 30.7%, respectively. The effective tax rate for the first six months of 2005 was positively impacted by a $4.7 million reduction in the valuation allowance provided for the deferred tax asset relating to a capital loss carryforwards. This reduction was a result of the utilization of capital loss carryforwards that previously had a valuation allowance recorded against them as well as the recognition of capital gains for both the SurroMed transaction and the $10.0 million dapoxetine new drug application milestone payment. This reduction in the valuation allowance decreased the effective tax rate by 5.6%.

The Company records current and deferred income tax expense related to its foreign operations to the extent those earnings are taxable in a foreign jurisdiction. The American Jobs Creation Act of 2004 introduced a special one-time dividends received deduction on the repatriation of foreign earnings to a U.S. taxpayer. We have not previously recorded a U.S. tax liability on these revenues because we intended to permanently reinvest them in our foreign operations. We have been evaluating the impact of this law on our permanent reinvestment position and have recorded $0.8 million tax expense in the second quarter related to the projected repatriation of $22.2 million in foreign earnings. We continue to analyze the effect of the new Act on the remaining $46.9 million of the Company’s undistributed foreign earnings and expect to complete this analysis by the end of the year. The income tax effect of repatriating the remaining undistributed earnings is not estimable at this tine.

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

10. PENSION PLAN

The Company determined pension costs under the provisions of Statement of Financial Accounting Standards No. 87, “Employers’ Accounting for Pensions”, and related disclosures under the provisions of Statement of Financial Accounting Standards No. 132 (Revised 2003), “Employers’ Disclosures about Pensions and other Postretirement Benefits”.

The Company has a separate contributory defined benefit plan for its qualifying U. K. employees employed by the Company’s U.K. subsidiaries. This pension plan was closed to new participants as of December 31, 2002. The benefits for the U.K. Plan are based primarily on years of service and average pay at retirement. Plan assets consist principally of investments managed in a mixed fund.

Pension costs for the U.K. Plan included the following components:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2004	2005	2004	2005
Service cost	$307	$299	$620	$603
Interest cost	432	516	871	1,041
Expected return on plan assets	(361)	(431)	(729)	(869)
Amortization of transition asset amount	(4)	(1)	(8)	(3)
Amortization of net loss	155	152	313	307

Net periodic pension cost	$529	$535	$1,067	$1,079

For the six months ended June 30, 2005, the Company made contributions of $0.9 million and anticipates contributing an additional $0.9 million to fund this plan during the remainder of 2005.

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

The Company is self-insured for health insurance for employees located within the United States. The Company maintains stop-loss insurance on a “claims made” basis for expenses in excess of $0.25 million per member per year. As of December 31, 2004 and June 30, 2005, the Company maintained a reserve of approximately $3.6 million and $3.9 million, respectively, included in other accrued expenses on the consolidated condensed balance sheets, to cover open claims and estimated claims incurred but not reported.

In April 2000, the Company made an investment in Spotlight Health, Inc. The Company subsequently entered into an agreement to guarantee a $2.0 million revolving line of credit that is now being provided to Spotlight Health by Bank of America. For further details see Note 6 to the Notes to Consolidated Condensed Financial Statements.

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

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

11. COMMITMENTS AND CONTINGENCIES (continued)

In November 2003, the Company entered into an agreement with Syrrx, Inc. to jointly develop and commercialize human dipeptidyl peptidase IV, or DPP IV, inhibitors as drug products for the treatment of type 2 diabetes and other major human diseases. The Company expensed a milestone payment of $2.5 million relating to the commencement of the Phase II studies in the second quarter of 2005. In March 2005, Takeda Pharmaceutical Company Limited acquired 100% of the equity of Syrrx, which is now known as Takeda San Diego, Inc. In July 2005, Takeda San Diego acquired the development and marketing rights to all DPP IV inhibitors previously granted to the Company under the collaboration agreement between PPD and Syrrx. Under the new agreement, Takeda San Diego will pay the Company a $15.0 million up-front payment in the third quarter of 2005. The Company will also be entitled to receive potential milestone payments and royalties associated with the future development and commercialization of specified DPP IV inhibitors and will be the sole provider of clinical and bioanalytical services to Takeda San Diego for Phase II and Phase III trials of DPP IV inhibitors conducted in the U.S. and Europe. As a result of this agreement, the Company will have no further material expense associated with the development and commercialization of a DDP IV inhibitor.

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

In November 2003, the Company became a limited partner in A. M. Pappas Life Science Ventures III, LP, a venture capital fund. The Company has committed to invest up to an aggregate of approximately $2.5 million in the Pappas Fund. For further details see Note 6 to the Notes to Consolidated Condensed Financial Statements.

In the fourth quarter of 2003, the Company acquired from Eli Lilly & Company the patents for the compound dapoxetine for development in the field of genitourinary disorders. This compound is currently licensed to ALZA Corporation, a subsidiary of Johnson & Johnson, which is developing it for premature ejaculation. Under the terms of the agreement with Lilly, the Company paid Lilly $65.0 million in cash and agreed to pay Lilly a royalty of 5% on annual net sales of dapoxetine in excess of $800 million. ALZA submitted a new drug application for dapoxetine to the FDA in December 2004. Dapoxetine has not been approved for sale in the United States or any foreign country.

In March 2005, the Company signed a new lease for additional space in Austin, Texas for its Phase II-IV operations. The facility is adjacent to the Company’s new Phase I clinic. Under the terms of the new lease, the lessor placed $5.5 million in an escrow account to be distributed to the Company to cover the monthly rental on the old facility until the old facility is subleased. If the facility is subleased, the Company will receive an immediate distribution totaling the amount of the sublease income to be received under the sublease and the escrow account will receive the future sublease rental income and remit the future rental payments due under the original facility lease to the lessor. The Company will continue to be responsible for its obligations under the original lease and, therefore, subject to the risk of default by a sublessee. The Company will also be responsible to fund the escrow account to the extent the rent payments under the original lease exceed the rent payments under a sublease. The Company accounts for the $5.5 million to be received from the escrow account as a lease incentive which will be recognized in income over the ten-year term of the new lease. As of June 30, 2005, the escrow account balance was $5.5 million, $1.6 million of which was included as a component of prepaid expenses and other current assets and $3.9 million of which was included as a component of other assets.

As of June 30, 2005, the Company had liabilities of $5.5 million in connection with tax positions taken in the Company’s tax returns that include interpretations of applicable income tax laws and regulations. These amounts are based on management’s expectation regarding the ultimate tax treatment and outcome of these matters. The Company believes it is unlikely that the resolution of these matters will have a material adverse effect on the Company’s financial position or results of operations.

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

11. COMMITMENTS AND CONTINGENCIES (continued)

In January 2005, the Company acquired approximately 7.5 acres of property located in downtown Wilmington, North Carolina, on which the Company is constructing a new headquarters building. The total purchase price for the land was approximately $2.8 million. In connection with the sale of the property, the seller, Almont Shipping Company, refinanced existing liens on the property with the proceeds of an $8.0 million loan from Bank of America. This loan will mature in January 2006 and is secured by a lien on substantially all of Almont’s assets, including an approximately 30-acre tract of land adjacent to the tract the Company acquired. This loan is also secured by a guarantee from the Company. In accordance with the requirements of FASB Statement No. 5, “Accounting for Contingencies”, as clarified by FASB Interpretation No. 45, the Company has recorded a liability in the amount of $0.8 million for the estimated fair value of the obligation the Company has assumed under this guarantee. Almont’s obligation to reimburse the Company in the event the Company is required to pay any sums to Bank of America under the guarantee is also secured by a lien on substantially all of Almont’s assets. As a part of this transaction, Almont granted the Company an option to purchase all or a portion of the adjacent 30-acre tract of land at an agreed upon price per acre. The option will expire on January 31, 2007.

Under most of the agreements for Development Group services, the Company agrees to indemnify and defend the sponsor against third-party claims based on the Company’s negligence or willful misconduct. Any successful claims could have a material adverse effect on the Company’s financial condition, results of operations and future prospects.

In the normal course of business, the Company is a party to various claims and legal proceedings. In addition to other pending claims, the Company is currently in litigation with a former client that has sued the Company for breach of contract and tortious acts in conducting a clinical trial. The former client is claiming that it does not owe the Company the remaining amounts due under the contract and is seeking other damages from the Company’s alleged breach of contract and tortious acts. The Company records a reserve for litigation matters when an adverse outcome is probable and the amount of the potential liability is reasonably estimable. Although the ultimate outcome of these matters is currently not determinable, management of the Company, after consultation with legal counsel, does not believe that the resolution of these matters will have a material effect upon the Company’s financial condition, results of operations or cash flows for an interim or annual period.

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

12. BUSINESS SEGMENT DATA

Revenue by principal business segment is separately stated in the consolidated condensed financial statements. Income from operations and identifiable assets by principal business segment were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2004	2005	2004	2005
Income (loss) from operations:
Development	$37,955	$45,419	$73,437	$87,266
Discovery sciences	(5,728)	(11,923)	(2,716)	(5,840)

Total	$32,227	$33,496	$70,721	$81,426

			December 31, 2004	June 30, 2005
Identifiable assets:
Development			$879,123	$967,316
Discovery sciences			96,078	88,665

Total			$975,201	$1,055,981

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

With more than 7,400 professionals worldwide, we have provided services to 41 of the top 50 pharmaceutical companies in the world as ranked by 2003 healthcare research and development spending, in addition to our work with leading biotechnology and medical device companies. We believe that we are one of the world’s largest providers of drug development services to pharmaceutical, biotechnology and medical device companies based on 2004 annual net revenues generated from contract research organizations.

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

While we cannot predict the demand for CRO services in the remainder of 2005, we believe the overall historical market drivers for our industry remain intact. To grow authorizations in the remainder of 2005, we will continue to focus on our business development efforts, including increasing the percentage of successful proposals, and the delivery of timely, high quality services to our clients. We currently conduct a significant amount of government-sponsored research and in July 2005, were awarded a five-year contract to provide comprehensive research management and support to the National Institute of Allergy and Infectious Disease (“NIAID”) Division of AIDS. NIAID is a component of the National Institutes of Health, an agency of the U.S. Department of Health and Human Services. The aggregate value of this contract is $245 million, of which approximately $43 million is expected to be for subcontractor costs and approximately $25 million is for travel costs and other reimbursed out-of-pockets. We plan to continue our efforts to win new projects in this market. We also believe there are specific opportunities for growth in other areas of our business in 2005. Our Latin American and European Phase II through IV units had strong operating and financial performance in 2004 and first half of 2005 and we believe there are opportunities for continued growth in these regions. We have also experienced an increase in the demand for our Phase I services, so we expanded our Phase I clinic in Austin, Texas to 300 beds to enhance our ability to service large, complex studies. This expansion was completed in April 2005 and the new Phase I unit is in operation. In 2004 and the first half of 2005, the demand for our bioanalytical and GMP services increased and we are again expanding our GMP laboratory facilities and plan to add new services over the next two years. We have continued to invest in scientific equipment in our bioanalytical laboratory and now have 61 liquid chromatography/mass spectrometry, or LCMS, systems in this laboratory to process fluid samples for preclinical studies. Finally, we also believe the demand for our post-marketing development services will continue to grow.

We review various metrics, including period-to-period growth in backlog, new authorizations, cancellation rates, revenue, margins and earnings, to evaluate our financial performance. In the second quarter of 2005, we had new authorizations of $372.1 million, an increase of 39.9% over the second quarter of 2004. The cancellation rate for the second quarter of 2005 was 18% compared to 22% in the full year of 2004. On a net basis, authorizations were up 38% in the second quarter of 2005 compared to the same period in 2004. Backlog grew to $1.4 billion as of June 30, 2005, up 19% over June 30, 2004. Backlog by client type as of June 30, 2005 was 56% pharmaceutical, 33% biotech and 11% government/other. Backlog by client type as of December 31, 2004 was 58% pharmaceutical, 28% biotech and 14% government/other. This change in the composition of our backlog primarily reflects an increase in new authorizations from both large and small biotech clients. Net revenue by client type for the quarter ended June 30, 2005 was 61% pharmaceutical, 28% biotech and 11% government/other. Top therapeutic areas by net revenue for the quarter ended June 30, 2005 were anti-infective/anti-viral, oncology, central nervous system, circulatory/cardiovascular and endocrine/metabolic. For a detailed discussion of our revenue, margins, earnings and other financial results for the quarter ended June 30, 2005, see “Results of Operations – Three Months Ended June 30, 2005 versus Three Months Ended June 30, 2004” below.

Capital expenditures for the three months ended June 30, 2005 totaled approximately $14.0 million. These capital expenditures included $2.7 million related to land and building costs for our new corporate headquarters in Wilmington, North Carolina, and $1.2 million related to land and building cost for a new facility in Scotland. Capital expenditures also included $4.9 million on software and computer hardware and $2.4 million for additional scientific equipment for our Phase I and laboratory units. In addition to investing in our growing business, we are also working on a number of initiatives to improve the efficiency of our operations, including streamlining training matrices and clinical procedural documents, decreasing the number of documents needed for study initiation, centralizing regulatory document collection and rolling out a new clinical trial management system.

In February 2005, we acquired substantially all of the assets of SurroMed, Inc.’s biomarker business. This acquisition expands our discovery business by adding biomarker discovery and patient sample analysis to the discovery services offered by us. Our Discovery Sciences segment also includes our compound collaboration arrangements. These collaborations allow us to leverage our resources and global drug development expertise to create new opportunities for growth and to share the risks and potential rewards of drug development with our clients. For a background discussion of our compound partnering arrangements, see “Item 1. Business – Our Services – Our Discovery Sciences Group – Compound Partnering Programs” in our Annual Report on Form 10-K for the year ended December 31, 2004.

In the first half of 2005, we made significant progress on two important collaborations. First, in February 2005, the FDA accepted the dapoxetine new drug application for filing and we received the $10.0 million payment from ALZA Corporation for this milestone in March. Secondly, with regard to the DPP IV collaboration with Takeda San Diego, Inc. (formerly Syrrx, Inc.), we completed the Phase Ib study in patients for the first DPP IV inhibitor in March 2005 and initiated the Phase II program for that inhibitor in April. We also commenced the Phase I first in man study for the second DPP IV inhibitor in April 2005. In July 2005, we achieved another significant milestone on the DPP IV program. We entered into an agreement under which Takeda San Diego acquired the development and marketing rights to all DPP IV inhibitors previously granted to us under the collaboration agreement between PPD and Syrrx. Under the new agreement, Takeda San Diego will pay us a $15.0 million up-front payment in the third quarter of 2005 and a $15.0 million development milestone if and when a Phase III trial is initiated. We will also be entitled to receive other potential milestone payments of up to an aggregate of $70.5 million, sales-based milestones of up to an aggregate of $33.0 million and royalties associated with the future development and commercialization of specified DPP IV inhibitors. We will also be the sole provider of clinical and bioanalytical services to Takeda San Diego for Phase II and Phase III trials of DPP IV inhibitors conducted in the U.S. and Europe. Furthermore, we will not have any responsibility for future expenses associated with the development and commercialization of a DPP IV inhibitor. As a result, we do not expect to incur significant R&D expense in the Discovery Sciences segment during the remainder of 2005. For additional information on the agreement with Takeda San Diego, see Current Report on Form 8-K filed on July 18, 2005.

In the first quarter of 2005, we terminated the implitapide program for various reasons and are in the process of winding down these studies and our related collaboration with Bayer A.G. With regard to our collaboration with Chemokine Therapeutics Corp. regarding its proprietary peptide for possible use as a blood recovery agent, we are waiting on the results of the Phase I study before deciding whether to exercise our option to license this peptide.

In addition to progressing our existing collaborations, we plan to continue to evaluate opportunities for new collaborations and investments that we believe will help us achieve our mid- to long-term growth objectives.

Acquisitions

In February 2005, we completed our acquisition of substantially all of the assets of SurroMed, Inc.’s biomarker business. The assets acquired by us consist of equipment, fixtures, leasehold improvements, intellectual property and contracts. The biomarker business supports drug discovery and drug development by identifying biomarkers using biological, chemical and bioinformatics expertise and technologies. The acquisition expands our business by adding biomarker discovery and patient sample analysis capability to the services offered by us. In exchange for the assets, we surrendered to SurroMed for cancellation all shares of preferred stock of SurroMed we held. As additional consideration for the acquisition, we assumed approximately $3.4 million of SurroMed liabilities under capital leases and additional operating liabilities and agreed to guarantee repayment of up to $1.5 million under a SurroMed bank loan. We recognized a pre-tax gain on the exchange of assets of $5.1 million. The biomarker business is now part of the Discovery Sciences segment.

We accounted for this acquisition using the purchase method of accounting, utilizing appropriate fair value techniques to allocate the purchase price based on the estimated fair values of the assets acquired and liabilities assumed. Accordingly, the estimated fair value of assets acquired and liabilities assumed were included in our consolidated condensed balance sheet as of the effective date of the acquisition. For further details regarding this acquisition, see Note 2 to the Notes to Consolidated Condensed Financial Statements.

Investments

In January 2004, we purchased 5.0 million shares of Accentia Biopharmaceuticals, Inc. Series E convertible preferred stock for $5.0 million. At that time, we also received a Class A and Class B warrant, each to purchase up to an additional 5.0 million shares of Series E convertible preferred stock for $1.00 per share. In January 2005, we exercised the Class A warrant. In February 2005, Accentia filed a registration statement with the SEC for its proposed initial public offering of common stock. In June 2005, we conditionally exercised the Class B warrant and deposited $5.0 million with Accentia. Accentia will be entitled to deposit and retain the Class B warrant exercise price if a qualifying IPO occurs on or before September 1, 2005. If this condition is not met, Accentia must refund our deposit. The $5.0 million deposit is included in other assets in our consolidated condensed balance sheet at June 30, 2005. Accentia proposes to sell in this public offering, in addition to shares for its own account, 1.0 million shares of common stock issuable to us upon conversion of Series E convertible preferred stock. We owned approximately 12.4% of the outstanding capital stock of Accentia as of June 30, 2005.

In March 2005, Takeda Pharmaceutical Company Limited completed its acquisition of 100% of the equity of Syrrx, Inc. We owned $25.0 million in preferred stock of Syrrx. Takeda paid us $25.0 million in April 2005 for our preferred stock in Syrrx in accordance with Syrrx’s certificate of incorporation.

In April 2000, we purchased 1.0 million shares of Spotlight Health Series C convertible preferred stock for $5.0 million. In June 2005, we purchased 970,873 shares of Spotlight Health’s Series D convertible preferred stock at $1.03 per share. As of June 30, 2005, we owned approximately 11.6% of Spotlight’s outstanding capital stock.

In December 2002, we purchased 150,000 shares of Oriel Therapeutics, Inc. Series A convertible preferred stock for $150,000. We also received, as part of the purchase, a warrant to purchase an equal number of shares of stock offered by Oriel Therapeutics in its next round of financing at a discount. In April 2003, we exercised the warrant for 150,000 shares of Oriel Therapeutics Series B convertible preferred stock for $200,000. At the same time, we also purchased an additional 255,000 shares of Oriel’s Series B for $500,000. In March 2004, we loaned Oriel $900,000 in the form of secured debt that is convertible into Oriel Therapeutics’ Series B preferred stock at $2.00 per share. The loan is secured by a first lien on Oriel’s assets. In June 2005, we loaned Oriel an additional $350,000 and received a warrant to purchase shares offered by Oriel Therapeutics in a future equity financing transaction and a promissory note to secure the debt. We owned approximately 13.9% in Oriel Therapeutics’ outstanding common stock as of June 30, 2005. Oriel is a privately held company pursuing the development of technology to improve drug delivery in the treatment of respiratory and pulmonary diseases.

For further details regarding investments, see Note 6 to the Notes to Consolidated Condensed Financial Statements.

Restructuring Charges

In the first quarter and second quarter of 2004, we recorded $0.5 million and $2.1 million restructuring charges, respectively, associated with exiting our chemistry facility in Research Triangle Park, North Carolina. These charges include lease payments and termination costs, net of sublease rentals, of approximately $2.1 million and a loss on sale of assets used in our chemistry services of approximately $0.5 million. The lease termination liability will be paid over the remaining life of the lease, which terminates in 2015.

New Business Authorizations and Backlog

New business authorizations, which are sales of our services, are added to backlog when we enter into a contract or letter of intent or receive a verbal commitment. Authorizations can vary significantly from quarter to quarter and contracts generally have terms ranging from several months to several years. We recognize revenue on these authorizations as services are performed. Our new authorizations for the three months ended June 30, 2004 and 2005 were $266.0 million and $372.1 million, respectively.

Our backlog consists of new business authorizations for which the work has not started but is anticipated to begin in the near future and contracts in process that have not been completed. As of June 30, 2005, the remaining duration of the contracts in our backlog ranged from one month to 108 months with an average duration of 27.5 months. Amounts included in backlog represent potential future revenue and exclude revenue that we have previously recognized. Once work begins on a project included in backlog, net revenue is recognized over the life of the contract. However, there can be no assurance that our backlog will ever be recognized as revenue. Our backlog as of June 30, 2004 and 2005 was $1.20 billion and $1.43 billion, respectively.

Results of Operations

Revenue Recognition

We record revenue from contracts on a proportional performance basis in our Development Group. To measure performance on a given date, we compare direct costs incurred through that date to estimated total contract direct costs. We believe this is the best indicator of the performance of the contractual obligations because the costs relate primarily to the amount of labor incurred to perform the service. Changes to the estimated total contract direct costs result in a cumulative adjustment to the amount of revenue recognized. For time-and-materials contracts in both our Development Group and Discovery Sciences Group, we recognize revenues as hours are worked, multiplied by the applicable hourly rate. For our Phase I and laboratory businesses, we recognize revenues from unitized contracts as subjects or samples are tested, multiplied by the applicable unit price.

In connection with the management of multi-site clinical trials, we pay, on behalf of our customers, fees to investigators and test subjects as well as other out-of-pocket costs for items such as travel, printing, meetings and couriers. Our clients reimburse us for these costs. As required by Emerging Issues Task Force 01-14, “Income Statement Characterization of Reimbursements Received for ‘Out-of-Pocket’ Expenses Incurred”, amounts paid by us as a principal for out-of-pocket costs are included in direct costs as reimbursable out-of-pocket expenses and the reimbursements we receive as a principal are reported as reimbursed out-of-pocket revenue. In our statements of operations, we combine amounts paid by us as an agent for out-of-pocket costs with the corresponding reimbursements, or revenue, we receive as an agent. During the three months ended June 30, 2004 and 2005, fees paid to investigators and other fees we paid as an agent and the associated reimbursements were approximately $50.3 million and $76.5 million, respectively.

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

Three Months Ended June 30, 2005 Versus Three Months Ended June 30, 2004

The following table sets forth amounts from our consolidated condensed financial statements along with the dollar and percentage change for the three months ended June 30, 2005 compared to the three months ended June 30, 2004.

	Three Months Ended June 30, (unaudited)
(in thousands, except per share data)	2005	2004	$ Inc (Dec)	% Inc (Dec)
Net revenue:
Development revenue	$224,862	$183,178	$41,684	22.8%
Discovery sciences revenue	3,636	2,033	1,603	78.8
Reimbursed out-of-pockets	16,644	15,325	1,319	8.6

Total net revenue	245,142	200,536	44,606	22.2

Direct costs:
Development	112,787	90,834	21,953	24.2
Discovery sciences	1,992	1,282	710	55.4
Reimbursable out-of-pocket expenses	16,644	15,325	1,319	8.6

Total direct costs	131,423	107,441	23,982	22.3

Research and development expenses	11,445	3,638	7,807	214.6
Selling, general and administrative expenses	58,987	47,816	11,171	23.4
Depreciation	9,512	6,883	2,629	38.2
Amortization	279	417	(138)	(33.1)
Restructuring charges	—	2,114	(2,114)	(100.0)

Income from operations	33,496	32,227	1,269	3.9

Impairment of investment	—	(2,000)	2,000	100.0
Interest and other income, net	2,892	1,208	1,684	139.4

Income before taxes	36,388	31,435	4,953	15.8
Provision for income taxes	12,736	8,121	4,615	56.8

Net income	$23,652	$23,314	$338	1.4

Net income per diluted share	$0.41	$0.41	$0.00	0.0

Total net revenue increased $44.6 million to $245.1 million in the second quarter of 2005. The increase in total net revenue resulted primarily from an increase in our Development Group revenue. The Development Group’s operations generated net revenue of $224.9 million, which accounted for 91.7% of total net revenue for the second quarter of 2005. The 22.8% increase in the Development Group’s net revenue was primarily attributable to an increase in the level of global CRO Phase II through IV services we provided in the second quarter of 2005 as compared to the second quarter of 2004.

The Discovery Sciences Group generated net revenue of $3.6 million in the second quarter of 2005, an increase of $1.6 million from the second quarter of 2004. The increase in the Discovery Sciences net revenue was mainly attributable to revenue generated by the biomarker business from SurroMed. We expect Discovery Sciences net revenue in the third quarter of 2005 to include a $15.0 million up-front payment from Takeda San Diego in connection with the new DPP IV agreement.

Total direct costs increased $24.0 million to $131.4 million in the second quarter of 2005 primarily as the result of an increase in the Development Group direct costs. Development Group direct costs increased $22.0 million to

$112.8 million in the second quarter of 2005. The primary reason for this increase was an increase in personnel costs of $15.5 million. Personnel costs increased due to hiring additional employees in our global CRO Phase II through IV division. The remaining $6.5 million increase in Development Group direct costs primarily consisted of increased facility costs related to the increase in personnel and increased subcontractor costs to support increased revenue.

Discovery Sciences direct costs increased $0.7 million to $2.0 million in the second quarter of 2005. The higher costs in the second quarter of 2005 related primarily to additional direct costs of the biomarker business acquired from SurroMed in February 2005.

R&D expenses increased $7.8 million to $11.4 million in the second quarter of 2005. R&D expenses increased primarily as a result of increased spending in connection with the DPP IV program under the collaboration arrangement with Takeda San Diego which included a milestone payment by us of $2.5 million as a result of the commencement of the Phase II studies in April 2005. Based on the new DPP IV agreement with Takeda San Diego that we entered into in July 2005, Takeda San Diego will be responsible for future potential development and commercialization costs of the DPP IV inhibitors. Thus, we do not expect to incur significant R&D expense during the remainder of 2005.

SG&A expenses increased $11.2 million to $59.0 million in the second quarter of 2005. As a percentage of total net revenue, SG&A expenses increased slightly to 24.1% in the second quarter of 2005 compared to 23.8% in the second quarter of 2004. The increase in SG&A expenses includes additional personnel costs of $7.2 million. The increase in personnel costs related to training costs for new personnel, higher levels of operations infrastructure to manage direct personnel and changes in utilization levels. The increase in SG&A costs also includes an increase of $1.2 million in travel costs due to training initiatives for new and existing operations personnel, increased travel expenses for personnel in administrative functions, and an increase of $1.3 million in facility costs related to the increase in personnel.

Depreciation increased $2.6 million to $9.5 million in the second quarter of 2005. The increase was related to the property and equipment we acquired to accommodate our growth. Our property, plant and equipment, net balance increased $79.4 million from June 30, 2004 to June 30, 2005. Capital expenditures were $14.0 million in the second quarter of 2005. Capital expenditures included $2.7 million related to land and building costs for our new corporate headquarters in Wilmington, North Carolina, and $1.2 million related to land and building costs for a new facility in Scotland. Capital expenditures also included $4.9 million on software and computer hardware and $2.4 million for additional scientific equipment for our Phase I and laboratory units.

Income from operations increased $1.3 million to $33.5 million in the second quarter of 2005. As a percentage of net revenue, income from operations decreased to 13.7% of net revenue in the second quarter of 2005 from 16.1% in the second quarter of 2004. Income from operations in the second quarter of 2005 included an increase in R&D expenses of $7.8 million compared to second quarter of 2004. Income from operations in the second quarter of 2005 was also negatively impacted by approximately $1.2 million due to the weakening of the U.S. dollar relative to the euro, British pound and Brazilian real. Although these currency movements increased net revenue in the aggregate, the negative impact on income from operations is attributable to dollar-denominated contracts for services rendered in countries other than the United States. In these cases, revenue is not impacted by the weakening of the U.S. dollar, but the costs associated with performing these contracts, which are paid in local currency, are negatively impacted when translated into U.S. dollars. Income from operations in the second quarter of 2004 included a $2.1 million restructuring charge associated with exiting our chemistry facility in Research Triangle Park, North Carolina.

Our provision for income taxes increased $4.6 million to $12.7 million in the second quarter of 2005. Our effective income tax rate for the second quarter of 2005 was 35.0% compared to 25.8% for the second quarter of 2004. During the second quarter of 2004, our effective tax rate was positively impacted by the $3.7 million reduction in our valuation allowance as a result of the utilization of capital loss carryforwards that previously had a valuation allowance recorded against them. This reduction in the valuation allowance decreased the effective tax rate by 11.8%. The remaining difference in our effective rates for the second quarter of 2005 compared to the second quarter of 2004 is due to the tax on the planned repatriation of foreign earnings and the change in the geographic distribution of our pretax earnings among locations with varying tax rates.

During the second quarter of 2004, we recorded a charge to earnings of $2.0 million for an other than temporary decline in the fair market of its investment in Chemokine Therapeutics Corp. The write-down of Chemokine was recorded based primarily on its individual historical and projected financial performance and completed or anticipated issuance of shares to new investors at lower valuations than our recorded value.

Net income of $23.7 million in the second quarter of 2005 represents an increase of $0.3 million from $23.3 million in the second quarter of 2004. Net income per diluted share was $0.41 for both the second quarter of 2005 and the second quarter of 2004.

Six Months Ended June 30, 2005 Versus Six Months Ended June 30, 2004

The following table sets forth amounts from our consolidated condensed financial statements along with the dollar and percentage change for the six months ended June 30, 2005 compared to the six months ended June 30, 2004.

	Six Months Ended June 30, (unaudited)
(in thousands, except per share data)	2005	2004	$ Inc (Dec)	% Inc (Dec)
Net revenue:
Development revenue	$437,783	$357,892	$79,891	22.3%
Discovery sciences revenue	16,496	9,581	6,915	72.2
Reimbursed out-of-pockets	34,917	28,343	6,574	23.2

Total net revenue	489,196	395,816	93,380	23.6

Direct costs:
Development	221,117	179,044	42,073	23.5
Discovery sciences	3,757	2,848	909	31.9
Reimbursable out-of-pocket expenses	34,917	28,343	6,574	23.2

Total direct costs	259,791	210,235	49,556	23.6

Research and development expenses	20,266	4,924	15,342	311.6
Selling, general and administrative expenses	114,419	92,975	21,444	23.1
Depreciation	17,871	13,600	4,271	31.4
Amortization	567	742	(175)	(23.6)
Gain on exchange of assets	(5,144)	—	(5,144)	NC
Restructuring charges	—	2,619	(2,619)	(100.0)

Income from operations	81,426	70,721	10,705	15.1

Impairment of investment	—	(2,000)	2,000	100.0
Interest and other income, net	4,072	1,712	2,360	137.9

Income before taxes	85,498	70,433	15,065	21.4
Provision for income taxes	26,225	22,355	3,870	17.3

Net income	$59,273	$48,078	$11,195	23.3

Net income per diluted share	$1.03	$0.85	$0.18	21.2

Total net revenue increased $93.4 million to $489.2 million in the first six months of 2005. The increase in total net revenue resulted primarily from an increase in our Development Group revenue and the $10.0 million milestone payment from ALZA related to the filing of the new drug application, or NDA, for dapoxetine in the first six months of 2005. The Development Group’s operations generated net revenue of $437.8 million, which accounted for 89.5% of total net revenue for the first six months of 2005. The 22.3% increase in the Development Group’s net revenue was primarily attributable to an increase in the level of global CRO Phase II through IV services we provided in the first six months of 2005 as compared to the first six months of 2004. Net revenue for the Development Group also increased by approximately $1.7 million due to the effect of the U.S. dollar weakening relative to the euro and British pound in the first six months of 2005.

The Discovery Sciences Group generated net revenue of $16.5 million in the first six months of 2005, an increase of $6.9 million from the first six months of 2004. The increase in the Discovery Sciences net revenue was mainly attributable to the $10.0 million milestone payment related to the filing of the dapoxetine NDA. In 2004, we received a $5.0 million payment from ALZA in connection with an amendment to the dapoxetine out-license agreement. We expect Discovery Sciences net revenue in the third quarter of 2005 to include a $15.0 million up-front payment from Takeda San Diego in connection with the new DPP IV agreement.

Total direct costs increased $49.6 million to $259.8 million in the first six months of 2005 primarily as the result of an increase in the Development Group direct costs. Development Group direct costs increased $42.1 million to $221.1 million in the first six months of 2005. The primary reason for this increase was an increase in personnel costs of $28.0 million. Personnel costs increased due to hiring additional employees in our global CRO Phase II through IV division and increased costs in our foreign operations due to the weakening of the U.S. dollar. The remaining $14.1 million of this increase in Development Group direct costs primarily consisted of increased facility costs related to the increase in personnel and increased subcontractor costs to support increased revenue.

Discovery Sciences direct costs increased $0.9 million to $3.8 million in the first six months of 2005. The higher costs in the first six months of 2005 related primarily to additional direct costs of the biomarker business acquired from SurroMed in February 2005.

R&D expenses increased $15.3 million to $20.3 million in the first six months of 2005. R&D expenses increased primarily as a result of increased spending in connection with the DPP IV program under the collaboration arrangement with Takeda San Diego which included a milestone payment by us of $2.5 million as a result of the commencement of the Phase II studies in April 2005. Based on the new DPP IV agreement with Takeda San Diego entered into in July 2005, Takeda San Diego will be responsible for future potential development and commercialization costs of the DPP IV inhibitors. Thus, we do not expect to incur significant R&D expense during the remainder of 2005.

SG&A expenses increased $21.4 million to $114.4 million in the first six months of 2005. As a percentage of total net revenue, SG&A expenses decreased to 23.4% in the first six months of 2005 compared to 23.5% in the first six months of 2004. The increase in SG&A expenses in absolute terms includes additional personnel costs of $13.1 million. The increase in personnel costs related to training costs for new personnel, higher levels of operations infrastructure to manage direct personnel and changes in utilization levels. The increase in SG&A costs also includes an increase of $2.6 million in travel costs due to training initiatives for new and existing operations personnel and increased travel related to additional personnel in administrative functions. In addition, SG&A costs include an additional $2.1 million in recruiting costs to hire additional personnel and an increase of $1.3 million in facility costs related to the increase in personnel.

Depreciation increased $4.3 million to $17.9 million in the first six months of 2005. The increase was related to property and equipment we acquired to accommodate our growth. Capital expenditures were $72.4 million in the first six months of 2005. Capital expenditures included $30.5 million for our new corporate airplane and $8.6 million related to leasehold improvements to the new clinic in Austin, Texas. The majority of the remaining capital expenditures included spending on land and building costs, software, computer hardware, and additional scientific equipment for our Phase I and laboratory units.

Income from operations increased $10.7 million to $81.4 million in the first six months of 2005. As a percentage of net revenue, income from operations decreased to 16.6% of net revenue in the first six months of 2005 from 17.9% in the first six months of 2004. Income from operations in the first six months of 2005 included a $5.1 million gain on exchange of assets associated with the acquisition of SurroMed’s biomarker business. Income from operations in the first six months of 2005 also included an increase in R&D expenses of $15.3 million compared to the first six months of 2004. Income from operations in the first quarter of 2005 was also negatively impacted by approximately $2.6 million due to the weakening of the U.S. dollar relative to the euro, British pound and Brazilian real. Although these currency movements increased net revenue in the aggregate, the negative impact on income from operations is attributable to dollar-denominated contracts for services rendered in countries other than the United States. In these cases, revenue is not impacted by the weakening of the U.S. dollar, but the costs associated with performing these contracts, which are paid in local currency, are negatively impacted when translated into U.S. dollars. Income from operations in the first six months of 2004 included a $2.6 million restructuring charge associated with exiting our chemistry facility in Research Triangle Park, North Carolina.

Our provision for income taxes increased $3.9 million to $26.2 million in the first six months of 2005. Our effective income tax rate for the first six months of 2005 was 30.7% compared to 31.7% for the first six months of 2004. The effective tax rate for the 2005 period was positively impacted by a $4.7 million reduction in our valuation allowance provided for the deferred tax asset relating to a capital loss carryforward. This reduction was a result of the utilization of capital loss carryforwards that previously had a valuation allowance recorded against them as well as the recognition of capital gains for both the SurroMed transaction and the dapoxetine NDA milestone payment. This reduction in the valuation allowance decreased the effective tax rate by 5.6%. During the first six months of 2004, our effective tax rate was positively impacted by the $3.7 million tax benefit which we recorded as a result of the utilization of capital loss carryforwards that previously had a valuation allowance recorded against them. The remaining difference in our effective rates for the first six months of 2005 compared to the first six months of 2004 is due to the tax on the planned repatriation of foreign earnings and the change in the geographic distribution of our pretax earnings among locations with varying tax rates.

Net income of $59.3 million in the first six months of 2005 represents an increase of $11.2 million from $48.1 million in the first six months of 2004. Net income per diluted share of $1.03 in the first six months of 2005 represents a 21.2% increase from net income per diluted share of $0.85 in the first six months of 2004. Net income per diluted share for the first quarter of 2005 included $0.07 per share, net of tax, for the gain on exchange of assets associated with the acquisition of SurroMed’s biomarker business.

Liquidity and Capital Resources

As of June 30, 2005, we had $288.1 million of cash and cash equivalents. Our expected primary cash needs on both a short- and long-term basis are for capital expenditures, including our new corporate headquarters, expansion of services, possible acquisitions, geographic expansion, working capital and other general corporate purposes. We have historically funded our operations and growth, including acquisitions, with cash flow from operations, leasing arrangements, borrowings and sales of our stock. We hold our cash and cash equivalents in financial instruments that are rated A or better by Standard & Poor’s or Moody’s, and earn interest at market rates.

In the first six months of 2005, our operating activities provided $87.9 million in cash as compared to $76.4 million for the same period last year. The increase in cash flow from operations is primarily due to a $11.2 million increase in net income and a non-cash increase in provision for deferred income taxes of $7.5 million, which was partially offset by a non-cash gain on exchange of assets of $5.1 million. The change in operating assets and liabilities of $12.3 million in the first six months of 2005 primarily consisted of an increase in current income taxes of $22.2 million due to the timing of tax payments and an increase in deferred rent of $8.7 million as a result of the additional facility leases partially offset by a decrease in unearned income of $18.6 million.

In the first six months of 2005, we generated $47.3 million in cash from investing activities. The net cash provided by purchases, maturities and sales of available-for-sale investments of $105.0 million and proceeds from sale of the Syrrx investment of $25.0 million were partially offset by capital expenditures of $72.4 million, purchases of investments of $5.4 million and a deposit on warrant exercise of $5.0 million. We expect our capital expenditures for the remainder of 2005 to be approximately $45.0 million to $50.0 million. This estimate includes 2005 construction costs of $25.0 million to $30.0 million for the new corporate headquarters building in Wilmington, North Carolina. We expect the majority of the remaining anticipated capital expenditures to be for construction costs for our new facility in Scotland, equipment for our Phase I and laboratory units, and information technology enhancement and expansion.

In the first six months of 2005, our financing activities provided $13.9 million in cash, as net proceeds from stock option exercises and purchases under our employee stock purchase plan totaling $14.9 million were partially offset by $0.9 million in repayments of capital lease obligations.

Working capital as of June 30, 2005 was $287.2 million, compared to $257.1 million at December 31, 2004. The increase in working capital was due primarily to an increase in cash and short-term investments of $38.7 million, which included the proceeds from the sale of investment of Syrrx for $25.0 million, a decrease in unearned income of $19.9 million partially offset by a increase in other accrued expenses of $10.0 million, an increase of accrued income taxes of $7.9 million due to the increase in pretax income and a decrease in accounts receivable and unbilled services of $9.4 million due to better collections of receivables. The number of days’ revenue outstanding in accounts receivable and unbilled services, net of unearned income, also known as DSO, was 33.0 and 41.6 days for the six months ended June 30, 2005 and June 30, 2004, respectively. We calculate DSO by dividing accounts receivable and unbilled services less unearned income by average daily gross revenue for the period presented. Over the past three years, our year-to-date DSO has fluctuated between 32.2 days and 42.2 days. We expect DSO will fluctuate in the future depending on the mix of contracts performed within a quarter, the level of investigator advances and unearned income and our success in collecting receivables.

In July 2005, we renewed our $50.0 million revolving credit facility with Bank of America, N. A. Indebtedness under the facility is unsecured and subject to traditional covenants relating to financial ratios and restrictions on certain types of transactions. Borrowings under this credit facility are available to provide working capital and for general corporate purposes. As of June 30, 2005, there was no amount outstanding under this credit facility. However, the aggregate amount we are able to borrow has been reduced by $0.8 million due to outstanding letters of credit issued under this facility. This credit facility is currently scheduled to expire in June 2006, at which time any outstanding balance would be due.

In April 2000, we purchased 1.0 million shares of Spotlight Health Series C convertible preferred stock for $5.0 million. In July 2003, we entered into an agreement with Spotlight Health and Bank of America, N.A. to guarantee a $2.0 million revolving line of credit provided to Spotlight Health by Bank of America. This new line of credit was used to refinance existing Spotlight Health debt that was also guaranteed by us. In June 2005, we purchased 970,873 shares of Spotlight Health’s Series D convertible preferred stock for a purchase price of $1.03 per share. In connection with that transaction, the parties amended the loan agreement with Bank of America to provide for, a quarterly reduction of the principal amount of the revolving line of credit of $250,000 on September 30 and December 31, 2005, and $500,000 on March 31, June 30 and September 30, 2006. Spotlight Health also granted Bank of America a first lien security interest on its assets to secure its obligations under the loan agreement. As of June 30, 2005, the Company owned approximately 11.6% of Spotlight’s outstanding capital stock.

In January 2004, we purchased 5.0 million shares of Accentia Biopharmaceuticals, Inc. Series E convertible preferred stock for $5.0 million. At that time, we also received a Class A and Class B warrant, each to purchase up to an additional 5.0 million shares of Series E convertible preferred stock for $1.00 per share. In January 2005, we exercised the Class A warrant. The Class B warrant will expire on the earlier of January 7, 2006 or the effective date of a registration statement for the public sale of Accentia common stock in a qualifying initial public offering. In February 2005, Accentia filed a registration statement with the SEC for its proposed initial public offering of common stock. In June 2005, we conditionally exercised the Class B warrant and deposited $5.0 million with Accentia. Accentia will be entitled to deposit and retain the Class B warrant exercise price if a qualifying IPO occurs on or before September 1, 2005. If this condition is not met, Accentia must refund our deposit. The $5.0 million deposit is included in other assets on our consolidated condensed balance sheet at June 30, 2005. Accentia proposes to sell in this public offering, in addition to shares for its own account, 1.0 million shares of common stock issuable to us upon conversion of Series E convertible preferred stock.

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

In November 2003, we entered into a collaboration agreement with Syrrx to jointly develop and commercialize human dipeptidyl peptidase IV, or DPP IV, inhibitors as drug products for the treatment of type 2 diabetes and other major human diseases. In September 2004, we filed an investigational new drug application for one DPP IV inhibitor and the Phase I clinical study for that inhibitor commenced in late October 2004. In the fourth quarter of 2004, we paid Syrrx a milestone payment of $2.5 million as a result of the commencement of the Phase I studies. These studies were completed in March 2005. We began the Phase II program in April and paid a milestone payment of $2.5 million in the second quarter. In March 2005, Takeda Pharmaceutical Company Limited acquired 100% of the equity of Syrrx, which is now known as Takeda San Diego, Inc. We owned $25.0 million in preferred stock of Syrrx, for which Takeda paid us $25.0 million in April 2005. In July 2005, Takeda San Diego acquired the development and marketing rights to all DPP IV inhibitors previously granted to us under the collaboration agreement between PPD and Syrrx. Under the new agreement, Takeda San Diego will pay us a $15.0 million up-front payment in the third quarter of 2005 and a $15.0 million development milestone if and when a Phase III trial is initiated. We will also be entitled to receive other potential milestone payments of up to an aggregate of $70.5 million, sales-based milestones of up to an aggregate of $33.0 million and royalties associated with the future development and commercialization of specified DPP IV inhibitors. As a result of this agreement, we will have no further material expense associated with the development and commercialization of a DDP IV inhibitor.

In November 2003, we became a limited partner in A. M. Pappas Life Science Ventures III, LP, a venture capital fund. The Pappas Fund was established for the purpose of making investments in equity securities of privately-held companies in the life sciences, healthcare and technology industries. We are committed to invest up to an aggregate of approximately $2.5 million in the Pappas Fund. No capital call can exceed 10% of our aggregate capital commitment. As such, we anticipate that our aggregate investment will be made through a series of future capital calls over the next several years. Capital calls through June 30, 2005 were $165,000. Our capital commitment will expire in May 2009.

In January 2005, we acquired approximately 7.5 acres of property located in downtown Wilmington, North Carolina, on which we plan to construct a new headquarters building. The new facility will be approximately 400,000 square feet and is expected to be completed in 2006 or early 2007. We plan to begin consolidating our Wilmington operations into the new building at that time. We expect the total cost for the construction and up-fit of the new building to be $80.0 million to $100.0 million. The purchase price for the land was approximately $2.8 million. In connection with the sale of the property, the seller, Almont Shipping Company, refinanced existing liens on the property with the proceeds of an $8.0 million loan from Bank of America. This loan will mature in January 2006 and is secured by a lien on substantially all of Almont’s assets, including an approximately 30-acre tract of land adjacent to the tract we acquired. This loan is also secured by a guarantee from us. In accordance with the requirements of FASB Statement No. 5, “Accounting for Contingencies”, as clarified by FASB Interpretation No. 45, we have recorded a liability in the amount of $0.8 million for the estimated fair value of the obligation we have assumed under this guarantee. Almont’s obligation to reimburse us in the event we are required to pay any sums to Bank of America under the guarantee is also secured by a lien on substantially all of Almont’s assets. As a part of this transaction, Almont granted us an option to purchase all or a portion of the adjacent 30-acre tract of land at an agreed upon price per acre. The option will expire on January 31, 2007.

In March 2005, we signed a new lease for additional space in Austin, Texas for our Phase II-IV operations. The facility is adjacent to our new Phase I clinic. Under the terms of the new lease, the lessor placed $5.5 million in an escrow account to be distributed to us to cover the monthly rental on the old facility until the old facility is subleased. If the facility is subleased, we will receive an immediate distribution totaling the amount of the sublease income to be received under the sublease and the escrow account will receive the future sublease rental income and remit the future rental payments due under the original facility lease to the lessor. We will continue to be responsible for our obligations under the original lease and, therefore, subject to risk of default by a sublessee. We will also be responsible to fund the escrow account to the extent the rent payments under the original lease exceed the rent payments under a sublease. We account for the $5.5 million to be received from the escrow account as a lease incentive which will be recognized in income over the 10-year term of the new lease. As of June 30, 2005, the escrow account balance was $5.5 million, $1.6 million of which was included as a component of prepaid expenses and other current assets and $3.9 million of which was included as a component of other assets.

The American Jobs Creation Act of 2004 introduced a one-time dividends received deduction on the repatriation of foreign earnings to a U.S. taxpayer. We have not previously recorded a U. S. tax liability on such revenues because we intended to permanently reinvest them in our foreign operations. We have been evaluating the impact of this law on our permanent reinvestment position and have recorded $0.8 million tax expense in the second quarter related to the projected repatriation of $22.2 million in foreign earnings. We continue to analyze the effect of the new Act on the remaining $46.9 million of undistributed foreign earnings and expect to complete this analysis by the end of the year. The income tax effect of repatriating the remaining undistributed earnings is not estimable at this tine.

As of June 30, 2005, we had liabilities of $5.5 million in connection with tax positions taken in our tax returns that include interpretations of applicable income tax laws and regulations. These amounts are based on management’s expectation regarding the ultimate tax treatment and outcome of these matters. We believe it is unlikely that the resolution of these matters will have a material adverse effect on our financial position or results of operations.

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

Critical Accounting Policies and Estimates

There were no material changes to our critical accounting policies and estimates in the first half of 2005. For detailed information on our critical accounting policies and estimates, see our Annual Report on Form 10-K for the year ended December 31, 2004.

Recently Issued Accounting Standards

For information about recently issued accounting standards, see “Recent Accounting Pronouncements” in Note 1 to the Notes to our Consolidated Condensed Financial Statements in Item I.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to foreign currency risk by virtue of our international operations. Approximately 25.9% and 29.6% of our total net revenue for the three months ended June 30, 2004 and 2005, respectively, were derived from operations outside the United States. Funds generated by each subsidiary are generally reinvested in the country where they are earned, although we are analyzing the effect of the one-time dividends received deduction of the American Jobs Creation Act of 2004 on undistributed foreign earnings. Our operations in the United Kingdom generated approximately 45.0% of our net revenue from international operations during the three months ended June 30, 2005. Accordingly, we are exposed to adverse movements in the pound sterling and other foreign currencies.

The vast majority of our contracts are entered into by our U. S. or U. K. subsidiaries. The contracts entered into by the U. S. subsidiaries are almost always denominated in U.S. dollars. Contracts entered into by our U. K. subsidiaries are generally denominated in pounds sterling, U.S. dollars or euros, but the majority of these contracts are in U.S. dollars. Although an increase in exchange rates for the pound sterling or euro relative to the U.S. dollar would increase net revenue from contracts denominated in these currencies, the negative impact on income from operations is attributable to dollar-denominated contracts for services rendered in countries other than the United States. In these cases, revenue is not impacted by the weakening of the U.S. dollar, but the costs associated with performing these contracts, which are paid in local currency, are negatively impacted when translated into U.S. dollars. In January 2004, we began engaging in hedging activities in an effort to manage our potential foreign exchange exposure.

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

Our strategy for management of currency risk relies primarily on conducting our operations in a country’s currency, making intercompany foreign currency denominated loans and from time to time, using currency derivatives, primarily forward exchange contracts. As of June 30, 2005, we had open foreign exchange derivative contracts with a face amount totaling $63.2 million to buy the local currencies of our foreign subsidiaries. The estimated fair value of the foreign currency derivative portfolio was $1.4 million loss recorded as a component of other accrued expenses. The potential loss resulting from a hypothetical weakening of the U.S. dollar relative to the pound sterling and euro of 10% would have been approximately $1.7 million for the quarter ended June 30, 2005 based on second quarter 2005 revenues and the costs related to our foreign operations. Our foreign currency hedging activities would partially offset these potential losses. We do not expect that a 10% change in exchange rates in the future would have a material effect on our financial statements.

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

Internal Control Over Financial Reporting

There were no changes in internal control over financial reporting during the second quarter of 2005 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

The 2005 Annual Meeting of Shareholders of the Company was held on May 18, 2005. At the Annual Meeting, the following directors were elected to office for the ensuing year and were approved by the following votes:

	For	Against*
Stuart Bondurant	49,168,023	3,577,239
Fredric N. Eshelman	49,342,109	3,403,153
Marye Anne Fox	50,624,387	2,120,875
Frederick Frank	42,748,648	9,996,614
David L. Grange	52,296,832	448,430
Catherine M. Klema	50,572,727	2,172,535
Terry Magnuson	50,617,561	2,127,701
Ernest Mario	49,315,437	3,429,825
John A. McNeill, Jr.	47,205,983	5,539,279

*	Includes abstentions.

Item 6. Exhibits

(a)	Exhibits

10.216	Second Amendment dated June 30, 2005, to Loan Agreement by and among Spotlight Health, Inc., Pharmaceutical Product Development, Inc. and Bank of America, N.A

10.217	Third Amendment to Loan Agreement dated June 30, 2005, between Pharmaceutical Product Development, Inc. and Bank of America, N.A

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 – Chief Executive Officer

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 – Chief Financial Officer

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

Date: July 29, 2005