Form 10-Q
period 2005-09-30
PHARMACEUTICAL PRODUCT DEVELOPMENT INC
filed 2005-11-08
CIK 1003124

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2005.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 57,798,011 shares of common stock, par value $0.10 per share, as of October 24, 2005.

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2005	2004	2005
Net Revenue:
Development	$193,233	$235,148	$551,125	$672,931
Discovery sciences	2,289	19,458	11,870	35,954
Reimbursed out-of-pockets	20,302	18,674	48,645	53,591

Total net revenue	215,824	273,280	611,640	762,476

Direct Costs:
Development	95,038	117,414	274,082	338,531
Discovery sciences	1,367	2,064	4,215	5,821
Reimbursable out-of-pocket expenses	20,302	18,674	48,645	53,591

Total direct costs	116,707	138,152	326,942	397,943

Research and development expenses	4,138	1,967	9,062	22,233
Selling, general and administrative expenses	49,303	61,970	142,271	176,389
Depreciation	7,392	10,135	20,992	28,006
Amortization	231	279	973	846
Gain on exchange of assets	—	—	—	(5,144)
Restructuring charges	—	—	2,619	—

Total operating expenses	177,771	212,503	502,859	620,273

Income from operations	38,053	60,777	108,781	142,203
Interest income, net	499	2,400	949	5,615
Impairment of investments	—	(3,797)	(2,000)	(3,797)
Other income, net	495	403	1,750	1,260

Income before provision for income taxes	39,047	59,783	109,480	145,281
Provision for income taxes	14,057	21,402	36,412	47,627

Net income	$24,990	$38,381	$73,068	$97,654

Net income per share:
Basic	$0.44	$0.67	$1.30	$1.71

Diluted	$0.44	$0.66	$1.29	$1.68

Weighted average number of common shares outstanding:
Basic	56,447	57,643	56,275	57,156
Dilutive effect of stock options	563	927	490	877

Diluted	57,010	58,570	56,765	58,033

The accompanying notes are an integral part of these consolidated condensed financial statements.

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

(in thousands)

	December 31, 2004	September 30, 2005
		(unaudited)
Assets
Current assets:
Cash and cash equivalents	$144,348	$335,707
Short-term investments	105,020	—
Accounts receivable and unbilled services, net	265,067	269,184
Income tax receivable	6,321	5
Investigator advances	15,251	14,846
Prepaid expenses and other current assets	28,189	34,465
Deferred tax assets	10,867	11,675

Total current assets	575,063	665,882

Property and equipment, net	136,501	202,186
Goodwill	179,781	209,279
Investments	66,658	22,558
Intangible assets	3,895	3,049
Deferred tax assets	12,374	10,477
Other assets	929	6,526

Total assets	$975,201	$1,119,957

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$12,863	$10,070
Payables to investigators	43,726	44,053
Accrued income taxes	5,118	10,709
Other accrued expenses	101,714	113,813
Deferred tax liabilities	770	160
Unearned income	153,170	145,632
Current maturities of long-term debt and capital lease obligations	599	1,831

Total current liabilities	317,960	326,268
Long-term debt and capital lease obligations, less current maturities	6,371	6,004
Accrued additional pension liability	9,923	9,121
Deferred tax liabilities	370	3,490
Deferred rent and other	5,267	17,193

Total liabilities	339,891	362,076
Shareholders’ equity:
Common stock	5,662	5,779
Paid-in capital	293,200	330,707
Retained earnings	325,269	422,923
Deferred compensation	—	(1,915)
Accumulated other comprehensive income	11,179	387

Total shareholders’ equity	635,310	757,881

Total liabilities and shareholders’ equity	$975,201	$1,119,957

The accompanying notes are an integral part of these consolidated condensed financial statements.

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Nine Months Ended September 30,
	2004	2005
Cash flows from operating activities:
Net income	$73,068	$97,654
Adjustments to reconcile net income to net cash provided by operating activities:
Impairment of investments	2,000	3,797
Depreciation and amortization	21,965	28,852
Stock compensation amortization	—	274
Restructuring charges	2,619	—
Gain on exchange of assets	—	(5,144)
Loss on disposition of property and equipment, net	74	177
Provision for doubtful accounts	651	124
(Benefit) provision for deferred income taxes	(6,101)	4,167
Change in operating assets and liabilities, net of acquisitions	19,800	12,115

Net cash provided by operating activities	114,076	142,016

Cash flows from investing activities:
Purchases of property and equipment	(34,337)	(89,083)
Proceeds from sale of property and equipment	241	3,926
Purchases of available-for-sale investments	(650,664)	(24,720)
Maturities and sales of available-for-sale investments	632,261	129,740
Purchases of investments	(5,833)	(11,576)
Proceeds from sale of investment	—	25,000
Cash refunded related to business acquired	1,450	—

Net cash (used in) provided by investing activities	(56,882)	33,287

Cash flows from financing activities:
Principal repayments of long-term debt	(259)	(275)
Repayment of capital leases obligation	(724)	(1,301)
Proceeds from exercise of stock options and employee stock purchase plan	9,259	24,471

Net cash provided by financing activities	8,276	22,895

Effect of exchange rate changes on cash and cash equivalents	572	(6,839)

Net increase in cash and cash equivalents	66,042	191,359
Cash and cash equivalents, beginning of the period	60,677	144,348

Cash and cash equivalents, end of the period	$126,719	$335,707

The accompanying notes are an integral part of these consolidated condensed financial statements.

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

1. SIGNIFICANT ACCOUNTING POLICIES

The significant accounting policies followed by Pharmaceutical Product Development, Inc. and its subsidiaries (collectively the “Company”) for interim financial reporting are consistent with the accounting policies followed for annual financial reporting. We prepared these unaudited consolidated condensed financial statements in accordance with Rule 10-01 of Regulation S-X and, in management’s opinion, we have included all adjustments of a normal recurring nature necessary for a fair presentation. The accompanying consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004. The results of operations for the three-month and nine-month periods ended September 30, 2005 are not necessarily indicative of the results to be expected for the full year or any other period. The amounts in the December 31, 2004 consolidated condensed balance sheet are derived from the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

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

Reclassification

The Company has reclassified certain 2004 financial statement amounts to conform to the 2005 financial statement presentation. A significant reclassification was made to the statement of cash flows to reflect cash inflows and outflows for the purchases and sales of Auction Rate Securities.

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

1. SIGNIFICANT ACCOUNTING POLICIES (continued)

Stock-based compensation

The Company has adopted the disclosure requirements of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation”, and Statement of Financial Accounting Standards No. 148, “Accounting for Stock Based Compensation - Transition and Disclosure - an Amendment of FASB Statement No. 123”, which require compensation expense to be disclosed in the notes based on the fair value of the options granted at the date of the grant. Had compensation cost for the Company’s stock option plan been determined based on the fair value at the grant dates for awards under the plan consistent with the method required by SFAS No. 123, the Company’s net income and diluted net income per common share would have been the pro forma amounts indicated below.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2004	2005	2004	2005
Net income, as reported	$24,990	$38,381	$73,068	$97,654
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	—	117	—	184
Less: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	1,469	2,076	4,395	7,736

Pro forma net income	$23,521	$36,422	$68,673	$90,102

Net income per share:
Basic – as reported	$0.44	$0.67	$1.30	$1.71
Basic – pro forma	$0.42	$0.63	$1.22	$1.58

Diluted – as reported	$0.44	$0.66	$1.29	$1.68
Diluted – pro forma	$0.41	$0.62	$1.21	$1.55

Restructuring charges

During the nine months ended September 30, 2004, the Company recorded a $2.6 million restructuring charge associated with exiting the Company’s chemistry facility in Research Triangle Park, North Carolina. These charges include lease payments and termination costs, net of sublease rentals, of approximately $2.1 million and a loss on sale of assets used in the chemistry services business of approximately $0.5 million. The lease termination liability will be paid over the remaining life of the lease, which terminates in 2015. During the three months ended September 30, 2004 and 2005, the Company paid lease payments, termination costs and related expenses of $0.4 million and $0.2 million, respectively. During the nine months ended September 30, 2004 and 2005, the Company paid lease payments, termination costs and related expenses of $0.4 million and $0.7 million, respectively. At September 30, 2005, the Company recorded the remaining restructuring liability of $0.5 million in the consolidated condensed balance sheet as a component of other accrued expenses and deferred rent and other.

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

1. SIGNIFICANT ACCOUNTING POLICIES (continued)

Inventory

Inventories, which consist principally of laboratory supplies, are valued at the lower of cost (first-in, first-out method) or market. As of December 31, 2004 and September 30, 2005, inventories totaling $2.2 million were included in prepaid expenses and other current assets.

Recent accounting pronouncements

In October 2005, the Financial Accounting Standards Board, or FASB, issued Staff Position No. 13-1, “Accounting for Rental Costs Incurred During a Construction Period”, or FSP 13-1. FSP 13-1 states that rental costs associated with ground or building operating leases incurred during a construction period shall be recognized as rental expense and not capitalized. FSP 13-1 is effective for the first reporting period beginning after December 15, 2005. The Company does not believe adoption of this statement will have a material impact on the Company’s financial statements.

In June 2005, the FASB issued Staff Position No. 143-1, “Accounting for Electronic Equipment Waste Obligations”, or FSP 143-1. FSP 143-1 provides guidance on how commercial users and producers of electronic equipment should recognize and measure asset retirement obligations that arise from European Union (“EU”) Directive 2002/96/EC on Waste Electrical and Electronic Equipment (the “Directive”). FSP 143-1 is effective the later of the first reporting period that ends after June 8, 2005 or the date that the EU-member country adopts a law to implement the Directive. The Company has adopted FSP 143-1 and the statement did not have a material impact on the Company’s financial statements.

In October 2004, the EITF finalized its consensuses on EITF 04-01, “Accounting for Preexisting Relationships between the Parties to a Business Combination”. The consensuses in EITF 04-01 provide guidance on how to account for the settlement of a preexisting relationship and how it affects the accounting of the business combination. EITF 04-01 is effective for business combinations consummated in reporting periods beginning after October 13, 2004. In February 2005, the Company recorded a gain on the termination of a preexisting lease arrangement as part of the acquisition of SurroMed, Inc.’s biomarker business in accordance with the guidance in EITF 04-01. See Note 2.

In December 2004, the FASB issued SFAS No. 123 (Revised 2004) “Share-Based Payment” that will require compensation costs related to share-based payment transactions to be recognized in the financial statements. With limited exceptions, the amount of compensation cost will be measured based on the fair value on the date of grant of the equity or liability instruments issued. In addition, liability instruments will be remeasured each reporting period. Compensation cost will be recognized over the period that an employee provides service in exchange for the award. In March 2005, the SEC issued Staff Accounting Bulletin 107 which describes the SEC staff’s expectations in determining the assumptions that underlie the fair value estimates and discusses the interaction of SFAS No. 123 (Revised) with existing SEC guidance. In April 2005, the SEC deferred the effective date for SFAS No. 123 (Revised) to the beginning of the first fiscal year that begins after June 15, 2005. The Company is currently evaluating the impact of the adoption of this statement on the Company’s financial statements.

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

2. ACQUISITIONS

In February 2005, the Company completed its acquisition of substantially all of the assets of SurroMed, Inc.’s biomarker business. The assets acquired consist of equipment, fixtures, leasehold improvements, intellectual property and contracts. The biomarker business supports drug discovery and drug development by identifying biomarkers using biological, chemical and bioinformatics expertise and technologies. The acquisition expanded the Company’s business by adding biomarker discovery and patient sample analysis capability to the services offered by the Company. In exchange for the assets, the Company surrendered to SurroMed all shares of preferred stock of SurroMed it held. As additional consideration for the acquisition, the Company assumed approximately $3.4 million of SurroMed liabilities under capital leases and additional operating liabilities, and agreed to guarantee repayment of up to $1.5 million under a SurroMed bank loan. In accordance with the requirements of FASB Statement No. 5, “Accounting for Contingencies”, as clarified by FASB Interpretation No. 45, the Company has recorded a liability in the amount of $150,000 for the estimated fair value of the obligation it has assumed under this guarantee. The Company recognized a pre-tax gain on exchange of assets of $5.1 million, primarily related to the $4.9 million gain on the termination of a preexisting facility lease arrangement with SurroMed in accordance with EITF 04-01, “Accounting for Preexisting Relationships between the Parties to a Business Combination”. The fair value of the leasing arrangement was determined based on the discounted cash flows of the difference between the future required rental payments under the lease agreement and the current market rate for similar facilities. The results of operations from the biomarker assets acquired are included in the Company’s consolidated condensed statement of operations as of and since February 1, 2005, the effective date of the acquisition. This biomarker business is part of the Discovery Sciences segment of the Company.

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

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

2. ACQUISITIONS (continued)

The purchase price allocation has been finalized for this acquisition. Goodwill will be evaluated annually as required by SFAS 142. The Company expects goodwill related to SurroMed to be deductible for tax purposes.

The unaudited pro forma results from operations for the Company assuming the acquisition was consummated as of January 1, 2004 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2004	2005	2004	2005
Total revenue	$217,997	$273,280	$617,753	$763,138
Net income	$23,949	$38,381	$69,489	$97,454
Net income per share:
Basic	$0.42	$0.67	$1.23	$1.71
Diluted	$0.42	$0.66	$1.22	$1.68

The above amounts are based upon assumptions and estimates the Company believes are reasonable, but they do not reflect any benefit from economies that might be achieved from combined operations. Pro forma adjustments were made to income tax benefit, increasing net income by $0.6 million, $0, $1.8 million and $0.1 million for the three-month and nine-month periods ended September 30, 2004 and 2005, respectively. These adjustments are reflected in the above table. The pro forma financial information presented above is not necessarily indicative of either the results of operations that would have occurred had the acquisition taken place at the beginning of the period indicated or of future results of operations of the Company.

3. ACCOUNTS RECEIVABLE AND UNBILLED SERVICES

Accounts receivable and unbilled services consisted of the following:

(in thousands)	December 31, 2004	September 30, 2005
Billed	$183,765	$173,361
Unbilled	85,404	99,817
Provision for doubtful accounts	(4,102)	(3,994)

	$265,067	$269,184

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

4. PROPERTY AND EQUIPMENT

Property and equipment, stated at cost, consisted of the following:

(in thousands)	December 31, 2004	September 30, 2005
Land	$7,392	$9,628
Buildings and leasehold improvements	45,493	57,657
Construction in progress and software under development	21,649	20,615
Furniture and equipment	99,778	149,474
Computer equipment and software	86,367	110,393

	260,679	347,767
Less accumulated depreciation and amortization	(124,178)	(145,581)

	$136,501	$202,186

Capitalized costs for the new corporate headquarters facility included in construction in progress and software under development as of December 31, 2004 and September 30, 2005 were $0.1 million and $11.3 million, respectively.

In February 2005, the Company acquired a Dassault Falcon 900EX aircraft for $30.5 million. The Company uses the aircraft for corporate purposes. The Company financed the acquisition from available cash.

Property and equipment under capital leases, stated at cost, consisted of the following as of September 30, 2005:

(in thousands)
Leasehold improvements	$824
Computer equipment and software	656
Furniture and equipment	2,114

3,594
Less accumulated depreciation and amortization	(866)

$2,728

As of December 31, 2004, the Company did not have any property and equipment under capital lease. As of September 30, 2005, the Company had $2.5 million in net book value of property and equipment under capital lease from the acquisition of SurroMed’s biomarker business. The remaining $0.2 million in net book value of property and equipment under capital lease related to a lease for scientific equipment used at the Company’s Phase I clinic in Austin, Texas.

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

5. GOODWILL AND INTANGIBLE ASSETS

Changes in the carrying amount of goodwill for the twelve months ended December 31, 2004 and the nine months ended September 30, 2005, by operating segment, were as follows:

(in thousands)	Development	Discovery	Total
Balance as of January 1, 2004	$157,461	$20,615	$178,076
Changes in goodwill recorded during the period for prior year acquisitions (finalization of purchase price adjustments)	(699)	—	(699)
Translation adjustments	2,404	—	2,404

Balance as of December 31, 2004	159,166	20,615	179,781
Goodwill recorded during the period for current year acquisitions	—	33,001	33,001
Translation adjustments	(3,503)	—	(3,503)

Balance as of September 30, 2005	$155,663	$53,616	$209,279

Information regarding the Company’s other intangible assets is as follows:

	As of December 31, 2004			As of September 30, 2005
(in thousands)	Carrying Amount	Accumulated Amortization	Net	Carrying Amount	Accumulated Amortization	Net
Backlog and customer relationships	$2,733	$2,381	$352	$2,733	$2,493	$240
Patents	280	271	9	263	262	1
License and royalty agreements	5,000	1,466	3,534	5,000	2,192	2,808

Total	$8,013	$4,118	$3,895	$7,996	$4,947	$3,049

The Company amortizes all intangible assets on a straight-line basis, based on estimated useful lives of three to five years for backlog and customer relationships, five years for patents and three to ten years for license and royalty agreements. As of September 30, 2005, the approximate weighted average amortization period was 4.1 years for backlog and customer relationships, 5.0 years for patents, 6.4 years for license and royalty agreements, and 6.1 years for all intangibles collectively.

Amortization expense for the three months ended September 30, 2004 and 2005 was $0.2 million and $0.3 million, respectively. Amortization expense for the nine months ended September 30, 2004 and 2005 was $1.0 million and $0.8 million, respectively. As of September 30, 2005, estimated amortization expense for the next five years was as follows:

(in thousands)
2005 (remaining 3 months)	$275
2006	606
2007	362
2008	333
2009	300

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

6. SHORT-TERM INVESTMENTS AND INVESTMENTS

Short-term investments, all of which are available-for-sale securities, and investments consisted of the following:

(in thousands)	December 31, 2004	September 30, 2005
Short-term investments:
Preferred stock	$48,225	$—
State and municipal securities	51,850	—
Other debt securities	4,945	—

Total short-term investments	$105,020	$—

Investments:
Cost-basis investments:
SurroMed, Inc.	$29,007	$—
Syrrx, Inc.	25,000	—
Accentia Biopharmaceuticals, Inc.	4,771	14,678
Spotlight Health, Inc.	1,230	—
Oriel Therapeutics, Inc.	1,800	2,150
Bay City Capital LLC	—	1,293
Other equity investments	250	570

Total cost-basis investments	62,058	18,691
Marketable equity securities:
BioDelivery Sciences International, Inc.	2,850	1,587
Chemokine Therapeutics Corp.	1,750	2,280

Total marketable equity securities	4,600	3,867

Total investments	$66,658	$22,558

Short-term investments

At December 31, 2004, the Company’s short-term investments consisted of Auction Rate Securities, or ARS. ARS generally have stated maturities of 20 to 30 years. However, these securities have economic characteristics of short-term investments due to a rate-setting mechanism and the ability to liquidate them through a Dutch auction process that occurs on pre-determined intervals of less than 90 days. As such, these investments are classified as short-term investments. The Company’s short-term investments were classified as available-for-sale securities due to management’s intent regarding these securities. As of December 31, 2004, there were no unrealized gains or losses associated with these investments and the fair market value equaled the adjusted cost. The Company disposed of all short-term investments in the first quarter of 2005.

The gross realized gains (losses) on available-for-sale securities were $87,000 and $0 in the three months ended September 30, 2004 and 2005, respectively, and $182,000 and $(17,000) for the nine months ended September 30, 2004 and 2005, respectively, determined on a specific identification basis.

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

6. SHORT-TERM INVESTMENTS AND INVESTMENTS (continued)

Investments

The Company’s equity investments are classified as long-term assets due to management’s intent to hold these securities for more than twelve months.

The Company has equity investments in publicly traded entities. Investments in publicly traded entities are classified as available-for-sale securities and are measured at market value. The Company records net unrealized gains or losses associated with investments in publicly traded entities as a component of shareholders’ equity until they are realized or an other-than-temporary decline has occurred. The market value of the Company’s equity investments in publicly traded entities is based on the closing price as quoted by the applicable stock exchange or market on the last day of the reporting period. As of both December 31, 2004 and September 30, 2005, gross unrealized gains were $1.6 million, and gross unrealized losses as of December 31, 2004 and September 30, 2005 were $0 and $0.7 million, respectively. The unrealized loss as of September 30, 2005 relates to the Company’s investment in the common stock of BioDelivery Sciences International, Inc., or BDSI, a specialty biopharmaceutical company that engages in the development and commercialization of drug delivery technologies of proven therapeutics, nutraceuticals and micronutrients. As of September 30, 2005, the fair value of the Company’s investment in BDSI was $1.6 million, net of unrealized losses of $0.7 million. These securities have been in a loss position for less than 12 months. The Company evaluated the near-term prospects of the issuer in relation to the severity and duration of the decline in value. The Company believes that the continued progression of BDSI products is a positive indicator of BDSI’s business. Additionally, on October 5, 2005, BDSI announced that it had closed a public offering of 4.4 million shares of common stock resulting in gross proceeds of $8.8 million. Based on these factors, and the Company’s ability and intent to hold these investments for a reasonable period of time sufficient for a forecasted recovery of fair value, the Company does not consider these investments to be other-than-temporarily impaired at September 30, 2005.

The Company also has investments in privately held entities in the form of equity and convertible debt instruments that are not publicly traded and for which fair values are not readily determinable. The Company records all of its investments in private entities under the cost method of accounting. The Company assesses the net realizable value of these entities on a quarterly basis to determine if there has been a change in the fair value of these entities, and if so, if the change is other than temporary. This quarterly review includes an evaluation of, among other things, the market condition of the overall industry, historical and projected financial performance, expected cash needs and recent funding events. The impairment analysis requires significant judgment to identify events or circumstances that would likely have a significant effect on the fair value of the investment.

In January 2004, the Company purchased 5.0 million shares of Accentia Biopharmaceuticals, Inc. Series E convertible preferred stock for $5.0 million. At that time, the Company also received a Class A and Class B warrant, each to purchase up to an additional 5.0 million shares of Series E convertible preferred stock for $1.00 per share. The Company received dividends on its Series E convertible preferred stock in excess of Accentia’s earnings in the first nine months of 2005 and for the full year of 2004 and thus recorded these as a return of the investment in Accentia. The Company exercised the Class A warrant in January 2005 and the Class B warrant in August 2005. The Company owned approximately 17.5% of the outstanding capital stock of Accentia as of September 30, 2005. Accentia is a privately held, specialty biopharmaceutical company that focuses on commercializing targeted therapeutics in the respiratory, oncology and critical care areas. In February 2005, Accentia filed a registration statement with the SEC for its proposed initial public offering of common stock. On October 28, 2005, Accentia completed its initial public offering of 2.4 million shares of common stock for $8.00 per share. Upon completion of the initial public offering, the Company’s 15 million shares of Series E convertible preferred stock were converted to 4,270,323 shares of common stock. The Company may sell its Accentia shares beginning 180 days from the date of the initial public offering.

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

6. SHORT-TERM INVESTMENTS AND INVESTMENTS (continued)

In April 2000, the Company purchased 1.0 million shares of Spotlight Health Series C convertible preferred stock for $5.0 million. The Company recorded a charge to earnings for other than temporary decline in the fair value of its investment in Spotlight Health of $3.9 million in 2003. In July 2003, the Company entered into an agreement with Spotlight Health and Bank of America, N.A. to guarantee a $2.0 million revolving line of credit provided to Spotlight Health by Bank of America. This new line of credit was used to refinance existing Spotlight Health debt that was also guaranteed by the Company. In June 2005, the Company purchased 970,873 shares of Spotlight Health’s Series D convertible preferred stock for a purchase price of $1.03 per share. In connection with that transaction, the parties amended the loan agreement with Bank of America. Spotlight Health also granted Bank of America a first lien security interest on its assets to secure its obligations under the loan agreement. As a result of several unexpected project delays and cancellations by its customers, Spotlight Health notified the Company in August 2005 that it was unable to continue as a going-concern and is in the liquidation process. During the third quarter of 2005, the Company recorded a charge to earnings in the amount of $3.8 million relating to its investment in Spotlight Health. This amount includes the Company’s investment of $2.2 million and a liability in the amount of $1.6 million based on the outstanding balance as of September 30, 2005 of Spotlight Health’s revolving line of credit that is guaranteed by the Company.

In December 2002, the Company purchased 150,000 shares of Oriel Therapeutics, Inc. Series A convertible preferred stock for $150,000. The Company also received, as part of the purchase, a warrant to purchase an equal number of shares of stock offered by Oriel Therapeutics in its next round of financing at a discount. In April 2003, the Company exercised the warrant for 150,000 shares of Oriel Therapeutics Series B convertible preferred stock for $200,000. At the same time, the Company also purchased an additional 255,000 shares of Oriel’s Series B for $500,000. In March 2004, the Company loaned Oriel $900,000 in the form of secured debt convertible into Oriel Therapeutics’ Series B preferred stock at $2.00 per share. The loan is secured by a first lien on Oriel’s assets. In June 2005, the Company loaned Oriel an additional $350,000 and received a warrant to purchase shares offered by Oriel Therapeutics in a future equity financing transaction. The Company owned approximately 13.5% of Oriel Therapeutics’ outstanding common stock as of September 30, 2005. Oriel is a privately held company pursuing the development of technology to improve drug delivery in the treatment of respiratory and pulmonary diseases.

In November 2003, the Company became a limited partner in A. M. Pappas Life Science Ventures III, LP, a venture capital fund. The Pappas Fund was established for the purpose of making investments in equity securities of privately held companies in the life sciences, healthcare and technology industries. The Company has committed to invest up to an aggregate of approximately $2.5 million in the Pappas Fund. No capital call can exceed 10% of the Company’s aggregate capital commitment. As such, the Company anticipates that its aggregate investment will be made through a series of future capital calls over the next several years. Capital calls through September 30, 2005 were $320,000. The Company’s capital commitment will expire in May 2009.

In March 2005, Takeda Pharmaceutical Company Limited completed its acquisition of Syrrx, Inc. The Company owned $25.0 million in preferred stock of Syrrx. Takeda paid the Company $25.0 million in April 2005 for this preferred stock. Syrrx is now known as Takeda San Diego, Inc.

In September 2005, the Company became a limited partner in Bay City Capital Fund IV, a venture capital fund. The Bay City Fund IV was established in July 2004 for the purpose of investing in the life sciences companies. The Company has committed to invest up to a maximum of $10.0 million in the Bay City Fund IV. The Company accrued an initial investment of $1.3 million as of September 30, 2005. No capital call can exceed 20% of the Company’s aggregate capital commitment. Thus, the Company anticipates its remaining investment will be made through a series of future capital calls over the next several years. The Company’s capital commitment will expire in June 2009.

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

7. COMPREHENSIVE INCOME

Comprehensive income consisted of the following:

(in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2005	2004	2005
Net income, as reported	$24,990	$38,381	$73,068	$97,654
Other comprehensive income (loss)
Cumulative translation adjustment	1,266	(545)	(55)	(8,759)
Change in fair value of hedging transaction, net of taxes of ($494), $244, ($447) and $778, respectively	1,096	(567)	1,030	(1,785)
Reclassification adjustment for hedging results included in direct costs, net of taxes of $221, ($247), $558 and ($208), respectively	(515)	574	(1,300)	485
Unrealized (loss) gain on investments, net of taxes of $0	(428)	71	41	(733)

Total other comprehensive income (loss)	1,419	(467)	(284)	(10,792)

Comprehensive income	$26,409	$37,914	$72,784	$86,862

Accumulated other comprehensive income consisted of the following:

(in thousands)	December 31, 2004	September 30, 2005
Translation adjustment	$14,903	$6,144
Minimum pension liability, net of tax	(5,753)	(5,753)
Fair value on hedging transaction, net of tax	413	(887)
Unrealized gain on investment, net	1,616	883

	$11,179	$387

8. ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

In January 2004, the Company began entering into foreign exchange forward and option contracts that are designated and qualify as cash flow hedges under SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities”. Changes in the fair value of the effective portion of the outstanding forward and option contracts are recognized in accumulated other comprehensive income, or OCI. These amounts are reclassified from OCI and recognized in earnings when either the forecasted transaction occurs or it becomes probable that the forecasted transaction will not occur.

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

The Company has significant international revenues and purchase transactions, and related receivables and payables, denominated in non-functional currencies in the Company’s foreign subsidiaries. As a result, the Company purchased currency option and forward contracts as cash flow hedges to reduce or eliminate foreign currency

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

8. ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES (continued)

exposures that can be identified and quantified. Pursuant to its foreign exchange risk hedging policy, the Company may hedge anticipated and recorded transactions, and the related receivables and payables denominated in non-functional currencies, using forward foreign exchange rate contracts and foreign currency options. The Company’s policy is to only use foreign currency derivatives to minimize the variability in the Company’s operating results arising from foreign currency exchange rate movements. The Company does not enter into derivative financial instruments for speculative or trading purposes. Hedging contracts are measured at fair value using dealer quotes and mature within twelve months from their inception.

The Company’s hedging contracts are primarily intended to protect against the impact of changes in the value of the U.S. dollar against other currencies and its impact on operating results. Accordingly, for forecasted transactions, non-U.S. dollar functional subsidiaries incurring expenses in foreign currencies hedge U.S. dollar revenue contracts. OCI associated with hedges of foreign currency revenue is reclassified into direct costs upon recognition of the forecasted transaction in the statement of operations. All values reported in OCI at September 30, 2005 will be reclassified to earnings within twelve months. At September 30, 2005, the face amount of the foreign exchange contracts designated as cash flow hedges was $28.5 million.

The Company also enters into foreign currency forward contracts to hedge against changes in the fair value of monetary assets and liabilities denominated in a non-functional currency. These derivative instruments are not designated as hedging instruments; therefore, changes in the fair value of these contracts are recognized immediately in other income, net, as an offset to the changes in the fair value of the monetary assets or liabilities being hedged. At September 30, 2005, the face amount of these contracts was $11.5 million.

At September 30, 2005, the fair value of the Company’s foreign currency derivative portfolio was a $3,000 gain recorded as a component of prepaid expenses and other current assets, and a $1.3 million loss recorded as a component of other accrued expenses.

9. INCOME TAXES

The effective tax rate for the three months and nine months ended September 30, 2005 was 35.8% and 32.8%, respectively. The effective tax rate for the first nine months of 2005 was positively impacted by a $6.3 million reduction in the valuation allowance provided for the deferred tax asset relating to capital loss carryforwards. This reduction was a result of the utilization of capital loss carryforwards that previously had a valuation allowance recorded against them, as well as the recognition of capital gains for the SurroMed transaction, a $10.0 million dapoxetine new drug application milestone payment from ALZA Corporation in March 2005 and a $15.0 million up-front payment that Takeda San Diego, Inc. paid the Company under the agreement entered into in July 2005 with respect to the dipeptidyl peptidase IV, or DPP4 program. This reduction in the valuation allowance decreased the effective tax rate by 4.4%.

The Company records current and deferred income tax expense related to its foreign operations to the extent those earnings are taxable in a foreign jurisdiction. The American Jobs Creation Act of 2004 introduced a special one-time dividends received deduction on the repatriation of foreign earnings to a U.S. taxpayer. Prior to 2005, the Company had not previously recorded a U.S. tax liability on these earnings because it intended to permanently reinvest them in its foreign operations. The Company has been evaluating the impact of this law on its permanent reinvestment position and recorded tax expense of $1.2 million in the third quarter of 2005 relating to an additional expected repatriation of $30.8 million. For the nine months ended September 30, 2005, the Company recorded tax expense of $1.9 million relating to the total projected repatriation of $53.0 million in foreign earnings. The Company continues to analyze the effect of the new Act on the remaining $23.4 million of undistributed foreign earnings and expects to complete this analysis by the end of the year. The income tax effect of repatriating the remaining undistributed earnings is not estimable at this time.

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

Pension costs for the U.K. Plan included the following components:

(in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2005	2004	2005
Service cost	$305	$287	$925	$890
Interest cost	429	496	1,300	1,537
Expected return on plan assets	(359)	(414)	(1,088)	(1,283)
Amortization of transition asset amount	(3)	(2)	(11)	(5)
Amortization of net loss	154	146	467	453

Net periodic pension cost	$526	$513	$1,593	$1,592

For the nine months ended September 30, 2005, the Company made contributions of $1.3 million, and it anticipates contributing an additional $0.4 million to fund this plan during the remainder of 2005.

11. COMMITMENTS AND CONTINGENCIES

The Company currently maintains insurance for risks associated with the operation of its business, provision of professional services, and ownership of property. These policies provide coverage for a variety of potential losses, including loss or damage to property, bodily injury, general commercial liability, professional errors and omissions, and medical malpractice. The Company’s retentions and deductibles associated with these insurance policies range from $0.25 million to $1.0 million.

The Company is self-insured for health insurance for employees located within the United States. The Company maintains stop-loss insurance on a “claims made” basis for expenses in excess of $0.25 million per member per year. As of December 31, 2004 and September 30, 2005, the Company maintained a reserve of approximately $3.6 million and $4.6 million, respectively, included in other accrued expenses on the consolidated condensed balance sheets, to cover open claims and estimated claims incurred but not reported.

In April 2000, the Company made an investment in Spotlight Health, Inc. The Company subsequently entered into an agreement to guarantee a $2.0 million revolving line of credit provided to Spotlight Health by Bank of America. During the third quarter of 2005, the Company determined that its investment in Spotlight Health was impaired. As a result, the Company recorded a charge to earnings in the amount of $3.8 million consisting of an impairment to its equity investment in Spotlight Health and a liability in the amount of $1.6 million based on the outstanding balance of Spotlight Health’s revolving line of credit as of September 30, 2005 that is guaranteed by the Company. For further details, see Note 6.

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

11. COMMITMENTS AND CONTINGENCIES (continued)

In September 2005, the Company became a limited partner in Bay City Capital Fund IV, a venture capital fund. The Company has committed to invest up to a maximum of $10.0 million in the Bay City Fund IV. For further details, see Note 6.

In August 2005, the Company amended its September 2004 royalty stream purchase agreement with Accentia. Under the terms of the amended agreement, the Company agreed to provide specified clinical development services to Accentia in connection with two pivotal Phase III trials for SinuNase® for the treatment of chronic rhinosinusitis. In exchange for providing these services, Accentia agreed to pay the Company a royalty equal to 14% of the net sales of specified SinuNase products if approved for sale by the FDA.

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

In November 2003, the Company entered into an agreement with Syrrx, Inc. to jointly develop and commercialize human dipeptidyl peptidase IV, or DPP4, inhibitors for the treatment of type 2 diabetes and other major human diseases. The Company expensed a milestone payment of $2.5 million relating to the commencement of the Phase II studies in the second quarter of 2005. In March 2005, Takeda Pharmaceutical Company Limited acquired 100% of the equity of Syrrx, which is now known as Takeda San Diego, Inc. In July 2005, Takeda San Diego acquired the development and commercialization rights to all DPP4 inhibitors previously granted to the Company under the collaboration agreement between PPD and Syrrx. Under the new agreement, Takeda San Diego paid the Company a $15.0 million up-front payment in the third quarter of 2005. The Company will also be entitled to receive potential milestone payments and royalties associated with the future development and commercialization of specified DPP4 inhibitors and will be the sole provider of clinical and bioanalytical services to Takeda San Diego for Phase II and Phase III trials of DPP4 inhibitors conducted in the U.S. and Europe. As a result of this agreement, the Company will have no further material expense associated with the development and commercialization of a DPP4 inhibitor.

In April 2003, the Company made an equity investment in Chemokine Therapeutics Corp. In connection with this investment, Chemokine granted the Company an exclusive option to license a proprietary peptide for a one-time license fee of $1.5 million. The Company is waiting for the results of certain Phase I studies to determine if it will exercise its option. If the Company chooses to exercise this option, it will be obligated to pay the license fee plus the costs for future development work on the peptide. Chemokine also granted the Company the right to first negotiate a license to other peptides.

In November 2003, the Company became a limited partner in A. M. Pappas Life Science Ventures III, LP, a venture capital fund. The Company has committed to invest up to an aggregate of approximately $2.5 million in the Pappas Fund. For further details, see Note 6.

In the fourth quarter of 2003, the Company acquired from Eli Lilly & Company the patents for the compound dapoxetine for development in the field of genitourinary disorders. This compound is currently licensed to ALZA Corporation, a subsidiary of Johnson & Johnson, which is developing it for premature ejaculation. Under the terms of the agreement with Lilly, the Company paid Lilly $65.0 million in cash and agreed to pay Lilly a royalty of 5% on annual net sales of dapoxetine in excess of $800 million. ALZA submitted a new drug application for dapoxetine to the FDA in December 2004. On October 26, 2005, ALZA received a not approvable letter from the FDA on its new drug application. Under the Company’s license agreement with ALZA, the Company is entitled to receive future payments if regulatory milestones are achieved and royalty payments if dapoxetine is approved for

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

11. COMMITMENTS AND CONTINGENCIES (continued)

sale. In its press release issued on October 26, 2005, ALZA stated that it plans to address the questions raised in the FDA letter and continue the global development program. The Company does not know if or when ALZA will obtain regulatory approval for dapoxetine in the United States or any other country.

In March 2005, the Company signed a new lease for additional space in Austin, Texas for its Phase II-IV operations. The facility is adjacent to the Company’s new Phase I clinic. To induce the Company to enter into the lease for additional space, the landlord placed $5.5 million in an escrow account to be distributed to the Company to cover the monthly rental on the old facility until the old facility is subleased. If the facility is subleased, the Company will receive an immediate distribution totaling the amount of the sublease income to be received under the sublease and the escrow account will receive the future sublease rental income and remit the future rental payments due under the original facility lease to the landlord. The Company will continue to be responsible for its obligations under the original lease and, therefore, subject to the risk of default by a subtenant. The Company will also be responsible to fund the escrow account to the extent the rent payments under the original lease exceed the rent payments under a sublease. The Company accounts for the $5.5 million to be received from the escrow account as a lease incentive which will be recognized in income over the ten-year term of the new lease. As of September 30, 2005, the escrow account balance was $5.5 million, $0.4 million of which was included as a component of prepaid expenses and other current assets, and $5.1 million of which was included as a component of other assets.

As of September 30, 2005, the Company had liabilities of $5.8 million in connection with tax positions taken in the Company’s tax returns that include interpretations of applicable income tax laws and regulations. These amounts are based on management’s expectation regarding the ultimate tax treatment and outcome of these matters. The Company believes it is unlikely that the resolution of these matters will have a material adverse effect on the Company’s financial position or results of operations.

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

The Company is subject to review by taxing authorities in the U.S. and in foreign countries in which the Company does business. In October 2005, the Company was informed of an audit by the Brazilian authorities. Although the ultimate outcome of these matters is currently not determinable, management of the Company does not believe that the resolution of these matters will have a material effect upon the Company’s financial condition, results of operations or cash flows for an interim or annual period.

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

12. BUSINESS SEGMENT DATA

Revenue by principal business segment is separately stated in the consolidated condensed financial statements. Income (loss) from operations and identifiable assets by principal business segment were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2004	2005	2004	2005
Income (loss) from operations:
Development	$41,650	$47,544	$115,094	$134,810
Discovery sciences	(3,597)	13,233	(6,313)	7,393

Total	$38,053	$60,777	$108,781	$142,203

	December 31, 2004	September 30, 2005
Identifiable assets:
Development	$879,123	$1,028,499
Discovery sciences	96,078	91,458

Total	$975,201	$1,119,957

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

13. SUBSEQUENT EVENTS

On October 3, 2005, the Company’s Board of Directors approved an annual dividend policy under which it intends to pay an aggregate annual cash dividend of $0.20 on each outstanding share of common stock. The annual dividend will be payable quarterly at a rate of $0.05 per share. Shareholders of record as of October 17, 2005 will receive the first quarterly cash dividend payment on November 8, 2005. This dividend will result in a payment of approximately $2.9 million. Additionally, the Company declared a special one-time cash dividend for its shareholders in the amount of $1.00 on each outstanding share of common stock payable on November 11, 2005 to shareholders of record as of October 17, 2005. This one-time dividend payment will amount to approximately $57.8 million. The Company will fund these dividends from its existing cash and cash equivalents. The annual cash dividend policy and the payment of future cash dividends are not guaranteed and are subject to the discretion of and continuing determination by the Company’s Board of Directors that the policy remains in the best interests of its shareholders and in compliance with applicable laws.

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

Company Overview

We are a leading global contract research organization providing discovery and development services, market development expertise and compound partnering programs. Our clients and partners include pharmaceutical, biotechnology, medical device, academic and government organizations. Our corporate mission is to help clients and partners maximize returns on their research and development investments and accelerate the delivery of safe and effective therapeutics to patients.

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

With offices in 28 countries and more than 7,800 professionals worldwide, we have provided services to 45 of the top 50 pharmaceutical companies in the world as ranked by 2004 healthcare research and development spending. We also work with leading biotechnology and medical device companies and government organizations that sponsor clinical research. We believe that we are one of the world’s largest providers of drug development services to pharmaceutical, biotechnology and medical device companies and government organizations based on 2004 annual net revenues generated from contract research organizations.

Building on our outsourcing relationship with pharmaceutical and biotechnology clients, we established our discovery services business in 1997. This business primarily focuses on preclinical evaluations of anticancer and diabetes therapies and compound partnering arrangements associated with the development and commercialization of potential drug products. We have developed a risk-sharing research and development model to help pharmaceutical and biotechnology clients develop compounds. Through collaborative arrangements based on this model, we assist our clients by sharing the risks and potential rewards of the development and commercialization of drugs with respect to compounds at various stages of development. In February 2005, we completed the acquisition of a biomarker business. This acquisition expanded our discovery sciences business by adding biomarker discovery and patient sample analysis capability to the services offered by us.

We believe that our integrated drug discovery and development services offer our clients a way to identify and develop successful drugs more quickly and cost-effectively. We also use our proprietary informatics technology to support our development services. In addition, because we are positioned globally, we are able to accommodate the multinational drug discovery and development needs of our customers. As a result of having these core areas of expertise in discovery and development, we can provide integrated services across the drug development spectrum. For more detailed information on PPD, see our Annual Report on Form 10-K for the year ended December 31, 2004.

Executive Overview

Because our revenues are dependent on a relatively small number of industries and clients, we closely monitor the market for our drug discovery and development services. For a discussion of the trends affecting our market, see “Item 1. Business—Trends Affecting the Drug Discovery and Development Industry” in our Annual Report on Form 10-K for the year ended December 31, 2004.

While we cannot predict the demand for CRO services for the remainder of 2005, we believe the overall historical market drivers for our industry remain intact. To continue to grow authorizations for the remainder of 2005 and in 2006, we will continue to focus on delivering timely, high quality services to our clients and on our business development efforts, including increasing the percentage of successful proposals and the transition of the Senior Vice President of Global Business Development position to recently hired Bill Richardson from Frank Casieri, who will continue in a part-time role to assist with this transition. We currently conduct a significant amount of government-sponsored research and in July 2005 we were awarded a five-year contract to provide comprehensive research management and support to the National Institute of Allergy and Infectious Disease (“NIAID”) Division of AIDS. NIAID is a component of the National Institutes of Health, an agency of the U.S. Department of Health and Human Services. The aggregate value of this contract is $245 million, of which approximately $43 million is expected to be for subcontractor costs, $25 million for travel costs and other reimbursed out-of-pockets and the remaining $177 million for direct costs that have been added to our backlog. We plan to continue our efforts to win new projects in this market.

We also believe there are specific opportunities for continued growth in other areas of our business. Our Latin American and European Phase II through IV units had strong operating and financial performance in the first nine months of 2005 and we believe there are opportunities for further expansion in these regions. We are also expanding facilities in South Africa, Israel, Germany, Argentina, Taiwan and Singapore, with growth planned in Brazil, Chile, Korea and Thailand. We continue to experience solid demand for our Phase I services. Our Phase I clinic in Austin, Texas that we recently expanded to 300 beds to enhance our ability to service large, complex studies is now fully operational. Similarly, in the first nine months of 2005, the demand for our bioanalytical and GMP services continued to increase and we are planning expansions and new services for our GMP laboratory facilities over the next two years. We have continued to invest in scientific equipment in our bioanalytical laboratory and now have 63 liquid chromatography/mass spectrometry, or LCMS, systems in this laboratory to process fluid samples for preclinical studies. Finally, we also believe the demand for our post-marketing development services should continue to grow.

We review various metrics, including period-to-period growth in backlog, new authorizations, cancellation rates, revenue, margins and earnings, to evaluate our financial performance. In the third quarter of 2005, we had new authorizations of $645.3 million, an increase of 107.9% over the third quarter of 2004. The cancellation rate for the third quarter of 2005 was 12% compared to 22% in the full year of 2004. On a net basis, authorizations were up 143.1% in the third quarter of 2005 compared to the same period in 2004. Backlog grew to $1.7 billion as of September 30, 2005, up 41% over September 30, 2004. Backlog by client type as of September 30, 2005 was 49% pharmaceutical, 33% biotech and 18% government/other. Backlog by client type as of December 31, 2004 was 58% pharmaceutical, 28% biotech and 14% government/other. This change in the composition of our backlog primarily reflects an increase in new authorizations from both large and small biotech clients and our new contract with NIAID. Net revenue by client type for the quarter ended September 30, 2005 was 64% pharmaceutical, 28% biotech and 8% government/other. Top therapeutic areas by net revenue for the quarter ended September 30, 2005 were anti-infective/anti-viral, oncology, central nervous system, endocrine/metabolic and circulatory/cardiovascular. For a detailed discussion of our revenue, margins, earnings and other financial results for the quarter ended September 30, 2005, see “Results of Operations – Three Months Ended September 30, 2005 versus Three Months Ended September 30, 2004” below.

Capital expenditures for the three months ended September 30, 2005 totaled approximately $16.6 million. These capital expenditures included $6.7 million related to land and building costs for our new corporate headquarters in Wilmington, North Carolina, $5.0 million for software and computer hardware and $2.6 million for additional scientific equipment for our Phase I and laboratory units. In addition to investing in our growing business, we continue to implement a number of initiatives to improve the efficiency of our operations.

As of September 30, 2005, we had $335.7 million of cash and cash equivalents and continue to generate cash from operations. Due to our cash position and free cash flow, our Board of Directors recently declared both a one-time, special dividend and a policy to pay an annual cash dividend. The annual cash dividend policy and the payment of future cash dividends are not guaranteed and are subject to the discretion of and continuing determination by our Board of Directors that the policy remains in the best interests of our shareholders and in compliance with applicable laws.

In February 2005, we acquired substantially all of the assets of SurroMed, Inc.’s biomarker business. This acquisition expanded our discovery business by adding biomarker discovery and patient sample analysis to the discovery services offered by us. Our preclinical oncology facility had a solid performance in the third quarter of 2005 and is now offering models to support diabetes drug development. Our Discovery Sciences segment also includes our compound collaboration arrangements. These collaborations allow us to leverage our resources and global drug development expertise to create new opportunities for growth and to share the risks and potential rewards of drug development with our clients. For a background discussion of our compound partnering arrangements, see “Item 1. Business – Our Services – Our Discovery Sciences Group – Compound Partnering Programs” in our Annual Report on Form 10-K for the year ended December 31, 2004.

In the first nine months of 2005, we made significant progress on the dipeptidyl peptidase, or DPP4, collaboration with Takeda San Diego, Inc. (formerly Syrrx, Inc.). In March 2005, we completed the Phase Ib study in patients for the first DPP4 inhibitor in March 2005 and initiated the Phase II program for that inhibitor in April. We also commenced the Phase I first in man study for the second DPP4 inhibitor in April 2005. In July 2005, we entered into an agreement under which Takeda San Diego acquired the development and commercialization rights to all DPP4 inhibitors previously granted to us under the collaboration agreement between PPD and Syrrx. Under the new agreement, Takeda San Diego paid us a $15.0 million up-front payment in the third quarter of 2005. In October 2005, we amended the agreement with Takeda to, among other things, delay the trigger for the payment of the $15.0 million Phase III development milestone from dosing of the first patient to dosing of the twentieth patient. We will also be entitled to receive other potential milestone payments of up to an aggregate of $70.5 million, sales-based milestones of up to an aggregate of $33.0 million and royalties associated with the future development and commercialization of specified DPP4 inhibitors if regulatory approval is obtained. We will also be the sole provider of clinical and bioanalytical services to Takeda San Diego for Phase II and Phase III trials of DPP4 inhibitors conducted in the U.S. and Europe. Furthermore, we will not have any responsibility for future expenses associated with the development and commercialization of a DPP4 inhibitor. As a result, we do not expect to incur significant R&D expense in the Discovery Sciences segment during the remainder of 2005. We do not know if or when Takeda will obtain regulatory approval for DPP4 in the United States or any other country. As a result, we do not know if we will ever receive any DPP4 milestone payments or royalties contingent upon regulatory approval. For additional information on the agreement with Takeda San Diego and subsequent amendment to the agreement, see our Current Reports on Form 8-K filed on July 18, 2005 and October 10, 2005.

We also recently modified our royalty stream agreement with Accentia. Under the revised agreement, we agreed to provide specified clinical development services with respect to Phase III trials for SinuNase® in exchange for a 14% royalty on net sales of specified SinuNase products. SinuNase is a nasal-delivered self-administered amphotericin B suspension for the treatment of chronic rhinosinusitis.

With regard to our collaboration with ALZA Corporation on dapoxetine, an investigational compound for the treatment of premature ejaculation, in February 2005 the FDA accepted ALZA’s new drug application and we received the $10.0 million payment for this milestone in March 2005. However, as announced on October 26, 2005, ALZA received a not approvable letter from the FDA on the new drug application. Under our license agreement with ALZA, we are entitled to receive future payments if regulatory milestones are achieved and royalty payments if dapoxetine is approved for sale. In its press release issued on October 26, 2005, ALZA stated that it plans to address the questions raised in the FDA letter and continue the global development program. We do not know if or when ALZA will obtain regulatory approval for dapoxetine in the United States or any other country. As a result, we do not know if we will ever receive any future dapoxetine milestone payments or royalties.

In the first quarter of 2005, we terminated the implitapide program for various reasons and are winding down our collaboration with Bayer A.G. With regard to our collaboration with Chemokine Therapeutics Corp. on its proprietary peptide for possible use as a blood recovery agent, we are waiting on the results of certain Phase I studies before deciding whether to exercise our option to license this peptide.

In addition to our existing collaborations, we continue to evaluate opportunities for new collaborations and investments that we believe will help us achieve our mid- to long-term growth objectives.

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

Investments

In January 2004, we purchased 5.0 million shares of Accentia Biopharmaceuticals, Inc. Series E convertible preferred stock for $5.0 million. At that time, we also received a Class A and Class B warrant, each to purchase up to an additional 5.0 million shares of Series E convertible preferred stock for $1.00 per share. We exercised the Class A warrant in January 2005 and the Class B warrant in August 2005. On October 28, 2005, Accentia completed its initial public offering of 2.4 million shares of common stock for $8.00 per share. Upon completion of the initial public offering, our 15 million shares of Series E convertible preferred stock were converted to 4,270,323 shares of common stock. We may sell our Accentia shares beginning 180 days after the date of the initial public offering.

In March 2005, Takeda Pharmaceutical Company Limited completed its acquisition of Syrrx, Inc. We owned $25.0 million in preferred stock of Syrrx. Takeda paid us $25.0 million in April 2005 for our preferred stock in Syrrx.

In September 2005, we became a limited partner in Bay City Capital Fund IV, a venture capital fund. The Bay City Fund IV was established for the purpose of investing in life sciences companies. We have committed to invest up to a maximum of $10.0 million in the Bay City Fund IV. We accrued an initial investment in the amount of $1.3 million as of September 30, 2005 and anticipate our remaining investment will be made through a series of future capital calls over the next several years.

In April 2000, we purchased 1.0 million shares of Spotlight Health Series C convertible preferred stock for $5.0 million. In June 2005, we purchased 970,873 shares of Spotlight Health’s Series D convertible preferred stock at $1.03 per share. As a result of several unexpected project delays and cancellations by its customers, Spotlight Health notified us in August 2005 that it was unable to continue as a going-concern and is in the liquidation process. During the third quarter of 2005, we recorded a $3.8 million loss relating to our investment in Spotlight Health.

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

At the same time, we also purchased an additional 255,000 shares of Oriel’s Series B for $500,000. In March 2004, we loaned Oriel $900,000 in the form of secured debt that is convertible into Oriel Therapeutics’ Series B preferred stock at $2.00 per share. The loan is secured by a first lien on Oriel’s assets. In June 2005, we loaned Oriel an additional $350,000 and received a warrant to purchase shares offered by Oriel Therapeutics in a future equity financing transaction.

For further details regarding investments, see Note 6 to the Notes to Consolidated Condensed Financial Statements.

New Business Authorizations and Backlog

New business authorizations, which are sales of our services, are added to backlog when we enter into a contract or letter of intent or receive a verbal commitment. Authorizations can vary significantly from quarter to quarter and contracts generally have terms ranging from several months to several years. We recognize revenue on these authorizations as services are performed. Our new authorizations for the three months ended September 30, 2004 and 2005 were $310.4 million and $645.3 million, respectively.

Our backlog consists of new business authorizations for which the work has not started but is anticipated to begin in the near future and contracts in process that have not been completed. As of September 30, 2005, the remaining duration of the contracts in our backlog ranged from one month to 168 months, with an average duration of 32.2 months. Amounts included in backlog represent potential future revenue and exclude revenue that we have previously recognized. Once work begins on a project included in backlog, net revenue is recognized over the life of the contract. However, there can be no assurance that our backlog will ever be recognized as revenue. Our backlog as of September 30, 2004 and 2005 was $1.23 billion and $1.73 billion, respectively.

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

In connection with the management of multi-site clinical trials, we pay, on behalf of our customers, fees to investigators and test subjects as well as other out-of-pocket costs for items such as travel, printing, meetings and couriers. Our clients reimburse us for these costs. As required by Emerging Issues Task Force 01-14, “Income Statement Characterization of Reimbursements Received for ‘Out-of-Pocket’ Expenses Incurred”, amounts paid by us as a principal for out-of-pocket costs are included in direct costs as reimbursable out-of-pocket expenses and the reimbursements we receive as a principal are reported as reimbursed out-of-pocket revenue. In our statements of operations, we combine amounts paid by us as an agent for out-of-pocket costs with the corresponding reimbursements, or revenue, we receive as an agent. During the three months ended September 30, 2004 and 2005, fees paid to investigators and other expenses we paid as an agent and the associated reimbursements were approximately $42.7 million and $65.1 million, respectively.

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

Direct costs consist of amounts necessary to carry out the revenue and earnings process, and include direct labor and related benefit charges, other costs directly related to contracts, an allocation of facility and information technology costs, and reimbursable out-of-pocket expenses. Direct costs, as a percentage of net revenue, tend to and are expected to fluctuate from one period to another as a result of changes in labor utilization and the mix of service offerings involved in the hundreds of studies being conducted during any period of time.

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

Three Months Ended September 30, 2005 Versus Three Months Ended September 30, 2004

The following table sets forth amounts from our consolidated condensed financial statements along with the dollar and percentage change for the three months ended September 30, 2005 compared to the three months ended September 30, 2004.

	Three Months Ended September 30, (unaudited)
(in thousands, except per share data)	2005	2004	$ Inc (Dec)	% Inc (Dec)
Net revenue:
Development	$235,148	$193,233	$41,915	21.7%
Discovery sciences	19,458	2,289	17,169	750.1
Reimbursed out-of-pockets	18,674	20,302	(1,628)	(8.0)

Total net revenue	273,280	215,824	57,456	26.6

Direct costs:
Development	117,414	95,038	22,376	23.5
Discovery sciences	2,064	1,367	697	51.0
Reimbursable out-of-pocket expenses	18,674	20,302	(1,628)	(8.0)

Total direct costs	138,152	116,707	21,445	18.4

Research and development expenses	1,967	4,138	(2,171)	(52.5)
Selling, general and administrative expenses	61,970	49,303	12,667	25.7
Depreciation	10,135	7,392	2,743	37.1
Amortization	279	231	48	20.8

Income from operations	60,777	38,053	22,724	59.7

Impairment of investment	(3,797)	—	(3,797)
Interest and other income, net	2,803	994	1,809	182.0

Income before taxes	59,783	39,047	20,736	53.1
Provision for income taxes	21,402	14,057	7,345	52.3

Net income	$38,381	$24,990	$13,391	53.6

Net income per diluted share	$0.66	$0.44	$0.22	50.0

Total net revenue increased $57.5 million to $273.3 million in the third quarter of 2005. The increase in total net revenue resulted from an increase in both Development and Discovery Sciences revenue. The Development Group’s operations generated net revenue of $235.1 million, which accounted for 86.0% of total net revenue for the third quarter of 2005. The 21.7% increase in the Development Group’s net revenue was primarily attributable to an increase in the level of global CRO Phase II through IV services we provided in the third quarter of 2005 as compared to the third quarter of 2004.

The Discovery Sciences Group generated net revenue of $19.5 million in the third quarter of 2005, an increase of $17.2 million from the third quarter of 2004. The increase in the Discovery Sciences net revenue was mainly attributable to the $15.0 million up-front payment from Takeda San Diego in connection with the DPP4 agreement that we entered into in July 2005. The remaining increase was due to revenue generated by the biomarker business we acquired from SurroMed as well as increased revenue generated by our preclinical oncology division.

Total direct costs increased $21.4 million to $138.2 million in the third quarter of 2005 primarily as the result of an increase in the Development Group direct costs. Development Group direct costs increased $22.4 million to $117.4 million in the third quarter of 2005. The primary reason for this increase was an increase in personnel costs of

$16.5 million. Personnel costs increased due to hiring additional employees in our global CRO Phase II through IV division. The remaining $5.9 million increase in Development Group direct costs primarily consisted of increased facility costs related to the increase in personnel and increased subcontractor costs to support increased revenue.

Discovery Sciences direct costs increased $0.7 million to $2.1 million in the third quarter of 2005. The higher costs in the third quarter of 2005 related primarily to additional direct costs of the biomarker business acquired from SurroMed in February 2005.

R&D expenses decreased $2.2 million to $2.0 million in the third quarter of 2005. R&D expenses decreased because under the new DPP4 agreement with Takeda San Diego that we entered into in July 2005, Takeda San Diego became responsible for development and commercialization costs of the DPP4 inhibitors. Thus, we do not expect to incur significant R&D expense during the remainder of 2005.

SG&A expenses increased $12.7 million to $62.0 million in the third quarter of 2005. As a percentage of total net revenue, SG&A expenses decreased slightly to 22.7% in the third quarter of 2005 compared to 22.8% in the third quarter of 2004. The increase in SG&A expenses in absolute dollars includes additional personnel costs of $8.2 million. The increase in personnel costs related to training costs for new personnel, higher levels of operations infrastructure to manage direct personnel and changes in utilization levels. The increase in SG&A costs also includes an increase of $1.3 million in recruiting costs to hire additional personnel and $1.0 million in travel costs for training initiatives for new and existing operations personnel, as well as higher administrative travel and an increase of $0.8 million in facility costs related to the increase in personnel.

Depreciation increased $2.7 million to $10.1 million in the third quarter of 2005. The increase was related to the property and equipment we acquired to accommodate our growth. Our property, plant and equipment, net balance increased $77.2 million from September 30, 2004 to September 30, 2005. Capital expenditures were $16.6 million in the third quarter of 2005. Capital expenditures included $6.7 million related to land and building costs for our new corporate headquarters in Wilmington, North Carolina. Capital expenditures also included $5.0 million for software and computer hardware and $2.6 million for additional scientific equipment for our Phase I and laboratory units.

Income from operations increased $22.7 million to $60.8 million in the third quarter of 2005. As a percentage of net revenue, income from operations increased to 22.2% of net revenue in the third quarter of 2005 from 17.6% in the third quarter of 2004. Income from operations in the third quarter of 2005 included a $15.0 million up-front payment from Takeda San Diego in connection with the DPP4 agreement as well as a decrease in R&D expenses of $2.2 million compared to the third quarter of 2004.

During the third quarter of 2005, we recorded a charge to earnings of $3.8 million relating to our investment in Spotlight Health, Inc. The write-down of Spotlight Health consisted of our equity investment of $2.2 million and a liability of $1.6 million based on the outstanding balance as of September 30, 2005 of Spotlight Health’s revolving line of credit that we guaranteed.

Our provision for income taxes increased $7.3 million to $21.4 million in the third quarter of 2005 primarily due to an increase in pre-tax income. Additionally, we recorded tax expense of $1.2 million in the third quarter of 2005 on expected repatriation of foreign earnings of $30.8 million. Our effective income tax rate for the third quarter of 2005 was 35.8% compared to 36.0% for the third quarter of 2004.

Net income of $38.4 million in the third quarter of 2005 represents an increase of $13.4 million from $25.0 million in the third quarter of 2004. Net income per diluted share was $0.66 for the third quarter of 2005 and $0.44 for the third quarter of 2004.

Nine Months Ended September 30, 2005 Versus Nine Months Ended September 30, 2004

The following table sets forth amounts from our consolidated condensed financial statements along with the dollar and percentage change for the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004.

	Nine Months Ended September 30, (unaudited)
(in thousands, except per share data)	2005	2004	$ Inc (Dec)	% Inc (Dec)
Net revenue:
Development	$672,931	$551,125	$121,806	22.1%
Discovery sciences	35,954	11,870	24,084	202.9
Reimbursed out-of-pockets	53,591	48,645	4,946	10.2

Total net revenue	762,476	611,640	150,836	24.7

Direct costs:
Development	338,531	274,082	64,449	23.5
Discovery sciences	5,821	4,215	1,606	38.1
Reimbursable out-of-pocket expenses	53,591	48,645	4,946	10.2

Total direct costs	397,943	326,942	71,001	21.7

Research and development expenses	22,233	9,062	13,171	145.3
Selling, general and administrative expenses	176,389	142,271	34,118	24.0
Depreciation	28,006	20,992	7,014	33.4
Amortization	846	973	(127)	(13.1)
Gain on exchange of assets	(5,144)	—	(5,144)
Restructuring charges	—	2,619	(2,619)	(100.0)

Income from operations	142,203	108,781	33,422	30.7

Impairment of investment	(3,797)	(2,000)	(1,797)	(89.9)
Interest and other income, net	6,875	2,699	4,176	154.7

Income before taxes	145,281	109,480	35,801	32.7
Provision for income taxes	47,627	36,412	11,215	30.8

Net income	$97,654	$73,068	$24,586	33.6

Net income per diluted share	$1.68	$1.29	$0.39	30.2

Total net revenue increased $150.8 million to $762.5 million in the first nine months of 2005. The increase in total net revenue resulted from an increase in our Development Group revenue, the $15.0 million up-front payment from Takeda San Diego in connection with our DPP4 agreement and the $10.0 million milestone payment from ALZA related to the filing of the new drug application, or NDA, for dapoxetine in the first nine months of 2005. The Development Group’s operations generated net revenue of $672.9 million, which accounted for 88.3% of total net revenue for the first nine months of 2005. The 22.1% increase in the Development Group’s net revenue was primarily attributable to an increase in the level of global CRO Phase II through IV services we provided in the first nine months of 2005 as compared to the first nine months of 2004. Net revenue for the Development Group also increased by approximately $1.6 million due to the effect of the U.S. dollar weakening relative to the euro and British pound in the first nine months of 2005.

The Discovery Sciences Group generated net revenue of $36.0 million in the first nine months of 2005, an increase of $24.1 million from the first nine months of 2004. The increase in the Discovery Sciences net revenue was mainly attributable to the $15.0 million up-front payment from Takeda San Diego in connection with the DPP4 agreement and the $10.0 million milestone payment related to the filing of the dapoxetine NDA. Revenue generated by our biomarker business that we acquired from SurroMed contributed to the remaining increase in Discovery Sciences revenue. In 2004, we received a $5.0 million payment from ALZA in connection with an amendment to the dapoxetine out-license agreement.

Total direct costs increased $71.0 million to $397.9 million in the first nine months of 2005 primarily as the result of an increase in the Development Group direct costs. Development Group direct costs increased $64.4 million to $338.5 million in the first nine months of 2005. The primary reason for this increase was an increase in personnel costs of $44.5 million. Personnel costs increased due to hiring additional employees in our global CRO Phase II through IV division and increased costs in our foreign operations due to the weakening of the U.S. dollar. The remaining $19.9 million of this increase in Development Group direct costs primarily consisted of increased facility costs related to the increase in personnel and increased subcontractor costs to support increased revenue.

Discovery Sciences direct costs increased $1.6 million to $5.8 million in the first nine months of 2005. The higher costs in the first nine months of 2005 related primarily to additional direct costs of the biomarker business acquired from SurroMed in February 2005.

R&D expenses increased $13.2 million to $22.2 million in the first nine months of 2005. R&D expenses increased primarily as a result of increased spending in connection with the DPP4 program prior to entering into the arrangement with Takeda San Diego, which included a $2.5 million milestone payment by us as a result of the commencement of the Phase II studies in April 2005. Based on the new DPP4 agreement with Takeda San Diego entered into in July 2005, Takeda San Diego is responsible for future development and commercialization costs of the DPP4 inhibitors. Thus, we do not expect to incur significant R&D expense during the remainder of 2005.

SG&A expenses increased $34.1 million to $176.4 million in the first nine months of 2005. As a percentage of total net revenue, SG&A expenses decreased to 23.1% in the first nine months of 2005 compared to 23.3% in the first nine months of 2004. The increase in SG&A expenses in absolute dollars includes additional personnel costs of $21.3 million. The increase in personnel costs related to training costs for new personnel, higher levels of operations infrastructure to manage direct personnel and changes in utilization levels. The increase in SG&A costs also includes an increase of $3.6 million in travel costs due to training initiatives for new and existing operations personnel and increased administrative travel. In addition, SG&A costs include $3.4 million in recruiting costs to hire additional personnel and an increase of $2.2 million in facility costs related to the increase in personnel.

Depreciation increased $7.0 million to $28.0 million in the first nine months of 2005. The increase was related to property and equipment we acquired to accommodate our growth. Capital expenditures were $89.1 million in the first nine months of 2005. Capital expenditures included $30.5 million for our new corporate airplane, $8.6 million related to leasehold improvements to the new clinic in Austin, Texas and $13.6 million for our new corporate headquarters facility in Wilmington, North Carolina. The majority of the remaining capital expenditures included spending on land and building costs, software, computer hardware, and additional scientific equipment for our Phase I and laboratory units.

Income from operations increased $33.4 million to $142.2 million in the first nine months of 2005. As a percentage of net revenue, income from operations increased to 18.7% of net revenue in the first nine months of 2005 from 17.8% in the first nine months of 2004. Income from operations in the first nine months of 2005 included a $15.0 million up-front payment from Takeda San Diego in connection with the DPP4 agreement, a $10.0 million milestone payment related to the filing of the dapoxetine NDA and a $5.1 million gain on exchange of assets associated with the acquisition of SurroMed’s biomarker business. Income from operations in the first nine months of 2005 was negatively impacted by the increase in R&D expenses of $13.2 million compared to the first nine months of 2004. Income from operations in the first nine months of 2005 was also negatively impacted by approximately $3.4 million due to the weakening of the U.S. dollar relative to the euro, British pound and Brazilian real. Although these currency movements increased net revenue in the aggregate, the negative impact on income from operations is attributable to dollar-denominated contracts for services rendered in countries other than the United States. In these cases, revenue is not impacted by the weakening of the U.S. dollar, but the costs associated with performing these contracts, which are paid in local currency, are negatively impacted when translated into U.S. dollars. Income from operations in the first nine months of 2004 was negatively impacted by the $2.6 million restructuring charge associated with exiting our chemistry facility in Research Triangle Park, North Carolina.

During the first nine months of 2005, we recorded a charge to earnings of $3.8 million relating to our investment in Spotlight Health, Inc. The write-down of Spotlight Health consisted of our investment of $2.2 million and a liability of $1.6 million based on the outstanding balance as of September 30, 2005 of Spotlight Health’s revolving line of credit that we guaranteed. During the first nine months of 2004, we recorded charges to earnings for other than temporary declines in the fair market value of our investment in Chemokine Therapeutics Corp. of $2.0 million. Our investment in Chemokine was deemed to be impaired as a result of issuances of shares to new investors at a lower valuation than our original investment.

Our provision for income taxes increased $11.2 million to $47.6 million in the first nine months of 2005. Our effective income tax rate for the first nine months of 2005 was 32.8% compared to 33.3% for the first nine months of 2004. The effective tax rate for the 2005 period was positively impacted by a $6.3 million reduction in our valuation allowance provided for the deferred tax asset relating to a capital loss carryforward. This reduction was a result of the utilization of capital loss carryforwards that previously had a valuation allowance recorded against them as well as the recognition of capital gains for the SurroMed transaction, the $10.0 million dapoxetine NDA milestone payment and the $15.0 million Takeda San Diego DPP4 up-front payment. This reduction in the valuation allowance decreased the effective tax rate by 4.4%. During the first nine months of 2004, our effective tax rate was positively impacted by the $3.7 million tax benefit which we recorded as a result of the utilization of capital loss carryforwards that previously had a valuation allowance recorded against them. The remaining difference in our effective rates for the first nine months of 2005 compared to the first nine months of 2004 is due to the tax on the planned repatriation of foreign earnings of $1.9 million and the change in the geographic distribution of our pretax earnings among locations with varying tax rates.

Net income of $97.7 million in the first nine months of 2005 represents an increase of $24.6 million from $73.1 million in the first nine months of 2004. Net income per diluted share of $1.68 in the first nine months of 2005 represents a 30.2% increase from net income per diluted share of $1.29 in the first nine months of 2004. Net income per diluted share for the first quarter of 2005 included $0.07 per share, net of tax, for the gain on exchange of assets associated with the acquisition of SurroMed’s biomarker business.

Liquidity and Capital Resources

As of September 30, 2005, we had $335.7 million of cash and cash equivalents. Our expected primary cash needs on both a short- and long-term basis are for capital expenditures, including our new corporate headquarters, expansion of services, possible acquisitions, geographic expansion, dividends, working capital and other general corporate purposes. We have historically funded our operations and growth, including acquisitions, with cash flow from operations, leasing arrangements, borrowings and sales of our stock. We hold our cash and cash equivalents in financial instruments that are rated A or better by Standard & Poor’s or Moody’s, and earn interest at market rates.

In the first nine months of 2005, our operating activities provided $142.0 million in cash as compared to $114.1 million for the same period last year. The increase in cash flow from operations is primarily due to a $24.6 million increase in net income, a $6.9 million increase in depreciation and amortization and a non-cash increase in provision for deferred income taxes of $10.3 million. These increases were partially offset by a non-cash gain on exchange of assets of $5.1 million and a decrease in the change in operating assets and liabilities of $7.7 million. The change in operating assets and liabilities of $12.1 million in the first nine months of 2005 primarily consisted of an increase in current income taxes of $23.3 million due to additional pre-tax income and the timing of tax payments and an increase in deferred rent of $11.2 million as a result of the additional facility leases with up-front lease incentives. These items were partially offset by an increase in receivables and unbilled services of $9.3 million, a decrease in unearned income of $5.8 million and an increase in prepaid expenses and other current assets of $9.6 million due partially to an increase in receivables for tenant improvements.

In the first nine months of 2005, we generated $33.3 million in cash from investing activities. The net cash provided by purchases, maturities and sales of available-for-sale investments of $105.0 million, proceeds from sale of the Syrrx investment of $25.0 million and proceeds from the sale of property and equipment of $3.9 million were partially offset by capital expenditures of $89.1 million and purchases of investments of $11.6 million. We expect our capital expenditures for the remainder of 2005 to be $30.0 million to $35.0 million. This estimate includes fourth quarter 2005 construction costs of approximately $23.0 million for the new corporate headquarters building in Wilmington, North Carolina. We expect the majority of the remaining anticipated capital expenditures to be for equipment for our Phase I and laboratory units and information technology enhancement and expansion.

In the first nine months of 2005, our financing activities provided $22.9 million in cash, as net proceeds from stock option exercises and purchases under our employee stock purchase plan totaling $24.5 million were partially offset by $1.6 million in repayments of capital lease obligations and long term debt.

Working capital as of September 30, 2005 was $339.6 million, compared to $257.1 million at December 31, 2004. The increase in working capital was due primarily to an increase in cash and short-term investments of $86.3 million, which included the proceeds from the sale of investment of Syrrx for $25.0 million, a decrease in unearned income of $7.5 million, an increase in prepaid expenses and other current assets of $6.3 million and an increase in accounts receivable and unbilled services of $4.1 million partially offset by an increase in other accrued expenses of $12.1 million and an increase of accrued income taxes of $5.6 million due to the increase in pretax income. The number of days’ revenue outstanding in accounts receivable and unbilled services, net of unearned income, also known as DSO, was 32.8 and 41.2 days for the nine months ended September 30, 2005 and September 30, 2004, respectively. We calculate DSO by dividing accounts receivable and unbilled services less unearned income by average daily gross revenue for the period presented. Over the past three years, our year-to-date DSO has fluctuated between 32.2 days and 42.2 days. We expect DSO will fluctuate in the future depending on the mix of contracts performed within a quarter, the level of investigator advances and unearned income and our success in collecting receivables.

In July 2005, we renewed our $50.0 million revolving credit facility with Bank of America, N. A. Indebtedness under the facility is unsecured and subject to traditional covenants relating to financial ratios and restrictions on certain types of transactions, although not payment of dividends. Borrowings under this credit facility are available to provide working capital and for general corporate purposes. As of September 30, 2005, no amounts were outstanding under this credit facility. However, the aggregate amount we are able to borrow has been reduced by $0.8 million due to outstanding letters of credit issued under this facility. This credit facility is currently scheduled to expire in June 2006, at which time any outstanding balance would be due.

On October 3, 2005, our Board of Directors approved an annual dividend policy under which we intend to pay an aggregate annual cash dividend of $0.20 on each outstanding share of common stock. The annual dividend will be payable quarterly at a rate of $0.05 per share. Shareholders of record as of October 17, 2005 will receive the first quarterly cash dividend payment on November 8, 2005. This dividend will result in a payment of approximately $2.9 million. Additionally, we will pay a special one-time cash dividend for our shareholders in the amount of $1.00 on each outstanding share of common stock payable on November 11, 2005 to shareholders of record as of October 17, 2005. This one-time, special dividend payment will amount to approximately $57.8 million. We will fund these dividends from our existing cash and cash equivalents. The annual cash dividend policy and the payment of future cash dividends are not guaranteed and are subject to the discretion of and continuing determination by our Board of Directors that the policy remains in the best interests of our shareholders and in compliance with applicable laws.

In April 2000, we purchased 1.0 million shares of Spotlight Health Series C convertible preferred stock for $5.0 million. In July 2003, we entered into an agreement with Spotlight Health and Bank of America, N.A. to guarantee a $2.0 million revolving line of credit provided to Spotlight Health by Bank of America. This new line of credit was used to refinance existing Spotlight Health debt that was also guaranteed by us. In June 2005, we purchased 970,873 shares of Spotlight Health’s Series D convertible preferred stock for a purchase price of $1.03 per share. In connection with that transaction, the parties amended the loan agreement with Bank of America. Spotlight Health also granted Bank of America a first lien security interest on its assets to secure its obligations under the loan agreement. As a result of several unexpected project delays and cancellations by its customers, Spotlight Health notified us in August 2005 that it was unable to continue as a going-concern and is in the liquidation process. During the third quarter of 2005, we recorded a charge to earnings in the amount of $3.8 million relating to our investment in Spotlight Health. This amount includes our equity investment of $2.2 million and a liability in the amount of $1.6 million based on the outstanding balance as of September 30, 2005 of Spotlight Health’s revolving line of credit that we guaranteed.

In January 2004, we purchased 5.0 million shares of Accentia Biopharmaceuticals, Inc. Series E convertible preferred stock for $5.0 million. At that time, we also received a Class A and Class B warrant, each to purchase up to an additional 5.0 million shares of Series E convertible preferred stock for $1.00 per share. We exercised the Class A warrant in January 2005 and the Class B warrant in August 2005. We owned approximately 17.5% of the outstanding capital stock of Accentia as of September 30, 2005. Accentia is a privately held, specialty biopharmaceutical company that focuses on commercializing targeted therapeutics in the respiratory, oncology and critical care areas. In February 2005, Accentia filed a registration statement with the SEC for its proposed initial public offering of common stock. On October 28, 2005, Accentia completed its initial public offering of 2.4 million shares of common stock for $8.00 per share. Upon completion of the initial public offering, our 15 million shares of Series E convertible preferred stock were converted into 4,270,323 shares of common stock. We may sell our Accentia shares beginning 180 days from the date of the initial public offering.

In August 2005, we amended our September 2004 royalty stream purchase agreement with Accentia. Under the terms of the amended agreement, we agreed to provide specified clinical development services to Accentia in connection with two pivotal Phase III trials for SinuNase for the treatment of chronic rhinosinusitis. In exchange for providing these services, Accentia agreed to pay us a royalty equal to 14% of the net sales of specified SinuNase products if approved for sale by the FDA.

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

In November 2003, we entered into a collaboration agreement with Syrrx to jointly develop and commercialize human dipeptidyl peptidase IV, or DPP4, inhibitors for the treatment of type 2 diabetes and other major human diseases. In September 2004, we filed an investigational new drug application for one DPP4 inhibitor and the Phase I clinical study for that inhibitor commenced in late October 2004. In the fourth quarter of 2004, we paid Syrrx a milestone payment of $2.5 million as a result of the commencement of the Phase I studies. These studies were completed in March 2005. We began the Phase II program in April and paid a milestone payment of $2.5 million in the second quarter. In March 2005, Takeda Pharmaceutical Company Limited acquired 100% of the equity of Syrrx, which is now known as Takeda San Diego, Inc. We owned $25.0 million in preferred stock of Syrrx, for which Takeda paid us $25.0 million in April 2005. In July 2005, Takeda San Diego acquired the development and commercialization rights to all DPP4 inhibitors previously granted to us under the collaboration agreement between PPD and Syrrx. Under the new agreement, Takeda San Diego paid us a $15.0 million up-front payment in the third quarter of 2005. In October 2005, we amended the agreement to modify the first development milestone on which payment is made to us. We will also be entitled to receive other potential milestone payments of up to an aggregate of $70.5 million, sales-based milestones of up to an aggregate of $33.0 million and royalties associated with the future development and commercialization of specified DPP4 inhibitors. As a result of this agreement, we will have no further material expense associated with the development and commercialization of a DPP4 inhibitor.

In November 2003, we became a limited partner in A. M. Pappas Life Science Ventures III, LP, a venture capital fund. The Pappas Fund was established for the purpose of making investments in equity securities of privately-held companies in the life sciences, healthcare and technology industries. We are committed to invest up to an aggregate of approximately $2.5 million in the Pappas Fund. No capital call can exceed 10% of our aggregate capital commitment. As such, we anticipate that our aggregate investment will be made through a series of future capital calls over the next several years. Capital calls through September 30, 2005 were $320,000. Our capital commitment will expire in May 2009.

In September 2005, we became a limited partner in Bay City Capital Fund IV, a venture capital fund. The Bay City Fund IV was established for the purpose of investing in companies in the life sciences industry. We have committed to invest up to a maximum of $10.0 million in the Bay City Fund IV. We accrued an initial investment in the amount of $1.3 million as of September 30, 2005 and anticipate our remaining investment will be made through a series of future capital calls over the next several years. Our capital commitment will expire in June 2009.

In January 2005, we acquired approximately 7.5 acres of property located in downtown Wilmington, North Carolina, on which we are constructing a new headquarters building. The new facility will be approximately 400,000 square feet and is expected to be completed in 2006 or early 2007. We plan to begin consolidating our Wilmington operations into the new building at that time. We expect the total cost for the construction and up-fit of the new building to be $80.0 million to $100.0 million. In addition, we are constructing a parking deck to serve this new facility with an expected cost of approximately $20.0 million. The purchase price for the land was approximately $2.8 million. In connection with the sale of the property, the seller, Almont Shipping Company, refinanced existing liens on the property with the proceeds of an $8.0 million loan from Bank of America. This loan will mature in January 2006 and is secured by a lien on substantially all of Almont’s assets, including an approximately 30-acre tract of land adjacent to the tract we acquired. This loan is also secured by a guarantee from us. In accordance with the requirements of FASB Statement No. 5, “Accounting for Contingencies”, as clarified by FASB Interpretation No. 45, we have recorded a liability in the amount of $0.8 million for the estimated fair value of the obligation we have assumed under this guarantee. Almont’s obligation to reimburse us in the event we are required to pay any sums to Bank of America under the guarantee is also secured by a lien on substantially all of Almont’s assets. As a part of this transaction, Almont granted us an option to purchase all or a portion of the adjacent 30-acre tract of land at an agreed upon price per acre. The option will expire on January 31, 2007.

In March 2005, we signed a new lease for additional space in Austin, Texas for our Phase II-IV operations. The facility is adjacent to our new Phase I clinic. To induce us to enter into the lease for additional space, the landlord placed $5.5 million in an escrow account to be distributed to us to cover the monthly rental on the old facility until the old facility is subleased. If the facility is subleased, we will receive an immediate distribution totaling the amount of the sublease income to be received under the sublease and the escrow account will receive the future sublease rental income and remit the future rental payments due under the original facility lease to the landlord. We will continue to be responsible for our obligations under the original lease and, therefore, subject to the risk of default by a subtenant. We will also be responsible to fund the escrow account to the extent the rent payments under the original lease exceed the rent payments under a sublease. We account for the $5.5 million to be received from the escrow account as a lease incentive which will be recognized in income over the 10-year term of the new lease. As of September 30, 2005, the escrow account balance was $5.5 million, $0.4 million of which was included as a component of prepaid expenses and other current assets, and $5.1 million of which was included as a component of other assets.

The American Jobs Creation Act of 2004 introduced a one-time dividends received deduction on the repatriation of foreign earnings to a U.S. taxpayer. Prior to 2005, we had not previously recorded a U. S. tax liability on these earnings because we intended to permanently reinvest them in our foreign operations. We have been evaluating the impact of this law on our permanent reinvestment position and recorded tax expense of $1.2 million in the third quarter relating to an expected repatriation of $30.8 million. For the nine months ended September 30, 2005, we recorded tax expense of $1.9 million relating to the total projected repatriation of $53.0 million in foreign earnings. We continue to analyze the effect of the new Act on the remaining $23.4 million of undistributed foreign earnings and expect to complete this analysis by the end of the year. The income tax effect of repatriating the remaining undistributed earnings is not estimable at this time.

As of September 30, 2005, we had liabilities of $5.8 million in connection with tax positions taken in our tax returns that include interpretations of applicable income tax laws and regulations. These amounts are based on management’s expectation regarding the ultimate tax treatment and outcome of these matters. We believe it is unlikely that the resolution of these matters will have a material adverse effect on our financial position or results of operations.

Under most of our agreements for Development Group services, we agree to indemnify and defend the sponsor against third party claims based on our negligence or willful misconduct. Any successful claims could have a material adverse effect on our financial condition, results of operations and future prospects.

We expect to continue expanding our operations through internal growth and strategic acquisitions and investments, and to pay dividends under our recently announced dividend policy. We expect these activities will be funded from existing cash, cash flow from operations and, if necessary or appropriate, borrowings under our existing or future credit facilities. We believe that these sources of liquidity will be sufficient to fund our operations and dividends for at least the next 12 months. From time to time, we evaluate potential acquisitions, investments and other growth opportunities that might require additional external financing, and we might seek funds from public or private issuances of equity or debt securities. In any event, our sources of liquidity and ability to pay dividends could be affected by our dependence on a small number of industries and clients, compliance with regulations, international risks, personal injury, environmental or intellectual property claims, as well as other factors described below under “Potential Volatility of Quarterly Operating Results and Stock Price” and “Quantitative and Qualitative Disclosures about Market Risk”. In addition, see “Contractual Obligations and Commercial Commitments” and “Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2004.

Critical Accounting Policies and Estimates

There were no material changes to our critical accounting policies and estimates in the first nine months of 2005. For detailed information on our critical accounting policies and estimates, see our Annual Report on Form 10-K for the year ended December 31, 2004.

Recently Issued Accounting Standards

For information about recently issued accounting standards, see “Recent Accounting Pronouncements” in Note 1 to the Notes to our Consolidated Condensed Financial Statements in Item 1.

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

Potential Volatility of Quarterly Operating Results and Stock Price

Our quarterly and annual operating results have fluctuated in the past, and we expect that they will continue to fluctuate in the future. Factors that could cause these fluctuations to occur include:

•	the timing and level of new business authorizations;

•	the timing of the initiation, progress or cancellation of significant projects;

•	the timing and amount of costs associated with R&D and compound partnering collaborations;

•	the timing of our Discovery Sciences Group milestone payments or other revenue;

•	the timing of the opening of new offices;

•	the timing of other internal expansion costs;

•	exchange rate fluctuations between periods;

•	our dependence on a small number of industries and clients;

•	the mix of products and services sold in a particular period;

•	pricing pressure in the market for our services;

•	our ability to recruit and retain experienced personnel;

•	rapid technological change;

•	the timing and amount of start-up costs incurred in connection with the introduction of new products and services;

•	the timing and extent of new government regulations;

•	intellectual property risks;

•	impairment of investments or intangible assets; and

•	the timing and amount of costs associated with integrating acquisitions.

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

Fluctuations in quarterly results, actual or anticipated changes in our dividend policy or factors beyond our control could affect the market price of our common stock. These factors include changes in earnings estimates by analysts, market conditions in our industry, disclosures by product development partners and actions by regulatory authorities with respect to potential drug candidates, changes in pharmaceutical, biotechnology and medical device industries and government sponsored clinical research, general economic conditions, and differences in assumptions used as compared to actual results. Any effect on our common stock could be unrelated to our longer-term operating performance. For more detail, see “Factors that Might Affect our Business or Stock Price” in our Annual Report on Form 10-K for the year ended December 31, 2004.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to foreign currency risk by virtue of our international operations. Approximately 27.2% and 26.9% of our total net revenue for the three months ended September 30, 2004 and 2005, respectively, were derived from operations outside the United States. Funds generated by each subsidiary are generally reinvested in the country where they are earned, although we are currently analyzing the effect of the one-time dividends received deduction of the American Jobs Creation Act of 2004 on undistributed foreign earnings and expect to repatriate significant foreign earnings this year. Our operations in the United Kingdom generated approximately 43.6% of our net revenue from international operations during the three months ended September 30, 2005. Accordingly, we are exposed to adverse movements in the pound sterling and other foreign currencies.

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

Our strategy for management of currency risk relies primarily on conducting our operations in a country’s currency, making intercompany foreign currency denominated loans and from time to time, using currency derivatives, primarily forward exchange contracts. As of September 30, 2005, we had open foreign exchange derivative contracts with a face amount totaling $40.0 million to buy the local currencies of our foreign subsidiaries. The estimated fair value of the foreign currency derivative portfolio was a $3,000 gain recorded as a component of prepaid expenses and other current assets and a $1.3 million loss recorded as a component of other accrued expenses. The potential loss resulting from a hypothetical weakening of the U.S. dollar relative to the pound sterling and euro of 10% would have been approximately $1.9 million for the quarter ended September 30, 2005 based on third quarter 2005 revenues and the costs related to our foreign operations. Our foreign currency hedging activities would partially offset these potential losses. We do not expect that a 10% change in exchange rates in the future would have a material effect on our financial statements.

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

Internal Control Over Financial Reporting

There were no changes in internal control over financial reporting during the third quarter of 2005 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. OTHER INFORMATION

Item 6. Exhibits

(a)	Exhibits

10.220	Lease Agreement dated August 31, 2004 by and between Evan A. Stein, M.D., Ph.D. and Medical Research Laboratories International LLC

10.221	Lease Agreement dated April 30, 2001 by and between Greenway Properties, Inc. and PPD Development, LP

10.222	First Amendment dated August 15, 2001, to Lease Agreement, dated April 30, 2001, by and between Greenway Properties, Inc. and PPD Development, LP

10.223	Second Amendment dated August 25, 2003, to Lease Agreement, dated April 30, 2001, by and between Greenway Properties, Inc. and PPD Development, LP

10.224	Third Amendment dated March 22, 2004, to Lease Agreement, dated April 30, 2001, by and between Greenway Properties, Inc. and PPD Development, LP

10.225	Fourth Amendment dated May 17, 2004, to Lease Agreement, dated April 30, 2001, by and between Greenway Properties, Inc. and PPD Development, LP

10.226	Fifth Amendment dated December 14, 2004, to Lease Agreement, dated April 30, 2001, by and between Greenway Properties, Inc. and PPD Development, LP

10.227	Sixth Amendment dated June 3, 2005, to Lease Agreement, dated April 30, 2001, by and between Greenway Properties, Inc. and PPD Development, LP

10.228	Seventh Amendment dated July 29, 2005, to Lease Agreement, dated April 30, 2001, by and between Greenway Properties, Inc. and PPD Development, LP

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 – Chief Executive Officer

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 – Chief Financial Officer

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

Date: November 7, 2005