Form 10-K
period 2005-12-31
PHARMACEUTICAL PRODUCT DEVELOPMENT INC
filed 2006-03-02
CIK 1003124

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

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

Common Stock, par value $0.05 per share

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the common stock held by non-affiliates of the registrant was approximately $2.33 billion as of June 30, 2005, based on the closing price of the Common Stock on that date on the Nasdaq National Market System. Shares of common stock held by each executive officer and director and by each person who owns 10% or more of the outstanding common stock have been excluded in that such person might be deemed to be an affiliate. This determination of affiliate status might not be conclusive for other purposes.

As of February 28, 2006, there were 116,480,752 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The Company’s definitive Proxy Statement for its 2006 Annual Meeting of Stockholders (certain parts, as indicated in Part III).

PART I

Statements in this Report that are not descriptions of historical facts are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements reflect management’s current view with respect to future events and financial performance, but are subject to risks and uncertainties. Actual results could differ materially from those currently anticipated due to a number of factors, including those set forth herein and in our other SEC filings, and including, in particular, the factors discussed in Item 1A, “Risk Factors.”

Item 1. Business

Overview

We are a leading global contract research organization providing drug discovery and development services, post-approval expertise and compound partnering programs. Our clients and partners include pharmaceutical, biotechnology, medical device and government organizations. Our corporate mission is to help clients and partners maximize returns on their research and development investments and accelerate the delivery of safe and effective therapeutics to patients.

We have been in the drug development business for more than 20 years. Our development services include preclinical programs and Phase I to Phase IV clinical development services. We have extensive clinical trial experience across a multitude of therapeutic areas and various parts of the world, including regional, national and global studies. In addition, for marketed drugs, biologics and devices, we offer support services such as product launch services, medical information, patient compliance programs, patient and disease registry programs, product safety and pharmacovigilance, Phase IV monitored studies and prescription-to-over-the-counter, or Rx-to-OTC, programs.

With offices in 28 countries and more than 8,000 professionals worldwide, we have provided services to 46 of the top 50 pharmaceutical companies in the world as ranked by 2004 healthcare research and development spending. We also work with leading biotechnology and medical device companies and government organizations that sponsor clinical research. We believe that we are one of the world’s largest providers of drug development services to pharmaceutical, biotechnology and medical device companies and government organizations based on 2005 annual net revenues generated from contract research organizations.

Building on our outsourcing relationship with pharmaceutical and biotechnology clients, we established our discovery services business in 1997. This business primarily focuses on preclinical evaluations of anticancer and diabetes therapies and compound development and commercialization collaborations. We have developed a risk-sharing research and development model to help pharmaceutical and biotechnology clients develop compounds. Through collaborative arrangements based on this model, we assist our clients by sharing the risks and potential rewards of the development and commercialization of drugs at various stages of development. In February 2005, we completed the acquisition of a biomarker business. The acquisition expanded our discovery sciences business by adding biomarker discovery and patient sample analysis capability to the services offered by us.

We believe that our integrated drug discovery and development services offer our clients a way to identify and develop drug candidates more quickly and cost-effectively. We use our proprietary informatics technology to support these development services. In addition, with global infrastructure, we are able to accommodate the multinational drug discovery and development needs of our customers. As a result of having core areas of expertise in discovery and development, we provide integrated services across the drug development spectrum.

Industry Overview

Discovering and developing new drugs is an extremely expensive, high risk and time-consuming process. In May 2003, the Tufts Center for the Study of Drug Development released a study that estimates the total fully allocated cost to develop a new prescription drug increased from approximately $231 million in 1987 to approximately $897 million in 2000. Adjusted for inflation, this 2000 figure rises to $971 million in 2004 dollars. In addition, it generally takes between 10 and 15 years to develop a new prescription drug and obtain approval to market it in the United States.

The drug development services industry provides independent product development services to pharmaceutical, biotechnology and medical device companies, and government organizations. This industry has evolved from providing limited clinical trial services in the 1970s to a full-service industry today characterized by broader relationships with customers and by service offerings that encompass the entire drug development process, including preclinical evaluations, study design, clinical trial management, data collection, biostatistical analysis, regulatory consulting, clinical laboratory and diagnostic services, product registration support and post-approval support.

Over the past 20 years, technological advances, as well as the emergence of the biotechnology industry, have dramatically changed the drug discovery process. New and improved technologies have evolved such as ultra high-throughput screening, new in vitro and in vivo preclinical profiling techniques, biomarker research, and the revolution in genetic-based drug research commonly referred to as genomics. The objective of these innovations is to find more drug targets and to screen against targets much more quickly with literally millions of chemical compounds. This process is expected to produce many more molecules having the ability to affect biological activity. These molecules then need to be tested quickly and economically to determine their viability as potentially safe and effective drug candidates. Moreover, many industry participants, including pharmaceutical, biotechnology and contract research companies, have broadened their efforts to collaborate technically and financially to optimize their drug pipelines.

The Drug Discovery and Development Process

Drug discovery and development is the process of creating drugs for the treatment of human disease. The drug discovery process aims to generate safe and effective drug candidates, while the drug development process involves the testing of these drug candidates for safety and efficacy in animals and humans and to meet regulatory requirements.

The Drug Discovery Process

Targets. Historically, scientists have used classical cellular and molecular biology techniques to map biological pathways in cells to provide a cellular basis for understanding disease processes. Based on this information, scientists are now using genomics to pinpoint genes responsible for cellular disease functions. Once genes are identified, they are tested in cellular assays or animals to identify which genes seem to have a causal link between cellular function and occurrence of disease. The preferred genes encode proteins that are used as drug targets in chemical screens.

Screening. After identifying a potential drug target, researchers develop tests, or assays, to screen chemicals for their ability to alter the functional activity of the target. Ones that do so are called “hits.” Thousands of chemicals can be quickly screened when these assays are incorporated into high-throughput screening processes. Hits that have good potency and selectivity are called “leads” and are then tested for their potential as drug candidates.

Lead Generation. Scientists now also design compound libraries to provide a starting point to identify leads in the drug discovery process and to better understand the biochemistry and therapeutic relevance of targets. High quality libraries contain compounds of known purity, structure and weight, and also have diverse structural variations. Once a hit is identified in a functional assay, the compound is profiled for drug characteristics such as solubility, metabolism, stability and feasibility for commercial production.

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

The Drug Development Process

The drug development process consists of two stages: preclinical and clinical. In the preclinical stage, the new drug is tested in vitro, or in a test tube, and in vivo, or in animals, generally over a one- to three-year period. After successful preclinical testing, the new drug can be advanced to the clinical development stage, which involves testing in humans. The following discussion describes the role of the Food and Drug Administration, or FDA, in the clinical drug development process in the United States. Similar regulatory processes exist in other countries.

Prior to commencing human clinical trials in the United States, a company must file with the FDA an investigational new drug application, or IND, containing details for at least one study protocol and outlines of other planned studies. The company must provide available manufacturing data, preclinical data, information about any use of the drug in humans for other purposes and a detailed plan for the proposed clinical trials. The design of these trials, also referred to as the study protocols, is essential to the success of the drug development effort. The protocols must correctly anticipate the nature of the data to be generated and results that the FDA will require before approving the drug. If the FDA does not comment within 30 days after an IND filing, human clinical trials may begin.

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

After the successful completion of all three clinical phases, a company submits to the FDA a new drug application, or NDA, for a drug or a Biologic License Application, or BLA, for a biologic, requesting that the product be approved for marketing. The NDA/BLA is a comprehensive, multi-volume filing that includes, among other things, the results of all preclinical and clinical studies. The FDA’s review can last from a few months to several years, depending on the drug and the disease state that is being treated. Drugs that successfully complete this review may be marketed in the United States. As a condition to its approval of a drug, the FDA might require additional clinical trials following receipt of approval, in order to monitor long-term risks and benefits, to study different dosage levels or to evaluate different safety and efficacy parameters in target populations. In recent years, the FDA has increased its reliance on these trials, known as Phase IIIb and Phase IV trials, which allow new drugs that show early promise to reach patients without the delay typically associated with the conventional review process.

Trends Affecting the Drug Discovery and Development Industry

The drug discovery and development services industry has been and will continue to be affected by, among others, the following trends:

Rapid Technological Change and Increased Data. Scientific and technological advancements are rapidly changing the drug discovery and development processes. The technology to understand gene function, known as functional genomics, is dramatically increasing the number of identified potential drug targets within the human body. Pharmaceuticals on the market today have historically targeted no more than an estimated 500 human gene products. With an estimated 30,000 or so human protein-coding genes, there exists an enormous untapped pool of targets for therapeutic intervention. This proliferation of targets increases the need for companies to use state-of-the-art technologies to effectively validate and optimize promising targets and lead candidates. Industry participants are also looking to applications such as biomarker technology to save development time and costs, as well as enable more precise diagnosis and personalized treatment of disease. These evolving technologies and the human expertise necessary to manage them are costly and involve significant investments in capital, intellectual property and sophisticated instrumentation. Thus, drug discovery and development service firms that have the capability and expertise to provide early stage research and development services offer the potential to offset some of these investments and potentially reduce the financial risk of drug discovery efforts. Moreover, industry participants must continue to make significant investments to keep pace with competitive technologies.

Changes in the Regulatory Environment. The drug research and development process is heavily regulated by the FDA and its Center for Drug Evaluation and Research, or CDER. The war on terror, the risk of vaccine shortages in the United States and the threat of new potential pandemics have elevated the FDA’s focus on research in the areas of bio-terrorism and vaccine development. In addition, recent product safety concerns, such as the cardiovascular and other risks identified as being related to COX 2 inhibitors, and drug pricing and importation issues have placed the FDA and other regulatory agencies under increased scrutiny. As a result of these and other events, drug safety, cost and availability factors are under intense monitoring and review by Congress, the FDA and other government agencies. These events are likely to cause significant changes to the regulatory environment for the drug development process and could have a lasting and pronounced impact on the drug discovery and development industry.

Government Sponsored Drug Research and Development. Government agencies continue to be a significant source of funding for new drug and vaccine research and development. The total budget of the National Institute of Health, or NIH, for 2004 was an estimated $28 billion, representing more than 19% compound annual growth since 1993. The full year 2006 NIH budget request of nearly $29 billion includes significant appropriations for drug research and development in the areas of biodefense, vaccines, AIDS, and chronic diseases such as diabetes as part of NIH initiatives. In addition, the budget allocations for R&D contracts increased by $130 million in the full year 2006 budget proposal compared to full year 2005 budget appropriation for the Institute. As a result, drug research and development service providers and contractors, including CROs, should continue to benefit from government sponsored research and development initiatives.

Increase in Potential New Drug Candidates. The increase in potential new drug candidates resulting from new and enhanced drug discovery technologies has caused a bottleneck in the drug development industry, particularly in the early stages of drug development. While research and development spending and the number of drug candidates are increasing, the time and cost required to develop a new drug candidate also has increased. Many pharmaceutical and biotechnology companies do not have sufficient internal resources to pursue development of all of these new drug candidates on their own. Consequently, these companies are looking to the drug discovery and development services industry for cost-effective, innovative and rapid means of developing new drugs.

Declining Research and Development Productivity. While the total number of compounds in clinical development has increased in the last several years, thereby increasing the aggregate spending on research and development programs associated with new drug candidates, the number of novel new drugs approved for marketing has remained relatively flat or even declined. Pharmaceutical and biotechnology companies have responded by focusing on efforts to extend the value of existing products, improve clinical success rates and to lower clinical study costs. Furthermore, many pharmaceutical and biotechnology companies have also responded to the productivity challenge by increasing their focus on licensing and collaborative arrangements to improve new drug pipelines and gain financing for future development and marketing programs.

Biotechnology Industry Growth. The U.S. biotechnology industry has grown rapidly over the last 10 years. This industry is generating significant numbers of new drug candidates that will require development and regulatory approval. Many of these new drug clinical candidates are now moving into clinical development, but many biotechnology companies do not have the necessary staff, operating procedures, experience or expertise to conduct clinical trials on their own. Because of the time and cost involved, these companies rely heavily on contract research organizations to conduct clinical research for their drug candidates.

Need for Large Scale Global Support. Pharmaceutical and biotechnology companies are increasingly filing drug registration packages and recruiting study volunteers in multiple countries and regulatory jurisdictions. The clinical studies to support these registration packages frequently include a combination of multinational and domestic trials. This trend puts an emphasis on global experience and coordination throughout the development process, including the collection, analysis, integration and reporting of clinical trial data.

Cost Pressures of Introducing New Drugs. Market forces and governmental safety initiatives place significant pressure on pharmaceutical and biotechnology companies to reduce drug prices. In addition, increased competition as a result of patent expiration, market acceptance of generic drugs, and governmental and private managed care organization efforts to reduce healthcare costs have added to drug pricing pressures. The industry is responding by consolidating, streamlining operations, decentralizing the internal discovery and development process and minimizing fixed costs. In addition, increased pressures to differentiate products and justify drug pricing are resulting in an increased focus on healthcare economics, safety monitoring and commercialization services. Moreover, pharmaceutical and biotechnology companies are attempting to increase the speed and efficiency of internal new drug discovery and development processes.

PPD’s Solution

We address the needs of the pharmaceutical, biotechnology and medical device industries and government organizations for drug discovery and development by providing integrated services to help our clients maximize the return on their research and development investments. Our application of innovative technologies, therapeutic expertise and commitment to quality throughout the drug discovery and development process offers our clients a way to identify and develop successful drugs and devices more quickly and cost effectively. We have obtained significant drug development expertise from more than 20 years of operation, and in 2003 we expanded into the medical device industry. We use our proprietary informatics technology across our discovery and development services to support and help accelerate the process. Finally, with global infrastructure and expertise in key regions throughout the world, we are able to accommodate the multinational discovery and development needs of our customers.

Our Strategy

Our corporate mission is to help clients maximize the return on their research and development investments and accelerate the delivery of safe and effective therapeutics to patients. The key parts of our strategy to accomplish this mission include the following:

•	Continue to build our core competencies. We are an established company led by professionals with significant discovery and development experience helping major pharmaceutical, biotechnology and medical device companies and government organizations bring successful products to market throughout the world. This experience and expertise constitute our core operational strengths. Our performance in development services has made us, we believe, one of the largest providers of those services globally. We are continually building our competencies by seeking to hire top professionals in key markets around the world.

•	Continue to provide a broad range of integrated drug discovery and development services and products. We offer a broad range of integrated services and products that are designed to address our clients’ needs from the preclinical through post-approval phase. By integrating extensive discovery and development services and products across our customers’ product life cycles, we can more effectively serve existing clients and attract new customers. We believe that our range of discovery and development services and products is one of the most extensive available from a single company.

•	Continue to incorporate advanced technologies into our service offerings. Using advanced technologies can improve quality while creating efficiencies in cost and accelerating the discovery and development processes. We have broad experience in the use of technology in drug discovery and development services. We offer our clients a wide range of technology-based services and products, using a mixture of commercially available third-party systems and internally developed software to help expedite the discovery and development processes for both drugs and devices. As new technologies develop, we equip and train our employees to make use of the innovations. We also plan to continue to leverage and build strategic technology relationships.

•	Continue to pursue collaborative drug development relationships. We plan to continue to selectively seek opportunities to develop earlier stage compounds based on our risk-sharing model. These types of arrangements could provide us with opportunities to receive up-front license fees, milestone payments and royalties on sales of drugs successfully developed and commercialized. We also periodically evaluate in-licensing opportunities from companies and academic institutions seeking outlets for the continued development of their discoveries. We intend to selectively pursue out-licensing arrangements, which might also involve us providing discovery and development services for the continued development of the potential drug candidate.

•	Continue to develop intellectual property rights. We believe that one of the keys to our long-term performance is the development of our intellectual property rights in a variety of areas, including proprietary clinical development processes, tools and software, as well as rights to the compounds and methods of use developed from risk-sharing arrangements.

•	Continue strategic global expansion to meet client needs. We currently have operations in the Americas, Europe, Africa, the Middle East, Asia and Australia, which we believe positions us to meet our clients’ multinational needs. We intend to further expand globally when we deem it appropriate to meet our existing and prospective clients’ demands.

•	Continue to pursue strategic acquisitions and investments. We will continue to actively seek strategic acquisitions and investments, both within and complementary to our current service and product lines. Our criteria for acquisitions and investments include complementary client lists, ability to increase market share within and across clients, complementary therapeutic area and service segment strengths, strategic geographic capabilities, particular process expertise and complementary services, products or technologies.

Our Services

We provide services designed to increase efficiency, reduce time and save costs through our global infrastructure, integrated research and development technologies and experience, and customer-focused communications. We operate in two segments: Discovery Sciences and Development. See our consolidated statements of operations included elsewhere in this report for segment information regarding revenue and see Note 16 to the Notes to Consolidated Financial Statements for segment information regarding total assets and a measure of profit or loss.

Our Discovery Sciences Group

Our Discovery Sciences Group focuses on the discovery research segment of the biopharmaceutical research and development outsourcing market.

Preclinical Service. Our preclinical biology group integrates pharmacology, metabolism, pharmacokinetic and toxicology expertise to provide preclinical program design and project management services. We provide a broad range of preclinical services including:

•	preclinical program design;

•	specialized preclinical oncology and diabetes research models;

•	toxicology consulting;

•	laboratory services; and

•	technical writing and regulatory submissions.

Once a potential drug candidate is identified, we offer services that enable our customers to decide whether to advance the drug candidate into a preclinical program both faster and with a greater probability of success. Our experts can provide full preclinical development services and integrate other development services internally.

We offer preclinical consulting as well as a full range of preclinical efficacy, pharmacokinetic, pharmacodynamic and mechanism models for anticancer and diabetes therapeutic candidates. Our experienced preclinical staff designs and performs the studies needed to identify, profile and optimize lead compounds.

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

Biomarker Discovery Sciences: We provide biomarker discovery and patient sample analysis at our Menlo Park, California, biomarker discovery sciences laboratory. Biomarkers are components of bodily fluids that indicate the progression or presence of a disease. Our laboratory is equipped with advanced technologies to carry out broad differential phenotyping of proteins, endogenous peptides and metabolites, as well as of blood cell populations from a variety of biological samples. Our proprietary mass spectrometry platform that is used for proteomic, peptidomic and metabolomic quantification is at the center of our process. Our technology allows clients to analyze patient samples for novel or known biomarkers in the presence or absence of a drug. The changes in the biomarker profile of a patient can assist in the evaluation of the efficacy of a drug. We were issued a U.S. patent covering our proprietary MassView™ software in 2005. The MassView software helps scientists identify individual components of a biological sample and the amount of each component in the sample.

Compound Partnering Programs. With increased capacity to screen and develop early lead compounds and candidates, pharmaceutical companies now find themselves without the capacity to develop all of these compounds and take them to market within a reasonable time. Many biotechnology companies have promising drug development candidates but lack the financial resources or the infrastructure to further develop them. These situations provide attractive opportunities for us to use our extensive experience in strategic, global drug development to selectively in-license and develop compounds or jointly develop drug candidates in collaborative arrangements. Our compound collaborative efforts have created a pipeline of products that leverage our resources, create new opportunities for growth, and share the risks and rewards of drug development with our clients and partners.

We acquired an exclusive license, as part of a development collaboration with Eli Lilly & Company, to develop and commercialize the compound dapoxetine for genitourinary indications, including premature ejaculation, or PE in 1998. We developed the compound through Phase II proof-of-concept and, in January 2001, out-licensed it to ALZA Corporation, which was subsequently acquired by Johnson & Johnson. Under the terms of the agreement, we granted ALZA worldwide rights to develop and commercialize dapoxetine, and ALZA is responsible for all clinical, regulatory, manufacturing, sales and marketing costs associated with the compound. In exchange, we received an up-front payment and are entitled to receive further payments if regulatory milestones are achieved. In addition, we are entitled to receive royalty payments based on sales of dapoxetine, as well as milestone payments when specified sales levels are reached. In December 2003, we acquired Lilly’s patents and remaining rights to develop and commercialize dapoxetine in the field of genitourinary disorders in return for a cash payment of $65.0 million. We also agreed to pay Lilly a royalty of 5% on annual sales of dapoxetine, if any, in excess of $800 million. In December 2004, ALZA submitted a NDA to the FDA for dapoxetine. The FDA accepted the NDA for filing in February 2005 and we received a $10.0 million milestone payment from ALZA. In October 2005, ALZA received a not approvable letter from the FDA on its dapoxetine NDA. ALZA notified the FDA that it will continue the global development program and intends to resubmit the NDA. However, we do not know if or when ALZA will obtain regulatory approval for dapoxetine in the United States or any other country.

In 2002, we licensed from Bayer AG the worldwide rights to undertake additional Phase II clinical studies on the compound implitapide for treatment of arteriosclerosis, elevated triglycerides, pancreatitis and hyperlipidemia. During 2004 and 2005, we conducted Phase II proof-of-concept clinical trials for different kinds of elevated cholesterol and triglyceride indications. In the first quarter of 2005, we terminated the implitapide program and our license for various reasons, including the risks associated with continued development and limited market potential.

We made an equity investment in 2003 in Chemokine Therapeutics Corp., then a privately held biotechnology company, to continue development of a proprietary peptide that might be useful as a blood recovery therapeutic agent. Chemokine also granted us an exclusive option to license the peptide and the right to first negotiate a license to other Chemokine peptides. We worked closely with Chemokine to scale up the product under good manufacturing practice, or GMP, and to conduct the GLP toxicology studies necessary to advance the program to the clinic. In the second half of 2004, Chemokine initiated a study in healthy volunteers that was completed in the first half of 2005. Chemokine announced the results of this study and recently initiated additional Phase I studies. We are waiting on the results of these trials before deciding whether to exercise our option to license this peptide. In December 2004, Chemokine completed an initial public offering of its common stock in Canada.

We made an equity investment in November 2003 in Syrrx, Inc., a privately held drug discovery company, and entered into a collaboration agreement to develop Syrrx’s orally active dipeptidyl peptidase IV, or DPP4, inhibitors to treat type 2 diabetes and other major human diseases. In October 2004, we filed an IND for the first DPP4 inhibitor, SYR110322. We completed a Phase I study for this inhibitor in the fourth quarter of 2004, a Phase Ib study in Type 2 diabetic patients in the first quarter of 2005, and a three-month proof of concept study in Type 2 diabetic patients in the third quarter of 2005. We also filed an IND for a second DPP4 inhibitor in late December 2004 and completed a Phase I study for it in the second quarter of 2005. In March 2005, Takeda Pharmaceutical Company Limited acquired Syrrx, which is now known as Takeda San Diego, Inc. In July 2005, Takeda San Diego acquired the development and commercialization rights to all DPP4 inhibitors previously granted to us under the collaboration agreement between PPD and Syrrx. Under the new agreement, Takeda San Diego paid us a $15.0 million up-front payment in the third quarter of 2005. We will also be entitled to receive potential milestone payments and royalties associated with the future development and commercialization of specified DPP4 inhibitors and will be the sole provider of clinical and bioanalytical services to Takeda San Diego for Phase II and Phase III trials of DPP4 inhibitors conducted in the United States and Europe. As a result of this agreement, we will have no further material expense associated with the development and commercialization of a DPP4 inhibitor. Takeda commenced Phase III trials for the lead DPP4 inhibitor in January 2006 and we will be entitled to receive a $15.0 million milestone payment from Takeda on the dosing of the twentieth patient in those trials.

We purchased 5.0 million shares of Accentia Biopharmaceuticals, Inc. Series E convertible preferred stock for $5.0 million in January 2004. Accentia is a specialty biopharmaceutical company focused on the development and commercialization of late-stage clinical products in the areas of respiratory disease and oncology. In connection with our investment in 2004, we also received a Class A and Class B warrant, each to purchase up to an additional 5.0 million shares of Series E convertible preferred stock for $1.00 per share. We exercised the Class A warrant in January 2005 and the Class B warrant in August 2005. In October 2005, Accentia completed its initial public offering of 2.4 million shares of common stock for $8.00 per share. Upon completion of the initial public offering, our 15 million shares of Series E convertible preferred stock were converted to 4,270,323 shares of Accentia’s common stock. In August 2005, we amended our September 2004 royalty stream purchase agreement with Accentia. Under the terms of the amended agreement, we agreed to provide specified clinical development services to Accentia in connection with two pivotal Phase III trials for SinuNase® for the treatment of chronic sinusitis. In exchange for providing these services, Accentia agreed to pay us a royalty equal to 14% of the net sales of specified SinuNase products if approved for sale by the FDA. Under the terms of the amended agreement, our obligation to provide Phase III clinical development services expired on December 31, 2005. We are in discussions with Accentia regarding a further amendment to this agreement.

Our Development Group

We have designed our various global services to be flexible and integrated in order to assist our clients in optimizing their research and development spending through the clinical stages of the development process. We provide a broad range of development services, either individually or as an integrated package, to meet clients’ needs.

Phase I Clinical Testing. Having conducted Phase I studies for more than 18 years, we are one of the industry’s most experienced and largest Phase I trial providers. In April 2005, we moved our Phase I clinic to a new 300-bed facility in Austin, Texas to accommodate the growing demand of our clients. We believe this new facility capitalizes on our strengths in conducting first-in-man studies, cardiac monitoring and large, complex, procedure-intensive Phase I trials. Our professional physician and nursing staff administers general Phase I safety tests, special population studies, and bioavailability and bioequivalence testing. Bioavailability and bioequivalence testing involves administration of test compounds and obtaining biological fluids sequentially over time to measure absorption, distribution, metabolism and excretion of the drug. Our Austin, Texas operations also include a dental research clinic to evaluate the safety and effectiveness of new analgesic compounds in molar extraction models. We manage our Phase I services to maximize scheduling flexibility and efficiency. These services can also be integrated with our other services that we provide, such as bioanalytical, data management, pharmacokinetic and biostatistical services.

Laboratory Services. We offer the following laboratory services:

Austin Central Laboratory: Our Austin central laboratory is located in our Phase I unit and supports the Phase I operations in Austin, Texas. This laboratory performs clinical chemistry assays on volunteer specimens to ensure that each subject qualifies for the study and is not adversely affected by a drug. Having our laboratory in the same facility as the volunteers speeds our response time to assess unexpected outcomes. This laboratory also serves as a central laboratory for small to medium size Phase II through IV multicenter studies.

Global Central Laboratories: Based in Highland Heights, Kentucky and Brussels, Belgium, our global central laboratories provide highly standardized efficacy and safety testing services with customized results databases for pharmaceutical and biotechnology companies engaged in clinical drug development as well as government-funded studies. We focus on providing long-term, large-scale studies where laboratory measurement of clinically relevant endpoints is critical. Our global central laboratories can provide these services worldwide within 24 to 48 hours from the time a patient’s blood is drawn.

Bioanalytical Laboratories: We provide bioanalytical services through GLP-compliant laboratories in Richmond, Virginia and Middleton, Wisconsin. Our bioanalytical laboratories analyze biological fluid samples from animal and human clinical studies. The latter studies include those conducted by our Phase I unit as well as those conducted on behalf of our clients from Phase I through Phase IV for drug and metabolite content and concentration. We currently have more than 1,500 validated assays available for our clients’ use in conducting laboratory analyses. Our laboratories also process fluid samples for preclinical studies. Our bioanalytical methods include gas chromatography/mass spectrometry (GC/MS), liquid chromatography/mass spectrometry (LC/MS), high performance liquid chromatography (HPLC), gas chromatography (GC), radioimmunoassay (RIA) and enzyme-linked immunosorbent assay (ELISA). Support services include handling HIV-positive samples, managing data for pharmacokinetic studies from multi-center trials and archiving samples and data.

GMP Laboratory: We provide product analysis laboratory services through our GMP-compliant laboratory in Middleton, Wisconsin. Our product analysis services include inhalation, biopharmaceutics, dissolution, stability and microbiology studies. These studies are necessary to characterize dosage form release patterns and stability under various environmental conditions in the intended package for marketing. These evaluations must be carried out from preclinical testing through Phase IV and the resulting data maintained over the commercial life of a product. New formulations, as well as generics and prescription products going to over-the counter status, such that they no longer require physician prescription for consumer use, all require the same set of studies as the original dosage form.

We are one of a few full service companies able to offer our clients the advantages of bioanalytical, biomarker, product analysis and global central laboratory services, as well as Phase I clinical testing.

Phases II through IV Clinical Trial Management. The core of our development business is a comprehensive package of services for Phases II through IV clinical trials, which together with our other services, allows us to offer our clients an integrated package of clinical management services. We have significant clinical trials experience in the areas of:

General Areas of Expertise	Specific Areas of Expertise
Analgesia	Acute and chronic pain

Cardiovascular disease	Hypertension, angina pectoris, stroke, peripheral arterial disease

Central nervous disease	Schizophrenia, depression, epilepsy, chronic pain, anxiety, obsessive-compulsive disorders, panic disorders, insomnia, multiple sclerosis

Critical care	Sepsis, ARDS (acute respiratory distress syndrome)

Dermatology	Wound healing, acne, hair loss, psoriasis

Gastroenterology	Duodenal ulcer, gastric ulcer, gastro-esophogeal reflux disease, H.pylori, nonsteroidal anti-inflammatory drug-induced ulcers, inflammatory bowel disease, irritable bowel disease

Genitourinary	Incontinence, sexual dysfunction

Hematology	Leukemia, hemophilia, lymphoma, myeloma, anemia

HIV/AIDS	Primary disease, treatment/prophylaxis of opportunistic infections

Infectious disease	Pneumonia, sinusitis, ear infections, swimmer’s ear, chronic bronchitis, urinary tract infection, skin and soft tissue infection, vaginal infections, thrush, athlete’s foot, ringworm, fungal blood infections, childhood and adult vaccines

Metabolic/endocrine disease	Diabetes, growth hormone

Oncology	Prostate, colorectal, breast, lung, brain and other cancers

Pulmonary/allergy	Asthma, allergic rhinitis

Rheumatology/Immunology	Rheumatoid arthritis, osteoarthritis, lupus, gout, psoriasis

Urology	Sexual dysfunction, urinary incontinence, overactive bladder

Virology	Herpes simplex, chronic hepatitis B, chronic hepatitis C, genital herpes, respiratory syncytial virus, influenza

Women’s health	Osteoporosis, hormone replacement therapy

We conduct clinical trials through a project team. A project manager supervises all aspects of the conduct of the clinical trial, while our clinical research associates are in the field monitoring the trial at the various investigational sites. Within this project-oriented structure, we can manage every aspect of Phase II through IV clinical trials. The services that we offer to initiate clinical trials include protocol development, case report form design, feasibility studies, investigator selection, recruitment and training, site initiation and monitoring, patient enrollment strategies, development of training materials for investigators and training of clients’ staff.

We monitor our clinical trials in compliance with government regulations and guidelines. We have adopted global standard operating procedures intended not only to satisfy regulatory requirements in the United States and in many foreign countries, but also to serve as a tool for controlling and enhancing the quality of our clinical trials. All of our standard operating procedures comply with good clinical practices, or GCP, requirements and the International Conference on Harmonization, or ICH, standards. The FDA has adopted these standards in their guidance documents and, more recently, the members of the European community and Japan have codified these standards into their clinical research regulations. We compile, analyze, interpret and submit data generated during clinical trials in report form to the FDA or other relevant regulatory agencies for purposes of obtaining regulatory approval. We also provide consulting on the conduct of clinical trials for simultaneous regulatory submissions to multiple countries.

We provide our clients with one or more of the following Phase II through IV clinical trial management services, using parallel processing to accelerate the development process:

Study Design. We serve our clients in the critical area of study design by applying our experience in the preparation of study protocols and case report forms.

Investigator Recruitment. During clinical trials, physicians at hospitals, clinics or other locations supervise administration of the drug to patients. We recruit these physicians, who are also referred to as investigators, to participate in clinical trials. We are continually looking for new investigator sites, particularly those that complement our primary therapeutic areas.

Study Monitoring. We provide study-monitoring services, which include investigative site initiation, patient enrollment assistance and data collection through subsequent site visits. We have monitored many clinical trials, including a number of very large studies. For example, we have an extensive history of working with the National Institutes of Health, particularly with the National Institute of Allergy and Infectious Diseases, or NIAID. We have more than 15 years experience working as the Clinical Site Monitoring Group for the Division of AIDS, or DAIDS, at NIAID. The initial contract requirements were for monitoring services; however, this has been expanded to include GCP training for the sites and quality management. In connection with our work with NIAID, since 2000, we have conducted nearly 5,000 interim site visits which involved chart review, pharmacy assessments, site operation assessments and regulatory file reviews for approximately 500 protocols.

In July 2005, we were awarded a five-year contract with DAIDS for HIV Clinical Research Management Support, which includes, but is not limited to: clinical site assessment; clinical site preparation; clinical trial operational assistance; external quality assurance; training, general, logistical and administrative services to assist the DAIDS/NIAID in the management of its clinical research program; and information management activities. This program involves domestic and international sites.

Clinical Data Management and Biostatistical Analysis. We provide clients with assistance in areas such as sample size determination, case report form design and production, database design and construction, fax-based monitoring and electronic data capture. We also provide statistical analysis and summaries, including interim and final analyses, data safety monitoring board summaries and presentations, NDA preparation, electronic production and presentations and defense services to regulatory authorities.

Medical Writing and Regulatory Services. We provide planning services for product development, including preclinical review, consulting and clinical protocol development. These activities are complemented by report writing, program management and regulatory services designed to reduce overall development time.

Safety/Pharmacovigilance. We provide both pre-approval and post-approval pharmacovigilance services to the pharmaceutical and biotechnology industry. For example, we are now processing an average of more than 3,000 reports per month globally on adverse events that are serious, non-serious or of special interest. We specialize in the real-time processing of event reports necessary for non-biased, independent third party adjudication and have managed adjudicated safety studies of up to 25,000 patients.

Post-Approval Services and Market Development Support. We provide custom-designed post-approval services as well as programs to help develop markets for products still under development for pharmaceutical, biotechnology and medical device clients. In 2003 we created a dedicated team of clinical, marketing and health outcomes experts to help companies with pre-launch (Phase II through IIIb) and post-approval (Phase IV) programs to develop products as well as the markets for new products and extend market value of existing products. The portfolio of services we offer in this area includes health outcomes, large-volume Phase IV monitored studies, registries and observational studies, medical information, professional call center services, writing and editorial services, risk management services, Rx-to-OTC switch programs and online marketing and education.

Applying advanced technologies and experience, we combine health outcomes, such as epidemiology, psychometrics and economics, with clinical research to measure and compare risks, benefits and economic and quality-of-life impacts of drug therapies. Our Phase IV monitoring studies can produce valuable safety and efficacy data analysis as well as provide information for patient education programs. Our registries and observational studies collect real-world data on how the product is used once approved and released in the broader patient population and used in a non-controlled setting. Data can be used to determine actual prescriber use or treatment patterns, to collect potential safety signals for further investigation, and to evaluate effectiveness and patient quality of life. Our patient adherence programs can optimize real-world outcomes and indicate ways to help enhance proper use of the drug by the physician and patient. We also provide Rx-to-OTC switch programs, transitioning prescription products to OTC programs. Our online marketing and education services provide our clients with proprietary web sites for disseminating medical information to physicians and consumers, online market research and other product marketing services for a variety of clinical specialties.

Device Testing. Through our 2003 acquisition of a medical device testing company, we expanded our service offerings to support clinical trials for the medical device industry, with a focus on cardiovascular stents. Our device services include study design, regulatory consulting, global trial management, data management, biostatistics and documentation development. Using PPD GlobalView, our proprietary web-based software, we have a leading position for long-term registries of permanent implantable cardiovascular devices. This software can also perform electronic data collection, or EDC, for our clients.

eClinical Initiatives. Our eClinical initiatives offer efficiencies, enhanced quality and improved communications with our clients. In 2005, we globally deployed a project milestone and resource management tool which helps project managers provide efficient and cost-effective study management with quality deliverables. Our new clinical trial management system, providing web-based, real-time access to study data from anywhere in the world, is being used across our Phase II-III studies and we plan to expand its use into Phase IV studies in early 2006. In 2005, we saw significant growth in our remote data capture business using the remote data capture, or RDC, system of Oracle® Clinical. We have reworked our processes to increase the efficiencies this toolset offers. Coupled with PPD Patient Profile, we offer our clients graphical display of real-time study data. Our PPD DirectConnect™ web portals are now supporting over 320 client studies with more than 5,500 users across approximately 90 pharmaceutical, biotechnology, clinical laboratory and government clients. This technology has become a core part of how we provide secure, timely access to key study information to our clients. We continue to expand our use of a web-based document management system supporting our data management, safety and clinical operations businesses. This system enables us to flexibly resource project teams worldwide. Now equipped with electronic signature capability, we are able to realize further document workflow efficiencies.

Informatics. Our informatics division, known as CSS Informatics, delivers specialized software products and technical consulting services to support many aspects of the pharmaceutical research and development process, including drug discovery, clinical trials, regulatory review and pharmacovigilance. Our informatics clients include international and domestic pharmaceutical and biotechnology companies and government agencies, including the FDA. Our current informatics software products include:

•	PPD Patient Profiles, which streamlines patient data review and provides graphical displays of complex research data;

•	TableTrans™, which automates data transformation and integration;

•	eLoader™, which streamlines and automates loading of external data into Oracle Clinical;

•	CAVS (Computer Aided Validation System), which streamlines the test development and execution process;

•	OC2SDS, which converts trial data to submission-ready data sets that follow standards recently adopted by the FDA; and

•	E2B ICSR Browser, which allows companies to configure and create individual case study reports, or ICSRs, for any drug safety software system, transmit them to regulators and partners, and monitor the transmission status, all with real-time e-mail alerts.

A primary focus of our informatics division is to provide consulting services to help pharmaceutical, biotechnology and medical device companies assess and resolve clinical data management and safety system challenges, such as integrating and customizing systems, migrating clinical and safety data, providing computer systems validation services that include compliance evaluation and updating or replacing legacy systems to meet regulatory guidance. We provide expertise on the Oracle Pharmaceutical Application and PhaseForward suites of products with a full range of support services including installation, training, validation, technical support and custom development. Also, leveraging the PPD technical infrastructure, we provide Application Service Provider, or ASP, hosting services for the entire Oracle Pharmaceutical Application suite of products.

Clients and Marketing

We provide a broad range of discovery and development services and products to help pharmaceutical, biotechnology, medical device companies and government organizations develop compounds, drugs and devices, and gain regulatory approval in the markets in which they plan to sell these products. We believe PPD is recognized among our clients as a well-established, global contract research organization.

Client Identification and Mix

Our Development Group provides Phase I to Phase IV clinical development and post-approval services. We market these services in the Americas, Europe, Africa, the Middle East, Asia and Australia. We believe that the key differentiators that help us win development business from pharmaceutical and biotechnology companies and government organizations include our global infrastructure, quality-driven execution based on ongoing training, quality assurance and control practices, and cross-functional groups with dedicated therapeutic expertise. Through our medical device development group, we offer clinical trial services and regulatory expertise to device companies, including a number of the leading cardiovascular device manufacturers and pharmaceutical companies developing adjunct therapies. In addition, our post-approval services combine clinical, marketing and health outcomes expertise to help pharmaceutical, biotechnology and device companies develop markets for new products and increase the life cycle of existing products.

From a geographic perspective, 69.6% of our Development Group’s net revenues in 2005 were derived from the United States, with the balance primarily coming from Europe and Latin America. For additional information on the geographic distribution of our net revenue, see Note 17 to the Notes to Consolidated Financial Statements included elsewhere in this report.

Our Discovery Sciences Group offers services and technologies to select drug candidates for clinical evaluation. This nonclinical and preclinical group primarily targets clients in the pharmaceutical and biotechnology industries. In addition, we perform research on compounds that we own or license and through our compound risk-sharing collaborative relationships. For the year ended December 31, 2005, all of our Discovery Sciences Group revenues were generated in the United States.

For the year ended December 31, 2005, total net revenue for all of our services were derived from various industries approximately as follows:

Source	Percentage of Net Revenue
Pharmaceutical	62.3%
Biotechnology and other	34.1%
Government	3.6%

For purposes of classifying net revenue, we define pharmaceutical to include companies with the majority of their research and development related to chemical entities and biotechnology to include companies with the majority of their research and development related to biologically engineered compounds. Other includes companies primarily focused upon medical devices, diagnostics and generic formulations. We refer to the Standard Industry Classification, or SIC, codes for publicly traded companies to determine their classification.

Concentration of business among large customers is not uncommon in our industry. We believe that our diverse client mix, in which no single client in 2005 accounted for more than 10% of our net revenues, limits our exposure to significant risks associated with industry consolidation and major product cancellations. However, we have experienced higher concentration in the past and might experience it in the future. Approximately 35.5% of our 2005 net revenues were derived from clients headquartered outside the United States, in particular in Europe and Japan. Approximately 29.2% of our 2005 net revenues were generated from services provided by our employees located in countries outside the United States. See Note 17 to the Notes to Consolidated Financial Statements included elsewhere in this report for the breakdown of this revenue.

Marketing Strategy

With a primary focus on large pharmaceutical and biotechnology companies, we promote our nonclinical and preclinical work through concentrated business development efforts, localized scientist-to-scientist communications and our centralized corporate marketing programs. In addition, we believe our reputation in the biopharmaceutical industry assists in securing repeat business and new clients for our specialized nonclinical and preclinical oncology and diabetes services. In 2005, we also initiated business development efforts to support our newly acquired biomarker discovery sciences business.

For our development services and products other than informatics, we use corporate marketing to support the efforts of our centralized business development staff calling on pharmaceutical, biotechnology and device companies. Our sales teams focus on client segments and service areas. In addition, while service area representatives call on particular buying groups within a given biopharmaceutical or device client, our general account managers are responsible for coordinating our provision of services to the client across our portfolio of services. The informatics group uses its technology experts to communicate directly with clients for new business.

The top 25 publicly traded pharmaceutical companies ranked by research and development expenses in 2004 accounted for 88% of research and development spending in 2004, so we concentrate on these companies. The top 50 publicly traded biotechnology companies accounted for nearly 92% of the biotechnology research and development expenditures in 2004. To appropriately focus our sales and marketing efforts among biotechnology companies, we consider additional factors such as the stage of a drug’s development and the financial stability of a potential client’s business.

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

Our core global marketing and corporate communications activities continue to be primarily web-based. Our initiatives include online advertising and directory listings on predominant industry web sources; interactive web-based education and information programs, including web conferences and web casts; direct e-mail campaigns; and electronic newsletters. With client, media and analyst feedback, we redesigned our web site for improved navigation and use, and added new search optimization tools to help drive traffic to the site. In addition, we integrate client presentations and sales materials, a global speakers’ bureau, media relations, marketing at professional trade shows and corporate materials to reinforce key messages and selling points. We encourage and sponsor the participation of our personnel in a variety of professional endeavors, including the presentation of papers at national and international professional trade meetings and the publication of scientific articles in medical and pharmaceutical journals. Through these presentations, publications and additional promotion via our web site, we seek to further our reputation for professional excellence.

Backlog

Our backlog consists of anticipated net revenue from contracts, letters of intent and verbal commitments that either have not started but are anticipated to begin in the near future, or are in process and have not been completed. Amounts included in backlog represent future revenue and exclude revenue that has been recognized previously in our statement of operations. Net revenue is defined as professional fee income, or gross revenue, less fees and associated reimbursements. Once contracted work begins, net revenue is recognized over the life of the contract. Our backlog was $1.80 billion in net revenues at December 31, 2005, compared to $1.29 billion in net revenues at December 31, 2004.

We believe that our backlog as of any date is not necessarily a meaningful predictor of future results because backlog can be affected by a number of factors, including the size and duration of contracts, many of which are performed over several years, and the changes in labor utilization that typically occur during a study. Additionally, contracts relating to our clinical development business may be subject to early termination by the client, and clinical trials can be delayed or canceled for many reasons, including unexpected test results, safety concerns or regulatory developments. Also, the scope of a contract can change significantly during the course of a study. If the scope of a contract is revised, the adjustment to backlog occurs when the revised scope is approved by the client. For these and other reasons, we might not fully realize our entire backlog as net revenue.

Intellectual Property

We believe that patents, trademarks, copyrights and other proprietary rights are important to our business. We also rely on trade secrets, know-how, continuing technological innovations and licensing opportunities to develop and maintain our competitive position.

We actively seek patent protection both in the United States and abroad. As of December 31, 2005, we owned or co-owned 21 issued U.S. patents and 33 pending U.S. patent applications. Our issued U.S. patents primarily relate to our proprietary anti-tumor compounds, dapoxetine and methods of its use, our biomarkers and methods of their use, and HIV drug target gene sequences. Our pending U.S. patent applications primarily relate to proprietary genomic and genetic information, biomarker discovery information, chemical compounds, clinical development business methods and software. We have filed or plan to file applications in other countries corresponding to most of our U.S. applications. As of December 31, 2005, we had 10 granted and 48 pending foreign filings, including six pending Patent Cooperation Treaty, or PCT, filings.

We also have obtained licenses to other patents from academic institutions and pharmaceutical companies. As of December 31, 2005, we had exclusive license rights to two issued U.S. patents and four granted foreign filings, as well as one pending foreign filing.

Pursuant to the terms of the Uruguay Round Agreements Act, patents issued from applications filed on or after June 8, 1995, have a term of 20 years from the date of filing, no matter how long it takes for the patent to issue. Because patent applications in the pharmaceutical industry often take a long time to issue, this method of patent term calculation can result in a shorter period of patent protection afforded to us compared to the prior method of term calculation (17 years from the date of issue). Under the Drug Price Competition and Patent Term Restoration Act of 1984 and the Generic Animal Drug and Patent Term Restoration Act of 1988, a patent that claims a product, use or method of manufacture covering drugs may be extended for up to five years to compensate the patent holder for a portion of the time required for FDA review. However, we might not be able to take advantage of the patent term extension provisions of this law.

In addition, we rely on trade secrets and continuing technological innovation, which we try to protect with reasonable business procedures for maintaining trade secrets, including confidentiality agreements with our collaborators, employees and consultants. We also have numerous trademark registration applications pending in the United States and other jurisdictions throughout the world.

Employees

At December 31, 2005, we employed approximately 8,000 professionals, of whom approximately 7,775 were in the Development Group, approximately 100 were in the Discovery Sciences Group and the remainder served in corporate operations functions. Of our staff, approximately 525 hold Ph.D., M.D., Pharm.D. or D.V.M. degrees and approximately 1,175 hold other masters or other postgraduate degrees. None of our employees are subject to a collective bargaining agreement. We believe that our relations with our employees are good.

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

Competition

The drug and medical device development outsourcing industry consists of hundreds of smaller, limited-service providers and a number of full-service global development companies. In recent years, the industry has experienced some consolidation and a group of large, full-service competitors has emerged. For example, in 2004, consolidation continued with the merger of PharmaNet, Inc. into SFBC International, Inc. and the merger of Inveresk Research Group, Inc. into Charles River Laboratories International, Inc. In addition, PRA International, Inc. completed an initial public offering in 2004. Although there were no material combinations in 2005, recent consolidation continues to generate intense competition among industry competitors for clients, geographic markets and acquisition candidates. Additional business combinations by competitors or clients could have a significant impact on the competitive landscape of the drug development outsourcing industry.

In addition to competing with a number of other global, full-service companies, our Development Group and Discovery Sciences Group also compete against some medium-sized companies, in-house research and development departments of pharmaceutical and biotechnology companies, universities and teaching hospitals. Newer, smaller entities with specialty focuses, such as those aligned to a specific disease or therapeutic area, compete aggressively against larger companies for clients. Increased competition might lead to price and other forms of competition that could adversely affect our operating results.

Providers of outsourced drug and medical device development services and products compete on the basis of a number of factors, including reputation for on-time quality performance, expertise and experience in specific therapeutic areas, scope of service offerings, staff expertise and qualifications, price, strengths in various geographic markets, technological expertise and systems, data management capabilities, ability to acquire, process, analyze and report data in a time-saving, accurate manner and ability to manage large-scale clinical trials both domestically and internationally. In addition, providing clinical development services can be labor-intensive, and we compete with our peers for a limited pool of professionals to provide these services. Although there can be no assurance that we will continue to do so, we believe that we compete favorably in these areas.

As a general matter, the drug development services industry is not capital-intensive and the financial costs of entry into the industry are relatively low. Despite recent consolidation, this industry remains highly fragmented, with several hundred smaller, limited-service providers and a small number of full-service companies with global capabilities. Although there are few barriers to entry for smaller, limited-service providers, we believe there are significant barriers to becoming a global provider offering a broad range of services and products. These barriers include:

•	the cost and experience necessary to develop broad therapeutic expertise;

•	the ability to manage large, global, complex clinical trials;

•	the ability to deliver high quality services consistently for large drug development projects;

•	the experience to prepare regulatory submissions throughout the world; and

•	the infrastructure and knowledge to respond to the global needs of clients.

For specialty areas such as drug information and professional contact center services, informatics and analytical laboratory services, our Development Group competes in a market that has a myriad of niche providers as well as larger established firms. For the most part, these niche providers offer specialty services and products with a focus on a specific geographic region, a particular service or function and/or a specific stage or phase of drug development. By contrast, we provide our services on a global basis across functional areas.

The outsourced preclinical research industry consists of a number of large providers and numerous smaller niche companies. Our Discovery Sciences Group faces significant competition from these companies, as well as competition from research teams funded internally by pharmaceutical and biotechnology companies. Our compound risk-sharing initiatives seek to help our clients increase the return on their research and development investments by sharing development costs and risks as well as potential future revenue streams from successful product launches. Many of these clients search for a collaborative partner through a competitive bidding process, which can include pharmaceutical, biotechnology and discovery platform and services companies, as well as venture capital firms and financial institutions. As such, there is significant competition for these opportunities, and our success will depend on our ability to identify and competitively bid for risk-sharing programs that are likely to be productive.

Government Regulation

Our clients are subject to extensive regulations by government agencies. Consequently, the services we provide for these clients must comply with relevant laws and regulations.

Prior to commencing human clinical trials in the United States, a company developing a new drug must file an IND with the FDA. The IND must include information about animal toxicity and distribution studies, manufacturing and control data, stability data and a clinical development plan for the coming year, and a study protocol for the initial proposed clinical trial of the drug or biologic in humans. If the FDA does not object within 30 days after the IND is filed, human clinical trials may begin. The study protocol must be reviewed and approved by the institutional review board, or IRB, in each institution in which a study is conducted and the IRB may impose additional requirements on the way in which the study is conducted in its institution.

Human trials usually start on a small scale to assess safety and then expand to larger trials to test both efficacy and safety in the target population. The trials are generally conducted in three phases, which sometimes overlap, although the FDA may require a fourth phase as a condition of approval. After the successful completion of the first three clinical phases, a company requests approval for marketing its product by submitting a NDA for a drug or a BLA for a biologic. The NDA/BLA is a comprehensive, multi-volume filing that includes, among other things, the results of all preclinical and clinical studies, information about how the product will be manufactured and tested, additional stability data and proposed labeling. The FDA’s review can last from six months to many years, with the average review lasting approximately 14 months. Once the NDA/BLA is approved, the product may be marketed in the United States subject to any conditions imposed by the FDA.

Laboratories such as ours that provide information included in IND applications and NDAs must conform to regulatory requirements that are designed to ensure the quality and integrity of the testing process. For example, our bioanalytical laboratories in Richmond, Virginia and Middleton, Wisconsin follow the FDA’s GLPs. These GLPs have also been adopted by the Ministry of Health in the United Kingdom and by similar regulatory authorities in other countries. Our product analysis lab in Middleton, Wisconsin also follows the FDA’s GMPs. Both GLPs and GMPs require standardization procedures for all equipment, processes and analytical tests, for recording and reporting data, and for retaining appropriate records. To help ensure compliance with GLPs and GMPs, we have established quality assurance at our laboratory facilities to audit test data, and we conduct regular inspections of testing procedures and our laboratory facilities.

In addition, laboratories that analyze human blood or other biological samples for the diagnosis and treatment of study subjects must comply with the Clinical Laboratory Improvement Act, or CLIA. CLIA requires laboratories to meet staffing, proficiency and quality standards. The laboratory in our Austin, Texas, facility and our central laboratory located in Kentucky are CLIA-certified. Both of these laboratories and our central clinical laboratory in Europe are accredited by the College of American Pathologists.

The industry standard for the conduct of clinical research is embodied in the FDA’s regulations for IRBs, investigators and sponsor/monitors, which collectively are termed the good clinical practices, or GCP, by industry, and the GCP guidelines issued by ICH, which have been agreed upon by industry and regulatory representatives from the United States, European Union, or EU, and Japan. Our global standard operating procedures are written in accordance with all FDA and ICH requirements. This enables our work to be conducted locally, regionally and globally to standards that meet all currently applicable regulatory requirements.

In the past several years, both the U.S. and foreign governments have become more concerned about the disclosure of confidential personal data. The EU prohibits the disclosure of personal confidential information, including medical information, to any entity that does not comply with certain security safeguards. Companies in the United States can satisfy these requirements by filing for safe harbor status according to a self-certification procedure agreed to by the EU and the United States. We registered for and have obtained this safe harbor status.

The Department of Health and Human Services has promulgated final regulations under the Health Insurance Portability and Accountability Act of 1996, or HIPAA, which governs the disclosure of confidential medical information in the United States. The Privacy Rule, which governs disclosure of confidential information, was effective beginning April 14, 2001, and all companies subject to the Privacy Rule were required to comply with its provisions on or before April 14, 2003. The Security Rule, which governs the security of electronic health information, was effective beginning April 21, 2003, and all companies subject to the Security Rule were required to comply with its provisions on or before April 21, 2005, except small health plans which must comply by April 21, 2006. We have had a global privacy policy in place since January 2001, which includes a designated privacy officer, and we believe that we comply with the current EU and HIPAA requirements. We will continue to monitor our compliance with these regulations and will take necessary steps to ensure continued compliance with these and other privacy regulations.

We are also subject to regulations enforced by the following agencies:

•	Occupational Safety and Health Administration;

•	Nuclear Regulatory Commission;

•	Environmental Protection Agency;

•	Department of Transportation;

•	International Civil Aviation Organization; and

•	Drug Enforcement Administration.

We also must comply with other related international, federal, state and local regulations that govern the use, handling, disposal, packaging, shipment, and receipt of certain drugs or unknown compounds, chemicals and chemical waste, toxic substances, bloodborne pathogens and bloodborne pathogen waste, and radioactive materials and radioactive waste. In order to comply with these regulations, we have provided procedures, necessary equipment, and ongoing training for our employees involved in these activities. To date, we have had no citations or fines from the above agencies.

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

Item 1A. Risk Factors

Risks Related to Our Discovery and Development Businesses

Changes in trends in the pharmaceutical and biotechnology industries could adversely affect our operating results.

Industry trends and economic and political factors that affect pharmaceutical, biotechnology and medical device companies and government entities that sponsor clinical research, also affect our business. For example, the practice of many companies in these industries and government organizations has been to hire companies like us to conduct large development projects. If these industries reduce their tendency to outsource those projects, our operations, financial condition and growth rate could be materially and adversely affected. In the past, mergers, product withdrawal and liability lawsuits, and other factors in the pharmaceutical industry appear to have slowed decision-making by pharmaceutical companies and delayed drug development projects. Continuation or increases in these trends could have an adverse effect on our business. In addition, numerous governments have undertaken efforts to control growing healthcare costs through legislation, regulation and voluntary agreements with medical care providers and pharmaceutical companies. If future regulatory cost-containment efforts limit the profits that can be derived on new drugs, our customers might reduce their drug discovery and development spending, which could reduce our revenue.

Our revenue depends on a small number of industries and clients.

We provide services and products to the pharmaceutical, biotechnology and medical device industries and government organizations that sponsor clinical trials, and our revenue is highly dependent on expenditures by these clients. Accordingly, our operations could be materially adversely affected by consolidation in these industries or other factors resulting in a decrease in the number of our potential customers. For example, if the number of our potential customers declines even further, they might be able to negotiate price discounts or other terms for our services and products that are less favorable to us than has historically been the case. We have experienced customer concentration in the past and could again in the future. The loss of business from a significant client could have a material adverse effect on our results of operations.

The majority of our customers’ contracts can be terminated upon short notice.

Most of our contracts for discovery and development services are terminable by the client upon 30 to 90 days’ notice. Clients terminate or delay their contracts for a variety of reasons, including but not limited to:

•	products being tested fail to satisfy safety requirements;

•	products have undesired clinical results;

•	the client decides to forego a particular study;

•	inability to enroll enough patients in the study;

•	inability to recruit enough investigators;

•	production problems cause shortages of the drug; and

•	actions by regulatory authorities.

The loss or delay of a large contract or multiple smaller contracts could adversely affect our operating results.

We might not be able to recruit and retain the experienced personnel we need to compete in the drug discovery and development industry.

Our future success depends on our ability to attract, retain and motivate highly skilled personnel.

Management

Our future success depends on the personal efforts and abilities of the principal members of our senior management and scientific staff to provide strategic direction, develop business, manage our operations and maintain a cohesive and stable work environment. For example, we rely on the services of Fredric N. Eshelman, Pharm.D. our chief executive officer. Although we have employment agreements with Dr. Eshelman and other executives, they are generally only for one year and do not assure that Dr. Eshelman or any other executive with whom we have an employment agreement will remain with us. We do not have employment agreements with all of our key personnel.

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

Scientists

Our ability to maintain, expand or renew existing business with our customers and to get business from new customers in both the drug development and the drug discovery areas also depends on our ability to hire and retain scientists with the skills necessary to keep pace with continuing changes in drug discovery and development technologies. We face the same risks, challenges and competition in attracting and retaining experienced scientists as we do with healthcare providers.

Our inability to hire additional qualified personnel might also require an increase in the workload for both existing and new personnel. We might not be successful in attracting new healthcare providers, scientists or management, or in retaining or motivating our existing personnel. The shortage of experienced healthcare providers and scientists, or other factors, might lead to increased recruiting, relocation and compensation costs for these professionals, which might exceed our expectations. These increased costs might reduce our profit margins or make hiring new healthcare providers or scientists impracticable. If we are unable to attract and retain any of these personnel, our ability to execute our business plan will be adversely affected.

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

Any failure by us to comply with existing regulations could harm our reputation and operating results.

Any failure on our part to comply with existing regulations could result in the termination of ongoing research or the disqualification of data for submission to regulatory authorities. This would harm our reputation, our prospects for future work and our operating results. For example, if we were to fail to verify that informed consent is obtained from patient participants in connection with a particular clinical trial or grant deviations from the inclusion or exclusion criteria in a study protocol, the data collected from that trial could be disqualified and we might be required to conduct the trial again at no further cost to our customer, but at a substantial cost to us. Furthermore, the issuance of a notice from the FDA based on a finding of a material violation by us of good clinical practice, good laboratory practice or good manufacturing practice requirements could materially and adversely affect us.

Proposed and future legislation or regulations might increase the cost of our business or limit our service or product offerings.

Federal or state authorities might adopt healthcare legislation or regulations that are more burdensome than existing regulations. For example, recent product safety concerns and the creation of the Drug Safety Oversight Board could change the regulatory environment for drug products, including the process for FDA product approval and post-market safety surveillance. These and other changes in regulation could increase our expenses or limit our ability to offer some of our services or products. For example, the confidentiality of patient-specific information and the circumstances under which it may be released for inclusion in our databases or used in other aspects of our business are subject to substantial government regulation. Additional legislation or regulation governing the possession, use and dissemination of medical record information and other personal health information might require us to implement new security measures that require substantial expenditures or limit our ability to offer some of our services and products. These regulations might also increase costs by creating new privacy requirements for our informatics business and mandating additional privacy procedures for our clinical research business.

We might lose business opportunities as a result of healthcare reform.

Numerous governments have undertaken efforts to control growing healthcare costs through legislation, regulation and voluntary agreements with healthcare providers and drug companies. Healthcare reform could reduce demand for our services and products, including potential drug candidates that are being developed by us or with others under our risk-sharing agreements, and, as a result, our revenue. In the last several years, the U.S. Congress has reviewed several comprehensive health care reform proposals. The proposals are intended to expand healthcare coverage for the uninsured and reduce the growth of total healthcare expenditures. The U.S. Congress has also considered and may adopt legislation that could have the effect of putting downward pressure on the prices that pharmaceutical and biotechnology companies can charge for prescription drugs. Any such legislation could cause our discovery and development customers to spend less on research and development. If this were to occur, we would have fewer business opportunities for our development and discovery service business, which could reduce our earnings and the development of particular compounds, might be discontinued. Similarly, pending or future healthcare reform proposals outside the United States could negatively impact our revenues from our international operations.

The drug discovery and development services industry is highly competitive.

The drug discovery and development services industry is highly competitive. We often compete for business not only with other drug discovery and development companies, but also with internal discovery and development departments within our clients, some of which are large pharmaceutical and biotechnology companies with greater resources than we have. We also compete with universities and teaching hospitals. If we do not compete successfully, our business will suffer. The industry is highly fragmented, with numerous smaller specialized companies and a handful of full-service companies with global capabilities similar to ours. Increased competition might lead to price and other forms of competition that might adversely affect our operating results. As a result of competitive pressures, our industry experienced consolidation in recent years. This trend is likely to produce more competition among the larger companies for both clients and acquisition candidates. In addition, there are few barriers to entry for smaller specialized companies considering entering the industry. Because of their size and focus, these companies might compete effectively against larger companies such as us, which could have a material adverse impact on our business.

Our business has experienced substantial expansion in the past and we might not properly manage that expansion in the future.

Our business has expanded substantially in the past. Rapid expansion could strain our operational, human and financial resources and facilities. If we fail to properly manage our expansion, our results of operations and financial condition might be negatively affected. In order to manage expansion, we must, among other things, do the following:

•	continue to improve our operating, administrative and information systems;

•	accurately predict our future personnel, resource and facility needs to meet our commitments;

•	track the progress of ongoing projects; and

•	attract and retain qualified management, sales, professional, scientific and technical operating personnel.

In addition, we have numerous business groups, subsidiaries and divisions. If we cannot properly manage these groups, subsidiaries or divisions, it will disrupt our operations. We also face additional risks in expanding our foreign operations. Specifically, we might find it difficult to:

•	assimilate differences in foreign business practices;

•	hire and retain qualified personnel; and

•	overcome language and cultural barriers.

Future acquisitions or investments could disrupt our ongoing business, distract our management and employees, increase our expenses and adversely affect our business.

We anticipate that a portion of any future growth of our business might be accomplished by acquiring existing businesses, products or technologies. The success of any acquisition will depend upon, among other things, our ability to integrate acquired personnel, operations, products and technologies into our organization effectively, to retain and motivate key personnel of acquired businesses and to retain their customers. In addition, we might not be able to identify suitable acquisition opportunities or obtain any necessary financing on acceptable terms. We might also spend time and money investigating and negotiating with potential acquisition or investment targets, but not complete the transaction. Any future acquisition could involve other risks, including the assumption of additional liabilities and expenses, issuances of potentially dilutive equity securities or interest-bearing debt, transaction costs, reduction in our stock price as a result of any of these or because of market reaction to a transaction and diversion of management’s attention from other business concerns.

We have made and plan to continue to make investments in other companies. In many cases, there is no public market for the securities of these companies and we might not be able to sell these securities on terms acceptable to us, if at all. In addition, if these companies encounter financial difficulties, we might lose all or part of our investment. For example, in 2003, 2004 and 2005 we recorded impairments of equity investments, net, totaling $10.1 million, $2.0 million and $5.9 million, respectively, to write down the carrying value of our investments for other-than-temporary declines in value. See Note 6 to the Notes to Consolidated Financial Statements included elsewhere in this report for a more detailed discussion of these impairments.

The fixed price nature of our development contracts could hurt our operating results.

The majority of our contracts for the provision of development services are at fixed prices or have set limits on the amounts we can charge for our services. As a result, variations in the timing and progress of large contracts can materially affect results. In addition, we bear the risk of cost overruns unless the scope of activity is revised from the contract specifications and we are able to negotiate a contract modification with the customer shifting the cost overrun to the customer. If we fail to adequately price our contracts, or if we experience significant cost overruns, our operating results could be materially adversely affected. In the past, we have had to commit unanticipated resources to complete projects, resulting in lower gross margins on those projects. We might experience similar situations in the future, which could have a material adverse impact on our operating results.

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

Our drug discovery and development activities involve the controlled use of potentially harmful biological materials, as well as hazardous materials, chemicals and various radioactive compounds. We cannot completely eliminate the risk of accidental contamination or injury from the use, storage, handling or disposal of these materials. In the event of contamination or injury, we could be held liable for damages that result, and any liability could exceed our ability to pay. Any contamination or injury could also damage our reputation, which is critical to getting new business. In addition, we are subject to federal, state and local laws and regulations governing the use, storage, handling and disposal of these materials and specified waste products. The cost of compliance with these laws and regulations is significant and if changes are made to impose additional requirements, these costs could increase and have an adverse impact on our financial condition and results of operations.

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

Because we provide our discovery and development services worldwide, our business is subject to risks associated with doing business internationally. Our revenue from our non-U.S. operations represented approximately 29.2% of our total revenues for the year ended December 31, 2005. We anticipate that revenue from international operations will grow in the future. Accordingly, our future results could be harmed by a variety of factors, including:

•	changes in foreign currency exchange rates, which could result in foreign currency losses;

•	changes in a specific country or region’s political or economic conditions;

•	potential negative consequences from changes in tax laws affecting our ability to expatriate profits;

•	difficulty in staffing and managing widespread operations, including risks of violations of local laws or the U.S. Foreign Corrupt Practices Act by employees overseas; and

•	unfavorable labor regulations, including specifically those applicable to our European operations.

For example, in 2005 our income from operations was negatively impacted by approximately $5.1 million, net, due to the effect of the weakening of the U.S. dollar relative to the euro, British pound and Brazilian real. Although we attempt to manage this risk through provisions in our contracts with our customers and other methods, including foreign currency hedging contracts, we might not be able to eliminate or manage these risks in the future and our income from operations could be materially and adversely affected by a further decline in the value of the U.S. dollar.

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

Any patents that we own or license might not provide valuable protection in the future for the covered technology or products. Our patent applications might never result in the issuance of a patent. Competitors might develop similar products or methods that are not covered by our issued patent claims. In addition, an issued patent might be narrowed or invalidated by a court challenge. The value of an issued patent could also be diminished if a patent is issued to a competitor that blocks our ability to use our patented technology. If blocked, we might be forced to stop using some or all of the technology or to license technology from third parties on unfavorable terms.

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

It takes many years for a drug discovery business like ours to generate revenue and income. We established our drug discovery group in 1997 and have only limited experience with these activities and might not be successful in our drug discovery efforts. Generating revenue and income from our drug discovery business will depend on our ability to:

•	develop products internally or obtain rights to them from others on favorable terms;

•	successfully complete laboratory testing and human studies;

•	obtain and maintain intellectual property rights to these products;

•	obtain and maintain regulatory approvals related to the efficacy and safety of these products;

•	enter into agreements with third parties to continue the development and commercialization of drug candidates; and

•	enter into arrangements with third parties to manufacture products on our behalf and to provide sales and marketing functions.

Since 1997, we have entered into collaborative agreements to develop and commercialize drugs with others. Our ability to succeed in our drug discovery business will depend on successfully executing existing and any new arrangements we enter into for the development and commercialization of a drug candidate. The third parties that we collaborate with might not perform their obligations as expected or they might breach or terminate their agreements with us or otherwise fail to conduct their collaborative activities successfully and in a timely manner. Further, parties collaborating with us might elect not to develop the product candidates or not to devote sufficient resources to the development, manufacture, regulatory strategy and approvals, marketing or sale of these product candidates. If the parties to our collaborative agreements do not fulfill their obligations, elect not to develop a candidate or fail to devote sufficient resources to it, we could be materially and adversely affected.

We are dependent on third parties for certain essential business functions for our risk-sharing arrangements, and failures of these third party providers could materially adversely affect our business, financial condition and results of operations.

We and some of our collaborative partners are dependent on third parties for certain functions associated with the development and commercialization of our potential drug candidates, including manufacturing and marketing and sales. Our dependence on third parties for these services might adversely affect us and our ability to develop and commercialize a drug candidate on a timely and competitive basis. If we or our collaborative partners are unable to retain or replace third-party providers of required services on commercially acceptable terms, our potential drug candidates might be delayed and might not be developed and commercialized as planned, if at all. If we encounter delays or failures by these third parties to perform, we might have to seek alternative sources of supply, lose sales or abandon a drug candidate, and our business, financial condition and results of operations could be materially and adversely affected.

We might not be able to obtain government approval for our product candidates.

The development and commercialization of pharmaceutical products are subject to extensive governmental regulation in the United States and foreign countries. Government approvals are required to develop, market and sell the potential drug candidates we are developing alone or with others under our risk-sharing arrangements. Obtaining government approval to develop, market and sell drug candidates is time-consuming and expensive, and the clinical trial results for a particular drug candidate might not satisfy requirements to obtain government approvals. For example, in late 2005, ALZA Corporation, our collaborator on dapoxetine, received a “not approvable” letter from the FDA. In addition, governmental approvals might not be received in a timely manner, if at all, and we and our collaborative partners might not be able to meet other regulatory requirements for our products. Even if we are successful in obtaining all required approvals to market and sell a drug candidate, post-marketing requirements and the failure to comply with other regulations could result in suspension or limitation of government approvals.

In connection with drug discovery activities outside the United States, we and our collaborators will be subject to foreign regulatory requirements governing the testing, approval, manufacture, labeling, marketing and sale of pharmaceutical products. These requirements vary from country to country. Even if approval has been obtained for a product in the United States, approvals in foreign countries must be obtained prior to marketing the product in those countries. The approval process in foreign countries may be more or less rigorous and the time required for approval may be longer or shorter than that required in the United States. Clinical studies conducted outside of any particular country may not be accepted by that country and the approval of a pharmaceutical product in one country does not assure that the product will be approved in another country.

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

Incurring significant expenses for a potential drug candidate that is not successfully developed and/or commercialized could have a material adverse effect on our business, financial condition, prospects and stock price.

Our operations might be affected by the occurrence of a natural disaster or other catastrophic event.

We depend on our customers, investigators, collaboration partners, our own laboratories and other facilities for the continued operation of our business. Although we have contingency plans in effect for natural disasters or other catastrophic events, these events, including terrorist attacks, hurricanes and ice storms, could still disrupt our operations or those of our customers, investigators and collaboration partners, which could also affect us. Even though we carry business interruption insurance policies and typically have provisions in our contracts that protect us in certain events, we might suffer losses as a result of business interruptions that exceed the coverage available under our insurance policies or for which we do not have coverage. Any natural disaster or catastrophic event affecting us or our customers, investigators or collaboration partners could have a significant negative impact on our operations and financial performance.

Our development operations might be affected if there was a disruption to the air travel system.

Our specialty central laboratories and some of our other discovery and development services rely heavily on air travel for transport of clinical trial kits, other materials and people, and disruption to the air travel system could have a material adverse effect on our business. While we have developed contingency plans for a variety of events that could disrupt or limit available air transportation, these plans might not be effective or sufficient to avert such a material adverse effect.

Risks Related to Owning Our Stock

You might not receive any dividends, and the reduction or elimination of dividends might negatively affect the market price of our common stock.

We only began paying dividends as a public company in late 2005. Future dividend payments are not guaranteed and are within the absolute discretion of our Board of Directors. You might not receive any dividends as a result of any of the following factors:

•	we are not obligated to pay dividends;

•	while our dividend policy contemplates the distribution of a portion of the excess cash generated by our business each fiscal quarter, our Board of Directors could modify or revoke the policy at any time and for any reason;

•	even if the dividend policy is not modified or revoked, our Board of Directors could decide to reduce dividends or not to pay any dividends at all, at any time and for any reason;

•	the amount of dividends distributed is subject to state law restrictions;

•	new credit facilities or other agreements could limit the amount of dividends we are permitted to pay; and

•	our stockholders have no contractual or other legal right to dividends.

Our dividend policy is based upon our current assessment of the cash needs of our business and the environment in which it operates. That assessment could change due to, among other things, changes in our results of operations, cash requirements, financial condition, contractual restrictions, growth opportunities, acquisitions, competitive or technological developments, provisions of applicable law and other factors that our Board of Directors might deem relevant. The reduction or elimination of dividends might negatively affect the market price of our common stock.

Our dividend policy might limit our ability to pursue other growth opportunities.

Our Board of Directors has adopted a dividend policy which reflects an intention to distribute to our stockholders a portion of the cash generated by our business that exceeds our operating needs and capital expenditures as regular quarterly dividends. In developing the dividend policy, we have made assumptions for and judgments about our expected results of operations, anticipated levels of capital expenditures, income taxes and working capital. As a result of any payment made under the dividend policy, our ability to finance any material expansion of our business, including through acquisitions or increased capital spending, or to fund our operations might be more limited than if we had retained all of our cash flow from operations.

Recent changes to accounting standards could cause us to record significant compensation expense and could significantly reduce our GAAP earnings in future periods.

On December 16, 2004, the Financial Accounting Standards Board issued Statement No. 123 (revised 2004), Share-Based Payment. Beginning January 1, 2006, Statement 123(R) requires us to measure all employee stock-based compensation awards using a fair value method and record such expense in our consolidated financial statements. We expect the adoption of Statement 123(R) will have a material impact on our consolidated results of operations, cash flows and earnings in future periods, which could have a material adverse affect on the market price of our common stock. See “Stock-Based Compensation” in Note 1 to Notes to the Consolidated Financial Statements for information related to the pro forma effects on our reported net income and net income per share of applying the fair value recognition provisions of the previous SFAS No. 123 to stock-based compensation.

Because our stock price is volatile, our stock price could experience substantial declines.

The market price of our common stock has historically experienced and might continue to experience volatility. Our quarterly operating results, changes in general conditions in the economy or the financial markets and other developments affecting us or our competitors could cause the market price of our common stock to fluctuate substantially. In addition, in recent years, the stock market has experienced significant price and volume fluctuations. The stock market, and in particular for pharmaceutical and biotechnology companies, has also experienced significant decreases in value in the past. This volatility and market decline have affected the market prices of securities issued by many companies; often for reasons unrelated to their operating performance, and might adversely affect the price of our common stock.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

As of February 28, 2006, we had 62 offices located in 28 countries on six continents. All locations relate to our Development services, and the Morrisville, North Carolina and Menlo Park, California locations also house our Discovery Sciences services. Our principal executive offices are located in Wilmington, North Carolina. We own and operate four facilities, including a building in Leicester, England, a building in Kersewell, Scotland, a laboratory building in Brussels, Belgium and a building in Durham, North Carolina. We lease all of our other facilities. We own land in Wilmington, North Carolina, on which we are constructing a new corporate headquarters building and related parking facilities that we expect to begin occupying in early 2007. We also own land in Scotland on which we are constructing a new facility that we expect to begin occupying in September 2006. We believe that our facilities are adequate for our operations and that suitable additional space will be available when needed. The locations, approximate square footage and lease expiration dates of our operating facilities comprising more than 10,000 square feet as of February 28, 2006 were as follows:

Location	Approximate Square Footage	Lease Expiration Dates
Morrisville, North Carolina	398,000	8/31/09 - 11/30/16
Austin, Texas	386,000	3/31/06 - 6/30/15
Wilmington, North Carolina	224,000	4/30/07 - 8/31/09
Middleton, Wisconsin	167,000	7/31/10 - 11/30/11
Richmond, Virginia	79,000	8/31/09 - 8/31/14
Highland Heights, Kentucky Menlo Park, California	72,000 60,000	12/31/14 6/1/12
Granta Park, United Kingdom	48,000	6/25/19
Blue Bell, Pennsylvania	43,000	8/31/10
Sao Paulo, Brazil	43,000	9/09/06 - 7/31/10
Brussels, Belgium	28,000	9/30/08
San Diego, California	28,000	3/31/10
Johannesburg, South Africa	21,000	9/30/09
Munich, Germany	20,000	11/30/08
Madrid, Spain	17,000	8/01/07
Maisons Alfort, France	17,000	11/09/10
Hamilton, New Jersey	16,000	5/31/07
Columbia, Maryland Buenos Aires, Argentina Prague, Czech Republic Mexico City, Mexico Rockville, Maryland	15,000 14,000 13,000 13,000 12,000	7/31/08 8/18/08 9/23/11 9/30/11 12/31/10
Milan, Italy	12,000	3/31/06
New Hope, Minnesota	12,000	6/30/07
Warsaw, Poland	12,000	9/30/07
Karlsruhe, Germany	11,000	1/14/15

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

Item 4. Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2005.

Executive Officers

The following table contains information concerning our executive officers as of February 28, 2006:

Name	Age	Position(s)
Fredric N. Eshelman., Pharm.D.	57	Vice Chairman, Chief Executive Officer
Fred B. Davenport, Jr.	54	President, Assistant Secretary
Paul S. Covington, M.D.	50	Executive Vice President – Development
Linda Baddour	47	Chief Financial Officer, Treasurer, Assistant Secretary
Colin Shannon	46	Executive Vice President – Global Clinical Operations
William W. Richardson	53	Senior Vice President – Global Business Development

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

Fred B. Davenport, Jr. is our President and Assistant Secretary. Mr. Davenport joined us as General Counsel in December 1996. Mr. Davenport was promoted to Executive Vice President in January 2001 and to President in January 2002. Prior to his employment by us, Mr. Davenport was a partner in the Wilmington, North Carolina law firm of Murchison, Taylor, and Gibson, L.L.P., which he joined in 1977. Mr. Davenport was also a member of the faculty of the University of North Carolina at Wilmington’s Cameron School of Business Administration from 1982 to 1991.

Paul S. Covington, M.D. is our Executive Vice President – Development. Dr. Covington joined us in September 1991 as a Medical Director. He was promoted from Senior Vice President to his current position in January 2002. He is board certified in internal medicine and licensed in North Carolina and Alabama. Prior to joining us, Dr. Covington was in private practice in Clanton, Alabama from 1985 to 1990 where he served as Chief of Staff and Director of Critical Care and Cardiopulmonary Disease for the local hospital. From 1991 to 1992, he was Medical Director for the Birmingham site of Future Healthcare Research Centers.

Linda Baddour is our Chief Financial Officer, Treasurer and Assistant Secretary. Ms. Baddour joined us in December 1995. Ms. Baddour was promoted to Chief Accounting Officer in 1997 and to Chief Financial Officer in 2002. Prior to her employment by us, Ms. Baddour was the Controller for Cooperative Bank from 1980 to 1995. Ms. Baddour is a Certified Public Accountant.

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

William W. Richardson is our Senior Vice President – Global Business Development. Prior to joining us in November 2005, Mr. Richardson served as Executive Vice President of Sales for Mylan Bertek Pharmaceuticals Inc. from 2000 to 2005. He was President and Chief Executive Officer of Bertek Pharmaceuticals Inc. from 1996 to 2000. He began his career as Sales Manager for Dow Hickam Pharmaceuticals and rose through its ranks to serve as President and CEO from 1992 to 1996.

PART II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is traded under the symbol “PPDI” and is quoted on the Nasdaq National Market System. The following table sets forth the high and low prices, adjusted to give effect to our two-for-one stock split in February 2006, for shares of our common stock, as reported by the National Association of Securities Dealers, Inc., for the periods indicated. These prices are based on quotations between dealers, which do not reflect retail mark-up, mark-down or commissions.

	2004		2005
	High	Low	High	Low
First Quarter	$15.94	$13.37	$24.29	$19.95
Second Quarter	$16.67	$13.70	$25.34	$21.82
Third Quarter	$18.60	$14.77	$30.36	$23.14
Fourth Quarter	$22.07	$17.71	$33.67	$26.84

Holders

As of February 28, 2006, there were approximately 63,200 holders of our common stock.

Dividends

On October 3, 2005, our Board of Directors declared a special one-time cash dividend for our shareholders in the amount of $0.50, as adjusted to give effect to our February 2006 two-for-one stock split, on each outstanding share of common stock. This special one-time cash dividend was paid in the fourth quarter of 2005. Our Board of Directors also adopted an annual cash dividend policy under which we intend to pay an aggregate annual cash dividend of $0.10 on each outstanding share of common stock, payable quarterly at a rate of $0.025 per share, as adjusted to give effect to our February 2006 two-for-one stock split. We paid the first quarterly cash dividend under our annual dividend policy in the fourth quarter of 2005. The annual cash dividend policy and the payment of future quarterly cash dividends under that policy are not guaranteed and are subject to the discretion of and continuing determination by our Board of Directors that the policy remains in the best interests of our shareholders and in compliance with applicable laws.

Equity Compensation Plans

The information required by Item 5 of Form 10-K regarding equity compensation plans is incorporated herein by reference to “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters”.

Item 6. Selected Financial Data

The following table represents selected historical consolidated financial data. The statement of operations data for the years ended December 31, 2003, 2004 and 2005 and balance sheet data at December 31, 2004 and 2005 are derived from our audited consolidated financial statements included elsewhere in this report. The statement of operations data for the years ended December 31, 2001 and 2002, and the balance sheet data at December 31, 2001, 2002 and 2003 are derived from audited consolidated financial statements not included in this report. The historical results are not necessarily indicative of the operating results to be expected in the future. The selected financial data should be read together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and notes to the financial statements included elsewhere in this report.

Consolidated Statement of Operations Data (in thousands, except per share data):

	Year Ended December 31,
	2001	2002(1)	2003(1)	2004	2005(1)
Net revenues	$460,633	$608,657	$726,983	$841,256	1,037,090

Operating expenses (2)	388,041	500,212	651,963	690,622	847,612
Gain on sale/exchange of assets (3)	—	—	(5,738)	—	(5,144)
Restructuring charges (4)	—	—	1,917	2,619	—

Total operating expenses	388,041	500,212	648,142	693,241	842,468

Income from operations	72,592	108,445	78,841	148,015	194,622
Impairment of equity investments, net (5)	—	(33,787)	(10,078)	(2,000)	(5,928)
Other income, net	5,414	3,989	2,482	3,830	9,035

Income before provision for income taxes	78,006	78,647	71,245	149,845	197,729
Provision for income taxes	28,747	38,645	24,935	50,957	66,246

Income before equity in net loss of investee	49,259	40,002	46,310	98,888	131,483
Equity in net loss of investee, net of income taxes	92	105	—	—	—

Net income	$49,167	$39,897	$46,310	$98,888	131,483

Net income per common share:
Basic	$0.48	$0.36	$0.42	$0.88	$1.15

Diluted	$0.47	$0.36	$0.41	$0.87	$1.13

Weighted average number of common shares outstanding:
Basic	103,378	109,420	111,548	112,696	114,664
Dilutive effect of stock options	1,610	1,266	1,024	1,112	1,770

Diluted	104,988	110,686	112,572	113,808	116,434

Consolidated Balance Sheet Data (in thousands):
	As of December 31,
	2001	2002	2003	2004	2005
Cash, cash equivalents and short-term investments	$143,173	$181,224	$110,102	$249,368	319,820
Working capital (6)	152,829	187,696	156,602	257,103	327,638
Total assets	465,400	692,120	779,181	975,201	1,151,148
Long-term debt and capital lease obligations, including current portion (7)	3,074	8,406	7,662	6,970	24,302
Shareholders’ equity	302,635	440,337	512,521	635,310	742,224
Dividends paid (8)	—	—	—	—	60,684

(1)	For 2002, 2003 and 2005, results of operations for acquisitions which occurred during the year are included in our consolidated results of operations as of and since the effective date of the acquisitions. For further details, see Note 2 to Notes to Consolidated Financial Statements.

(2)	For 2003, operating expenses include a $65.0 million cash payment to Eli Lilly & Company to acquire Lilly’s patents to dapoxetine.
(3)	For 2003, gain on sale of assets related to the restructuring of our Discovery Sciences segment. For 2005, gain on exchange of assets related to the acquisition of substantially all the assets of SurroMed, Inc.’s biomarker business. For further details, see “Restructuring Charges and Gain on Sale of Assets” in Note 1 to Notes to Consolidated Financial Statements.
(4)	For 2003 and 2004, restructuring charges related to the restructuring of our Discovery Sciences segment. For further details, see “Restructuring Charges and Gain on Sale of Assets” in Note 1 to Notes to Consolidated Financial Statements.
(5)	For 2002, 2003, 2004 and 2005, impairment of equity investments, net includes charges to earnings for other-than-temporary declines in the fair market value of our investments. For further details, see Note 6 to Notes to Consolidated Financial Statements.
(6)	Working capital equals current assets minus current liabilities.
(7)	For 2005, long-term debt includes $17.1 million that we borrowed under our existing unsecured revolving credit facility to finance the construction of our new headquarters building in Wilmington, North Carolina.
(8)	The Board of Directors declared a special one-time cash dividend in the amount of $0.50, as adjusted to give effect to our February 2006 two-for-one stock split, on each outstanding share of common stock in the fourth quarter of 2005. The Board of Directors also adopted an annual dividend policy in the fourth quarter of 2005 and paid the first quarterly cash dividend in that quarter.

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

Forward-looking Statements

This Form 10-K contains forward-looking statements within the meaning of the federal securities laws. These statements relate to future events or our future financial performance. Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events or performance, expectations, predictions, assumptions and other statements that are not statements of historical facts. In some cases, you can identify forward-looking statements by terminology such as “might”, “will”, “should”, “expect”, “plan”, “anticipate”, “believe”, “estimate”, “predict”, “intend”, “potential” or “continue”, or the negative of these terms, or other comparable terminology. These statements are only predictions. These statements rely on a number of assumptions and estimates that could be inaccurate and that are subject to risks and uncertainties. Actual events or results might differ materially due to a number of factors, including those listed in “Potential Volatility of Quarterly Operating Results and Stock Price” and in “Item 1A. Risk Factors”. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.

Executive Overview

Our revenues are dependent on a relatively small number of industries and clients. As a result, we closely monitor the market for our services. For a discussion of the trends affecting our market, see “Item 1. Business—Trends Affecting the Drug Discovery and Development Industry”. Although we cannot forecast the demand for CRO services in 2006, we believe the traditional market drivers for our industry are intact. In 2006, we will continue to focus on delivering timely, high quality services to our clients and on our business development efforts in our core markets. We have historically conducted a significant amount of government-sponsored research, and in July 2005 we were awarded a new five-year contract to provide comprehensive research management and support to the National Institute of Allergy and Infectious Disease, or NIAID, Division of AIDS. NIAID is a component of the National Institutes of Health, an agency of the U.S. Department of Health and Human Services. The aggregate value of this contract is $245 million, of which approximately $43 million is expected to be for subcontractor costs, $25 million for travel costs and other reimbursed out-of-pockets and the remaining $177 million for Development segment revenue. We plan to continue our efforts to win new business in this significant market.

For 2006, we believe there are specific opportunities for continued growth in certain areas of our business. Our Latin American and European Phase II through IV units had strong operating and financial performance in 2005 and we believe there will be opportunities to continue this growth in these regions. Following the completion of our new 300-bed Phase I clinic in Austin, Texas in April 2005, we continued to experience solid demand for these services. Designed to accommodate up to an additional 30 beds if needed, we believe our state-of-the-art clinic and ability to service large, complex studies should allow us to continue winning business in this arena and enable us to fully utilize our expanded Phase I facilities. Similarly, in 2005, the demand for our bioanalytical and GMP services increased and we are planning expansions and new services for our GMP laboratory facilities over the next two years. We have continued to invest in scientific equipment in our bioanalytical laboratory and now have 63 liquid chromatography/mass spectrometry, or LCMS, systems in this laboratory to process fluid samples for preclinical studies.

We review various metrics to evaluate our financial performance, including period-to-period changes in backlog, new authorizations, cancellation rates, revenue, margins and earnings. In 2005, we had record new authorizations of $1.8 billion, an increase of 46% over 2004. The cancellation rate for 2005 was 17% compared to 22% in 2004. On a net basis, authorizations were up 55% in 2005 compared to 2004. Backlog grew 39% from $1.3 billion as of December 31, 2004 to $1.8 billion as of December 31, 2005. Backlog by client type as of December 31, 2005 was 50% pharmaceutical, 33% biotech and 17% government/other. Backlog by client type as of December 31, 2004 was 58% pharmaceutical, 28% biotech and 14% government/other. The change in the composition of our backlog from 2004 to 2005 is primarily the result of an increase in new authorizations from biotechnology companies and the addition of the large government contract mentioned above. Net revenue by client type for the year ended December 31, 2005 was 62% pharmaceutical, 28% biotech and 10% government/other compared to 65% pharmaceutical, 25% biotech and 10% government/other in 2004. The additional revenue from the biotechnology sector resulted from the increase in new biotechnology authorizations discussed above. Top therapeutic areas by net revenue for the year ended December 31, 2005 were anti-infective/anti-viral, oncology, central nervous system, circulatory/cardiovascular and endocrine/metabolic. For a detailed discussion of our revenue, margins, earnings and other financial results for the year ended December 31, 2004, see “Results of Operations—Year Ended December 31, 2004 versus Year Ended December 31, 2005” below.

Capital expenditures for the year ended December 31, 2005 totaled approximately $109.9 million. These capital expenditures were for land and building costs for a new corporate headquarters facility in Wilmington, North Carolina, computer software and hardware, scientific equipment for our Phase I and laboratory units and a new corporate aircraft. We made these investments to support our growing businesses and continued to implement a number of initiatives throughout 2006 to improve the efficiencies of our operations. For 2006, we expect to spend between $175 million and $180 million for capital expenditures. In addition to the $101 million expected to be spent in 2006 for the ongoing construction of our new headquarter building and related parking facility in Wilmington, North Carolina and the $9 million to complete the construction of our new building in Scotland, the majority of the remaining forecasted capital expenditures is related to up-fit costs for facilities, information technology related expenditures and additional lab equipment.

As of December 31, 2005, we had $319.8 million of cash, cash equivalents and short-term investments and continue to generate cash from operations. Because of our cash position and free cash flow, in late 2005, our Board of Directors declared a special one-time cash dividend and adopted a policy to pay annual cash dividends. The annual cash dividend policy and the payment of future cash dividends are not guaranteed and are subject to the discretion of and continuing determination by our Board of Directors that the policy remains in the best interests of our shareholders and in compliance with applicable laws.

In February 2005, we acquired substantially all of the assets of SurroMed, Inc.’s biomarker business. This acquisition expanded our Discovery Sciences segment by adding biomarker discovery and patient sample analysis to the services offered by us. Our preclinical oncology facility had a solid performance in 2005 and is now offering models to support diabetes drug development. Our Discovery Sciences segment also includes our compound partnering arrangements. These collaborations allow us to leverage our resources and global drug development expertise to create new opportunities for growth and to share the risks and potential rewards of drug development with our clients. For a background discussion of our compound collaborations, see “Item 1. Business – Our Services – Our Discovery Sciences Group – Compound Programs”.

In 2005, we had mixed results on our two primary compound partnering programs. On the positive front, we made significant progress on the dipeptidyl peptidase, or DPP4, collaboration with Takeda San Diego,

Inc. (formerly Syrrx, Inc.). In March 2005, we completed the Phase Ib study in patients for the first DPP4 inhibitor and initiated the Phase II program for that inhibitor in April. We also commenced the Phase I first in man study for the second DPP4 inhibitor in April 2005. In July 2005, we entered into an agreement under which Takeda San Diego acquired the development and commercialization rights to all DPP4 inhibitors previously granted to us under the collaboration agreement between PPD and Syrrx. Under the new agreement, Takeda San Diego paid us a $15.0 million up-front payment in the third quarter of 2005 and assumed the responsibility for funding all future expenses associated with the development and commercialization of the DPP4 inhibitor program. In January 2006, Takeda announced that the lead DPP4 candidate entered Phase III clinical development, and under our agreement with Takeda San Diego, we will be entitled to receive a $15.0 million milestone payment on the dosing of the twentieth patient in the Phase III trials. We will also be entitled to receive other potential development milestone payments of up to an aggregate of $70.5 million upon the occurrence of specified clinical and regulatory milestones, and if a DPP4 product is ever approved for sale, royalties on net sales of any such product as well as sales-based milestones up to an aggregate of $33.0 million upon the achievement of specified sales thresholds. Our agreement with Takeda San Diego also provides that we will be the sole provider of clinical and bioanalytical services for Phase II and Phase III trials of DPP4 inhibitors conducted in the U.S. and Europe. We do not know if or when Takeda will obtain regulatory approval for a DPP4 inhibitor in the United States or any other country. As a result, we do not know if we will ever receive any further milestone payments or royalties on any such DPP4 inhibitors. For additional information on the agreement with Takeda San Diego, see our Current Reports on Form 8-K filed on July 18, 2005 and October 10, 2005.

With regard to our collaboration with ALZA Corporation on dapoxetine, an investigational compound for the treatment of premature ejaculation, in February 2005, the FDA accepted ALZA’s NDA and we received the $10.0 million payment for this milestone in March 2005. However, as announced in October 2005, ALZA received a not approvable letter from the FDA on the dapoxetine NDA. Under our license agreement with ALZA, we are entitled to receive future payments if regulatory milestones are achieved and royalty payments if dapoxetine is approved for sale. Although ALZA notified the FDA that it will continue the global development program and intends to resubmit the NDA, we do not know if or when ALZA will obtain regulatory approval for dapoxetine in the United States or any other country. As a result, we do not know if we will ever receive any future dapoxetine milestone payments or royalties.

We are committed to our compound partnering strategy and believe it is an innovative way to use our cash resources and drug development expertise to drive mid- to long-term shareholder value. For 2006, we will continue to work on our existing collaborations and evaluate new opportunities in this arena.

Acquisitions

In February 2005, we completed our acquisition of substantially all of the assets of SurroMed, Inc.’s biomarker business. The assets acquired by us consist of equipment, fixtures, leasehold improvements, software and contracts. The biomarker business supports drug discovery and drug development by identifying biomarkers using biological, chemical and bioinformatics expertise and technologies. In exchange for the assets, we surrendered to SurroMed for cancellation all shares of preferred stock of SurroMed we held. As additional consideration for the acquisition, we assumed approximately $3.4 million of SurroMed liabilities under capital leases and additional operating liabilities, and guaranteed repayment of up to $1.5 million under a SurroMed bank loan. We recognized a pre-tax gain on the exchange of assets of $5.1 million. The biomarker business is part of the Discovery Sciences segment. For further details regarding this acquisition, see Note 2 to the Notes to Consolidated Financial Statements.

Investments

In January 2004, we purchased 5.0 million shares of Accentia Biopharmaceuticals, Inc. Series E convertible preferred stock for $5.0 million. Accentia is a specialty biopharmaceutical company focused on the development and commercialization of late-stage clinical products in the areas of respiratory disease and oncology. In connection with our investment in 2004, we also received a Class A and Class B warrant, each to purchase up to an additional 5.0 million shares of Series E convertible preferred stock for $1.00 per share. We exercised the Class A warrant in January 2005 and the Class B warrant in August 2005. In October 2005, Accentia completed its initial public offering of 2.4 million shares of common stock for $8.00 per share. Upon completion of the initial public offering, our 15 million shares of Series E convertible preferred stock were converted to 4,270,323 shares of Accentia’s common stock.

In March 2005, Takeda Pharmaceutical Company Limited completed its acquisition of Syrrx, Inc., at which time we owned $25.0 million in preferred stock of Syrrx. Takeda paid us $25.0 million in April 2005 for our preferred stock in accordance with Syrrx’s certificate of incorporation.

In September 2005, we became a limited partner in Bay City Capital Fund IV L.P., a venture capital fund formed for the purpose of investing in life sciences companies. We have committed to invest up to a maximum of $10.0 million in the Bay City Fund IV. Capital calls through December 31, 2005 were $1.9 million. Our capital commitment expires in June 2009. We anticipate that the balance of our capital commitment will be invested in the fund through a series of future capital calls made over the remaining period of our commitment.

In April 2000, we purchased 1.0 million shares of Spotlight Health Series C convertible preferred stock for $5.0 million and subsequently guaranteed a $2.0 million line of credit. In June 2005, we purchased 970,873 shares of Spotlight Health’s Series D convertible preferred stock at $1.03 per share for a total investment of $6.0 million. We recorded a charge to earnings for an other-than-temporary decline in the fair market value of its investment of $3.9 million in 2003. As a result of several unexpected project delays and cancellations by its customers, Spotlight Health notified us in August 2005 that it was unable to continue as a going concern and was liquidating its assets. During the third quarter of 2005, we recorded a $3.8 million loss relating to our investment in Spotlight Health and the loan guarantee.

In December 2002, we purchased 150,000 shares of Oriel Therapeutics, Inc. Series A convertible preferred stock for $0.15 million. We also received, as part of the purchase, a warrant to purchase an equal number of shares of stock offered by Oriel Therapeutics in its next round of financing at a discount. In April 2003, we exercised the warrant for 150,000 shares of Oriel Therapeutics Series B convertible preferred stock for $0.24 million. At the same time, we also purchased an additional 255,000 shares of Oriel’s Series B for $0.51 million. In March 2004, we loaned Oriel $0.9 million in the form of secured debt convertible into Oriel Therapeutics’ Series B preferred stock at $2.00 per share. The loan is secured by a first lien on Oriel’s assets. In June 2005, we loaned Oriel an additional $0.35 million and received a warrant to purchase shares offered by Oriel Therapeutics in a future equity financing transaction. We loaned Oriel an additional $0.15 million in November 2005, bringing our total investment to $2.3 million. Oriel Therapeutics is a privately held company pursuing the development of technology to improve drug delivery in the treatment of respiratory and pulmonary diseases.

As a result of management’s quarterly evaluations of our equity investments, during 2005, we recorded charges to earnings for other-than-temporary declines in the fair market value of our investment in Spotlight Health of $3.8 million, Oriel Therapeautics of $1.8 million and BioDelivery Sciences International, Inc. of $0.3 million. See Note 6 to the Notes to Consolidated Financial Statements for a more detailed discussion of these investments.

Restructuring Charge

In 2004, we recorded a $2.6 million restructuring charge associated with exiting our chemistry facility in Research Triangle Park, North Carolina. These charges include lease payments and termination costs, net of sublease rentals, of approximately $2.1 million and a loss on sale of assets used in our chemistry services of approximately $0.5 million. The lease termination liability will be paid over the remaining life of the lease, which expires in 2015.

New Business Authorizations and Backlog

New business authorizations, which are sales of our services, are reflected in backlog when we enter into a contract or letter of intent or receive a verbal commitment. Authorizations can vary significantly from quarter to quarter and contracts generally have terms ranging from several months to several years. We recognize revenue on these authorizations as services are performed. Our new authorizations for the years ended December 31, 2003, 2004 and 2005 were $1.1 billion, $1.2 billion and $1.8 billion, respectively.

Our backlog consists of new business authorizations for which the work has not started but is anticipated to begin in the future, and contracts in process that have not been completed. As of December 31, 2005, the remaining duration of the contracts in our backlog ranged from one month to 165 months with an average duration of 32.1 months. Amounts included in backlog represent future revenue and exclude revenue that we have previously recognized. Once work begins on a project included in backlog, net revenue is recognized over the life of the contract as services are performed. Our backlog as of December 31, 2003, 2004 and 2005 was $1.1 billion, $1.3 billion and $1.8 billion, respectively. For various reasons discussed in “Item 1. Business – Backlog”, our backlog may never be recognized as revenue and is not necessarily a meaningful predictor of future performance.

Results of Operations

Revenue Recognition

We record revenue from contracts, other than time-and-material contracts, on a proportional performance basis in our Development segment. To measure performance on a given date, we compare direct costs incurred through that date to estimated total contract direct costs. We believe this is the best indicator of the performance of the contractual obligations because the costs relate primarily to the amount of labor incurred to perform the service. Changes to the estimated total contract direct costs result in a cumulative adjustment to the amount of revenue recognized. For time-and-material contracts in both our Development and Discovery Sciences segments, we recognize revenue as hours are worked, multiplied by the applicable hourly rate. For our Phase I and laboratory businesses, we recognize revenue from unitized contracts as subjects or samples are tested, multiplied by the applicable unit price.

In connection with the management of multi-site clinical trials, we pay, on behalf of our customers, fees to investigators and test subjects as well as other out-of-pocket costs for items such as travel, printing, meetings and couriers. Our clients reimburse us for these costs. As required by Emerging Issues Task Force 01-14, amounts paid by us as a principal for out-of-pocket costs are included in direct costs as reimbursable out-of-pocket expenses and the reimbursements we receive as a principal are reported as reimbursed out-of-pocket revenue. In our statements of operations, we combine amounts paid by us as an agent for out-of-pocket costs with the corresponding reimbursements, or revenue, we receive as an agent. During the years ended December 31, 2003, 2004 and 2005, fees paid to investigators and other fees we paid as an agent and the associated reimbursements were approximately $172.5 million, $226.9 million and $279.8 million, respectively.

Most of the contracts for our Development segment can be terminated by our clients either immediately or after a specified period following notice. These contracts typically require payment to us of expenses to wind down a study, fees earned to date and, in some cases, a termination fee or some portion of the fees or profit that we could have earned under the contract if it had not been terminated early. Therefore, revenue recognized prior to cancellation does not generally require a significant adjustment upon cancellation. If we determine that a loss will result from the performance of a fixed-price contract, the entire amount of the estimated loss is charged against income in the period in which such determination is made.

The Discovery Sciences segment also generates revenue from time to time in the form of milestone payments in connection with licensing of compounds. Milestone payments are only recognized as revenue if the specified milestone is achieved and accepted by the customer, and continued performance of future research and development services related to that milestone are not required.

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

Depreciation expenses consist of depreciation costs recorded on a straight-line method, based on estimated useful lives of 40 to 50 years for buildings, five years for laboratory equipment, two to five years for software, computers and related equipment and five to ten years for furniture and equipment, except for aircraft, which we depreciate over 30 years. We depreciate leasehold improvements over the shorter of the life of the relevant lease or the useful life of the improvement. We depreciate property under capital leases over the life of the lease or the service life, whichever is shorter.

Amortization expenses consist of amortization costs recorded on intangible assets on a straight-line method over the life of the intangible assets.

Year Ended December 31, 2004 Versus Year Ended December 31, 2005

The following table sets forth amounts from our consolidated financial statements along with the dollar and percentage change for the full year of 2004 compared to the full year of 2005.

(in thousands, except per share data)	Year Ended December 31,
	2004	2005	$ Inc (Dec)	% Inc (Dec)
Net revenue:
Development	$759,629	$921,802	$162,173	21.3%
Discovery Sciences	14,311	40,214	25,903	181.0
Reimbursed out-of-pockets	67,316	75,074	7,758	11.5

Total net revenue	841,256	1,037,090	195,834	23.3

Direct costs:
Development	376,439	460,306	83,867	22.3
Discovery Sciences	5,491	7,912	2,421	44.1
Reimbursable out-of-pocket expenses	67,316	75,074	7,758	11.5

Total direct costs	449,246	543,292	94,046	20.9

Research and development expenses	15,852	23,370	7,518	47.4
Selling, general and administrative expenses	195,670	240,700	45,030	23.0
Depreciation	28,609	39,127	10,518	36.8
Amortization	1,245	1,123	(122)	(9.8)
Gain on exchange of assets	—	(5,144)	(5,144)
Restructuring charges	2,619	—	(2,619)	(100.0)

Income from operations	148,015	194,622	46,607	31.5

Impairment of equity investments	(2,000)	(5,928)	(3,928)	196.4
Interest and other income, net	3,830	9,035	5,205	135.9

Income before taxes	149,845	197,729	47,884	32.0
Provision for income taxes	50,957	66,246	15,289	30.0

Net income	$98,888	$131,483	$32,595	33.0

Net income per diluted share	$0.87	$1.13	$0.26	29.9

Total net revenue increased $195.8 million to $1,037.1 million in 2005. The increase in total net revenue resulted primarily from an increase in our Development segment revenue. The Development segment generated net revenue of $921.8 million, which accounted for 88.9% of total net revenue for 2005. The 21.4% increase in Development net revenue was primarily attributable to an increase in the level of global CRO Phase II through IV services we provided in 2005 as compared to 2004.

The Discovery Sciences segment generated net revenue of $40.2 million in 2005, an increase of $25.9 million from 2004. The increase in the Discovery Sciences net revenue was mainly attributable to the $15.0 million up-front payment we received from Takeda San Diego in connection with the DPP4 agreement we entered into in July 2005 and the $10.0 million milestone payment we received from ALZA for the filing of the dapoxetine NDA. The remaining increase was primarily due to revenue generated by our biomarker business that we acquired from SurroMed. In 2004, we received a $5.0 million payment from ALZA in connection with an amendment to the dapoxetine out-license agreement.

Total direct costs increased $94.0 million to $543.3 million in 2005 primarily as the result of an increase in the Development segment direct costs. Development direct costs increased $83.9 million to $460.3 million in 2005. The primary reason for this increase was an increase in personnel costs of $63.6 million. Personnel costs increased due to hiring additional employees in our global CRO Phase II through IV division and increased costs in our foreign operations due to the weakening of the U.S. dollar. The remaining $20.3 million of this increase in Development direct costs primarily consisted of increased facility costs and higher subcontractor costs to support the growth in the global CRO Phase II through IV division.

Discovery Sciences direct costs increased $2.4 million to $7.9 million in 2005. The higher costs in 2005 related primarily to additional direct costs associated with the biomarker business acquired from SurroMed in February 2005.

R&D expenses increased $7.5 million to $23.4 million in 2005. R&D expenses increased primarily as a result of increased spending in the first half of the year in connection with the DPP4 program with Takeda San Diego, including a $2.5 million milestone payment made by us as a result of the commencement of the Phase II studies in April 2005. Based on the new DPP4 agreement with Takeda San Diego entered into in July 2005, Takeda San Diego is responsible for future development and commercialization costs for the DPP4 program. Thus, we do not expect to incur any material future R&D expense for the DPP4 program.

SG&A expenses increased $45.0 million to $240.7 million in 2005. As a percentage of total net revenue, SG&A expenses decreased slightly to 23.2% in 2005 compared to 23.3% in 2004. The increase in SG&A expenses in absolute dollars includes additional personnel costs of $28.0 million. The increase in personnel costs related to training costs for new personnel, higher levels of operations infrastructure to manage direct personnel and changes in utilization levels. The increase in SG&A costs also includes an increase of $5.1 million in travel costs due to training initiatives for new and existing operations personnel and higher administrative travel expense. In addition, SG&A costs include $4.7 million in recruiting costs to hire additional personnel and an increase of $2.8 million in facility costs related to the increase in personnel.

Depreciation expense increased $10.5 million to $39.1 million in 2005. The increase was related to the depreciation of the property and equipment we acquired to accommodate our growth. Capital expenditures were $109.9 million in 2005. Capital expenditures included $30.5 million for our new corporate aircraft, $18.0 million for our new corporate headquarters facility in Wilmington, North Carolina, $20.6 million for computer software and hardware and $14.7 million for additional scientific equipment for our Phase I and laboratory units.

Income from operations increased $46.6 million to $194.6 million in 2005. As a percentage of net revenue, income from operations increased to 18.8% in 2005 from 17.6% in 2004. Income from operations in 2005 included a $15.0 million up-front payment from Takeda San Diego in connection with the DPP4 agreement, a $10.0 million milestone payment related to the filing of the dapoxetine NDA and a $5.1 million gain on exchange of assets associated with the acquisition of SurroMed’s biomarker business. Income from operations in 2005 was negatively impacted by the increase in R&D expenses discussed above and by approximately $3.3 million due to foreign currency fluctuation, primarily the weakening of the U.S. dollar relative to the euro and Brazilian real. Although these currency movements increased net revenue in the aggregate, the negative impact on income from operations is attributable to dollar-denominated contracts for services rendered in countries other than the United States. In these cases, revenue is not impacted by the weakening of the U.S. dollar, but the costs associated with performing these contracts and maintaining the foreign infrastructure, which are paid in local currency, increase when translated to U.S. dollars resulting in lower operating profits. During 2005, we recorded a foreign currency hedging loss of $1.7 million, resulting in a net impact to income from operations of $5.0 million attributable to foreign currency transactions. Income from operations in 2004 includes a $5.0 million dapoxetine milestone payment from ALZA and a $2.6 million restructuring charge associated with exiting our chemistry facility in Research Triangle Park, North Carolina.

During 2005, we recorded charges to earnings for other-than-temporary declines in the fair market value of our investments in Spotlight Health of $3.8 million, Oriel Therapeutics of $1.8 million and BioDelivery Sciences International of $0.3 million. In August 2005, Spotlight Health notified us that it was unable to continue as a going concern and was liquidating its assets. The charge to earnings in the amount of $3.8 million consisted of our remaining equity investment of $2.2 million and a liability in the amount of $1.6 million based on the outstanding balance of Spotlight Health’s revolving line of credit which we guaranteed. The write-down of Oriel Therapeutics was based primarily on historical and projected performance and expected cash needs to continue the implementation of its business plan. The write-down of BioDelivery Sciences was based on a sustained decrease in the publicly quoted market price that we believe was other-than-temporary and BioDelivery Sciences’ limited cash resources.

During 2004, we recorded a charge to earnings for an other-than-temporary decline in the fair market value of our investment in Chemokine Therapeutics Corp. of $2.0 million. We deemed our investment in Chemokine to be impaired as a result of the issuance of shares to new investors at a lower valuation than our original investment.

Our provision for income taxes increased $15.3 million to $66.2 million in 2005. Our effective income tax rate for 2005 was 33.5% compared to 34.0% for 2004. The effective tax rate for the 2005 period was positively impacted by a $6.9 million reduction in our valuation allowance provided for the deferred tax asset relating to realized and unrealized investment losses. The reduction was a result of the utilization of capital loss carryforwards that previously had a valuation allowance recorded against them, recognition of capital gains for the SurroMed transaction, the $10.0 million dapoxetine NDA milestone payment and the $15.0 million Takeda San Diego up-front payment, projections of future capital gains, and recognition of ordinary investment losses. This reduction in the valuation allowance decreased the effective tax rate by 3.5%. During 2004, our effective tax rate was positively impacted by the $3.7 million tax benefit which we recorded as a result of the utilization of capital loss carryforwards that previously had a valuation allowance recorded against them. The remaining difference in our effective rates for 2004 and 2005 is due to the change in the geographic distribution of our pretax earnings among locations with varying tax rates.

Net income of $131.5 million in 2005 represents an increase of $32.6 million from $98.9 million in 2004. Net income per diluted share of $1.13 in 2005 represents a 29.9% increase from $0.87 net income per diluted share in 2004. Net income per diluted share for 2005 included $0.035 per share, net of tax, for the gain on exchange of assets associated with the acquisition of SurroMed’s biomarker business which was offset by $0.03 per share, net of tax, for impairment of equity investments.

Year Ended December 31, 2003 Versus Year Ended December 31, 2004

The following table sets forth amounts from our consolidated financial statements along with the dollar and percentage change for the full year of 2003 compared to the full year of 2004.

(in thousands, except per share data)	Year Ended December 31,
	2003	2004	$ Inc (Dec)	% Inc (Dec)
Net revenue:
Development	$654,019	$759,629	$105,610	16.1%
Discovery Sciences	15,479	14,311	(1,168)	(7.5)
Reimbursed out-of-pockets	57,485	67,316	9,831	17.1

Total net revenue	726,983	841,256	114,273	15.7

Direct costs:
Development	316,942	376,439	59,497	18.8
Discovery Sciences	7,741	5,491	(2,250)	(29.1)
Reimbursable out-of-pocket expenses	57,485	67,316	9,831	17.1

Total direct costs	382,168	449,246	67,078	17.6

Research and development expenses	74,941	15,852	(59,089)	(78.8)
Selling, general and administrative expenses	166,253	195,670	29,417	17.7
Depreciation	26,968	28,609	1,641	6.1
Amortization	1,633	1,245	(388)	(23.8)
Gain on sale of assets	(5,738)	—	5,738	(100.0)
Restructuring charges	1,917	2,619	702	36.6

Income from operations	78,841	148,015	69,174	87.7

Impairment of equity investments, net	(10,078)	(2,000)	8,078	(80.2)
Interest and other income, net	2,482	3,830	1,348	54.3

Income before taxes	71,245	149,845	78,600	110.3
Provision for income taxes	24,935	50,957	26,022	104.4

Net income	$46,310	$98,888	$52,578	113.5

Net income per diluted share	$0.41	$0.87	$0.46	112.2

Total net revenue increased $114.3 million to $841.3 million in 2004. The increase in total net revenue resulted primarily from an increase in our Development segment revenue. The Development segment generated net revenue of $759.6 million, which accounted for 90.3% of total net revenue for 2004. The 16.2% increase in Development net revenue was primarily attributable to an increase in the level of global CRO Phase II through IV services we provided in 2004 as compared to 2003. Net revenue for Development also increased by approximately $4.5 million due to the effect of the weakening of the U.S. dollar relative to the euro and the British pound based on 2004 revenue translated at the average exchange rates in 2003.

The Discovery Sciences segment generated net revenue of $14.3 million in 2004, a decrease of $1.2 million from 2003. The decrease in the Discovery Sciences net revenue was mainly attributable to the reduction in net revenue from chemistry services, which we stopped offering in the first quarter of 2004. In both 2003 and 2004, we received a $5.0 million dapoxetine milestone payment from ALZA.

Total direct costs increased $67.1 million to $449.2 million in 2004 primarily as the result of an increase in Development segment direct costs. Development direct costs increased $59.5 million to $376.4 million in 2004. The primary reason for this increase was an increase in personnel costs of $40.3 million. Personnel costs increased due to hiring additional employees in our global CRO Phase II through IV division, increased incentive compensation accruals and increased costs in our foreign operations due to the weakening of the U.S. dollar. In 2003, incentive compensation accruals were lower than our normal accrual levels as a result of our financial and operating performance in that period. The remaining $19.2 million of this increase in Development direct costs primarily consisted of higher facility costs related to the increase in personnel and higher subcontractor costs to support the growth in our business.

Discovery Sciences direct costs decreased $2.3 million to $5.5 million in 2004. The higher costs in 2003 related primarily to a $2.5 million milestone payment for dapoxetine to Eli Lilly & Company that did not occur again in 2004 because we acquired the dapoxetine patents from Lilly in December 2003.

Gross margin, defined as net revenue less direct costs divided by net revenue, from the Development segment was 50.4% in 2004 compared to 51.5% in 2003. The majority of this decrease was attributable to increased incentive compensation accruals and increased costs in our foreign operations due to the weakening of the U.S. dollar. The remaining variance relates to expected fluctuations from one period to another as a result of changes in labor utilization and the mix of service offerings involved in the hundreds of studies conducted during any period of time.

R&D expenses decreased $59.1 million to $15.9 million in 2004. In the fourth quarter of 2003, we acquired from Eli Lilly & Company the patents for the compound dapoxetine for development in the field of genitourinary disorders. We paid Lilly $65.0 million in cash and agreed to pay Lilly a royalty of 5% on annual sales of dapoxetine, if any, in excess of $800 million. The $65.0 million payment to Lilly was recorded to research and development expenses because dapoxetine was still in development and had not been approved for sale in any country. Excluding that payment, R&D expenses increased $5.9 million in 2004 compared to 2003 as a result of increased spending in connection with our existing compound partnering arrangements. The increased spending on compound partnering arrangements was offset by the decrease in functional genomics and chemistry R&D expense as we ceased providing the services in the third quarter of 2003 and first quarter of 2004, respectively. In 2003, R&D expenses for our functional genomics and chemistry services operations totaled $7.0 million.

SG&A expenses increased $29.4 million to $195.7 million in 2004. As a percentage of total net revenue, SG&A expenses increased slightly to 23.3% in 2004 compared to 22.9% in 2003. The increase in SG&A expenses includes additional personnel costs of $21.6 million. Personnel costs increased by $5.7 million, due to increased incentive compensation accruals and $4.4 million related to the foreign currency translation effect of the weakening U.S. dollar mentioned previously. The remaining $11.5 million increase in personnel costs related to training costs for new personnel, higher levels of operations infrastructure to manage direct personnel and changes in utilization levels. The increase in SG&A costs also includes an increase of $2.4 million for recruiting costs due to an increase in the number of new hires in 2004 compared to 2003 and $2.3 million in higher accounting and auditing fees due to new regulatory requirements.

Depreciation expense increased $1.6 million to $28.6 million in 2004. The increase was related to the depreciation of the property and equipment we acquired to accommodate our growth. Capital expenditures were $48.6 million in 2004. Capital expenditures primarily included additional spending in the Development segment on software, computer hardware, and additional scientific equipment for our Phase I and laboratory units and a $5.0 million purchase of land in connection with our plans to construct a new corporate headquarters facility in Wilmington, North Carolina.

Amortization expense decreased $0.4 million to $1.2 million in 2004 as a result of the decrease of $0.7 million in amortization expense for our intangible backlog related to the acquisition of MRL in 2002 becoming fully amortized in the first quarter of 2004. This was offset by an increase in amortization of $0.3 million related to the license agreement and royalty rights agreement in the Discovery Sciences segment that were placed into service during the second quarter of 2003 and the third quarter of 2004, respectively.

Income from operations increased $69.2 million to $148.0 million in 2004. As a percentage of net revenue, income from operations increased to 17.6% in 2004 from 10.8% in 2003. Income from operations in 2003 includes the $65.0 million payment to Lilly and a $1.9 million charge related to the restructuring of the Discovery Sciences segment partially offset by a $5.7 million gain on the sale of assets. The aggregate impact of these items was a $61.2 million reduction in income from operations for 2003. Income from operations in 2004 includes a $2.6 million restructuring charge associated with exiting our chemistry facility in Research Triangle Park, North Carolina. Income from operations in 2004 was also negatively impacted by approximately $7.6 million due to the effect of the U.S. dollar weakening relative to the euro, the British pound and the Brazilian real. During 2004, we recorded a foreign currency hedging gain of $2.7 million, resulting in a net impact to income from operations of $4.9 million attributable to foreign currency transactions. Although these currency movements increased net revenue in the aggregate, the negative impact on income from operations is attributable to dollar-denominated contracts for services rendered in countries other than the United States. In these cases, revenue is not impacted by the weakening of the U.S. dollar, but the costs associated with performing these contracts and maintaining the foreign infrastructure, which are paid in local currency, increase when translated to U.S. dollars resulting in lower operating profits.

During 2004, we recorded a charge to earnings for an other-than-temporary decline in the fair market value of our investment in Chemokine Therapeutics Corp. of $2.0 million. We deemed our investment in Chemokine to be impaired as a result of the issuance of shares to new investors at a lower valuation than our original investment.

During 2003, we recorded charges to earnings for other-than-temporary declines in the fair market value of our investments in SLIL Biomedical of $4.7 million, Spotlight Health of $3.9 million, Signature Bioscience (formerly Primecyte) of $0.2 million and BioDelivery Sciences of $1.4 million. We determined that SLIL and Signature Bioscience were impaired primarily as a result of the market condition of their respective industries, historical and projected performance and expected cash needs of the individual companies. We recorded the write-down of our investment in Spotlight Health primarily based on its historical and projected financial performance and issuance of shares to a new investor at a lower valuation. BioDelivery Sciences is a publicly traded company, so we based the write-down of our investment in that company on the closing price of its securities as of December 31, 2003. Although these securities had traded above cost for short periods of time throughout 2003, we believe that due to the uncertainty of BioDelivery Sciences’ strategic direction, the decline in value was other-than-temporary and therefore we recorded the charge to earnings. Prior to the third quarter of 2003, we recorded market fluctuations through other comprehensive income.

Our provision for income taxes increased $26.0 million to $51.0 million in 2004. Our effective income tax rate for 2004 was 34.0% compared to 35.0% for 2003. During the second quarter of 2004, our effective tax rate was positively impacted by a $3.7 million tax benefit which we recorded as a result of the utilization of capital loss carryforwards that previously had a valuation allowance recorded against them. The remaining difference in our effective rates for 2003 and 2004 is also due to the change in the geographic distribution of our pretax earnings among locations with varying tax rates.

Net income of $98.9 million in 2004 represents an increase of $52.6 million from $46.3 million in 2003. Net income per diluted share increased $0.46 to $0.87 in 2004 from $0.41 net income per diluted share in 2003. Net income for 2003 includes a charge of $10.1 million for impairment of equity investments. This charge, together with the payment to Lilly of $65.0 million and the restructuring charges of $1.9 million partially offset by the gain on sale of assets of $5.7 million, resulted in an aggregate impact of $44.8 million on 2003 net income, net of tax. Net income per diluted share of $0.41 in 2003 includes an aggregate impact of $0.40 earnings per share, net of tax, for the items mentioned above.

Liquidity and Capital Resources

As of December 31, 2005, we had $182.0 million of cash and cash equivalents and $137.8 million of short-term investments. Our expected primary cash needs on both a short- and long-term basis are for capital expenditures, including our new corporate headquarters facility, expansion of services, possible acquisitions, investments and compound collaborations, geographic expansion, dividends, working capital and other general corporate purposes. We have historically funded our operations and growth, including acquisitions primarily with cash flow from operations. Our cash and cash equivalents are invested in financial instruments that are rated A or better by Standard & Poor’s or Moody’s and earn interest at market rates.

In 2005, our operating activities provided $190.9 million in cash as compared to $179.3 million last year. The increase in cash flow from operations is primarily due to a $32.6 million increase in net income, an increase of $10.4 million in depreciation and amortization and an increase of $28.9 million in accrued income taxes. This increase was partially offset by the increase of $28.8 million in growth of receivables, decrease in growth of unearned income of $12.6 million and a decrease in growth of deferred income taxes of $13.0 million. In 2005, net cash provided by accrued income taxes increased $19.9 million due to an increase in pretax income. Also in 2005, net cash provided by accounts payable, other accrued expenses and deferred rent increased $27.9 million, including a $14.2 million increase in employee related accruals composed of incentive compensation accruals and accrued salary due to an increase in the number of employees within the company. An increase in net cash used by accounts receivable and unbilled services of $44.9 million in 2005 was partially offset by an increase in unearned income of $12.0 million. Fluctuations in receivables and unearned income occur on a regular basis as services are performed, milestones or other billing criteria are achieved, invoices are sent to clients, and payments for outstanding accounts receivable are collected from clients. Such activity varies by individual client and contract.

In 2005, we used $129.2 million in cash related to investing activities. We used cash for investing activities to purchase available-for-sale investments of $195.9 million, make capital expenditures of $109.9 million and purchase investments of $15.5 million. We generated cash in our investing activities through maturities and sales of available-for-sale investments of $163.1 million, the sale of our Syrrx preferred stock for $25.0 million and the sale of property and equipment of $4.0 million, primarily consisting of the sale of a tract of land to the City of Wilmington for $3.8 million. Our capital expenditures in 2005 primarily related to the purchase of a corporate aircraft for $30.5 million, construction costs associated with our new corporate headquarters building of $18.0 million, purchases of computer software and hardware for $20.6 million and the purchase of additional scientific equipment for our Phase I and laboratory units of $14.7 million. We expect our capital expenditures in 2006 will range from $175 million to $180 million. In addition to the $101 million expected to be spent in 2006 for the ongoing construction of our new headquarters building and the related parking facility in Wilmington, North Carolina and $9 million to complete the construction of our new building in Scotland, the majority of the remaining forecasted capital expenditures is related to up-fit costs for facilities of approximately $25 million, information technology related expenditures and additional laboratory equipment.

In 2005, we used $16.1 million in cash related to financing activities. We paid $60.7 million in dividends and repaid $1.8 million on capital lease obligations and $0.4 million on long-term debt. We generated $29.5 million in net proceeds from stock option exercises and purchases under our employee stock purchase plan and $17.1 million in borrowings under our revolving credit facility.

The following table sets forth amounts from our consolidated balance sheet affecting our working capital along with the dollar amount of the change from 2004 to 2005.

(in thousands)	Year Ended December 31,
	2004	2005	$ Inc (Dec)
Current assets
Cash and cash equivalents	$144,348	$182,000	$37,652
Short-term investments	105,020	137,820	32,800
Accounts receivable and unbilled services, net	265,067	303,386	38,319
Income tax receivable	6,321	14	(6,307)
Investigator advances	15,251	13,578	(1,673)
Prepaid expenses and other current assets	28,189	34,651	6,462
Deferred tax assets	10,867	11,435	568

Total current assets	$575,063	$682,884	$107,821

Current liabilities
Accounts payable	$12,863	$10,363	$(2,500)
Payables to investigators	43,726	43,126	(600)
Accrued income taxes	5,118	18,099	12,981
Other accrued expenses	101,714	119,304	17,590
Deferred tax liabilities	770	85	(685)
Unearned income	153,170	162,662	9,492
Current maturities of long-term debt and capital lease obligations	599	1,607	1,008

Total current liabilities	$317,960	$355,246	$37,286

Working capital	$257,103	$327,638	$70,535

Working capital as of December 31, 2005 was $327.6 million, compared to $257.1 million at December 31, 2004. The increase in working capital was due primarily to the increase in cash, short-term investments and accounts receivable and unbilled services. These increases were partially offset by the increase in accrued income taxes due to higher pretax income, an increase in other accrued expenses and an increase in unearned income. The number of days’ revenue outstanding in accounts receivable and unbilled services, net of unearned income, also known as DSO, improved to 34.1 days for the year ended December 31, 2005 from 40.0 days for the year ended December 31, 2004. DSO is calculated by dividing accounts receivable and unbilled services less unearned income by average daily gross revenue for the applicable period. Over the past three years, our DSO has fluctuated between 32.2 days and 42.2 days. The improvement in DSO in 2005 as compared to 2004 was due to a combination of improved contract terms and accounts receivable collection. We expect DSO will fluctuate in the future depending on contract terms, the mix of contracts performed within a quarter, the level of investigator advances and unearned income, and our success in collecting receivables.

We maintain a defined benefit pension plan for certain employees and former employees in the United Kingdom. This pension plan was closed to new participants as of December 31, 2002. The projected benefit obligation for the benefit plan at December 31, 2005 and December 31, 2004, as determined in accordance with SFAS No. 87, “Employers Accounting for Pensions”, was $41.8 million and $35.7 million, respectively, and the value of the plan assets was $29.3 million and $25.4 million, respectively. As a result, the plan was under-funded by $12.5 million in 2005 and by $10.4 million in 2004, net of December contributions of $0.1 million and $0.2 million for 2005 and 2004, respectively. It is likely that the amount of our contributions to the plan could increase in future years. The amount of contributions to the plan for the years ended December 31, 2005 and 2004 were $1.5 million and $2.0 million, respectively. We expect the pension cost to be recognized in our financial statements will decrease slightly from the $2.0 million in 2005 to approximately $1.7 million in 2006. The expense to be recognized in future periods could increase depending upon the change in the fair market value of the plan assets and changes in the projected benefit obligation.

A decrease in the market value of plan assets and/or declines in interest rates are likely to cause the amount of the under-funded status to increase. After completion of the actuarial valuations in 2006, we could be required to record an additional reduction to shareholders’ equity. In connection with the plan, we recorded a reduction to shareholders’ equity in 2005 of $1.6 million and an increase to shareholders’ equity of $0.5 million in 2004. Given the impact that the discount rate and stock market performance have on the projected benefit obligation and market value of plan assets, future changes in either one of these factors could significantly reduce or increase the amount of our pension plan under-funding.

In July 2005, we renewed our $50.0 million revolving credit facility with Bank of America, N. A. Indebtedness under the facility is unsecured and subject to traditional covenants relating to financial ratios and restrictions on certain types of transactions. This revolving credit facility does not expressly restrict or limit the payment of dividends, and we do not expect any of the covenants to affect our ability to pay dividends under our cash dividend policy for the foreseeable future. Outstanding borrowings under the facility bear interest at an annual fluctuating rate equal to the one-month London Interbank Offered Rate, or LIBOR, plus a margin of 0.625%. Borrowings under this credit facility are available to provide working capital and for general corporate purposes. As of December 31, 2005, we had borrowed $17.1 million under this credit facility to finance the construction of our new headquarters facility, and approximately $31.7 million was available for borrowing, giving effect to a reduction in availability of $1.2 million for outstanding letters of credit issued under this facility. This credit facility is currently scheduled to expire in June 2006, at which time any outstanding balance will be due. In accordance with the requirements of FASB Statement No. 6, “Classification of Short-Term Obligations Expected to Be Refinanced”, we classified the borrowings as long-term because we recently refinanced these borrowings through a new construction loan facility with a long-term maturity as discussed below.

In February 2006, we entered into an $80.0 million construction loan facility with Bank of America, N.A. This new construction loan facility is in addition to the $50.0 million revolving credit facility discussed above. Indebtedness under the construction loan facility is unsecured and is subject to the same covenants as the revolving credit facility and additional covenants commonly used in construction loan agreements. In addition, we must maintain at least $50.0 million in cash, cash equivalents and short-term investments while the loan is outstanding. Borrowings under this credit facility are available to finance the construction of our new corporate headquarters building and related parking facility in Wilmington, North Carolina and will bear interest at an annual fluctuating rate equal to the one-month LIBOR plus a margin of 0.60%. Interest on amounts borrowed under this construction loan facility is payable quarterly. This credit facility has a term of two years and will mature in February 2008, at which time the entire principal balance and all accrued and unpaid interest will be due. As of February 28, 2006, we had borrowed a total of approximately $21.5 million under this facility. These loan proceeds were used to repay all funds borrowed under the $50.0 million revolving line of credit.

On October 3, 2005, our Board of Directors declared a special one-time cash dividend for our shareholders in the amount of $0.50, as adjusted to give effect to our February 2006 two-for-one stock split, on each outstanding share of common stock. Our Board of Directors also adopted an annual cash dividend policy under which we intend to pay an aggregate annual cash dividend of $0.10 on each outstanding share of common stock, payable quarterly at the rate of $0.025 per share, as adjusted to give effect to our February 2006 two-for-one stock split. We paid the first quarterly cash dividend under our annual dividend policy in the fourth quarter of 2005. The annual cash dividend policy and the payment of future quarterly cash dividends under that policy are not guaranteed and are subject to the discretion of and continuing determination by our Board of Directors that the policy remains in the best interests of our shareholders and in compliance with applicable laws.

In August 2005, we amended our September 2004 royalty stream purchase agreement with Accentia. Under the terms of the amended agreement, we agreed to provide specified clinical development services to Accentia in connection with two pivotal Phase III trials for SinuNase® for the treatment of chronic sinusitis. In exchange for providing these services, Accentia agreed to pay us a royalty equal to 14% of the net sales of specified SinuNase products if approved for sale by the FDA. Under the terms of the amended agreement, our obligation to provide clinical development services expired on December 31, 2005 and we are in discussions with Accentia regarding a further amendment to this agreement.

In February 2005, we acquired substantially all of SurroMed’s assets related to its biomarker business. As part of this acquisition, we agreed to guarantee repayment of up to $1.5 million under a SurroMed bank loan with a maturity date of December 31, 2006. In accordance with the requirements of FASB Statement No. 5, “Accounting for Contingencies”, as clarified by FASB Interpretation No. 45, we have recorded a liability in the amount of $150,000 for the estimated fair value of the obligation assumed under this guarantee. In February 2006, the maximum amount of our guarantee was reduced to $0.8 million.

In November 2003, we entered into an agreement with Syrrx, Inc. to jointly develop and commercialize human dipeptidyl peptidase IV, or DPP4, inhibitors for the treatment of type 2 diabetes and other major human diseases. In March 2005, Takeda Pharmaceutical Company Limited acquired 100% of the equity of Syrrx, which is now known as Takeda San Diego. We owned $25.0 million in preferred stock of Syrrx, for which Takeda paid us $25.0 million in April 2005 in accordance with Syrrx’s certificate of incorporation. In July 2005, we entered into an agreement with Takeda San Diego under which it acquired the development and commercialization rights to all DPP4 inhibitors previously granted to us under the collaboration agreement between PPD and Syrrx. Under the new agreement, Takeda San Diego paid us a $15.0 million up-front payment in the third quarter of 2005 and assumed the responsibility for the development and commercialization of the DPP4 inhibitors and future costs associated with those activities. Takeda commenced Phase III trials on the lead DPP4 candidate in January 2006 and we will be entitled to receive a $15.0 million milestone payment upon the dosing of the twentieth patient in the Phase III studies. We will also be entitled to receive additional potential milestone payments of up to an aggregate of $70.5 million upon the occurrence of specified clinical and regulatory milestones, and if a DPP4 product is ever approved for sale, royalties on net sales of any such product as well as sales-based milestones up to an aggregate of $33.0 million upon the achievement of specified sales thresholds.

In April 2003, we made an equity investment in Chemokine Therapeutics Corp. In connection with this investment, Chemokine granted us an exclusive option to license a proprietary peptide. We are waiting for the results of additional Phase I studies to determine if we will exercise this option. If we choose to exercise this option, we will be obligated to pay a one-time license fee of $1.5 million plus the costs for future development work on the peptide. Chemokine also granted us the right of first refusal to negotiate a license to other peptides.

In November 2003, we became a limited partner in A. M. Pappas Life Science Ventures III, L.P., a venture capital fund formed to invest in life sciences, healthcare and technology industries. We have committed to invest up to a maximum of $4.75 million in this fund. The first capital call was made in January 2005. Capital calls through December 31, 2005 totaled $0.7 million, of which $0.2 was paid subsequent to December 31, 2005. Our capital commitment will expire in May 2009. We anticipate that the remainder of our capital commitment will be invested through a series of capital calls to be made over the term of our capital commitment.

In September 2005, we became a limited partner in Bay City Capital Fund IV, L.P., a venture capital fund formed to invest in life sciences companies. We have committed to invest up to a maximum of $10.0 million in the Bay City Fund IV. Capital calls through December 31, 2005 totaled $1.9 million. Our capital commitment will expire in June 2009. We anticipate that the remainder of our capital commitment will be invested through a series of capital calls to be made over the term of our capital commitment.

In January 2005, we acquired approximately 7.5 acres of property located in downtown Wilmington, North Carolina, on which we are constructing a new headquarters building. The new facility will be approximately 400,000 square feet and is expected to be completed in early 2007. At that time, we will begin consolidating our Wilmington operations into the new building. The total cost for the construction and up-fit of the new building is expected to be approximately $100.0 million. In addition, we are constructing a parking facility on an adjacent tract of land that will serve this new building and will cost approximately $18.0 million. The purchase price for the land for the building and the related parking facility was approximately $2.8 million. In connection with the sale of the 7.5-acre tract, the seller, Almont Shipping Company, refinanced existing liens on the property with the proceeds of an $8.0 million loan from Bank of America, N.A. This loan will mature in March 2006 and is secured by a lien on substantially all of Almont’s assets, including an approximately 30-acre tract of land adjacent to our 7.5-acre tract. This loan is also secured by a guarantee from us. In accordance with the requirements of FASB Statement No. 5, “Accounting for Contingencies”, as clarified by FASB Interpretation No. 45, we have recorded a liability in the amount of $0.8 million for the estimated fair value of the obligation we have assumed under this guarantee. Almont is actively negotiating the sale of the 30-acre tract to a potential third party developer. Almont’s obligation to reimburse us in the event we are required to pay any sums to Bank of America under the guarantee is also secured by a lien on substantially all of Almont’s assets. As a part of this transaction, Almont granted us an option to purchase all or a portion of the 30-acre tract at an agreed upon price per acre. The option will expire on January 31, 2007.

In March 2005, we entered into a new lease for additional space in Austin, Texas for our Phase II through IV operations. The additional space is adjacent to our new Phase I clinic. To induce us to enter into the lease for additional space, the landlord agreed to deposit $5.5 million in an escrow account to be used to reimburse us for the rent and other expenses paid by us under the lease for our existing facilities after July 1, 2005 and the costs and expense to sublease those facilities. We account for the $5.5 million to be received from the escrow account as a lease incentive that will be recognized in income over the life of the ten-year term of the new lease for the additional space. As of December 31, 2005, the escrow account balance was $5.5 million, $1.5 million of which is included in prepaid expenses and other current assets and $4.0 million of which is included in other assets. We submitted the first request for distribution of funds from the escrow account in the second half of 2005 and the other party objected to the distribution of any funds to us. We are currently in litigation over the escrow agreement.

The American Jobs Creation Act of 2004 provided for a special one-time dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer. Prior to 2005, we had not previously recorded a U.S. tax liability on these earnings because we intended to permanently reinvest them in our foreign operations. As a result of this one-time opportunity, we repatriated $48.0 million of earnings in the form of dividends from our foreign affiliates in 2005. We recorded tax expense of $3.2 million related to the payment of these dividends. The total foreign tax credit related to these dividends was $1.9 million. Of these credits, $1.1 million will be used to offset tax in 2005, leaving a foreign tax credit of $0.8 million to carryforward to future tax years.

As of December 31, 2005, we had liabilities of $8.0 million for certain unsettled matters in connection with tax positions taken on our tax returns, including interpretations of applicable income tax laws and regulations. A reserve is established when, despite management’s belief that our tax returns reflect the proper treatment of all matters, the treatment of certain tax matters is likely to be challenged. Significant judgment is required to evaluate and adjust the reserves in light of changing facts and circumstances. Further, a number of years may lapse before a particular matter for which we have established a reserve is audited and finally resolved. While it is difficult to predict the final outcome or the timing of resolution of any particular tax matter, management believes that the reserves of $8.0 million reflect the probable outcome of known tax contingencies. We believe it is unlikely that the resolution of these matters will have a material adverse effect on our financial position or results of operations.

Under most of our agreements for Development services, we agree to indemnify and defend the sponsor against third party claims based on our negligence or willful misconduct. Any successful claims could have a material adverse effect on our financial condition, results of operations and future prospects.

We expect to continue expanding our operations through internal growth, strategic acquisitions and investments. Additionally, in October 2005, our Board of Directors adopted a policy to pay a quarterly cash dividend on each outstanding share of common stock. We expect to fund these activities from existing cash, cash flow from operations and, if necessary or appropriate, borrowings under our existing or future credit facilities. We believe that these sources of liquidity will be sufficient to fund our operations and dividends for the next 12 months. From time to time, we evaluate potential acquisitions, investments and other growth opportunities that might require additional external financing, and we might seek funds from public or private issuances of equity or debt securities. While we believe we have sufficient liquidity to fund our operations for the next 12 months, our sources of liquidity and ability to pay dividends could be affected by our dependence on a small number of industries and clients, compliance with regulations, international risks, personal injury claims, environmental or intellectual property claims, as well as other factors described under “Item 1A. Risk Factors”, in this Item 7 under the subheadings “Potential Volatility of Quarterly Operating Results and Stock Price” and “Critical Accounting Policies and Estimates”, and under “Item 7A. Quantitative and Qualitative Disclosures about Market Risk”.

Contractual Obligations

As of December 31, 2005, future minimum payments for all contractual obligations for years subsequent to December 31, 2005 are as follows (in thousands):

	2006	2007 - 2008	2009 - 2010	2011 and thereafter	Total
Long-term debt	$367	$795	$885	$3,513	$5,560
Capital leases, including interest payments	1,325	418	—	—	1,743
Operating leases	38,138	67,315	51,914	71,704	229,071
Less: sublease income	(1,508)	(3,046)	(3,169)	(6,729)	(14,452)

Total	$38,322	$65,482	$49,630	$68,488	$221,922

As noted above, we became a limited partner in two venture capital funds. Under the terms of our agreement with the Bay City Capital Fund IV, we committed to invest up to an aggregate of approximately $10.0 million in the fund. Under the terms of our agreement with the A. M. Pappas Life Science Ventures III, L.P., we committed to invest up to an aggregate of $4.75 million. We anticipate that our aggregate investment in both of these funds will be made through a series of future capital calls over the next several years. In addition, in connection with our investment in Chemokine, we received an exclusive option to license a proprietary peptide. If we choose to exercise this option, we will be obligated to pay a one-time license fee of $1.5 million and the costs for future development work on the peptide. We also have a long-term liability on our balance sheet regarding the underfunding of our U.K. pension plan in the amount of $11.2 million. We do not know when or if this will be funded because this liability will change based on the performance of the investments of the plan and changes in the benefit obligations. We anticipate spending approximately $100 million in 2006 and $4 million in 2007 on the construction of our new headquarters building and related parking facility in Wilmington, North Carolina. Although we do not have a contractual obligation to complete this facility, we anticipate that the facility will be completed in early 2007.

Off-balance Sheet Arrangements

As part of the acquisition of SurroMed’s assets, we agreed to guarantee repayment of up to $1.5 million under a SurroMed bank loan with a maturity date of December 31, 2006. In February 2006, the guarantee was reduced to $0.8 million. In January 2005, we guaranteed an $8.0 million loan from Bank of America to Almont Shipping Company in connection with the purchase of property from Almont. For a description of these guarantees, see “Liquidity and Capital Resources” above.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from those estimates. We believe that the following are the primary areas in which management must make significant judgments in applying our accounting policies to determine our financial condition and results of operations. We have discussed the application of these critical accounting policies with the Finance and Audit Committee of our Board of Directors.

Revenue Recognition

The majority of our revenues are recorded from contracts on a proportional performance basis. To measure performance on a given date, we compare direct costs incurred through that date to estimated total contract direct costs. We believe this is the best indicator of the performance of the contractual obligations because the costs relate primarily to the amount of labor incurred to perform the service. Direct costs are primarily comprised of labor and overhead related to the delivery of services. Each month we accumulate costs on each project and compare them to the total current estimated costs to determine the percentage-of-completion. We then multiply this percentage by the contract value to determine the amount of revenue that can be recognized. Each month we review the total current estimated costs on each project to determine if these estimates are still accurate and, if necessary, we adjust the total estimated costs for each project. As the work progresses, we might decide original estimates were incorrect due to, among other things, revisions in the scope of work or patient enrollment rate, and a contract modification might be negotiated with the customer to cover additional costs. If a contract modification is not agreed to, we could bear the risk of cost overruns. In the past, we have had to commit unanticipated resources to complete projects, resulting in lower gross margins on those projects. We might experience similar situations in the future. Changes to the estimated total contract direct costs result in a cumulative adjustment to the amount of revenue recognized in the period the change in estimate is determined. Should our estimated costs on fixed price contracts prove to be low, future margins could be materially adversely affected, absent our ability to negotiate a contract modification. We accumulate information on each project to refine our bidding process. Historically, the majority of our estimates and assumptions have been materially correct, but these estimates might not continue to be accurate in the future. A hypothetical increase to total estimated remaining project cost by 1% for open projects accounted for under the proportional performance method as of December 31, 2005 would have resulted in a cumulative reduction in revenue of approximately $2.5 million.

In our Discovery Sciences segment, we generate revenue from time to time in the form of milestone payments. Milestone payments are only recognized as revenues if the specified milestone is achieved and accepted by the customer, and continued performance of future research and development services related to that milestone are not required. Future potential milestone payments under various discovery contracts might never be received if the milestones are not achieved.

Allowance for Doubtful Accounts

Included in “Accounts receivable and unbilled services, net” on our consolidated balance sheets is an allowance for doubtful accounts. Generally, before we do business with a new client, we perform a credit check. We also review our accounts receivable aging on a monthly basis to determine if any receivables will potentially be uncollectible. The allowance for doubtful accounts includes specific accounts and an estimate of other losses based on historical loss experience. After all attempts to collect the receivable have failed, the receivable is written off against the allowance. Based on the information available to us, we believe our allowance for doubtful accounts as of December 31, 2005 was adequate to cover uncollectible balances. However, actual write-offs might exceed the recorded reserve.

Investments

Our investments consist of equity and debt investments in publicly traded and privately held entities. Our investments in publicly traded securities are classified as available-for-sale securities and recorded at their current quoted market price. Our investments in privately held entities do not have readily determinable fair values and are, therefore, recorded using the cost method of accounting. Most of our investments are in relatively early stage life sciences or biotechnology companies that do not have established products or proven technologies or material revenue, if any. The fair value of these investments might from time to time be less than their recorded value. We assess our investment portfolio on a quarterly basis for other-than-temporary impairments. For our investments in privately held entities, we must identify events or circumstances that would likely have a significant adverse effect on the fair value of the investment. In addition, any decline in the fair value of publicly traded or privately held investments must be evaluated to determine the extent and timing of recovery, if any. If we deem the impairment to be other-than-temporary, the impairment of the investment must be recorded in the income statement. This quarterly review includes an evaluation of, among other things, the market condition of the overall industry, historical and projected financial performance and market values, expected cash needs and recent funding events. This analysis of the fair values and the extent and timing of recoveries of decreases in fair value requires significant judgment.

Tax Valuation Allowances and Tax Liabilities

Estimates and judgments are required in the calculation of certain tax liabilities and in the determination of the recoverability of certain of the deferred tax assets, which arise from net operating losses, tax carryforwards and temporary differences between the tax and financial statement recognition of revenue and expense. SFAS No. 109, “Accounting for Income Taxes”, also requires that the deferred tax assets be reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of the recorded deferred tax assets will not be realized in future periods.

In evaluating our ability to recover our deferred tax assets, in full or in part, we consider all available positive and negative evidence including our past operating results, the existence of cumulative losses in the most recent fiscal years and our forecast of future taxable income on a jurisdiction-by-jurisdiction basis. In determining future taxable income, assumptions include the amount of state, federal and international pre-tax income from operations, the reversal of temporary differences and the implementation of feasible and prudent tax planning strategies. These assumptions require significant judgment about the forecasts of future taxable income and are consistent with the plans and estimates we use to manage the underlying businesses. Based on our analysis of the above factors, we determined that a valuation allowance was required as of December 31, 2005 for carryforwards of foreign and state tax losses and credits. Changes in our assumptions could result in an adjustment to the valuation allowance, up or down, in the future.

In addition, the calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax regulations in a multitude of jurisdictions. We recognize potential liabilities for anticipated tax audit issues in the United States and other jurisdictions based on our estimate of whether, and the extent to which, additional taxes and interest will be due. If events occur and the payment of these amounts ultimately proves to be unnecessary, the reversal of the liabilities would result in tax benefits being recognized in the period when we determine the liabilities are no longer necessary. If our estimate of tax liabilities proves to be less than the ultimate assessment, a further charge to expense would result.

Long-Lived Assets

We review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset might not be recoverable. If indicators of impairment are present, we evaluate the carrying value of property and equipment in relation to estimates of future undiscounted cash flows. These undiscounted cash flows and fair values are based on judgments and assumptions. Additionally, we test goodwill for impairment on at least an annual basis by comparing the underlying reporting units’ goodwill to their estimated fair value. These tests for impairment of goodwill involve the use of estimates related to the fair market value of the reporting unit with which the goodwill is associated, and are inherently subjective.

Stock-Based Compensation

We apply Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for our stock options. Accordingly, to date we have only recognized compensation expense related to our restricted stock and have not recognized any compensation expense for our stock option plans. FASB issued Statement of Financial Accounting Standards No. 148, or “SFAS No. 148”, “Accounting for Stock-Based Compensation-Transition and Disclosure,” requires disclosure of pro forma net income and pro forma earnings per share amounts as if compensation expense was recognized. For the required disclosure, SFAS No. 148 allows the use of a fair-value method to measure compensation expense. Accordingly, we adopted the use of the Black-Scholes option-pricing model to determine our compensation expense for disclosure purposes. The model requires the use of the following assumptions: an expected dividend yield; expected volatility; risk-free interest rate; and expected term. Based on our assumptions for these factors, the weighted-average fair value of options granted during the year ended December 31, 2005 was $12.11 per option. A change in these assumptions could have a significant impact on the weighted-average fair value of options. For example, if we changed our assumption for the expected term from 5 to 4.5 years, the weighted average fair value of options granted during 2005 would have decreased by $1.08 or 4.4% from $12.11 to $11.57, and the resulting stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effect, would have decreased by $0.4 million. Pro forma diluted earnings per share under this example would not have been impacted. Beginning in 2006, we must recognize stock-based compensation expense on our income statement in accordance with the provisions of SFAS No. 123 (Revised), “Share Based Payments”.

Recent Accounting Pronouncements

Recently issued accounting standards relevant to our financial statements, which are described in “Recent Accounting Pronouncements” in Note 1 to the Notes to our Consolidated Financial Statements are:

Date	Title	Effective Date

October 2004	EITF 4-01, “Accounting for Preexisting Relationships between the Parties to a Business Combination”	Reporting periods beginning after October 13, 2004

December 2004	SFAS No. 123 (Revised 2004), “Share-Based Payment”	First fiscal year that begins after June 15, 2005

March 2005	Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligation”	Fiscal years ending after December 15, 2005

May 2005	SFAS No. 154, “Accounting Changes and Error Corrections”	Fiscal years beginning after December 15, 2005

June 2005	Staff Position No. 143-1, “Accounting for Electronic Equipment Waste Obligations”	The later of the first reporting period that ends after June 8, 2005 or the date that the EU-member country adopts a law to implement the Directive

June 2005	EITF 05-6, “Determining the Amortization Period for Leasehold Improvements Purchased after Lease Inception or Acquired in a Business Combination”	Reporting periods beginning after June 29, 2005

October 2005	Staff Position No. 13-1, “Accounting for Rental Costs Incurred During a Construction Period”	First reporting period beginning after December 15, 2005

November 2005	Staff Position Nos. FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments”	Reporting periods beginning after December 15, 2005

Income Taxes

Because we conduct operations on a global basis, our effective tax rate has and will continue to depend upon the geographic distribution of our pretax earnings among locations with varying tax rates. Our profits are also impacted by changes in the tax rates of the various tax jurisdictions. In particular, as the geographic mix of our pretax earnings among various tax jurisdictions changes, our effective tax rate might vary from period to period.

Inflation

Our long-term contracts, those in excess of one year, generally include an inflation or cost of living adjustment for the portion of the services to be performed beyond one year from the contract date. As a result, we expect that inflation generally will not have a material adverse effect on our operations or financial condition.

Potential Liability and Insurance

Drug development services involve the testing of new drugs on human volunteers pursuant to a study protocol. This testing exposes us to the risk of liability for personal injury or death to patients resulting from, among other things, possible unforeseen adverse side effects or improper administration of the new drug. Many of these patients are already seriously ill and are at risk of further illness or death. We attempt to manage our risk of liability for personal injury or death to patients from administration of products under study through measures such as stringent operating procedures, patient informed consent, contractual indemnification provisions with clients and insurance. We monitor clinical trials in compliance with government regulations and guidelines. We have adopted global standard operating procedures intended to satisfy regulatory requirements in the United States and in many foreign countries and to serve as a tool for controlling and enhancing the quality of drug development services. The contractual indemnifications generally do not protect us against our own actions, such as gross negligence. We currently maintain professional liability insurance coverage with limits we believe are adequate and appropriate.

Potential Volatility of Quarterly Operating Results and Stock Price

Our quarterly and annual operating results have fluctuated in the past, and we expect that they will continue to fluctuate in the future. Factors that could cause these fluctuations to occur include:

•	the timing and level of new business authorizations;

•	the timing of the initiation, progress or cancellation of significant projects;

•	the timing and amount of costs associated with R&D and compound partnering collaborations;

•	the timing of our Discovery Sciences segment milestone payments or other revenue;

•	the timing of the opening of new offices;

•	the timing of other internal expansion costs;

•	exchange rate fluctuations between periods;

•	our dependence on a small number of industries and clients;

•	the mix of products and services sold in a particular period;

•	pricing pressure in the market for our services;

•	our ability to recruit and retain experienced personnel;

•	rapid technological change;

•	the timing and amount of start-up costs incurred in connection with the introduction of new products and services;

•	the timing and extent of new government regulations;

•	intellectual property risks;

•	impairment of investments or intangible assets; and

•	the timing and amount of costs associated with integrating acquisitions.

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

Fluctuations in quarterly results, actual or anticipated changes in our dividend policy or other factors could affect the market price of our common stock. These factors include ones beyond our control, such as changes in earnings estimates by analysts, market conditions in our industry, disclosures by product development partners and actions by regulatory authorities with respect to potential drug candidates, changes in pharmaceutical, biotechnology and medical device industries and the government sponsored clinical research sector and general economic conditions. Any effect on our common stock could be unrelated to our longer-term operating performance.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to foreign currency risk by virtue of our international operations. Approximately 23.2%, 27.6% and 29.2% of our net revenues for the years ended December 31, 2003, 2004 and 2005, respectively, were derived from operations outside the United States. Funds generated by each subsidiary are generally reinvested in the country where they are earned. In 2005, we repatriated $48.0 million of undistributed earnings in the form of dividends from our foreign affiliates under the American Jobs Creation Act of 2004. Our operations in the United Kingdom generated more than 39.3% of our net revenue from international operations during 2005. Accordingly, we are exposed to adverse movements predominately in the pound sterling and also in other foreign currencies.

The vast majority of our contracts are entered into by our U.S. or U.K. subsidiaries. The contracts entered into by the U.S. subsidiaries are almost always denominated in U.S. dollars. Contracts entered into by our U.K. subsidiaries are generally denominated in pounds sterling, U.S. dollars or euros, with the majority in U.S. dollars. Although an increase in exchange rates for the pound sterling or euro relative to the U.S. dollar would increase net revenue from contracts denominated in these currencies, the negative impact on income from operations is attributable to dollar-denominated contracts for services rendered in countries other than the United States. In these cases, revenue is not impacted by the weakening of the U.S. dollar, but the costs associated with performing these contracts, which are paid in local currency, are negatively impacted when translated into U.S. dollars. In January 2004, we began engaging in hedging activities in an effort to manage our potential foreign exchange exposure.

We also have currency risk resulting from the passage of time between the invoicing of customers under contracts and the collection of customer payments against those invoices. If a contract is denominated in a currency other than the subsidiary’s local currency, we recognize a receivable at the time of invoicing for the local currency equivalent of the foreign currency invoice amount. Changes in exchange rates from the time the invoice is prepared until payment from the customer will result in our receiving either more or less in local currency than the local currency equivalent of the receivable. We recognize this difference as a foreign currency transaction gain or loss, as applicable, and report it in other income, net.

Our strategy for managing foreign currency risk relies primarily on receiving payment in the same currency used to pay expenses and from time to time using foreign currency derivatives, such as forward exchange contracts. As of December 31, 2005, we had open foreign exchange derivative contracts with a face amount totaling $26.9 million to buy the local currencies of our foreign subsidiaries. The estimated fair value of our foreign currency derivative portfolio resulted in us recording in 2005 a $0.8 million loss as a component of other accrued expenses. If the U.S. dollar had weakened an additional 10% relative to the pound sterling and euro in 2005, net income would have been reduced by $6.5 million for the year based on 2005 revenues and the costs related to our foreign operations. Our foreign currency hedging activities could have partially offset these potential losses.

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

Translation of the balance sheet in this manner affects shareholders’ equity through the cumulative translation adjustment account. This account exists only in the foreign subsidiary’s U.S. dollar balance sheet and is necessary to keep the foreign balance sheet, stated in U.S. dollars, in balance. Translation adjustments are reported with accumulated other comprehensive income (loss) as a separate component of shareholders’ equity. To date, cumulative translation adjustments have not been material to our consolidated financial position. However, future translation adjustments could materially and adversely affect us.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

Disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) are designed only to provide reasonable assurance that information to be disclosed in our Exchange Act Reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report to provide the reasonable assurance discussed above.

Internal Control Over Financial Reporting

In the fourth quarter of 2005, in response to the adoption of an annual dividend policy and in anticipation of borrowing significant funds to finance the construction of our new headquarters facility in Wilmington, North Carolina, we added new processes to our internal control over financial reporting relating to dividend payments and debt management. Other than these additions, no change to our internal control over financial reporting occurred during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining effective internal control over financial reporting as defined in Rules 13a-15(f) under the Securities Exchange Act of 1934. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of management and our Board of Directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

A control system, no matter how well designed and operated, can only provide reasonable, not absolute, assurance that the objectives of the control system are met and must reflect the fact that there are resource constraints that require management to consider the benefits of internal controls relative to their costs. Because of these inherent limitations, management does not expect that our internal controls over financial reporting will prevent all errors and all fraud. Also, internal controls might become inadequate because of changes in business conditions or a decline in the degree of compliance with our policies or procedures.

Management, with the participation of our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2005. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework. Based on our assessment, we believe that, as of December 31, 2005, our internal control over financial reporting was effective based on those criteria. Our independent registered public accounting firm, Deloitte & Touche LLP, has issued an attestation report on our assessment of our internal control over financial reporting, which appears below.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Pharmaceutical Product Development, Inc. and Subsidiaries

Wilmington, North Carolina

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Pharmaceutical Product Development, Inc. and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2005 of the Company and our report dated March 2, 2006 expressed an unqualified opinion on those financial statements.

/s/ DELOITTE & TOUCHE LLP

Raleigh, North Carolina

March 2, 2006

Item 9B. Other information

None.

PART III

Certain information required by Part III is omitted from this report because the Registrant intends to file a definitive proxy statement for its 2006 Annual Meeting of Shareholders to be held on May 17, 2006 (the “Proxy Statement”) within 120 days after the end of its fiscal year pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934, as amended, and the information included therein is incorporated herein by reference to the extent provided below.

Item 10. Directors and Executive Officers of the Registrant

The information required by Item 10 of Form 10-K concerning the Registrant’s executive officers is set forth under the heading “Executive Officers” located at the end of Part I of this Form 10-K.

The Board of Directors has determined that Frederick Frank, Stuart Bondurant and John A. McNeill, Jr., the members of the Finance and Audit Committee, are independent as defined in Rule 4200(a) (15) of the National Association of Securities Dealers’ listing standards. The Board of Directors has also determined that at least one committee member, namely Mr. Frank, is an “audit committee financial expert” as defined in Item 401(h) of Regulation S-K.

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

The other information required by Item 10 of Form 10-K is incorporated by reference to the information under the headings “Proposal No. 1—Election of Directors” and “Other Information-Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement.

Item 11. Executive Compensation

The information required by Item 11 of Form 10-K is incorporated by reference to the information under the heading “Other Information “—Director Compensation,” “—Executive Compensation”,” and “—Compensation Committee Interlocks and Insider Participation” in the Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

    Equity Compensation Plans

The following table sets forth the indicated information with respect to our equity compensation plans as of December 31, 2005, as adjusted for the two-for-one stock split completed in February 2006:

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	(b) Weighted Average Exercise Price Of Outstanding Options, Warrants and Rights	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by security holders	6,483,910	$18.05	8,208,408	(1)
Equity compensation plans not approved by security holders	0	0	0
Total	6,483,910	$18.05	8,208,408	(1)

(1)	This includes 7,499,506 shares of stock available for issuance under our amended and restated Equity Compensation Plan and 708,902 shares available for issuance under our Employee Stock Purchase Plan.

The other information required by Item 12 of Form 10-K is incorporated by reference to the information under the heading “Other Information – Principal Shareholders” in the Proxy Statement.

Item 13. Certain Relationships and Related Transactions

None.

Item 14. Principal Accountant Fees and Services

The information required by Item 14 of Form 10-K is incorporated by reference to the information under the heading “Other Information – Report of the Finance & Audit Committee” and “– Fees Paid to the Independent Registered Public Accounting Firm” in the Proxy Statement.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) Financial Statements

Our consolidated financial statements filed as part of this report are listed in the attached Index to Consolidated Financial Statements. There are no schedules to our consolidated financial statements.

(b) Exhibits

Exhibit Number	Description		Registrant’s Form	Dated	Exhibit Number	Filed Herewith
2.10	—	Asset Purchase Agreement dated January 14, 2005 relating to the purchase of the biomarker business from SurroMed, Inc.	8-K	2/7/05	99.1

3.1	—	Restated Articles of Incorporation.	8-K	2/9/06	3.1

3.2	—	Amended and Restated Bylaws.	S-4	7/16/96	3.2

10.35	—	Lease, dated January 26, 1994, by and between Michael James Lawton, Jeffrey William Ware, Prudential Nominees Limited and Gabbay Group Limited.	S-1	1/24/96	10.35

10.39	—	Lease Agreement, dated as of October 25, 1995, by and between PPD-CRU and Perimeter Park West Associates Limited Partnership.	S-1	1/24/96	10.39

10.55	—	Lease made January 23, 1996 between PPD-CRU and Western Center Properties, Inc.	S-1	1/24/96	10.55

10.59	—	First Amendment dated May 20, 1999 to Lease Agreement, dated October 25, 1995, between PPD Development and Perimeter Park West Associates Limited Partnership.	S-4	7/16/96	10.59

10.60	—	First, Second and Third Amendments to Lease Agreement, dated March 25, 1996, between PPD and BBC Family Limited Partnership.	S-4	7/16/96	10.60

10.61	—	Lease Agreement, dated March 25, 1996, between PPD and BBC Family Limited Partnership.	S-4/A	8/20/96	10.61

10.86	—	Pharmaceutical Product Development, Inc. Employee Stock Purchase Plan.	8-K	5/18/05	10.86

10.87	—	Amendment to Employee Stock Purchase Plan, dated June 21, 1997.	10-Q	8/14/97	10.87

10.88	—	Amendment to Stock Option Plan for Non-Employee Directors, dated May 15, 1997.	10-Q	8/14/97	10.88

10.90	—	Employment Agreement, effective July 1, 1997, between Pharmaceutical Product Development, Inc. and Fredric N. Eshelman.	10-Q	11/13/97	10.90

10.93	—	Lease Agreement dated July 9, 1997, between Weeks Realty, Inc. and PPD Pharmaco, Inc.	10-Q	11/13/97	10.93

10.110	—	Amendment to Employee Stock Purchase Plan, dated March 2, 1998.	10-K	3/27/98	10.110

10.114	—	Lease Agreement dated June 26, 1998 between Weeks Realty Limited Partnership and PPD Pharmaco, Inc.	10-Q	8/13/98	10.114

10.116	—	First Amendment to Lease Agreement dated September 28, 1998, between PPD Pharmaco, Inc. and Weeks Realty, Inc.	10-Q	11/13/98	10.116

10.117	—	Lease Agreement dated September 15, 1998 between PPD Pharmaco, Inc. and BBC Family Limited Partnership.	10-Q	11/13/98	10.117

Exhibit Number	Description		Registrant’s Form	Dated	Exhibit Number	Filed Herewith
10.118	—	Lease Agreement dated December 16, 1998 between PPD Pharmaco, Inc. and Weeks Realty Limited Partnership.	10-K	3/4/99	10.118

10.131	—	Amendment, dated April 14, 1999, to Lease Agreement dated September 15, 1998 between PPD Pharmaco, Inc. and BBC Family Limited Partnership.	10-Q	8/13/99	10.131

10.132	—	Amendment, dated April 14, 1999, to Lease Agreement dated March 25, 1996 between PPD and BBC Family Limited Partnership.	10-Q	8/13/99	10.132

10.133	—	Fourth Amendment, dated July 6, 1999, to Lease Agreement dated July 9, 1997 between PPD Development, Inc. (formerly known as PPD Pharmaco, Inc.) and Weeks Realty, L.P.	10-Q	11/15/99	10.133

10.145	—	Third Amendment to Employee Stock Purchase Plan, dated June 21, 1997.	10-Q	8/11/00	10.145

10.158	—	Deferred Compensation Plan dated February 1, 2001.	10-K	3/13/01	10.158

10.162	—	Severance Agreement dated January 1, 2001, between Pharmaceutical Product Development, Inc. and various individuals.	10-K	3/4/05	10.162

10.164	—	First Amendment, dated January 28, 1998, to Lease Agreement dated July 9, 1997 between PPD Development, Inc. (formerly known as PPD Pharmaco, Inc.) and Weeks Realty, L.P.	10-K	3/13/01	10.164

10.165	—	Second Amendment, dated June 26, 1998, to Lease Agreement dated July 9, 1997 between PPD Development, Inc. (formerly known as PPD Pharmaco, Inc.) and Weeks Realty, L.P.	10-K	3/13/01	10.165

10.166	—	Third Amendment, dated February 18, 1999, to Lease Agreement dated July 9, 1997 between PPD Development, Inc. (formerly known as PPD Pharmaco, Inc.) and Weeks Realty, L.P.	10-K	3/13/01	10.166

10.167	—	First Amendment, dated February 28, 2000, to Lease Agreement dated December 16, 1998 between PPD Development, Inc. and Duke-Weeks Realty, L.P.	10-K	3/13/01	10.167

10.170	—	Employment Agreement dated July 9, 2001 between Pharmaceutical Product Development, Inc. and Brainard Judd Hartman.	10-Q	8/1/01	10.170

10.176	—	Employment Agreement dated January 15, 2002, between Pharmaceutical Product Development, Inc. and Fred B. Davenport, Jr.	10-K	2/20/02	10.176

10.177	—	Employment Agreement dated January 15, 2002, between Pharmaceutical Product Development, Inc. and Paul S. Covington.	10-K	2/20/02	10.177

10.181	—	Employment Agreement dated May 16, 2002, between Pharmaceutical Product Development, Inc. and Linda Baddour.	10-Q	8/13/02	10.181

10.186	—	Loan Agreement dated July 25, 2002 between Pharmaceutical Product Development, Inc. and Bank of America, N.A.	10-Q	8/13/02	10.186

10.187	—	Deferred Compensation Plan for Directors dated June 15, 2002.	10-Q	8/13/02	10.187

10.188	—	Lease Agreement dated October 12, 1994 between Evan A. Stein, M.D., Ph.D. and Medical Research Laboratories.	10-Q	8/13/02	10.188

Exhibit Number	Description		Registrant’s Form	Dated	Exhibit Number	Filed Herewith
10.189	—	Lease Agreement dated July 1, 2001 between Brandywine Grande C,L.P. and PPD Development, LLC.	10-Q	8/13/02	10.189

10.190	—	Deferred Compensation Plan for Executives, as amended and restated on November 22, 2005.	8-K	11/22/05	10.190

10.191	—	Second Amendment, dated October 1, 2002, to Lease Agreement dated June 26, 1998 between PPD Development, Inc. (formerly PPD Pharmaco, Inc.) and Duke Realty Limited Partnership (formerly Weeks Realty, L.P.).	10-Q	11/13/02	10.191

10.192	—	Fifth Amendment, dated October 1, 2002, to Lease Agreement dated July 9, 1997 between PPD Development, Inc. and Duke Realty Limited Partnership (formerly Weeks Realty, L.P.).	10-Q	11/13/02	10.192

10.193	—	Second Amendment, dated October 1, 2002, to Lease Agreement dated December 16, 1998 between PPD Development, Inc. and Duke Realty Limited Partnership (formerly Weeks Realty, L.P.).	10-Q	11/13/02	10.193

10.197	—	First Amendment to Loan Agreement dated July 1, 2003, between Pharmaceutical Product Development, Inc. and Bank of America, N.A.	10-Q	8/6/03	10.197

10.199	—	Loan Agreement dated July 1, 2003, by and among Spotlight Health, Inc., Pharmaceutical Product Development, Inc. and Bank of America, N.A.	10-Q	8/6/03	10.199

10.200	—	Pharmaceutical Product Development, Inc. Equity Compensation Plan as amended and restated effective May 14, 2003.	Proxy	3/28/03	10.200

10.201^	—	Termination and License Agreement dated as of December 18, 2003 by and among Eli Lilly and Company, Pharmaceutical Product Development, Inc., GenuPro, Inc. and APBI Holdings, LLC.	10-K	2/19/04	10.201

10.202^	—	License Agreement dated January 2, 2001 by and among Pharmaceutical Product Development, Inc., GenuPro, Inc. and ALZA Corporation.	10-K	2/19/04	10.202

10.203^	—	Amendment No. 1 to License Agreement dated as of December 26, 2003 by and among Pharmaceutical Product Development, Inc., GenuPro, Inc. and ALZA Corporation.	10-K	2/19/04	10.203

10.205	—	Termination Agreement dated June 25, 2004, between PPD Development, LP and W. Richard Staub.	10-Q	8/3/04	10.205

10.206	—	Second Amendment to Loan Agreement dated July 1, 2004, between Pharmaceutical Product Development, Inc. and Bank of America, N.A.	10-Q	8/3/04	10.206

10.207	—	First Amendment dated July 1, 2004, to Loan Agreement by and among Spotlight Health, Inc., Pharmaceutical Product Development, Inc. and Bank of America, N.A.	10-Q	11/3/04	10.207

10.208	—	Employment Agreement dated July 16, 2004, between PPD Development, LP and Colin Shannon.	10-Q	11/3/04	10.208

10.209	—	Deferred Compensation Plan for Non-Employee Directors, as amended and restated on November 22, 2005.	8-K	11/22/05	10.209

10.210	—	Amended and Restated Employment Agreement dated January 14, 2005 between PPD Development, LP and Francis J. Casieri	8-K	1/21/05	10.210

Exhibit Number	Description		Registrant’s Form	Dated	Exhibit Number	Filed Herewith
10.211	—	Aircraft Purchase Agreement dated February 2, 2005 relating to the purchase of an aircraft from Krispy Kreme Doughnut Corporation.	8-K	2/7/05	99.1

10.212	—	Lease agreement dated June 18, 2004, between Met Center Partners-6, Ltd. And PPD Development, LP	10-K	3/4/05	10.212

10.213	—	First Amendment dated March 16, 2005 to Lease Agreement between Met Center Partners-6, Ltd. And PPD Development, LP	10-Q	5/5/05	10.213

10.214	—	Second Amendment dated March 16, 2005 to Lease Agreement between Met Center Partners-6, Ltd. And PPD Development, LP	10-Q	5/5/05	10.214

10.215	—	Agreement dated July 13, 2005 among Pharmaceutical Product Development, Inc., Development Partners, LLC, Takeda Pharmaceutical Company Limited and Takeda San Diego, Inc.	8-K	7/13/05	10.215

10.216	—	Second Amendment dated June 30, 2005, to Loan Agreement by and among Spotlight Health, Inc., Pharmaceutical Product Development, Inc. and Bank of America, N.A	10-Q	7/29/05	10.216

10.217	—	Third Amendment to Loan Agreement dated June 30, 2005, between Pharmaceutical Product Development, Inc. and Bank of America, N.A	10-Q	7/29/05	10.217

10.218	—	Amendment No. 1, effective as of October 10, 2005, to the Agreement dated July 13, 2005, among Pharmaceutical Product Development, Inc., Development Partners, LLC, Takeda Pharmaceutical Company Limited and Takeda San Diego, Inc.	8-K	10/10/05	10.218

10.219	—	Employment Agreement dated October 12, 2005, between PPD Development, LP and William W. Richardson.	8-K	10/12/05	10.219

10.220	—	Lease Agreement dated August 31, 2004 by and between Evan A. Stein, M.D., Ph.D. and Medical Research Laboratories International LLC	10-Q	11/8/05	10.220

10.221	—	Lease Agreement dated April 30, 2001 by and between Greenway Properties, Inc. and PPD Development, LP	10-Q	11/8/05	10.221

10.222	—	First Amendment dated August 15, 2001, to Lease Agreement, dated April 30, 2001, by and between Greenway Properties, Inc. and PPD Development, LP	10-Q	11/8/05	10.222

10.223	—	Second Amendment dated August 25, 2003, to Lease Agreement, dated April 30, 2001, by and between Greenway Properties, Inc. and PPD Development, LP	10-Q	11/8/05	10.223

10.224	—	Third Amendment dated March 22, 2004, to Lease Agreement, dated April 30, 2001, by and between Greenway Properties, Inc. and PPD Development, LP	10-Q	11/8/05	10.224

10.225	—	Fourth Amendment dated May 17, 2004, to Lease Agreement, dated April 30, 2001, by and between Greenway Properties, Inc. and PPD Development, LP	10-Q	11/8/05	10.225

10.226	—	Fifth Amendment dated December 14, 2004, to Lease Agreement, dated April 30, 2001, by and between Greenway Properties, Inc. and PPD Development, LP	10-Q	11/8/05	10.226

10.227	—	Sixth Amendment dated June 3, 2005, to Lease Agreement, dated April 30, 2001, by and between Greenway Properties, Inc. and PPD Development, LP	10-Q	11/8/05	10.227

Exhibit Number	Description		Registrant’s Form	Dated	Exhibit Number	Filed Herewith
10.228	—	Seventh Amendment dated July 29, 2005, to Lease Agreement, dated April 30, 2001, by and between Greenway Properties, Inc. and PPD Development, LP	10-Q	11/8/05	10.228

10.229	—	General Conditions of the Contract for Construction	8-K	12/12/05	10.210

10.230	—	Standard Form of Agreement Between Owner and Construction Manager dated August 30, 2005 between River Ventures, LLC and Bovis Lend Lease, Inc. (foundation)	8-K	12/12/05	10.211

10.231	—	Standard Form of Agreement Between Owner and Construction Manager dated August 30, 2005 between River Ventures, LLC and Bovis Lend Lease, Inc. (shell building)	8-K	12/12/05	10.212

10.232	—	Standard Form of Agreement Between Owner and Construction Manager dated August 30, 2005 between River Ventures, LLC and Bovis Lend Lease, Inc. (building upfitting)	8-K	12/12/05	10.213

10.233	—	Amendment No. 1 dated December 12, 2005 to Standard Form of Agreement Between Owner and Construction Manager dated August 30, 2005 between River Ventures, LLC and Bovis Lend Lease, Inc. (foundation)	8-K	12/12/05	10.214

10.234	—	Amendment to Construction Contracts entered into by and between River Ventures, LLC and Bovis Lend Lease, Inc. dated as of February 15, 2006.	8-K	2/17/06	10.215

10.235	—	Form of Restricted Stock Award Agreement under the Equity Compensation Plan for Directors				X

10.236	—	Form of Restricted Stock Award Agreement under the Equity Compensation Plan for Executive Officers				X

10.237	—	Form of Nonqualified Stock Option Award Agreement under the Equity Compensation Plan for Directors				X

10.238	—	Form of Nonqualified Stock Option Award Agreement under the Equity Compensation Plan for all non-Director participants				X

10.239	—	Amendment, dated December 16, 2005, to Lease Agreement dated March 25, 1996 between PPD and BBC Family Limited Partnership.				X

21	—	Subsidiaries of the Registrant.				X

23.1	—	Consent of Deloitte & Touche LLP				X

31.1	—	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a).				X

31.2	—	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a).				X

32.1	—	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Chief Executive Officer.				X

32.2	—	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Chief Financial Officer.				X

^	Confidential treatment requested for portions of this exhibit.

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Pharmaceutical Product Development, Inc. and Subsidiaries

Wilmington, North Carolina

We have audited the accompanying consolidated balance sheets of Pharmaceutical Product Development, Inc. and subsidiaries (the “Company”) as of December 31, 2005 and 2004, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Pharmaceutical Product Development, Inc. and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 2, 2006 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Raleigh, North Carolina

March 2, 2006

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2003, 2004 AND 2005

(in thousands, except per share data)

	2003	2004	2005
Net Revenue:
Development	$654,019	$759,629	$921,802
Discovery Sciences	15,479	14,311	40,214
Reimbursed out-of-pockets	57,485	67,316	75,074

Total net revenue	726,983	841,256	1,037,090

Direct Costs:
Development	316,942	376,439	460,306
Discovery Sciences	7,741	5,491	7,912
Reimbursable out-of-pocket expenses	57,485	67,316	75,074

Total direct costs	382,168	449,246	543,292

Research and development expenses	74,941	15,852	23,370
Selling, general and administrative expenses	166,253	195,670	240,700
Depreciation	26,968	28,609	39,127
Amortization	1,633	1,245	1,123
Gain on sale/exchange of assets	(5,738)	—	(5,144)
Restructuring charges	1,917	2,619	—

Total operating expenses	648,142	693,241	842,468

Income from operations	78,841	148,015	194,622

Interest:
Income	2,257	2,517	8,845
Expense	(769)	(516)	(1,116)

Interest income, net	1,488	2,001	7,729

Impairment of equity investments, net	(10,078)	(2,000)	(5,928)
Other income, net	994	1,829	1,306

Income before provision for income taxes	71,245	149,845	197,729
Provision for income taxes	24,935	50,957	66,246

Net income	$46,310	$98,888	$131,483

Net income per common share:
Basic	$0.42	$0.88	$1.15

Diluted	$0.41	$0.87	$1.13

Weighted average number of common shares outstanding:
Basic	111,548	112,696	114,664
Dilutive effect of stock options and restricted stock	1,024	1,112	1,770

Diluted	112,572	113,808	116,434

The accompanying notes are an integral part of these consolidated financial statements.

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2004 AND 2005

(in thousands, except share data)

	2004	2005
Assets
Current assets:
Cash and cash equivalents	$144,348	$182,000
Short-term investments	105,020	137,820
Accounts receivable and unbilled services, net	265,067	303,386
Income tax receivable	6,321	14
Investigator advances	15,251	13,578
Prepaid expenses and other current assets	28,189	34,651
Deferred tax assets	10,867	11,435

Total current assets	575,063	682,884

Property and equipment, net	136,501	210,020
Goodwill	179,781	208,883
Investments	66,658	29,171
Intangible assets	3,895	2,772
Long-term deferred tax assets	12,374	11,628
Other assets	929	5,790

Total assets	$975,201	$1,151,148

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$12,863	$10,363
Payables to investigators	43,726	43,126
Accrued income taxes	5,118	18,099
Other accrued expenses	101,714	119,304
Deferred tax liabilities	770	85
Unearned income	153,170	162,662
Current maturities of long-term debt and capital lease obligations	599	1,607

Total current liabilities	317,960	355,246

Long-term debt and capital lease obligations, less current maturities	6,371	22,695
Accrued additional pension liability	9,923	11,151
Deferred tax liabilities	370	2,195
Deferred rent and other	5,267	17,637

Total liabilities	339,891	408,924

Commitments and contingencies (Notes 8 and 13)

Shareholders’ equity:
Common stock, $0.05 par value, 190,000,000 shares authorized; 113,236,402 and 115,998,490 shares issued and outstanding, respectively	5,662	5,800
Paid-in capital	293,200	340,451
Retained earnings	325,269	396,068
Deferred compensation	—	(3,102)
Accumulated other comprehensive income	11,179	3,007

Total shareholders’ equity	635,310	742,224

Total liabilities and shareholders’ equity	$975,201	$1,151,148

The accompanying notes are an integral part of these consolidated financial statements.

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2003, 2004 AND 2005

(in thousands)

	Common Shares	Par Value	Paid-in Capital	Retained Earnings	Deferred Compensation	Accumulated Other Comprehensive (Income)/Loss	Total	Comprehensive Income
Balance January 1, 2003	110,872	$5,544	$263,554	$180,071	$(367)	$(8,465)	$440,337
Net income				46,310			46,310	$46,310
Other comprehensive income (loss):
Translation adjustments						9,691	9,691	9,691
Minimum pension liability, net of tax of $(326)						(687)	(687)	(687)
Reclassification adjustment for investment loss included in net income, net of tax of $0						1,939	1,939	1,939

Comprehensive income								$57,253

Issuance of common shares for exercise of stock options and employee stock purchase plan	1,228	61	9,643				9,704
Income tax benefit from exercise of stock options			4,860				4,860
Amortization of stock compensation					367		367

Balance December 31, 2003	112,100	5,605	278,057	226,381	0	2,478	512,521
Net income				98,888			98,888	$98,888
Other comprehensive income (loss):
Translation adjustments						6,205	6,205	6,205
Minimum pension liability, net of tax of $200						467	467	467
Change in fair value on hedging transaction, net of tax of $997						2,296	2,296	2,296
Reclassification of hedging results included in direct costs, net of tax of $(807)						(1,883)	(1,883)	(1,883)
Unrealized gain on investment, net of tax of $0						1,616	1,616	1,616

Comprehensive income								$107,589

Issuance of common shares for exercise of stock options and employee stock purchase plan	1,136	57	12,088				12,145
Income tax benefit from exercise of stock options			3,055				3,055

Balance December 31, 2004	113,236	5,662	293,200	325,269	0	11,179	635,310
Net income				131,483			131,483	$131,483
Other comprehensive income (loss):
Translation adjustments						(10,137)	(10,137)	(10,137)
Minimum pension liability, net of tax of $676						(1,576)	(1,576)	(1,576)
Change in fair value on hedging transactions, net of tax of $938						(2,165)	(2,165)	(2,165)
Reclassification of hedging results included in direct costs, net of tax of $(520)						1,219	1,219	1,219
Unrealized gain on investment, net of tax of $2,426						4,156	4,156	4,156
Reclassification to net income of unrealized loss on investment						331	331	331

Comprehensive income								$123,311

Issuance of common shares for exercise of stock options and employee stock purchase plan	2,670	133	29,413				29,546
Stock issued for deferred compensation	92	5	4,078		(4,083)		—
Amortization of stock compensation					981		981
Income tax benefit from exercise of stock options			13,760				13,760
Dividends ($0.525 per share)				(60,684)			(60,684)

Balance December 31, 2005	115,998	$5,800	$340,451	$396,068	$(3,102)	$3,007	$742,224

The accompanying notes are an integral part of these consolidated financial statements.

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2003, 2004 AND 2005

(in thousands)

	2003	2004	2005
Cash flows from operating activities:
Net income	$46,310	$98,888	$131,483
Adjustments to reconcile net income to net cash provided by operating activities:
Impairment of investments	10,159	2,000	5,928
Restructuring charges	1,917	2,619	—
Depreciation and amortization	28,601	29,854	40,250
Stock compensation amortization	367	—	981
Provision for doubtful accounts	284	1,188	126
Gain on sale/exchange of assets	(5,738)	—	(5,144)
(Benefit) provision for deferred income taxes	(25,265)	12,949	(3)
Income tax benefit from exercise of stock options	4,860	3,055	13,760
Loss on disposition of property and equipment, net	295	123	192
Change in operating assets and liabilities, net of acquisitions:
Accounts receivable and unbilled services, net	(39,256)	(16,138)	(44,911)
Prepaid expenses and investigator advances	(11,722)	(9,437)	(9,726)
Accrued income taxes	(5,165)	(8,989)	19,861
Other assets	158	(72)	(3,407)
Accounts payable, other accrued expenses and deferred rent	(5,341)	27,834	27,886
Payables to investigators	11,330	10,748	1,593
Unearned income	1,781	24,652	12,030

Net cash provided by operating activities	13,575	179,274	190,899

Cash flows from investing activities:
Purchases of property and equipment	(31,693)	(48,583)	(109,896)
Proceeds from sale of property and equipment	274	319	4,002
Acquisition of intangible assets	—	(2,500)	—
Purchases of available-for-sale investments	(1,232,313)	(976,993)	(195,940)
Maturities and sales of available-for-sale investments	1,215,713	921,398	163,140
Cash received from repayment of note receivable	500	—	—
Purchases of investments	(40,457)	(5,671)	(15,522)
Proceeds from sale of investment	—	—	25,000
Cash (paid) refunded related to businesses acquired, net of cash acquired	(25,873)	1,450	—

Net cash used in investing activities	(113,849)	(110,580)	(129,216)

Cash flows from financing activities:
Principal repayments on long-term debt	(973)	(353)	(364)
Proceeds from revolving credit facility	—	—	17,097
Repayment of capital lease obligations	(1,766)	(830)	(1,755)
Proceeds from exercise of stock options and employee stock purchase plan	9,704	12,145	29,546
Cash dividends paid	—	—	(60,684)

Net cash provided by (used in) financing activities	6,965	10,962	(16,160)

Effect of exchange rate changes on cash and cash equivalents	5,587	4,015	(7,871)

Net (decrease) increase in cash and cash equivalents	(87,722)	83,671	37,652
Cash and cash equivalents, beginning of the year	148,399	60,677	144,348

Cash and cash equivalents, end of the year	$60,677	$144,348	$182,000

The accompanying notes are an integral part of these consolidated financial statements.

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2003, 2004 AND 2005

1. Summary of Operations and Significant Accounting Policies:

Nature of Business

Pharmaceutical Product Development, Inc. and its subsidiaries (collectively the “Company”) provide a broad range of research and development and consulting services in the Development and Discovery Sciences segments. In the Development segment, the Company provides a broad range of development services, which include preclinical programs and Phase I through IV clinical development services. In addition, for drugs that have received approval for market use, the Company also offers post-approval support services such as product launch services, medical information, patient compliance programs, patient and disease registry programs, product safety and pharmacovigilance, Phase IV monitored studies and prescription-to-over-the-counter programs. The Discovery Sciences services include preclinical evaluations of anticancer and diabetes therapies, biomarker services and compound partnering arrangements associated with the development and commercialization of potential drug products. The Company provides services to clients in the pharmaceutical, biotechnology and medical device industries and to government organizations. The Company markets its Development services primarily in the United States and Europe. The Company’s Discovery Sciences revenues have all been generated in the United States.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts and results of operations of the Company. All intercompany balances and transactions have been eliminated in consolidation.

Stock Split

On December 30, 2005, the Company’s Board of Directors approved a two-for-one stock split. The record date for the stock split was February 17, 2006. The distribution of shares was completed on February 28, 2006. All share and per share amounts for all periods presented in the accompanying consolidated financial statements have been adjusted to reflect the effect of this stock split.

Recent Accounting Pronouncements

In October 2004, the Emerging Issues Task Force, or EITF, finalized its consensuses on EITF 04-01, “Accounting for Preexisting Relationships between the Parties to a Business Combination”. The consensuses in EITF 04-01 provide guidance on how to account for the settlement of a preexisting relationship and how it affects the accounting of the business combination. EITF 04-01 is effective for business combinations consummated in reporting periods beginning after October 13, 2004. In February 2005, the Company recorded a gain on the termination of a preexisting lease arrangement as part of the acquisition of SurroMed, Inc.’s biomarker business in accordance with the guidance in EITF 04-01. See Note 2.

In December 2004, the Financial Accounting Standards Board, or FASB, issued SFAS No. 123 (Revised 2004) “Share-Based Payment” that will require compensation costs related to share-based payment transactions to be recognized in the financial statements. With limited exceptions, the amount of compensation cost will be measured based on the fair value on the date of grant of the equity or liability instruments issued. In addition, the fair value of liability instruments will be remeasured each reporting period. Compensation cost will be recognized over the period that an employee provides service in exchange for the award. In March 2005, the SEC issued Staff Accounting Bulletin 107 which describes the SEC staff’s expectations in determining the assumptions that underlie the fair value estimates and discusses the interaction of SFAS No. 123 (Revised) with existing SEC guidance. In April 2005, the SEC deferred the effective date for SFAS No. 123 (Revised) to the beginning of the first fiscal year that begins after June 15, 2005. The Company has decided to use the modified-retrospective transition method permitted by the statement and will continue to value its grants using the Black-Scholes option-pricing model. The Company expects the adoption of SFAS No. 123 (Revised) to have a material impact on its financial position, results of operations, and cash flows. See “Stock-Based Compensation” in this Note for information related to the pro forma effects on the Company’s reported net income and net income per share of applying the fair value recognition provisions of the previous SFAS No. 123 to stock-based compensation.

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2003, 2004 AND 2005

1. Summary of Operations and Significant Accounting Policies (continued):

Recent Accounting Pronouncements (continued)

In March 2005, the FASB issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligation”, or FIN 47, to clarify that the term “conditional asset retirement obligation” as used in SFAS No. 143 refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. An entity must recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. FIN 47 also defines when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. The adoption of this statement did not have a material impact on the Company’s financial statements.

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

In June 2005, the EITF reached a consensus on EITF 05-6, “Determining the Amortization Period for Leasehold Improvements Purchased after Lease Inception or Acquired in a Business Combination”. EITF 05-6 requires leasehold improvements purchased after the beginning of the initial lease term or that are acquired in a business combination to be amortized over the lesser of the useful life of the assets or a term that includes the original lease term plus any renewals that are reasonably assured at the date the leasehold improvements are purchased or acquired. In September 2005, the EITF modified the consensus to clarify that this issue does not apply to preexisting leasehold improvements. This guidance was effective for leasehold improvements purchased or acquired in reporting periods beginning after June 29, 2005. The adoption of this statement did not have a material impact on the Company’s financial statements.

In October 2005, the FASB issued Staff Position No. 13-1, “Accounting for Rental Costs Incurred During a Construction Period”, or FSP 13-1. FSP 13-1 states that rental costs associated with ground or building operating leases incurred during a construction period shall be recognized as rental expense and not capitalized. FSP 13-1 is effective for the first reporting period beginning after December 15, 2005. The Company does not believe adoption of this statement will have a material impact on the Company’s financial statements.

In November 2005, the FASB issued Staff Position Nos. FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments”. This statement addresses the determination as to when an investment is considered impaired, whether the impairment is other-than-temporary and the measurement of an impairment loss. The statement is effective for reporting periods beginning after December 15, 2005. The Company does not believe adoption of this statement will have a material impact on the Company’s financial statements.

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2003, 2004 AND 2005

1. Summary of Operations and Significant Accounting Policies (continued):

Revenue Recognition

The Company records revenue from contracts, other than time-and-material contracts, on a proportional performance basis in its Development segment. To measure performance on a given date, the Company compares direct costs incurred through that date to estimated total contract direct costs. The Company believes this is the best indicator of the performance of the contractual obligations because the costs relate primarily to the amount of labor incurred to perform the service. Changes to the estimated total contract direct costs result in a cumulative adjustment to the amount of revenue recognized. For time-and-material contracts in both its Development and Discovery Sciences segments, the Company recognizes revenue as hours are worked, multiplied by the applicable hourly rate. For the Company’s Phase I and laboratory businesses, the Company recognizes revenue from unitized contracts as subjects or samples are tested, multiplied by the applicable unit price.

In connection with the management of multi-site clinical trials, the Company pays, on behalf of its customers, fees to investigators and test subjects as well as other out-of-pocket costs for items such as travel, printing, meetings and couriers. The clients reimburse the Company for these costs. As required by EITF 01-14, amounts paid by the Company as a principal for out-of-pocket costs are included in direct costs as reimbursable out-of-pocket expenses and the reimbursements the Company receives as a principal are reported as reimbursed out-of-pocket revenue. In the statements of operations, the Company combines amounts paid by the Company as an agent for out-of-pocket costs with the corresponding reimbursements, or revenue, the Company receives as an agent. During the years ended December 31, 2003, 2004 and 2005, fees paid to investigators and other fees the Company paid as an agent and the associated reimbursements were approximately $172.5 million, $226.9 million and $279.8 million, respectively.

Most of the contracts for the Development segment can be terminated by the Company’s clients either immediately or after a specified period following notice. These contracts typically require payment to the Company of expenses to wind down a study, fees earned to date, and in some cases, a termination fee or some portion of the fees or profit that the Company could have earned under the contract if it had not been terminated early. Therefore, revenue recognized prior to cancellation does not generally require a significant adjustment upon cancellation. If the Company determines that a loss will result from the performance of a fixed-price contract, the entire amount of the estimated loss is charged against income in the period in which such determination is made.

The Discovery Sciences segment also generates revenue from time to time in the form of milestone payments in connection with licensing of compounds. Milestone payments are only recognized as revenue if the specified milestone is achieved and accepted by the customer, and continued performance of future research and development services related to that milestone are not required.

Cash and Cash Equivalents

Cash and cash equivalents consist of unrestricted cash accounts that are not subject to withdrawal restrictions or penalties and all highly liquid investments rated A or better by Standard & Poor’s or Moody’s and that have a maturity of three months or less at the date of purchase.

Supplemental cash flow information consisted of the following:

(in thousands)	Year Ended December 31,
	2003	2004	2005
Cash paid for interest	$784	$527	$1,068

Cash paid for income taxes, net of refunds	$44,950	$45,743	$33,727

Accrued property and equipment purchases	$2,625	$3,266	$1,920

See Note 2 for non-cash investing and financing activities related to the 2005 acquisition of biomarker services from SurroMed, Inc.

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2003, 2004 AND 2005

1. Summary of Operations and Significant Accounting Policies (continued):

Payables to Investigators and Investigator Advances

Billings and payments to investigators are based on contractual agreements that can differ from the accrual of the related costs. Investigator costs are recognized based upon the status of the work completed as a percentage of the total procedures required under the contract or based on patient enrollment over the term of the contract. The Company classifies payments made in excess of the accrued costs as investigator advances and accrued costs in excess of amounts paid as payables to investigators in its consolidated balance sheets.

Inventory

Inventories, which consist principally of laboratory supplies, are valued at the lower of cost (first-in, first-out method) or market. As of December 31, 2004 and 2005, prepaid expenses and other current assets included inventories totaling $2.2 million and $2.3 million, respectively.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. Depreciation is recorded using the straight-line method, based on estimated useful lives of 40 to 50 years for buildings, five years for laboratory equipment, two to five years for software, computers and related equipment and five to ten years for furniture and equipment, except for aircrafts which are depreciated over 30 years. Leasehold improvements are depreciated over the shorter of the respective lives of the leases or the useful lives of the improvements. Property under capital leases is depreciated over the life of the lease or the service life, whichever is shorter.

Internal Use Software

The Company accounts for internal use software in accordance with the provisions of AICPA Statement of Position No. 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use”, which requires certain direct costs and interest costs incurred during the application stage of development to be capitalized and amortized over the useful life of the software.

Operating Leases

Rent expense for operating leases, some of which have escalating rentals over the term of the lease, is recorded on a straight-line basis over the initial effective lease term. The Company begins amortization on the date of initial possession, which is generally when the Company enters the space and begins to make improvements in preparation of intended use. The difference between rent expense and rent paid is accounted for as deferred rent. For tenant improvement allowances, rent holidays and other lease incentives, the Company records a deferred rent liability at the inception of the lease term and amortizes the deferred rent over the term of the lease as a reduction to rent expense.

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

FOR THE YEARS ENDED DECEMBER 31, 2003, 2004 AND 2005

1. Summary of Operations and Significant Accounting Policies (continued):

Realizability of Carrying Value of Long-Lived Assets

The Company reviews the recoverability of long-lived and finite-lived intangible assets when circumstances indicate that the carrying amount of assets may not be recoverable. This evaluation is based on various analyses, including undiscounted cash flow projections. In the event undiscounted cash flow projections indicate impairment, the Company would record an impairment based on the fair value of the assets at the date of the impairment. No impairments of long-lived assets were recorded in 2003 and 2005. In 2004, the Company recorded an impairment of property and equipment of approximately $0.5 million related to exiting the chemistry facility in Research Triangle Park, North Carolina.

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

Investments

The Company has equity investments in publicly traded entities. Investments in publicly traded entities are classified as available-for-sale securities and are measured at market value. The Company records net unrealized gains or losses associated with investments in publicly traded entities as a component of shareholders’ equity until they are realized or an other-than-temporary decline has occurred. The market value of the Company’s equity investments in publicly traded entities is based on the closing price as quoted by the applicable stock exchange or market on the last day of the reporting period. The Company’s equity investments in publicly traded companies are classified as long-term assets due to the Company’s ability to hold its investments long-term, the strategic nature and the lack of liquidity in the public markets for these securities to easily liquidate the investment without significantly impacting the market value.

The Company also has investments in privately held entities in the form of equity and convertible debt instruments that are not publicly traded and for which fair values are not readily determinable. The Company records all of its investments in private entities under the cost method of accounting. The Company assesses the net realizable value of these entities on a quarterly basis to determine if there has been a decline in the fair value of these entities, and if so, if the decline is other-than-temporary. This quarterly review includes an evaluation of, among other things, the market condition of the overall industry, historical and projected financial performance, expected cash needs and recent funding events. This impairment analysis requires significant judgment.

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

FOR THE YEARS ENDED DECEMBER 31, 2003, 2004 AND 2005

1. Summary of Operations and Significant Accounting Policies (continued):

Concentration of Credit Risk

Statement of Financial Accounting Standards No. 105, “Disclosure of Information about Financial Instruments with Off-Balance-Sheet Risk and Financial Instruments with Concentrations of Credit Risk”, requires disclosure of information about financial instruments with off-balance-sheet risk and financial instruments with concentrations of credit risk. Financial instruments that subject the Company to concentrations of credit risk consist principally of accounts receivable, cash equivalents and short-term investments.

The Company’s clients are primarily pharmaceutical and biotechnology companies and government organizations. No single client accounted for more than 10% of the Company’s net revenue in 2003, 2004 or 2005. Concentrations of credit risk with respect to accounts receivable are limited to a degree due to the large number of clients comprising the Company’s client base. The Company performs ongoing credit evaluations of clients’ financial condition and, generally, does not require collateral. The Company maintains allowances for potential credit losses and these losses, in the aggregate, have historically not exceeded estimates.

The Company’s cash equivalents consist principally of commercial paper. Bank deposits exceed the FDIC insurance limit. Based on the nature of the financial instruments and/or historical realization of these financial instruments, the Company believes they bear minimal credit risk. At December 31, 2005, short-term investments were generally triple A rated municipal and government securities.

Comprehensive Income

The Company has elected to present comprehensive income and its components in the Statements of Shareholders’ Equity. The components of comprehensive income are net income and all other non-owner changes in equity.

The balances in accumulated other comprehensive income were as follows:

(in thousands)	December 31,
	2004	2005
Translation adjustment	$14,903	$4,766
Minimum pension liability, net of tax	(5,753)	(7,329)
Fair value of hedging transaction, net of tax	413	(533)
Unrealized gain on investment	1,616	6,103

Total	$11,179	$3,007

Foreign Currency Translations and Transactions

Assets and liabilities of foreign operations, where the functional currency is the local currency, are translated into U.S. dollars at the rate of exchange at each reporting date. Income and expenses are translated at the average rates of exchange prevailing during the month in which a transaction occurs. Gains or losses from translating foreign currency financial statements are recorded in other comprehensive income. The cumulative translation adjustment included in other comprehensive income for the years ended December 31, 2003, 2004 and 2005 totaled $9.7 million, $6.2 million and $(10.1) million, respectively. Foreign currency transaction gains and losses have not been material and are included in other income, net.

Earnings Per Share

The computation of basic income per share information is based on the weighted average number of common shares outstanding during the year. The computation of diluted income per share information is based on the weighted average number of common shares outstanding during the year plus the effects of any dilutive common stock equivalents. Excluded from the calculation of earnings per diluted share were 5,005,786 shares, 3,778,600 shares and 215,800 shares during 2003, 2004 and 2005, respectively, because they were antidilutive.

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2003, 2004 AND 2005

1. Summary of Operations and Significant Accounting Policies (continued):

Earnings Per Share (continued)

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

(in thousands, except per share data)	Year Ended December 31,
	2003	2004	2005
Net income, as reported	$46,310	$98,888	$131,483
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	239	—	634
Less: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(5,139)	(7,204)	(12,220)

Pro forma net income	$41,410	$91,684	$119,897

Net income per share:
Basic – as reported	$0.42	$0.88	$1.15
Basic – pro forma	$0.37	$0.81	$1.05

Diluted – as reported	$0.41	$0.87	$1.13
Diluted – pro forma	$0.37	$0.81	$1.03

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2003, 2004 AND 2005

1. Summary of Operations and Significant Accounting Policies (continued):

Stock-Based Compensation (continued)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Year Ended December 31,
	2003	2004	2005
Expected lives (years)	5.00	5.00	5.00
Dividend yield (%)	0.00	0.00	0.32
Risk-free interest rate (%)	3.25	3.63	4.35
Expected volatility (%)	41.22	53.99	50.31

All options granted during the years ended December 31, 2003, 2004 and 2005 were granted with an exercise price equal to the fair value of the Company’s common stock at the grant date. The weighted-average fair value of options granted during the years ended December 31, 2003, 2004, and 2005 was $4.98, $7.86 and $12.11, respectively. The estimated pro forma amounts include the compensation cost for the Company’s Employee Stock Purchase Plan based on the fair value of the contributions made under this plan, consistent with the method of SFAS No. 123.

Advertising Costs

Advertising costs are charged to operations as incurred. Advertising costs were approximately $0.9 million, $0.8 million and $0.8 million for the years ended December 31, 2003, 2004 and 2005, respectively.

Research and Development Costs

Research and development costs are charged to operations as incurred. In the fourth quarter of 2003, the Company acquired the patents for the compound dapoxetine from Eli Lilly & Company for $65.0 million. The $65.0 million payment to Lilly was recorded to research and development expenses because dapoxetine was still in development at the time of the purchase of the patents and had not been approved for sale in any country.

Restructuring Charges and Gain on Sale of Assets

In 2004, the Company recorded a $2.6 million restructuring charge associated with exiting the Company’s chemistry facility in Research Triangle Park, North Carolina. These charges include lease payments and termination costs, net of sublease rentals, of approximately $2.1 million and a loss on sale of assets used in the chemistry services of approximately $0.5 million. The lease termination liability will be paid over the remaining life of the lease which will end in 2015. During 2004 and 2005, the Company paid lease payments, termination costs and related expenses of $0.9 million and $0.9 million, respectively. The restructuring liability of $1.2 million and $0.3 million as of December 31, 2004 and 2005, respectively, is reported in the consolidated balance sheets as a component of other accrued expenses and deferred rent and other.

In July 2003, the Company announced the restructuring of its Discovery Sciences segment. In connection with this restructuring, the Company consolidated its Discovery Sciences operations into its Morrisville, North Carolina and Middleton, Wisconsin facilities, and discontinued offering functional genomics services in Menlo Park, California. In the third quarter of 2003, the Company incurred, recorded and paid a charge to earnings of $1.9 million for this restructuring. Restructuring charges included $0.9 million for one-time termination benefits, $0.7 million for facility charges and $0.3 million for other related charges.

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2003, 2004 AND 2005

1. Summary of Operations and Significant Accounting Policies (continued):

Restructuring Charges and Gain on Sale of Assets (continued)

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

Reclassifications

The Company has reclassified certain 2003 and 2004 financial statement amounts to conform to the 2005 financial statement presentation.

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

2. Acquisitions:

In July 2003, the Company acquired Eminent Research Systems, Inc., a clinical research organization specializing in medical device development, and Clinsights, Inc., a company affiliated with Eminent through common ownership that provides a range of post-market services to medical device and related pharmaceutical companies and operates proprietary web sites for the dissemination of medical information, online research and product marketing. As a result, Eminent and Clinsights became part of the Development segment of the Company. Their results of operations are included in the Company’s consolidated statements of operations as of and since July 18, 2003, the effective date of the acquisitions. Under the terms of the merger agreement, the original aggregate purchase price of $25.0 million in cash was reduced by $1.5 million in the first quarter of 2004 as a result of an adjustment to the purchase price based on Eminent’s closing balance sheet.

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2003, 2004 AND 2005

2. Acquisitions (continued):

In February 2005, the Company completed its acquisition of substantially all of the assets of SurroMed, Inc.’s biomarker business. The assets acquired consist of equipment, fixtures, leasehold improvements, software and contracts. The biomarker business supports drug discovery and drug development by identifying biomarkers using biological, chemical and bioinformatics expertise and technologies. The acquisition expanded the Company’s business by adding biomarker discovery and patient sample analysis capability to the services offered by the Company. In exchange for the assets, the Company surrendered to SurroMed all shares of preferred stock of SurroMed it held. As additional consideration for the acquisition, the Company assumed approximately $3.4 million of SurroMed liabilities under capital leases and additional operating liabilities, and agreed to guarantee repayment of up to $1.5 million under a SurroMed bank loan. In accordance with the requirements of FASB Statement No. 5, “Accounting for Contingencies”, as clarified by FASB Interpretation No. 45, the Company has recorded a liability in the amount of $150,000 for the estimated fair value of the obligation it has assumed under this guarantee. The Company recognized a pre-tax gain on exchange of assets of $5.1 million, primarily related to the $4.9 million gain on the termination of a preexisting facility lease arrangement with SurroMed in accordance with EITF 04-01, “Accounting for Preexisting Relationships between the Parties to a Business Combination”. The fair value of the leasing arrangement was determined based on the discounted cash flows of the difference between the future required rental payments under the lease agreement and the current market rate for similar facilities. The results of operations from the biomarker assets acquired are included in the Company’s consolidated statements of operations as of and since February 1, 2005, the effective date of the acquisition. This biomarker business is part of the Discovery Sciences segment of the Company.

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

The total purchase price for the SurroMed acquisition in 2005 was allocated to the estimated fair value of assets acquired and liabilities assumed as set forth in the following table:

(in thousands)

Condensed balance sheet:
Current assets	$186
Property and equipment, net	8,780
Deferred rent and other	(742)
Current liabilities	(3,512)
Long-term liabilities	(2,267)

Value of unidentifiable intangible assets:
Goodwill	33,001

Total	$35,446

The purchase price allocation has been finalized for this acquisition. Goodwill will be evaluated annually as required by SFAS 142. The Company expects goodwill related to SurroMed to be deductible for tax purposes.

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2003, 2004 AND 2005

2. Acquisitions (continued):

The unaudited pro forma results from operations for the Company assuming the SurroMed acquisition was consummated as of January 1, 2004 were as follows:

(in thousands, except per share data)	Year Ended December 31,
	2004	2005
Total revenue	$849,402	$1,037,752

Net income	$94,230	$131,291

Net income per share:
Basic	$0.84	$1.15
Diluted	$0.83	$1.13

The above amounts are based upon assumptions and estimates the Company believes are reasonable, but they do not reflect any benefit from economies that might be achieved from combined operations. Pro forma adjustments were made to income tax benefit, increasing net income by $2.4 million and $0.1 million for the twelve-month periods ended December 31, 2004 and 2005, respectively. These adjustments are reflected in the above table. The pro forma financial information presented above is not necessarily indicative of either the results of operations that would have occurred had the acquisition taken place at the beginning of the period indicated or of future results of operations of the Company.

3. Accounts Receivable and Unbilled Services:

Accounts receivable and unbilled services consisted of the following:

(in thousands)	December 31,
	2004	2005
Trade:
Billed	$183,765	$204,686
Unbilled	85,404	102,626
Reserve for doubtful accounts	(4,102)	(3,926)

	$265,067	$303,386

The Company had 23.1% and 20.1% of its accounts receivable and unbilled services in locations outside the United States as of December 31, 2004 and 2005, respectively. Operations in the United Kingdom comprised 70.1% and 70.4% of this balance as of December 31, 2004 and 2005, respectively.

Change in reserve for doubtful accounts consisted of the following:

(in thousands)	Year Ended December 31,
	2003	2004	2005
Balance at beginning of year	$3,621	$2,959	$4,102
Additions charged to costs and expenses	284	1,188	126
Deductions	(1,283)	(45)	(302)
Acquisitions	337	—	—

Balance at end of year	$2,959	$4,102	$3,926

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2003, 2004 AND 2005

4. Property and Equipment:

Property and equipment, stated at cost, consisted of the following:

(in thousands)	December 31,
	2004	2005
Land	$7,392	$6,986
Buildings and leasehold improvements	45,493	58,321
Construction in progress and software under development	21,649	31,205
Furniture and equipment	99,778	152,952
Computer equipment and software	86,367	114,331

	260,679	363,795

Less accumulated depreciation and amortization	(124,178)	(153,775)

	$136,501	$210,020

Capitalized costs for the new corporate headquarters facility included in construction in progress and software under development as of December 31, 2004 and December 31, 2005 were $0.1 million and $19.7 million, respectively. During 2005, the Company capitalized interest of approximately $0.1 million relating to the construction of the new corporate headquarters facility in Wilmington, North Carolina.

In February 2005, the Company acquired a Dassault Falcon 900EX aircraft for $30.5 million. The Company uses the aircraft for corporate purposes. The aircraft is classified as furniture and equipment. The Company financed the acquisition from available cash.

As of December 31, 2004, the Company did not have any property or equipment under capital leases. As of December 31, 2005, property and equipment under capital leases, stated at cost, consisted of the following:

(in thousands)

Leasehold improvements	$824
Computer equipment and software	656
Furniture and equipment	2,114

3,594
Less accumulated depreciation and amortization	(1,211)

$2,383

As of December 31, 2005, the Company had $2.2 million in net book value of property and equipment under capital lease from the acquisition of SurroMed’s biomarker business. The remaining $0.2 million in net book value of property and equipment under capital lease related to a lease for scientific equipment used at the Company’s Phase I clinic in Austin, Texas.

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2003, 2004 AND 2005

5. Goodwill and Intangible Assets:

Changes in the carrying amount of goodwill for the twelve months ended December 31, 2004 and 2005, by operating segment, were as follows:

(in thousands)	Development	Discovery Sciences	Total
Balance as of January 1, 2004	$157,461	$20,615	$178,076
Change in goodwill recorded during the period for prior year acquisitions (finalization of purchase price adjustments)	(699)	—	(699)
Translation adjustments	2,404	—	2,404

Balance as of December 31, 2004	159,166	20,615	179,781
Goodwill recorded during the period for current year acquisition	—	33,001	33,001
Translation adjustments	(3,899)	—	(3,899)

Balance as of December 31, 2005	$155,267	$53,616	$208,883

Information regarding the Company’s other intangible assets follows:

(in thousands)	December 31, 2004			December 31, 2005
	Carrying Amount	Accumulated Amortization	Net	Carrying Amount	Accumulated Amortization	Net
Backlog and customer relationships	$2,733	$2,381	$352	$543	$338	$205
Patents	280	271	9	22	22	—
License and royalty agreements	5,000	1,466	3,534	5,000	2,433	2,567

Total	$8,013	$4,118	$3,895	$5,565	$2,793	$2,772

The Company amortizes all intangible assets on a straight-line basis, based on estimated useful lives of three to five years for backlog and customer relationships, five years for patents and three to ten years for license and royalty agreements. As of December 31, 2005, the approximate weighted average amortization period was 4.1 years for backlog and customer relationships, 5.0 years for patents, 6.4 years for license and royalty agreements and 6.1 years for all intangibles, collectively.

Amortization expense for the twelve months ended December 31, 2003, 2004 and 2005 was $1.6 million, $1.2 million and $1.1 million, respectively. As of December 31, 2005, estimated amortization expense for each of the next five years was as follows:

(in thousands)

2006	$604
2007	361
2008	333
2009	300
2010	256

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2003, 2004 AND 2005

6. Short-term Investments and Investments:

Short-term investments, all of which are available-for-sale securities, and investments consisted of the following:

(in thousands)	December 31,
	2004	2005
Short-term investments:

Preferred stock	$48,225	$—
State and municipal securities	51,850	137,820
Other debt securities	4,945	—

Total short-term investments	$105,020	$137,820

Investments:

Cost basis investments:
Surromed, Inc.	$29,007	$—
Syrrx, Inc.	25,000	—
Accentia Biopharmaceuticals, Inc.	4,771	—
Spotlight Health, Inc.	1,230	—
Oriel Therapeutics, Inc.	1,800	500
Bay City Capital Fund IV, L.P.	—	1,852
A.M. Pappas Life Science Ventures III, L.P.	—	691
Other equity investments	250	250

Total cost basis investments	62,058	3,293

Marketable equity securities:
BioDelivery Sciences International, Inc.	2,850	1,953
Chemokine Therapeutics Corp.	1,750	2,360
Accentia Biopharmaceuticals, Inc.	—	21,565

Total marketable equity securities	4,600	25,878

Total investments	$66,658	$29,171

Short-term Investments

At December 31, 2004 and 2005, the Company’s short-term investments consisted of Auction Rate Securities. As of December 31, 2004 and 2005, the fair market value equaled the adjusted cost and there were no unrealized gains or losses associated with these investments. The gross realized gains (losses) on these securities were $0.6 million in 2003, $0.6 million in 2004 and ($17,000) in 2005 determined on a specific identification basis.

The estimated fair value of short-term investment securities at December 31, 2005, by contractual maturity, were as follows:

(in thousands)

Due in 1 year or less	$—
Due in 1-5 years	—
Due in 5-10 years	4,895
Due after 10 years	132,925

$137,820

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2003, 2004 AND 2005

6. Short-term Investments and Investments (continued):

Investments

The Company had long-term investments in marketable securities as of December 31, 2004 and 2005. As of December 31, 2004, gross unrealized gains were $1.6 million and gross unrealized losses were $0 on these investments. As of December 31, 2005, gross unrealized gains were $8.5 million and gross unrealized losses were $0.

During 2005, the Company recorded charges to earnings for other-than-temporary declines in the fair market value of its investment in Spotlight Health, Inc. of $3.8 million, Oriel Therapeautics, Inc. of $1.8 million and BioDelivery Sciences International of $0.3 million. In August 2005, Spotlight Health notified the Company that it was unable to continue as a going-concern and was in the liquidation process. The charge to earnings in the amount of $3.8 million consisted of the Company’s remaining equity investment of $2.2 million and a liability in the amount of $1.6 million based on the outstanding balance of Spotlight Health’s revolving line of credit that was guaranteed by the Company. The write-down of Oriel Therapeutics was based primarily on historical and projected performance and expected cash needs to continue the implementation of its business plan. The write-down of BioDelivery Sciences was based on a sustained decrease in the publicly quoted market price that management believes was other-than-temporary and BioDelivery Sciences’ limited cash resources.

During 2004, the Company recorded a charge to earnings of $2.0 million for an other-than-temporary decline in the fair market value of its investment in Chemokine Therapeutics Corp. The write-down of Chemokine was recorded based primarily on its individual historical and projected financial performance and completed or anticipated issuances of shares to new investors at lower valuations than the Company’s recorded value.

During 2003, the Company recorded charges to earnings for other-than-temporary declines in the fair market value of its investment in BioDelivery Sciences International of $1.4 million, Spotlight Health, Inc. of $3.9 million, SLIL Biomedical Corp. of $4.7 million and Signature Bioscience, Inc. (formerly Primecyte, Inc.) of $0.2 million. The write-down of BioDelivery Sciences was based on a decrease in the publicly quoted market price that Company management believes was other-than-temporary due to the uncertainty of BioDelivery Sciences’ strategic direction. The write-down of the Company’s investment in Spotlight Health was recorded based primarily on its historical and projected financial performance and the issuance of shares to a new investor at a lower valuation. SLIL and Signature Biosciences were deemed to be impaired primarily as a result of the market condition of their respective industries, historical and projected performance and expected cash needs of the individual companies.

In February 2005, the Company acquired substantially all of SurroMed, Inc.’s assets related to its biomarker business. Under the terms of the purchase agreement, in exchange for the assets of SurroMed’s biomarker business, the Company surrendered for cancellation its shares of SurroMed preferred stock. For additional discussion regarding the acquisition, see Note 2.

In November 2003, the Company purchased 4.8 million shares of Syrrx, Inc. Series F convertible preferred stock in exchange for $25.0 million. In March 2005, Takeda Pharmaceutical Company Limited completed its acquisition of Syrrx, Inc., at which time the Company owned $25.0 million in preferred stock of Syrrx. Takeda paid the Company $25.0 million in April 2005 for this preferred stock in accordance with Syrrx’s certificate of incorporation. Syrrx is now known as Takeda San Diego, Inc.

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2003, 2004 AND 2005

6. Short-term Investments and Investments (continued):

Investments (continued)

In January 2004, the Company purchased 5.0 million shares of Accentia Biopharmaceuticals, Inc. Series E convertible preferred stock for $5.0 million. Accentia is a specialty biopharmaceutical company focused on the development and commercialization of late-stage clinical products in the areas of respiratory disease and oncology. In connection with its investment in 2004, the Company also received a Class A and Class B warrant, each to purchase up to an additional 5.0 million shares of Series E convertible preferred stock for $1.00 per share. The Company exercised the Class A warrant in January 2005 and the Class B warrant in August 2005. Accentia’s Series E convertible preferred stock pays a dividend based on a percentage of net sales of certain Accentia products. The Company received dividends in excess of Accentia’s earnings in 2004 and 2005 and thus recorded these as a reduction of cost of the investment in Accentia. On October 28, 2005, Accentia completed its initial public offering of 2.4 million shares of common stock for $8.00 per share. Upon completion of the initial public offering, the Company’s 15.0 million shares of Series E convertible preferred stock were converted to 4,270,323 shares of common stock. As of December 31, 2005, the Company had a gross unrealized gain on its investment in Accentia of $6.8 million. The Company may sell its Accentia shares beginning April 26, 2006. The Company owned approximately 14.7% of the outstanding capital stock of Accentia as of December 31, 2005.

In April 2000, the Company purchased 1.0 million shares of Spotlight Health Series C convertible preferred stock for $5.0 million. The Company entered into an agreement with Spotlight Health and Bank of America, N.A. to guarantee a $2.0 million revolving line of credit provided to Spotlight Health by Bank of America. This new line of credit was used to refinance existing Spotlight Health debt that was also guaranteed by the Company. In June 2005, the Company purchased 970,873 shares of Spotlight Health’s Series D convertible preferred stock for a purchase price of $1.03 per share. In connection with that transaction, the parties amended the loan agreement with Bank of America. Spotlight Health also granted Bank of America a first lien security interest on its assets to secure its obligations under the loan agreement. The Company recorded a charge to earnings for an other-than-temporary decline in the fair market value of its investment of $3.9 million in 2003. In the third quarter of 2005, in connection with the liquidation of Spotlight Health’s assets, the Company recorded a charge to earnings of $3.8 million relating to its remaining equity investment in Spotlight Health and the loan guaranteed by the Company.

In December 2002, the Company purchased 150,000 shares of Oriel Therapeutics, Inc. Series A convertible preferred stock for $0.15 million. The Company also received, as part of the purchase, a warrant to purchase an equal number of shares of stock offered by Oriel Therapeutics in its next round of financing at a discount. In April 2003, the Company exercised the warrant to purchase 150,000 shares of Oriel Therapeutics Series B convertible preferred stock for $0.24 million. At the same time, the Company also purchased an additional 255,000 shares of Oriel’s Series B convertible preferred stock for $0.51 million. In March 2004, the Company loaned Oriel $0.9 million in the form of debt convertible into Oriel Therapeutics’ Series B preferred stock at $2.00 per share. The loan is secured by a first lien on Oriel’s assets. In June 2005, the Company loaned Oriel $0.35 million and received a warrant to purchase shares offered by Oriel Therapeutics in a future equity financing transaction. The Company loaned Oriel an additional $0.15 million in November 2005, bringing its total investment to $2.3 million. In December 2005, based on Oriel’s historical and projected performance and expected cash needs, the Company recorded a charge to earnings of $1.8 million to write-down its equity and debt investments in Oriel. The Company owned approximately 13.5% in Oriel Therapeutics’ outstanding common stock as of December 31, 2005. Oriel is a privately held company pursuing the development of technology to improve drug delivery in the treatment of respiratory and pulmonary diseases.

In September 2005, the Company became a limited partner in Bay City Capital Fund IV, L.P., a venture capital fund. The Bay City Fund IV was established in July 2004 for the purpose of investing in life sciences companies. The Company has committed to invest up to a maximum of $10.0 million in the Bay City Fund IV. No capital call can exceed 20% of the Company’s aggregate capital commitment. Thus, the Company anticipates its aggregate investment will be made through a series of future capital calls over the next several years. Capital calls through December 31, 2005 were $1.9 million. The Company owned approximately 2.9% of the Bay City Fund IV as of December 31, 2005. The Company’s capital commitment will expire in June 2009.

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2003, 2004 AND 2005

6. Short-term Investments and Investments (continued):

Investments (continued)

In November 2003, the Company became a limited partner in A. M. Pappas Life Science Ventures III, L.P., a venture capital fund. The Pappas Fund was established for the purpose of making investments in equity securities of privately held companies in the life sciences, healthcare and technology industries. The Company has committed to invest up to a maximum of $4.75 million. No capital call can exceed 10% of the Company’s aggregate capital commitment. As such, the Company anticipates that its aggregate investment will be made through a series of future capital calls over the next several years. Capital calls through December 31, 2005 were $0.7 million, of which $0.2 million was paid subsequent to December 31, 2005. The Company owned approximately 4.8% of the Pappas Fund as of December 31, 2005. The Company’s capital commitment will expire in May 2009.

In June 2002, the Company purchased approximately 0.7 million units of BioDelivery Sciences International, Inc. for $3.6 million. Each unit consisted of one share of common stock and one warrant for common stock. The Company recorded charges to earnings for other-than-temporary declines in the fair market value of its investment of $1.4 million in 2003 and $0.3 million in 2005. The Company’s ownership of common stock of BioDelivery Sciences International represented an ownership interest of approximately 5.9% in BioDelivery Sciences International’s outstanding common stock as of December 31, 2005. BioDelivery Sciences International is a publicly traded company that is developing and seeking to commercialize a drug delivery technology designed for a potentially broad base of pharmaceuticals, vaccines and over-the-counter drugs.

In April 2003, the Company purchased 2.0 million shares of Chemokine Therapeutics Corp. Series A convertible preferred stock for $2.7 million, which represented approximately a 5.9% interest in the outstanding stock of Chemokine as of December 31, 2005. In December 2004, Chemokine completed an initial public offering, or IPO, of its common stock in Canada. Chemokine’s common stock trades publicly on the Toronto Stock Exchange. In connection with the IPO, the Company received warrants to purchase 0.5 million shares of common stock at the IPO price. These warrants will expire in December 2007. During 2004, the Company recorded a charge to earnings of $2.0 million for an other-than-temporary decline in the fair market value of its investment in Chemokine. As of December 31, 2005, the Company had a gross unrealized gain on its investment in Chemokine of $1.7 million. Chemokine focuses on the development of peptide and small molecule therapeutics that are agonists or antagonists of chemokine activity. Chemokines are small proteins that recruit cells to local sites of infection and might be useful as either blood recovery or anti-metastasis agents.

7. Other Accrued Expenses:

Other accrued expenses consisted of the following:

(in thousands)	December 31,
	2004	2005
Accrued salaries, wages, benefits and related costs	$59,170	$73,380
Other	42,544	45,924

	$101,714	$119,304

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2003, 2004 AND 2005

8. Long-Term Debt, Line of Credit and Lease Obligations:

Long-Term Debt

Long-term debt consisted of the following:

(in thousands)	December 31,
	2004	2005
Revolving credit facility, effective rate of 4.98%	$—	$17,097
Capital leases at interest rates up to 10.0%	—	1,645
Fair value of guarantee	200	—
Building note at interest rate of 5.26%	6,770	5,560

	6,970	24,302
Less: current maturities	(599)	(1,607)

	$6,371	$22,695

The Company has a note payable related to a laboratory building in Brussels, Belgium. This note was assumed in the acquisition of Medical Research Laboratories International, Inc. in February 2002 and matures in April 2017. For the years subsequent to December 31, 2005, annual maturities of long-term debt outstanding on the building note are as follows:

(in thousands)	Building note
2006	$367
2007	387
2008	408
2009	431
2010	454
2011 and thereafter	3,513

Total	$5,560

Revolving Credit Facility

In July 2005, the Company renewed its $50.0 million revolving line of credit facility with Bank of America, N.A. Indebtedness under the facility is unsecured and subject to traditional covenants relating to financial ratios and restrictions on certain types of transactions. This revolving credit facility does not expressly restrict or limit the payment of dividends. The Company was in compliance with all loan covenants as of December 31, 2005. Outstanding borrowings under the facility bear interest at an annual fluctuating rate equal to the one-month London Interbank Offered Rate, or LIBOR, plus a margin of 0.625%. Borrowings under this credit facility are available to provide working capital and for general corporate purposes. As of December 31, 2005, the Company had borrowed $17.1 million under this credit facility to finance the construction of its new headquarters facility, and approximately $31.7 million was available for borrowing, giving effect to a reduction in availability of $1.2 million for outstanding letters of credit issued under this facility. This credit facility is currently scheduled to expire in June 2006, at which time any outstanding balance will be due. In accordance with the requirements of FASB Statement No. 6, “Classification of Short-Term Obligations Expected to Be Refinanced”, the Company classified the borrowings as long-term because it recently refinanced these borrowings through a new construction loan facility with a long-term maturity as discussed below.

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2003, 2004 AND 2005

8. Long-Term Debt, Line of Credit and Lease Obligations (continued):

Construction Loan Facility

In February 2006, the Company entered into an $80.0 million construction loan facility with Bank of America, N.A. This new construction loan facility is in addition to the $50.0 million revolving credit facility discussed above. Indebtedness under the construction loan facility is unsecured and is subject to the same covenants as the revolving credit facility and additional covenants commonly used in construction loan agreements. In addition, the Company must maintain at least $50.0 million in cash, cash equivalents and short-term investments while the loan is outstanding. Borrowings under this credit facility are available to finance the construction of the Company’s new corporate headquarters building and related parking facility in Wilmington, North Carolina, and will bear interest at an annual fluctuating rate equal to the one-month LIBOR plus a margin of 0.60%. Interest on amounts borrowed under this construction loan facility is payable quarterly. This credit facility has a term of two years and will mature in February 2008, at which time the entire principal balance and all accrued and unpaid interest will be due.

Lease Obligations

The Company is obligated under noncancellable operating leases expiring at various dates through 2019 relating to its buildings and certain equipment. Rental expense for all operating leases, net of sublease income of $1.0 million, $2.1 million and $1.1 million, was $28.8 million, $30.3 million and $37.5 million for the years ended December 31, 2003, 2004 and 2005, respectively.

Certain facility leases provide for concessions by the landlords, including payments for leasehold improvements and free rent periods. These concessions have been reflected as deferred rent and other in the accompanying consolidated financial statements. The Company is recording rent expense on a straight-line basis for these leases.

The Company has also assumed capital lease obligations in connection with its acquisition of SurroMed, Inc. in February 2005. As of December 31, 2005, future minimum payments for all lease obligations for years subsequent were as follows:

(in thousands)	Operating leases	Capital Leases
2006	$38,138	$1,325
2007	35,037	418
2008	32,278	—
2009	28,391	—
2010	23,523	—
2011 and thereafter	71,704	—

	229,071	1,743
Less: sublease income	(14,452)

	$214,619

Less: interest		(98)

		$1,645

9. Accounting for Derivative Instruments and Hedging Activities:

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

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2003, 2004 AND 2005

9. Accounting for Derivative Instruments and Hedging Activities (continued):

Changes in the ineffective portion of a derivative instrument are recognized in earnings in the current period. Effectiveness for forward cash flow hedge contracts is measured by comparing the fair value of the forward contract to the change in the forward value of the anticipated transaction. The fair market value of the hedged exposure is presumed to be the market value of the hedge instrument when critical terms match. The Company’s hedging portfolio had no ineffectiveness during 2004 and 2005.

The Company has significant international revenues and expenses and related receivables and payables, denominated in non-functional currencies in the Company’s foreign subsidiaries. As a result, the Company purchased currency option and forward contracts as cash flow hedges to reduce or eliminate certain foreign currency exposures that can be identified and quantified. Pursuant to its foreign exchange risk hedging policy, the Company may hedge anticipated and recorded transactions, and the related receivables and payables denominated in non-functional currencies, using forward foreign exchange rate contracts and foreign currency options. The Company’s policy is to only use foreign currency derivatives to minimize the variability in the Company’s operating results arising from foreign currency exchange rate movements. The Company does not enter into derivative financial instruments for speculative or trading purposes. Hedging contracts are measured at fair value using dealer quotes and mature within twelve months from their inception.

The Company’s hedging contracts are intended to protect against the impact of changes in the value of the U.S. dollar against other currencies and its impact on operating results. Accordingly, for forecasted transactions, non-U.S. dollar subsidiaries incurring expenses in foreign currencies hedge U.S. dollar revenue contracts. OCI associated with hedges of foreign currency revenue is reclassified into direct costs upon recognition of the forecasted transaction in the statement of operations. All values reported in OCI at December 31, 2005 will be reclassified to earnings within twelve months. At December 31, 2005, the face amount of these foreign exchange contracts was $12.0 million.

The Company also enters into foreign currency forward contracts to hedge against changes in the fair value of monetary assets and liabilities denominated in a non-functional currency. These derivative instruments are not designated as hedging instruments; therefore, changes in the fair value of these contracts are recognized immediately in other income, net as an offset to the changes in the fair value of the monetary assets or liabilities being hedged. At December 31, 2005, the face amount of these contracts was $14.9 million.

At December 31, 2004 and 2005, the fair value of the Company’s foreign currency derivative portfolio was a gain of $0.7 million and $0, respectively, recorded as a component of prepaid expenses and other current assets and a loss of $0.1 million and $0.8 million, respectively, recorded as a component of other accrued expenses.

10. Stock Plans:

Restricted Stock

During 2005, the Company awarded 162,280 shares of restricted stock with a fair value of $4.1 million to members of the senior management team and the Company’s non-employee directors. The weighted average fair value of each share was $25.16. The shares awarded to members of the senior management team are subject to a three-year linear vesting schedule with one-third of the grant vesting on each of the first, second and third anniversaries of the grant date. Compensation expense on these shares is recorded on a straight-line basis over the three-year vesting period. The restricted stock shares granted to the Company’s non-employee directors vest over a three-year period, with ninety percent of the shares vesting on the first anniversary of the grant and five percent vesting on each of the second and third anniversary dates. Compensation expense on these shares is recorded according to this vesting schedule. Total compensation expense recorded in 2005 for all shares granted was $1.0 million.

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2003, 2004 AND 2005

10. Stock Plans (continued):

Equity Compensation Plan

The Company has an equity compensation plan (the “Plan”) under which the Company may grant stock options to its employees and directors. As of December 31, 2005, there were 7.5 million shares of common stock available for grant. The exercise price of each option granted is equal to the market price of the Company’s common stock on the date of grant and the maximum exercise term of each option granted does not exceed 10 years. Options are granted upon approval of the Compensation Committee of the Board of Directors and vest over various periods, as determined by the Compensation Committee at the date of the grant. The majority of the Company’s options vest ratably over a period of three or four years.

A summary of the status of the Plan at December 31, 2003, 2004 and 2005, and changes during the years, is presented below:

(shares in thousands)	2003		2004		2005
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	4,916	$9.11	5,006	$10.66	8,692	$15.70
Granted	1,302	14.36	4,646	20.00	456	25.41
Exercised	(796)	6.04	(752)	9.20	(2,246)	10.24
Forfeited	(416)	13.24	(208)	13.69	(418)	19.24

Outstanding at end of year	5,006	$10.66	8,692	$15.70	6,484	$18.05

Options exercisable at end of year	3,002	$8.26	3,240	$9.88	2,738	$14.82

The following table summarizes information about the Plan’s stock options at December 31, 2005:

(shares in thousands)	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at 12/31/05	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at 12/31/05	Weighted Average Exercise Price
$1.96 - $12.00	640	3.7 years	$7.05	640	$7.05
$12.01 - $15.00	760	7.0 years	$14.03	588	$14.03
$15.01 - $20.00	1,390	7.8 years	$15.64	738	$15.39
$20.01 - $22.50	3,354	8.9 years	$21.22	728	$21.19
$22.51 - $30.26	340	9.6 years	$26.30	44	$23.79

	6,484	7.9 years	$18.05	2,738	$14.82

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2003, 2004 AND 2005

10. Stock Plans (continued):

Employee Stock Purchase Plan

The Board of Directors has reserved shares of the Company’s common stock for issuance under the Employee Stock Purchase Plan (the “ESPP”). The ESPP has two six-month offering periods (each an “Offering Period”) annually, beginning January 1 and July 1, respectively. Eligible employees can elect to make payroll deductions from 1% to 15% of their base pay during each payroll period of an Offering Period. Special limitations apply to eligible employees who own 5% or more of the outstanding common stock of the Company. In addition, in accordance with the ESPP and beginning with the first six-month Offering Period in 2006, the Board of Directors set a limit on the total payroll deductions for each Offering Period of $4.0 million. None of the contributions made by eligible employees to purchase the Company’s common stock under the ESPP are tax-deductible to the employees. During 2005, the purchase price was 85%, and beginning January 1, 2006 will be 90%, of the lesser of (a) the reported closing price of the Company’s common stock for the first day of the Offering Period or (b) the reported closing price of the common stock for the last day of the Offering Period. As of December 31, 2005, there were 0.5 million shares of common stock available for purchase by ESPP participants, after giving effect to shares purchased for the second Offering Period of 2005 that were issued in January 2006.

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

During 2005, employees contributed $7.3 million to the ESPP and were granted 391,000 shares. The compensation costs for the ESPP as determined based on the fair value of the contributions under the ESPP, consistent with the method of SFAS No. 123, were $0.8 million, $1.2 million and $2.1 million and is reflected in the pro forma net income and basic and diluted net income per share for 2003, 2004 and 2005, respectively, as disclosed in Note 1.

11. Income Taxes:

The components of income before provision for income taxes were as follows:

(in thousands)	Year Ended December 31,
	2003	2004	2005
Domestic	$50,632	$125,817	$152,865
Foreign	20,613	24,028	44,864

Income from continuing operations	$71,245	$149,845	$197,729

The components of the provision for income taxes were as follows:

(in thousands)	Year Ended December 31,
	2003	2004	2005
State income taxes:
Current	$7,364	$4,837	$8,860
Deferred	(4,925)	2,347	(867)
Federal income taxes:
Current	40,531	28,595	45,772
Deferred	(22,808)	11,201	(72)
Foreign income taxes:
Current	3,799	4,551	11,617
Deferred	974	(574)	936

Provision for income taxes	$24,935	$50,957	$66,246

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2003, 2004 AND 2005

11. Income Taxes (continued):

Taxes computed at the statutory U.S. federal income tax rate of 35% are reconciled to the provision for income taxes as follows:

(in thousands)	Year Ended December 31,
	2003	2004	2005
Effective tax rate	35.0%	34.0%	33.5%

Statutory rate of 35%	$24,936	$52,446	$69,204
State taxes, net of federal benefit	1,635	4,127	4,680
Nontaxable income net of nondeductible expenses	(1,010)	(2,214)	(3,033)
Change in valuation allowance	1,166	(4,028)	(1,677)
Impact of international operations	(1,004)	(989)	(932)
Other	(788)	1,615	(1,996)

Provision for income taxes	$24,935	$50,957	$66,246

Components of the current deferred tax asset were as follows:

(in thousands)	December 31,
	2004	2005
Future benefit of net operating losses	$932	$521
Reserve for doubtful accounts	1,806	2,269
Accrued expenses	6,447	8,669
Unearned income	2,239	2,734
Tax credits	—	506
Valuation allowance	(557)	(3,264)

Total current deferred tax asset	$10,867	$11,435

The current deferred tax liability of $0.8 million and $0.1 million as of December 31, 2004 and 2005, respectively, relates to various expenses deducted for tax purposes, not book purposes.

Components of the long-term deferred tax asset were as follows:

(in thousands)	December 31,
	2004	2005
Other depreciation and amortization	$(14,326)	$(15,077)
Patent depreciation	20,485	16,135
Deferred rent	1,945	6,635
Deferred compensation	669	1,266
Investment basis differences	4,725	(1,064)
Capital loss carryforward	5,929	—
Valuation allowance	(7,720)	(3,319)
Future benefit of net operating losses	1,494	5,709
Other	(827)	1,343

Total long-term deferred tax asset	$12,374	$11,628

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2003, 2004 AND 2005

11. Income Taxes (continued):

Components of the long-term deferred tax liability were as follows:

	December 31,
(in thousands)	2004	2005
Other depreciation and amortization	$3,347	$5,300
Pension and other	(2,977)	(3,105)

Total long-term deferred tax liability	$370	$2,195

The Company has recorded a deferred tax asset for foreign and state net operating losses and credits that are subject to either five-year, 15-year, 20-year or indefinite carryforward periods. Management has recorded a valuation allowance of $4.5 million against the loss assets and $1.9 million against the credit assets for amounts which it does not believe are more likely than not to be utilized.

The Company also recorded a deferred tax asset related to U.S. net operating losses received in an acquisition in 2003. Although the net operating losses are subject to annual limitation under IRC Section 382, management expects all losses to be utilized during the 20-year carryforward period that is available.

A deferred tax asset has been established for the federal and state tax related to unrealized investment losses. Management has recorded a valuation allowance of $0.2 million for the portion of state tax benefit that it does not believe is more likely than not to be realized. The federal valuation allowance for unrealized and realized investment losses has been fully released. In 2004, the valuation allowance decreased by $4.7 million as a result of management’s analysis of the current and future utilization of capital loss carryforward assets partially offset by a $43,000 increase in valuation allowance on foreign operating loss carryforward assets. Of the $4.7 million change in valuation allowance, $0.6 million was recorded as a component of accumulated other comprehensive income and was not reflected in the calculation of the Company’s effective tax rate.

In 2005, the total valuation allowance decreased by $1.7 million. The decrease was primarily attributable to the $6.9 million decrease in the valuation allowance for investment losses as a result of increases in the market values of these investments and management’s determination that the benefits of past investment losses were more likely than not to be realized. This decrease was offset by increases in the valuation allowances related to foreign and state loss carryforwards.

As of December 31, 2005, the Company had liabilities of $8.0 million for certain unsettled matters in connection with tax positions taken on the Company’s tax returns, including interpretations of applicable income tax laws and regulations. A reserve is established when, despite management’s belief that the Company’s tax returns reflect the proper treatment of all matters, the treatment of certain tax matters is likely to be challenged. Significant judgment is required to evaluate and adjust the reserves in light of changing facts and circumstances. Further, a number of years may lapse before a particular matter for which the Company has established a reserve is audited and finally resolved. While it is difficult to predict the final outcome or the timing of resolution of any particular tax matter, management believes that the reserves of $8.0 million reflect the probable outcome of known tax contingencies. The Company believes it is unlikely that the resolution of these matters will have a material adverse effect on the Company’s financial position or results of operations.

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2003, 2004 AND 2005

11. Income Taxes (continued):

The Company records current and deferred income tax expense related to its foreign operations to the extent those earnings are taxable. Historically, no provision has been made for the additional taxes that would result from the distribution of earnings of foreign subsidiaries because those earnings were expected to be invested permanently. The American Jobs Creation Act of 2004 provided for a special one-time dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer completed by the end of 2005. Prior to 2005, the Company had not previously recorded a U.S. tax liability on these earnings because it intended to permanently reinvest them in its foreign operations. As a result of this one-time provision, the Company repatriated $48.0 million of earnings in the form of dividends from its foreign affiliates in 2005. The Company recorded tax expense of $3.2 million related to the payment of these dividends. The total foreign tax credit related to these dividends was $1.9 million. Of these credits, $1.1 million will be used to offset tax in 2005, leaving a foreign tax credit of $0.8 million to carryforward to future tax years.

The Company considers that the remainder of its foreign earnings will remain permanently invested overseas. The cumulative amount of undistributed earnings for which no U.S. tax liability has been recorded was $50.4 million and $37.0 million for December 31, 2004 and 2005, respectively.

12. Employee Savings and Pension Plans:

Savings Plan

The Company provides a 401(k) Retirement Savings Plan to its U.S. employees. The Company matches 50% of an employee’s savings up to 6% of pay and these contributions vest ratably over a four-year period. Company matching contributions, net of forfeitures, for all employees for the years ended December 31, 2003, 2004 and 2005 were $4.3 million, $4.8 million and $5.4 million, respectively.

Non-Qualified Deferred Compensation Plans

The Company maintains non-qualified, unfunded deferred compensation plans that permit certain highly paid executive employees who are employed in the United States and members of the Board of Directors to defer current income for future financial and retirement needs. An eligible employee participant may defer up to 25% of their base salary and/or a portion of their annual bonus on a pre-tax basis. Board of Directors participants may defer up to 100% of their annual retainer and meeting fees on a pre-tax basis. Employee and Board of Director participants also have the opportunity to defer receipt of restricted stock. There are no Company contributions to these plans, and other than accruals for interest or dividend equivalents, all amounts credited to these plans are derived from elective deferrals of compensation otherwise payable to participants.

Cash amounts deferred each quarter will earn interest based upon the three-month London Interbank Offered Rate, or LIBOR, plus 1.5%. Shares of restricted stock that are deferred are held as restricted stock units, payable as shares of common stock if and when the units become distributable. The restricted stock units remain subject to the same vesting conditions as applicable to the shares of restricted stock. In addition, restricted stock units provide for cash dividend equivalents that are payable as cash at the time the units become vested or when the units become distributable, depending on the participant’s election.

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2003, 2004 AND 2005

12. Employee Savings and Pension Plans (continued):

Non-Qualified Deferred Compensation Plans (continued)

The plans offer a number of account distribution options providing flexibility for financial and retirement planning. Employee participants elect with each set of annual deferrals to have the deferrals payable either (i) on a specified date that is at least two years after the deferral election is made but not more than 10 years after termination of employment or (ii) upon termination of employment. The amount deferred will be payable either in a lump sum or installments over a period of five, 10 or 15 years as elected by the participant at the time of deferral. However, these payment elections only become effective if the employee participant retires after age 55 with ten years of service. Otherwise, the deferrals are payable in a lump sum following termination of employment. Board of Director participants may elect with each set of annual deferrals to have the deferrals payable either (x) on a specified date that is at least two years after the deferral election is made but not more than 10 years after termination of services as a director or (y) the earlier of any such date and the date of termination of services as a director. Board of Director participants may choose to have deferrals payable either in a lump sum or installments over a period of five years.

These payment elections by both employee participants and Board of Director participants can be made separately with respect to cash and restricted stock deferrals. There is a limited ability to subsequently change the payment elections, provided the election is made at least 12 months before the scheduled payment date and defers commencement of the payment by at least five years. Other special payment rules apply in case of death or disability and with respect to certain “key employees” (whose payments must be delayed by at least six months following termination of employment). Additionally, the Board of Directors may elect to pay out participants in the event of a “Change of Control.” As of December 31, 2005, 141,388 shares of restricted stock granted to members of management and the Board of Directors were deferred under this plan and had not been issued.

At December 31, 2004 and 2005, the Company recorded a deferred compensation liability of $0.9 million and $1.5 million, respectively, in the consolidated balance sheets as a component of other accrued expenses.

Pension Plans

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

Following closure of the above plan to new participants, the Company set up a new defined contribution plan for qualifying U.K. employees employed by the Company’s U.K. subsidiaries. The employees can contribute between 3% and 6% of their annual compensation and the Company matches those contributions with 5% to 8% of the employees’ annual compensation. Company contributions for the years ended December 31, 2004 and 2005 were $0.2 million and $0.3 million, respectively.

The Company uses a November 30 measurement date for its plan.

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2003, 2004 AND 2005

12. Employee Savings and Pension Plans (continued):

Pension Plans

Pension costs for the U.K. Plan included the following components:

(in thousands)	Year Ended December 31,
	2003	2004	2005
Service cost benefits earned during the year	$943	$1,307	$1,106
Interest cost on projected benefit obligation	1,354	1,838	1,910
Expected return on plan assets	(1,132)	(1,537)	(1,593)
Net amortization and deferral	457	643	561

Net periodic pension cost	$1,622	$2,251	$1,984

Weighted average assumptions used to determine benefit obligations at end of plan year were as follows:

	2003	2004	2005
Discount rate	6.1%	6.0%	5.0%
Rate of compensation increase	4.4%	4.5%	4.5%

Weighted average assumptions used to determine net periodic pension cost for years ending December 31 were as follows:

	2003	2004	2005
Discount rate	6.2%	6.1%	6.0%
Rate of compensation increase	4.0%	4.4%	4.5%
Long-term rate of return on plan assets	7.2%	7.1%	6.7%

To develop the expected long-term rate of return on assets assumption, the Company considered future expectations for yields on investments weighted in accordance with the asset allocation of the pension scheme’s invested funds.

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2003, 2004 AND 2005

12. Employee Savings and Pension Plans (continued):

Pension Plans (continued)

The change in benefit obligation, change in plan assets, funded status and amounts recognized for the defined benefit plan were as follows:

(in thousands)	Year Ended December 31,
	2003	2004	2005
Change in benefit obligation:
Benefit of obligation at beginning of year	$19,793	$28,351	$35,739
Service cost	943	1,307	1,106
Interest cost	1,354	1,838	1,910
Participant contributions	770	894	635
Net actuarial loss	3,899	1,698	6,518
Benefits paid	(570)	(455)	(411)
Foreign currency translation adjustment	2,162	2,106	(3,690)

Benefit obligation at end of year	$28,351	$35,739	$41,807

Change in plan assets:
Fair value of plan assets at beginning of year	$13,286	$18,991	$25,363
Actual asset return	1,806	2,485	4,804
Employer contributions	2,243	2,038	1,536
Plan participants’ contributions	770	894	635
Benefits and expenses paid	(570)	(455)	(411)
Foreign currency translation adjustment	1,456	1,410	(2,619)

Fair value of plan assets at end of year	$18,991	$25,363	$29,308

Funded status:
Funded status	$(9,196)	$(10,219)	$(12,225)
Unrecognized transition asset	(20)	(6)	—
Unrecognized net actuarial loss	12,031	13,019	14,415

Prepaid pension costs	$2,815	$2,794	$2,190

Amounts recognized in statement of financial position were as follows:

(in thousands)	Year Ended December 31,
	2003	2004	2005
Prepaid pension costs	$2,815	$2,794	$2,190
Accrued pension liability	(9,859)	(9,923)	(11,151)
Accumulated other comprehensive income	9,859	9,923	11,151

Net amount recognized	$2,815	$2,794	$2,190

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2003, 2004 AND 2005

12. Employee Savings and Pension Plans (continued):

Pension Plans (continued)

The projected benefit obligation, accumulated benefit obligation and fair value of plan assets were as follows:

(in thousands)	Year Ended December 31,
	2003	2004	2005
Projected benefit obligation	$28,351	$35,739	$41,807
Accumulated benefit obligation	$26,199	$32,650	$38,543
Fair value of plan assets	$18,991	$25,363	$29,308

The accumulated benefit obligation exceeds the fair value of plan assets. The Company recognized an additional minimum liability in accordance with the provisions of paragraphs 36 and 37 of SFAS No. 87 in the amounts of $2.0 million, $0.1 million and $1.2 million at December 31, 2003, 2004, and 2005, respectively.

Plan Assets

The Company’s pension plan weighted-average allocations by asset category are as follows:

	November 30,
	2004	2005
Asset Category
Equity securities	82%	82%
Debt securities	17%	17%
Cash and net current assets	1%	1%

Total	100%	100%

An independent third party manages the plan assets and tracks the return on a benchmark portfolio matching the above strategic asset allocation. Based on advice from the Company’s financial advisors, the trustees have determined the above mix of asset types in order to meet the investment objectives of the pension plan.

The Company expects to contribute $1.7 million to fund its pension plan during 2006. The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

(in thousands)

Expected benefit payments for fiscal year ending:

2006	$437
2007	487
2008	571
2009	690
2010	807
Next 5 years	4,379

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2003, 2004 AND 2005

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

The Company is self-insured for health insurance for employees located within the United States, but maintains stop-loss insurance on a “claims made” basis for expenses in excess of $0.25 million per member per year. As of December 31, 2004 and December 31, 2005, the Company maintained a reserve of approximately $3.6 million and $5.0 million, respectively, included in other accrued expenses on the consolidated balance sheets, to cover open claims and estimated claims incurred but not reported.

In September 2005, the Company became a limited partner in Bay City Capital Fund IV, L. P., a venture capital fund. The Company has committed to invest up to a maximum of $10.0 million in the Bay City Fund IV. Capital calls through December 31, 2005 totaled $1.9 million. The Company’s capital commitment will expire in June 2009. For further details, see Note 6.

In November 2003, the Company became a limited partner in A. M. Pappas Life Science Ventures III, L.P., a venture capital fund. The Company has committed to invest up to a maximum of $4.75 million. The first capital call was made in January 2005. Capital calls through December 31, 2005 totaled $0.7 million. The Company’s capital commitment will expire in May 2009. For further details, see Note 6.

In March 2005, the Company entered into a new lease for additional space in Austin, Texas for its Phase II through IV operations. The additional space is adjacent to the Company’s new Phase I clinic. To induce the Company to enter into the lease for additional space, the landlord agreed to deposit $5.5 million into an escrow account to be used to reimburse the Company for the rent and other expenses paid by the Company under the lease for the existing facilities after July 1, 2005 and the costs and expenses to sublease those facilities. The Company accounts for the $5.5 million to be received from the escrow account as a lease incentive that will be recognized in income over the life of the ten-year term of the new lease for the additional space. As of December 31, 2005, the escrow account balance was $5.5 million, $1.5 million of which is included in prepaid expenses and other current assets, and $4.0 million of which is included in other assets. The Company submitted the first request for distribution of funds from the escrow account in the second half of 2005 and the other party objected to the distribution of any funds to the Company. The Company is currently in litigation over the escrow agreement. The Company believes it is unlikely that the resolution of this matter will have a material adverse effect on the Company’s financial position or results of operations.

In February 2005, the Company acquired substantially all of SurroMed’s assets related to its biomarker business. As part of this acquisition, the Company agreed to guarantee repayment of up to $1.5 million under a SurroMed bank loan with a maturity date of December 31, 2006. In accordance with the requirements of FASB Statement No. 5, “Accounting for Contingencies”, as clarified by FASB Interpretation No. 45, the Company has recorded a liability in the amount of $0.15 million as of December 31, 2005 for the estimated fair value of the obligation it has assumed under this guarantee. In February 2006, the maximum amount of the Company’s guarantee was reduced to $0.8 million.

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2003, 2004 AND 2005

13. Commitments and Contingencies (continued):

In January 2005, the Company acquired approximately 7.5 acres of property located in downtown Wilmington, North Carolina, on which the Company is constructing a new headquarters building. The total purchase price for the land was approximately $2.8 million. In connection with the sale of the 7.5-acre tract, the seller, Almont Shipping Company, refinanced existing liens on the property with the proceeds of an $8.0 million loan from Bank of America. This loan will mature in March 2006 and is secured by a lien on substantially all of Almont’s assets, including an approximately 30-acre tract of land adjacent to the 7.5-acre tract the Company acquired. This loan is also secured by a guarantee from the Company. In accordance with the requirements of FASB Statement No. 5, “Accounting for Contingencies”, as clarified by FASB Interpretation No. 45, the Company has recorded a liability in the amount of $0.8 million for the estimated fair value of the obligation the Company has assumed under this guarantee. Almont is actively negotiating the sale of the 30-acre tract of land to a potential third party developer. Almont’s obligation to reimburse the Company in the event the Company is required to pay any sums to Bank of America under the guarantee is also secured by a lien on substantially all of Almont’s assets. As a part of this transaction, Almont granted the Company an option to purchase all or a portion of the 30-acre tract at an agreed upon price per acre. The option will expire on January 31, 2007.

In April 2003, the Company made an equity investment in Chemokine Therapeutics Corp. In connection with this investment, Chemokine granted the Company an exclusive option to license a proprietary peptide. The Company is waiting for the results of additional Phase I studies to determine if it will exercise its option. If the Company chooses to exercise this option, it will be obligated to pay a one-time license fee of $1.5 million plus the costs for future development work on the peptide. Chemokine also granted the Company the right of first refusal to negotiate a license to other peptides.

In the fourth quarter of 2003, the Company acquired from Eli Lilly & Company the patents for the compound dapoxetine for development in the field of genitourinary disorders. This compound is currently licensed to ALZA Corporation, a subsidiary of Johnson & Johnson, and is being developed for premature ejaculation. Under the terms of the agreement with Lilly, the Company paid Lilly $65.0 million in cash and agreed to pay Lilly a royalty of 5% on annual net sales of dapoxetine in excess of $800 million. ALZA submitted a new drug application for dapoxetine to the FDA in December 2004. On October 26, 2005, ALZA received a not approvable letter from the FDA on its new drug application. Under the Company’s license agreement with ALZA, the Company is entitled to receive future payments if regulatory milestones are achieved and royalty payments if dapoxetine is approved for sale. ALZA stated that it plans to address the questions raised in the FDA letter, continue the global development program and resubmit the NDA. However, the Company does not know if or when ALZA will resubmit the NDA or obtain regulatory approval for dapoxetine in the United States or any other country and, as such, does not know if it will receive any future milestone or royalties under its agreement with ALZA.

In November 2003, the Company entered into an agreement with Syrrx, Inc. to jointly develop and commercialize human dipeptidyl peptidase IV, or DPP4, inhibitors for the treatment of type 2 diabetes and other major human diseases. In March 2005, Takeda Pharmaceutical Company Limited acquired 100% of the equity of Syrrx, which is now known as Takeda San Diego, Inc. In July 2005, Takeda San Diego acquired the development and commercialization rights to all DPP4 inhibitors previously granted to the Company under the collaboration agreement between PPD and Syrrx. Under the new agreement, Takeda San Diego paid the Company a $15.0 million up-front payment in the third quarter of 2005 and assumed the responsibility for the development and commercialization of the DPP4 inhibitors and future costs associated with these activities. The Company will also be entitled to receive potential milestone payments and royalties associated with the future development and commercialization of specified DPP4 inhibitors and will be the sole provider of clinical and bioanalytical services to Takeda San Diego for Phase II and Phase III trials of DPP4 inhibitors conducted in the U.S. and Europe. As a result of this agreement, the Company will have no further material expense associated with the development and commercialization of a DPP4 inhibitor.

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2003, 2004 AND 2005

13. Commitments and Contingencies (continued):

In August 2005, the Company amended its September 2004 royalty stream purchase agreement with Accentia. Under the terms of the amended agreement, the Company agreed to provide specified clinical development services to Accentia in connection with two pivotal Phase III trials for SinuNase® for the treatment of chronic sinusitis. In exchange for providing these services, Accentia agreed to pay the Company a royalty equal to 14% of the net sales of specified SinuNase products if approved for sale by the FDA. Under the terms of the amended agreement, the Company’s obligation to provide Phase III clinical development services expired on December 31, 2005. The Company is in discussions with Accentia regarding a further amendment to this agreement.

Under most of the agreements for Development services, the Company agrees to indemnify and defend the sponsor against third-party claims based on the Company’s negligence or willful misconduct. Any successful claims could have a material adverse effect on the Company’s financial condition, results of operations and future prospects.

In the normal course of business, the Company is a party to various claims and legal proceedings. In one proceeding currently pending against the Company, a former client is claiming the Company breached its contract and committed tortious acts in conducting a clinical trial. That former client is claiming that it does not owe the Company the remaining amounts due under the contract and is seeking other damages from the Company’s alleged breach of contract and tortious acts. The Company records a reserve for pending and threatened litigation matters when an adverse outcome is probable and the amount of the potential liability is reasonably estimable. Although the ultimate outcome of these matters is currently not determinable, management of the Company, after consultation with legal counsel, does not believe that the resolution of these matters will have a material effect upon the Company’s financial condition, results of operations or cash flows for an interim or annual period.

14. Related Party Transactions:

The Company leases its Highland Heights, Kentucky building under an operating lease with a former employee and less than one percent shareholder of the Company. Rent paid to this shareholder for the years ended December 31, 2003, 2004 and 2005 totaled $0.7 million, $0.7 million and $0.8 million, respectively. This lease was renewed on January 1, 2005 and will expire on December 31, 2014. Future rent under this lease is included in the future minimum payments for all lease obligations included in Note 8.

The Chairman of the Company’s Board of Directors, Dr. Ernest Mario, is the Chairman and CEO of Reliant Pharmaceuticals, Inc. The Company provided services to Reliant in 2003, 2004 and 2005. Revenue received from Reliant for the years ended December 31, 2003, 2004 and 2005 were $0.4 million, $1.2 million and $2.8 million, respectively. As of December 31, 2004 and 2005, Reliant owed the Company $0.2 million and $0.7 million, respectively, for services rendered by the Company.

15. Fair Value of Financial Instruments:

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

Accounts Receivable, Accounts Payable and Accrued Liabilities

The carrying amount approximates fair value because of the short maturity of these items.

Long-Term Debt

The Company believes the carrying value approximates the fair value on December 31, 2004 and 2005.

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2003, 2004 AND 2005

15. Fair Value of Financial Instruments (continued):

Investments

The Company’s investments in BioDelivery Sciences International, Chemokine Therapeutics and Accentia Biopharmaceuticals are recorded at $2.0 million, $2.4 million and $21.6 million at December 31, 2005, respectively. BioDelivery Sciences International, Chemokine Therapeutics and Accentia Biopharmaceuticals are publicly traded companies. The Company records a gain or loss related to these investments at the end of each quarter based on the closing price of these investments at the end of each period. For further information on investments, see Note 6.

The Company’s remaining investments, for which no public market exists, are accounted for using the cost method of accounting as the Company does not exert significant influence on the operations of these companies. The Company monitors these investments for other-than-temporary declines in value. The Company believes the carrying value approximates fair value as of December 31, 2004 and 2005. Of these investments, the Company recorded an impairment to its investments in Spotlight Health and Oriel Therapeutics as of December 31, 2005. For details, see Note 6.

Derivative Instruments

The Company’s derivative financial instruments are recorded at a fair value. As of December 31, 2004 and 2005, the Company’s derivative portfolio had a favorable position of $0.7 million and $0, respectively, recorded as a component of prepaid expenses and other current assets and an unfavorable position of $0.1 million and $0.8 million, respectively, recorded as a component of other accrued expenses.

Letters of Credit

From time to time, the Company causes letters of credit to be issued to provide credit support for guarantees, contractual commitments and insurance policies. The fair values of the letters of credit reflect the amount of the underlying obligation and are subject to fees competitively determined in the marketplace. As of December 31, 2005, the Company had four letters of credit outstanding for a total of $1.2 million.

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2003, 2004 AND 2005

16. Business Segment Data:

The Company has two reportable segments: Development and Discovery Sciences. In the Development segment, the Company provides a broad range of development services, which include preclinical programs and Phase I through IV clinical development services. In addition, for drugs that have received approval for market use, the Company also offers post-approval support services such as product launch services, medical information, patient compliance programs, patient and disease registry programs, product safety and pharmacovigilance, Phase IV monitored studies and prescription-to-over-the-counter programs. The Discovery Sciences segment provides services that include preclinical evaluations of anticancer and diabetes therapies, biomarker services and compound partnering arrangements associated with the development and commercialization of potential drug products.

The accounting policies of the segments are the same as those described in Note 1. The Company evaluates its segment performance and allocates resources based on service revenue, gross profit and income (loss) from operations.

Revenues by principal business segment are separately stated in the consolidated financial statements. Income (loss) from operations, depreciation and amortization, identifiable assets and capital expenditures by principal business segment were as follows:

(in thousands)	Year Ended December 31,
	2003	2004	2005
Income (loss) from operations:
Development	$150,444	$160,546	$188,248
Discovery Sciences	(71,603)	(12,531)	6,374

Total	$78,841	$148,015	$194,622

Depreciation and amortization:
Development	$25,647	$28,276	$35,992
Discovery Sciences	2,954	1,578	4,258

Total	$28,601	$29,854	$40,250

Identifiable assets:
Development	$688,604	$879,123	$1,052,725
Discovery Sciences	90,577	96,078	98,423

Total	$779,181	$975,201	$1,151,148

Capital expenditures:
Development	$30,584	$48,315	$109,185
Discovery Sciences	1,109	268	711

Total	$31,693	$48,583	$109,896

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2003, 2004 AND 2005

17. Operations by Geographic Area:

Geographic information for net revenue and income from operations by country is determined by the location where the services are provided for the client. Geographic information for identifiable assets by country is determined by the physical location of the assets.

The following table presents information about the Company’s operations by geographic area:

(in thousands)	Year Ended December 31,
	2003	2004	2005
Net revenue:
United States	$558,456	$609,248	$734,492
United Kingdom	52,902	64,396	97,012
Other (a)	115,625	167,612	205,586

Total	$726,983	$841,256	$1,037,090

Income from operations:
United States	$49,289	$106,705	$129,806
United Kingdom	8,273	9,704	16,183
Other (a)	21,279	31,606	48,633

Total	$78,841	$148,015	$194,622

Identifiable assets:
United States	$628,422	$753,379	$958,428
United Kingdom	70,681	124,076	100,396
Other (a)	80,078	97,746	92,324

Total	$779,181	$975,201	$1,151,148

(a)	Principally consists of operations in 35 countries, 12 of which are located in Europe, none of which comprises more than 5% of net revenue, income from operations or identifiable assets.

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2003, 2004 AND 2005

18. Quarterly Financial Data (unaudited):

(in thousands, except per share data)

	First	Second	Third	Fourth	Total
2004
Net revenue	$195,280	$200,536	$215,824	$229,616	$841,256
Income from operations	38,494	32,234	38,053	39,234	148,015
Net income	24,764	23,314	24,990	25,820	98,888
Net income per common share:
Basic	$0.22	$0.21	$0.22	$0.23	$0.88
Diluted	$0.22	$0.21	$0.22	$0.23	$0.87

2005
Net revenue	$244,054	$245,142	$273,280	$274,614	$1,037,090
Income from operations	47,930	33,496	60,777	52,419	194,622
Net income	35,621	23,652	38,381	33,829	131,483
Net income per common share:
Basic	$0.31	$0.21	$0.33	$0.29	$1.15
Diluted	$0.31	$0.20	$0.33	$0.29	$1.13

SIGNATURES

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC.

Date: February 28, 2006	By:	/s/ Fredric N. Eshelman, Pharm.D.
	Name:	Fredric N. Eshelman, Pharm.D.
	Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Fredric N. Eshelman, Pharm.D. Fredric N. Eshelman, Pharm.D.	Chief Executive Officer and Director (Principal Executive Officer)	February 28, 2006

/s/ Linda Baddour Linda Baddour	Chief Financial Officer (Principal Financial and Accounting Officer)	February 28, 2006

/s/ Stuart Bondurant, M.D. Stuart Bondurant, M.D.	Director	February 28, 2006

/s/ Marye Anne Fox, Ph.D. Marye Anne Fox, Ph.D.	Director	February 28, 2006

/s/ Frederick Frank Frederick Frank	Director	February 28, 2006

/s/ David L. Grange David L. Grange	Director	February 28, 2006

/s/ Catherine M. Klema Catherine M. Klema	Director	February 28, 2006

/s/ Terry Magnuson, Ph.D. Terry Magnuson, Ph.D.	Director	February 28, 2006

/s/ Ernest Mario, Ph.D. Ernest Mario, Ph.D.	Director	February 28, 2006

/s/ John A. McNeill, Jr. John A. McNeill, Jr.	Director	February 28, 2006

S-1