Form 10-Q
period 2006-03-31
PHARMACEUTICAL PRODUCT DEVELOPMENT INC
filed 2006-05-05
CIK 1003124

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2006.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large	accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 116,628,836 shares of common stock, par value $0.05 per share, as of April 30, 2006.

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except per share data)

	Three Months Ended March 31,
	2005	2006
Net Revenue:
Development	$212,921	$257,749
Discovery Sciences	12,860	18,949
Reimbursed out-of-pockets	18,273	22,671

Total net revenue	244,054	299,369

Direct Costs:
Development	109,828	128,417
Discovery Sciences	1,927	2,408
Reimbursable out-of-pocket expenses	18,273	22,671

Total direct costs	130,028	153,496

Research and development expenses	8,821	681
Selling, general and administrative expenses	57,883	71,957
Depreciation	8,359	11,023
Amortization	288	273
Loss on disposal of assets	105	1,011
Gain on exchange of assets	(5,144)	—

Total operating expenses	200,340	238,441

Income from operations	43,714	60,928
Interest income, net	1,275	3,110
Other expense, net	(95)	(151)

Income before provision for income taxes	44,894	63,887
Provision for income taxes	12,013	22,041

Net income	$32,881	$41,846

Net income per common share:
Basic	$0.29	$0.36

Diluted	$0.29	$0.35

Weighted average number of common shares outstanding:
Basic	113,516	116,233
Dilutive effect of stock options and restricted stock	1,542	1,740

Diluted	115,058	117,973

The accompanying notes are an integral part of these consolidated condensed financial statements.

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

(in thousands)

	December 31, 2005	March 31, 2006
		(unaudited)
Assets
Current assets:
Cash and cash equivalents	$182,000	$138,341
Short-term investments	137,820	198,494
Accounts receivable and unbilled services, net	303,386	336,572
Income tax receivable	14	107
Investigator advances	13,578	8,366
Prepaid expenses and other current assets	34,651	41,794
Deferred tax assets	11,435	11,548

Total current assets	682,884	735,222

Property and equipment, net	210,020	232,603
Goodwill	208,883	209,613
Investments	29,171	34,439
Intangible assets	2,772	2,304
Long-term deferred tax assets	20,080	17,059
Other assets	5,790	1,436

Total assets	$1,159,600	$1,232,676

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$10,363	$14,090
Payables to investigators	43,126	35,999
Accrued income taxes	18,099	31,127
Other accrued expenses	119,304	111,916
Deferred tax liabilities	85	82
Unearned income	162,662	166,702
Current maturities of long-term debt and capital lease obligations	1,607	1,375

Total current liabilities	355,246	361,291

Long-term debt and capital lease obligations, less current maturities	22,695	29,543
Accrued additional pension liability	11,151	11,256
Deferred tax liabilities	2,195	2,937
Deferred rent and other	17,637	17,063

Total liabilities	408,924	422,090

Shareholders’ equity:
Common stock	5,800	5,828
Paid-in capital	395,452	410,716
Retained earnings	346,417	385,335
Accumulated other comprehensive income	3,007	8,707

Total shareholders’ equity	750,676	810,586

Total liabilities and shareholders’ equity	$1,159,600	$1,233,876

The accompanying notes are an integral part of these consolidated condensed financial statements.

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Three Months Ended March 31,
	2005	2006
Cash flows from operating activities:
Net income	$32,881	$41,846
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,647	11,296
Stock compensation expense	4,216	4,531
Gain on exchange of assets	(5,144)	—
Loss on disposal of assets	105	1,011
Gain on sale of assets	(20)	(9)
Provision for doubtful accounts	50	10
Provision (benefit) for deferred income taxes	1,219	(180)
Change in operating assets and liabilities, net of acquisitions	5,088	(30,050)

Net cash provided by operating activities	47,042	28,455

Cash flows from investing activities:
Purchases of property and equipment	(58,432)	(27,900)
Proceeds from sale of property and equipment	18	9
Purchases of available-for-sale investments	(24,720)	(220,465)
Maturities and sales of available-for-sale investments	129,740	161,325
Purchases of investments	(5,101)	—

Net cash provided by (used in) investing activities	41,505	(87,031)

Cash flows from financing activities:
Principal repayments of long-term debt	(94)	(92)
Proceeds from construction loan	—	7,042
Repayment of capital leases obligations	(423)	(466)
Proceeds from exercise of stock options and employee stock purchase plan	4,835	9,198
Income tax benefit from exercise of stock options and disqualifying dispositions of stock	370	1,640
Cash dividends paid	—	(2,911)

Net cash provided by financing activities	4,688	14,411

Effect of exchange rate changes on cash and cash equivalents	(1,225)	506

Net increase (decrease) in cash and cash equivalents	92,010	(43,659)
Cash and cash equivalents, beginning of the period	144,348	182,000

Cash and cash equivalents, end of the period	$236,358	$138,341

The accompanying notes are an integral part of these consolidated condensed financial statements.

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

1. SIGNIFICANT ACCOUNTING POLICIES

The significant accounting policies followed by Pharmaceutical Product Development, Inc. and its subsidiaries (collectively the “Company”) for interim financial reporting are consistent with the accounting policies followed for annual financial reporting. The Company prepared these unaudited consolidated condensed financial statements in accordance with Rule 10-01 of Regulation S-X and, in management’s opinion, has included all adjustments of a normal recurring nature necessary for a fair presentation. The accompanying consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. The results of operations for the three-month period ended March 31, 2006 are not necessarily indicative of the results to be expected for the full year or any other period. The amounts in the December 31, 2005 consolidated condensed balance sheet are derived from the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

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

Recent accounting pronouncements

In December 2004, the Financial Accounting Standards Board, or FASB, issued SFAS No. 123 (revised 2004), “Share-Based Payment”, that will require compensation costs related to share-based payment transactions to be recognized in the financial statements. With limited exceptions, the amount of compensation cost will be measured based on the fair value on the date of grant of the equity or liability instruments issued. In addition, the fair value of liability instruments will be remeasured each reporting period. Compensation cost will be recognized over the period that an employee provides service in exchange for the award. In March 2005, the SEC issued Staff Accounting Bulletin 107 which describes the SEC staff’s expectations in determining the assumptions that underlie the fair value estimates and discusses the interaction of SFAS No. 123 (revised) with existing SEC guidance. In April 2005, the SEC deferred the effective date for SFAS No. 123 (revised) to the beginning of the first fiscal year that begins after June 15, 2005. On January 1, 2006, the Company adopted SFAS No. 123 (revised) using the modified retrospective transition method permitted by the statement and will continue to value its grants using the Black-Scholes option pricing method. In accordance with the modified retrospective application method prescribed by SFAS No. 123 (revised), financial statements for all periods prior to January 1, 2006 have been adjusted to give effect to the fair-value based method of accounting for all awards granted in fiscal years beginning after December 15, 1994. Amounts previously disclosed as pro-forma adjustments have been reflected in earnings for all prior periods. See Note 9 for further details.

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

1. SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent accounting pronouncements (continued)

In March 2005, the FASB issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligation”, or FIN 47, to clarify that the term “conditional asset retirement obligation” as used in SFAS No. 143 refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. An entity must recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. FIN 47 also defines when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective as of the end of fiscal years ending after December 15, 2005. The adoption of this statement did not have a material impact on the Company’s financial statements.

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

In June 2005, the Emerging Issues Task Force, or “EITF”, reached a consensus on EITF 05-6, “Determining the Amortization Period for Leasehold Improvements Purchased after Lease Inception or Acquired in a Business Combination”. EITF 05-6 requires leasehold improvements purchased after the beginning of the initial lease term or that are acquired in a business combination to be amortized over the lesser of the useful life of the assets or a term that includes the original lease term plus any renewals that are reasonably assured at the date the leasehold improvements are purchased or acquired. In September 2005, the EITF modified the consensus to clarify that this issue does not apply to preexisting leasehold improvements. This guidance was effective for leasehold improvements purchased or acquired in reporting periods beginning after June 29, 2005. The adoption of this statement did not have a material impact on the Company’s financial statements.

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

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

1. SIGNIFICANT ACCOUNTING POLICIES (continued)

Inventory

Inventories, which consist principally of laboratory supplies, are valued at the lower of cost (first-in, first-out method) or market. Inventories totaling $2.3 million and $2.4 million as of December 31, 2005 and March 31, 2006, respectively, were included in prepaid expenses and other current assets.

Earnings per share

The computation of basic income per share information is based on the weighted average number of common shares outstanding during the period. The computation of diluted income per share information is based on the weighted average number of common shares outstanding during the period plus the effects of any dilutive common stock equivalents.

Reclassification

The Company has reclassified certain 2005 financial statement amounts to conform to the 2006 financial statement presentation. Specifically, prior period amounts have been adjusted pursuant to the modified retrospective application method provided for in SFAS No. 123 (revised), “Share-Based Payment”. See Note 9 for further details. Additionally, all share and per share amounts for 2005 have been adjusted to reflect the two-for-one stock split completed on February 28, 2006.

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

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

2. ACQUISITIONS

In February 2005, the Company completed its acquisition of substantially all of the assets of SurroMed, Inc.’s biomarker business. The acquisition expanded the Company’s business by adding biomarker discovery and patient sample analysis capability to the services offered by the Company. In exchange for the assets, the Company surrendered to SurroMed all shares of preferred stock of SurroMed it held. As additional consideration for the acquisition, the Company assumed approximately $3.4 million of SurroMed liabilities under capital leases and additional operating liabilities, and agreed to guarantee repayment of up to $1.5 million under a SurroMed bank loan. In February 2006, this amount was reduced to $0.8 million and SurroMed pledged a $0.5 million certificate of deposit to secure payment of the bank loan. In accordance with the requirements of SFAS No. 5, “Accounting for Contingencies”, as clarified by FASB Interpretation No. 45, the Company has recorded a liability in the amount of $0.03 million for the estimated fair value of the net obligation it has assumed under this guarantee. The Company recognized a pre-tax gain on exchange of assets of $5.1 million, primarily related to the $4.9 million gain on the termination of a preexisting facility lease arrangement with SurroMed in accordance with EITF 04-01, “Accounting for Preexisting Relationships between the Parties to a Business Combination”. The fair value of the leasing arrangement was determined based on the discounted cash flows of the difference between the future required rental payments under the lease agreement and the current market rate for similar facilities. The results of operations from the biomarker assets acquired are included in the Company’s consolidated condensed statements of operations as of and since February 1, 2005, the effective date of the acquisition. This biomarker business is part of the Discovery Sciences segment of the Company.

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

The purchase price allocation has been finalized for this acquisition. Goodwill will be evaluated annually as required by SFAS No. 142. The Company expects goodwill related to SurroMed to be deductible for tax purposes.

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

2. ACQUISITIONS (continued)

The unaudited proforma results from operations for the Company assuming the SurroMed acquisition was consummated as of January 1, 2005 were as follows:

(in thousands, except per share data)	Three Months Ended March 31, 2005
Total revenue	$244,716
Net income	$32,679
Net income per share:
Basic	$0.29
Diluted	$0.28

The above amounts are based upon assumptions and estimates the Company believes are reasonable, but they do not reflect any benefit from economies that might be achieved from combined operations. Proforma adjustments were made to income tax benefit, increasing net income by $0.1 million for the three-month period ended March 31, 2005. These adjustments are reflected in the above table. The proforma financial information presented above is not necessarily indicative of either the results of operations that would have occurred had the acquisition taken place at the beginning of the period indicated or of future results of operations of the Company.

3. ACCOUNTS RECEIVABLE AND UNBILLED SERVICES

Accounts receivable and unbilled services consisted of the following:

(in thousands)	December 31, 2005	March 31, 2006
Billed	$204,686	$224,067
Unbilled	102,626	116,191
Provision for doubtful accounts	(3,926)	(3,686)

	$303,386	$336,572

4. PROPERTY AND EQUIPMENT

Property and equipment, stated at cost, consisted of the following:

(in thousands)	December 31, 2005	March 31, 2006
Land	$6,986	$7,018
Buildings and leasehold improvements	58,321	59,953
Construction in progress	31,205	54,059
Furniture and equipment	152,952	156,478
Computer equipment and software	114,331	119,162

	363,795	396,670
Less accumulated depreciation and amortization	(153,775)	(164,067)

	$210,020	$232,603

Capitalized costs for the new corporate headquarters facility included in construction in progress as of December 31, 2005 and March 31, 2006 were $19.7 million and $35.2 million, respectively. During the three months ended March 31, 2005 and 2006, the Company capitalized interest of approximately $0 and $0.3 million, respectively, relating to the construction of the new corporate headquarters facility in Wilmington, North Carolina.

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

4. PROPERTY AND EQUIPMENT (continued)

Property and equipment under capital leases, stated at cost, consisted of the following:

(in thousands)	December 31, 2005	March 31, 2006
Leasehold improvements	$824	$824
Computer equipment and software	656	656
Furniture and equipment	2,114	1,975

	3,594	3,455

Less accumulated depreciation and amortization	(1,211)	(1,473)

	$2,383	$1,982

As of March 31, 2006, the Company had $1.8 million in net book value of property and equipment under capital lease from the acquisition of SurroMed’s biomarker business. The remaining $0.2 million in net book value of property and equipment under capital lease related to a lease for scientific equipment used at the Company’s Phase I clinic in Austin, Texas.

5. GOODWILL AND INTANGIBLE ASSETS

Changes in the carrying amount of goodwill for the twelve months ended December 31, 2005 and the three months ended March 31, 2006, by operating segment, were as follows:

(in thousands)	Development	Discovery Sciences	Total
Balance as of January 1, 2005	$159,166	$20,615	$179,781
Goodwill recorded during the period for acquisitions	—	33,001	33,001
Translation adjustments	(3,899)	—	(3,899)

Balance as of December 31, 2005	155,267	53,616	208,883
Translation adjustments	730	—	730

Balance as of March 31, 2006	$155,997	$53,616	$209,613

Information regarding the Company’s other intangible assets follows:

(in thousands)	December 31, 2005			March 31, 2006
	Carrying Amount	Accumulated Amortization	Net	Carrying Amount	Accumulated Amortization	Net
Backlog and customer relationships	$543	$338	$205	$543	$371	$172
Patents	22	22	—	—	—	—
License and royalty agreements	5,000	2,433	2,567	5,000	2,868	2,132

Total	$5,565	$2,793	$2,772	$5,543	$3,239	$2,304

The Company amortizes all intangible assets on a straight-line basis, based on estimated useful lives of three to five years for backlog and customer relationships and three to ten years for license and royalty agreements. The weighted average amortization period is 4.1 years for backlog, approximately 6.2 years for license and royalty agreements and approximately 5.9 years for all intangibles collectively.

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

5. GOODWILL AND INTANGIBLE ASSETS (continued)

Amortization expense for the three months ended March 31, 2005 and 2006 was $0.3 million for both periods. Estimated amortization expense for the next five years is as follows:

(in thousands)
2006 (remaining 9 months)	$292
2007	312
2008	283
2009	250
2010	250

6. SHORT-TERM INVESTMENTS AND INVESTMENTS

Short-term investments, which are composed of available-for-sale securities, and investments consisted of the following:

(in thousands)	December 31, 2005	March 31, 2006
Short-term investments:
State and municipal debt securities	$137,820	$196,634
Chemokine Therapeutics Corp.	—	1,860

Total short-term investments	$137,820	$198,494

Cost-basis investments:
Oriel Therapeutics, Inc.	$500	$500
Bay City Capital Fund IV, L.P.	1,852	2,186
A.M. Pappas Life Science Ventures III, L.P.	691	691
Other equity investments	250	250

Total cost-basis investments	3,293	3,627
Marketable equity securities:
BioDelivery Sciences International, Inc.	1,953	2,201
Chemokine Therapeutics Corp.	2,360	—
Accentia Biopharmaceuticals, Inc.	21,565	28,611

Total marketable equity securities	25,878	30,812

Total investments	$29,171	$34,439

Short-term investments

As of December 31, 2005, the Company’s short-term investments consisted of Auction Rate Securities (“ARS”). ARS generally have stated maturities of 20 to 30 years. However, these securities have economic characteristics of short-term investments due to a rate-setting mechanism and the ability to liquidate them through a Dutch auction process that occurs on pre-determined intervals of less than 90 days. As such, these investments are classified as short-term investments. The Company’s short-term investments were classified as available-for-sale securities due to management’s intent regarding these securities. Since the fair market value equaled the adjusted cost, there were no unrealized gains or losses associated with these investments as of December 31, 2005.

As of March 31, 2006, the Company had short-term investments in ARS and other municipal debt securities. The unrealized losses associated with these investments as of March 31, 2006 were $0.3 million. The gross realized (losses)/gains on these securities were $(17,000) and $0 in the three months ended March 31, 2005 and 2006, respectively, determined on a specific identification basis.

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

6. SHORT-TERM INVESTMENTS AND INVESTMENTS (continued)

As of March 31, 2006, the Company has also classified its investment in Chemokine Therapeutics Corp. as short-term. In April 2006, the Company entered into a new agreement with Chemokine under which either Chemokine will repurchase the 2.0 million shares of preferred stock held by the Company for $0.86 per share or the Company may choose to convert some or all of its shares into common shares and resell them to a third-party buyer prior to the close of the transaction. The transaction is expected to close on or before May 27, 2006. As of March 31, 2006, the unrealized gain associated with the Company’s investment in Chemokine was $1.2 million.

Investments

The Company has equity investments in publicly traded entities. Investments in publicly traded entities are denoted as marketable equity securities in the above table and are classified as available-for-sale securities and measured at market value. The Company records net unrealized gains or losses associated with investments in publicly traded entities as a component of shareholders’ equity until they are realized or an other-than-temporary decline has occurred. The market value of the Company’s equity investments in publicly traded entities is based on the closing price as quoted by the applicable stock exchange or market on the last day of the reporting period. As of March 31, 2006, the Company’s equity investments in publicly traded companies were classified as long-term assets due to the Company’s ability to hold its investments long-term, the strategic nature of the investment and the lack of liquidity in the public markets for these securities to easily liquidate the investment without significantly impacting the market value. As of December 31, 2005 and March 31, 2006, gross unrealized gains on long-term investments in marketable securities were $8.5 million and $14.2 million, respectively, and there were no gross unrealized losses in either period.

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

In September 2005, the Company became a limited partner in Bay City Capital Fund IV, L.P., a venture capital fund. The Bay City Fund IV was established in July 2004 for the purpose of investing in life sciences companies. The Company has committed to invest up to a maximum of $10.0 million in the Bay City Fund IV. No capital call can exceed 20% of the Company’s aggregate capital commitment. Thus, the Company anticipates its aggregate investment will be made through a series of future capital calls over the next several years. During the first quarter of 2006, the Company accrued a capital call in the amount of $0.3 million, which was subsequently paid in April 2006. Capital calls through March 31, 2006 were $2.2 million. The Company owned approximately 2.9% of the Bay City Fund IV as of March 31, 2006. The Company’s capital commitment will expire in June 2009.

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

7. COMPREHENSIVE INCOME

Comprehensive income consisted of the following:

(in thousands)	Three Months Ended March 31,
	2005	2006
Net income, as reported	$32,881	$41,846
Other comprehensive (loss) income:
Cumulative translation adjustment	(2,992)	1,322
Change in fair value of hedging transaction, net of taxes of $48 and $(99), respectively	(89)	231
Reclassification adjustment for hedging results included in direct costs, net of taxes of $29 and $(32), respectively	(63)	73
Unrealized (loss) gain on investments, net of taxes of $0 and $2,393	(284)	4,074

Total other comprehensive (loss) income	(3,428)	5,700

Comprehensive income	$29,453	$47,546

Accumulated other comprehensive income consisted of the following:

(in thousands)	December 31, 2005	March 31, 2006
Translation adjustment	$4,766	$6,088
Minimum pension liability, net of tax	(7,329)	(7,329)
Fair value on hedging transaction, net of tax	(533)	(229)
Unrealized gain on investments	6,103	10,177

Total	$3,007	$8,707

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

8. ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

In January 2004, the Company began entering into foreign exchange forward and option contracts that are designated and qualify as cash flow hedges under SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities”. Changes in the fair value of the effective portion of these outstanding forward and option contracts are recognized in accumulated other comprehensive income, or OCI. The Company reclassifies these amounts from OCI and recognizes them in earnings when either the forecasted transaction occurs or it becomes probable that the forecasted transaction will not occur.

The Company recognizes changes in the ineffective portion of a derivative instrument in earnings in the current period. Effectiveness for forward cash flow hedge contracts is measured by comparing the fair value of the forward contract to the change in the forward value of the anticipated transaction. The fair market value of the hedged exposure is presumed to be the market value of the hedge instrument when critical terms match. The Company’s hedging portfolio had no ineffectiveness during 2005 and the first three months of 2006.

The Company has significant international revenues and expenses, and related receivables and payables, denominated in non-functional currencies in the Company’s foreign subsidiaries. As a result, the Company purchased currency option and forward contracts as cash flow hedges to help manage certain foreign currency exposures that can be identified and quantified. Pursuant to its foreign exchange risk hedging policy, the Company may hedge anticipated and recorded transactions, and the related receivables and payables denominated in non-functional currencies, using forward foreign exchange rate contracts and foreign currency options. The Company’s policy is to only use foreign currency derivatives to minimize the variability in the Company’s operating results arising from foreign currency exchange rate movements. The Company does not enter into derivative financial instruments for speculative or trading purposes. Hedging contracts are measured at fair value using dealer quotes and mature within twelve months from their inception.

The Company’s hedging contracts are intended to protect against the impact of changes in the value of the U.S. dollar against other currencies and its impact on operating results. Accordingly, for forecasted transactions, non-U.S. dollar subsidiaries incurring expenses in foreign currencies hedge U.S. dollar revenue contracts. The Company reclassifies OCI associated with hedges of foreign currency revenue into direct costs upon recognition of the forecasted transaction in the statement of operations. The Company expects that all values reported in OCI at March 31, 2006 will be reclassified to earnings within twelve months. At March 31, 2006, the face amount of these foreign exchange contracts was $6.0 million.

The Company also enters into foreign currency forward contracts to hedge against changes in the fair value of monetary assets and liabilities denominated in a non-functional currency. These derivative instruments are not designated as hedging instruments; therefore, the Company recognizes changes in the fair value of these contracts immediately in other income, net as an offset to the changes in the fair value of the monetary assets or liabilities being hedged. At March 31, 2006, the face amount of these contracts was $12.8 million.

At March 31, 2006, the fair value of the Company’s foreign currency derivative portfolio was a gain of $9,000 recorded as a component of prepaid expenses and other current assets and a loss of $0.4 million recorded as a component of other accrued expenses.

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

9. STOCK PLANS

The Company has an equity compensation plan (the “Plan”) under which the Company may grant stock options, restricted stock and other types of stock-based awards to its employees and directors. Total shares authorized for grant under this plan are 21.3 million. The exercise price of each option granted is equal to the market price of the Company’s common stock on the date of grant and the maximum exercise term of each option granted does not exceed 10 years. Options are granted upon approval of the Compensation Committee of the Board of Directors and vest over various periods, as determined by the Compensation Committee at the date of the grant. The majority of the Company’s options vest ratably over a period of three or four years. The options expire on the earlier of ten years from the date of grant or within specified time limits following termination of employment, retirement or death. Shares are issued from the Company’s pool of authorized but unissued stock. The Company does not pay dividends on unexercised options. As of March 31, 2006, there were 6.1 million shares of common stock available for grant.

Adoption of Statement of Financial Accounting Standard No. 123 (R)

Prior to January 1, 2006, the Company accounted for its stock-based compensation plan in accordance with the intrinsic value provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, or APB No. 25, and provided the required proforma disclosures of SFAS No. 123, “Accounting for Stock-Based Compensation”. Accordingly, because all stock options granted had an exercise price equal to the market value of the underlying common stock on the date of the grant, no expense related to employee stock options was recognized. Also, as the employee stock purchase plan was considered noncompensatory, no expense related to this plan was recognized. However, expense related to the grant of restricted stock was recognized in the income statement under APB No. 25.

Effective January 1, 2006, the Company adopted SFAS No. 123 (revised) using the modified retrospective application method. Accordingly, stock-based compensation cost is measured at grant date, based on the fair value of the award, and is recognized as expense over the employee’s requisite service period. In accordance with the modified retrospective application method, financial statements for all periods prior to January 1, 2006 have been adjusted to give effect to the fair-value based method of accounting for all awards granted in fiscal years beginning after December 15, 1994. Amounts previously disclosed as proforma adjustments have been reflected in earnings for all prior periods.

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

9. STOCK PLANS (continued)

The following table details the impact of retrospective application of SFAS No. 123 (revised) on previously reported amounts:

	Restated	As previously reported
For the quarter ended March 31, 2005:

Total direct costs	$130,028	$128,368
Selling, general and administrative expenses	57,883	55,432
Income from operations	43,714	47,930
Income before provision for income taxes	44,894	49,110
Net income	32,881	35,621

Net income per common share:
Basic	0.29	0.31
Diluted	0.29	0.31

Net cash provided by operating activities	47,042	47,412
Net cash provided by financing activities	4,688	4,318

At December 31, 2005:

Long-term deferred tax assets	20,080	11,628
Total assets	1,159,600	1,151,148
Paid-in capital	395,452	340,451
Retained earnings	346,417	396,068
Deferred compensation	—	(3,102)
Total shareholders’ equity	750,676	742,224

Equity Compensation Plan

For the three-month periods ended March 31, 2005 and 2006, stock-based compensation cost totaled $3.6 million and $3.7 million, respectively. The associated future income tax benefit recognized was $1.3 million for each of the three-month periods ended March 31, 2005 and 2006.

For the three-month periods ended March 31, 2005 and 2006, the amount of cash received from the exercise of stock options was $2.0 million and $5.6 million, respectively. In connection with these exercises, the actual excess tax benefit realized for the tax deductions by the Company for the three-month periods ended March 31, 2005 and 2006 were $0.2 million and $1.6 million, respectively.

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

9. STOCK PLANS (continued)

A summary of the option activity under the Plan as of March 31, 2006, and changes during the three months then ended, is presented below:

(shares and aggregate intrinsic value in thousands)	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2006	6,487	$18.05
Granted	1,370	34.61
Exercised	(373)	14.98
Forfeited	(47)	21.86
Expired	(3)	13.17

Outstanding at March 31, 2006	7,434	21.23	8.16	$99,466

Exercisable at March 31, 2006	2,713	$14.89	6.72	$53,491

Vested or expected to vest at March 31, 2006	6,544	$20.74	8.06	$90,751

Shares reserved for future options	6,143

All options granted during the three months ended March 31, 2005 and 2006 were granted with an exercise price equal to the fair value of the Company’s common stock at the grant date. The weighted-average grant date fair value of options granted for the three-month periods ended March 31, 2005 and 2006 was $10.56 and $15.96, respectively. The fair value of options granted during the three-month periods ended March 31, 2005 and 2006 was $1.0 million and $21.9 million, respectively. The total intrinsic value of options (which is the amount by which the stock price exceeded the exercise price of the options on the date of exercise) exercised during the three-month periods ended March 31, 2005 and 2006 was $1.5 million and $7.0 million, respectively.

A summary of the status of nonvested options as of March 31, 2006, and changes during the three months then ended, is presented below:

Non-vested options	Options	Weighted- Average Grant Date Fair Value
Non-vested at January 1, 2006	3,744	$10.09
Granted	1,370	15.96
Vested	(346)	7.17
Forfeited	(47)	10.78

Non-vested at March 31, 2006	4,721	$12.00

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

9. STOCK PLANS (continued)

As of March 31, 2006, the total unrecognized compensation cost related to non-vested stock options was approximately $40.5 million. This cost is expected to be recognized over a weighted-average period of 2.6 years in accordance with the vesting periods of the options. The total fair value of shares vested during the quarters ended March 31, 2005 and 2006, was $3.7 million and $2.5 million, respectively.

The fair value of each option award is estimated on the grant date using the Black-Scholes option-pricing model. The following table indicates the assumptions used in estimating fair value for the quarters ended March 31, 2005 and 2006.

	Three Months Ended March 31,
	2005	2006
Expected term (years)	5.00	4.50
Dividend yield (%)	0.00	0.32
Risk-free interest rate (%)	4.18	4.36
Expected volatility (%)	52.55	51.39

The expected term represents an estimate of the period of time options are expected to remain outstanding and is based on historical exercise and termination data. The dividend yield is based on the most recent dividend payment over the market price of the stock at the beginning of the period. The risk-free interest rate is based on the rate for zero-coupon United States Treasury bonds at the date of grant with a term that approximates the expected term of the options. Expected volatilities are based on the historical volatility of the Company’s stock price over a period equal to the expected term of the options.

Restricted Stock

The Company awards shares of restricted stock to members of the senior management team and the Company’s non-employee directors. The shares awarded to members of the senior management team are subject to a three-year linear vesting schedule with one-third of the grant vesting on each of the first, second and third anniversaries of the grant date. The Company determines compensation cost based on the market value of shares on the date of grant, and records compensation expense on these shares on a straight-line basis over the three-year vesting period. The restricted stock shares granted to the Company’s non-employee directors vest over a three-year period, with ninety percent of the shares vesting on the first anniversary of the grant and five percent vesting on each of the second and third anniversary dates. The Company records compensation expense on these shares according to this vesting schedule. During the three months ended March 31, 2005 and 2006, the Company awarded 25,280 and 16,512 shares of restricted stock, respectively, with a fair value of $0.5 million for both periods to non-employee directors. The weighted average fair value of each share was $20.57 and $31.47 for the three months ended March 31, 2005 and 2006, respectively. Total compensation expense recorded during the three months ended March 31, 2005 and 2006 for restricted stock shares granted was $0.1 million and $0.4 million, respectively. The associated future income tax benefit recognized was $0 and $0.2 million for the three months ended March 31, 2005 and 2006, respectively. As of March 31, 2006, the total unrecognized compensation cost related to 156,040 shares of non-vested restricted stock was approximately $3.2 million. This cost is expected to be recognized over a weighted-average period of 2.4 years in accordance with the vesting periods of the restricted stock.

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

9. STOCK PLANS (continued)

Employee Stock Purchase Plan

The Board of Directors has reserved 2.5 million shares of the Company’s common stock for issuance under the Employee Stock Purchase Plan (the “ESPP”). The ESPP has two six-month offering periods (each an “Offering Period”) annually, beginning January 1 and July 1, respectively. Eligible employees can elect to make payroll deductions from 1% to 15% of their base pay during each payroll period of an Offering Period. Special limitations apply to eligible employees who own 5% or more of the outstanding common stock of the Company. In addition, in accordance with the ESPP and beginning with the first six-month Offering Period in 2006, the Board of Directors set a limit on the total payroll deductions for each Offering Period of $4.0 million. None of the contributions made by eligible employees to purchase the Company’s common stock under the ESPP are tax-deductible to the employees. During 2005, the purchase price was 85%, and beginning January 1, 2006 it is 90%, of the lesser of (a) the reported closing price of the Company’s common stock for the first day of the Offering Period or (b) the reported closing price of the common stock for the last day of the Offering Period. As of March 31, 2006, there were 0.5 million shares of common stock available for purchase by ESPP participants. If approved by the shareholders at the annual meeting in May 2006, an additional 2.0 million shares will be added to the ESPP.

The fair value of each ESPP share is estimated using the Black-Scholes option-pricing model. The following table indicates the assumptions used in estimating fair value for the quarters ended March 31, 2005 and 2006.

	Three Months Ended March 31,
	2005	2006
Expected term (years)	0.50	0.50
Dividend yield (%)	0.00	0.32
Risk-free interest rate (%)	4.18	4.37
Expected volatility (%)	52.55	40.38

The compensation costs for the ESPP as determined based on the fair value of the discount and option feature of the underlying ESPP grant, consistent with the method of SFAS No. 123, were $0.6 million and $0.4 million for the three months ended March 31, 2005 and 2006, respectively. The income tax benefit recognized was $0.2 million and $0.1 million for the three-month periods ended March 31, 2005 and 2006, respectively. As of March 31, 2006, the total unrecognized compensation cost related to ESPP shares for the current Offering Period was approximately $0.4 million. This cost is expected to be recognized over the remaining three months of the Offering Period.

For the three-month periods ended March 31, 2005 and 2006, the value of stock issued for ESPP purchases was $2.8 million and $3.6 million, respectively. In connection with disqualifying dispositions, the tax benefits realized by the Company for the three-month periods ended March 31, 2005 and 2006 were $0.1 million for both periods.

During the three months ended March 31, 2005 and 2006, employees contributed $2.1 million and $1.9 million, respectively, to the ESPP.

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

10. INCOME TAXES

The effective tax rates for the first quarter of 2005 and 2006 were 26.8% and 34.5%, respectively. The effective tax rate for 2005 was positively impacted by a $3.7 million reduction in the valuation allowance provided for the deferred tax asset relating to capital loss carryforwards. This reduction was a result of the utilization of capital loss carryforwards that previously had a valuation allowance recorded against them, as well as the recognition of capital gains for the SurroMed transaction and a dapoxetine new drug application milestone payment from ALZA Corporation received in March 2005. This reduction in the valuation allowances decreased the effective tax rate by 7.5%.

11. PENSION PLAN

Pension costs are determined under the provisions of SFAS No. 87, “Employers’ Accounting for Pensions”, and related disclosures are determined under the provisions of SFAS No. 132 (revised 2003), “Employers’ Disclosures about Pensions and other Postretirement Benefits”.

The Company has a separate contributory defined benefit plan for its qualifying United Kingdom employees employed by the Company’s U.K. subsidiaries. This pension plan was closed to new participants as of December 31, 2002. The benefits for the U.K. Plan are based primarily on years of service and average pay at retirement. Plan assets consist principally of investments managed in a mixed fund.

Pension costs for the U.K. Plan included the following components:

(in thousands)	Three Months Ended March 31,
	2005	2006
Service cost	$304	$424
Interest cost	525	529
Expected return on plan assets	(438)	(485)
Amortization of transition asset amount	(2)	—
Amortization of net loss	155	174

Net periodic pension cost	$544	$642

For the three months ended March 31, 2006, the Company made contributions of $1.8 million and anticipates contributing an additional $0.8 million to fund this plan during the remainder of 2006.

12. COMMITMENTS AND CONTINGENCIES

The Company currently maintains insurance for risks associated with the operation of its business, provision of professional services, and ownership of property. These policies provide coverage for a variety of potential losses, including loss or damage to property, bodily injury, general commercial liability, professional errors and omissions and medical malpractice. The Company’s retentions and deductibles associated with these insurance policies range from $0.25 million to $1.0 million.

The Company is self-insured for health insurance for employees located within the United States, but maintains stop-loss insurance on a “claims made” basis for expenses in excess of $0.25 million per member per year. As of December 31, 2005 and March 31, 2006, the Company maintained a reserve of approximately $5.0 million and $5.9 million, respectively, included in other accrued expenses on the consolidated condensed balance sheets, to cover open claims and estimated claims incurred but not reported.

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

12. COMMITMENTS AND CONTINGENCIES (continued)

In September 2005, the Company became a limited partner in Bay City Capital Fund IV, L.P., a venture capital fund. The Company has committed to invest up to a maximum of $10.0 million in the Bay City Fund IV. Capital calls through March 31, 2006 totaled $2.2 million. The Company’s capital commitment will expire in June 2009. No capital call can exceed 20% of the Company’s aggregate capital commitment. Thus, the Company anticipates its aggregate investment will be made through a series of future capital calls over the next several years. For further details, see Note 6 to Notes to Consolidated Condensed Financial Statements in this Report on Form 10-Q.

In November 2003, the Company became a limited partner in A. M. Pappas Life Science Ventures III, L.P., a venture capital fund. The Company has committed to invest up to a maximum of $4.75 million. The first capital call was made in January 2005. Capital calls through March 31, 2006 totaled $0.7 million. The Company’s capital commitment will expire in May 2009. For further details, see Note 6 to Notes to Consolidated Financial Statements in the Annual Report on Form 10-K for the year ended December 31, 2005.

In March 2005, the Company entered into a lease for additional space in Austin, Texas for its Phase II through IV operations. The additional space is adjacent to the Company’s new Phase I clinic. To induce the Company to enter into the lease for additional space, the landlord agreed to deposit $5.5 million into an escrow account to be used to reimburse the Company for the rent and other expenses paid by the Company under the lease for the existing facilities after July 1, 2005 and the costs and expenses to sublease those facilities. The Company accounts for the amount to be received from the escrow account as a lease incentive that will be recognized in income over the life of the ten-year term of the lease. The Company submitted the first request for distribution of funds from the escrow account in the second half of 2005, but the landlord objected to the distribution of any funds to the Company. In April 2006, the Company and the landlord agreed to settle this dispute. Under the terms of the agreement, the Company received $4.3 million in full and final settlement of all claims. As a result, the Company reduced the escrow account balance to $4.3 million and included the amount in prepaid expenses and other current assets on the March 31, 2006 balance sheet. The $4.3 million was collected on April 7, 2006.

In February 2005, the Company acquired substantially all of SurroMed’s assets related to its biomarker business. As part of this acquisition, the Company agreed to guarantee repayment of up to $1.5 million under a SurroMed bank loan with a maturity date of December 31, 2006. In February 2006, this amount was reduced to $0.8 million and SurroMed pledged a $0.5 million certificate of deposit to secure payment of the bank loan. In accordance with the requirements of FASB Statement No. 5, “Accounting for Contingencies”, as clarified by FASB Interpretation No. 45, the Company has recorded a liability in the amount of $0.03 million as of March 31, 2006 for the estimated fair value of the net obligation it has assumed under this guarantee.

In January 2005, the Company acquired approximately 7.5 acres of property located in downtown Wilmington, North Carolina, on which the Company is constructing a new headquarters building. The total purchase price for the land was approximately $2.8 million. In connection with the sale of the 7.5-acre tract, the seller, Almont Shipping Company, refinanced existing liens on the property with the proceeds of an $8.0 million loan from Bank of America. This loan is secured by a lien on substantially all of Almont’s assets, including an approximately 30-acre tract of land adjacent to the tract the Company acquired. This loan is also secured by a guarantee from the Company. In accordance with the requirements of FASB Statement No. 5, “Accounting for Contingencies”, as clarified by FASB Interpretation No. 45, the Company has recorded a liability in the amount of $0.8 million for the estimated fair value of the obligation the Company assumed under this guarantee. In March 2006, the loan matured and Almont filed a petition for relief under Chapter 11 of the United States Bankruptcy Code. In early April 2006, Bank of America demanded payment of the loan under the Company’s guarantee. The Company subsequently purchased the secured note and all related loan documents for approximately $7.5 million.

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

12. COMMITMENTS AND CONTINGENCIES (continued)

In April 2003, the Company made an equity investment in Chemokine Therapeutics Corp. In connection with this investment, Chemokine granted the Company an exclusive option to license a proprietary peptide. In April 2006, Chemokine and the Company entered into an agreement under which Chemokine will re-acquire the stock and the licensing rights for the proprietary peptide. The Company will continue to hold a warrant to purchase Chemokine stock, as well as an interest in the peptide through potential future milestone payments and a share of net sales up to a specified dollar limit.

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

In July 2005, the Company entered into a collaboration with Takeda Pharmaceutical Company Limited under which it acquired the development and commercialization rights to all human dipeptidyl peptidase IV, or DPP4, inhibitors previously granted to the Company under the collaboration agreement between PPD and Syrrx. Under the agreement, Takeda paid the Company a $15.0 million up-front payment in the third quarter of 2005 and assumed the responsibility for the development and commercialization of the DPP4 inhibitors and future costs associated with those activities. Takeda commenced Phase III trials on the lead DPP4 candidate in January 2006 and, in March 2006, the Company earned a $15.0 million milestone payment upon the dosing of the twentieth patient in the Phase III studies. The Company will also be entitled to receive additional potential milestone payments of up to an aggregate of $70.5 million upon the occurrence of specified clinical and regulatory milestones, and if a DPP4 product is ever approved for sale, royalties on net sales as well as sales-based milestones up to an aggregate of $33.0 million upon the achievement of specified sales thresholds. The Company does not know if or when Takeda will obtain regulatory approval for a DPP4 inhibitor in the United States or any other country. As a result, the Company does not know if it will ever receive any further DPP4 milestone payments or royalties.

In August 2005, the Company amended its September 2004 royalty stream purchase agreement with Accentia. Under the terms of the amended agreement, the Company agreed to provide specified clinical development services to Accentia in connection with two pivotal Phase III trials for SinuNase® for the treatment of chronic sinusitis. In exchange for providing these services, Accentia agreed to pay the Company a royalty equal to 14% of the net sales of specified SinuNase products if approved for sale by the FDA. The Company’s obligation to provide Phase III clinical development services expired on December 31, 2005. In April 2006, the United States FDA granted SinuNase fast-track status. Accentia is planning to start the Phase III trials and the Company is in discussions with Accentia regarding a further amendment to this agreement.

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

12. COMMITMENTS AND CONTINGENCIES (continued)

As of March 31, 2006, the Company had liabilities of $7.6 million for certain unsettled matters in connection with tax positions taken on the Company’s tax returns, including interpretations of applicable income tax laws and regulations. The Company establishes a reserve when, despite management’s belief that the Company’s tax returns reflect the proper treatment of all matters, the treatment of certain tax matters is likely to be challenged. Significant judgment is required to evaluate and adjust the reserves in light of changing facts and circumstances. Further, a number of years may lapse before a particular matter for which the Company has established a reserve is audited and finally resolved. While it is difficult to predict the final outcome or the timing of resolution of any particular tax matter, management believes that the reserves of $7.6 million reflect the probable outcome of known tax contingencies. The Company believes it is unlikely that the resolution of these matters will have a material adverse effect on the Company’s financial position or results of operations.

Under most of the agreements for Development services, the Company agrees to indemnify and defend the sponsor against third-party claims based on the Company’s negligence or willful misconduct. Any successful claims could have a material adverse effect on the Company’s financial condition, results of operations and future prospects.

In the normal course of business, the Company is a party to various claims and legal proceedings. In one proceeding currently pending against the Company, a former client is claiming the Company breached its contract and committed tortious acts in conducting a clinical trial. That former client is claiming that it does not owe the Company the remaining amounts due under the contract and is seeking other damages from the Company’s alleged breach of contract and tortious acts. The Company records a reserve for pending and threatened litigation matters when an adverse outcome is probable and the amount of the potential liability is reasonably estimable. Although the ultimate outcome of these matters is currently not determinable, management of the Company, after consultation with legal counsel, does not believe that the resolution of these matters will have a material effect upon the Company’s financial condition, results of operations or cash flows.

13. BUSINESS SEGMENT DATA

Revenue by principal business segment is separately stated in the consolidated condensed financial statements. Income from operations and identifiable assets by principal business segment were as follows:

(in thousands)	Three Months Ended March 31,
	2005	2006
Income from operations:
Development	$37,831	$48,598
Discovery Sciences	5,883	12,330

Total	$43,714	$60,928

	December 31, 2005	March 31, 2006
Identifiable assets:
Development	$1,061,038	$1,116,589
Discovery Sciences	98,562	116,087

Total	$1,159,600	$1,232,676

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

Forward-looking Statements

This Form 10-Q contains forward-looking statements within the meaning of the federal securities laws. These statements relate to future events or our future financial performance. Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events or performance, expectations, predictions, assumptions and other statements that are not statements of historical facts. In some cases, you can identify forward-looking statements by terminology such as “might”, “will”, “should”, “expect”, “plan”, “anticipate”, “believe”, “estimate”, “predict”, “intend”, “potential” or “continue”, or the negative of these terms, or other comparable terminology. These statements are only predictions. These statements rely on a number of assumptions and estimates that could be inaccurate and that are subject to risks and uncertainties. Actual events or results might differ materially due to a number of factors, including those listed in “Potential Volatility of Quarterly Operating Results and Stock Price” below and in “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2005. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.

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

With offices in 27 countries and more than 8,400 professionals worldwide, we have provided services to 46 of the top 50 pharmaceutical companies in the world as ranked by 2004 healthcare research and development spending. We also work with leading biotechnology and medical device companies and government organizations that sponsor clinical research. We believe that we are one of the world’s largest providers of drug development services to pharmaceutical, biotechnology and medical device companies and government organizations based on 2005 annual net revenues generated from contract research organizations.

Building on our outsourcing relationship with pharmaceutical and biotechnology clients, we established our discovery services business in 1997. This business primarily focuses on preclinical evaluations of anticancer and diabetes therapies, and on compound development and commercialization collaborations. We have developed a risk-sharing research and development model to help pharmaceutical and biotechnology clients develop compounds. Through collaborative arrangements based on this model, we assist our clients by sharing the risks and potential rewards of the development and commercialization of drugs at various stages of development. In February 2005, we completed the acquisition of a biomarker business. The acquisition expanded our discovery sciences business by adding biomarker discovery and patient sample analysis capability to the services we offer.

We believe that our integrated drug discovery and development services offer our clients a way to identify and develop drug candidates more quickly and cost-effectively. We use our proprietary informatics technology to support these development services. In addition, with global infrastructure, we are able to accommodate the multinational drug discovery and development needs of our customers. As a result of having core areas of expertise in discovery and development, we provide integrated services across the drug development spectrum. For more detailed information on PPD, see our Annual Report on Form 10-K for the year ended December 31, 2005.

Executive Overview

Our revenues are dependent on a relatively small number of industries and clients. As a result, we closely monitor the market for our services. For a discussion of the trends affecting our market, see “Item 1. Business—Trends Affecting the Drug Discovery and Development Industry” in our Annual Report on Form 10-K for the year ended December 31, 2005. Although we cannot forecast the demand for CRO services in the remainder of 2006, we believe the traditional market drivers for our industry are intact. In the first quarter of 2006, the market opportunity was among the most robust that we have seen over the past 10 years. The first quarter of 2006 marked a new high for our global Phase II through IV business from a proposal volume standpoint. We submitted a total of $1.45 billion in new proposals to clients at an average price of $5.0 million per proposal. For the remainder of the year, we plan to continue to focus on delivering timely, high quality services to our clients, as well as on our business development efforts in our core markets. We have historically conducted a significant amount of government-sponsored research and in July 2005 we were awarded a new five-year contract, with an aggregate value of $245 million, to provide comprehensive research management and support to the National Institute of Allergy and Infectious Disease, or NIAID, Division of AIDS. NIAID is a component of the National Institutes of Health, an agency of the U.S. Department of Health and Human Services. We plan to continue our efforts to win new business in this significant market.

We believe there are specific opportunities for continued growth in certain areas of our business. Our North American Phase II through IV unit had strong revenue growth over the first quarter of 2005 and we also hired 50% more people in North America Phase II through IV than we did in the first quarter of 2005. Our Latin American and European Phase II through IV units had strong operating and financial performance in 2005 and the first quarter of 2006 and we believe there should be opportunities to continue growth in these regions. We continued to experience solid demand for our Phase I clinic services in Austin, Texas. We believe our state-of-the-art clinic and ability to service large, complex studies should allow us to continue winning business in this arena and enable us to capitalize on our expanded Phase I facilities. Similarly, in 2005 and the first quarter of 2006, the demand for our GMP services increased and we are planning expansions and new services for our GMP laboratory facilities over the next two years. We have also continued to invest in scientific equipment for our bioanalytical laboratory and we added seven new bioanalytical clients during the first quarter. Our global central lab turned in a solid performance in the first quarter of 2006 and we currently expect more growth in revenue and earnings there throughout the remainder of 2006. While our central lab had historically focused primarily on lipids and metabolic studies, we are expanding service offerings, especially in the infectious disease area.

We review various metrics to evaluate our financial performance, including period-to-period changes in backlog, new authorizations, cancellation rates, revenue, margins and earnings. In the first quarter of 2006, we had new authorizations of $468.8 million, an increase of 41% over the first quarter of 2005. The cancellation rate for the first quarter of 2006 was 19% compared to 17% in the full year of 2005. On a net basis, authorizations were up 35% in the first quarter of 2006 compared to the same period in 2005. Backlog grew to $1.9 billion as of March 31, 2006, up 41% over March 31, 2005. Backlog by client type as of March 31, 2006 was 50% pharmaceutical, 33% biotech and 17% government/other as compared to 54% pharmaceutical, 36% biotech and 10% government/other for the first quarter of 2005. Net revenue by client type for the quarter ended March 31, 2006 was 58% pharmaceutical, 32% biotech and 10% government/other compared to 63% pharmaceutical, 28% biotech and 9% government/other for the first quarter of 2005. Top therapeutic areas by net revenue for the quarter ended March 31, 2006 were anti-infective/anti-viral, oncology, endocrine/metabolic, central nervous system and circulatory/cardiovascular. For a detailed discussion of our revenue, margins, earnings and other financial results for the quarter ended March 31, 2006, see “Results of Operations – Three Months Ended March 31, 2005 versus Three Months Ended March 31, 2006” below.

Capital expenditures for the three months ended March 31, 2006 totaled approximately $27.9 million. These capital expenditures were for construction costs for our new corporate headquarters building and related parking facility in Wilmington, North Carolina, computer software and hardware, scientific equipment for our Phase I and laboratory units, and various building improvements in our Phase II-IV facilities. We made these investments to support our growing businesses and to improve the efficiencies of our operations. For the remainder of 2006, we expect to spend between $150 million and $155 million for capital expenditures. In addition to the $85 million expected to be spent in the remainder of 2006 for the ongoing construction of our new headquarters building and related parking facility in Wilmington, North Carolina and the $5.8 million to complete the construction of our new building in Scotland, the majority of the remaining forecasted capital expenditures is related to up-fit costs for facilities, information technology related expenditures and additional lab equipment.

As of March 31, 2006, we had $336.8 million of cash, cash equivalents and short-term investments, and we generated $28.5 million cash from operations in the first quarter. This does not include the $15.0 million that we expect to receive from Takeda in the second quarter of 2006 in connection with the milestone payment that we earned in the first quarter of 2006. Because of our cash position and free cash flow, in late 2005, our Board of Directors declared a special one-time cash dividend and adopted a policy to pay annual cash dividends. The annual cash dividend policy and the payment of future cash dividends are not guaranteed and are subject to the discretion of and continuing determination by our Board of Directors that the policy remains in the best interests of our shareholders and in compliance with applicable laws.

With regards to our Discovery Sciences segment, our preclinical oncology facility had a solid performance in 2005 and the first quarter of 2006, and is now offering models to support diabetes drug development. Our biomarker discovery unit incurred a loss in the first quarter of 2006, but we have added business development resources in an effort to generate additional sales of our biomarker services and improve future performance. Our Discovery Sciences segment also includes our compound partnering arrangements. These collaborations allow us to leverage our resources and global drug development expertise to create new opportunities for growth and to share the risks and potential rewards of drug development with our clients. For a background discussion of our compound partnering arrangements, see “Item 1. Business – Our Services – Our Discovery Sciences Group – Compound Partnering Programs” in our Annual Report on Form 10-K for the year ended December 31, 2005.

We have continued to make significant progress on the dipeptidyl peptidase, or DPP4, collaboration with Takeda Pharmaceutical Company Limited. In January 2006, Takeda announced that the lead DPP4 candidate entered Phase III clinical development, and in March 2006, we earned a $15.0 million milestone payment on the dosing of the twentieth patient in the Phase III trial. We will also be entitled to receive other potential development milestone payments upon the occurrence of specified clinical and regulatory milestones, and if a DPP4 product is ever approved for sale, royalties on net sales as well as sales-based milestones upon the achievement of specified sales thresholds. Our agreement with Takeda also provides that we will be the sole provider of clinical and bioanalytical services for Phase II and Phase III trials of DPP4 inhibitors conducted in the United States and Europe. We do not know if or when Takeda will obtain regulatory approval for a DPP4 inhibitor in the United States or any other country. As a result, we do not know if we will ever receive any further DPP4 milestone payments or royalties.

We recently entered into an agreement with Chemokine to sell our Chemokine preferred stock and to surrender our license rights to Chemokine’s proprietary peptide, CTCE-0214. We will continue to hold a warrant to purchase Chemokine common stock and a financial interest in this peptide through potential future milestone payments and a share of net sales up to a specified dollar limit.

We are committed to our compound partnering strategy and believe it is an innovative way to use our cash resources and drug development expertise to drive mid- to long-term shareholder value. For the remainder of 2006, we will continue to work on our existing collaborations and evaluate new potential opportunities in this area.

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

New Business Authorizations and Backlog

New business authorizations, which are sales of our services, are reflected in backlog when we enter into a contract or letter of intent or receive a verbal commitment. Authorizations can vary significantly from quarter to quarter and contracts generally have terms ranging from several months to several years. We recognize revenue on these authorizations as services are performed. Our new authorizations for the three months ended March 31, 2005 and 2006 were $331.3 million and $468.8 million, respectively.

Our backlog consists of new business authorizations for which the work has not started but is anticipated to begin in the near future and contracts in process that have not been completed. As of March 31, 2006, the remaining duration of the contracts in our backlog ranged from one month to 162 months with an average duration of 34.3 months. Amounts included in backlog represent future revenue and exclude revenue that we have previously recognized. Once work begins on a project included in backlog, we recognize net revenue over the life of the contract as services are performed. Our backlog as of March 31, 2005 and 2006 was $1.35 billion and $1.90 billion, respectively. For various reasons discussed in “Item 1. Business – Backlog” in our Annual Report on Form 10-K for the year ended December 31, 2005, our backlog might never be recognized as revenue and is not necessarily a meaningful predictor of future performance.

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

In connection with the management of multi-site clinical trials, we pay, on behalf of our customers, fees to investigators and test subjects as well as other out-of-pocket costs for items such as travel, printing, meetings and couriers. Our clients reimburse us for these costs. As required by Emerging Issues Task Force 01-14, amounts paid by us as a principal for out-of-pocket costs are included in direct costs as reimbursable out-of-pocket expenses and the reimbursements we receive as a principal are reported as reimbursed out-of-pocket revenue. In our statements of operations, we combine amounts paid by us as an agent for out-of-pocket costs with the corresponding reimbursements, or revenue, we receive as an agent. During the three months ended March 31, 2005 and 2006, fees paid to investigators and other fees we paid as an agent and the associated reimbursements were approximately $69.8 million and $71.7 million, respectively.

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

Depreciation expenses consist of depreciation costs recorded on a straight-line method, based on estimated useful lives of 40 to 50 years for buildings, five years for laboratory equipment, two to five years for software, computers and related equipment, and five to ten years for furniture and equipment, except for aircraft, which we depreciate over 30 years. We depreciate leasehold improvements over the shorter of the life of the relevant lease or the useful life of the improvement. We depreciate property under capital leases over the life of the lease or the service life, whichever is shorter.

Amortization expenses consist of amortization costs recorded on intangible assets on a straight-line method over the life of the intangible assets.

Three Months Ended March 31, 2005 Versus Three Months Ended March 31, 2006

The following table sets forth amounts from our consolidated condensed financial statements along with the dollar and percentage change for the three months ended March 31, 2005 compared to the three months ended March 31, 2006.

	Three Months Ended March 31, (unaudited)
(in thousands, except per share data)	2005	2006	$ Inc (Dec)	% Inc (Dec)
Net revenue:
Development	$212,921	$257,749	$44,828	21.1%
Discovery Sciences	12,860	18,949	6,089	47.3
Reimbursed out-of-pockets	18,273	22,671	4,398	24.1

Total net revenue	244,054	299,369	55,315	22.7

Direct costs:
Development	109,828	128,417	18,589	16.9
Discovery Sciences	1,927	2,408	481	25.0
Reimbursable out-of-pocket expenses	18,273	22,671	4,398	24.1

Total direct costs	130,028	153,496	23,468	18.0

Research and development expenses	8,821	681	(8,140)	(92.3)
Selling, general and administrative expenses	57,883	71,957	14,074	24.3
Depreciation	8,359	11,023	2,664	31.9
Amortization	288	273	(15)	(5.2)
Loss on disposal of assets	105	1,011	906	862.9
Gain on exchange of assets	(5,144)	—	5,144	(100.0)

Income from operations	43,714	60,928	17,214	39.4

Interest and other income, net	1,180	2,959	1,779	150.8

Income before taxes	44,894	63,887	18,993	42.3
Provision for income taxes	12,013	22,041	10,028	83.5

Net income	$32,881	$41,846	$8,965	27.3%

Net income per diluted share	$0.29	$0.35	$0.06	20.7%

Total net revenue increased $55.3 million to $299.4 million in the first quarter of 2006. The increase in total net revenue resulted primarily from an increase in our Development segment revenue. The Development segment generated net revenue of $257.7 million, which accounted for 86.1% of total net revenue for the first quarter of 2006. The 21.1% increase in Development net revenue was primarily attributable to an increase in the level of global Phase II through IV services we provided in the first quarter of 2006 as compared to 2005.

The Discovery Sciences segment generated net revenue of $18.9 million in the first quarter of 2006, an increase of $6.1 million from the first quarter of 2005. The increase in the Discovery Sciences net revenue was mainly attributable to the $15.0 million milestone payment we earned from Takeda in March 2006 in connection with the DPP4 agreement upon dosing of the twentieth patient in the Phase III trial. During the first quarter of 2005, we received a $10.0 million milestone payment from ALZA Corporation for the filing of the dapoxetine NDA.

Total direct costs increased $23.5 million to $153.5 million in the first quarter of 2006 primarily as the result of an increase in the Development segment direct costs. Development direct costs increased $18.6 million to $128.4 million in the first quarter of 2006. The primary reason for this increase was higher personnel and facility costs due to the hiring of additional employees in our Development segment.

Discovery Sciences direct costs increased $0.5 million to $2.4 million in the first quarter of 2006. The higher costs in 2006 related primarily to additional direct costs associated with our preclinical oncology division.

R&D expenses decreased $8.1 million to $0.7 million in the first quarter of 2006. R&D expenses decreased primarily as a result of decreased spending in connection with the DPP4 program with Takeda. Under the DPP4 agreement with Takeda that we entered into in July 2005, Takeda assumed the obligation to fund future development and commercialization costs of the DPP4 inhibitor program. Thus, we do not expect to incur additional R&D expense for the DPP4 program.

SG&A expenses increased $14.1 million to $72.0 million in the first quarter of 2006. As a percentage of total net revenue, SG&A expenses increased to 24.0% in the first quarter of 2006 compared to 23.7% in the first quarter of 2005. The increase in SG&A expenses includes additional personnel costs of $10.6 million. The increase in personnel costs related mainly to training costs for new personnel, higher levels of operations infrastructure to manage direct personnel, additional administrative personnel to manage the contract and project levels and changes in utilization levels. In addition, SG&A costs increased $1.2 million due to recruiting costs to hire additional personnel.

Depreciation expense increased $2.7 million to $11.0 million in the first quarter of 2006. The increase was related to the depreciation of the property and equipment we acquired to accommodate our growth, a significant portion of which related to information technology system investments we made in 2005. Capital expenditures were $27.9 million in the first quarter of 2006. Capital expenditures included $11.1 million for our new corporate headquarters building and related parking facility in Wilmington, North Carolina, $5.4 million for computer software and hardware, $3.6 million for additional construction projects, mainly related to our new building in Scotland, $2.3 million related to leasehold improvements at various sites and $3.7 million for additional scientific equipment for our Phase I and laboratory units.

Income from operations increased $17.2 million to $60.9 million in the first quarter of 2006. As a percentage of net revenue, income from operations increased to 20.4% in the first quarter of 2006 from 17.9% in the first quarter of 2005. Income from operations in the first quarter of 2006 included a $15.0 million milestone payment from Takeda in connection with the DPP4 agreement and a significant decrease in R&D expenses as discussed above. Income from operations in the first quarter of 2006 also included a $1.0 million loss on disposal of assets, composed of $0.8 million related to disposal of assets in our Biomarker business and $0.2 million related to the disposal of an intangible asset. Income from operations for the first quarter of 2005 included a $10.0 million milestone payment related to the filing of the dapoxetine NDA and a $5.1 million gain on exchange of assets associated with the acquisition of SurroMed’s biomarker business.

Interest and other income increased $1.8 million to $3.0 million in the first quarter of 2006. This was due primarily to increased interest income due to higher interest rates and a larger average cash balance.

Our provision for income taxes increased $10.0 million to $22.0 million in the first quarter of 2006. Our effective income tax rate for the first quarter of 2006 was 34.5% compared to 26.8% for the first quarter of 2005. The effective tax rate for the first quarter of 2005 was positively impacted by a $3.7 million reduction in our valuation allowance provided for the deferred tax asset relating to a capital loss carryforward due to the recognition of capital gains for the SurroMed transaction and a dapoxetine NDA milestone payment. This reduction in the valuation allowance decreased the effective tax rate by 7.5%.

Net income of $41.8 million in the first quarter of 2006 represents an increase of $9.0 million from $32.9 million in the first quarter of 2005. Net income per diluted share of $0.35 in the first quarter of 2006 represents a 20.7% increase from $0.29 net income per diluted share in the first quarter of 2005. Net income per diluted share for the first quarter of 2005 included $0.035 per share, net of tax, for the gain on exchange of assets associated with the acquisition of SurroMed’s biomarker business.

Liquidity and Capital Resources

As of March 31, 2006, we had $138.3 million of cash and cash equivalents and $198.5 million of short-term investments. Our expected primary cash needs on both a short- and long-term basis are for capital expenditures, including our new corporate headquarters facility, expansion of services, possible acquisitions, investments and compound collaborations, geographic expansion, dividends, working capital and other general corporate purposes. We have historically funded our operations and growth, including acquisitions, primarily with cash flow from operations. In the first quarter of 2006, we entered into a construction loan to finance the construction of our new corporate headquarters building and related parking facility in Wilmington, North Carolina. Our cash and cash equivalents are invested in financial instruments that are rated A or better by Standard & Poor’s or Moody’s and earn interest at market rates.

In the first quarter of 2006, our operating activities provided $28.5 million in cash as compared to $47.0 million for the same period last year. The decrease in cash flow from operations is primarily due to a decrease in cash related to changes in operating assets and liabilities of $30.1 million in the first quarter of 2006 compared to an increase of $5.1 million in 2005. The decrease related to changes in operating assets and liabilities in the first quarter of 2006 primarily consisted of an increase of $32.3 million in growth of receivables and a decrease of $10.0 million related to accounts payable and other accrued expenses, partially offset by an increase of $14.0 million in accrued income taxes. Fluctuations in receivables and unearned income occur on a regular basis as we perform services, achieve milestones or other billing criteria, send invoices to clients and collect outstanding accounts receivable. Such activity varies by individual client and contract.

In the first quarter of 2006, we used $87.0 million in cash related to investing activities. We used cash to purchase available-for-sale investments of $220.5 million and to make capital expenditures of $27.9 million. These amounts were partially offset by maturities and sales of available-for-sale investments of $161.3 million. We expect our capital expenditures for the remainder of 2006 to be approximately $150 million to $155 million. This projection includes additional construction costs of approximately $85 million for the new corporate headquarters building and the related parking facility. The majority of the remaining forecasted capital expenditures are related to up-fit costs for facilities, information technology related expenditures and additional laboratory equipment.

In the first quarter of 2006, our financing activities provided $14.4 million in cash. We received $9.2 million in proceeds from stock option exercises and purchases under our employee stock purchase plan, $7.0 million in borrowings under our new construction loan and $1.6 million in income tax benefits from the exercise of stock options and disqualifying dispositions of stock. These amounts were partially offset by dividend payments of $2.9 million and repayments of $0.5 million on capital leases.

The following table sets forth amounts from our consolidated balance sheet affecting our working capital along with the dollar amount of the change from 2005 to 2006.

(in thousands)	December 31, 2005	March 31, 2006	$ Inc (Dec)
Current assets:
Cash and cash equivalents	$182,000	$138,341	$(43,659)
Short-term investments	137,820	198,494	60,674
Accounts receivable and unbilled services, net	303,386	336,572	33,186
Income tax receivable	14	107	93
Investigator advances	13,578	8,366	(5,212)
Prepaid expenses and other current assets	34,651	41,794	7,143
Deferred tax assets	11,435	11,548	113

Total current assets	$682,884	$735,222	$52,338

Current liabilities:
Accounts payable	$10,363	$14,090	$3,727
Payables to investigators	43,126	35,999	(7,127)
Accrued income taxes	18,099	31,127	13,028
Other accrued expenses	119,304	111,916	(7,388)
Deferred tax liabilities	85	82	(3)
Unearned income	162,662	166,702	4,040
Current maturities of long-term debt and capital lease obligations	1,607	1,375	(232)

Total current liabilities	$355,246	$361,291	$6,045

Working capital	$327,638	$373,931	$46,293

Working capital as of March 31, 2006 was $373.9 million, compared to $327.6 million at December 31, 2005. The increase in working capital was due primarily to the increase in short-term investments and accounts receivable and unbilled services. These increases were partially offset by a decrease in cash and cash equivalents and an increase in accrued income taxes due to higher pretax income. The number of days’ revenue outstanding in accounts receivable and unbilled services, net of unearned income, also known as DSO, was 32.2 and 36.8 days as of March 31, 2005 and 2006, respectively. We calculate DSO by dividing accounts receivable and unbilled services less unearned income by average daily gross revenue for the applicable period. Over the past three years, our year-to-date DSO has fluctuated between 32.2 days and 42.2 days. We expect DSO will continue to fluctuate in the future depending on contract terms, the mix of contracts performed within a quarter, the levels of investigator advances and unearned income, and our success in collecting receivables.

In July 2005, we renewed our $50.0 million revolving credit facility with Bank of America, N. A. Indebtedness under the facility is unsecured and subject to traditional covenants relating to financial ratios and restrictions on certain types of transactions. This revolving credit facility does not expressly restrict or limit the payment of dividends, and we do not expect any of the covenants to affect our ability to pay dividends under our cash dividend policy for the foreseeable future. Outstanding borrowings under the facility bear interest at an annual fluctuating rate equal to the one-month London Interbank Offered Rate, or LIBOR, plus a margin of 0.625%. Borrowings under this credit facility are available to provide working capital and for general corporate purposes. As of March 31, 2006, no amounts were outstanding under this credit facility and we were in compliance with the covenants in the loan agreement. The aggregate amount we are able to borrow has been reduced by $1.25 million due to outstanding letters of credit issued under this facility. This credit facility is currently scheduled to expire in June 2006, at which time any outstanding balance will be due.

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

Borrowings under this credit facility are available to finance the construction of our new corporate headquarters building and related parking facility in Wilmington, North Carolina and will bear interest at an annual fluctuating rate equal to the one-month LIBOR plus a margin of 0.60%. Interest on amounts borrowed under this construction loan facility is payable quarterly. This credit facility has a term of two years and will mature in February 2008, at which time the entire principal balance and all accrued and unpaid interest will be due. As of March 31, 2006, we had borrowed a total of approximately $24.1 million under this facility.

On October 3, 2005, our Board of Directors adopted an annual cash dividend policy under which we intend to pay an aggregate annual cash dividend of $0.10 on each outstanding share of common stock, payable quarterly at the rate of $0.025 per share, as adjusted to give effect to our February 2006 two-for-one stock split. We paid the first quarterly cash dividend under our annual dividend policy in the fourth quarter of 2005. In the first quarter of 2006, we also paid a dividend of $0.025 per share. The annual cash dividend policy and the payment of future quarterly cash dividends under that policy are not guaranteed and are subject to the discretion of and continuing determination by our Board of Directors that the policy remains in the best interests of our shareholders and in compliance with applicable laws.

In August 2005, we amended our September 2004 royalty stream purchase agreement with Accentia. Under the terms of the amended agreement, we agreed to provide specified clinical development services to Accentia in connection with two pivotal Phase III trials for SinuNase® for the treatment of chronic sinusitis. In exchange for providing these services, Accentia agreed to pay us a royalty equal to 14% of the net sales of specified SinuNase products if approved for sale by the FDA. Our obligation to provide clinical development services expired on December 31, 2005. In April 2006, the United States FDA granted SinuNase fast-track status. Accentia is planning to start the Phase III trials for SinuNase and we are in discussions with Accentia regarding a further amendment to this agreement.

In February 2005, we acquired substantially all of SurroMed’s assets related to its biomarker business. As part of this acquisition, we agreed to guarantee repayment of up to $1.5 million under a SurroMed bank loan with a maturity date of December 31, 2006. In February 2006, this amount was reduced to $0.8 million and SurroMed pledged a $0.5 million certificate of deposit to secure payment of the bank loan. In accordance with the requirements of FASB Statement No. 5, “Accounting for Contingencies”, as clarified by FASB Interpretation No. 45, we have recorded a liability in the amount of $0.03 million for the estimated fair value of the net obligation assumed under this guarantee.

In July 2005, we entered into a collaboration with Takeda under which it acquired the development and commercialization rights to all DPP4 inhibitors previously granted to us under the collaboration agreement between PPD and Syrrx. Under the agreement, Takeda paid us a $15.0 million up-front payment in the third quarter of 2005 and assumed the responsibility for the development and commercialization of the DPP4 inhibitors and future costs associated with those activities. Takeda commenced Phase III trials on the lead DPP4 candidate in January 2006 and, in March 2006, we earned a $15.0 million milestone payment upon the dosing of the twentieth patient in the Phase III studies. We will also be entitled to receive additional potential milestone payments of up to an aggregate of $70.5 million upon the occurrence of specified clinical and regulatory milestones, and if a DPP4 product is ever approved for sale, royalties on net sales as well as sales-based milestones up to an aggregate of $33.0 million upon the achievement of specified sales thresholds. We do not know if or when Takeda will obtain regulatory approval for a DPP4 inhibitor in the United States or any other country. As a result, we do not know if we will ever receive any further DPP4 milestone payments or royalties.

In April 2003, we made an equity investment in Chemokine Therapeutics Corp. In connection with this investment, Chemokine granted us an exclusive option to license a proprietary peptide. In April 2006, we entered into an agreement under which Chemokine will re-acquire the stock and the licensing rights for the proprietary peptide. We will continue to hold a warrant to purchase Chemokine stock, as well as an interest in the peptide through potential future milestone payments and a share of net sales up to a specified dollar limit.

In November 2003, we became a limited partner in A. M. Pappas Life Science Ventures III, L.P., a venture capital fund formed to invest in life sciences, healthcare and technology industries. We have committed to invest up to a maximum of $4.75 million in this fund. The first capital call was made in January 2005. Capital calls through March 31, 2006 totaled $0.7 million. Our capital commitment will expire in May 2009. We anticipate that the remainder of our capital commitment will be invested through a series of capital calls to be made over the term of our capital commitment.

In September 2005, we became a limited partner in Bay City Capital Fund IV, L.P., a venture capital fund formed to invest in life sciences companies. We have committed to invest up to a maximum of $10.0 million in the Bay City Fund IV. During the first quarter of 2006, we accrued a capital call in the amount of $0.3 million, which was subsequently paid in April 2006. Capital calls through March 31, 2006 totaled $2.2 million. Our capital commitment will expire in June 2009. No capital call can exceed 20% of the Company’s aggregate capital commitment. Thus, we anticipate that the remainder of our capital commitment will be invested through a series of capital calls to be made over the term of our capital commitment.

In January 2005, we acquired approximately 7.5 acres of property located in downtown Wilmington, North Carolina, on which we are constructing a new headquarters building. The new facility will be approximately 400,000 square feet and is expected to be completed in early 2007. At that time, we will begin consolidating our Wilmington operations into the new building. The total cost for the construction and up-fit of the new building is expected to be approximately $100.0 million. In addition, we are constructing a parking facility on an adjacent tract of land that will serve this new building and will cost approximately $18.0 million. The purchase price of the land for the new building was approximately $2.8 million. In connection with the sale of the 7.5-acre tract, the seller, Almont Shipping Company, refinanced existing liens on the property with the proceeds of an $8.0 million loan from Bank of America, N.A. This loan is secured by a lien on substantially all of Almont’s assets, including an approximately 30-acre tract of land adjacent to our tract. This loan is also secured by a guarantee from us. In accordance with the requirements of FASB Statement No. 5, “Accounting for Contingencies”, as clarified by FASB Interpretation No. 45, we have recorded a liability in the amount of $0.8 million for the estimated fair value of the obligation we assumed under this guarantee. In March 2006, the loan matured and Almont filed a petition for relief under Chapter 11 of the United States Bankruptcy Code. In early April 2006, Bank of America demanded payment of the loan under our guarantee. We subsequently purchased the secured note and all related loan documents for approximately $7.5 million.

In March 2005, we entered into a lease for additional space in Austin, Texas for our Phase II through IV operations. The additional space is adjacent to our new Phase I clinic. To induce us to enter into the lease for additional space, the landlord agreed to deposit $5.5 million in an escrow account to be used to reimburse us for the rent and other expenses paid by us under the lease for our existing facilities after July 1, 2005 and the costs and expense to sublease those facilities. We account for the amount to be received from the escrow account as a lease incentive that will be recognized in income over the life of the ten-year term of the lease. We submitted the first request for distribution of funds from the escrow account in the second half of 2005, but the landlord objected to the distribution of any funds to us. In April 2006, we and the landlord agreed to settle this dispute. Under the terms of the agreement, we received $4.3 million in full and final settlement of all claims. As a result, we reduced the escrow account balance to $4.3 million and included the amount in prepaid expenses and other current assets on the March 31, 2006 balance sheet. The $4.3 million was collected on April 7, 2006.

As of March 31, 2006, we had liabilities of $7.6 million for certain unsettled matters in connection with tax positions taken on our tax returns, including interpretations of applicable income tax laws and regulations. We establish a reserve when, despite management’s belief that our tax returns reflect the proper treatment of all matters, the treatment of certain tax matters is likely to be challenged. Significant judgment is required to evaluate and adjust the reserves in light of changing facts and circumstances. Further, a number of years may lapse before a particular matter for which we have established a reserve is audited and finally resolved. While it is difficult to predict the final outcome or the timing of resolution of any particular tax matter, management believes that the reserves of $7.6 million reflect the probable outcome of known tax contingencies. We believe it is unlikely that the resolution of these matters will have a material adverse effect on our financial position or results of operations.

Under most of our agreements for Development services, we agree to indemnify and defend the sponsor against third party claims based on our negligence or willful misconduct. Any successful claims could have a material adverse effect on our financial condition, results of operations and future prospects.

We expect to continue expanding our operations through internal growth, strategic acquisitions and investments. Additionally, in October 2005, our Board of Directors adopted a policy to pay a quarterly cash dividend on each outstanding share of common stock. We expect to fund these activities from existing cash, cash flow from operations and, if necessary or appropriate, borrowings under our existing or future credit facilities. We believe that these sources of liquidity will be sufficient to fund our operations and dividends for the foreseeable future. From time to time, we evaluate potential acquisitions, investments and other growth opportunities that might require additional external financing, and we might seek funds from public or private issuances of equity or debt securities. While we believe we have sufficient liquidity to fund our operations for the foreseeable future, our sources of liquidity and ability to pay dividends could be affected by our dependence on a small number of industries and clients, compliance with regulations, international risks, personal injury claims, environmental or intellectual property claims, as well as other factors described below under “Critical Accounting Policies and Estimates”, “Potential Volatility of Quarterly Operating Results and Stock Price” and “Quantitative and Qualitative Disclosures about Market Risk”. In addition, see “Risk Factors,” “Contractual Obligations and Commercial Commitments” and “Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2005.

Critical Accounting Policies and Estimates

Prior to January 1, 2006, we accounted for our stock-based compensation plan in accordance with the intrinsic value provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, or APB No. 25, and provided the required proforma disclosures of SFAS No. 123, “Accounting for Stock-Based Compensation”. Accordingly, because all stock options granted had an exercise price equal to the market value of the underlying common stock on the date of the grant, no expense related to employee stock options was recognized. Also, as the employee stock purchase plan was considered noncompensatory, no expense related to this plan was recognized. However, expense related to the grant of restricted stock was recognized in the income statement under APB No. 25.

Effective January 1, 2006, we adopted SFAS No. 123 (revised) using the modified retrospective application method. Accordingly, stock-based compensation cost is measured at grant date, based on the fair value of the award, and is recognized as expense over the employee’s requisite service period. In accordance with the modified retrospective application method, financial statements for all periods prior to January 1, 2006 have been adjusted to give effect to the fair-value based method of accounting for all awards granted in fiscal years beginning after December 15, 1994. Amounts previously disclosed as proforma adjustments have been reflected in earnings for all prior periods. The details of the impact of the retrospective application of SFAS No. 123 (revised) on previously reported amounts in our Consolidated Condensed Statement of Operations as of March 31, 2005 and our Consolidated Balance Sheet as of December 31, 2005 are shown in Note 9 of our Consolidated Condensed Financial Statements.

As of March 31, 2006, the total unrecognized compensation costs related to non-vested stock options was approximately $40.5 million. This cost is expected to be recognized over a weighted-average period of 2.6 years in accordance with the vesting periods of the options. As of March 31, 2006, the total unrecognized compensation cost related to non-vested restricted stock was approximately $3.2 million. This cost is expected to be recognized over a weighted-average period of 2.4 years in accordance with the vesting periods of the restricted stock. Our employee stock purchase plan has two six-month offering periods (each an “Offering Period”) annually, beginning January 1 and July 1, respectively. As of March 31, 2006, the total unrecognized compensation cost related to employee stock purchase plan shares for the current Offering Period was approximately $0.4 million. This cost is expected to be recognized over the remaining three months of the Offering Period.

The fair value of each option award is estimated on the grant date using the Black-Scholes option-pricing model. Expected volatilities are based on historical volatility of our stock price over a period equal to the expected term of the options. Management believes this is the best estimate of the future results. See Note 9 of our Notes to Consolidated Condensed Financial Statements for details regarding the other assumptions used in estimating fair value for the quarters ended March 31, 2005 and 2006 regarding our equity compensation plan and our employee stock purchase plan.

There were no other material changes to our critical accounting policies and estimates in the first quarter of 2006. For detailed information on our other critical accounting policies and estimates, see our Annual Report on Form 10-K for the year ended December 31, 2005.

Recent Accounting Pronouncements

Recently issued accounting standards relevant to our financial statements, which are described in “Recent Accounting Pronouncements” in Note 1 to the Notes to Consolidated Condensed Financial Statements are:

Date	Title	Effective Date
December 2004	SFAS No. 123 (revised 2004), “Share-Based Payment”	First fiscal year that begins after June 15, 2005

March 2005	Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligation”	End of fiscal years ending after December 15, 2005

May 2005	SFAS No. 154, “Accounting Changes and Error Corrections”	Fiscal years beginning after December 15, 2005

June 2005	Staff Position No. 143-1, “Accounting for Electronic Equipment Waste Obligations”	The later of the first reporting period that ends after June 8, 2005 or the date that the EU-member country adopts a law to implement the Directive

June 2005	EITF 05-6, “Determining the Amortization Period for Leasehold Improvements Purchased after Lease Inception or Acquired in a Business Combination”	Reporting periods beginning after June 29, 2005

October 2005	Staff Position No. 13-1, “Accounting for Rental Costs Incurred During a Construction Period”	First reporting period beginning after December 15, 2005

November 2005	Staff Position Nos. FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments”	Reporting periods beginning after December 15, 2005

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

Fluctuations in quarterly results, actual or anticipated changes in our dividend policy or other factors could affect the market price of our common stock. These factors include ones beyond our control, such as changes in earnings estimates by analysts, market conditions in our industry, disclosures by product development partners and actions by regulatory authorities with respect to potential drug candidates, changes in pharmaceutical, biotechnology and medical device industries and the government sponsored clinical research sector and general economic conditions. Any effect on our common stock could be unrelated to our longer-term operating performance. For more detail, see “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2005.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to foreign currency risk by virtue of our international operations. We derived approximately 27.8% and 28.3% of our net revenues for the three months ended March 31, 2005 and 2006, respectively, from operations outside the United States. We generally reinvest funds generated by each subsidiary in the country where they are earned, although in 2005, we repatriated $48.0 million of undistributed earnings in the form of dividends from our foreign affiliates under the American Jobs Creation Act of 2004. Our operations in the United Kingdom generated more than 39.3% of our net revenue from international operations during the three months ended March 31, 2006. Accordingly, we are exposed to adverse movements predominately in the pound sterling and also in other foreign currencies.

The vast majority of our contracts are entered into by our U.S. or U.K. subsidiaries. The contracts entered into by the U.S. subsidiaries are almost always denominated in U.S. dollars. Contracts entered into by our U.K. subsidiaries are generally denominated in pounds sterling, U.S. dollars or euros, with the majority in U.S. dollars. Although an increase in exchange rates for the pound sterling or euro relative to the U.S. dollar would increase net revenue from contracts denominated in these currencies, a negative impact on income from operations results from dollar-denominated contracts for services rendered in countries other than the United States. In these cases, revenue is not impacted by the weakening of the U.S. dollar, but the costs associated with performing these contracts, which are paid in local currency, are negatively impacted when translated into U.S. dollars. In January 2004, we began engaging in hedging activities in an effort to manage our potential foreign exchange exposure.

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

Our strategy for managing foreign currency risk relies primarily on receiving payment in the same currency used to pay expenses and from time to time using foreign currency derivatives, such as forward exchange contracts. As of March 31, 2006, we had open foreign exchange derivative contracts with a face amount totaling $18.8 million to buy the local currencies of our foreign subsidiaries. The estimated fair value of our foreign currency derivative portfolio resulted in us recording in the first quarter of 2006 a $9,000 gain as a component of prepaid expenses and other current assets and a $0.4 million loss as a component of other accrued expenses. If the U.S. dollar had weakened an additional 10% relative to the pound sterling, euro and Brazilian real in the first quarter of 2006, net income would have been reduced by $1.6 million for the quarter. Our foreign currency hedging activities could have partially offset these potential losses.

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

We are exposed to changes in interest rates on our cash equivalents and amounts outstanding under notes payable and lines of credit. We invest our cash and cash equivalents in financial instruments with interest rates based on financial market conditions. Even though as of March 31, 2006 we had $24.1 million in principal outstanding under the construction loan for our new headquarters building, we do not expect that a 10% change in interest rates in the future would have a material effect on our financial statements.

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

Internal Control Over Financial Reporting

There were no changes in internal control over financial reporting during the first quarter of 2006 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Date: May 5, 2006