Form 10-Q
period 2006-06-30
PHARMACEUTICAL PRODUCT DEVELOPMENT INC
filed 2006-08-04
CIK 1003124

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2006.

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 116,985,102 shares of common stock, par value $0.05 per share, as of July 25, 2006.

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2006	2005	2006
Net Revenue:
Development	$224,862	$278,890	$437,783	$536,639
Discovery Sciences	3,636	4,550	16,496	23,499
Reimbursed out-of-pockets	16,644	25,513	34,917	48,184

Total net revenue	245,142	308,953	489,196	608,322

Direct Costs:
Development	114,153	140,022	223,981	268,439
Discovery Sciences	2,107	2,069	4,034	4,477
Reimbursable out-of-pocket expenses	16,644	25,513	34,917	48,184

Total direct costs	132,904	167,604	262,932	321,100

Research and development expenses	11,445	1,261	20,266	1,942
Selling, general and administrative expenses	61,749	79,274	119,632	151,231
Depreciation	9,512	11,286	17,871	22,309
Amortization	279	124	567	397
Loss on impairment and disposal of assets	145	375	250	1,386
Gain on exchange of assets	—	—	(5,144)	—

Total operating expenses	216,034	259,924	416,374	498,365

Income from operations	29,108	49,029	72,822	109,957
Interest income, net	1,940	3,192	3,215	6,302
Other income, net	952	1,329	857	1,178

Income before provision for income taxes	32,000	53,550	76,894	117,437
Provision for income taxes	11,201	17,136	23,214	39,177

Net income	$20,799	$36,414	$53,680	$78,260

Net income per common share:
Basic	$0.18	$0.31	$0.47	$0.67

Diluted	$0.18	$0.31	$0.47	$0.66

Dividends declared per common share	$—	$0.025	$—	$0.05

Weighted average number of common shares outstanding:
Basic	114,118	116,618	113,818	116,426
Dilutive effect of stock options and restricted stock	1,676	1,800	1,620	1,790

Diluted	115,794	118,418	115,438	118,216

The accompanying notes are an integral part of these consolidated condensed financial statements.

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

(in thousands)

	December 31, 2005	June 30, 2006
		(unaudited)
Assets
Current assets:
Cash and cash equivalents	$182,000	$120,886
Short-term investments	137,820	259,339
Accounts receivable and unbilled services, net	303,386	341,223
Income tax receivable	14	31
Investigator advances	13,578	9,871
Prepaid expenses and other current assets	34,651	51,361
Deferred tax assets	11,435	12,133

Total current assets	682,884	794,844

Property and equipment, net	210,020	263,544
Goodwill	208,883	211,249
Investments	29,171	24,361
Intangible assets	2,772	2,180
Long-term deferred tax assets	20,080	22,922
Other assets	5,790	1,574

Total assets	$1,159,600	$1,320,674

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$10,363	$16,909
Payables to investigators	43,126	38,814
Accrued income taxes	18,099	40,060
Other accrued expenses	119,304	143,658
Deferred tax liabilities	85	89
Unearned income	162,662	157,114
Current maturities of long-term debt and capital lease obligations	1,607	725

Total current liabilities	355,246	397,369

Long-term debt and capital lease obligations, less current maturities	22,695	39,315
Accrued additional pension liability	11,151	11,986
Deferred tax liabilities	2,195	3,620
Deferred rent and other	17,637	18,217

Total liabilities	408,924	470,507

Shareholders’ equity:
Common stock	5,800	5,841
Paid-in capital	395,452	421,492
Retained earnings	346,417	418,826
Accumulated other comprehensive income	3,007	4,008

Total shareholders’ equity	750,676	850,167

Total liabilities and shareholders’ equity	$1,159,600	$1,320,674

The accompanying notes are an integral part of these consolidated condensed financial statements.

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Six Months Ended June 30,
	2005	2006
Cash flows from operating activities:
Net income	$53,680	$78,260
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	18,438	22,706
Stock compensation expense	8,695	9,882
Gain on exchange of assets	(5,144)	—
Gain on sale of investment	—	(782)
Loss on impairment and disposal of assets	250	1,386
Gain on sale of assets	(77)	(16)
Provision for doubtful accounts	50	10
Benefit for deferred income taxes	(241)	(3,296)
Change in operating assets and liabilities, net of acquisitions	7,268	(3,320)

Net cash provided by operating activities	82,919	104,830

Cash flows from investing activities:
Purchases of property and equipment	(72,440)	(65,844)
Proceeds from sale of property and equipment	86	15
Purchases of available-for-sale investments	(24,720)	(369,121)
Maturities and sales of available-for-sale investments	129,740	246,915
Deposit on warrants of investee	(5,000)	—
Purchase of note receivable	—	(7,474)
Proceeds from sale of investments	25,000	1,482
Purchases of investments	(5,405)	(521)

Net cash provided by (used in) investing activities	47,261	(194,548)

Cash flows from financing activities:
Principal repayments of long-term debt	(185)	(6,005)
Proceeds from construction loan	—	22,127
Repayment of capital leases obligations	(857)	(829)
Proceeds from exercise of stock options and employee stock purchase plan	14,907	13,471
Income tax benefit from exercise of stock options and disqualifying dispositions of stock	5,000	3,208
Cash dividends paid	—	(5,847)

Net cash provided by financing activities	18,865	26,125

Effect of exchange rate changes on cash and cash equivalents	(5,312)	2,479

Net increase (decrease) in cash and cash equivalents	143,733	(61,114)
Cash and cash equivalents, beginning of the period	144,348	182,000

Cash and cash equivalents, end of the period	$288,081	$120,886

The accompanying notes are an integral part of these consolidated condensed financial statements.

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

1. SIGNIFICANT ACCOUNTING POLICIES

The significant accounting policies followed by Pharmaceutical Product Development, Inc. and its subsidiaries (collectively the “Company”) for interim financial reporting are consistent with the accounting policies followed for annual financial reporting. The Company prepared these unaudited consolidated condensed financial statements in accordance with Rule 10-01 of Regulation S-X and, in management’s opinion, has included all adjustments of a normal recurring nature necessary for a fair presentation. The accompanying consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. The results of operations for the three-month and six-month periods ended June 30, 2006 are not necessarily indicative of the results to be expected for the full year or any other period. The amounts in the December 31, 2005 consolidated condensed balance sheet are derived from the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

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

Recent accounting pronouncements

In December 2004, the Financial Accounting Standards Board, or FASB, issued SFAS No. 123 (revised), “Share-Based Payment”, that requires compensation costs related to share-based payment transactions to be recognized in the financial statements. With limited exceptions, the amount of compensation cost is measured based on the fair value on the date of grant of the equity or liability instruments issued. In addition, the fair value of liability instruments is remeasured each reporting period. Compensation cost is recognized over the period that an employee provides service in exchange for the award. In March 2005, the SEC issued Staff Accounting Bulletin 107 which describes the SEC staff’s expectations in determining the assumptions that underlie the fair value estimates and discusses the interaction of SFAS No. 123 (revised) with existing SEC guidance. In April 2005, the SEC deferred the effective date for SFAS No. 123 (revised) to the beginning of the first fiscal year that begins after June 15, 2005. On January 1, 2006, the Company adopted SFAS No. 123 (revised) using the modified retrospective transition method permitted by the statement and will continue to value its grants using the Black-Scholes option pricing method. In accordance with the modified retrospective application method prescribed by SFAS No. 123 (revised), financial statements for all periods prior to January 1, 2006 have been adjusted to give effect to the fair-value based method of accounting for all awards granted in fiscal years beginning after December 15, 1994. Amounts previously disclosed as pro-forma adjustments have been reflected in earnings for all prior periods. See Note 9 for further details.

In March 2005, the FASB issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligation”, or FIN 47, to clarify that the term “conditional asset retirement obligation” as used in SFAS No. 143 refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. An entity must recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. FIN 47 also defines when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective as of the end of fiscal years ending after December 15, 2005. The adoption of this statement did not have a material impact on the Company’s financial condition or results of operations.

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

1. SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent accounting pronouncements (continued)

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections”, which changes the requirements for the accounting and reporting of a change in accounting principle. SFAS No. 154 applies to all voluntary changes in accounting principle as well as to changes required by an accounting pronouncement that does not include specific transition provisions. SFAS No. 154 requires that changes in accounting principle be retrospectively applied. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company will apply SFAS No. 154 for changes occurring after January 1, 2006, as appropriate.

In June 2005, the Emerging Issues Task Force, or EITF, reached a consensus on EITF 05-6, “Determining the Amortization Period for Leasehold Improvements Purchased after Lease Inception or Acquired in a Business Combination”. EITF 05-6 requires leasehold improvements purchased after the beginning of the initial lease term or that are acquired in a business combination to be amortized over the lesser of the useful life of the assets or a term that includes the original lease term plus any renewals that are reasonably assured at the date the leasehold improvements are purchased or acquired. In September 2005, the EITF modified the consensus to clarify that this issue does not apply to preexisting leasehold improvements. This guidance was effective for leasehold improvements purchased or acquired in reporting periods beginning after June 29, 2005. The adoption of this statement did not have a material impact on the Company’s financial condition or results of operations.

In October 2005, the FASB issued Staff Position No. 13-1, “Accounting for Rental Costs Incurred During a Construction Period”, or FSP 13-1. FSP 13-1 states that rental costs associated with ground or building operating leases incurred during a construction period shall be recognized as rental expense and not capitalized. FSP 13-1 is effective for the first reporting period beginning after December 15, 2005. The adoption of this statement did not have a material impact on the Company’s financial condition or results of operations.

In November 2005, the FASB issued Staff Position Nos. FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments”. This statement addresses the determination as to when an investment is considered impaired, whether the impairment is other-than-temporary and the measurement of an impairment loss. The statement is effective for reporting periods beginning after December 15, 2005. The adoption of this statement did not have a material impact on the Company’s financial condition or results of operations.

In June 2006, the EITF reached a consensus on EITF Issue No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation)”, which addresses the income statement disclosure on taxes assessed by a governmental authority that are directly imposed on a revenue-producing transaction between a seller and a customer. Taxes within the scope of EITF 06-3 include sales taxes, use taxes, value-added taxes, and some types of excise taxes. For any such taxes that are reported on a gross basis, a company should disclose the amounts of those taxes in interim and annual financial statements for each period for which an income statement is presented if those amounts are significant. EITF Issue No. 06-3 will be effective for interim and annual reporting periods beginning after December 15, 2006. The Company currently accounts for taxes on a net basis. Therefore, EITF 06-3 should not have any significant impact on the Company’s financial condition or results of operations.

In June 2006, the FASB issued Staff Position FIN 46(R)-6, “Determining the Variability to Be Considered in Applying FASB Interpretation No. 46(R)”, or FSP FIN 46(R)-6, which introduces a “by-design” approach in determining variability. FSP FIN 46(R)-6 provides a two-step approach: 1) analyze the nature of the risk in the entity and 2) determine the purpose(s) for which the entity was created and determine the variability. This standard is applicable for all entities (including newly created entities) with which an enterprise first becomes involved, and for all entities previously required to be analyzed under FIN 46(R) when a reconsideration event has occurred beginning the

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

1. SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent accounting pronouncements (continued)

first day of the reporting period beginning after June 15, 2006. The Company adopted the provisions of FSP FIN 46(R)-6 on July 1, 2006 and does not expect that the statement should have any impact on the Company’s financial condition or results of operations.

In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109”, or FIN 48, which clarifies the accounting for uncertainty in tax positions. FIN 48 requires that the Company recognize in its financial statements the impact of a tax position, if that position will more likely than not be sustained on audit, based on the technical merits of the position. The provisions of FIN 48 also provide a measurement attribute for the financial statement recognition of the tax position. FIN 48 will be effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact of the adoption of FIN 48 on its financial statements.

Inventory

Inventories, which consist principally of laboratory supplies, are valued at the lower of cost (first-in, first-out method) or market. Inventories totaling $2.3 million and $2.5 million as of December 31, 2005 and June 30, 2006, respectively, were included in prepaid expenses and other current assets.

Earnings per share

The computation of basic income per share information is based on the weighted average number of common shares outstanding during the period. The computation of diluted income per share information is based on the weighted average number of common shares outstanding during the period plus the effects of any dilutive common stock equivalents.

Reclassification

The Company has reclassified certain 2005 financial statement amounts to conform to the 2006 financial statement presentation. In addition, prior period financial statements have been restated pursuant to the modified retrospective application method provided for in SFAS No. 123 (revised), “Share-Based Payment”. See Note 9 for further details. Additionally, all share and per share amounts for 2005 have been adjusted to reflect the two-for-one stock split completed on February 28, 2006.

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

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

2. ACQUISITIONS

In February 2005, the Company completed its acquisition of substantially all of the assets of SurroMed, Inc.’s biomarker business. In exchange for the assets, the Company surrendered to SurroMed all shares of preferred stock of SurroMed it held. As additional consideration for the acquisition, the Company assumed approximately $3.4 million of SurroMed liabilities under capital leases and additional operating liabilities, and agreed to guarantee repayment of up to $1.5 million under a SurroMed bank loan. In February 2006, this amount was reduced to $0.8 million and SurroMed pledged a $0.5 million certificate of deposit to secure payment of the bank loan. In accordance with the requirements of SFAS No. 5, “Accounting for Contingencies”, as clarified by FASB Interpretation No. 45, the Company has recorded a liability in the amount of $0.03 million for the estimated fair value of the net obligation it has assumed under this guarantee. In connection with this transaction, the Company recognized a pre-tax gain on exchange of assets of $5.1 million, primarily related to the $4.9 million gain on the termination of a preexisting facility lease arrangement with SurroMed in accordance with EITF 04-01, “Accounting for Preexisting Relationships between the Parties to a Business Combination”. The fair value of the leasing arrangement was determined based on the discounted cash flows of the difference between the future required rental payments under the lease agreement and the current market rate for similar facilities. This biomarker business is part of the Discovery Sciences segment of the Company.

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

Goodwill related to SurroMed is deductible for tax purposes.

The results of operations from the biomarker assets acquired are included in the Company’s consolidated condensed statements of operations as of and since February 1, 2005, the effective date of the acquisition. Proforma results of operations for the three months and six months ended June 30, 2005 have not been presented because the financial results related to the biomarker assets for the one-month period ended January 31, 2005 are not material to the consolidated condensed statements of operations.

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

3. ACCOUNTS RECEIVABLE AND UNBILLED SERVICES

Accounts receivable and unbilled services consisted of the following amounts on the dates set forth below:

(in thousands)	December 31, 2005	June 30, 2006
Billed	$204,686	$203,350
Unbilled	102,626	141,585
Provision for doubtful accounts	(3,926)	(3,712)

	$303,386	$341,223

4. PROPERTY AND EQUIPMENT

Property and equipment, stated at cost, consisted of the following amounts on the dates set forth below:

(in thousands)	December 31, 2005	June 30, 2006
Land	$6,986	$7,144
Buildings and leasehold improvements	58,321	62,505
Construction in progress	31,205	76,550
Furniture and equipment	152,952	161,692
Computer equipment and software	114,331	132,180

	363,795	440,071
Less accumulated depreciation and amortization	(153,775)	(176,527)

	$210,020	$263,544

Capitalized costs for the new corporate headquarters facility in Wilmington, North Carolina included in construction in progress as of December 31, 2005 and June 30, 2006 were $19.7 million and $56.4 million, respectively. In February 2006, the Company entered into an $80.0 million construction loan facility with Bank of America, N.A. Borrowings under this credit facility are available to finance the construction of the Company’s new corporate headquarters building and related parking facility. As of June 30, 2006, the Company had borrowed $39.2 million under this credit facility. During the three months and six months ended June 30, 2006, the Company capitalized interest of approximately $0.5 million and $0.7 million, respectively, relating to the construction of the new corporate headquarters facility. The Company did not capitalize any interest related to the new facility during the first six months of 2005.

The Company had a note payable related to a laboratory building in Brussels, Belgium. The balance of $5.9 million remaining on this note was paid in May 2006.

Property and equipment under capital leases, stated at cost, consisted of the following amounts on the dates set forth below:

(in thousands)	December 31, 2005	June 30, 2006
Leasehold improvements	$824	$824
Computer equipment and software	656	656
Furniture and equipment	2,114	1,975

	3,594	3,455
Less accumulated depreciation and amortization	(1,211)	(1,799)

	$2,383	$1,656

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

5. GOODWILL AND INTANGIBLE ASSETS

Changes in the carrying amount of goodwill for the twelve months ended December 31, 2005 and the six months ended June 30, 2006, by operating segment, were as follows:

(in thousands)	Development	Discovery Sciences	Total
Balance as of January 1, 2005	$159,166	$20,615	$179,781
Goodwill recorded during the period for acquisitions	—	33,001	33,001
Translation adjustments	(3,899)	—	(3,899)

Balance as of December 31, 2005	155,267	53,616	208,883
Translation adjustments	2,366	—	2,366

Balance as of June 30, 2006	$157,633	$53,616	$211,249

The Company evaluates goodwill for impairment annually at the reporting unit level as required by SFAS No. 142.

Information regarding the Company’s other intangible assets follows:

(in thousands)	December 31, 2005			June 30, 2006
	Carrying Amount	Accumulated Amortization	Net	Carrying Amount	Accumulated Amortization	Net
Backlog and customer relationships	$543	$338	$205	$543	$405	$138
Patents	22	22	—	—	—	—
License and royalty agreements	5,000	2,433	2,567	4,500	2,458	2,042

Total	$5,565	$2,793	$2,772	$5,043	$2,863	$2,180

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

Amortization expense for the three months ended June 30, 2005 and 2006 was $0.3 million and $0.1 million, respectively. Amortization expense for the six months ended June 30, 2005 and 2006 was $0.6 million and $0.4 million, respectively. Estimated amortization expense for the next five years is as follows:

(in thousands)
2006 (remaining 6 months)	$168
2007	312
2008	283
2009	250
2010	250
2011	250

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

6. SHORT-TERM INVESTMENTS AND INVESTMENTS

Short-term investments, which are composed of available-for-sale securities, and investments consisted of the following amounts on the dates set forth below:

(in thousands)	December 31, 2005	June 30, 2006
Short-term investments:
Auction Rate Securities	$137,820	$175,070
Other municipal debt securities	—	84,269

Total short-term investments	$137,820	$259,339

Cost-basis investments:
Oriel Therapeutics, Inc.	$500	$500
Bay City Capital Fund IV, L.P.	1,852	2,656
A.M. Pappas Life Science Ventures III, L.P.	691	879
Other equity investments	250	250

Total cost-basis investments	3,293	4,285

Marketable equity securities:
BioDelivery Sciences International, Inc.	1,953	1,628
Chemokine Therapeutics Corp.	2,360	—
Accentia Biopharmaceuticals, Inc.	21,565	18,448

Total marketable equity securities	25,878	20,076

Total investments	$29,171	$24,361

Short-term investments

As of December 31, 2005, the Company’s short-term investments consisted of Auction Rate Securities (“ARS”). ARS generally have stated maturities of 20 to 30 years. However, these securities have economic characteristics of short-term investments due to a rate-setting mechanism and the ability for holders to liquidate them through a Dutch auction process that occurs on pre-determined intervals of less than 90 days. As such, these investments are classified as short-term investments. The Company’s short-term investments were classified as available-for-sale securities due to management’s intent regarding these securities. Since the fair market value equaled the adjusted cost, there were no unrealized gains or losses associated with these investments as of December 31, 2005.

As of June 30, 2006, the Company had short-term investments in ARS and other municipal debt securities. The unrealized losses associated with these investments as of June 30, 2006 were $0.7 million. The gross realized (losses)/gains on these securities were $0 in each of the three months ended June 30, 2005 and 2006, and $(17,000) and $0 for the six months ended June 30, 2005 and 2006, respectively, determined on a specific identification basis.

In April 2006, the Company entered into an agreement with Chemokine Therapeutics Corp. under which the Company agreed to (i) sell 2.0 million shares of Chemokine preferred stock held by the Company either to Chemokine or to a third-party buyer prior to May 27, 2006 and (ii) surrender its license rights to Chemokine’s compound CTCE-0214 in exchange for $0.1 million and potential milestone payments up to $2.5 million. As contemplated by the agreement, in May 2006, the Company sold its 2.0 million shares in Chemokine stock for total consideration of $1.5 million and recorded a gain on sale of its investment of $0.8 million.

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

6. SHORT-TERM INVESTMENTS AND INVESTMENTS (continued)

Investments

The Company has equity investments in publicly traded entities. Investments in publicly traded entities are denoted as marketable equity securities in the above table and are classified as available-for-sale securities and measured at market value. The Company records net unrealized gains or losses associated with investments in publicly traded entities as a component of shareholders’ equity until they are realized or an other-than-temporary decline has occurred. The market value of the Company’s equity investments in publicly traded entities is based on the closing price as quoted by the applicable stock exchange or market on the last day of the reporting period. As of June 30, 2006, the Company’s equity investments in publicly traded companies were classified as long-term assets due to the Company’s ability to hold its investments long-term, the strategic nature of the investment and the lack of liquidity in the public markets for these securities to easily liquidate the investment without significantly impacting the market value. As of December 31, 2005 and June 30, 2006, gross unrealized gains on long-term investments in marketable securities were $8.5 million and $3.8 million, respectively, and gross unrealized losses were $0 and $0.3 million, respectively.

The unrealized loss of $0.3 million as of June 30, 2006 related to the Company’s investment in 0.7 million units of BioDelivery Sciences International, Inc., with each unit representing one share of common stock and one warrant for common stock. The Company’s ownership of common stock of BioDelivery Sciences International represented an ownership interest of approximately 5.8% in BioDelivery Sciences International’s outstanding common stock as of June 30, 2006. Based upon review of BioDelivery Sciences’ financial position, and the Company’s ability and intent to hold its investment for a reasonable period of time sufficient for a forecasted recovery of fair value, the Company does not consider its investment to be other-than temporarily impaired at June 30, 2006.

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

In September 2005, the Company became a limited partner in Bay City Capital Fund IV, L.P., a venture capital fund. The Bay City Fund IV was established in July 2004 for the purpose of investing in life sciences companies. The Company has committed to invest up to a maximum of $10.0 million in the Bay City Fund IV. Capital calls during the first six months of 2006 totaled $0.8 million, of which $0.5 million was accrued as of June 30, 2006 and subsequently paid in July 2006. Capital calls through June 30, 2006 totaled $2.7 million. Because no capital call can exceed 20% of the Company’s aggregate capital commitment, the Company anticipates its remaining capital commitment of $7.3 million will be made through a series of future capital calls over the next several years. The Company owned approximately 2.9% of the Bay City Fund IV as of June 30, 2006. The Company’s capital commitment will expire in June 2009.

In November 2003, the Company became a limited partner in A. M. Pappas Life Science Ventures III, L.P., a venture capital fund. The Pappas Fund was established for the purpose of making investments in equity securities of privately held companies in the life sciences, healthcare and technology industries. The Company has committed to invest up to a maximum of $4.75 million. Capital calls through June 30, 2006 totaled $0.9 million, of which $0.2 million was paid in June 2006. Because no capital call can exceed 10% of the Company’s aggregate capital commitment, the Company anticipates its remaining capital commitment of $3.85 million will be made through a series of future capital calls over the next several years. The Company owned approximately 4.7% of the Pappas Fund as of June 30, 2006. The Company’s capital commitment will expire in May 2009.

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

7. COMPREHENSIVE INCOME

Comprehensive income consisted of the following amounts on the dates set forth below:

(in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2006	2005	2006
Net income, as reported	$20,799	$36,414	$53,680	$78,260
Other comprehensive income (loss)
Cumulative translation adjustment	(5,222)	3,718	(8,215)	5,040
Change in fair value of hedging transaction, net of taxes of $484, $(41), $532 and $(140), respectively	(1,129)	96	(1,218)	327
Reclassification adjustment for hedging results included in direct costs, net of taxes of $11, $(56), $40 and $(88), respectively	(26)	133	(89)	206
Unrealized loss on investments, net of taxes of $0, $(3,611), $0, and $(1,218), respectively	(520)	(7,864)	(804)	(3,790)
Reclassification adjustment for gain realized included in other income	—	(782)	—	(782)

Total other comprehensive (loss) income	(6,897)	(4,699)	(10,326)	1,001

Comprehensive income	$13,902	$31,715	$43,354	$79,261

Accumulated other comprehensive income consisted of the following amounts on the dates set forth below:

(in thousands)	December 31, 2005	June 30, 2006
Translation adjustment	$4,766	$9,806
Minimum pension liability, net of tax	(7,329)	(7,329)
Fair value on hedging transaction, net of tax	(533)	—
Unrealized gain on investments	6,103	1,531

Total	$3,007	$4,008

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

8. ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

The Company enters into foreign exchange forward and option contracts that are designated and qualify as cash flow hedges under SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities”. Changes in the fair value of the effective portion of these outstanding forward and option contracts are recognized in accumulated other comprehensive income, or OCI. The Company reclassifies these amounts from OCI and recognizes them in earnings when either the forecasted transaction occurs or it becomes probable that the forecasted transaction will not occur.

The Company recognizes changes in the ineffective portion of a derivative instrument in earnings in the current period. Effectiveness for forward cash flow hedge contracts is measured by comparing the fair value of the forward contract to the change in the forward value of the anticipated transaction. The fair market value of the hedged exposure is presumed to be the market value of the hedge instrument when critical terms match. The Company’s hedging portfolio had no ineffectiveness during 2005 and the first six months of 2006.

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

The Company’s hedging contracts are intended to protect against the impact of changes in the value of the U.S. dollar against other currencies and its impact on operating results. Accordingly, for forecasted transactions, non-U.S. dollar subsidiaries incurring expenses in foreign currencies seek to hedge U.S. dollar revenue contracts. The Company reclassifies OCI associated with hedges of foreign currency revenue into direct costs upon recognition of the forecasted transaction in the statement of operations. At June 30, 2006, the face amount of these foreign exchange contracts was $0.

The Company also enters into foreign currency forward contracts to hedge against changes in the fair value of monetary assets and liabilities denominated in a non-functional currency. These derivative instruments are not designated as hedging instruments; therefore, the Company recognizes changes in the fair value of these contracts immediately in other income, net as an offset to the changes in the fair value of the monetary assets or liabilities being hedged. At June 30, 2006, the face amount of these contracts was $15.5 million.

At June 30, 2006, the Company’s foreign currency derivative portfolio resulted in the Company recording an $11,000 gain as a component of prepaid expenses and other current assets and a $25,000 loss as a component of other accrued expenses.

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

The following table details the impact of retrospective application of SFAS No. 123 (revised) on previously reported amounts:

(in thousands, except per share data)	Three Months Ended June 30, 2005		Six Months Ended June 30, 2005
	Restated	As previously reported	Restated	As previously reported
For the quarter ended June 30, 2005:

Total direct costs	$132,904	$131,423	$262,932	$259,791
Selling, general and administrative expenses	61,749	58,987	119,632	114,419
Income from operations	29,108	33,496	72,822	81,426
Income before provision for income taxes	32,000	36,388	76,894	85,498
Net income	20,799	23,652	53,680	59,273

Net income per common share:
Basic	0.18	0.21	0.47	0.52
Diluted	0.18	0.20	0.47	0.51

For the six months ended June 30, 2005:

Net cash provided by operating activities			82,919	87,919
Net cash provided by financing activities			18,865	13,865

	Restated	As previously reported
At December 31, 2005:

Long-term deferred tax assets	$20,080	$11,628
Total assets	1,159,600	1,151,148
Paid-in capital	395,452	340,451
Retained earnings	346,417	396,068
Deferred compensation	—	(3,102)
Total shareholders’ equity	750,676	742,224

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

9. STOCK PLANS (continued)

Equity Compensation Plan

The Company has an equity compensation plan (the “Plan”) under which the Company may grant stock options, restricted stock and other types of stock-based awards to its employees and directors. Total shares authorized for grant under this plan are 21.3 million. The exercise price of each option granted is equal to the market price of the Company’s common stock on the date of grant and the maximum exercise term of each option granted does not exceed 10 years. Options are granted upon approval of the Compensation Committee of the Board of Directors and vest over various periods, as determined by the Compensation Committee at the date of the grant. The majority of the Company’s options vest ratably over a period of three or four years. The options expire on the earlier of ten years from the date of grant or within specified time limits following termination of employment, retirement or death. Shares are issued from the Company’s pool of authorized but unissued stock. The Company does not pay dividends on unexercised options. As of June 30, 2006, there were 6.2 million shares of common stock available for grant under the Plan.

For the three-month periods ended June 30, 2005 and 2006, stock-based compensation cost totaled $4.0 million and $4.6 million, respectively. The associated future income tax benefit recognized was $1.4 million and $1.8 million for the three-month periods ended June 30, 2005 and 2006, respectively. For the six-month periods ended June 30, 2005 and 2006, stock-based compensation cost totaled $7.6 million and $8.2 million, respectively. The associated future income tax benefit recognized was $2.7 million and $3.1 million for the six-month periods ended June 30, 2005 and 2006, respectively.

For the six-month periods ended June 30, 2005 and 2006, the amount of cash received from the exercise of stock options was $12.1 million and $9.9 million, respectively. In connection with these exercises, the actual excess tax benefit realized for the tax deductions by the Company for the six-month periods ended June 30, 2005 and 2006 were $4.9 million and $3.1 million, respectively.

A summary of the option activity under the Plan as of June 30, 2006, and changes during the six months ended June 30, 2006, is presented below:

(shares and aggregate intrinsic value in thousands)	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2006	6,487	$18.05
Granted	1,434	34.63
Exercised	(662)	14.89
Forfeited	(134)	22.68
Expired	(7)	15.83

Outstanding at June 30, 2006	7,118	21.60	7.97	$96,278

Exercisable at June 30, 2006	2,506	$15.24	6.53	$49,843

Vested or expected to vest at June 30, 2006	6,305	$21.13	7.89	$88,196

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

9. STOCK PLANS (continued)

All options granted during the six months ended June 30, 2005 and 2006 were granted with an exercise price equal to the fair value of the Company’s common stock on the grant date. The fair value of the Company’s common stock on the grant date is equal to the Nasdaq closing price of the Company’s stock on the date of grant, except for shares granted under the U.K. Subplan where the fair value of the Company’s common stock on the grant date is equal to the average of the high and low price of the Company’s common stock on the date of grant as reported by Nasdaq. The weighted-average grant date fair value of options granted during the six-month periods ended June 30, 2005 and 2006 was $10.94 and $15.97, respectively. The fair value of options granted during the six-month periods ended June 30, 2005 and 2006 was $2.4 million and $22.9 million, respectively. The total intrinsic value of options (which is the amount by which the stock price exceeded the exercise price of the options on the date of exercise) exercised during the six-month periods ended June 30, 2005 and 2006 was $19.2 million and $13.3 million, respectively.

A summary of the status of non-vested options as of June 30, 2006, and changes during the six months then ended, is presented below:

(shares in thousands)	Shares	Weighted- Average Grant Date Fair Value
Non-vested options
Non-vested at January 1, 2006	3,744	$10.09
Granted	1,434	15.97
Vested	(432)	8.04
Forfeited	(134)	11.17

Non-vested at June 30, 2006	4,612	$12.08

As of June 30, 2006, the total unrecognized compensation cost related to non-vested stock options was approximately $36.5 million. This cost is expected to be recognized over a weighted-average period of 2.4 years in accordance with the vesting periods of the options. The total fair value of shares vested during the six months ended June 30, 2005 and 2006 was $4.6 million and $3.5 million, respectively.

The fair value of each option award is estimated on the grant date using the Black-Scholes option-pricing model. The following table indicates the assumptions used in estimating fair value for the three months and six months ended June 30, 2005 and 2006.

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2006	2005	2006
Expected term (years)	5.00	4.50	5.00	4.50
Dividend yield (%)	0.00	0.29	0.00	0.29-0.32
Risk-free interest rate (%)	3.72	4.82	3.72-4.18	4.36-4.82
Expected volatility (%)	51.33	50.51	51.33-52.55	50.51-51.39

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

During the three months ended June 30, 2006, two members of the senior management team had shares of restricted stock vest. These employees elected to surrender to the Company a portion of their vested shares to pay the income taxes due on the vested shares. During the three months ended June 30, 2006, 10,855 shares were forfeited to satisfy tax obligations.

During the six months ended June 30, 2005 and 2006, the Company awarded 117,280 and 16,512 shares of restricted stock, respectively, with a fair value of $2.7 million and $0.5 million, respectively. The weighted average fair value of each share was $23.09 and $31.47 for the six months ended June 30, 2005 and 2006, respectively. Total compensation expense recorded during the three months ended June 30, 2005 and 2006 for restricted stock shares granted was $0.2 million and $0.4 million, respectively. The associated future income tax benefit recognized was $0.1 million and $0.2 million for the three months ended June 30, 2005 and 2006, respectively. Total compensation expense recorded during the six months ended June 30, 2005 and 2006 for restricted stock shares granted was $0.3 million and $0.8 million, respectively. The associated future income tax benefit recognized was $0.1 million and $0.3 million for the six months ended June 30, 2005 and 2006, respectively. As of June 30, 2006, the total unrecognized compensation cost related to 125,374 shares of non-vested restricted stock was approximately $2.8 million. This cost is expected to be recognized over a weighted-average period of 2.15 years in accordance with the vesting periods of the restricted stock.

Employee Stock Purchase Plan

The Board of Directors had reserved 2.5 million shares of the Company’s common stock for issuance under the Employee Stock Purchase Plan (the “ESPP”). In May 2006, the Company’s shareholders approved the reservation of an additional 2.0 million shares of common stock for issuance under the ESPP, bringing the total shares reserved for the ESPP to 4.5 million shares. The ESPP has two six-month offering periods (each an “Offering Period”) each year, beginning January 1 and July 1, respectively. Eligible employees can elect to make payroll deductions from 1% to 15% of their base pay during each payroll period of an Offering Period. Special limitations apply to eligible employees who own 5% or more of the outstanding common stock of the Company. In addition, in accordance with the ESPP and beginning with the first six-month Offering Period in 2006, the Board of Directors set a limit on the total payroll deductions for each year of $8.0 million. None of the contributions made by eligible employees to purchase the Company’s common stock under the ESPP are tax-deductible to the employees. During 2005, the purchase price was 85%, and beginning January 1, 2006 it is 90%, of the lesser of (a) the reported closing price of the Company’s common stock for the first day of the Offering Period or (b) the reported closing price of the common stock for the last day of the Offering Period. As of July 25, 2006, there were 2.4 million shares of common stock available for purchase by ESPP participants, after giving effect to shares purchased for the first Offering Period of 2006 that were issued July 2006.

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

9. STOCK PLANS (continued)

The fair value of each ESPP share is estimated using the Black-Scholes option-pricing model. The following table indicates the assumptions used in estimating fair value for the three months and six months ended June 30, 2005 and 2006.

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2006	2005	2006
Expected term (years)	0.50	0.50	0.50	0.50
Dividend yield (%)	0.00	0.32	0.00	0.32
Risk-free interest rate (%)	3.72	4.37	3.72	4.37
Expected volatility (%)	51.33	40.38	51.33	40.38

The compensation costs for the ESPP as determined based on the fair value of the discount and option feature of the underlying ESPP grant, consistent with the method of SFAS No. 123, were $0.4 million for each of the three-month periods ended June 30, 2005 and 2006. The income tax benefit recognized was $0.1 million for each of the three-month periods ended June 30, 2005 and 2006. The compensation costs for the ESPP were $1.0 million and $0.8 million for the six months ended June 30, 2005 and 2006, respectively. The income tax benefit recognized was $0.4 million and $0.1 million for the six-month periods ended June 30, 2005 and 2006, respectively. As of June 30, 2006, the total unrecognized compensation cost related to ESPP shares was $0.

For the six-month periods ended June 30, 2005 and 2006, the value of stock issued for ESPP purchases was $2.8 million and $3.6 million, respectively. In connection with disqualifying dispositions, the tax benefits realized by the Company for the six-month periods ended June 30, 2005 and 2006 were $0.1 million for both periods.

During the six months ended June 30, 2005 and 2006, employees contributed $3.7 million and $3.6 million, respectively, to the ESPP for the purchase of shares under that plan.

10. INCOME TAXES

The effective tax rate for the second quarter of 2006 and the first six months of 2006 was 32.0% and 33.4%, respectively. The effective tax rate for the second quarter of 2005 and the first six months of 2005 was 35.0% and 30.2%, respectively. The effective tax rate for the second quarter of 2006 and the first six months of 2006 was positively impacted by the recognition of benefit for state economic development tax credits as well as reduction of tax contingency reserves and release of valuation allowance due to the closing of certain state statutes and audits. These reductions decreased the effective tax rate for the second quarter of 2006 and the first six months of 2006 by 5.3% and 2.4%, respectively. The effective tax rate for the first six months of 2005 was positively impacted by a $4.7 million reduction in the valuation allowance provided for the deferred tax asset relating to capital loss carryforwards. This reduction was a result of the utilization of capital loss carryforwards that previously had a valuation allowance recorded against them as well as the recognition of capital gains for both the SurroMed transaction and the dapoxetine new drug application milestone payment from ALZA Corporation received in March 2005. This reduction in the valuation allowance decreased the effective tax rate by 5.6%.

The Company records current and deferred income tax expense related to its foreign operations to the extent those earnings are taxable in a foreign jurisdiction. The American Jobs Creation Act of 2004 introduced a special one-time dividends received deduction on the repatriation of foreign earnings to a U.S. taxpayer. The Company had not previously recorded a U.S. tax liability on these revenues because it intended to permanently reinvest them in its foreign operations. During the second quarter of 2005, the Company began evaluating the impact of this law on its permanent reinvestment position and recorded $0.8 million of tax expense in the second quarter of 2005 related to the then projected repatriation of foreign earnings of $22.2 million.

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

Pension costs for the U.K. Plan included the following components:

(in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2006	2005	2006
Service cost	$299	$442	$603	$866
Interest cost	516	552	1,041	1,081
Expected return on plan assets	(431)	(506)	(869)	(991)
Amortization of transition asset amount	(1)	—	(3)	—
Amortization of net loss	152	181	307	355

Net periodic pension cost	$535	$669	$1,079	$1,311

For the six months ended June 30, 2006, the Company made contributions of $2.2 million and anticipates contributing an additional $0.6 million to fund this plan during the remainder of 2006.

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

The Company is self-insured for health insurance for employees located within the United States, but maintains stop-loss insurance on a “claims made” basis for expenses in excess of $0.25 million per member per year. As of December 31, 2005 and June 30, 2006, the Company maintained a reserve of approximately $5.0 million and $6.8 million, respectively, included in other accrued expenses on the consolidated condensed balance sheets, to cover open claims and estimated claims incurred but not reported.

In September 2005, the Company became a limited partner in Bay City Capital Fund IV, L.P., a venture capital fund. The Company has committed to invest up to a maximum of $10.0 million in the Bay City Fund IV. Capital calls through June 30, 2006 totaled $2.7 million. Because no capital call can exceed 20% of the Company’s aggregate capital commitment, the Company anticipates its remaining capital commitment of $7.3 million will be made through a series of future capital calls over the next several years. The Company’s capital commitment will expire in June 2009. For further details, see Note 6.

In November 2003, the Company became a limited partner in A. M. Pappas Life Science Ventures III, L.P., a venture capital fund. The Company has committed to invest up to a maximum of $4.75 million. Capital calls through June 30, 2006 totaled $0.9 million. Because no capital call can exceed 10% of the Company’s aggregate capital commitment, the Company anticipates its remaining capital commitment of $3.85 million will be made through a series of future capital calls over the next several years. The Company’s capital commitment will expire in May 2009. For further details, see Note 6.

In March 2005, the Company entered into a lease for additional space in Austin, Texas for its Phase II through IV operations. The additional space is adjacent to the Company’s new Phase I clinic. To induce the Company to enter into the lease for additional space, the landlord agreed to deposit $5.5 million into an escrow account to be used to reimburse the Company for the rent and other expenses paid by the Company under the lease for the existing facilities after July 1, 2005 and the costs and expenses to sublease those facilities. The Company accounted for the amount to be received from the escrow account as a lease incentive that would be recognized in income over the life of the ten-year term of the lease. In April 2006, the Company and the landlord agreed to settle a dispute relating to this escrow account. Under the terms of the settlement, the Company received $4.3 million in full and final settlement of all claims.

In February 2005, the Company acquired substantially all of SurroMed’s assets related to its biomarker business. As part of this acquisition, the Company agreed to guarantee repayment of up to $1.5 million under a SurroMed bank loan with a maturity date of December 31, 2006. In February 2006, this amount was reduced to $0.8 million and SurroMed pledged a $0.5 million certificate of deposit to secure payment of the bank loan. In accordance with the requirements of FASB Statement No. 5, “Accounting for Contingencies”, as clarified by FASB Interpretation No. 45, the Company has recorded a liability in the amount of $0.03 million as of June 30, 2006 for the estimated fair value of the net obligation it has assumed under this guarantee.

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

Company, refinanced existing liens on the property with the proceeds of an $8.0 million loan from Bank of America. This loan was secured by a lien on substantially all of Almont’s assets, including an approximately 30-acre tract of land adjacent to the tract the Company acquired. This loan was also secured by a guarantee from the Company. In March 2006, the loan matured and Almont filed a petition for relief under Chapter 11 of the United States Bankruptcy Code. In early April 2006, Bank of America demanded payment of the loan under the Company’s guarantee. The Company subsequently purchased the secured note and all related loan documents for approximately $7.5 million. This amount is included in prepaid expenses and other current assets on the June 30, 2006 consolidated condensed balance sheet. The note bears interest at a fluctuating rate equal to the one-month London Interbank Offered Rate, or LIBOR, plus a margin of 1.50% and is secured by a first lien deed of trust on the 30-acre tract of land. The land is currently under a contract for sale that has been approved by the Bankruptcy Court for a purchase price in excess of the loan amount.

As of June 30, 2006, the Company had liabilities of $7.9 million for certain unsettled matters in connection with tax positions taken on the Company’s tax returns, including interpretations of applicable income tax laws and regulations. The Company establishes a reserve when, despite management’s belief that the Company’s tax returns reflect the proper treatment of all matters, the treatment of certain tax matters is likely to be challenged. Significant judgment is required to evaluate and adjust the reserves in light of changing facts and circumstances. Further, a number of years may lapse before a particular matter for which the Company has established a reserve is audited and finally resolved. While it is difficult to predict the final outcome or the timing of resolution of any particular tax matter, management believes that the reserves of $7.9 million reflect the probable outcome of known tax contingencies. The Company believes it is unlikely that the resolution of these matters will have a material adverse effect on the Company’s financial position or results of operations, as presented.

In August 2005, the Company amended its September 2004 royalty stream purchase agreement with Accentia. Under the terms of the amended agreement, the Company agreed to provide specified clinical development services to Accentia in connection with two pivotal Phase III trials for SinuNase® for the treatment of chronic sinusitis. In exchange for providing these services, Accentia agreed to pay the Company a royalty equal to 14% of the net sales of specified SinuNase products if approved for sale by the FDA. The Company’s obligation to provide Phase III clinical development services expired on December 31, 2005. In April 2006, the FDA granted SinuNase fast-track status. Accentia is planning to start the Phase III trials in 2006 and the Company is in discussions with Accentia regarding a further amendment to this agreement.

The Company has been involved in compound development and commercialization collaborations since 1997. The Company developed a risk-sharing research and development model to help pharmaceutical and biotechnology clients develop compounds. Through collaborative arrangements based on this model, the Company assists its clients by sharing the risks and potential rewards associated with the development and commercialization of drugs at various stages of development. Including the collaboration with Accentia discussed above, the Company currently has four such arrangements that involve the potential future receipt of one or more of the following: payments upon the achievement of specified development and regulatory milestones; royalty payments if the compound is approved for sale; sales-based milestone payments; and a share of net sales up to a specified dollar limit. One of these arrangements requires the Company to pay a royalty of 5% on annual net sales of the compound in excess of $800 million. The compounds that are the subject of these collaborations are still in development and have not been approved for sale in any country. Thus, the receipt of any further milestone payments, royalties or other payments is uncertain.

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

13. BUSINESS SEGMENT DATA

Revenue by principal business segment is separately stated in the consolidated condensed financial statements. Income from operations and identifiable assets by principal business segment were as follows:

(in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2006	2005	2006
Income (loss) from operations:
Development	$41,175	$49,655	$79,006	$98,253
Discovery Sciences	(12,067)	(626)	(6,184)	11,704

Total	$29,108	$49,029	$72,822	$109,957

	December 31, 2005	June 30, 2006
Identifiable assets:
Development	$1,061,038	$1,232,360
Discovery Sciences	98,562	88,314

Total	$1,159,600	$1,320,674

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

With offices in 27 countries and more than 8,800 professionals worldwide, we have provided services to 46 of the top 50 pharmaceutical companies in the world as ranked by 2004 healthcare research and development spending. We also work with leading biotechnology and medical device companies and government organizations that sponsor clinical research. We believe that we are one of the world’s largest providers of drug development services to pharmaceutical, biotechnology and medical device companies and government organizations based on 2005 annual net revenues generated from contract research organizations.

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

Executive Overview

Our revenues are dependent on a relatively small number of industries and clients. As a result, we closely monitor the market for our services. For a discussion of the trends affecting our market, see “Item 1. Business – Trends Affecting the Drug Discovery and Development Industry” in our Annual Report on Form 10-K for the year ended December 31, 2005. Although we cannot predict the demand for CRO services for the remainder of 2006, we continue to believe that the traditional market drivers for our industry are intact. In the first half of 2006, the market opportunity was robust and we experienced a new high for our global Phase II through IV business from a proposal volume standpoint. For the remainder of the year, we plan to focus our efforts on managing our recent growth, delivering timely, high quality services to our clients, and improving our business development efforts in our core markets.

We believe there are specific opportunities for continued growth in certain areas of our business. Our Latin American and European Phase II through IV units had strong operating and financial performance in the first half of 2006, and we expect to see continued revenue growth in these regions for the rest of this year. We also saw strong demand for our Phase I clinic services in Austin, Texas in the second quarter of 2006. We believe our state-of-the-art clinic and ability to service large, complex studies should allow us to continue winning business in this arena and enable us to capitalize on our expanded Phase I facilities. Similarly, in the first half of 2006, the demand for our GMP services increased and we continue to plan expansions and new services for our GMP laboratory facilities over the next two years. Our bioanalytical laboratory authorizations improved in the second quarter, which should help the financial performance of this business unit for the second half of 2006. Our global central laboratory also achieved good operating and financial performance in the second quarter of 2006 and added two important new clients. While our central laboratory has historically focused primarily on lipids and metabolic studies, we are expanding service offerings, especially in the area of infectious disease.

We review various metrics to evaluate our financial performance, including period-to-period changes in backlog, new authorizations, cancellation rates, revenue, margins and earnings. In the second quarter of 2006, we had new authorizations of $475.9 million, an increase of 28% over the second quarter of 2005. The cancellation rate for the second quarter of 2006 was 14% compared to 17% in the full year of 2005. On a net basis, authorizations were up 34% in the second quarter of 2006 compared to the same period in 2005. Backlog grew to $2.0 billion as of June 30, 2006, up 42% over June 30, 2005. The average length of our contracts increased to 37.1 months as of June 30, 2006 from 27.5 months as of June 30, 2005. Backlog by client type as of June 30, 2006 was 52% pharmaceutical, 34% biotech and 14% government/other as compared to 56% pharmaceutical, 33% biotech and 11% government/other as of June 30, 2005. Net revenue by client type for the quarter ended June 30, 2006 was 59% pharmaceutical, 29% biotech and 12% government/other compared to 61% pharmaceutical, 28% biotech and 11% government/other for the second quarter of 2005. Top therapeutic areas by net revenue for the quarter ended June 30, 2006 were anti-infective/anti-viral, oncology, endocrine/metabolic, circulatory/cardiovascular and central nervous system. For a detailed discussion of our revenue, margins, earnings and other financial results for the quarter ended June 30, 2006, see “Results of Operations – Three Months Ended June 30, 2005 versus Three Months Ended June 30, 2006” below.

Capital expenditures for the three months ended June 30, 2006 totaled approximately $37.9 million. These capital expenditures were for construction costs for our new corporate headquarters building and related parking facility in Wilmington, North Carolina, computer software and hardware, scientific equipment for our laboratory units, and various building improvements in our Phase II-IV facilities. We made these investments to support our growing businesses and to improve the efficiencies of our operations. For the remainder of 2006, we expect to spend between $100 million and $105 million for capital expenditures. We expect to spend $60 million in the remainder of 2006 for the ongoing construction of our new headquarters building. The majority of the remaining forecasted capital expenditures will be related to up-fit costs for facilities, construction costs related to our new building in Scotland, information technology related expenditures and additional lab equipment.

As of June 30, 2006, we had $380.2 million of cash, cash equivalents and short-term investments and $40.0 million of debt primarily related to amounts borrowed to finance the construction of our new headquarters building. In the second quarter of 2006, we generated $76.4 million cash from operations, including a $15.0 million payment that we received from Takeda in connection with a milestone payment that we earned in the first quarter of 2006. The number of days’ revenue outstanding in accounts receivable and unbilled services, net of unearned income, also known as DSO, was 40.4 and 33.0 days as of June 30, 2006 and 2005, respectively. Over the past three years, our year-to-date DSO has fluctuated between 32.2 days and 42.2 days. Accounts receivable and unbilled services as of June 30, 2006 increased 12.5% compared to December 31, 2005. We expect DSO and unbilled services will continue to fluctuate in the future depending on contract terms, the mix of contracts performed within a quarter, the levels of investigator advances and unearned income, and our success in collecting receivables. Because of our cash position and free cash flow, in late 2005, our Board of Directors declared a special one-time cash dividend and adopted a policy to pay annual cash dividends. The cash dividend policy and the payment of future cash dividends are not guaranteed and are subject to the discretion of and continuing determination by our Board of Directors that the policy remains in the best interests of our shareholders and in compliance with applicable laws.

With regards to our Discovery Sciences segment, our preclinical oncology facility had a solid performance in 2005 and the first two quarters of 2006, and is now offering models to support diabetes drug development. We have added business development resources in an effort to generate additional sales of our biomarker services and improve future performance. Our Discovery Sciences segment also includes our compound partnering arrangements. These collaborations allow us to leverage our resources and global drug development expertise to create new opportunities for growth and to share the risks and potential rewards of drug development with our clients. For a background discussion of our compound partnering arrangements, see “Item 1. Business – Our Services – Our Discovery Sciences Group – Compound Partnering Programs” in our Annual Report on Form 10-K for the year ended December 31, 2005.

We are committed to our compound partnering strategy and believe it is an innovative way to use our cash resources and drug development expertise to drive mid- to long-term shareholder value. For the remainder of 2006, we plan to continue advancing our existing collaborations and evaluate new potential opportunities in this area.

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

New Business Authorizations and Backlog

New business authorizations, which are sales of our services, are reflected in backlog when we enter into a contract or letter of intent or receive a verbal commitment. Authorizations can vary significantly from quarter to quarter and contracts generally have terms ranging from several months to several years. We recognize revenue on these authorizations as services are performed. Our new authorizations for the three months ended June 30, 2005 and 2006 were $372.1 million and $475.9 million, respectively.

Our backlog consists of new business authorizations for which the work has not started but is anticipated to begin in the near future and contracts in process that have not been completed. As of June 30, 2006, the remaining duration of the contracts in our backlog ranged from one month to 162 months with an average duration of 37.1 months. Amounts included in backlog represent future revenue and exclude revenue that we have previously recognized. Once work begins on a project included in backlog, we recognize net revenue over the life of the contract as services are performed. Our backlog as of June 30, 2005 and 2006 was $1.43 billion and $2.03 billion, respectively. For various reasons discussed in “Item 1. Business – Backlog” in our Annual Report on Form 10-K for the year ended December 31, 2005, our backlog might never be recognized as revenue and is not necessarily a meaningful predictor of future performance.

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

In connection with the management of multi-site clinical trials, we pay, on behalf of our customers, fees to investigators and test subjects as well as other out-of-pocket costs for items such as travel, printing, meetings and couriers. In some cases, we contract directly with these third parties and are obligated to pay these costs as the principal. In other cases, our customers contract directly with these parties and ask us to pay them on their behalf as an administrative agent. Whether we pay these as principal or agent, our clients reimburse us for these costs. As required by Emerging Issues Task Force 01-14, amounts paid by us as a principal for out-of-pocket costs are included in direct costs as reimbursable out-of-pocket expenses and the reimbursements we receive as a principal are reported as reimbursed out-of-pocket revenue. In our statements of operations, we combine amounts paid by us as an agent for out-of-pocket costs with the corresponding reimbursements, or revenue, we receive as an agent. During the three months ended June 30, 2005 and 2006, fees paid to investigators and other fees we paid as an agent and the associated reimbursements were approximately $76.5 million and $68.3 million, respectively.

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

Three Months Ended June 30, 2005 versus Three Months Ended June 30, 2006

The following table sets forth amounts from our consolidated condensed financial statements along with the dollar and percentage change for the three months ended June 30, 2005 compared to the three months ended June 30, 2006.

(in thousands, except per share data)	Three Months Ended June 30, (unaudited)
	2005	2006	$ Inc (Dec)	% Inc (Dec)
Net revenue:
Development	$224,862	$278,890	$54,028	24.0%
Discovery Sciences	3,636	4,550	914	25.1
Reimbursed out-of-pockets	16,644	25,513	8,869	53.3

Total net revenue	245,142	308,953	63,811	26.0

Direct costs:
Development	114,153	140,022	25,869	22.7
Discovery Sciences	2,107	2,069	(38)	(1.8)
Reimbursable out-of-pocket expenses	16,644	25,513	8,869	53.3

Total direct costs	132,904	167,604	34,700	26.1

Research and development expenses	11,445	1,261	(10,184)	(89.0)
Selling, general and administrative expenses	61,749	79,274	17,525	28.4
Depreciation	9,512	11,286	1,774	18.7
Amortization	279	124	(155)	(55.6)
Loss on impairment and disposal of assets	145	375	230	158.6

Income from operations	29,108	49,029	19,921	68.4

Interest and other income, net	2,892	4,521	1,629	56.3

Income before taxes	32,000	53,550	21,550	67.3
Provision for income taxes	11,201	17,136	5,935	53.0

Net income	$20,799	$36,414	$15,615	75.1%

Net income per diluted share	$0.18	$0.31	$0.13	72.2%

Total net revenue increased $63.8 million to $309.0 million in the second quarter of 2006. The increase in total net revenue resulted primarily from an increase in our Development segment revenue. The Development segment generated net revenue of $278.9 million, which accounted for 90.3% of total net revenue for the second quarter of 2006. The 24.0% increase in Development net revenue was primarily attributable to an increase in the level of global Phase II through IV services we provided in the second quarter of 2006 as compared to 2005.

Total direct costs increased $34.7 million to $167.6 million in the second quarter of 2006 primarily as the result of an increase in the Development segment direct costs. Development direct costs increased $25.9 million to $140.0 million in the second quarter of 2006. The primary reason for this was an increase in personnel costs of $22.8 million due to the hiring of additional employees in our global Phase II through IV division.

R&D expenses decreased $10.2 million to $1.3 million in the second quarter of 2006. R&D expenses decreased primarily as a result of decreased spending in connection with the DPP4 program with Takeda. Under the DPP4 agreement with Takeda that we entered into in July 2005, Takeda assumed the obligation to fund future development and commercialization costs of the DPP4 inhibitor program. Thus, we do not expect to incur additional R&D expense for the DPP4 program.

SG&A expenses increased $17.5 million to $79.3 million in the second quarter of 2006. As a percentage of total net revenue, SG&A expenses increased to 25.7% in the second quarter of 2006 compared to 25.2% in the second quarter of 2005. The increase in SG&A expenses includes additional personnel costs of $11.9 million. The increase in personnel costs related mainly to changes in utilization levels due to an increased level of new hires and higher levels of operations infrastructure to manage direct personnel. Utilization was lower as these new hires were undergoing extensive training programs and preparing for assignment to studies. The increase in SG&A costs also includes an increase of $1.3 million in travel costs due to training initiatives for new and existing operations personnel and higher administrative travel expense. In addition, SG&A costs include $0.9 million in recruiting costs to hire additional personnel and an increase of $1.0 million in accounting and legal fees.

Depreciation expense increased $1.8 million to $11.3 million in the second quarter of 2006. The increase was related to the depreciation of the property and equipment we acquired to accommodate our growth, a significant portion of which related to information technology system investments we made in 2005. Capital expenditures were $37.9 million in the second quarter of 2006. Capital expenditures included $19.6 million for our new corporate headquarters building and related parking facility in Wilmington, North Carolina, $8.9 million for computer software and hardware, $5.2 million related to leasehold improvements at various sites, with the majority of these costs related to our new facility in Austin, Texas for our Phase II-IV personnel, and $1.2 million for additional scientific equipment for our laboratory units.

Income from operations increased $19.9 million to $49.0 million in the second quarter of 2006. As a percentage of net revenue, income from operations increased to 15.9% in the second quarter of 2006 from 11.9% in the second quarter of 2005. Income from operations in the second quarter of 2006 included a significant decrease in R&D expenses as discussed above and a $0.4 million impairment related to the value of our building in Leicester, United Kingdom. This building was the site of our former U.K. Phase I operations.

Interest and other income increased $1.6 million to $4.5 million in the second quarter of 2006. This was due primarily to increased interest income from higher interest rates and a larger average cash balance.

Our provision for income taxes increased $5.9 million to $17.1 million in the second quarter of 2006. Our effective income tax rate for the second quarter of 2006 was 32.0% compared to 35.0% for the second quarter of 2005. The effective tax rate for the second quarter of 2006 was positively impacted by the recognition of benefit for state economic development tax credits as well as the reduction of tax contingency reserves and release of valuation allowance due to the closing of certain state statutes and audits. These reductions decreased the effective tax rate for the second quarter of 2006 by 5.3%. The remaining difference in our effective tax rates for the second quarter of 2006 compared to the second quarter of 2005 is due to the tax on the repatriation of foreign earnings in 2005 and the change in geographic distribution of our pretax earnings among locations with varying tax rates.

Net income of $36.4 million in the second quarter of 2006 represents an increase of 75.1% from $20.8 million in the second quarter of 2005. Net income per diluted share of $0.31 in the second quarter of 2006 represents a 72.2% increase from $0.18 net income per diluted share in the second quarter of 2005.

Six Months Ended June 30, 2005 versus Six Months Ended June 30, 2006

The following table sets forth amounts from our consolidated condensed financial statements along with the dollar and percentage change for the six months ended June 30, 2005 compared to the six months ended June 30, 2006.

(in thousands, except per share data)	Six Months Ended June 30, (unaudited)
	2005	2006	$ Inc (Dec)	% Inc (Dec)
Net revenue:
Development	$437,783	$536,639	$98,856	22.6%
Discovery Sciences	16,496	23,499	7,003	42.5
Reimbursed out-of-pockets	34,917	48,184	13,267	38.0

Total net revenue	489,196	608,322	119,126	24.4

Direct costs:
Development	223,981	268,439	44,458	19.8
Discovery Sciences	4,034	4,477	443	11.0
Reimbursable out-of-pocket expenses	34,917	48,184	13,267	38.0

Total direct costs	262,932	321,100	58,168	22.1

Research and development expenses	20,266	1,942	(18,324)	(90.4)
Selling, general and administrative expenses	119,632	151,231	31,599	26.4
Depreciation	17,871	22,309	4,438	24.8
Amortization	567	397	(170)	(30.0)
Loss on impairment and disposal of assets	250	1,386	1,136	454.4
Gain on exchange of assets	(5,144)	—	5,144	(100.0)

Income from operations	72,822	109,957	37,135	51.0

Interest and other income, net	4,072	7,480	3,408	83.7

Income before taxes	76,894	117,437	40,543	52.7
Provision for income taxes	23,214	39,177	15,963	68.8

Net income	$53,680	$78,260	$24,580	45.8%

Net income per diluted share	$0.47	$0.66	$0.19	40.4%

Total net revenue increased $119.1 million to $608.3 million in the first six months of 2006. The increase in total net revenue resulted primarily from an increase in our Development segment revenue. The Development segment generated net revenue of $536.6 million, which accounted for 88.2% of total net revenue for the first six months of 2006. The 22.6% increase in Development net revenue was primarily attributable to an increase in the level of global CRO Phase II through IV services we provided in the first six months of 2006 as compared to the first six months of 2005.

The Discovery Sciences segment generated net revenue of $23.5 million in the first six months of 2006, an increase of $7.0 million from the first six months of 2005. The increase in the Discovery Sciences net revenue was mainly attributable to the $15.0 million milestone payment we earned from Takeda in March 2006 under the DPP4 collaboration agreement. During the first quarter of 2005, we received a $10.0 million milestone payment from ALZA Corporation for the filing of the dapoxetine NDA.

Total direct costs increased $58.2 million to $321.1 million in the first six months of 2006 primarily as the result of an increase in Development segment direct costs. Development direct costs increased $44.5 million to $268.4 million in the first six months of 2006. The primary reason for this was an increase in personnel costs of $42.1 million due to additional employees in our global Phase II through IV division.

R&D expenses decreased $18.3 million to $1.9 million in the first six months of 2006. R&D expenses decreased primarily as a result of decreased spending in connection with the DPP4 program with Takeda. Under the DPP4 agreement with Takeda that we entered into in July 2005, Takeda assumed the obligation to fund future development and commercialization costs of the DPP4 inhibitor program. Thus, we do not expect to incur additional R&D expense for the DPP4 program.

SG&A expenses increased $31.6 million to $151.2 million in the first six months of 2006. As a percentage of total net revenue, SG&A expenses increased to 24.9% in the first six months of 2006 compared to 24.5% in the first six months of 2005. The increase in SG&A expenses includes additional personnel costs of $22.6 million. The increase in personnel costs related mainly to changes in utilization levels due to an increased level of new hires and higher levels of operations infrastructure to manage direct personnel. Utilization was lower as these new hires were undergoing extensive training programs and preparing for assignment to studies. The increase in SG&A costs also includes an additional $2.1 million in recruiting costs to hire additional personnel and an increase of $1.5 million in travel costs due to training initiatives for new and existing operations personnel and increased travel related to additional personnel in administrative functions. In addition, SG&A costs include an increase of $1.8 million in accounting and legal fees.

Depreciation increased $4.4 million to $22.3 million in the first six months of 2006. The increase was related to property and equipment we acquired to accommodate our growth. Capital expenditures were $65.8 million in the first six months of 2006. Capital expenditures included $30.7 million for our new corporate headquarters building and related parking facility in Wilmington, North Carolina, $14.3 million for computer software and hardware, $7.5 million related to leasehold improvements at various sites, $4.9 million for additional scientific equipment for our Phase I and laboratory units and $3.5 million for additional construction projects, mainly related to our new building in Scotland.

Income from operations increased $37.1 million to $110.0 million in the first six months of 2006. As a percentage of net revenue, income from operations increased to 18.1% of net revenue in the first six months of 2006 from 14.9% in the first six months of 2005. Income from operations in the first six months of 2006 included a significant decrease in R&D expenses as discussed above and a $1.4 million loss on disposal of assets, composed of $0.8 million related to disposal of assets in our biomarker business, $0.2 million related to the disposal of an intangible asset and a $0.4 million impairment related to the value of our building in Leicester, United Kingdom. This building was the site of our former U.K. Phase I operations. Income from operations in the first six months of 2005 included a $5.1 million gain on exchange of assets associated with the acquisition of SurroMed’s biomarker business.

Interest and other income increased $3.4 million to $7.5 million in the first six months of 2006. This was due primarily to increased interest income from higher interest rates and a larger average cash balance.

Our provision for income taxes increased $16.0 million to $39.2 million in the first six months of 2006. Our effective income tax rate for the first six months of 2006 was 33.4% compared to 30.2% for the first six months of 2005. The effective tax rate for the first six months of 2006 was positively impacted by the recognition of benefit for state economic development tax credits as well as the reduction of tax contingency reserves and release of valuation allowance due to the closing of certain state statutes and audits. These reductions decreased the effective tax rate for the first six months of 2006 by 2.4%. The effective tax rate for the 2005 period was positively impacted by a $4.7 million reduction in our valuation allowance provided for the deferred tax asset relating to a capital loss carryforward. This reduction was a result of the utilization of capital loss carryforwards that previously had a valuation allowance recorded against them as well as the recognition of capital gains for both the SurroMed transaction and the dapoxetine NDA milestone payment. This reduction in the valuation allowance decreased the effective tax rate by 5.6%. The remaining difference in our effective tax rates for the first six months of 2006 compared to the first six months of 2005 is due to the tax on the repatriation of foreign earnings in 2005 and the change in the geographic distribution of our pretax earnings among locations with varying tax rates.

Net income of $78.3 million in the first six months of 2006 represents an increase of 45.8% from $53.7 million in the first six months of 2005. Net income per diluted share of $0.66 in the first six months of 2006 represents a 40.4% increase from net income per diluted share of $0.47 in the first six months of 2005. Net income per diluted share during the first six months of 2005 included $0.035 per share, net of tax, for the gain on exchange of assets associated with the acquisition of SurroMed’s biomarker business.

Liquidity and Capital Resources

As of June 30, 2006, we had $120.9 million of cash and cash equivalents and $259.3 million of short-term investments. Our expected primary cash needs on both a short- and long-term basis are for capital expenditures, including our new corporate headquarters facility, expansion of services, possible acquisitions, investments and compound collaborations, geographic expansion, dividends, working capital and other general corporate purposes. We have historically funded our operations and growth, including acquisitions, primarily with cash flow from operations. In the first quarter of 2006, we entered into a construction loan to finance the construction of our new corporate headquarters building and related parking facility in Wilmington, North Carolina. Our cash and cash equivalents are invested in financial instruments that are rated A or better by Standard & Poor’s or Moody’s and earn interest at market rates.

In the first six months of 2006, our operating activities provided $104.8 million in cash as compared to $82.9 million for the same period last year. The increase in cash flow from operations is primarily due to a $24.6 million increase in net income, increase in depreciation and amortization of $4.3 million and a gain on exchange of assets of $5.1 million which occurred in the first six months of 2005 and did not recur in the first six months of 2006. These items were partially offset by a decrease in cash related to changes in operating assets and liabilities of $10.6 million when comparing the 2005 period to the 2006 period. This decrease in cash related to a decrease in operating assets and liabilities, net, of $3.3 million in the first six months of 2006 compared to an increase of $7.3 million for the same period in 2005. The decrease related to changes in operating assets and liabilities in 2006 primarily consisted of an increase of $33.0 million in growth of receivables, an increase of $8.4 million in prepaids and other current assets and a decrease of $8.5 million in unearned income partially offset by an increase of $23.4 million in accrued income taxes and an increase of $19.9 million related to accounts payable and other accrued expenses. Fluctuations in receivables and unearned income occur on a regular basis as we perform services, achieve milestones or other billing criteria, send invoices to clients and collect outstanding accounts receivable. Such activity varies by individual client and contract.

In the first six months of 2006, we used $194.6 million in cash related to investing activities. We used cash to purchase available-for-sale investments of $369.1 million, to make capital expenditures of $65.8 million, purchase a note receivable for $7.5 million and to purchase investments of $0.5 million. These amounts were partially offset by maturities and sales of available-for-sale investments of $246.9 million and proceeds from the sale of an investment of $1.5 million. We expect our capital expenditures for the remainder of 2006 to be approximately $100 million to $105 million. This projection includes updated construction cost estimates for the remainder of this year of approximately $60 million for the new corporate headquarters building and the related parking facility. The majority of the remaining forecasted capital expenditures are related to up-fit costs for facilities, information technology related expenditures and additional laboratory equipment.

In the first six months of 2006, our financing activities provided $26.1 million in cash. We received $22.1 million in borrowings under our new construction loan, $13.5 million in proceeds from stock option exercises and purchases under our employee stock purchase plan and $3.2 million in income tax benefits from the exercise of stock options and disqualifying dispositions of stock. These amounts were partially offset by repayments of $6.0 million on long-term debt, dividend payments of $5.8 million and repayments of capital lease obligations of $0.8 million.

The following table sets forth amounts from our consolidated balance sheet affecting our working capital, along with the dollar amount of the change from December 31, 2005 to June 30, 2006.

(in thousands)	December 31, 2005	June 30, 2006	$ Inc (Dec)
Current assets:
Cash and cash equivalents	$182,000	$120,886	$(61,114)
Short-term investments	137,820	259,339	121,519
Accounts receivable and unbilled services, net	303,386	341,223	37,837
Income tax receivable	14	31	17
Investigator advances	13,578	9,871	(3,707)
Prepaid expenses and other current assets	34,651	51,361	16,710
Deferred tax assets	11,435	12,133	698

Total current assets	$682,884	$794,844	$111,960

Current liabilities:
Accounts payable	$10,363	$16,909	$6,546
Payables to investigators	43,126	38,814	(4,312)
Accrued income taxes	18,099	40,060	21,961
Other accrued expenses	119,304	143,658	24,354
Deferred tax liabilities	85	89	4
Unearned income	162,662	157,114	(5,548)
Current maturities of long-term debt and capital lease obligations	1,607	725	(882)

Total current liabilities	$355,246	$397,369	$42,123

Working capital	$327,638	$397,475	$69,837

Working capital as of June 30, 2006 was $397.5 million, compared to $327.6 million at December 31, 2005. The increase in working capital was due primarily to the increases in short-term investments, accounts receivable and unbilled services, and prepaid expenses and other current assets. These increases were partially offset by a decrease in cash and cash equivalents, an increase in accrued income taxes due to higher pretax income and an increase in other accrued expenses. The number of days’ revenue outstanding in accounts receivable and unbilled services, net of unearned income, also known as DSO, was 33.0 and 40.4 days as of June 30, 2005 and 2006, respectively. We calculate DSO by dividing accounts receivable and unbilled services less unearned income by average daily gross revenue for the applicable period. Over the past three years, our year-to-date DSO has fluctuated between 32.2 days and 42.2 days. We expect DSO will continue to fluctuate in the future depending on contract terms, the mix of contracts performed within a quarter, the levels of investigator advances and unearned income, and our success in collecting receivables.

In July 2006, we renewed our $50.0 million revolving credit facility with Bank of America, N. A. Indebtedness under the facility is unsecured and subject to traditional covenants relating to financial ratios and restrictions on certain types of transactions. This revolving credit facility does not expressly restrict or limit the payment of dividends, and we do not expect any of the covenants to affect our ability to pay dividends under our cash dividend policy for the foreseeable future. Outstanding borrowings under the facility bear interest at an annual fluctuating rate equal to the one-month London Interbank Offered Rate, or LIBOR, plus a margin of 0.60%. Borrowings under this credit facility are available to provide working capital and for general corporate purposes. As of June 30, 2006, no amounts were outstanding under this credit facility and we were in compliance with the covenants in the loan agreement. The aggregate amount we are able to borrow has been reduced by $1.25 million due to outstanding letters of credit issued under this facility. This credit facility is currently scheduled to expire in June 2007, at which time any outstanding balance will be due.

In February 2006, we entered into an $80.0 million construction loan facility with Bank of America, N.A. This new construction loan facility is in addition to the $50.0 million revolving credit facility discussed above. Indebtedness under the construction loan facility is unsecured and is subject to the same covenants as the revolving credit facility and additional covenants commonly used in construction loan agreements. In addition, we must maintain at least $50.0 million in cash, cash equivalents and short-term investments while the loan is outstanding. Borrowings under this credit facility are available to finance the construction of our new corporate headquarters building and related parking facility in Wilmington, North Carolina and will bear interest at an annual fluctuating rate equal to the one-month LIBOR plus a margin of 0.60%. Interest on amounts borrowed under this construction loan facility is payable quarterly. This credit facility has a term of two years and will mature in February 2008, at which time the entire principal balance and all accrued and unpaid interest will be due. As of June 30, 2006, we had borrowed approximately $39.2 million under this facility.

On October 3, 2005, our Board of Directors adopted a cash dividend policy under which we intend to pay an aggregate annual cash dividend of $0.10 on each outstanding share of common stock, payable quarterly at the rate of $0.025 per share, as adjusted to give effect to our February 2006 two-for-one stock split. We paid the first quarterly cash dividend under our dividend policy in the fourth quarter of 2005. In each of the first and second quarters of 2006, we paid a dividend of $0.025 per share. The cash dividend policy and the payment of future quarterly cash dividends under that policy are not guaranteed and are subject to the discretion of and continuing determination by our Board of Directors that the policy remains in the best interests of our shareholders and in compliance with applicable laws.

In April 2006, we entered into an agreement with Chemokine Therapeutics Corp. under which we agreed to sell our 2.0 million shares of Chemokine preferred stock either to Chemokine or to a third-party buyer prior to May 27, 2006. In addition, we agreed to surrender our license rights to Chemokine’s compound CTCE-0214 in exchange for $0.1 million and potential milestone payments up to $2.5 million. As contemplated by the agreement, in May 2006, we sold our 2.0 million shares in Chemokine stock for total consideration of $1.5 million and recorded a gain on sale of our investment of $0.8 million.

In September 2005, we became a limited partner in Bay City Capital Fund IV, L.P., a venture capital fund formed to invest in life sciences companies. We have committed to invest up to a maximum of $10.0 million in the Bay City Fund IV. Capital calls during the first six months of 2006 totaled $0.8 million, of which we accrued $0.5 million, which was subsequently paid in July 2006. Capital calls through June 30, 2006 totaled $2.7 million. Because no capital call can exceed 20% of our aggregate capital commitment, we anticipate that our remaining capital commitment of $7.3 million will be invested through a series of capital calls over the next several years. Our capital commitment will expire in June 2009.

In November 2003, we became a limited partner in A. M. Pappas Life Science Ventures III, L.P., a venture capital fund formed to invest in life sciences, healthcare and technology industries. We have committed to invest up to a maximum of $4.75 million in this fund. The first capital call was made in January 2005. Capital calls through June 30, 2006 totaled $0.9 million. Because no capital call can exceed 10% of our aggregate capital commitment, we anticipate that our remaining capital commitment of $3.85 million will be invested through a series of capital calls over the next several years. Our capital commitment will expire in May 2009.

In March 2005, we entered into a lease for additional space in Austin, Texas for our Phase II through IV operations. The additional space is adjacent to our new Phase I clinic. To induce us to enter into the lease for additional space, the landlord agreed to deposit $5.5 million in an escrow account to be used to reimburse us for the rent and other expenses paid by us under the lease for our existing facilities after July 1, 2005 and the costs and expense to sublease those facilities. We accounted for the amount to be received from the escrow account as a lease incentive that would be recognized in income over the life of the ten-year term of the lease. In April 2006, we agreed to settle a dispute with the landlord relating to this escrow account. Under the terms of the settlement, we received $4.3 million in full and final settlement of all claims.

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

In January 2005, we acquired approximately 7.5 acres of property located in downtown Wilmington, North Carolina, on which we are constructing a new headquarters building. The new facility will be approximately 400,000 square feet and is expected to be completed in late 2006 or early 2007. At that time, we will begin consolidating our Wilmington operations into the new building. The total cost for the construction and up-fit of the new building is expected to be approximately $100.0 million. In addition, we are constructing a parking facility on an adjacent tract of land that will serve this new building and will cost approximately $18.0 million. The purchase price of the land for the new building was approximately $2.8 million. In connection with the sale of the 7.5-acre tract, the seller, Almont Shipping Company, refinanced existing liens on the property with the proceeds of an $8.0 million loan from Bank of America, N.A. This loan was secured by a lien on substantially all of Almont’s assets, including an approximately 30-acre tract of land adjacent to our tract. This loan was also secured by a guarantee from us. In March 2006, the loan matured and Almont filed a petition for relief under Chapter 11 of the United States Bankruptcy Code. In early April 2006, Bank of America demanded payment of the loan under our guarantee. We subsequently purchased the secured note and all related loan documents for approximately $7.5 million. The note bears interest at a fluctuating rate equal to the one-month LIBOR plus a margin of 1.50% and is secured by a first lien deed of trust on the 30-acre tract of land. The land is currently under a contract for sale that has been approved by the Bankruptcy Court for a purchase price in excess of the loan amount.

As of June 30, 2006, we had liabilities of $7.9 million for certain unsettled matters in connection with tax positions taken on our tax returns, including interpretations of applicable income tax laws and regulations. We establish a reserve when, despite management’s belief that our tax returns reflect the proper treatment of all matters, the treatment of certain tax matters is likely to be challenged. Significant judgment is required to evaluate and adjust the reserves in light of changing facts and circumstances. Further, a number of years may lapse before a particular matter for which we have established a reserve is audited and finally resolved. While it is difficult to predict the final outcome or the timing of resolution of any particular tax matter, management believes that the reserves of $7.9 million reflect the probable outcome of known tax contingencies. We believe it is unlikely that the resolution of these matters will have a material adverse effect on our financial position or results of operations, as presented.

In August 2005, we amended our September 2004 royalty stream purchase agreement with Accentia. Under the terms of the amended agreement, we agreed to provide specified clinical development services to Accentia in connection with two pivotal Phase III trials for SinuNase® for the treatment of chronic sinusitis. In exchange for providing these services, Accentia agreed to pay us a royalty equal to 14% of the net sales of specified SinuNase products if approved for sale by the FDA. Our obligation to provide clinical development services expired on December 31, 2005. In April 2006, the FDA granted SinuNase fast-track status. Accentia is planning to start the Phase III trials for SinuNase in 2006 and we are in discussions with Accentia regarding a further amendment to this agreement.

We have been involved in compound development and commercialization collaborations since 1997. We developed a risk-sharing research and development model to help pharmaceutical and biotechnology clients develop compounds. Through collaborative arrangements based on this model, we assist our clients by sharing the risks and potential rewards associated with the development and commercialization of drugs at various stages of development. Including the collaboration with Accentia discussed above, we currently have four such arrangements that involve the potential future receipt of one or more of the following: payments upon the achievement of specified development and regulatory milestones; royalty payments if the compound is approved for sale; sales-based milestone payments; and a share of net sales up to a specified dollar limit. One of these arrangements requires us to pay a royalty of 5% on annual net sales of the compound in excess of $800 million. The compounds that are the subject of these collaborations are still in development and have not been approved for sale in any country. Thus, the receipt of any further milestone payments, royalties or other payments is uncertain. During the first quarter of 2006, we earned a $15.0 million milestone payment under our DPP4 collaboration with Takeda.

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

Effective January 1, 2006, we adopted SFAS No. 123 (revised) using the modified retrospective application method. Accordingly, stock-based compensation cost is measured at grant date, based on the fair value of the award, and is recognized as expense over the employee’s requisite service period. In accordance with the modified retrospective application method, financial statements for all periods prior to January 1, 2006 have been adjusted to give effect to the fair-value based method of accounting for all awards granted in fiscal years beginning after December 15, 1994. Amounts previously disclosed as proforma adjustments have been reflected in earnings for all prior periods. The details of the impact of the retrospective application of SFAS No. 123 (revised) on previously reported amounts in our Consolidated Condensed Statement of Operations as of June 30, 2005 and our Consolidated Balance Sheet as of December 31, 2005 are shown in Note 9 to the Notes to Consolidated Condensed Financial Statements.

As of June 30, 2006, the total unrecognized compensation costs related to non-vested stock options was approximately $36.5 million. This cost is expected to be recognized over a weighted-average period of 2.4 years in accordance with the vesting periods of the options. As of June 30, 2006, the total unrecognized compensation cost related to non-vested restricted stock was approximately $2.8 million. This cost is expected to be recognized over a weighted-average period of 2.15 years in accordance with the vesting periods of the restricted stock. Our employee stock purchase plan has two six-month offering periods (each an “Offering Period”) each year, beginning January 1 and July 1, respectively. As of June 30, 2006, there was no unrecognized compensation cost related to employee stock purchase plan shares.

The fair value of each option award is estimated on the grant date using the Black-Scholes option-pricing model. Expected volatilities are based on historical volatility of our stock price over a period equal to the expected term of the options. Management believes this is the best estimate of the future results. See Note 9 of our Notes to Consolidated Condensed Financial Statements for details regarding the other assumptions used in estimating fair value for the quarters ended June 30, 2005 and 2006 regarding our equity compensation plan and our employee stock purchase plan.

There were no other material changes to our critical accounting policies and estimates in the first six months of 2006. For detailed information on our other critical accounting policies and estimates, see our Annual Report on Form 10-K for the year ended December 31, 2005.

Recent Accounting Pronouncements

Recently issued accounting standards relevant to our financial statements, which are described in “Recent Accounting Pronouncements” in Note 1 to the Notes to Consolidated Condensed Financial Statements are:

Date	Title	Effective Date
December 2004	SFAS No. 123 (revised 2004), “Share-Based Payment”	First fiscal year that begins after June 15, 2005

March 2005	Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligation”	End of fiscal years ending after December 15, 2005

May 2005	SFAS No. 154, “Accounting Changes and Error Corrections”	Fiscal years beginning after December 15, 2005

June 2005	EITF 05-6, “Determining the Amortization Period for Leasehold Improvements Purchased after Lease Inception or Acquired in a Business Combination”	Reporting periods beginning after June 29, 2005

October 2005	Staff Position No. 13-1, “Accounting for Rental Costs Incurred During a Construction Period”	First reporting period beginning after December 15, 2005

November 2005	Staff Position Nos. FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments”	Reporting periods beginning after December 15, 2005

June 2006	EITF 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation)”	Reporting periods beginning after December 15, 2006

June 2006	Staff Position FIN 46(R)-6, “Determining the Variability to Be Considered in Applying FASB Interpretation No. 46(R)”	First day of the reporting period beginning after June 15, 2006

July 2006	Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109”	Fiscal years beginning after December 15, 2006

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

Inflation

Our long-term contracts, those in excess of one year, generally include an inflation or cost of living adjustment for the portion of the services to be performed beyond one year from the contract date. In the event that actual inflation rates are greater than our contractual inflation rates or cost of living adjustments, inflation could have a material adverse effect on our operations or financial condition.

Potential Liability and Insurance

Drug development services involve the testing of new drugs on human volunteers pursuant to a study protocol. This testing exposes us to the risk of liability for personal injury or death to patients resulting from, among other things, possible unforeseen adverse side effects or improper administration of the new drug. Many of these patients are already seriously ill and are at risk of further illness or death. We attempt to manage our risk of liability for personal injury or death to patients from administration of products under study through measures such as standard operating procedures, patient informed consent, contractual indemnification provisions with clients and insurance. We monitor clinical trials in compliance with government regulations and guidelines. We have adopted global standard operating procedures intended to satisfy regulatory requirements in the United States and in many foreign countries and to serve as a tool for controlling and enhancing the quality of drug development services. The contractual indemnifications generally do not protect us against our own actions, such as gross negligence. We currently maintain professional liability insurance coverage with limits we believe are adequate and appropriate.

Potential Volatility of Quarterly Operating Results and Stock Price

Our quarterly and annual operating results have fluctuated in the past, and we expect that they will continue to fluctuate in the future. Factors that could cause these fluctuations to occur include:

•	management of growth;

•	the timing and level of new business authorizations;

•	the timing of the initiation, progress or cancellation of significant projects;

•	the timing and amount of costs associated with R&D and compound partnering collaborations;

•	the timing of our Discovery Sciences segment milestone payments or other revenue;

•	the timing of the opening of new offices;

•	the timing of other internal expansion costs;

•	exchange rate fluctuations between periods;

•	our dependence on a small number of industries and clients;

•	the mix of products and services sold in a particular period;

•	pricing pressure in the market for our services;

•	our ability to recruit and retain experienced personnel;

•	rapid technological change;

•	the timing and amount of start-up costs incurred in connection with the introduction of new products and services;

•	the timing and extent of new government regulations;

•	intellectual property risks;

•	impairment of investments or intangible assets; and

•	the timing and amount of costs associated with integrating acquisitions.

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

Fluctuations in quarterly results, actual or anticipated changes in our dividend policy or other factors could affect the market price of our common stock. These factors include ones beyond our control, such as changes in earnings estimates by analysts, market conditions in our industry, disclosures by product development partners and actions by regulatory authorities with respect to potential drug candidates, changes in pharmaceutical, biotechnology and medical device industries and the government sponsored clinical research sector and general economic conditions. Any effect on our common stock could be unrelated to our longer-term operating performance. For further details, see “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2005.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to foreign currency risk by virtue of our international operations. We derived approximately 30.3% and 32.1% of our net revenues for the three months ended June 30, 2005 and 2006, respectively, from operations outside the United States. We generally reinvest funds generated by each subsidiary in the country where they are earned, although in 2005, we repatriated $48.0 million of undistributed earnings in the form of dividends from our foreign affiliates under the American Jobs Creation Act of 2004. Our operations in the United Kingdom generated more than 39.3% of our net revenue from international operations during the three months ended June 30, 2006. Accordingly, we are exposed to adverse movements in foreign currencies, predominately in the pound sterling.

The vast majority of our contracts are entered into by our U.S. or U.K. subsidiaries. The contracts entered into by the U.S. subsidiaries are almost always denominated in U.S. dollars. Contracts entered into by our U.K. subsidiaries are generally denominated in pounds sterling, U.S. dollars or euros, with the majority in U.S. dollars. Although an increase in exchange rates for the pound sterling or euro relative to the U.S. dollar would increase net revenue from contracts denominated in these currencies, a negative impact on income from operations results from dollar-denominated contracts for services rendered in countries other than the United States. In these cases, revenue is not impacted by the weakening of the U.S. dollar, but the costs associated with performing these contracts, which are paid in local currency, are negatively impacted when translated into U.S. dollars. In January 2004, we began engaging in hedging activities in an effort to manage our potential foreign exchange exposure. Our last economic hedge deal expired June 30, 2006.

We also have currency risk resulting from the passage of time between the invoicing of customers under contracts and the collection of customer payments against those invoices. If a contract is denominated in a currency other than the subsidiary’s local currency, we recognize a receivable at the time of invoicing for the local currency equivalent of the foreign currency invoice amount. Changes in exchange rates from the time the invoice is prepared until payment from the customer will result in our receiving either more or less in local currency than the local currency equivalent of the receivable. We recognize this difference as a foreign currency transaction gain or loss, as applicable, and report it in other income, net. If the exchange rate on accounts receivable balances denominated in pounds sterling were to change by 10%, the result to foreign currency transaction gain or loss would have been $3.0 million as of June 30, 2006.

Our strategy for managing foreign currency risk relies primarily on receiving payment in the same currency used to pay expenses and from time to time using foreign currency derivatives, such as forward exchange contracts. As of June 30, 2006, we had open foreign exchange derivative contracts with a face amount totaling $15.5 million to buy the local currencies of our foreign subsidiaries. The estimated fair value of our foreign currency derivative portfolio resulted in us recording an $11,000 gain as a component of prepaid expenses and other current assets and a $25,000 loss as a component of other accrued expenses. If the U.S. dollar had weakened an additional 10% relative to the pound sterling, euro and Brazilian real in the second quarter of 2006, net income would have been reduced by $2.2 million for the quarter. Our foreign currency hedging activities could have partially offset these potential losses.

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

We are exposed to changes in interest rates on our cash equivalents and amounts outstanding under notes payable and lines of credit. We invest our cash and cash equivalents in financial instruments with interest rates based on financial market conditions. We do not expect that a 10% change in interest rates in the future would have a material effect on our financial statements since we currently have minimal debt and a large outstanding cash balance.

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

Internal Control Over Financial Reporting

There were no changes in internal control over financial reporting during the second quarter of 2006 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

The 2006 Annual Meeting of Shareholders of the Company was held on May 17, 2006. At the Annual Meeting, the following two proposals were voted upon:

1) The following directors were elected to office for the ensuing year and were approved by the following votes:

	For	Against*
Stuart Bondurant	101,723,094	8,915,965

Fredric N. Eshelman	110,198,634	440,425

Marye Anne Fox	110,044,447	594,612

Frederick Frank	82,324,476	28,314,583

David L. Grange	110,171,339	467,720

Catherine M. Klema	110,183,992	455,067

Terry Magnuson	110,191,107	447,952

Ernest Mario	102,032,787	8,606,272

John A. McNeill, Jr.	98,055,088	12,583,971

2) An amendment to the Employee Stock Purchase Plan increasing the number of shares of the common stock reserved for issuance under the plan from 2,500,000 to 4,500,000.

For	Against*
99,940,995	625,534

*	Includes abstentions.

Item 6. Exhibits

(a)	Exhibits

10.241	Fourth Amendment dated July 1, 2006 to Loan Agreement, between Pharmaceutical Product Development, Inc. and Bank of America, N.A

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 – Chief Executive Officer

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 – Chief Financial Officer

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

Date: August 3, 2006