Form 10-Q
period 2006-09-30
PHARMACEUTICAL PRODUCT DEVELOPMENT INC
filed 2006-11-07
CIK 1003124

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2006.

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 117,221,219 shares of common stock, par value $0.05 per share, as of October 27, 2006.

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2006	2005	2006
Net Revenue:
Development	$235,148	$285,348	$672,931	$821,987
Discovery Sciences	19,458	4,456	35,954	27,955
Reimbursed out-of-pockets	18,674	23,344	53,591	71,528

Total net revenue	273,280	313,148	762,476	921,470

Direct Costs:
Development	118,910	144,121	342,891	412,560
Discovery Sciences	2,178	2,416	6,212	6,893
Reimbursable out-of-pocket expenses	18,674	23,344	53,591	71,528

Total direct costs	139,762	169,881	402,694	490,981

Research and development expenses	1,967	1,887	22,233	3,829
Selling, general and administrative expenses	64,417	77,247	184,049	228,478
Depreciation	10,135	12,008	28,006	34,317
Amortization	279	84	846	481
Loss on impairment and disposal of assets	25	42	275	1,428
Gain on exchange of assets	—	—	(5,144)	—

Total operating expenses	216,585	261,149	632,959	759,514

Income from operations	56,695	51,999	129,517	161,956
Interest income, net	2,400	3,831	5,615	10,133
Impairment of equity investment	(3,797)	—	(3,797)	—
Other income (expense), net	403	(53)	1,260	1,125

Income before provision for income taxes	55,701	55,777	132,595	173,214
Provision for income taxes	19,941	18,964	43,155	58,141

Net income	$35,760	$36,813	$89,440	$115,073

Net income per common share:
Basic	$0.31	$0.31	$0.78	$0.99

Diluted	$0.31	$0.31	$0.77	$0.97

Dividends declared per common share	$—	$0.025	$—	$0.075

Weighted average number of common shares outstanding:
Basic	115,286	116,971	114,312	116,608
Dilutive effect of stock options and restricted stock	1,854	1,820	1,754	1,791

Diluted	117,140	118,791	116,066	118,399

The accompanying notes are an integral part of these consolidated condensed financial statements.

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

(in thousands)

	December 31, 2005	September 30, 2006
		(unaudited)
Assets
Current assets:
Cash and cash equivalents	$182,000	$120,858
Short-term investments	137,820	251,351
Accounts receivable and unbilled services, net	303,386	388,112
Income tax receivable	14	107
Investigator advances	13,578	11,311
Prepaid expenses and other current assets	34,651	54,503
Deferred tax assets	11,435	12,044

Total current assets	682,884	838,286

Property and equipment, net	210,020	291,993
Goodwill	208,883	211,109
Investments	29,171	17,254
Intangible assets	2,772	2,096
Long-term deferred tax assets	20,080	15,552
Other assets	5,790	1,502

Total assets	$1,159,600	$1,377,792

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$10,363	$15,678
Payables to investigators	43,126	39,368
Accrued income taxes	18,099	28,117
Other accrued expenses	119,304	137,742
Deferred tax liabilities	85	97
Unearned income	162,662	174,035
Current maturities of long-term debt and capital lease obligations	1,607	534

Total current liabilities	355,246	395,571

Long-term debt and capital lease obligations, less current maturities	22,695	56,118
Accrued pension liability	11,151	12,242
Deferred tax liabilities	2,195	3,452
Deferred rent and other	17,637	18,166

Total liabilities	408,924	485,549

Shareholders’ equity:
Common stock	5,800	5,855
Paid-in capital	395,452	433,648
Retained earnings	346,417	452,710
Accumulated other comprehensive income	3,007	30

Total shareholders’ equity	750,676	892,243

Total liabilities and shareholders’ equity	$1,159,600	$1,377,792

The accompanying notes are an integral part of these consolidated condensed financial statements.

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Nine Months Ended September 30,
	2005	2006
Cash flows from operating activities:
Net income	$89,440	$115,073
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	28,852	34,798
Stock compensation expense	12,960	15,270
Gain on exchange of assets	(5,144)	—
Gain on sale of investment	—	(782)
Impairment of investments	3,797	—
Loss on impairment and disposal of assets	275	1,428
Gain on sale of assets	(98)	(31)
Provision for doubtful accounts	124	628
(Benefit) provision for deferred income taxes	(305)	6,287
Change in operating assets and liabilities, net of acquisitions	5,090	(56,246)

Net cash provided by operating activities	134,991	116,425

Cash flows from investing activities:
Purchases of property and equipment	(89,083)	(106,574)
Proceeds from sale of property and equipment	3,926	39
Purchases of available-for-sale investments	(24,720)	(601,693)
Maturities and sales of available-for-sale investments	129,740	488,158
Purchase of note receivable	—	(7,474)
Proceeds from sale of investments	25,000	1,482
Purchases of investments	(11,576)	(992)

Net cash provided by (used in) investing activities	33,287	(227,054)

Cash flows from financing activities:
Principal repayments of long-term debt	(275)	(6,005)
Proceeds from construction loan	—	38,993
Repayment of capital leases obligations	(1,301)	(1,083)
Proceeds from exercise of stock options and employee stock purchase plan	24,471	19,078
Income tax benefit from exercise of stock options and disqualifying dispositions of stock	7,025	4,265
Cash dividends paid	—	(8,774)

Net cash provided by financing activities	29,920	46,474

Effect of exchange rate changes on cash and cash equivalents	(6,839)	3,013

Net increase (decrease) in cash and cash equivalents	191,359	(61,142)
Cash and cash equivalents, beginning of the period	144,348	182,000

Cash and cash equivalents, end of the period	$335,707	$120,858

The accompanying notes are an integral part of these consolidated condensed financial statements.

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

1. SIGNIFICANT ACCOUNTING POLICIES

The significant accounting policies followed by Pharmaceutical Product Development, Inc. and its subsidiaries (collectively the “Company”) for interim financial reporting are consistent with the accounting policies followed for annual financial reporting. The Company prepared these unaudited consolidated condensed financial statements in accordance with Rule 10-01 of Regulation S-X and, in management’s opinion, has included all adjustments of a normal recurring nature necessary for a fair presentation. The accompanying consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. The results of operations for the three-month and nine-month periods ended September 30, 2006 are not necessarily indicative of the results to be expected for the full year or any other period. The amounts in the December 31, 2005 consolidated condensed balance sheet are derived from the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

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

Recent accounting pronouncements

In December 2004, the Financial Accounting Standards Board, or FASB, issued SFAS No. 123 (revised), “Share-Based Payment”, that requires compensation costs related to share-based payment transactions to be recognized in the financial statements. With limited exceptions, the amount of compensation cost is measured based on the fair value on the date of grant of the equity or liability instruments issued. In addition, the fair value of liability instruments is remeasured each reporting period. Compensation cost is recognized over the period that an employee provides service in exchange for the award. In March 2005, the SEC issued Staff Accounting Bulletin 107 which describes the SEC staff’s expectations in determining the assumptions that underlie the fair value estimates and discusses the interaction of SFAS No. 123 (revised) with existing SEC guidance. SFAS No. 123 (revised) became effective for fiscal years that began after June 15, 2005, so on January 1, 2006, the Company adopted the modified retrospective transition method permitted by the statement using the Black-Scholes option pricing method, previously used in footnote disclosure. In accordance with the modified retrospective application method prescribed by SFAS No. 123 (revised), the Company has adjusted its financial statements for all periods prior to January 1, 2006 to give effect to the fair-value based method of accounting for all awards granted in fiscal years beginning after December 15, 1994. Amounts previously disclosed as pro forma adjustments have been reflected in earnings for all prior periods. See Note 9 for further details.

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

In June 2005, the Emerging Issues Task Force, or EITF, reached a consensus on EITF Issue 05-6, “Determining the Amortization Period for Leasehold Improvements Purchased after Lease Inception or Acquired in a Business Combination”. EITF 05-6 requires leasehold improvements purchased after the beginning of the initial lease term or that are acquired in a business combination to be amortized over the lesser of the useful life of the assets or a term that includes the original lease term plus any renewals that are reasonably assured at the date the leasehold improvements are purchased or acquired. In September 2005, the EITF clarified that this issue does not apply to preexisting leasehold improvements. This guidance was effective for leasehold improvements purchased or acquired in reporting periods beginning after June 29, 2005. The adoption of this statement did not have a material impact on the Company’s financial condition or results of operations.

In October 2005, the FASB issued Staff Position FAS 13-1, “Accounting for Rental Costs Incurred During a Construction Period”, or FSP 13-1. FSP 13-1 states that rental costs associated with ground or building operating leases incurred during a construction period shall be recognized as rental expense and not capitalized. FSP 13-1 is effective for the first reporting period beginning after December 15, 2005. The adoption of this statement did not have a material impact on the Company’s financial condition or results of operations.

In November 2005, the FASB issued Staff Position FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments”. This statement addresses the determination as to when an investment is considered impaired, whether the impairment is other-than-temporary and the measurement of an impairment loss. The statement is effective for reporting periods beginning after December 15, 2005. The adoption of this statement did not have any impact on the Company’s financial condition or results of operations.

In June 2006, the EITF reached a consensus on EITF Issue 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation)”, which addresses the income statement disclosure on taxes assessed by a governmental authority that are directly imposed on a revenue-producing transaction between a seller and a customer. Taxes within the scope of EITF 06-3 include sales taxes, use taxes, value-added taxes, and some types of excise taxes. For any such taxes that are reported on a gross basis, a company should disclose the amounts of those taxes in interim and annual financial statements for each period for which an income statement is presented if those amounts are significant. EITF Issue No. 06-3 will be effective for interim and annual reporting periods beginning after December 15, 2006. The Company currently accounts for taxes on a net basis. Therefore, EITF 06-3 should not have any significant impact on the Company’s financial condition or results of operations.

In June 2006, the FASB issued Staff Position FIN 46(R)-6, “Determining the Variability to Be Considered in Applying FASB Interpretation No. 46(R)”, or FSP FIN 46(R)-6, which introduces a “by-design” approach in determining variability. FSP FIN 46(R)-6 provides a two-step approach: 1) analyze the nature of the risk in the entity; and 2) determine the purpose(s) for which the entity was created and determine the variability. This standard is applicable for all entities (including newly created entities) with which an enterprise first becomes involved, and for all entities previously required to be analyzed under FIN 46(R) when a reconsideration event has occurred beginning the first day of the reporting period beginning after June 15, 2006. The Company adopted the provisions of FSP FIN 46(R)-

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

1. SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent accounting pronouncements (continued)

6 on July 1, 2006 and the statement did not have any impact on the Company’s financial condition or results of operations.

In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109”, or FIN 48, which clarifies the accounting for uncertainty in tax positions. FIN 48 requires that the Company recognize in its financial statements the impact of a tax position, if that position will more likely than not be sustained on audit, based on the technical merits of the position. The provisions of FIN 48 also provide a measurement attribute for the financial statement recognition of the tax position. FIN 48 will be effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact of the adoption of FIN 48 on its financial condition and results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”, or SFAS No. 157, which defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. In addition, the statement establishes a framework for measuring fair value and expands disclosure about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those years. The Company is currently evaluating the impact of the adoption of SFAS No. 157 on its financial condition and results of operations.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R)”, or SFAS No. 158. This standard requires employers to recognize the underfunded or overfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in the funded status in the year in which the changes occur through accumulated other comprehensive income. Additionally, SFAS No. 158 requires employers to measure the funded status of a plan as of the date of its year-end statement of financial position. The recognition of an asset and liability related to the funded status of a plan and the new disclosure provisions of SFAS No. 158 will be effective for fiscal years ending after December 15, 2006. The change in the measurement date requirement will be effective for fiscal years ending after December 15, 2008. The Company is currently evaluating the impact of the adoption of SFAS No. 158 on its financial condition and results of operations.

In September 2006, the SEC staff issued Staff Accounting Bulletin 108 “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements”, or SAB 108, which requires that companies utilize a “dual-approach” when quantifying and evaluating the materiality of financial misstatements. This dual approach includes both an income statement focused assessment and a balance sheet focused assessment. The guidance in SAB 108 must be applied to annual financial statements for fiscal years ending after November 15, 2006. The Company is currently evaluating the impact of adopting SAB 108, but does not expect that it will have a material effect on its financial condition or results of operations.

Inventory

Inventories, which consist principally of laboratory supplies, are valued at the lower of cost (first-in, first-out method) or market. Inventories totaling $2.3 million and $2.6 million as of December 31, 2005 and September 30, 2006, respectively, were included in prepaid expenses and other current assets.

Earnings per share

The Company computes basic income per share information based on the weighted average number of common shares outstanding during the period. The Company computes diluted income per share information based on the weighted average number of common shares outstanding during the period plus the effects of any dilutive common stock equivalents.

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

2. ACQUISITIONS

In February 2005, the Company completed its acquisition of substantially all of the assets of SurroMed, Inc.’s biomarker business. This biomarker business is part of the Discovery Sciences segment of the Company. In exchange for the assets, the Company surrendered to SurroMed all shares of preferred stock of SurroMed it held. As additional consideration for the acquisition, the Company assumed approximately $3.4 million of SurroMed liabilities under capital leases and additional operating liabilities, and agreed to guarantee repayment of up to $1.5 million under a SurroMed bank loan. In February 2006, this amount was reduced to $0.8 million and SurroMed pledged a $0.5 million certificate of deposit to secure payment of the bank loan. In accordance with the requirements of SFAS No. 5, “Accounting for Contingencies”, as clarified by FASB Interpretation No. 45, the Company has recorded a liability in the amount of $25,000 for the estimated fair value of the net obligation it has assumed under this guarantee. In connection with this transaction, the Company recognized a pre-tax gain on exchange of assets of $5.1 million, primarily related to the $4.9 million gain on the termination of a preexisting facility lease arrangement with SurroMed in accordance with EITF 04-01, “Accounting for Preexisting Relationships between the Parties to a Business Combination”. The fair value of the leasing arrangement was determined based on the discounted cash flows of the difference between the future required rental payments under the lease agreement and the current market rate for similar facilities.

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

The results of operations from the biomarker assets acquired are included in the Company’s consolidated condensed statements of operations as of and since February 1, 2005, the effective date of the acquisition. Pro forma results of operations for the three months and nine months ended September 30, 2005 have not been presented because the financial results related to the biomarker assets for the one-month period ended January 31, 2005 are not material to the consolidated condensed statements of operations.

3. ACCOUNTS RECEIVABLE AND UNBILLED SERVICES

Accounts receivable and unbilled services consisted of the following amounts on the dates set forth below:

(in thousands)	December 31, 2005	September 30, 2006
Billed	$204,686	$250,615
Unbilled	102,626	141,813
Provision for doubtful accounts	(3,926)	(4,316)

	$303,386	$388,112

4. PROPERTY AND EQUIPMENT

Property and equipment, stated at cost, consisted of the following amounts on the dates set forth below:

(in thousands)	December 31, 2005	September 30, 2006
Land	$6,986	$7,149
Buildings and leasehold improvements	58,321	72,050
Construction in progress	31,205	94,557
Furniture and equipment	152,952	167,617
Computer equipment and software	114,331	138,947

	363,795	480,320
Less accumulated depreciation and amortization	(153,775)	(188,327)

	$210,020	$291,993

Capitalized costs for the new corporate headquarters facility in Wilmington, North Carolina included in construction in progress as of December 31, 2005 and September 30, 2006 were $19.7 million and $76.3 million, respectively. In February 2006, the Company entered into an $80.0 million construction loan facility with Bank of America, N.A. Borrowings under this credit facility are available to finance the construction of the Company’s new corporate headquarters building and related parking facility. As of September 30, 2006, the Company had borrowed $56.1 million under this credit facility. During the three months and nine months ended September 30, 2006, the Company capitalized interest of approximately $0.7 million and $1.4 million, respectively, relating to the construction of the new corporate headquarters facility.

The Company had a note payable related to a laboratory building in Brussels, Belgium. In May 2006, the Company paid the $5.9 million unpaid balance and retired the note.

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

4. PROPERTY AND EQUIPMENT (continued)

Property and equipment under capital leases, stated at cost, consisted of the following amounts on the dates set forth below:

(in thousands)	December 31, 2005	September 30, 2006
Leasehold improvements	$824	$824
Computer equipment and software	656	656
Furniture and equipment	2,114	1,975

	3,594	3,455
Less accumulated depreciation and amortization	(1,211)	(2,125)

	$2,383	$1,330

5. GOODWILL AND INTANGIBLE ASSETS

Changes in the carrying amount of goodwill for the twelve months ended December 31, 2005 and the nine months ended September 30, 2006, by operating segment, were as follows:

(in thousands)	Development	Discovery Sciences	Total
Balance as of January 1, 2005	$159,166	$20,615	$179,781
Goodwill recorded during the period for acquisitions	—	33,001	33,001
Translation adjustments	(3,899)	—	(3,899)

Balance as of December 31, 2005	155,267	53,616	208,883
Translation adjustments	2,226	—	2,226

Balance as of September 30, 2006	$157,493	$53,616	$211,109

The Company evaluates goodwill for impairment annually at the reporting unit level as required by SFAS No. 142.

Information regarding the Company’s other intangible assets follows:

(in thousands)	December 31, 2005			September 30, 2006
	Carrying Amount	Accumulated Amortization	Net	Carrying Amount	Accumulated Amortization	Net
Backlog and customer relationships	$543	$338	$205	$543	$427	$116
Patents	22	22	—	—	—	—
License and royalty agreements	5,000	2,433	2,567	4,500	2,520	1,980

Total	$5,565	$2,793	$2,772	$5,043	$2,947	$2,096

The Company amortizes all intangible assets on a straight-line basis, based on estimated useful lives of three to five years for backlog and customer relationships and three to ten years for license and royalty agreements. The weighted average amortization period is 4.1 years for backlog and customer relationships, approximately 6.2 years for license and royalty agreements and approximately 5.9 years for all intangibles collectively.

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

5. GOODWILL AND INTANGIBLE ASSETS (continued)

Amortization expense for the three months ended September 30, 2005 and 2006 was $0.3 million and $0.1 million, respectively. Amortization expense for the nine months ended September 30, 2005 and 2006 was $0.8 million and $0.5 million, respectively. Estimated amortization expense for the period October 1, 2006 to December 31, 2006 and the next five years is as follows:

(in thousands)

2006 (remaining 3 months)	$83
2007	312
2008	283
2009	250
2010	250
2011	250

6. SHORT-TERM INVESTMENTS AND INVESTMENTS

Short-term investments, which are composed of available-for-sale securities, and investments consisted of the following amounts on the dates set forth below:

(in thousands)	December 31, 2005	September 30, 2006
Short-term investments:
Auction Rate Securities	$137,820	$130,144
Other municipal debt securities	—	121,207

Total short-term investments	$137,820	$251,351

Cost-basis investments:
Oriel Therapeutics, Inc.	$500	$500
Bay City Capital Fund IV, L.P.	1,852	2,952
A.M. Pappas Life Science Ventures III, L.P.	691	879
Other equity investments	250	250

Total cost-basis investments	3,293	4,581

Marketable equity securities:
BioDelivery Sciences International, Inc.	1,953	1,656
Chemokine Therapeutics Corp.	2,360	—
Accentia Biopharmaceuticals, Inc.	21,565	11,017

Total marketable equity securities	25,878	12,673

Total investments	$29,171	$17,254

Short-term investments

As of December 31, 2005, the Company’s short-term investments consisted of Auction Rate Securities, or ARS. ARS generally have stated maturities of 20 to 30 years. However, these securities have economic characteristics of short-term investments due to a rate-setting mechanism and the ability for holders to liquidate them through a Dutch auction process that occurs on pre-determined intervals of less than 90 days. As such and because of management’s intent regarding these securities, the Company classifies these investments as short-term investments. Since the fair market value equaled the adjusted cost, there were no unrealized gains or losses associated with these investments as of December 31, 2005.

As of September 30, 2006, the Company had short-term investments in ARS and other municipal debt securities. As of September 30, 2006, unrealized gains associated with these investments were $0.2 million and

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

6. SHORT-TERM INVESTMENTS AND INVESTMENTS (continued)

unrealized losses were $0.2 million. The gross realized (losses)/gains on these securities were $0 in each of the three months ended September 30, 2005 and 2006, and $(17,000) and $0 for the nine months ended September 30, 2005 and 2006, respectively, determined on a specific identification basis.

In May 2006, the Company sold its 2.0 million shares of Chemokine Therapeutics Corp. preferred stock for total consideration of $1.5 million and recorded a gain on sale of its investment of $0.8 million. In addition, the Company surrendered its license rights to Chemokine’s compound CTCE-0214 in exchange for $0.1 million and potential milestone payments up to $2.5 million.

Investments

The Company has equity investments in publicly traded entities. Investments in publicly traded entities are denoted as marketable equity securities in the above table and are classified as available-for-sale securities and measured at market value. The Company records net unrealized gains or losses associated with investments in publicly traded entities as a component of shareholders’ equity until they are realized or an other-than-temporary decline has occurred. The market value of the Company’s equity investments in publicly traded entities is based on the closing price as quoted by the applicable stock exchange or market on the last day of the reporting period. As of September 30, 2006, the Company’s equity investments in publicly traded companies were classified as long-term assets due to the Company’s ability to hold its investments long-term, the strategic nature of the investment and the lack of liquidity in the public markets for these securities. As of December 31, 2005 and September 30, 2006, gross unrealized gains on long-term investments in marketable securities were $8.5 million and $0, respectively, and gross unrealized losses were $0 and $4.0 million, respectively.

Of the total unrealized loss of $4.0 million as of September 30, 2006, approximately $3.7 million related to the Company’s investment in 4.3 million shares of common stock of Accentia Biopharmaceuticals, Inc. The Company owned approximately 13.5% of the outstanding capital stock of Accentia as of September 30, 2006. The remaining unrealized loss of $0.3 million related to the Company’s investment in common stock and warrants for common stock of BioDelivery Sciences International, Inc. The Company owned approximately 5.0% of BioDelivery Sciences International’s outstanding common stock as of September 30, 2006. Both of these securities have been in a loss position for less than 12 months. The Company evaluated the near-term prospects of both issuers in relation to the severity and duration of the decline in value. Based upon review of Accentia and BioDelivery Sciences International’s financial positions, and the Company’s ability and intent to hold its investments for a reasonable period of time sufficient for a forecasted recovery of fair value, the Company does not consider these investments to be other-than-temporarily impaired at September 30, 2006.

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

In September 2005, the Company became a limited partner in Bay City Capital Fund IV, L.P., a venture capital fund established in July 2004 for the purpose of investing in life sciences companies. The Company has committed to invest up to a maximum of $10.0 million in the Bay City Fund IV. Capital calls during the first nine months of 2006 totaled $1.1 million, of which $0.3 million was accrued as of September 30, 2006 and subsequently paid in October 2006. Aggregate capital calls through September 30, 2006 totaled $3.0 million. Because no capital call can exceed 20% of the Company’s aggregate capital commitment, the Company anticipates its remaining capital commitment of $7.0 million will be invested through a series of future capital calls over the next several years. The Company owned

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

6. SHORT-TERM INVESTMENTS AND INVESTMENTS (continued)

approximately 2.9% of the Bay City Fund IV as of September 30, 2006. The Company’s capital commitment will expire in June 2009.

In November 2003, the Company became a limited partner in A. M. Pappas Life Science Ventures III, L.P., a venture capital fund established for the purpose of making investments in equity securities of privately held companies in the life sciences, healthcare and technology industries. The Company has committed to invest up to a maximum of $4.75 million. Capital calls during the first nine months of 2006 totaled $0.2 million. Aggregate capital calls through September 30, 2006 totaled $0.9 million. Because no capital call can exceed 10% of the Company’s aggregate capital commitment, the Company anticipates its remaining capital commitment of $3.85 million will be invested through a series of future capital calls over the next several years. The Company owned approximately 4.7% of the Pappas Fund as of September 30, 2006. The Company’s capital commitment will expire in May 2009.

7. COMPREHENSIVE INCOME

Comprehensive income consisted of the following amounts on the dates set forth below:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2005	2006	2005	2006
Net income, as reported	$35,760	$36,813	$89,440	$115,073
Other comprehensive loss
Cumulative translation adjustment	(545)	131	(8,759)	5,171
Change in fair value of hedging transaction, net of taxes of $(244), $0, $(778) and $140, respectively	(567)	—	(1,785)	327
Reclassification adjustment for hedging results included in direct costs, net of taxes of $247, $0, $208 and $88, respectively	574	—	485	206
Unrealized gain (loss) on investments, net of taxes of $0, $(2,611), $0 and $(3,829), respectively	71	(4,109)	(733)	(7,954)
Reclassification adjustment for gain realized included in other income, net of taxes of $(55)	—	—	—	(727)

Total other comprehensive loss	(467)	(3,978)	(10,792)	(2,977)

Comprehensive income	$35,293	$32,835	$78,648	$112,096

Accumulated other comprehensive income consisted of the following amounts on the dates set forth below:

(in thousands)	December 31, 2005	September 30, 2006
Translation adjustment	$4,766	$9,937
Minimum pension liability, net of tax	(7,329)	(7,329)
Fair value on hedging transaction, net of tax	(533)	—
Unrealized gain on investments	6,103	(2,578)

Total	$3,007	$30

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

8. ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

The Company enters into foreign exchange forward and option contracts that are designated and qualify as cash flow hedges under SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities”. The Company recognizes changes in the fair value of the effective portion of these outstanding forward and option contracts in accumulated other comprehensive income, or OCI. The Company reclassifies these amounts from OCI and recognizes them in earnings when either the forecasted transaction occurs or it becomes probable that the forecasted transaction will not occur.

The Company recognizes changes in the ineffective portion of a derivative instrument in earnings in the current period. Effectiveness for forward cash flow hedge contracts is measured by comparing the fair value of the forward contract to the change in the forward value of the anticipated transaction. The fair market value of the hedged exposure is presumed to be the market value of the hedge instrument when critical terms match. The Company’s hedging portfolio had no ineffectiveness during 2005 or the first nine months of 2006.

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

The Company’s hedging contracts are intended to protect against the impact of changes in the value of the U.S. dollar against other currencies and its impact on operating results. Accordingly, for forecasted transactions, subsidiaries incurring expenses in foreign currencies seek to hedge U.S. dollar revenue contracts. The Company reclassifies OCI associated with hedges of foreign currency revenue into direct costs upon recognition of the forecasted transaction in the statement of operations. At September 30, 2006, no such hedging contracts were outstanding.

The Company also enters into foreign currency forward contracts to hedge against changes in the fair value of monetary assets and liabilities denominated in a non-functional currency. These derivative instruments are not designated as hedging instruments; therefore, the Company recognizes changes in the fair value of these contracts immediately in other income (expense), net, as an offset to the changes in the fair value of the monetary assets or liabilities being hedged. At September 30, 2006, the face amount of these contracts was $8.7 million.

At September 30, 2006, the Company’s foreign currency derivative portfolio resulted in the Company recording a $7,000 gain as a component of prepaid expenses and other current assets and a $32,000 loss as a component of other accrued expenses.

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

9. STOCK PLANS

Adoption of Statement of Financial Accounting Standard No. 123 (R)

Prior to January 1, 2006, the Company accounted for its stock-based compensation plan in accordance with the intrinsic value provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, or APB No. 25, and provided the required pro forma disclosures of SFAS No. 123, “Accounting for Stock-Based Compensation”. Accordingly, because all stock options granted had an exercise price equal to the market value of the underlying common stock on the date of the grant, no expense related to employee stock options was recognized. Also, as the employee stock purchase plan was considered noncompensatory, no expense related to this plan was recognized. However, expense related to the grant of restricted stock was recognized in the income statement under APB No. 25.

Effective January 1, 2006, the Company adopted SFAS No. 123 (revised) using the modified retrospective application method. Accordingly, the Company measures stock-based compensation cost at grant date, based on the fair value of the award, and recognizes it as expense over the employee’s requisite service period. In accordance with the modified retrospective application method, financial statements for all periods prior to January 1, 2006 have been adjusted to give effect to the fair-value based method of accounting for all awards granted in fiscal years beginning after December 15, 1994. Amounts previously disclosed as pro forma adjustments have been reflected in earnings for all prior periods.

The following table details the impact of retrospective application of SFAS No. 123 (revised) on previously reported amounts:

	Three Months Ended September 30, 2005		Nine Months Ended September 30, 2005
(in thousands, except per share data)	As previously reported	Restated	As previously reported	Restated
Statement of Operations Items:

Total direct costs	$138,152	$139,762	$397,943	$402,694
Selling, general and administrative expenses	61,970	64,417	176,389	184,049
Income from operations	60,777	56,695	142,203	129,517
Income before provision for income taxes	59,783	55,701	145,281	132,595
Net income	38,381	35,760	97,654	89,440

Net income per common share:
Basic	0.33	0.31	0.85	0.78
Diluted	0.33	0.31	0.84	0.77

Statement of Cash Flows Items:

Net cash provided by operating activities			142,016	134,991
Net cash provided by financing activities			22,895	29,920

	At December 31, 2005
	As previously reported	Restated
Balance Sheet Items:

Long-term deferred tax assets	$11,628	$20,080
Total assets	1,151,148	1,159,600
Paid-in capital	340,451	395,452
Retained earnings	396,068	346,417
Deferred compensation	(3,102)	—
Total shareholders’ equity	742,224	750,676

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

9. STOCK PLANS (continued)

Equity Compensation Plan

The Company has an equity compensation plan (the “Plan”) under which the Company may grant stock options, restricted stock and other types of stock-based awards to its employees and directors. Total shares authorized for grant under this plan are 21.3 million. The exercise price of each option granted is equal to the market price of the Company’s common stock on the date of grant and the maximum exercise term of each option granted does not exceed ten years. Options are granted upon approval of the Compensation Committee of the Board of Directors and vest over various periods, as determined by the Compensation Committee at the date of the grant. The majority of the Company’s options vest ratably over a period of three or four years. The options expire on the earlier of ten years from the date of grant or within specified time limits following termination of employment, retirement or death. Shares are issued from the Company’s pool of authorized but unissued stock. The Company does not pay dividends on unexercised options. As of September 30, 2006, there were 6.2 million shares of common stock available for grant under the Plan.

For the three-month periods ended September 30, 2005 and 2006, stock-based compensation cost totaled $3.6 million and $4.5 million, respectively. The associated future income tax benefit recognized was $1.3 million and $1.7 million for the three-month periods ended September 30, 2005 and 2006, respectively. For the nine-month periods ended September 30, 2005 and 2006, stock-based compensation cost totaled $11.2 million and $12.7 million, respectively. The associated future income tax benefit recognized was $3.9 million and $4.8 million for the nine-month periods ended September 30, 2005 and 2006, respectively.

For the nine-month periods ended September 30, 2005 and 2006, the amount of cash received from the exercise of stock options was $17.9 million and $11.9 million, respectively. In connection with these exercises, the actual excess tax benefit realized for the tax deductions by the Company for the nine-month periods ended September 30, 2005 and 2006 were $6.8 million and $4.2 million, respectively.

A summary of the option activity under the Plan at September 30, 2006, and changes during the nine months ended September 30, 2006, is presented below:

(shares and aggregate intrinsic value in thousands)	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2006	6,487	$18.05
Granted	1,484	34.69
Exercised	(817)	14.61
Forfeited	(166)	22.79
Expired	(13)	16.62

Outstanding at September 30, 2006	6,975	21.88	7.80	$152,584

Exercisable at September 30, 2006	2,442	$15.55	6.46	$37,979

Vested or expected to vest at September 30, 2006	6,189	$21.42	7.72	$88,292

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

9. STOCK PLANS (continued)

All options granted during the nine months ended September 30, 2005 and 2006 were granted with an exercise price equal to the fair value of the Company’s common stock on the grant date. The fair value of the Company’s common stock on the grant date is equal to the Nasdaq closing price of the Company’s stock on the date of grant, except for shares granted under the U.K. Subplan where the fair value of the Company’s common stock on the grant date is equal to the average of the high and low price of the Company’s common stock on the date of grant as reported by Nasdaq. The weighted-average grant date fair value per share of options granted during the nine-month periods ended September 30, 2005 and 2006 was $11.55 and $15.93, respectively. The aggregate fair value of options granted during the nine-month periods ended September 30, 2005 and 2006 was $3.9 million and $23.6 million, respectively. The total intrinsic value of options (which is the amount by which the market value of the Company’s common stock exceeded the exercise price of the options on the date of exercise) exercised during the nine-month periods ended September 30, 2005 and 2006 was $27.9 million and $17.1 million, respectively.

A summary of the status of non-vested options as of September 30, 2006, and changes during the nine months then ended, is presented below:

(shares in thousands)	Shares	Weighted- Average Grant Date Fair Value
Non-vested options
Non-vested at January 1, 2006	3,744	$10.09
Granted	1,484	15.93
Vested	(529)	8.37
Forfeited	(166)	11.21

Non-vested at September 30, 2006	4,533	$12.16

As of September 30, 2006, the total unrecognized compensation cost related to non-vested stock options was approximately $37.0 million. This cost is expected to be recognized over a weighted-average period of 2.14 years in accordance with the vesting periods of the options. The total fair value of shares vested during the nine months ended September 30, 2005 and 2006 was $5.3 million and $4.5 million, respectively.

The fair value of each option award is estimated on the grant date using the Black-Scholes option-pricing model. The following table indicates the assumptions used in estimating fair value for the three months and nine months ended September 30, 2005 and 2006.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2006	2005	2006
Expected term (years)	5.00	4.50	5.00	4.50
Dividend yield (%)	0.00	0.28	0.00	0.28-0.32
Risk-free interest rate (%)	4.13	5.11	3.72-4.18	4.36-5.11
Expected volatility (%)	50.93	40.58	50.93-52.55	40.58-51.39

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

In May 2006, two members of the senior management team had shares of restricted stock vest. These employees elected to surrender to the Company a portion of their vested shares to pay the income taxes due on the vested shares. As a result, 10,855 shares were forfeited to satisfy tax obligations.

During the nine months ended September 30, 2005 and 2006, the Company awarded 117,280 and 16,512 shares of restricted stock, respectively, with a fair value of $2.7 million and $0.5 million, respectively. The weighted average fair value of each share was $23.09 and $31.47 for the nine months ended September 30, 2005 and 2006, respectively. Total compensation expense recorded during the three months ended September 30, 2005 and 2006 for restricted stock shares granted was $0.3 million and $0.4 million, respectively. The associated future income tax benefit recognized was $0.1 million and $0.2 million for the three months ended September 30, 2005 and 2006, respectively. Total compensation expense recorded during the nine months ended September 30, 2005 and 2006 for restricted stock shares granted was $0.6 million and $1.3 million, respectively. The associated future income tax benefit recognized was $0.2 million and $0.5 million for the nine months ended September 30, 2005 and 2006, respectively. As of September 30, 2006, the total unrecognized compensation cost related to 125,374 shares of non-vested restricted stock was approximately $2.4 million. This cost is expected to be recognized over a weighted-average period of 1.89 years in accordance with the vesting periods of the restricted stock.

Employee Stock Purchase Plan

The Board of Directors and shareholders have reserved 4.5 million shares of the Company’s common stock for issuance under the Employee Stock Purchase Plan (the “ESPP”). The ESPP has two six-month offering periods (each an “Offering Period”) each year, beginning January 1 and July 1, respectively. Eligible employees can elect to make payroll deductions from 1% to 15% of their base pay during each payroll period of an Offering Period. Special limitations apply to eligible employees who own 5% or more of the outstanding common stock of the Company. In addition, in accordance with the ESPP and beginning with the first six-month Offering Period in 2006, the Board of Directors set a limit on the total payroll deductions for each year of $8.0 million. None of the contributions made by eligible employees to purchase the Company’s common stock under the ESPP are tax-deductible to the employees. During 2005, the purchase price was 85%, and beginning January 1, 2006 it is 90%, of the lesser of (a) the reported closing price of the Company’s common stock for the first day of the Offering Period or (b) the reported closing price of the common stock for the last day of the Offering Period. As of September 30, 2006, there were 2.4 million shares of common stock available for purchase by ESPP participants.

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

9. STOCK PLANS (continued)

The fair value of each ESPP share is estimated using the Black-Scholes option-pricing model. The following table indicates the assumptions used in estimating fair value for the three months and nine months ended September 30, 2005 and 2006.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2006	2005	2006
Expected term (years)	0.50	0.50	0.50	0.50
Dividend yield (%)	0.00	0.28	0.00	0.28-0.32
Risk-free interest rate (%)	4.13	5.24	4.13	4.37-5.24
Expected volatility (%)	50.93	30.56	50.93	30.56-40.38

The compensation costs for the ESPP as determined based on the fair value of the discount and option feature of the underlying ESPP grant, consistent with the method of SFAS No. 123, were $0.5 million for each of the three- month periods ended September 30, 2005 and 2006. The income tax benefit recognized was $0.2 million and $0.1 million for the three-month periods ended September 30, 2005 and 2006, respectively. The compensation costs for the ESPP were $1.5 million and $1.3 million for the nine months ended September 30, 2005 and 2006, respectively. The income tax benefit recognized was $0.5 million and $0.2 million for the nine-month periods ended September 30, 2005 and 2006, respectively. As of September 30, 2006, the total unrecognized compensation cost related to ESPP shares for the current Offering Period was approximately $0.5 million. This cost is expected to be recognized over the remaining three months of the Offering Period.

For the nine-month periods ended September 30, 2005 and 2006, the value of stock issued for ESPP purchases was $6.6 million and $7.2 million, respectively. In connection with disqualifying dispositions, the tax benefits realized by the Company for the nine-month periods ended September 30, 2005 and 2006 were $0.2 million and $0.1 million, respectively.

During the nine months ended September 30, 2005 and 2006, employees contributed $5.7 million and $5.8 million, respectively, to the ESPP for the purchase of shares under that plan.

10. INCOME TAXES

The effective tax rate for the third quarter of 2006 and 2005 was 34.0% and 35.8%, respectively. The effective tax rate for the first nine months of 2006 and 2005 was 33.6% and 32.5%, respectively. The effective tax rate for the first nine months of 2006 was positively impacted by 1.6% by the recognition of benefit for state economic development tax credits as well as a decrease in liabilities for tax contingencies and a decrease in valuation allowance due to the closing of certain state tax statutes and audits. The effective tax rate for the first nine months of 2005 was positively impacted by a $6.3 million reduction in the valuation allowance provided for the deferred tax asset relating to capital loss carryforwards. The reduction was a result of the utilization of capital loss carryforwards that previously had a valuation allowance recorded against them as well as the recognition of capital gains for the SurroMed transaction, the dapoxetine new drug application milestone payment from ALZA Corporation received in March 2005 and the $15.0 million up-front payment from Takeda San Diego, Inc. received during the third quarter of 2005 with respect to the dipeptidyl peptidase IV, or DPP4 program. The reduction in the valuation allowance decreased the effective tax rate by 4.4%.

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

10. INCOME TAXES (continued)

The Company records current and deferred income tax expense related to its foreign operations to the extent those earnings are taxable in a foreign jurisdiction. The American Jobs Creation Act of 2004 introduced a special one-time dividends received deduction on the repatriation of foreign earnings to a U.S. taxpayer. The Company had not previously recorded a U.S. tax liability on these revenues because it intended to permanently reinvest them in its foreign operations. During the three months and nine months ended September 30, 2005, the Company recorded tax expense of $1.2 million and $1.9 million, respectively, related to the then projected repatriation of foreign earnings of $53.0 million.

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

Pension costs for the U.K. Plan included the following components:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2005	2006	2005	2006
Service cost	$287	$454	$890	$1,320
Interest cost	496	566	1,537	1,647
Expected return on plan assets	(414)	(519)	(1,283)	(1,510)
Amortization of transition asset amount	(2)	—	(5)	—
Amortization of net loss	146	186	453	541

Net periodic pension cost	$513	$687	$1,592	$1,998

For the nine months ended September 30, 2006, the Company made contributions of $2.6 million and anticipates contributing an additional $0.2 million to fund this plan during the remainder of 2006.

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

12. COMMITMENTS AND CONTINGENCIES

The Company currently maintains insurance for risks associated with the operation of its business, provision of professional services, and ownership of property. These policies provide coverage for a variety of potential losses, including loss or damage to property, bodily injury, general commercial liability, professional errors and omissions and medical malpractice. The Company’s retentions and deductibles associated with these insurance policies range from $0.25 million to $2.5 million.

The Company is self-insured for health insurance for the majority of its employees located within the United States, but maintains stop-loss insurance on a “claims made” basis for expenses in excess of $0.25 million per member per year. As of December 31, 2005 and September 30, 2006, the Company maintained a reserve of approximately $5.0 million and $8.4 million, respectively, included in other accrued expenses on the consolidated condensed balance sheets, to cover open claims and estimated claims incurred but not reported.

In September 2005, the Company became a limited partner in Bay City Capital Fund IV, L.P., a venture capital fund. The Company has committed to invest up to a maximum of $10.0 million in the Bay City Fund IV. Aggregate capital calls through September 30, 2006 totaled $3.0 million. Because no capital call can exceed 20% of the Company’s aggregate capital commitment, the Company anticipates its remaining capital commitment of $7.0 million will be made through a series of future capital calls over the next several years. The Company’s capital commitment will expire in June 2009. For further details, see Note 6.

In November 2003, the Company became a limited partner in A. M. Pappas Life Science Ventures III, L.P., a venture capital fund. The Company has committed to invest up to a maximum of $4.75 million. Aggregate capital calls through September 30, 2006 totaled $0.9 million. Because no capital call can exceed 10% of the Company’s aggregate capital commitment, the Company anticipates its remaining capital commitment of $3.85 million will be made through a series of future capital calls over the next several years. The Company’s capital commitment will expire in May 2009. For further details, see Note 6.

In March 2005, the Company entered into a lease for additional space in Austin, Texas for its Phase II through IV operations. The additional space is adjacent to the Company’s new Phase I clinic. To induce the Company to enter into the lease for additional space, the landlord deposited $5.5 million into an escrow account to be used to reimburse the Company for the rent and other expenses paid by the Company under the lease for the existing facilities after July 1, 2005 and the costs and expenses to sublease those facilities. The Company accounted for the amount to be received from the escrow account as a lease incentive that would be recognized in income over the life of the ten-year term of the lease. In April 2006, the Company and the landlord agreed to settle a dispute relating to this escrow account. Under the terms of the settlement, the Company received $4.3 million in full and final settlement of all claims.

In February 2005, the Company acquired substantially all of SurroMed’s assets related to its biomarker business. As part of this acquisition, the Company agreed to guarantee repayment of up to $1.5 million under a SurroMed bank loan with a maturity date of December 31, 2006. In February 2006, this amount was reduced to $0.8 million and SurroMed pledged a $0.5 million certificate of deposit to secure payment of the bank loan. In accordance with the requirements of FASB Statement No. 5, “Accounting for Contingencies”, as clarified by FASB Interpretation No. 45, the Company has recorded a liability in the amount of $25,000 as of September 30, 2006 for the estimated fair value of the net obligation it has assumed under this guarantee.

In January 2005, the Company acquired approximately 7.5 acres of property located in downtown Wilmington, North Carolina, on which the Company is constructing a new headquarters building. The total purchase price for the land was approximately $2.8 million. In connection with the sale of the 7.5-acre tract, the seller, Almont Shipping Company, refinanced existing liens on the property with the proceeds of an $8.0 million loan from Bank of America. This loan was secured by a lien on substantially all of Almont’s assets, including a 28-acre tract of land adjacent to the tract the Company acquired. This loan was also secured by a guarantee from the Company. In March 2006, the loan matured and Almont filed a petition for relief under Chapter 11 of the United States Bankruptcy Code. In early April

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

12. COMMITMENTS AND CONTINGENCIES (continued)

2006, Bank of America demanded payment of the loan under the Company’s guarantee. The Company subsequently purchased the secured note and all related loan documents for approximately $7.5 million. This amount is included in prepaid expenses and other current assets on the September 30, 2006 consolidated condensed balance sheet. The note bears interest at a fluctuating rate equal to the one-month London Interbank Offered Rate, or LIBOR, plus a margin of 1.50% and is secured by a first lien deed of trust on the 28-acre tract of land. The land is currently under a contract for sale for a purchase price in excess of the loan amount. The Company has agreed in principle to accept a note from the buyers of the land in the amount of $6.5 million in refinance of the note currently held by the Company. The closing is subject to satisfaction of certain conditions precedent, including the approval by the Bankruptcy Court of amendments to the sale contract and other matters. If the closing occurs, the note from the buyers will be secured by a first lien on a 17-acre portion of the 28-acre tract, a second lien on the remainder of that tract and personal guarantees of the principals of the buyers.

As of September 30, 2006, the Company had liabilities of $7.3 million for certain unsettled matters in connection with tax positions taken on the Company’s tax returns, including interpretations of applicable income tax laws and regulations. The Company establishes a reserve when, despite management’s belief that the Company’s tax returns reflect the proper treatment of all matters, the treatment of certain tax matters is likely to be challenged. Significant judgment is required to evaluate and adjust the reserves in light of changing facts and circumstances. Further, a number of years may lapse before a particular matter for which the Company has established a reserve is audited and finally resolved. While it is difficult to predict the final outcome or the timing of resolution of any particular tax matter, management believes that the reserves of $7.3 million reflect the probable outcome of known tax contingencies. The Company believes it is unlikely that the resolution of these matters will have a material adverse effect on the Company’s financial position or results of operations, as presented.

In August 2005, the Company amended its September 2004 royalty stream purchase agreement with Accentia. Under the terms of the amended agreement, the Company agreed to provide specified clinical development services to Accentia in connection with two pivotal Phase III trials for SinuNase® for the treatment of chronic sinusitis. In exchange for providing these services, Accentia agreed to pay the Company a royalty equal to 14% of the net sales of specified SinuNase products if approved for sale by the FDA. The Company’s obligation to provide Phase III clinical development services expired on December 31, 2005. Accentia continued the development of SinuNase and in April 2006, the FDA granted SinuNase fast-track status. In October 2006, the Company amended the August 2005 amended royalty stream purchase agreement and renewed its commitment to provide specified clinical development services to Accentia in connection with a Phase III trial for SinuNase up to a specified dollar limitation. In exchange for providing these services, Acccentia renewed its agreement to pay the Company a royalty of 14% of net sales of specified SinuNase products if approved for sale. Under the amended agreement, either party has the option to terminate the agreement at any time on or before December 31, 2006, in which case Accentia is obligated to pay the Company in cash for its services rendered through that date. Accentia anticipates that the Phase III trial for SinuNase will start in the fourth quarter of 2006.

The Company has been involved in compound development and commercialization collaborations since 1997. The Company developed a risk-sharing research and development model to help pharmaceutical and biotechnology clients develop compounds. Through collaborative arrangements based on this model, the Company assists its clients by sharing the risks and potential rewards associated with the development and commercialization of drugs at various stages of development. Including the collaboration with Accentia discussed above, the Company currently has four such arrangements that involve the potential future receipt of one or more of the following: payments upon the achievement of specified development and regulatory milestones; royalty payments if the compound is approved for sale; sales-based milestone payments; and a share of net sales up to a specified dollar limit. The compounds that are the subject of these collaborations are still in development and have not been approved for sale in any country. The Company’s collaboration with ALZA Corporation, a subsidiary of Johnson & Johnson, or J&J, for dapoxetine requires the Company to pay a royalty of 5% on annual net sales of the compound in excess of $800 million. In addition, J&J received a not-

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

12. COMMITMENTS AND CONTINGENCIES (continued)

approvable letter from the FDA in October 2005, but has continued the global development program and stated that it anticipates resubmitting the NDA with the FDA in 2007. As a result of the risks associated with drug development, including obtaining regulatory approval to sell in any country, the receipt of any further milestone payments, royalties or other payments is uncertain.

Under most of the agreements for Development services, the Company agrees to indemnify and defend the sponsor against third-party claims based on the Company’s negligence or willful misconduct. Any successful claims could have a material adverse effect on the Company’s financial condition, results of operations and future prospects.

In the normal course of business, the Company is a party to various claims and legal proceedings, including claims for alleged breaches of contract. In one proceeding currently pending against the Company, a former client is claiming the Company breached its contract and committed tortious acts in conducting a clinical trial. That former client is claiming that it does not owe the Company the remaining amounts due under the contract and is seeking other damages from the Company’s alleged breach of contract and tortious acts. The Company records a reserve for pending and threatened litigation matters when an adverse outcome is probable and the amount of the potential liability is reasonably estimable. Although the ultimate outcome of these matters is currently not determinable, management of the Company, after consultation with legal counsel, does not believe that the resolution of these matters will have a material effect upon the Company’s financial condition, results of operations or cash flows.

13. BUSINESS SEGMENT DATA

Revenue by principal business segment is separately stated in the consolidated condensed financial statements. Income from operations and identifiable assets by principal business segment were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2005	2006	2005	2006
Income (loss) from operations:
Development	$43,609	$53,648	$122,615	$151,901
Discovery Sciences	13,086	(1,649)	6,902	10,055

Total	$56,695	$51,999	$129,517	$161,956

	December 31, 2005	September 30, 2006
Identifiable assets:
Development	$1,061,038	$1,296,645
Discovery Sciences	98,562	81,147

Total	$1,159,600	$1,377,792

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

With offices in 27 countries and more than 9,100 professionals worldwide, we have provided services to 45 of the top 50 pharmaceutical companies in the world as ranked by 2005 healthcare research and development spending. We also work with leading biotechnology and medical device companies and government organizations that sponsor clinical research. We believe that we are one of the world’s largest providers of drug development services to pharmaceutical, biotechnology and medical device companies and government organizations based on 2005 annual net revenues generated from contract research organizations.

Building on our outsourcing relationships with pharmaceutical and biotechnology clients, we established our discovery services business in 1997. This business primarily focuses on preclinical evaluations of anticancer and diabetes therapies, and on compound development and commercialization collaborations. We have developed a risk-sharing research and development model to help pharmaceutical and biotechnology clients develop compounds. Through collaborative arrangements based on this model, we assist our clients by sharing the risks and potential rewards of the development and commercialization of drugs at various stages of development. In February 2005, we completed the acquisition of a biomarker business. The acquisition expanded our discovery sciences business by adding biomarker discovery and patient sample analysis to the services we offer.

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

Executive Overview

Our revenues are dependent on a relatively small number of industries and clients. As a result, we closely monitor the market for our services. For a discussion of the trends affecting our market, see “Item 1. Business – Trends Affecting the Drug Discovery and Development Industry” in our Annual Report on Form 10-K for the year ended December 31, 2005. Although we cannot predict the demand for CRO services for the remainder of 2006, we continue to believe that the traditional market drivers for our industry are intact. In the first half of 2006, the market opportunity was robust and we experienced a new high for our global Phase II through IV business from a proposal volume standpoint. During the third quarter of 2006, proposal volume declined from the record levels in the first half of the year, but our proposal volume remains strong and ahead of the first nine months of 2005. For the remainder of the year, we plan to focus our efforts on managing our recent growth, delivering timely, high quality services to our clients and improving our business development efforts in our core markets.

We believe there are specific opportunities for continued growth in certain areas of our business. Our Latin American Phase II through IV units had strong operating and financial performance in the first nine months of 2006, and we expect to see continued revenue growth in this region for the rest of this year. Our global central laboratory also achieved strong revenue growth in the third quarter of 2006 and we are expanding our service offerings, especially in the area of infectious disease, and investing in new equipment for this business unit. In the third quarter of 2006, our Phase I clinic in Austin, Texas was affected by project delays, but these projects have been rescheduled and are expected to resume in 2007. We believe our state-of-the-art Phase I clinic and ability to service large, complex studies should allow us to continue winning business in this arena and enable us to capitalize on our expanded Phase I facilities.

We review various metrics to evaluate our financial performance, including period-to-period changes in backlog, new authorizations, cancellation rates, revenue, margins and earnings. In the third quarter of 2006, we had new authorizations of $531.0 million, a decrease of 17.7% over the third quarter of 2005. In the third quarter of 2005, we were awarded a five-year government contract for $177.3 million for direct costs which was included in our third quarter 2005 authorization total. The cancellation rate for the third quarter of 2006 was 17.8%, which is higher than the 16.8% cancellation rate for the full year of 2005, but lower than our projected cancellation rate for the full year of 2006. The cancellation rate for the first nine months of 2006 was 16.9% which is well below our average cancellation rate over the past five years. Backlog grew to $2.2 billion as of September 30, 2006, up 25.4% over September 30, 2005. The average length of our contracts increased to 35.8 months as of September 30, 2006 from 32.2 months as of September 30, 2005. Backlog by client type as of September 30, 2006 was 51% pharmaceutical, 34% biotech and 15% government/other as compared to 49% pharmaceutical, 33% biotech and 18% government/other as of September 30, 2005. Net revenue by client type for the quarter ended September 30, 2006 was 58% pharmaceutical, 30% biotech and 12% government/other compared to 64% pharmaceutical, 28% biotech and 8% government/other for the third quarter of 2005. For the three months ended September 30, 2006, net revenue contribution by service area was 78.4% for Phase II-IV services, 3.5% for Phase I clinic, 16.5% for laboratory services and 1.6% for discovery sciences compared to net revenue contribution for the twelve months ended December 31, 2005 of 76.7% for Phase II-IV services, 4.1% for Phase I clinic, 15.0% for laboratory services and 4.2% for discovery sciences. Top therapeutic areas by net revenue for the quarter ended September 30, 2006 were oncology, anti-infective/anti-viral, endocrine/metabolic, circulatory/cardiovascular and central nervous system. For a detailed discussion of our revenue, margins, earnings and other financial results for the quarter ended September 30, 2006, see “Results of Operations – Three Months Ended September 30, 2005 versus Three Months Ended September 30, 2006” below.

Capital expenditures for the three months ended September 30, 2006 totaled approximately $40.7 million. These capital expenditures were for construction costs for our new corporate headquarters building and related parking facility in Wilmington, North Carolina, computer software and hardware, scientific equipment for our laboratory units, and various building improvements in our Phase II-IV facilities. We made these investments to support our growing businesses and to improve the efficiencies of our operations. For the remainder of 2006, we expect to spend between $40 million and $45 million for capital expenditures, of which approximately $25 million will be related to the ongoing construction of our new headquarters building. The majority of the remaining forecasted capital expenditures will be related to up-fit costs for facilities, construction costs related to our new building in Scotland, information technology related expenditures and additional laboratory equipment.

As of September 30, 2006, we had $372.2 million of cash, cash equivalents and short-term investments and $56.7 million of debt primarily related to amounts borrowed to finance the construction of our new headquarters building. In the third quarter of 2006, we generated $11.6 million cash from operations. Third quarter 2006 cash flow from operations was lower than previous quarters due to an increase in accounts receivable and unbilled services. The number of days’ revenue outstanding in accounts receivable and unbilled services, net of unearned income, also known as DSO, was 42.8 and 32.8 days as of September 30, 2006 and 2005, respectively. While DSO increased in part due to the increase in accounts receivable, more than 90% of our accounts receivable balance as of September 30, 2006 was less than 60 days old. DSO also rose due to a decrease in unearned income as a percentage of accounts receivable and unbilled services at September 30, 2006 compared to September 30, 2005. We expect DSO and unbilled services will continue to fluctuate in the future depending on contract terms, the mix of contracts performed within a quarter, the levels of investigator advances and unearned income, and our success in collecting receivables.

Because of our cash position and free cash flow, in late 2005, our Board of Directors declared a special one-time cash dividend and adopted a policy to pay annual cash dividends. In October 2006, our Board of Directors amended the annual cash dividend policy to increase the annual dividend rate by 20 percent, from $0.10 to $0.12 per share, payable quarterly at a rate of $0.03 per share. We expect the new dividend rate will be effective beginning in the fourth quarter of 2006. The cash dividend policy and the payment of future cash dividends are not guaranteed and are subject to the discretion of and continuing determination by our Board of Directors that the policy remains in the best interests of our shareholders and in compliance with applicable laws and agreements.

With regards to our Discovery Sciences segment, our preclinical oncology facility had a solid performance in 2005 and the first nine months of 2006, and is now offering models to support diabetes drug development. We have added business development resources in an effort to generate additional sales of our biomarker services and improve future financial and operating performance. Our Discovery Sciences segment also includes our compound partnering arrangements. The DPP4 development program with Takeda Pharmaceuticals continues to progress. For dapoxetine, J&J has indicated an intent to re-file the NDA with the FDA in 2007. We amended our agreement with Accentia to provide clinical development services for a Phase III trial of SinuNase up to a specified dollar limitation in exchange for an increased royalty rate on certain SinuNase products. Under the amended agreement, either party can terminate the agreement by December 31, 2006, in which case we would receive a cash payment for services rendered. We are also evaluating a new compound and are funding the laboratory work for our internal evaluation, and are working on the agreement for this potential collaboration. These drug development collaborations allow us to leverage our resources and global drug development expertise to create new opportunities for growth and to share the risks and potential rewards of drug development with our clients. For a background discussion of our compound partnering arrangements, see “Item 1. Business – Our Services – Our Discovery Sciences Group – Compound Partnering Programs” in our Annual Report on Form 10-K for the year ended December 31, 2005.

We are committed to our compound partnering strategy and believe it is an innovative way to use our cash resources and drug development expertise to drive mid- to long-term shareholder value. For the remainder of 2006, we plan to continue advancing our existing collaborations and evaluate new potential opportunities in this area.

Acquisitions

In February 2005, we completed our acquisition of substantially all of the assets of SurroMed, Inc.’s biomarker business. The biomarker business is part of the Discovery Sciences segment. In exchange for the assets, we surrendered to SurroMed for cancellation all shares of preferred stock of SurroMed we held. As additional consideration for the acquisition, we assumed approximately $3.4 million of SurroMed liabilities under capital leases and additional operating liabilities, and guaranteed repayment of up to $1.5 million under a SurroMed bank loan. We recognized a pre-tax gain on the exchange of assets of $5.1 million. For further details regarding this acquisition, see Note 2 to the Notes to Consolidated Condensed Financial Statements.

New Business Authorizations and Backlog

New business authorizations, which are sales of our services, are reflected in backlog when we enter into a contract or letter of intent or receive a verbal commitment. Authorizations can vary significantly from quarter to quarter and contracts generally have terms ranging from several months to several years. We recognize revenue on these authorizations as services are performed. Our new authorizations for the three months ended September 30, 2005 and 2006 were $645.3 million and $531.0 million, respectively.

Our backlog consists of new business authorizations for which the work has not started but is anticipated to begin in the near future and contracts in process that have not been completed. As of September 30, 2006, the remaining duration of the contracts in our backlog ranged from one month to 146 months with an average duration of 35.8 months. Amounts included in backlog represent future revenue and exclude revenue that we have previously recognized. Once work begins on a project included in backlog, we recognize net revenue over the life of the contract as services are performed. Our backlog as of September 30, 2005 and 2006 was $1.7 billion and $2.2 billion, respectively. For various reasons discussed in “Item 1. Business – Backlog” in our Annual Report on Form 10-K for the year ended December 31, 2005, our backlog might never be recognized as revenue and is not necessarily a meaningful predictor of future performance.

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

In connection with the management of multi-site clinical trials, we pay, on behalf of our customers, fees to investigators and test subjects as well as other out-of-pocket costs for items such as travel, printing, meetings and couriers. In some cases, we contract directly with these third parties and are obligated to pay these costs as the principal. In other cases, our customers contract directly with these parties and ask us to pay them on their behalf as an administrative agent. Whether we pay these as principal or agent, our clients reimburse us for these costs. As required by Emerging Issues Task Force 01-14, amounts paid by us as a principal for out-of-pocket costs are included in direct costs as reimbursable out-of-pocket expenses and the reimbursements we receive as a principal are reported as reimbursed out-of-pocket revenue. In our statements of operations, we combine amounts paid by us as an agent for out-of-pocket costs with the corresponding reimbursements, or revenue, we receive as an agent. During the three months ended September 30, 2005 and 2006, fees paid to investigators and other fees we paid as an agent and the associated reimbursements were approximately $65.1 million and $71.1 million, respectively.

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

Three Months Ended September 30, 2005 versus Three Months Ended September 30, 2006

The following table sets forth amounts from our consolidated condensed financial statements along with the dollar and percentage change for the three months ended September 30, 2005 compared to the three months ended September 30, 2006.

	Three Months Ended September 30, (unaudited)
(in thousands, except per share data)	2005	2006	$ Inc (Dec)	% Inc (Dec)
Net revenue:
Development	$235,148	$285,348	$50,200	21.3%
Discovery Sciences	19,458	4,456	(15,002)	(77.1)
Reimbursed out-of-pockets	18,674	23,344	4,670	25.0

Total net revenue	273,280	313,148	39,868	14.6

Direct costs:
Development	118,910	144,121	25,211	21.2
Discovery Sciences	2,178	2,416	238	10.9
Reimbursable out-of-pocket expenses	18,674	23,344	4,670	25.0

Total direct costs	139,762	169,881	30,119	21.6

Research and development expenses	1,967	1,887	(80)	(4.1)
Selling, general and administrative expenses	64,417	77,247	12,830	19.9
Depreciation	10,135	12,008	1,873	18.5
Amortization	279	84	(195)	(69.9)
Loss on impairment and disposal of assets	25	42	17	68.0

Income from operations	56,695	51,999	(4,696)	(8.3)

Impairment of equity investment	(3,797)	—	3,797	(100.0)
Interest and other income, net	2,803	3,778	975	34.8

Income before provision for income taxes	55,701	55,777	76	0.1
Provision for income taxes	19,941	18,964	(977)	(4.9)

Net income	$35,760	$36,813	$1,053	2.9%

Net income per diluted share	$0.31	$0.31	$0.00	0.0%

Total net revenue increased $39.9 million to $313.1 million in the third quarter of 2006. The increase in total net revenue resulted from an increase in our Development segment revenue. The Development segment generated net revenue of $285.3 million, which accounted for 91.1% of total net revenue for the third quarter of 2006. The 21.3% increase in Development net revenue was primarily attributable to an increase in the level of global Phase II through IV services we provided in the third quarter of 2006 as compared to 2005.

The Discovery Sciences segment generated net revenue of $4.5 million in the third quarter of 2006, a decrease of $15.0 million from the third quarter of 2005. The higher 2005 Discovery Sciences net revenue was attributable to the $15.0 million up-front payment we received from Takeda in connection with the DPP4 collaboration agreement during the third quarter of 2005.

Total direct costs increased $30.1 million to $169.9 million in the third quarter of 2006 primarily as the result of an increase in the Development segment direct costs. Development direct costs increased $25.2 million to $144.1 million in the third quarter of 2006. The primary reason for this was an increase in personnel costs of $21.1 million due to the hiring of additional employees in our global Phase II through IV division. The increase in personnel costs include stock compensation expense in the third quarter of 2006 of $1.9 million as compared to stock compensation expense of

$1.6 million in the third quarter of 2005 recorded in connection with the adoption of SFAS No. 123 (revised).

SG&A expenses increased $12.8 million to $77.2 million in the third quarter of 2006. As a percentage of total net revenue, SG&A expenses increased to 24.7% in the third quarter of 2006 compared to 23.6% in the third quarter of 2005. The increase in SG&A expenses includes additional personnel costs of $11.6 million. The increase in personnel costs resulted from changes in utilization levels due to an increased level of new hires, higher levels of operations infrastructure and administrative personnel and additional stock compensation costs of $0.6 million in connection with the adoption of SFAS No. 123 (revised). In addition, we recorded $0.6 million related to additional provisions for bad debt expense due to the write-off of accounts receivable from a biotechnology client that is insolvent.

Depreciation expense increased $1.9 million to $12.0 million in the third quarter of 2006. The increase was related to the depreciation of the property and equipment we acquired to accommodate our growth, a significant portion of which related to information technology system investments we made in 2005. Capital expenditures were $40.7 million in the third quarter of 2006. Capital expenditures included $18.3 million for our new corporate headquarters building and related parking facility in Wilmington, North Carolina, $6.5 million for computer software and hardware, $4.9 million for construction related to our new building in Scotland, $4.7 million related to leasehold improvements at various sites, with approximately a third of these costs related to our new facility in Austin, Texas for our Phase II-IV personnel, and $2.4 million for additional scientific equipment for our laboratory units.

Income from operations decreased $4.7 million to $52.0 million in the third quarter of 2006. As a percentage of net revenue, income from operations decreased to 16.6% in the third quarter of 2006 from 20.7% in the third quarter of 2005. Income from operations for the third quarter of 2005 included a $15.0 million up-front payment from Takeda in connection with the DPP4 collaboration.

During the third quarter of 2005, we recorded a charge to earnings of $3.8 million relating to our investment in Spotlight Health, Inc. The write-down of Spotlight Health consisted of our equity investment of $2.2 million and a liability of $1.6 million based on the outstanding balance as of September 30, 2005 of Spotlight Health’s revolving line of credit that we guaranteed.

Interest and other income increased $1.0 million to $3.8 million in the third quarter of 2006. This increase resulted primarily from higher interest income due to higher interest rates and a larger average balance of cash, cash equivalents and short-term investments.

Our provision for income taxes decreased $1.0 million to $19.0 million in the third quarter of 2006. Our effective income tax rate for the third quarter of 2006 was 34.0% compared to 35.8% for the third quarter of 2005. The difference is primarily due to the tax on the repatriation of foreign earnings in 2005 and the change in geographic distribution of our pretax earnings among locations with varying tax rates.

Net income of $36.8 million in the third quarter of 2006 represents an increase of 2.9% from $35.8 million in the third quarter of 2005. Third quarter 2005 net income included the $15.0 million up-front payment that we received from Takeda in connection with the DPP4 collaboration. Net income per diluted share remained constant at $0.31 for the third quarter of 2006.

Nine Months Ended September 30, 2005 versus Nine Months Ended September 30, 2006

The following table sets forth amounts from our consolidated condensed financial statements along with the dollar and percentage change for the nine months ended September 30, 2005 compared to the nine months ended September 30, 2006.

	Nine Months Ended September 30, (unaudited)
(in thousands, except per share data)	2005	2006	$ Inc (Dec)	% Inc (Dec)
Net revenue:
Development	$672,931	$821,987	$149,056	22.2%
Discovery Sciences	35,954	27,955	(7,999)	(22.2)
Reimbursed out-of-pockets	53,591	71,528	17,937	33.5

Total net revenue	762,476	921,470	158,994	20.9

Direct costs:
Development	342,891	412,560	69,669	20.3
Discovery Sciences	6,212	6,893	681	11.0
Reimbursable out-of-pocket expenses	53,591	71,528	17,937	33.5

Total direct costs	402,694	490,981	88,287	21.9

Research and development expenses	22,233	3,829	(18,404)	(82.8)
Selling, general and administrative expenses	184,049	228,478	44,429	24.1
Depreciation	28,006	34,317	6,311	22.5
Amortization	846	481	(365)	(43.1)
Loss on impairment and disposal of assets	275	1,428	1,153	419.3
Gain on exchange of assets	(5,144)	—	5,144	(100.0)

Income from operations	129,517	161,956	32,439	25.0

Impairment of equity investment	(3,797)	—	3,797	(100.0)
Interest and other income, net	6,875	11,258	4,383	63.8

Income before provision for income taxes	132,595	173,214	40,619	30.6
Provision for income taxes	43,155	58,141	14,986	34.7

Net income	$89,440	$115,073	$25,633	28.7%

Net income per diluted share	$0.77	$0.97	$0.20	26.0%

Total net revenue increased $159.0 million to $921.5 million in the first nine months of 2006. The increase in total net revenue resulted from an increase in our Development segment revenue. The Development segment generated net revenue of $822.0 million, which accounted for 89.2% of total net revenue for the first nine months of 2006. The 22.2% increase in Development net revenue was primarily attributable to an increase in the level of global CRO Phase II through IV services we provided in the first nine months of 2006 as compared to the first nine months of 2005.

The Discovery Sciences segment generated net revenue of $28.0 million in the first nine months of 2006, a decrease of $8.0 million from the first nine months of 2005. The higher 2005 Discovery Sciences net revenue was mainly attributable to the $10.0 million milestone payment from ALZA Corporation we received in 2005 for the filing of the dapoxetine NDA. This was partially offset by increased revenue generated by our preclinical oncology division in the first nine months of 2006 as compared to the first nine months of 2005. We received $15.0 million from Takeda in connection with the DPP4 collaboration in each of the first nine months of 2005 and 2006.

Total direct costs increased $88.3 million to $491.0 million in the first nine months of 2006 primarily as the result of an increase in Development segment direct costs. Development direct costs increased $69.7 million to $412.6 million in the first nine months of 2006. The primary reason for this was an increase in personnel costs of $62.9 million due to additional employees in our global Phase II through IV division. The increase in personnel costs include stock compensation expense of $4.8 million for the first nine months of both 2006 and 2005 recorded in connection with the adoption of SFAS No. 123 (revised). The remaining increase in the development direct costs is primarily due to increased facility costs of $7.7 million related to the increase in personnel.

R&D expenses decreased $18.4 million to $3.8 million in the first nine months of 2006. R&D expenses decreased primarily as a result of decreased spending in connection with the DPP4 program with Takeda. Under the DPP4 agreement with Takeda that we entered into in July 2005, Takeda assumed the obligation to fund future development and commercialization costs of the DPP4 inhibitor program.

SG&A expenses increased $44.4 million to $228.5 million in the first nine months of 2006. As a percentage of total net revenue, SG&A expenses increased to 24.8% in the first nine months of 2006 compared to 24.1% in the first nine months of 2005. The increase in SG&A expenses includes additional personnel costs of $34.7 million. The increase in personnel costs related mainly to changes in utilization levels due to an increased level of new hires and higher levels of operations infrastructure and administrative personnel and additional stock compensation costs of $1.3 million in connection with the adoption of SFAS No. 123 (revised). The increase in SG&A costs also includes an additional $1.6 million in recruiting costs to hire additional personnel and an increase of $2.0 million in travel costs due to training initiatives for new and existing operations personnel and increased travel related to additional personnel in administrative functions. In addition, SG&A costs include an increase of $2.0 million in accounting and legal fees.

Depreciation increased $6.3 million to $34.3 million in the first nine months of 2006. The increase was related to property and equipment we acquired to accommodate our growth, a significant portion of which related to information technology system investments we made in 2005. Capital expenditures were $106.6 million in the first nine months of 2006. Capital expenditures included $49.0 million for our new corporate headquarters building and related parking facility in Wilmington, North Carolina, $20.8 million for computer software and hardware, $12.3 million related to leasehold improvements at various sites, $8.3 million related to construction in progress and $7.3 million for additional scientific equipment for our Phase I and laboratory units.

Income from operations increased $32.4 million to $162.0 million in the first nine months of 2006. As a percentage of net revenue, income from operations increased to 17.6% of net revenue in the first nine months of 2006 from 17.0% in the first nine months of 2005. Income from operations in the first nine months of 2006 included a significant decrease in R&D expenses as discussed above and a $1.4 million loss on disposal of assets, composed of $0.8 million related to disposal of assets in our biomarker business, $0.2 million related to the disposal of an intangible asset and a $0.4 million impairment related to the value of our building in Leicester, United Kingdom. This building was the site of our former U.K. Phase I operations. Income from operations in the first nine months of 2005 included a $5.1 million gain on exchange of assets associated with the acquisition of SurroMed’s biomarker business. Income from operations for the first nine months of 2005 also included a $10.0 million milestone payment related to the filing of the dapoxetine NDA.

During the first nine months of 2005, we recorded a charge to earnings of $3.8 million relating to our investment in Spotlight Health, Inc. The write-down of Spotlight Health consisted of our investment of $2.2 million and a liability of $1.6 million based on the outstanding balance as of September 30, 2005 of Spotlight Health’s revolving line of credit that we guaranteed.

Interest and other income increased $4.4 million to $11.3 million in the first nine months of 2006. This increase resulted primarily from higher interest income due to higher interest rates and a larger average balance of cash, cash equivalents and short-term investments.

Our provision for income taxes increased $15.0 million to $58.1 million in the first nine months of 2006. Our effective income tax rate for the first nine months of 2006 was 33.6% compared to 32.5% for the first nine months of 2005. The effective tax rate for the first nine months of 2006 was positively impacted by 1.6% by the recognition of benefit for state economic development tax credits as well as a decrease in liabilities for tax contingencies and a decrease in the valuation allowance due to the closing of certain state tax statutes and audits. The effective tax rate for the first nine months of 2005 was positively impacted by a $6.3 million reduction in the valuation allowance provided for the deferred tax asset relating to capital loss carryforwards. The reduction was a result of the utilization of capital loss carryforwards that previously had a valuation allowance recorded against them as well as the recognition of capital gains for the SurroMed transaction, the dapoxetine NDA milestone payment from ALZA Corporation received in the first quarter of 2005 and the $15.0 million up-front payment received from Takeda during the third quarter of 2005 with respect to the DPP4 program. This reduction in the valuation allowance decreased the effective tax rate by 4.4%. The remaining difference in our effective tax rates for the first nine months of 2006 compared to the first nine months of 2005 is due to the tax on the repatriation of foreign earnings in 2005 and the change in the geographic distribution of our pretax earnings among locations with varying tax rates.

Net income of $115.1 million in the first nine months of 2006 represents an increase of 28.7% from $89.4 million in the first nine months of 2005. Net income per diluted share of $0.97 in the first nine months of 2006 represents a 26.0% increase from net income per diluted share of $0.77 in the first nine months of 2005. Net income per diluted share during the first nine months of 2005 included $0.035 per share, net of tax, for the gain on exchange of assets associated with the acquisition of SurroMed’s biomarker business.

Liquidity and Capital Resources

As of September 30, 2006, we had $120.9 million of cash and cash equivalents and $251.4 million of short-term investments. Our cash and cash equivalents are invested in financial instruments that are rated A or better by Standard & Poor’s or Moody’s and earn interest at market rates. Our expected primary cash needs on both a short- and long-term basis are for capital expenditures, including our new corporate headquarters facility, expansion of services, possible acquisitions, investments and compound partnering collaborations, geographic expansion, dividends, working capital and other general corporate purposes. We have historically funded our operations, dividends and growth, including acquisitions, primarily with cash flow from operations. In the first quarter of 2006, we entered into a construction loan to finance the construction of our new corporate headquarters building and related parking facility in Wilmington, North Carolina.

In the first nine months of 2006, our operating activities provided $116.4 million in cash as compared to $135.0 million for the same period last year. The decrease in cash flow from operations is primarily due to a decrease in cash related to changes in operating assets and liabilities, net, of $56.2 million in the first nine months of 2006 compared to an increase of $5.1 million for the same period in 2005. This decrease was partially offset by a $25.6 million increase in net income, an increase in the provision for deferred income taxes of $6.6 million, an increase in depreciation and amortization of $5.9 million and a gain on exchange of assets of $5.1 million in 2005. The decrease related to changes in operating assets and liabilities in 2006 primarily consisted of an increase of $79.6 million in growth of receivables and unbilled services and an increase of $10.2 million in prepaids and other current assets, partially offset by an increase of $11.9 million related to accounts payable and other accrued expenses, an increase of $11.8 million in accrued income taxes and an increase of $7.8 million in unearned income. Fluctuations in receivables and unearned income occur on a regular basis as we perform services, achieve milestones or other billing criteria, send invoices to clients and collect outstanding accounts receivable. Such activity varies by individual client and contract.

In the first nine months of 2006, we used $227.1 million in cash related to investing activities. We used cash to purchase available-for-sale investments of $601.7 million, make capital expenditures of $106.6 million, purchase a note receivable for $7.5 million and purchase investments of $1.0 million. These amounts were offset by maturities and sales of available-for-sale investments of $488.2 million and proceeds from the sale of an investment of $1.5 million. We expect our capital expenditures for the remainder of 2006 to be approximately $40 million to $45 million. This projection includes updated construction cost estimates for the remainder of this year of approximately $25 million for the new corporate headquarters building and the related parking facility. The majority of the remaining forecasted capital expenditures are related to up-fit costs for facilities, information technology expenditures and additional laboratory equipment.

In the first nine months of 2006, our financing activities provided $46.5 million in cash. We received $39.0 million in borrowings under our new construction loan, $19.1 million in proceeds from stock option exercises and purchases under our employee stock purchase plan and $4.3 million in income tax benefits from the exercise of stock options and disqualifying dispositions of stock. These amounts were offset by dividend payments of $8.8 million, repayments of $6.0 million on long-term debt and repayments of capital lease obligations of $1.1 million.

The following table sets forth amounts from our consolidated balance sheet affecting our working capital, along with the dollar amount of the change from December 31, 2005 to September 30, 2006.

(in thousands)	December 31, 2005	September 30, 2006	$ Inc (Dec)
Current assets:
Cash and cash equivalents	$182,000	$120,858	$(61,142)
Short-term investments	137,820	251,351	113,531
Accounts receivable and unbilled services, net	303,386	388,112	84,726
Income tax receivable	14	107	93
Investigator advances	13,578	11,311	(2,267)
Prepaid expenses and other current assets	34,651	54,503	19,852
Deferred tax assets	11,435	12,044	609

Total current assets	$682,884	$838,286	$155,402

Current liabilities:
Accounts payable	$10,363	$15,678	$5,315
Payables to investigators	43,126	39,368	(3,758)
Accrued income taxes	18,099	28,117	10,018
Other accrued expenses	119,304	137,742	18,438
Deferred tax liabilities	85	97	12
Unearned income	162,662	174,035	11,373
Current maturities of long-term debt and capital lease obligations	1,607	534	(1,073)

Total current liabilities	$355,246	$395,571	$40,325

Working capital	$327,638	$442,715	$115,077

Working capital as of September 30, 2006 was $442.7 million, compared to $327.6 million at December 31, 2005. The increase in working capital was due primarily to the increases in short-term investments, accounts receivable and unbilled services, and prepaid expenses and other current assets. These increases were partially offset by a decrease in cash and cash equivalents, an increase in accrued income taxes due to higher pretax income, an increase in unearned income and an increase in other accrued expenses.

The number of days’ revenue outstanding in accounts receivable and unbilled services, net of unearned income, also known as DSO, was 32.8 and 42.8 days as of September 30, 2005 and 2006, respectively. We calculate DSO by dividing accounts receivable and unbilled services less unearned income by average daily gross revenue for the applicable period. Accounts receivable as of September 30, 2006 were $246.9 million, of which 92.2% was less than 60 days old. Unbilled services totaled $141.2 million at September 30, 2006 and remained flat over the unbilled services balance as of June 30, 2006. Unearned income as of September 30, 2006 was $174.0 million, which represented 44.8% of our accounts receivable and unbilled services balance. This percentage has decreased from September 30, 2005 when our unearned income of $145.6 million represented 54.1% of our accounts receivable and unbilled services balance. This decrease in unearned income as a percentage of receivables and unbilled services is one of the causes of our increase in DSO. Over the past three years, our year-to-date DSO has fluctuated between 32.2 days and 42.8 days. We expect DSO will continue to fluctuate in the future depending on contract terms, the mix of contracts performed within a quarter, the levels of investigator advances and unearned income, and our success in collecting receivables.

In July 2006, we renewed our $50.0 million revolving credit facility with Bank of America, N. A. Indebtedness under the facility is unsecured and subject to traditional covenants relating to financial ratios and restrictions on certain types of transactions. This revolving credit facility does not expressly restrict or limit the payment of dividends, and we do not expect any of the covenants to affect our ability to pay dividends under our cash dividend policy for the foreseeable future. Outstanding borrowings under the facility bear interest at an annual fluctuating rate equal to the one-month London Interbank Offered Rate, or LIBOR, plus a margin of 0.60%. Borrowings under this credit facility are available to provide working capital and for general corporate purposes. As of September 30, 2006, no amounts were outstanding under this credit facility and we were in compliance with the covenants in the loan agreement. The aggregate amount we are able to borrow has been reduced by $1.25 million due to outstanding letters of credit issued under this facility. This credit facility is currently scheduled to expire in June 2007, at which time any outstanding balance will be due.

In February 2006, we entered into an $80.0 million construction loan facility with Bank of America, N.A. This new construction loan facility is in addition to the $50.0 million revolving credit facility discussed above. Indebtedness under the construction loan facility is unsecured and is subject to the same covenants as the revolving credit facility and additional covenants commonly used in construction loan agreements. In addition, we must maintain at least $50.0 million in cash, cash equivalents and short-term investments while the loan is outstanding. Borrowings under this credit facility are available to finance the construction of our new corporate headquarters building and related parking facility in Wilmington, North Carolina and will bear interest at an annual fluctuating rate equal to the one-month LIBOR plus a margin of 0.60%. Interest on amounts borrowed under this construction loan facility is payable quarterly. This credit facility has a term of two years and will mature in February 2008, at which time the entire principal balance and all accrued and unpaid interest will be due. As of September 30, 2006, we had borrowed approximately $56.1 million under this facility.

On October 3, 2005, our Board of Directors adopted a cash dividend policy. We paid the first quarterly cash dividend under our dividend policy in the fourth quarter of 2005, and in each of the first three quarters of 2006, we paid a similar dividend of $0.025 per share. In October 2006, our Board of Directors amended the annual cash dividend policy to increase the annual dividend rate by 20 percent, from $0.10 to $0.12 per year, payable quarterly at a rate of $0.03 per share. We expect the new dividend rate will be effective beginning in the fourth quarter of 2006. The cash dividend policy and the payment of future quarterly cash dividends under that policy are not guaranteed and are subject to the discretion of and continuing determination by our Board of Directors that the policy remains in the best interests of our shareholders and in compliance with applicable laws and agreements.

In May 2006, we sold our 2.0 million shares of Chemokine Therapeutics Corp. preferred stock for total consideration of $1.5 million and recorded a gain on sale of our investment of $0.8 million. In addition, we surrendered our license rights to Chemokine’s compound CTCE-0214 in exchange for $0.1 million and potential milestone payments up to $2.5 million.

In September 2005, we became a limited partner in Bay City Capital Fund IV, L.P., a venture capital fund formed to invest in life sciences companies. We have committed to invest up to a maximum of $10.0 million in the Bay City Fund IV. Capital calls during the first nine months of 2006 totaled $1.1 million, of which we accrued $0.3 million as of September 30, 2006 and subsequently paid in October 2006. Aggregate capital calls through September 30, 2006 totaled $3.0 million. Because no capital call can exceed 20% of our aggregate capital commitment, we anticipate that our remaining capital commitment of $7.0 million will be invested through a series of future capital calls over the next several years. Our capital commitment will expire in June 2009.

In November 2003, we became a limited partner in A. M. Pappas Life Science Ventures III, L.P., a venture capital fund formed to invest in life sciences, healthcare and technology industries. We have committed to invest up to a maximum of $4.75 million in this fund. The first capital call was made in January 2005. Capital calls during the first nine months of 2006 totaled $0.2 million. Aggregate capital calls through September 30, 2006 totaled $0.9 million. Because no capital call can exceed 10% of our aggregate capital commitment, we anticipate that our remaining capital commitment of $3.85 million will be invested through a series of future capital calls over the next several years. Our capital commitment will expire in May 2009.

In March 2005, we entered into a lease for additional space in Austin, Texas for our Phase II through IV operations. The additional space is adjacent to our new Phase I clinic. To induce us to enter into the lease for additional space, the landlord deposited $5.5 million into an escrow account to be used to reimburse us for the rent and other expenses paid by us under the lease for the existing facilities after July 1, 2005 and the costs and expenses to sublease those facilities. We accounted for the amount to be received from the escrow account as a lease incentive that would be recognized in income over the life of the ten-year term of the lease. In April 2006, we agreed to settle a dispute with the landlord relating to this escrow account. Under the terms of the settlement, we received $4.3 million in full and final settlement of all claims.

In February 2005, we acquired substantially all of SurroMed’s assets related to its biomarker business. As part of this acquisition, we agreed to guarantee repayment of up to $1.5 million under a SurroMed bank loan with a maturity date of December 31, 2006. In February 2006, this amount was reduced to $0.8 million and SurroMed pledged a $0.5 million certificate of deposit to secure payment of the bank loan. In accordance with the requirements of FASB

Statement No. 5, “Accounting for Contingencies”, as clarified by FASB Interpretation No. 45, we have recorded a liability in the amount of $25,000 as of September 30, 2006 for the estimated fair value of the net obligation assumed under this guarantee.

In January 2005, we acquired approximately 7.5 acres of property located in downtown Wilmington, North Carolina, on which we are constructing a new headquarters building. The new facility will be approximately 400,000 square feet and is expected to be completed in late 2006 or early 2007. At that time, we will begin consolidating our Wilmington operations into the new building. The total cost for the construction and up-fit of the new building is expected to be approximately $100.0 million. In addition, we are constructing a parking facility on an adjacent tract of land that will serve this new building and will cost approximately $18.0 million. The purchase price of the land for the new building was approximately $2.8 million. In connection with the sale of the 7.5-acre tract, the seller, Almont Shipping Company, refinanced existing liens on the property with the proceeds of an $8.0 million loan from Bank of America, N.A. This loan was secured by a lien on substantially all of Almont’s assets, including a 28-acre tract of land adjacent to our tract. This loan was also secured by a guarantee from us. In March 2006, the loan matured and Almont filed a petition for relief under Chapter 11 of the United States Bankruptcy Code. In early April 2006, Bank of America demanded payment of the loan under our guarantee. We subsequently purchased the secured note and all related loan documents for approximately $7.5 million. The note bears interest at a fluctuating rate equal to the one-month LIBOR plus a margin of 1.50% and is secured by a first lien deed of trust on the 28-acre tract of land. The land is currently under a contract for sale for a purchase price in excess of the loan amount. We have agreed in principle to accept a note from the buyers of the land in the amount of $6.5 million in refinance of the note currently held by us. The closing is subject to satisfaction of certain conditions precedent, including the approval by the Bankruptcy Court of amendments to the sale contract and other matters. If the closing occurs, the note from the buyers will be secured by a first lien on a 17-acre portion of the 28-acre tract, a second lien on the remainder of that tract and personal guarantees of the principals of the buyers.

As of September 30, 2006, we had liabilities of $7.3 million for certain unsettled matters in connection with tax positions taken on our tax returns, including interpretations of applicable income tax laws and regulations. We establish a reserve when, despite management’s belief that our tax returns reflect the proper treatment of all matters, the treatment of certain tax matters is likely to be challenged. Significant judgment is required to evaluate and adjust the reserves in light of changing facts and circumstances. Further, a number of years may lapse before a particular matter for which we have established a reserve is audited and finally resolved. While it is difficult to predict the final outcome or the timing of resolution of any particular tax matter, management believes that the reserves of $7.3 million reflect the probable outcome of known tax contingencies. We believe it is unlikely that the resolution of these matters will have a material adverse effect on our financial position or results of operations, as presented.

In August 2005, we amended our September 2004 royalty stream purchase agreement with Accentia. Under the terms of the amended agreement, we agreed to provide specified clinical development services to Accentia in connection with two pivotal Phase III trials for SinuNase® for the treatment of chronic sinusitis. In exchange for providing these services, Accentia agreed to pay us a royalty equal to 14% of the net sales of specified SinuNase products if approved for sale by the FDA. Our obligation to provide clinical development services expired on December 31, 2005. Accentia continued the development of SinuNase and in April 2006, the FDA granted SinuNase fast-track status. In October 2006, we amended the August 2005 amended royalty stream purchase agreement and renewed our commitment to provide specified clinical development services to Accentia in connection with a Phase III trial for SinuNase up to a specified dollar limitation. In exchange for providing these services, Accentia renewed its agreement to pay us a royalty of 14% of net sales of specified SinuNase products if approved for sale. Under the amended agreement, either party has the option to terminate the agreement at any time on or before December 31, 2006, in which case Accentia is obligated to pay us in cash for our services rendered through that date. Accentia anticipates that the Phase III trial for SinuNase will start in the fourth quarter of 2006.

We have been involved in compound development and commercialization collaborations since 1997. We developed a risk-sharing research and development model to help pharmaceutical and biotechnology clients develop compounds. Through collaborative arrangements based on this model, we assist our clients by sharing the risks and potential rewards associated with the development and commercialization of drugs at various stages of development. Including the collaboration with Accentia discussed above, we currently have four such arrangements that involve the potential future receipt of one or more of the following: payments upon the achievement of specified development and regulatory milestones; royalty payments if the compound is approved for sale; sales-based milestone payments; and a share of net sales up to a specified dollar limit. The compounds that are the subject of these collaborations are still in development and have not been approved for sale in any country. Our collaboration with ALZA Corporation, a subsidiary of Johnson & Johnson, or J&J, for dapoxetine requires us to pay a royalty of 5% on annual net sales of the compound in excess of $800 million. In addition, J&J received a not-approvable letter from the FDA in October 2005, but has continued the global development program and stated that it anticipates resubmitting the NDA with the FDA in 2007. As a result of the risks associated with drug development, including obtaining regulatory approval to sell in any country, the receipt of any further milestone payments, royalties or other payments is uncertain. During the first quarter of 2006, we earned a $15.0 million milestone payment under our DPP4 collaboration with Takeda.

Under most of our agreements for Development services, we agree to indemnify and defend the sponsor against third party claims based on our negligence or willful misconduct. Any successful claims could have a material adverse effect on our financial condition, results of operations and future prospects.

We expect to continue expanding our operations through internal growth, strategic acquisitions and investments. We expect to fund these activities and the payment of future cash dividends from existing cash, cash flow from operations and, if necessary or appropriate, borrowings under our existing or future credit facilities. We believe that these sources of liquidity will be sufficient to fund our operations and dividends for the foreseeable future. From time to time, we evaluate potential acquisitions, investments and other growth opportunities that might require additional external financing, and we might seek funds from public or private issuances of equity or debt securities. While we believe we have sufficient liquidity to fund our operations for the foreseeable future, our sources of liquidity and ability to pay dividends could be affected by our dependence on a small number of industries and clients; compliance with regulations; international risks; breach of contract, personal injury or other tort claims; environmental or intellectual property claims; or other factors described below under “Critical Accounting Policies and Estimates”, “Potential Liability and Insurance”, “Potential Volatility of Quarterly Operating Results and Stock Price” and “Quantitative and Qualitative Disclosures about Market Risk”. In addition, see “Risk Factors”, “Contractual Obligations and Commercial Commitments” and “Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2005.

Critical Accounting Policies and Estimates

Prior to January 1, 2006, we accounted for our stock-based compensation plan in accordance with the intrinsic value provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, or APB No. 25, and provided the required pro forma disclosures of SFAS No. 123, “Accounting for Stock-Based Compensation”. Accordingly, because all stock options granted had an exercise price equal to the market value of the underlying common stock on the date of the grant, no expense related to employee stock options was recognized. Also, as the employee stock purchase plan was considered noncompensatory, no expense related to this plan was recognized. However, expense related to the grant of restricted stock was recognized in the income statement under APB No. 25.

Effective January 1, 2006, we adopted SFAS No. 123 (revised) using the modified retrospective application method. Accordingly, we measure stock-based compensation cost at grant date, based on the fair value of the award, and recognize it as expense over the employee’s requisite service period. In accordance with the modified retrospective application method, financial statements for all periods prior to January 1, 2006 have been adjusted to give effect to the fair-value based method of accounting for all awards granted in fiscal years beginning after December 15, 1994. Amounts previously disclosed as pro forma adjustments have been reflected in earnings for all prior periods. The details of the impact of the retrospective application of SFAS No. 123 (revised) on previously reported amounts in our Consolidated Condensed Statement of Operations as of September 30, 2005 and our Consolidated Balance Sheet as of December 31, 2005 are shown in Note 9 to the Notes to Consolidated Condensed Financial Statements.

As of September 30, 2006, the total unrecognized compensation cost related to non-vested stock options was approximately $37.0 million. This cost is expected to be recognized over a weighted-average period of 2.14 years in accordance with the vesting periods of the options. As of September 30, 2006, the total unrecognized compensation cost related to non-vested restricted stock was approximately $2.4 million. This cost is expected to be recognized over a weighted-average period of 1.89 years in accordance with the vesting periods of the restricted stock. Our employee stock purchase plan has two six-month offering periods (each an “Offering Period”) each year, beginning January 1 and July 1, respectively. As of September 30, 2006, the total unrecognized compensation cost related to employee stock purchase plan shares for the current Offering Period was approximately $0.5 million. This cost is expected to be recognized over the remaining three months of the Offering Period.

The fair value of each option award is estimated on the grant date using the Black-Scholes option-pricing model. See Note 9 of our Notes to Consolidated Condensed Financial Statements for details regarding the assumptions used in estimating fair value for the quarters ended September 30, 2005 and 2006 regarding our equity compensation plan and our employee stock purchase plan.

There were no other material changes to our critical accounting policies and estimates in the first nine months of 2006. For detailed information on our other critical accounting policies and estimates, see our Annual Report on Form 10-K for the year ended December 31, 2005.

Recent Accounting Pronouncements

Recently issued accounting standards relevant to our financial statements, which are described in “Recent Accounting Pronouncements” in Note 1 to the Notes to Consolidated Condensed Financial Statements are:

Date	Title	Effective Date

December 2004	SFAS No. 123 (revised 2004), “Share-Based Payment”	First fiscal year that begins after June 15, 2005

March 2005	Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligation”	End of fiscal years ending after December 15, 2005

May 2005	SFAS No. 154, “Accounting Changes and Error Corrections”	Fiscal years beginning after December 15, 2005

June 2005	EITF Issue 05-6, “Determining the Amortization Period for Leasehold Improvements Purchased after Lease Inception or Acquired in a Business Combination”	Reporting periods beginning after June 29, 2005

October 2005	Staff Position FAS 13-1, “Accounting for Rental Costs Incurred During a Construction Period”	First reporting period beginning after December 15, 2005

November 2005	Staff Position FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments”	Reporting periods beginning after December 15, 2005

June 2006	EITF Issue 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation)”	Reporting periods beginning after December 15, 2006

June 2006	Staff Position FIN 46(R)-6, “Determining the Variability to Be Considered in Applying FASB Interpretation No. 46(R)”	First day of the reporting period beginning after June 15, 2006

July 2006	Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109”	Fiscal years beginning after December 15, 2006

September 2006	SFAS No. 157, “Fair Value Measurements”	Fiscal years beginning after November 15, 2007 and interim periods within those years

Date	Title	Effective Date
September 2006	SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R)”	Recognition of asset and liability of funded status – fiscal years ending after December 15, 2006. Measure-ment date provision – fiscal years ending after December 15, 2008

September 2006	Staff Accounting Bulletin 108 “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements”	Fiscal years ending after November 15, 2006

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

Potential Volatility of Quarterly Operating Results and Stock Price

Our quarterly and annual operating results have fluctuated in the past, and we expect that they will continue to fluctuate in the future. Factors that could cause these fluctuations to occur include:

•	management of growth;

•	the timing and level of new business authorizations;

•	the timing of the initiation, progress or cancellation of significant projects;

•	the timing and amount of costs associated with R&D and compound partnering collaborations;

•	the timing of our Discovery Sciences segment milestone payments or other revenue;

•	our ability to recruit and retain experienced personnel;

•	the timing of the opening of new offices;

•	the timing of other internal expansion costs;

•	exchange rate fluctuations between periods;

•	our dependence on a small number of industries and clients;

•	the mix of products and services sold in a particular period;

•	pricing pressure in the market for our services;

•	rapid technological change;

•	the timing and amount of start-up costs incurred in connection with the introduction of new products and services;

•	the timing and extent of new government regulations;

•	intellectual property risks;

•	impairment of investments or intangible assets; and

•	the timing and amount of costs associated with integrating acquisitions.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to foreign currency risk by virtue of our international operations. We derived approximately 26.9% and 33.1% of our net revenues for the three months ended September 30, 2005 and 2006, respectively, from operations outside the United States. We generally reinvest funds generated by each subsidiary in the country where they are earned. However, in 2005, we repatriated $48.0 million of undistributed earnings in the form of dividends from our foreign affiliates under the American Jobs Creation Act of 2004. Our operations in the United Kingdom generated more than 35.0% of our net revenue from international operations during the three months ended September 30, 2006. Accordingly, we are exposed to adverse movements in foreign currencies, predominately in the pound sterling.

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

We also have currency risk resulting from the passage of time between the invoicing of customers under contracts and the collection of customer payments against those invoices. If a contract is denominated in a currency other than the subsidiary’s local currency, we recognize a receivable at the time of invoicing for the local currency equivalent of the foreign currency invoice amount. Changes in exchange rates from the time the invoice is prepared until payment from the customer will result in our receiving either more or less in local currency than the local currency equivalent of the receivable. We recognize this difference as a foreign currency transaction gain or loss, as applicable, and report it in other income, net. If the exchange rate on accounts receivable balances denominated in pounds sterling were to change by 10%, the result to foreign currency transaction gain or loss would have been $2.0 million as of September 30, 2006.

Our strategy for managing foreign currency risk relies primarily on receiving payment in the same currency used to pay expenses and from time to time using foreign currency derivatives, such as forward exchange contracts. As of September 30, 2006, we had open foreign exchange derivative contracts with a face amount totaling $8.7 million to buy the local currencies of our foreign subsidiaries. The estimated fair value of our foreign currency derivative portfolio resulted in us recording a $7,000 gain as a component of prepaid expenses and other current assets and a $32,000 loss as a component of other accrued expenses. If the U.S. dollar had weakened an additional 10% relative to the pound sterling, euro and Brazilian real in the third quarter of 2006, net income would have been reduced by $2.6 million for the quarter.

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

Internal Control Over Financial Reporting

There were no changes in internal control over financial reporting during the third quarter of 2006 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Date: November 6, 2006