Form 10-K
period 2006-12-31
PHARMACEUTICAL PRODUCT DEVELOPMENT INC
filed 2007-02-27
CIK 1003124

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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

The aggregate market value of the common stock held by non-affiliates of the registrant was approximately $3.6 billion as of June 30, 2006, based on the closing price of the Common Stock on that date on the Nasdaq National Market System. Shares of common stock held by each executive officer and director and by each person who owns 10% or more of the outstanding common stock have been excluded in that such person might be deemed to be an affiliate. This determination of affiliate status might not be conclusive for other purposes.

As of February 15, 2007, there were 117,942,282 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The Company’s definitive Proxy Statement for its 2007 Annual Meeting of Stockholders (certain parts, as indicated in Part III).

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

We have been in the drug development business for more than 21 years. Our development services include preclinical programs and Phase I to Phase IV clinical development services as well as bioanalytical product testing and clinical laboratory services. We have extensive clinical trial experience including regional, national and global studies across a multitude of therapeutic areas and in various parts of the world. In addition, for marketed drugs, biologics and devices, we offer support such as product launch services, medical information, patient compliance programs, patient and disease registry programs, product safety and pharmacovigilance, Phase IV monitored studies and prescription-to-over-the-counter, or Rx-to-OTC, programs.

With offices in 28 countries and more than 9,100 professionals worldwide, we have provided services to 45 of the top 50 pharmaceutical companies in the world as ranked by 2005 healthcare research and development spending. We also work with leading biotechnology and medical device companies and government organizations that sponsor clinical research. We are one of the world’s largest providers of drug development services to pharmaceutical, biotechnology and medical device companies and government organizations based on 2006 annual net revenues generated from contract research organizations.

Building on our outsourcing relationship with pharmaceutical and biotechnology clients, we established our discovery services business in 1997. This business primarily focuses on preclinical evaluations of anticancer and diabetes therapies, biomarker discovery and patient sample analysis services and compound development and commercialization collaborations. We have developed a risk-sharing research and development model to help pharmaceutical and biotechnology clients develop compounds. Through collaborative arrangements based on this model, we assist our clients by sharing the risks and potential rewards of the development and commercialization of drugs at various stages of development.

Our integrated drug discovery and development services offer our clients a way to identify and develop drug candidates more quickly and cost-effectively. In addition, with global infrastructure, we are able to accommodate the multinational drug discovery and development needs of our clients. As a result of having core areas of expertise in discovery and development, we provide integrated services across the drug development spectrum. We use our proprietary informatics technology to support these services.

Industry Overview

Discovering and developing new drugs is an extremely expensive, high-risk and time-consuming process. Multiple industry sources cite fully capitalized drug development costs in excess of $1 billion. In addition, it generally takes between 10 and 15 years to develop a new prescription drug and obtain approval to market it in the United States.

The drug development services industry provides independent product development services to pharmaceutical, biotechnology and medical device companies, and government organizations. This industry has evolved from providing limited clinical trial services in the 1970s to a full-service industry today characterized by broader relationships with clients and by service offerings that encompass the entire drug development process, including preclinical evaluations, study design, clinical trial management, data collection, biostatistical analyses, regulatory consulting, clinical laboratory and diagnostic services, product registration and post-approval support.

Over the past 21 years, technological advances, as well as the emergence of the biotechnology industry, have dramatically changed the drug discovery process. New and improved technologies have evolved such as ultra high-throughput screening, new in vitro and in vivo preclinical profiling techniques, biomarker research and the genetic-based drug research commonly referred to as genomics. The objective of these innovations is to find more drug targets and to screen against targets much more quickly with literally millions of chemical compounds. This process is expected to produce many more molecules having the ability to affect biological activity. These molecules then need to be tested quickly and economically to determine their viability as potentially safe and effective drug candidates. Moreover, many industry participants, including pharmaceutical, biotechnology and contract research companies, have broadened their efforts to collaborate technically and financially to optimize their drug pipelines.

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

The clinical stage is the most time-consuming and expensive part of the drug development process. The drug undergoes a series of tests in humans, including healthy volunteers as well as patients with the targeted disease or condition. Human trials usually start on a small scale to assess safety and then expand to larger trials to test efficacy. These trials are usually grouped into the following three phases, with multiple trials generally conducted within each phase:

•

Phase I trials involve testing the drug on a limited number of healthy individuals, typically 20 to 80 people, to determine the drug’s basic safety data, including tolerance, absorption, metabolism and excretion. This phase lasts an average of six months to one year.

•

Phase II trials involve testing a small number of volunteer patients, typically 100 to 200 persons, who suffer from the targeted disease or condition, to determine the drug’s effectiveness and how different doses work. This phase lasts an average of one to two years.

•

Phase III trials involve testing large numbers of patients, typically several hundred to several thousand people, to verify efficacy on a large scale, as well as long-term safety. These trials involve numerous sites and generally last two to three years.

After the successful completion of all three clinical phases, a company submits to the FDA a new drug application, or NDA, for a drug or a biologic license application, or BLA, for a biologic, requesting that the product be approved for marketing. The NDA/BLA is a comprehensive, multivolume filing that includes, among other things, the results of all preclinical and clinical studies. The FDA’s review can last from a few months to several years, depending on the drug and the disease state that is being treated. Drugs that successfully complete this review may be marketed in the United States. As a condition to its approval of a drug, the FDA might require additional clinical trials following receipt of approval, in order to monitor long-term risks and benefits, to study different dosage levels or to evaluate different safety and efficacy parameters in target populations. In recent years, the FDA has increased its reliance on these trials, known as Phase IIIb and Phase IV trials.

Trends Affecting the Drug Discovery and Development Industry

The drug discovery and development services industry has been and will continue to be affected by, among others, the following trends:

Rapid Technological Change and Increased Data. Scientific and technological advancements are rapidly changing the drug discovery and development processes. The technology to understand gene function, known as functional genomics, is dramatically increasing the number of identified potential drug targets within the human body. Pharmaceuticals on the market today have historically targeted no more than an estimated 500 human gene products. With an estimated 20,000 to 25,000 human protein-coding genes, an enormous number of targets for therapeutic intervention remain untapped. This number of targets increases the need for companies to use state-of-the-art technologies to effectively validate and optimize promising targets and lead candidates. Industry participants are also looking to applications such as biomarker technology to save development time and costs, as well as enable more precise diagnosis and personalized treatment of disease. These evolving technologies and the expertise to manage them are costly and involve significant investments in capital, intellectual property and sophisticated instrumentation. Thus, drug discovery and development service firms that have the capability and expertise to provide early stage research and development services offer the potential to offset some of these investments and potentially reduce the financial risk of drug discovery efforts. Moreover, industry participants must continue to make significant investments to keep pace with competitive technologies.

Changes in the Regulatory Environment. The drug research and development process is heavily regulated by the FDA and its Center for Drug Evaluation and Research, or CDER. The war on terror, the risk of global vaccine shortages and the threat of new potential pandemics have elevated the FDA’s focus on research in the areas of bioterrorism and vaccine development. In addition, recent product safety concerns, such as cardiovascular and other risks identified as being related to COX 2 inhibitors, increases in drug and general healthcare costs and the emergence of importation issues have placed the FDA and other regulatory agencies under increased scrutiny. As a result of these and other events, drug safety, cost and availability factors are under intense monitoring and review by Congress, the FDA and other government agencies. These events are likely to cause significant changes to the regulatory environment for the drug development process and could have a lasting and pronounced impact on the drug discovery and development industry.

Government-Sponsored Drug Research and Development. Government agencies continue to be a significant source of funding for new drug and vaccine research and development. The total budget of the National Institutes of Health, or NIH, for the fiscal year 2006 was an estimated $29 billion, representing nearly 10% compound annual growth since 1998. The full year 2007 NIH budget estimate is approximately $29 billion and includes significant appropriations for drug research and development initiatives in the areas of cancer, vaccines, AIDS and chronic diseases such as diabetes. As a result, drug research and development service providers and contractors, including CROs, should continue to benefit from government-sponsored research and development initiatives.

Increase in Potential New Drug Candidates. The increase in potential new drug candidates resulting from new and enhanced drug discovery technologies has caused a bottleneck in the drug development industry, particularly in the early stages of drug development. While research and development spending and the number of drug candidates are increasing, the time and cost required to develop a new drug candidate also have increased. Many pharmaceutical and biotechnology companies do not have sufficient internal resources to pursue development of all of these new drug candidates on their own. Consequently, these companies are looking to the drug discovery and development services industry for cost-effective, innovative and rapid means of developing new drugs.

Research and Development Productivity. While the total number of compounds in clinical development has increased in the last several years, thereby increasing the aggregate spending on research and development programs associated with new drug candidates, the number of novel new drugs approved for marketing has remained relatively flat or even declined from 2000 to 2005. Pharmaceutical and biotechnology companies have responded by focusing on efforts to extend the value of existing products, improve clinical success rates, restructure and re-engineer business processes and business units and lower clinical study costs. Furthermore, many pharmaceutical and biotechnology companies have also responded to the productivity challenge by increasing their focus on licensing and collaborative arrangements to improve new drug pipelines and gain financing for future development and marketing programs. In 2006, the number of new molecular entity (NME) and BLA approvals reported by the FDA increased for the first time since 1999. In addition, the number of NDAs and INDs increased notably compared to 2005.

Biotechnology Industry Growth. The U.S. biotechnology industry has grown rapidly over the last decade or so. This industry is generating significant numbers of new drug candidates that will require development and regulatory approval. Many of these new drug candidates are now moving into clinical development, but many biotechnology companies do not have the necessary staff, operating procedures, experience or expertise to conduct clinical trials on their own. Because of the time and cost involved, these companies rely heavily on contract research organizations to conduct clinical research for their drug candidates. The ability of small and mid-sized biotech companies to attract the funding needed to sustain operations and advance clinical candidates to subsequent stages in the development process can affect the growth of the development services industry.

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

Cost Pressures of Introducing New Drugs. Market forces and governmental safety initiatives place significant pressures on pharmaceutical and biotechnology companies to reduce drug prices. In addition, increased competition as a result of patent expiration, market acceptance of generic drugs, and governmental and private managed care organization efforts to reduce healthcare costs have added to drug pricing pressures. The industry is responding by consolidating, streamlining operations, decentralizing internal discovery and development processes, and minimizing fixed costs. In addition, increased pressures to differentiate products and justify drug pricing are resulting in an increased focus on healthcare economics, safety monitoring and commercialization services. Moreover, pharmaceutical and biotechnology companies are attempting to increase the speed and efficiency of internal new drug discovery and development processes.

PPD’s Solution

We address the needs of the pharmaceutical, biotechnology and medical device industries and academic and government organizations for drug discovery and development by providing integrated services to help our clients maximize the return on their research and development investments. Our application of innovative technologies, therapeutic expertise and commitment to quality throughout the drug discovery and development process offers our clients a way to identify and develop successful drugs and devices more quickly and cost effectively. We have obtained significant drug development expertise from more than 21 years of operation, and in 2003 we expanded into the medical device industry. We use our proprietary informatics technology across our discovery and development services to support and help accelerate the process. Finally, with global infrastructure and expertise in key regions throughout the world, we are able to accommodate the multinational discovery and development needs of our clients.

Our Strategy

Our corporate mission is to help clients maximize the return on their research and development investments and accelerate the delivery of safe and effective therapeutics to patients. The key parts of our strategy to accomplish this mission include the following:

•

Continue to build our core competencies. We are an established company led by professionals with significant discovery and development experience helping major pharmaceutical, biotechnology and medical device companies and academic and government organizations bring successful products to market throughout the world. This experience and expertise constitute our core operational strengths. Our performance in development services has made us one of the largest providers of those services globally. We are continually building our competencies by seeking to hire top professionals in key markets around the world.

•

Continue to provide a broad range of integrated drug discovery and development services and products. We offer a broad range of integrated services and products that are designed to address our clients’ needs from the preclinical through post-approval phase. By integrating extensive discovery and development services and products across our clients’ product life cycles, we can more effectively serve existing clients and attract new clients. We believe that our range of discovery and development services and products is one of the most extensive available from a single company.

•

Continue to incorporate advanced technologies into our service offerings. We have broad experience in the use of technology to improve quality while creating cost efficiencies and accelerating the discovery and development processes. We offer our clients a wide range of technology-based services and products, using a mixture of commercially available third-party systems and internally developed software to help expedite the discovery and development processes for both drugs and devices. As new technologies develop, we equip and train our employees to make use of the innovations. We also plan to continue to leverage and build strategic technology relationships.

•

Continue to pursue collaborative drug development relationships. We plan to continue to selectively seek opportunities to in-license and develop earlier stage compounds based on our risk-sharing model. These types of arrangements could provide us opportunities to receive upfront license fees, milestone payments and royalties on sales of drugs successfully developed and commercialized. We also intend to selectively pursue out-licensing arrangements, which might also involve us providing discovery and development services for the continued development of the potential drug candidate.

•

Continue to develop intellectual property rights. One of the keys to our long-term performance is the development of our intellectual property rights in a variety of areas, including proprietary clinical development processes, tools and software, as well as rights to the compounds and methods of use developed from risk-sharing arrangements. The former protect our competitive advantage in our core services, and the latter provide revenue opportunities via upfront license fees, milestone payments and royalties on sales of drugs successfully developed and commercialized.

•

Continue strategic global expansion to meet client needs. We currently have operations in the Americas, Europe, Africa, the Middle East, Asia and Australia, which positions us to meet our clients’ multinational needs. We intend to further expand globally when we deem it appropriate to meet our existing and prospective clients’ demands.

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

Our Services

We provide services designed to increase efficiency, reduce time and save costs through our global infrastructure, integrated research and development technologies experience, and client-focused communications. We operate in two segments: Discovery Sciences and Development. See our consolidated statements of operations included elsewhere in this report for segment information regarding revenue and see Note 16 in the Notes to Consolidated Financial Statements for segment information regarding total assets and a measure of profit or loss.

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

Once a potential drug candidate is identified, we offer services that enable our clients to make decisions about whether to advance the drug candidate into a preclinical program both faster and with a greater probability of success. Our experts can provide full preclinical development services and integrate other development services internally.

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

Biomarker Discovery Sciences. We provide biomarker discovery and patient sample analysis at our Menlo Park, California, biomarker discovery sciences laboratory. Biomarkers are components of bodily fluids that indicate the progression or presence of a disease. Our laboratory is equipped with advanced technologies to carry out identification of the different types of proteins, naturally occurring peptides and metabolites, as well as of blood cell populations from a variety of biological samples. Our proprietary mass spectrometry platform that is used for proteomic, peptidomic and metabolomic quantification is at the center of our process. Our technology allows clients to analyze patient samples for novel or known biomarkers in the presence or absence of a drug. The changes in the biomarker profile of a patient can assist in the evaluation of the efficacy of a drug. We were issued a U.S. patent covering our proprietary MassView™ software in 2005. The MassView software helps scientists identify individual components of a biological sample and the amount of each component in the sample.

Compound Collaboration Programs. With increased capacity to screen and develop early lead compounds and candidates, pharmaceutical companies now find themselves without the capacity to develop all of these compounds and take them to market within a reasonable time. Many biotechnology companies have promising drug development candidates but lack the financial resources or the infrastructure to develop them further. These situations provide attractive opportunities for us to use our extensive experience in strategic, global drug development to selectively in-license and develop compounds or jointly develop drug candidates in collaborative arrangements. Our compound collaborative efforts have created a pipeline of products that leverages our resources, creates new opportunities for growth, and allows us to share the risks and rewards of drug development with our clients and partners.

We entered into our first compound partnering arrangement in 1998 when we acquired an exclusive license, as part of a development collaboration with Eli Lilly & Company, to develop and commercialize the compound dapoxetine for genitourinary indications, including premature ejaculation, or PE. We developed the compound through Phase II proof-of-concept and, in January 2001, out-licensed it to ALZA Corporation, or ALZA, which was subsequently acquired by Johnson & Johnson. Under the terms of the agreement, we granted ALZA worldwide rights to develop and commercialize dapoxetine and ALZA is responsible for all clinical, regulatory, manufacturing, sales and marketing costs associated with the compound. In exchange, we received an upfront payment and are entitled to receive further payments if regulatory milestones are achieved. In addition, we are entitled to receive royalty payments based on sales of dapoxetine, as well as milestone payments when specified sales levels are reached. In December 2003, we acquired Lilly’s patents and remaining rights to develop and commercialize dapoxetine in the field of genitourinary disorders in return for a cash payment of $65.0 million. We also agreed to pay Lilly a royalty of 5% on annual sales of dapoxetine, if any, in excess of $800 million. In December 2004, ALZA submitted an NDA to the FDA for dapoxetine. The FDA accepted the NDA for filing in February 2005, which triggered a $10.0 million milestone payment from ALZA to us. In October 2005, ALZA received a “not approvable” letter from the FDA, but has continued its global development program and has indicated that it may file for approval in Europe as early as late 2007. However, we do not know if or when ALZA will submit applications for or obtain regulatory approval for dapoxetine in the United States or any other country.

In 2003, we made an equity investment in Syrrx, Inc., a privately held drug discovery company, and entered into a collaboration agreement to develop Syrrx’s orally active dipeptidyl peptidase IV, or DPP4, inhibitors to treat type 2 diabetes and other major human diseases. In March 2005, Takeda Pharmaceutical Company Limited acquired Syrrx. In July 2005, Takeda acquired the development and commercialization rights to all DPP4 inhibitors previously granted to us under the collaboration agreement between PPD and Syrrx. Under the new agreement, Takeda paid us a $15.0 million upfront payment in the third quarter of 2005. We will also be entitled to receive potential milestone payments and royalties associated with the future development and commercialization of specified DPP4 inhibitors and will serve as the sole provider of clinical and bioanalytical services to Takeda for Phase II and Phase III trials of DPP4 inhibitors conducted in the United States and Europe. As a result of this agreement, we will have no further material expense associated with the development and commercialization of a DPP4 inhibitor. Takeda commenced Phase III trials for the lead DPP4 inhibitor in January 2006 and we received a $15.0 million milestone payment from Takeda. The Phase III trials for the lead DPP4 inhibitor are on-going.

In 2002, we licensed from Bayer AG the worldwide rights to undertake additional Phase II clinical studies on the compound implitapide for treatment of arteriosclerosis, elevated triglycerides, pancreatitis and hyperlipidemia. During 2004 and 2005, we conducted Phase II proof-of-concept clinical trials for different kinds of elevated cholesterol and triglyceride indications. In the first quarter of 2005, we terminated the implitapide program and our license for various reasons, including the risks associated with continued development and limited market potential. Although, we no longer have a license to this compound, we continue to own the data from the Phase II proof-of-concept trials.

In 2003, we made an equity investment in Chemokine Therapeutics Corp., then a privately held biotechnology company, to continue development of a proprietary peptide that might be useful as a blood recovery therapeutic agent. Chemokine also granted us an exclusive option to license the peptide and the right to first negotiate a license to other Chemokine peptides. We worked closely with Chemokine to scale up the product under good manufacturing practice, or GMP, and to conduct the GLP toxicology studies necessary to advance the program to the clinic. In the second half of 2004, Chemokine initiated a study in healthy volunteers that was completed in the first half of 2005. Chemokine announced the results of this study and subsequently initiated additional Phase I studies. In December 2004, Chemokine completed an initial public offering of its common stock in Canada. In May 2006, we sold our investment in Chemokine for $1.5 million and surrendered our option to license Chemokine’s compound CTCE-0214 to allow Chemokine to assume the development and commercialization of this compound. In return for relinquishing our rights, Chemokine paid us $0.1 million and agreed to make potential future payments up to $2.5 million.

In 2004, we purchased shares of Accentia Biopharmaceuticals, Inc. Series E convertible preferred stock for $5.0 million. Accentia is a specialty biopharmaceutical company focused on the development and commercialization of late-stage clinical products in the areas of respiratory disease and oncology. In 2004, we also entered into a royalty stream purchase agreement with Accentia under which we purchased for $2.5 million a royalty stream based on a percentage of net sales of specified products. We subsequently amended that agreement and agreed to provide specified clinical development services, up to a specified dollar limitation, to Accentia in connection with a Phase III trial for SinuNase®, Accentia’s proprietary compound that it is developing for the treatment of chronic sinusitis. In exchange for providing these services, Accentia agreed to pay us an additional royalty equal to 7% of the net sales of specified SinuNase products if approved for sale by the FDA. Under the amended agreement, either party had the option to terminate the provisions of the agreement related to our obligation to provide clinical development services at any time on or before December 31, 2006. Accentia exercised this option and terminated these provisions of the agreement effective December 28, 2006.

Our Development Group

We have designed our various global services to be flexible and integrated in order to assist our clients in optimizing their research and development spending through the clinical stages of the development process. We provide a broad range of development services, either individually or as an integrated package, to meet clients’ needs.

Phase I Clinical Testing. Having conducted Phase I studies for more than 19 years, we are one of the industry’s most experienced and largest Phase I trial providers. In April 2005, we moved our Phase I clinic to a new 300-bed facility in Austin, Texas, to accommodate the growing demand of our clients. This new facility capitalizes on our strengths in conducting first-in-man studies, cardiac monitoring and large, complex, procedure-intensive Phase I trials. Our professional physician and nursing staff administer general Phase I safety tests, special population studies and bioavailability and bioequivalence testing. Bioavailability and bioequivalence testing involves administration of test compounds and obtaining biological fluids sequentially over time to measure absorption, distribution, metabolism and excretion of the drug. Our Austin, Texas, operations also include a dental research clinic to evaluate the safety and effectiveness of new analgesic compounds in molar extraction models. We manage our Phase I services to maximize scheduling flexibility and efficiency. These services can also be integrated with our other services that we provide, such as bioanalytical, data management, pharmacokinetic and biostatistical services.

Laboratory Services. We offer the following laboratory services:

Austin Central Laboratory: Our Austin central laboratory is located in our Phase I unit and primarily supports the Phase I operations there. This laboratory performs clinical chemistry assays on volunteer specimens to ensure each subject qualifies for the study and is not adversely affected by a drug. Having our laboratory in the same facility as the volunteers speeds our response time to assess unexpected outcomes. This laboratory also serves as a central laboratory for small to medium size Phase II through IV multicenter studies.

Global Central Laboratories: Based in Highland Heights, Kentucky, and Brussels, Belgium, our global central laboratories provide highly standardized efficacy and safety testing services with customized results databases for pharmaceutical and biotechnology companies engaged in clinical drug development as well as government-funded studies. We focus on providing long-term, large-scale studies where laboratory measurement of clinically relevant endpoints is critical. Our global central laboratories can provide these services worldwide within 24 to 48 hours from the time a patient’s blood is drawn.

Bioanalytical Laboratories: We provide bioanalytical services through GLP-compliant laboratories in Richmond, Virginia, and Middleton, Wisconsin. Our bioanalytical laboratories analyze biological fluid samples from animal and human clinical studies. The latter studies include those conducted by our Phase I unit as well as those conducted on behalf of our clients from Phase I-IV for drug and metabolite content and concentration. We currently have more than 2,100 validated assays available for our clients’ use in conducting laboratory analyses. Our laboratories also process fluid samples for preclinical studies. Our bioanalytical methods include gas chromatography/mass spectrometry (GC/MS), liquid chromatography/mass spectrometry (LC/MS), high performance liquid chromatography (HPLC), gas chromatography (GC), radioimmunoassay (RIA) and enzyme-linked immunosorbent assay (ELISA). Support services include handling HIV-positive samples, managing data for pharmacokinetic studies from multicenter trials, and archiving samples and data. In late 2006, our service offerings expanded to include complex immunologic assays for the vaccine industry.

GMP Laboratory: We provide product analysis laboratory services through our GMP-compliant laboratory in Middleton, Wisconsin. Our product analysis services include inhalation, biopharmaceutics, dissolution, stability and microbiology studies. These studies are necessary to characterize dosage form release patterns and stability under various environmental conditions in the intended package for marketing. These evaluations must be carried out from preclinical testing through Phase IV and the resulting data maintained over the commercial life of a product. New formulations, as well as generics and prescription products going to over-the counter status such that they no longer require physician prescription for consumer use, all require the same set of studies as the original dosage form.

We are one of a few full service companies able to offer our clients the advantages of bioanalytical, biomarker, product analysis and global central laboratory services, as well as Phase I clinical testing.

Phases II through IV Clinical Trial Management. The core of our development business is a comprehensive package of services for Phases II-IV clinical trials which, in conjunction with our other services, allows us to offer our clients an integrated package of clinical management services. We have significant clinical trials experience in the areas of:

General Areas of Expertise	Specific Areas of Expertise
Analgesia	Acute and chronic pain
Cardiovascular disease	Hypertension, angina pectoris, stroke, peripheral arterial disease
Central nervous system disease	Schizophrenia, depression, epilepsy, chronic pain, anxiety, obsessive-compulsive disorders, panic disorders, insomnia, multiple sclerosis
Critical care	Sepsis, ARDS (acute respiratory distress syndrome)
Dermatology	Wound healing, acne, hair loss, psoriasis
Gastroenterology	Duodenal ulcer, gastric ulcer, gastro-esophogeal reflux disease, H.pylori, nonsteroidal anti-inflammatory drug-induced ulcers, inflammatory bowel disease, irritable bowel disease
Genitourinary	Incontinence, sexual dysfunction
Hematology	Leukemia, hemophilia, lymphoma, myeloma, anemia
HIV/AIDS	Primary disease, treatment/prophylaxis of opportunistic infections
Infectious disease	Pneumonia, sinusitis, ear infections, swimmer’s ear, chronic bronchitis, urinary tract infection, skin and soft tissue infection, vaginal infections, thrush, athlete’s foot, ringworm, fungal blood infections, childhood and adult vaccines
Metabolic/endocrine disease	Diabetes, growth hormone
Oncology	Prostate, colorectal, breast, lung, brain and other cancers
Pulmonary/allergy	Asthma, allergic rhinitis
Rheumatology/immunology	Rheumatoid arthritis, osteoarthritis, lupus, gout, psoriasis
Urology	Sexual dysfunction, urinary incontinence, overactive bladder
Virology	Herpes simplex, chronic hepatitis B, chronic hepatitis C, genital herpes, respiratory syncytial virus, influenza
Women’s health	Osteoporosis, hormone replacement therapy

We conduct clinical trials through a project team. A project manager supervises all aspects of the conduct of the clinical trial, while our clinical research associates are in the field monitoring the trial at the various investigational sites. Within this project-oriented structure, we can manage every aspect of Phase II-IV clinical trials. The services that we offer to initiate clinical trials include protocol development, case report form design, feasibility studies, investigator selection, recruitment and training, site initiation and monitoring, patient enrollment strategies, development of training materials for investigators and training of clients’ staff.

We monitor our clinical trials in compliance with government regulations and guidelines. We have adopted global standard operating procedures intended not only to satisfy regulatory requirements in the United States and in many foreign countries, but also to serve as a tool for controlling and enhancing the quality of our clinical trials. All of our standard operating procedures comply with good clinical practices, or GCP, requirements and the International Conference on Harmonisation, or ICH, standards. The FDA has adopted these standards in its guidance documents and, more recently, the members of the European community and Japan have codified these standards into their clinical research regulations. We compile, analyze, interpret and submit data generated during clinical trials to the FDA or other relevant regulatory agencies for purposes of assisting our clients in obtaining regulatory approval. We also provide consulting on the conduct of clinical trials for simultaneous regulatory submissions to multiple countries.

We provide our clients with one or more of the following Phase II-IV clinical trial management services, using parallel processing to accelerate the development process:

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

Study Monitoring. We provide study-monitoring services, which involve verifying the accuracy and completeness of medical information. Our services include investigative site initiation, patient enrollment assistance and data collection through subsequent site visits. We have monitored thousands of clinical trials, including a number of very large studies. For example, we have an extensive history of working with the National Institutes of Health, particularly with the National Institute of Allergy and Infectious Diseases, or NIAID. We have more than 15 years experience working as the clinical site monitoring group for the Division of AIDS, or DAIDS, at NIAID. The initial contract requirements were for monitoring services at domestic sites; however, this has been expanded to include both domestic and international sites as well as GCP training for the sites, laboratory audits and GLP training and quality management. In connection with our work with NIAID, since 2000, we have conducted nearly 11,000 interim site visits which involved chart review, pharmacy assessments, site operation assessments, laboratory audits and regulatory file reviews for approximately 900 protocols.

In July 2005, we were awarded a five-year contract with DAIDS for HIV clinical research management support, which includes clinical site assessment; clinical site preparation; clinical trial operational assistance; external quality assurance; training, general, logistical and administrative services to assist the DAIDS/NIAID in the management of its clinical research program; and information management activities. This program involves domestic and international sites.

Clinical Data Management and Biostatistical Analysis. We provide clients with assistance in areas such as sample size determination, case report form design and production, database design and construction, fax-based monitoring and electronic data capture. We also provide statistical analysis and summaries, including interim and final analyses, data safety monitoring board summaries and presentations, NDA preparation, electronic production and presentations, and other regulatory support services.

Medical Writing and Regulatory Services. We provide planning services for product development including preclinical review, consulting and clinical protocol development. These activities are complemented by report writing, program management and other regulatory services designed to reduce overall development time.

Safety/Pharmacovigilance. We provide both pre-approval and post-approval pharmacovigilance services to the pharmaceutical and biotechnology industry. For example, we are now processing an average of more than 3,000 reports per month globally on adverse events that are serious, non-serious or of special interest. We specialize in the real-time processing of event reports necessary for non-biased, independent third-party adjudication, and have managed adjudicated safety studies of up to 25,000 patients.

Post-Approval Services and Market Development Support. We provide custom-designed post-approval services as well as programs to help develop markets for products still under development for pharmaceutical, biotechnology and medical device clients. In 2003, we created a dedicated team of clinical, marketing and health outcomes experts to help companies with pre-launch (Phase II through IIIb) and post-approval (Phase IV) programs to develop products as well as the markets for new products and extend market value of existing products. The portfolio of services we offer in this area includes health outcomes, large-volume Phase IV monitored studies, registries and observational studies, medical information, professional contact center services, writing and editorial services, risk management services, Rx-to-OTC switch programs, and online marketing and education.

Applying advanced technologies and experience, we combine health outcomes such as epidemiology, psychometrics and economics with clinical research to measure and compare risks, benefits and economic and quality-of-life impacts of drug therapies. Our Phase IV monitoring studies can produce valuable safety and efficacy data analyses as well as provide information for patient education programs. Our registries and observational studies collect real-world data on how a product is used once approved and released in the broader patient population and used in a non-controlled setting. Data can be used to determine actual prescriber use or treatment patterns, to collect potential safety signals for further investigation, and to evaluate effectiveness and patient quality of life. Our patient adherence programs can optimize real-world outcomes and indicate ways to help enhance proper use of a drug by the physician and patient. We also provide Rx-to-OTC switch programs, transitioning prescription products to OTC programs. Our online marketing and education services provide our clients proprietary web sites for disseminating medical information to physicians and consumers, online market research and other product marketing services for a variety of clinical specialties.

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

eClinical Initiatives. Our eClinical initiatives offer efficiencies, enhanced quality and improved communications with our clients. We utilize a global project milestone and resource management tool that helps project managers provide efficient and cost-effective study management with quality deliverables. We use our clinical trial management system to provide web-based, real-time access to study data from anywhere in the world, across our Phase II to III studies, and are piloting it for use in large-scale Phase IV studies. Enhanced reporting functionality and integration with our interactive voice response, or IVR, and EDC tools should be available in the second quarter of 2007. We have combined our web and IVR technology offerings into a dual-interface solution as well as further improved our modular IVR delivery into a high availability, rapid deployment IVR solution. We also provide remote data capture, or RDC, services using Oracle® Clinical’s RDC platform. Coupled with PPD Patient Profiles and our biostatistical “real time analysis”, we offer our clients graphical display of real-time study data and blinded statistical tables and listings on an ongoing basis. Our PPD DirectConnect™ web portals are now supporting more than 390 client studies across approximately 110 pharmaceutical, biotechnology, clinical laboratory and government clients. This technology has become a core part of how we provide secure, timely access to key study information to our clients. We continue to expand our use of a web-based document management system supporting our data management, safety and clinical operations businesses. This system enables us to flexibly resource project teams worldwide. Now equipped with electronic signature capability, we are able to realize further document workflow efficiencies.

For our registries and observational studies group, especially with a focus on post-approval large global studies, we have continued to grow and enhance our PPD GlobalView EDC system. Not only does this application provide flexible and customized EDC interfaces for sites, it also provides web-based tracking tools and data portals. During 2006, PPD announced PPD GlobalView EventNet™, a customizable global event management and adjudication system for expeditious review of safety and endpoint-driven data from large-scale clinical trials. The secure Internet, network-based system accelerates review of data, particularly when studies with multiple sources of information on individual patients require review by a board of independent physicians. Features of the technology include online tracking of safety events, status reporting for activities and e-mail alerts to prompt and encourage timely review. Providing access to near real-time data and source documents, PPD GlobalView EventNet™ enables adjudication board members to review the information at their own convenience in any location globally.

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

A primary focus of our informatics division is to provide consulting services to help pharmaceutical, biotechnology and medical device companies assess and resolve clinical data management and safety system challenges, such as integrating and customizing systems, migrating clinical and safety data, providing computer systems validation services that include compliance evaluation and updating or replacing legacy systems to meet regulatory guidance. We provide expertise on the Oracle Life Sciences and PhaseForward suites of products with a full range of support services including installation, training, validation, technical support and custom development. Also, leveraging the PPD technical infrastructure, we provide application service provider, or ASP, hosting services for the entire Oracle Life Sciences suite of products.

Clients and Marketing

We provide a broad range of discovery and development services and products to help pharmaceutical, biotechnology and medical device companies as well as academic and government organizations develop compounds, drugs and devices, and gain regulatory approval in the markets in which they plan to sell these products. We believe PPD is recognized among our clients as a leading global contract research organization.

Client Identification and Mix

Our Development Group provides Phase I-IV clinical development and post-approval services. We market these services in the Americas, Europe, Africa, the Middle East, Asia and Australia. The key differentiators that help us win development business from pharmaceutical and biotechnology companies and academic and government organizations include our global infrastructure, quality-driven execution based on ongoing training, quality assurance and control practices, and cross-functional groups with dedicated therapeutic expertise. Through our medical device development group, we offer clinical trial services and regulatory expertise to device companies, including a number of the leading cardiovascular device manufacturers and pharmaceutical companies developing adjunct therapies. In addition, our post-approval services combine clinical, marketing and health outcomes expertise to help pharmaceutical, biotechnology and device companies develop markets for new products and increase the life cycle of existing products.

From a geographic perspective, 66.8% of our Development Group’s net revenues in 2006 were derived from the United States, with the balance primarily coming from Europe and Latin America. For additional information on the geographic distribution of our net revenue, see Note 17 in the Notes to Consolidated Financial Statements included elsewhere in this report.

Our Discovery Sciences Group offers services and technologies to select drug candidates for clinical evaluation. This nonclinical and preclinical group primarily targets clients in the pharmaceutical and biotechnology industries. In addition, we perform research on compounds that we own or license through our compound partnering relationships. For the year ended December 31, 2006, all of our Discovery Sciences Group revenues were generated in the United States.

For the year ended December 31, 2006, total net revenue for all of our services were derived from various industries approximately as follows:

Source	Percentage of Net Revenue
Pharmaceutical	58.5%
Biotechnology	29.5%
Government and other	12.0%

For purposes of classifying net revenue, we define pharmaceutical to include companies with the majority of their research and development related to chemical entities, and biotechnology to include companies with the majority of their research and development related to biologically engineered compounds. Other includes companies primarily focused upon medical devices, diagnostics and generic formulations. We refer to the Standard Industry Classification, or SIC, codes for publicly traded companies to determine their classification.

Concentration of business among large clients is not uncommon in our industry. Our diverse client mix, in which no single client in 2006 accounted for more than 10% of our net revenues, limits our exposure to significant risks associated with industry consolidation and major product cancellations. However, we have experienced higher concentration in the past and might experience it in the future. Approximately 40.5% of our 2006 net revenues were derived from clients headquartered outside the United States, in particular in Europe and Japan. Approximately 32.3% of our 2006 net revenues were generated from services provided by our employees located in countries outside the United States. See Note 17 in the Notes to Consolidated Financial Statements included elsewhere in this report for the breakdown of this revenue.

Marketing Strategy

With a primary focus on large pharmaceutical and biotechnology companies, we promote our nonclinical and preclinical work through concentrated business development efforts, localized scientist-to-scientist communications and our centralized corporate marketing programs. In addition, we believe our reputation assists in securing repeat business and new clients for our specialized nonclinical and preclinical oncology and diabetes services.

For our development services and products, we use corporate marketing to support the efforts of our centralized business development staff calling on pharmaceutical, biotechnology and device companies. Our sales teams focus on client segments and service areas. In addition, while service area representatives call on particular buying groups within a given biopharmaceutical or device client, our general account managers are responsible for coordinating our provision of services to the client across our portfolio of services.

The top 25 publicly traded pharmaceutical companies ranked by research and development expenses in 2005 accounted for 96% of pharmaceutical research and development spending in 2005, so we concentrate on these companies. The top 50 publicly traded biotechnology companies accounted for nearly 47% of the biotechnology research and development expenditures in 2005. To appropriately focus our sales and marketing efforts among biotechnology companies, we consider additional factors such as the stage of a drug’s development and the financial stability of a potential client’s business.

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

Our core global marketing and corporate communications activities continue to be primarily web-based. Our initiatives include online advertising and directory listings on predominant industry web sources; interactive web-based education and information programs, including web conferences and web casts; direct e-mail campaigns; and electronic newsletters. In 2006, we initiated a redesign of the services section of our web site for improved navigation and use, and continued to add new search optimization tools to help drive traffic to the site. In addition, we integrate client presentations and sales materials, a global speakers bureau, media relations, marketing at professional trade shows and corporate materials to reinforce key messages and selling points. We encourage and sponsor the participation of our personnel in a variety of professional endeavors, including the presentation of papers at national and international professional trade meetings and the publication of scientific articles in medical and pharmaceutical journals. Through these presentations, publications and additional promotion via our web site, we seek to further our reputation for professional excellence.

Backlog

Our backlog consists of anticipated net revenue from contracts, letters of intent and verbal commitments that either have not started but are anticipated to begin in the near future, or are in process and have not been completed. Amounts included in backlog represent future revenue and exclude revenue that has been recognized previously in our statement of operations. Net revenue is defined as professional fee income, or gross revenue, less fees and associated reimbursements. Once contracted work begins, net revenue is recognized over the life of the contract. Our backlog was $2.238 billion in net revenues at December 31, 2006, compared to $1.799 billion in net revenues at December 31, 2005.

Our backlog as of any date is not necessarily a meaningful predictor of future results because backlog can be affected by a number of factors, including the size and duration of contracts, many of which are performed over several years, and the changes in labor utilization that typically occur during a study. Additionally, contracts relating to our clinical development business are often subject to early termination by the client and clinical trials can be delayed or canceled for many reasons, including unexpected test results, safety concerns or regulatory developments. Also, the scope of a contract can change significantly during the course of a study. If the scope of a contract is revised, the adjustment to backlog occurs when the revised scope is approved by the client. For these and other reasons, we might not fully realize our entire backlog as net revenue.

Intellectual Property

Patents, trademarks, copyrights and other proprietary rights are important to our business. We also rely on trade secrets, know-how, continuing technological innovations and licensing opportunities to develop and maintain our competitive position.

We actively seek patent protection both in the United States and abroad. As of December 31, 2006, we owned or co-owned 29 issued U.S. patents and 25 pending U.S. patent applications. Our issued U.S. patents primarily relate to our proprietary antitumor compounds, dapoxetine and methods of its use, and our biomarkers and methods of their use. Our pending U.S. patent applications primarily relate to proprietary biomarker discovery information, chemical compounds, clinical development business methods and software. We have filed or plan to file applications in other countries corresponding to most of our U.S. applications. As of December 31, 2006, we had 53 granted and 38 pending foreign filings.

We also have obtained licenses to other patents from academic institutions and pharmaceutical companies. As of December 31, 2006, we had exclusive license rights to two issued U.S. patents and two granted foreign filings, as well as one pending foreign filing.

Pursuant to the terms of the Uruguay Round Agreements Act, patents issued from applications filed on or after June 8, 1995, have a term of 20 years from the date of filing, no matter how long it takes for the patent to issue. Because patent applications in the pharmaceutical industry often take a long time to issue, this method of patent term calculation can result in a shorter period of patent protection afforded to us compared to the prior method of term calculation, which was 17 years from the date of issue. Under the Drug Price Competition and Patent Term Restoration Act of 1984 and the Generic Animal Drug and Patent Term Restoration Act of 1988, a patent that claims a product, use or method of manufacture covering drugs may be extended for up to five years to compensate the patent holder for a portion of the time required for FDA review. However, we might not be able to take advantage of the patent term extension provisions of this law.

In addition, we rely on trade secrets and continuing technological innovation, which we try to protect with reasonable business procedures for maintaining trade secrets, including confidentiality agreements with our collaborators, employees and consultants. We also have numerous trademark registration applications pending in the United States and other jurisdictions throughout the world.

Employees

At December 31, 2006, we employed approximately 9,150 professionals, of whom approximately 8,900 were in the Development Group, approximately 100 were in the Discovery Sciences Group and the remainder served in corporate operations functions. Of our staff, approximately 700 hold Ph.D., M.D., Pharm.D. or D.V.M. degrees and approximately 1,500 hold other master’s or other postgraduate degrees. None of our employees are subject to a collective bargaining agreement. We believe that our relations with our employees are good.

We believe that our success is based on the quality and dedication of our employees. We strive to hire the best available people in terms of ability, experience, attitude and fit with our performance philosophy and standard operating procedures. We train new employees extensively and we believe we are an industry leader in the thoroughness of our training programs. In addition, we encourage our employees to continually grow and broaden their skills through internal and external training programs.

Available Information

Our web site address is www.ppdi.com. Information on our web site is not incorporated by reference herein. We make available free of charge through our web site our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission.

Competition

The drug and medical device development outsourcing industry consists of hundreds of smaller, limited-service providers and a number of full-service global development companies. In the past, the industry experienced some consolidation and a group of large, full-service competitors emerged. For example, in 2004, consolidation continued with the merger of PharmaNet, Inc. into SFBC International, Inc. and the merger of Inveresk Research Group, Inc. into Charles River Laboratories International, Inc. In 2006, Covance acquired Radiant Research, a multi-site domestic Phase I/IIA business, and PRA International, Inc. acquired Pharma Bio-Research (PBR), a Phase I/IIA clinical development company based in the Netherlands. Also in 2006, Kendle International, Inc. acquired the Phase II-IV clinical business of Charles River Laboratories International, Inc., and PAREXEL International

Corporation acquired California Clinical Trials Medical Group, Inc. and Behavioral and Medical Research, adding a broad range of Phase I-IV clinical research services. These recent consolidations, among other factors, continue to generate intense competition among industry competitors for clients, experienced clinical personnel, geographic markets and acquisition candidates. Additional business combinations by competitors or clients could have a significant impact on the competitive landscape of the drug development outsourcing industry.

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

Providers of outsourced drug and medical device development services and products compete on the basis of a number of factors, including reputation for on-time quality performance; expertise and experience in specific therapeutic areas; scope of service offerings; staff expertise and qualifications; price; strengths in various geographic markets; technological expertise and systems; data management capabilities; ability to acquire, process, analyze and report data in a time-saving, accurate manner; and ability to manage large-scale clinical trials both domestically and internationally. Over the past few years, our clients have increasingly pursued preferred provider agreements under which development services providers compete for selection as a vendor, with only a limited number of providers being chosen and therefore eligible to win business from the client. While selection under such agreements is no guarantee of business, larger, established service providers have benefited significantly from these arrangements. In addition, providing clinical development services can be labor-intensive and we compete for a limited pool of professionals to provide these services. Although there can be no assurance that we will continue to do so, we believe we compete favorably in these areas.

Despite recent consolidation, this industry remains highly fragmented, with several hundred smaller, limited-service providers and a small number of full-service companies with global capabilities. Although there are few barriers to entry for smaller, limited-service providers, there are significant barriers to becoming a global provider offering a broad range of services and products. These barriers include:

•	the cost and experience necessary to develop broad therapeutic expertise;

•	the ability to manage large, global, complex clinical trials;

•	the ability to deliver high quality services consistently for large drug development projects;

•	the experience to prepare regulatory submissions throughout the world; and

•	the infrastructure and knowledge to respond to the global needs of clients.

For specialty areas such as drug information and post-marketing services, informatics and analytical laboratory services, our Development Group competes in a market that has a myriad of niche providers as well as larger, established firms. For the most part, these niche providers offer specialty services and products with a focus on a specific geographic region, a particular service or function and/or a specific stage or phase of drug development. By contrast, we provide our services on a global basis across functional areas.

The outsourced preclinical research industry consists of a number of large providers and numerous smaller niche companies. Our Discovery Sciences Group faces significant competition from these companies, as well as competition from research teams funded internally by pharmaceutical and biotechnology companies. Our compound risk-sharing initiatives seek to help our clients increase the return on their research and development investments by sharing development costs and risks as well as potential future revenue streams from successful product launches. Many of these clients search for a collaborative partner through a competitive bidding process, which can include pharmaceutical, biotechnology and discovery platform and services companies, as well as venture capital and private equity firms and financial institutions. As such, there is significant competition for these opportunities and our success will depend on our ability to identify and competitively bid for risk-sharing programs that are likely to be productive.

Government Regulation

Our clients are subject to extensive regulations by government agencies. Consequently, the services we provide for these clients must comply with relevant laws and regulations.

Prior to commencing human clinical trials in the United States, a company developing a new drug must file an IND with the FDA. The IND must include information about animal toxicity and distribution studies, manufacturing and control data, stability data and a clinical development plan for the product, and a study protocol for the initial proposed clinical trial of the drug or biologic in humans. If the FDA does not object within 30 days after the IND is filed, human clinical trials may begin. The study protocol must be reviewed and approved by the institutional review board, or IRB, in each institution in which a study is conducted and each IRB may impose additional requirements on the way in which the study is conducted in its institution.

Human trials usually start on a small scale to assess safety and then expand to larger trials to test both efficacy and safety in the target population. The trials are generally conducted in three phases, which sometimes overlap, although the FDA may require a fourth phase as a condition of approval. After the successful completion of the first three clinical phases, a company requests approval for marketing its product by submitting an NDA for a drug or a BLA for a biologic. The NDA/BLA is a comprehensive, multivolume filing that includes, among other things, the results of all preclinical and clinical studies, information about how the product will be manufactured and tested, additional stability data and proposed labeling. The FDA’s review can last from several months to multiple years, with the median approval time lasting approximately 13 months. Once the NDA/BLA is approved, the product may be marketed in the United States subject to any conditions imposed by the FDA.

Laboratories such as ours that provide information included in IND applications and NDAs must conform to regulatory requirements that are designed to ensure the quality and integrity of the testing process. For example, our bioanalytical laboratories in Richmond, Virginia, and Middleton, Wisconsin, follow the FDA’s GLPs. These GLPs have also been adopted by the Ministry of Health in the United Kingdom and by similar regulatory authorities in other countries. Our product analysis lab in Middleton, Wisconsin, also follows the FDA’s GMPs. Both GLPs and GMPs require standardization procedures for all equipment, processes and analytical tests, for recording and reporting data, and for retaining appropriate records. To help ensure compliance with GLPs and GMPs, we have established quality assurance at our laboratory facilities to audit test data and we conduct regular inspections of testing procedures and our laboratory facilities.

In addition, laboratories that analyze human blood or other biological samples for the diagnosis and treatment of study subjects must comply with the Clinical Laboratory Improvement Act, or CLIA. CLIA requires laboratories to meet staffing, proficiency and quality standards. The laboratory in our Austin, Texas, facility and our central laboratory located in Kentucky are CLIA-certified. Both of these laboratories and our central laboratory in Europe are accredited by the College of American Pathologists.

The industry standard for the conduct of clinical research is embodied in the FDA’s regulations for IRBs, investigators and sponsor/monitors, which collectively are termed good clinical practices, or GCPs, by industry and the GCP guidelines issued by ICH, which have been agreed upon by industry and regulatory representatives from the United States, European Union, or EU, and Japan. Our global standard operating procedures are written in accordance with all FDA and ICH requirements. This enables our work to be conducted locally, regionally and globally to standards that meet all currently applicable regulatory requirements.

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

The Department of Health and Human Services has promulgated final regulations under the Health Insurance Portability and Accountability Act of 1996, or HIPAA, which governs the disclosure of confidential medical information in the United States. We have had a global privacy policy in place since January 2001, which includes a designated privacy officer, and we comply with the current EU and HIPAA requirements. We will continue to monitor our compliance with these regulations and will take necessary steps to ensure continued compliance with these and other privacy regulations.

We are also subject to regulations enforced by the following agencies, among others:

•	Occupational Safety and Health Administration;

•	Nuclear Regulatory Commission;

•	Environmental Protection Agency;

•	Department of Transportation;

•	International Civil Aviation Organization; and

•	Drug Enforcement Administration.

We also must comply with other related international, federal, state and local regulations that govern the use, handling, disposal, packaging, shipment and receipt of certain drugs or unknown compounds, chemicals and chemical waste, toxic substances, bloodborne pathogens and bloodborne pathogen waste, and radioactive materials and radioactive waste. In order to comply with these regulations, we have provided procedures, necessary equipment and ongoing training for our employees involved in these activities. To date, we have had no citations or fines from the above agencies.

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

Industry trends and economic and political factors that affect pharmaceutical, biotechnology and medical device companies and academic and government entities that sponsor clinical research, also affect our business. For example, the practice of many companies in these industries and government organizations has been to hire companies like us to conduct large development projects. If these industries reduce their tendency to outsource those projects, our operations, financial condition and growth rate could be materially and adversely affected. In the past, mergers, product withdrawal and liability lawsuits, and other factors in the pharmaceutical industry appear to have slowed decision-making by pharmaceutical companies and delayed drug development projects. Continuation or increases in these trends could have an adverse effect on our business. In addition, numerous governments have undertaken efforts to control growing healthcare costs through legislation, regulation and voluntary agreements with medical care providers and pharmaceutical companies. If future regulatory cost-containment efforts limit the profits that can be derived on new drugs, our clients might reduce their drug discovery and development spending, which could reduce our revenue and have a material adverse effect on our results of operations.

Our revenue depends on a small number of industries and clients.

We provide services to the pharmaceutical, biotechnology and medical device industries and academic and government organizations that sponsor clinical trials, and our revenue is highly dependent on expenditures by these clients. Accordingly, our operations could be materially adversely affected by consolidation in these industries or other factors resulting in a decrease in the number of our potential clients. For example, if the number of our potential clients declines even further, they might be able to negotiate price discounts or other terms for our services and products that are less favorable to us than has historically been the case. We have experienced client concentration in the past and could again in the future. The loss of business from a significant client could have a material adverse effect on our results of operations.

The majority of our clients’ contracts can be terminated upon short notice.

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

Management

Our future success depends on the personal efforts and abilities of the principal members of our senior management and scientific staff to provide strategic direction, develop business, manage our operations, and maintain a cohesive and stable work environment. For example, we rely on the services of Fredric N. Eshelman, Pharm.D., our chief executive officer. Although we have employment agreements with Dr. Eshelman and other executives, they are generally only for one year and do not assure that Dr. Eshelman or any other executive with whom we have an employment agreement will remain with us. Fred B. Davenport, Jr., who was our President, did not renew his contract and his employment ended December 31, 2006. We have allocated his duties among the existing management team, increasing their workload and importance to our success. We do not have employment agreements with all of our key personnel.

Healthcare Providers

Our ability to maintain, expand or renew existing business with our clients and to get business from new clients, particularly in the drug development sector, depends on our ability to hire and retain healthcare providers with the skills necessary to keep pace with continuing changes in drug development technologies. Competition for experienced healthcare providers is intense. We compete with pharmaceutical and biotechnology companies, including our clients and collaborators, other contract research companies, and academic and research institutions, to recruit healthcare providers.

Scientists

Our ability to maintain, expand or renew existing business with our clients and to get business from new clients in both the drug development and the drug discovery areas also depends on our ability to hire and retain scientists with the skills necessary to keep pace with continuing changes in drug discovery and development technologies. We face the same risks, challenges and competition in attracting and retaining experienced scientists as we do with healthcare providers.

Our inability to hire additional qualified personnel might also require an increase in the workload for both existing and new personnel. We might not be successful in attracting new healthcare providers, scientists or management, or in retaining or motivating our existing personnel. The shortage of experienced healthcare providers and scientists, or other factors, might lead to increased recruiting, relocation and compensation costs for these professionals, which might exceed our forecasts. These increased costs might reduce our profit margins or make hiring new healthcare providers or scientists impracticable. If we are unable to attract and retain any of these personnel, our ability to execute our business plan will be adversely affected.

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

Any failure on our part to comply with existing regulations could result in the termination of ongoing research or the disqualification of data for submission to regulatory authorities. This would harm our reputation, our prospects for future work and our operating results. For example, if we were to fail to verify that informed consent is obtained from patient participants in connection with a particular clinical trial or grant deviations from the inclusion or exclusion criteria in a study protocol, the data collected from that trial could be disqualified and we might be required to conduct the trial again at no further cost to our client, but at a substantial reputational and financial cost to us. Furthermore, the issuance of a notice from the FDA based on a finding of a material violation by us of good clinical practice, good laboratory practice or good manufacturing practice requirements could similarly materially and adversely affect us.

Proposed and future legislation or regulations might increase the cost of our business or limit our service or product offerings.

Federal or state authorities might adopt healthcare legislation or regulations that are more burdensome than existing regulations. For example, recent product safety concerns and the creation of the Drug Safety Oversight Board could change the regulatory environment for drug products, including the process for FDA product approval and post-approval safety surveillance. These and other changes in regulation could increase our expenses or limit our ability to offer some of our services or products. For example, the confidentiality of patient-specific information and the circumstances under which it may be released for inclusion in our databases or used in other aspects of our business are subject to substantial government regulation. Additional legislation or regulation governing the possession, use and dissemination of medical record information and other personal health information might require us to implement new security measures that require substantial expenditures or limit our ability to offer some of our services and products. These regulations might also increase costs by creating new privacy requirements for our informatics business and mandating additional privacy procedures for our clinical research business.

We might lose business opportunities as a result of healthcare reform.

Numerous governments have undertaken efforts to control growing healthcare costs through legislation, regulation and voluntary agreements with healthcare providers and drug companies. Healthcare reform could reduce demand for our services and products, including potential drug candidates that are being developed by us or with others under our risk-sharing agreements, and, as a result, our revenue. In recent years, the U.S. Congress has reviewed several comprehensive health care reform proposals. The proposals are intended to expand healthcare coverage for the uninsured and reduce the growth of total healthcare expenditures. The U.S. Congress has also considered and may adopt legislation that could have the effect of putting downward pressure on the prices that pharmaceutical and biotechnology companies can charge for prescription drugs. The Democratic party having taken control of Congress in the 2006 elections increases the possibility of healthcare reform. Any such legislation could cause our discovery and development clients to spend less on research and development. If this were to occur, we would have fewer business opportunities for our development and discovery service businesses, which could reduce our earnings, and the development of particular compounds might be discontinued. Similarly, pending or future healthcare reform proposals outside the United States could negatively impact our revenues from our international operations.

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

Our business has expanded substantially in recent years. Rapid expansion could strain our operational, human and financial resources and facilities. If we fail to properly manage our expansion, our results of operations and financial condition might be negatively affected. In order to manage expansion, we must, among other things, do the following:

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

We anticipate that a portion of any future growth of our business might be accomplished by acquiring existing businesses, products or technologies. The success of any acquisition will depend upon, among other things, our ability to integrate acquired personnel, operations, products and technologies into our organization effectively, to retain and motivate key personnel of acquired businesses and to retain their clients. In addition, we might not be able to identify suitable acquisition opportunities or obtain any necessary financing on acceptable terms. We might also spend time and money investigating and negotiating with potential acquisition or investment targets, but not complete the transaction. Any future acquisition could involve other risks, including the assumption of additional liabilities and expenses, issuances of potentially dilutive equity securities or interest-bearing debt, transaction costs, reduction in our stock price as a result of any of these or because of market reaction to a transaction and diversion of management’s attention from other business concerns.

We have made and plan to continue to make investments in other companies. In many cases, there is no public market for the securities of these companies and we might not be able to sell these securities on terms acceptable to us, if at all. In addition, if these companies encounter financial difficulties, we might lose all or part of our investment. For example, in 2004 and 2005 we recorded impairments of equity investments, net, totaling $2.0 million and $5.9 million, respectively, to write down the carrying value of our investments for other-than-temporary declines in value. See Note 6 in the Notes to Consolidated Financial Statements included elsewhere in this report for a more detailed discussion of these impairments.

The fixed price nature of our development contracts could hurt our operating results.

The majority of our contracts for the provision of development services are at fixed prices or have set limits on the amounts we can charge for our services. As a result, variations in the timing and progress of large contracts can materially affect our operating results. In addition, we bear the risk of cost overruns unless the scope of activity is revised from the contract specifications and we are able to negotiate a contract modification with the client shifting the additional cost to the client. If we fail to adequately price our contracts, or if we experience significant cost overruns, our operating results could be materially adversely affected. From time to time, we have had to commit unanticipated resources to complete projects, resulting in lower gross margins on those projects. We might experience similar situations in the future, which could have a material adverse impact on our operating results.

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

Our business involves the testing of new drugs and medical devices on human volunteers and, if marketing approval is received for any of our drug candidates, their use by patients. This exposes us to the risk of liability for personal injury or death to patients resulting from, among other things, possible unforeseen adverse side effects or improper administration of a drug or device. Many of these volunteers and patients are already seriously ill and are at risk of further illness or death. We could be materially and adversely affected both financially and reputationally if we were required to pay damages or incur defense costs in connection with a claim that is outside the scope of indemnification agreements we have with clients and collaborative partners, if any indemnification agreement is not performed in accordance with its terms or if our liability exceeds the amount of any applicable indemnification limits or available insurance coverage. We might also not be able to get adequate insurance for these risks at reasonable rates in the future.

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

Because we provide our discovery and development services worldwide, our business is subject to risks associated with doing business internationally. Our revenue from our non-U.S. operations represented approximately 32.3% of our total revenues for the year ended December 31, 2006. We anticipate that revenue from international operations will grow in the future. Accordingly, our future results could be harmed by a variety of factors, including:

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

For example, in 2006 our income from operations was negatively impacted by approximately $3.6 million, net of hedging loss, due to the effect of the weakening of the U.S. dollar relative to the euro, British pound and Brazilian real. Although we attempt to manage this risk through provisions in our contracts with our clients and other methods, including foreign currency hedging contracts, we might not be able to eliminate or manage these risks in the future and our income from operations could be materially and adversely affected by a significant decline in the value of the U.S. dollar.

Our inability to adequately protect our intellectual property rights could hurt our business.

Our success will depend in part on our ability to protect the proprietary software, compositions, processes and other technologies we develop during the drug development process. In addition, one of our business strategies is to in-license and/or out-license rights to drug candidates and enter into collaborations with pharmaceutical and biotechnology companies for the development of proprietary drug candidates. Any inability to protect our intellectual property rights could materially and adversely affect our business.

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

We have relatively limited experience in the drug discovery business, and our prospects for success in this business remain uncertain and are dependent on third parties with whom we collaborate.

It takes many years for a drug discovery business like ours to generate revenue and income. We established our drug discovery group in 1997 and have relatively limited experience with these activities and might not be successful in our drug discovery efforts. Generating revenue and income from our drug discovery business will depend on our ability to:

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

Since 1997, we have entered into collaborative agreements to develop and commercialize drugs with others. Our ability to succeed in our drug discovery business will depend on successfully executing existing and new arrangements we enter into for the development and commercialization of drug candidates. The third parties that we collaborate with might not perform their obligations as expected or they might breach or terminate their agreements with us or otherwise fail to conduct their collaborative activities successfully and in a timely manner. For example, the FDA sent ALZA a “not approvable” letter for dapoxetine and we terminated the implitapide program (see “Our Discovery Sciences Group – Compound Collaboration Programs” above). Further, parties collaborating with us might elect not to develop the product candidates or not to devote sufficient resources to the development, manufacture, regulatory strategy and approvals, marketing or sale of these product candidates. If the parties to our collaborative agreements do not fulfill their obligations, elect not to develop a candidate or fail to devote sufficient resources to it, we could be materially and adversely affected.

We are dependent on third parties for essential business functions for our risk-sharing arrangements and failures of these third party providers could materially adversely affect our business, financial condition and results of operations.

We and some of our collaborative partners are dependent on third parties for functions associated with the development and commercialization of our potential drug candidates, including manufacturing and marketing and sales. Our dependence on third parties for these services might adversely affect us and our ability to develop and commercialize a drug candidate on a timely and competitive basis. If we or our collaborative partners are unable to retain or replace third-party providers of required services on commercially acceptable terms, our potential drug candidates might be delayed and might not be developed and commercialized as planned, if at all. If we encounter delays or failures by these third parties to perform, we might have to seek alternative sources of supply, lose sales or abandon a drug candidate, and our business, financial condition and results of operations could be materially and adversely affected.

We might not be able to obtain government approval for our product candidates.

The development and commercialization of pharmaceutical products are subject to extensive governmental regulation in the United States and foreign countries. Government approvals are required to develop, market and sell the potential drug candidates we are developing alone or with others under our risk-sharing arrangements. Obtaining government approval to develop, market and sell drug candidates is time-consuming and expensive, and the clinical trial results for a particular drug candidate might not satisfy requirements to obtain government approvals. For example, in late 2005, ALZA Corporation, our collaborator on dapoxetine, received a “not approvable” letter from the FDA. In addition, governmental approvals might not be received in a timely manner, if at all, and we and our collaborative partners might not be able to meet other regulatory requirements for our products. Even if we are successful in obtaining all required approvals to market and sell a drug candidate, post-approval requirements and the failure to comply with other regulations could result in suspension or limitation of government approvals.

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

We depend on our clients, investigators, collaboration partners, our own laboratories and other facilities for the continued operation of our business. Although we have contingency plans in effect for natural disasters or other catastrophic events, these events, including terrorist attacks, pandemic flu, hurricanes and ice storms, could still disrupt our operations or those of our clients, investigators and collaboration partners, which could also affect us. Even though we carry business interruption insurance policies and typically have provisions in our contracts that protect us in certain events, we might suffer losses as a result of business interruptions that exceed the coverage available under our insurance policies or for which we do not have coverage. Any natural disaster or catastrophic event affecting us or our clients, investigators or collaboration partners could have a significant negative impact on our operations and financial performance.

Our development operations might be affected if there was a disruption to the air travel system.

Our global central laboratories and some of our other discovery and development services rely heavily on air travel for transport of clinical trial kits, other materials and people, and disruption to the air travel system could have a material adverse effect on our business. While we have developed contingency plans for a variety of events that could disrupt or limit available air transportation, these plans might not be effective or sufficient to avert such a material adverse effect.

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

Our Board of Directors has adopted a dividend policy which reflects an intention to distribute to our stockholders a portion of the cash generated by our business that exceeds our operating needs and capital expenditures as regular quarterly dividends. In developing the dividend policy, we have made assumptions for and judgments about our expected results of operations, anticipated levels of capital expenditures, income taxes and working capital. As a result of any payment made under the dividend policy, our ability to finance any material expansion of our business, including through acquisitions, investments or increased capital spending, or to fund our operations might be more limited than if we had retained all of our cash flow from operations.

Because our stock price is volatile, our stock price could experience substantial declines.

The market price of our common stock has historically experienced and might continue to experience volatility. Our quarterly operating results, changes in general conditions in the economy or the financial markets and other developments affecting us or our competitors could cause the market price of our common stock to fluctuate substantially. In addition, in recent years, the stock market has experienced significant price and volume fluctuations. The stock market, and in particular the market for pharmaceutical and biotechnology company stocks, has also experienced significant decreases in value in the past. This volatility and valuation decline have affected the market prices of securities issued by many companies, often for reasons unrelated to their operating performance, and might adversely affect the price of our common stock.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

As of February 15, 2007, we had 63 offices located in 28 countries on six continents. All locations relate to our Development services, and the Morrisville, North Carolina and Menlo Park, California locations also house Discovery Sciences services. Our principal executive offices are located in Wilmington, North Carolina. We own and operate four facilities, including a building in Leicester, England, a building in Bellshill, Scotland, a laboratory building in Brussels, Belgium and a building in Durham, North Carolina. We lease all of our other facilities. We own land in Wilmington, North Carolina, on which we are constructing a new corporate headquarters building and related parking facilities that we have started to occupy. We believe that our facilities are adequate for our operations and that suitable additional space will be available when needed. The locations, approximate square footage and lease expiration dates of our operating facilities comprising more than 10,000 square feet as of February 15, 2007 were as follows:

Location	Approximate Square Footage	Lease Expiration Dates
Morrisville, North Carolina	424,000	8/31/09 - 11/30/16
Austin, Texas	438,000	11/30/10 - 2/28/17
Wilmington, North Carolina	229,000	3/31/07 - 8/31/09
Middleton, Wisconsin	167,000	7/31/10 - 11/30/16
Richmond, Virginia	79,000	8/31/09 - 8/31/14
Highland Heights, Kentucky	72,000	12/31/14
Menlo Park, California	60,000	6/1/12
Cambridge, England	50,000	7/10/09 - 7/31/19
Sao Paulo, Brazil	47,000	6/30/08 - 7/31/10
Blue Bell, Pennsylvania	43,000	8/31/10
Ivry-Sur-Seine, France	39,000	7/31/15
Brussels, Belgium	33,000	9/30/08
Madrid, Spain	28,000	7/31/07 - 2/27/08
San Diego, California	28,000	3/31/10
Buenos Aires, Argentina	22,000	9/30/07 - 8/31/09
Milan, Italy	22,000	4/28/12
Winchester, England	22,000	7/2/21
Johannesburg, South Africa	21,000	9/30/09
Munich, Germany	20,000	11/30/08
Mexico City, Mexico	19,000	8/31/12
Warsaw, Poland	19,000	8/31/09
Columbia, Maryland	15,000	7/31/08
Seattle, Washington	14,000	3/31/12
Melbourne, Australia	13,000	10/24/07
Mississauga, Canada	13,000	6/30/11
Prague, Czech Republic	13,000	9/23/11
Tel Aviv, Israel	13,000	10/10/09
Rockville, Maryland	12,000	3/31/11
New Hope, Minnesota	12,000	6/30/07
Bellshill, Scotland	12,000	2/28/10
Karlsruhe, Germany	11,000	1/14/08
Nuremberg, Germany	11,000	2/14/11
Stockholm, Sweden	10,000	8/31/08
Hamilton, New Jersey	10,000	5/31/07

Item 3.	Legal Proceedings

In the normal course of business, we are a party to various claims and legal proceedings. Although the ultimate outcome of these matters is not yet determined, after consultation with legal counsel we do not believe that the resolution of these matters will have a material effect upon our financial condition or results of operations in any interim or annual period.

Item 4.	Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2006.

Executive Officers

The following table contains information concerning our executive officers as of February 15, 2007:

Name	Age	Position(s)
Fredric N. Eshelman., Pharm.D.	58	Vice Chairman, Chief Executive Officer
Paul S. Covington, M.D.	50	Executive Vice President – Development
Linda Baddour	48	Chief Financial Officer, Treasurer, Assistant Secretary
Colin Shannon	47	Executive Vice President – Global Clinical Operations
William W. Richardson	54	Senior Vice President – Global Business Development

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

Market Information

Our common stock is traded under the symbol “PPDI” and is quoted on the Nasdaq Global Select Market. The following table sets forth the high and low prices, adjusted to give effect to our two-for-one stock split in February 2006, for shares of our common stock, as reported by Nasdaq for the periods indicated.

	2005		2006
	High	Low	High	Low
First Quarter	$24.29	$19.95	$36.20	$30.70
Second Quarter	$25.34	$21.82	$41.17	$31.71
Third Quarter	$30.36	$23.14	$40.80	$34.86
Fourth Quarter	$33.67	$26.84	$37.35	$29.55

Holders

As of February 15, 2007, there were approximately 47,000 holders of our common stock.

Dividends

Prior to the fourth quarter of 2005, we had never declared or paid cash dividends as a public company. On October 3, 2005, our Board of Directors declared a special one-time cash dividend for our shareholders in the amount of $0.50, as adjusted to give effect to our February 2006 two-for-one stock split, on each outstanding share of common stock. This special one-time cash dividend was paid in the fourth quarter of 2005. Our Board of Directors also adopted an annual cash dividend policy to pay an aggregate annual cash dividend of $0.10 on each outstanding share of common stock, payable quarterly at a rate of $0.025 per share, as adjusted to give effect to our February 2006 two-for-one stock split. We paid the first quarterly cash dividend under our annual dividend policy in the fourth quarter of 2005. Beginning in the fourth quarter of 2006, our Board of Directors amended the annual cash dividend policy to increase the annual dividend rate by 20 percent, from $0.10 to $0.12 per share, or $0.03 per share quarterly. The annual cash dividend policy and the payment of future quarterly cash dividends under that policy are not guaranteed and are subject to the discretion of and continuing determination by our Board of Directors that the policy remains in the best interests of our shareholders and in compliance with applicable laws and agreements.

Equity Compensation Plans

The information required by Item 5 of Form 10-K regarding equity compensation plans is incorporated herein by reference to “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters”.

Item 6.	Selected Financial Data

The following table represents selected historical consolidated financial data. The statement of operations data for the years ended December 31, 2004, 2005 and 2006 and balance sheet data at December 31, 2005 and 2006 are derived from our audited consolidated financial statements included elsewhere in this report. The statement of operations data for the years ended December 31, 2002 and 2003, and the balance sheet data at December 31, 2002, 2003 and 2004 are derived from audited consolidated financial statements not included in this report. The historical results are not necessarily indicative of the operating results to be expected in the future. The selected financial data should be read together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and notes to the financial statements included elsewhere in this report.

Consolidated Statement of Operations Data (in thousands, except per share data):

	Year Ended December 31,
	2002(1)(2)	2003(1)(2)	2004(1)	2005(1)(2)	2006
Net revenue	$608,657	$726,983	$841,256	$1,037,090	$1,247,682

Operating expenses (3)	510,078	659,501	701,878	865,538	1,027,705
Gain on sale/exchange of assets (4)	—	(5,738)	—	(5,144)	—
Restructuring charges (5)	—	1,917	2,619	—	—

Total operating expenses	510,078	655,680	704,497	860,394	1,027,705

Income from operations	98,579	71,303	136,759	176,696	219,977
Impairment of equity investments (6)	(33,787)	(10,078)	(2,000)	(5,928)	—
Other income, net	3,989	2,482	3,830	9,035	15,528

Income before provision for income taxes	68,781	63,707	138,589	179,803	235,505
Provision for income taxes	34,995	22,297	46,905	59,906	78,853

Income before equity in net loss of investee	33,786	41,410	91,684	119,897	156,652
Equity in net loss of investee, net of income taxes	105	—	—	—	—

Net income	$33,681	$41,410	$91,684	$119,897	$156,652

Net income per common share:
Basic	$0.31	$0.37	$0.81	$1.05	$1.34

Diluted	$0.30	$0.37	$0.81	$1.03	$1.32

Dividends declared per common share	$—	$—	$—	$0.525	$0.105

Weighted average number of common shares outstanding:
Basic	109,420	111,548	112,696	114,664	116,780
Dilutive effect of stock options	1,266	1,024	1,112	1,770	1,755

Diluted	110,686	112,572	113,808	116,434	118,535

Consolidated Balance Sheet Data (in thousands):

	As of December 31,
	2002	2003	2004	2005	2006
Cash, cash equivalents and short-term investments	$181,224	$110,102	$249,368	$319,820	$435,671
Working capital (7)	187,696	156,602	257,103	327,638	412,711
Total assets	697,667	786,055	983,681	1,159,600	1,481,565
Long-term debt and capital lease obligations, including current portion (8)	8,406	7,662	6,970	24,302	75,159
Shareholders’ equity	445,884	519,390	643,788	750,676	952,900
Dividends paid (9)	—	—	—	60,684	12,297

(1)

Effective January 1, 2006, we adopted SFAS No. 123 (revised) using the modified retrospective application method. In accordance with the modified retrospective application method, we have adjusted our financial statements for all periods prior to January 1, 2006 to give effect to the fair-value based method of accounting for all awards granted in fiscal years beginning after December 15, 1994.

(2)

For 2002, 2003 and 2005, results of operations for acquisitions that occurred during the year are included in our consolidated results of operations as of and since the effective date of the acquisitions. For further details, see Note 2 in Notes to Consolidated Financial Statements.

(3)	For 2003, operating expenses include a $65.0 million cash payment to Eli Lilly & Company to acquire Lilly’s patents to dapoxetine.
(4)

For 2003, gain on sale of assets related to the restructuring of our Discovery Sciences segment. For 2005, gain on exchange of assets related to the acquisition of substantially all the assets of SurroMed, Inc.’s biomarker business. For further details regarding the 2005 transaction, see “Restructuring Charges” in Note 1 in Notes to Consolidated Financial Statements.

(5)

For 2003 and 2004, restructuring charges related to the restructuring of our Discovery Sciences segment. For further details, see “Restructuring Charges” in Note 1 in Notes to Consolidated Financial Statements.

(6)

For 2002, 2003, 2004 and 2005, impairment of equity investments includes charges to earnings for other-than-temporary declines in the fair market value of our investments. For further details, see Note 6 in Notes to Consolidated Financial Statements.

(7)	Working capital equals current assets minus current liabilities.
(8)

For 2005 and 2006, long-term debt includes $17.1 million and $74.8 million, respectively, which we borrowed to finance the construction of our new headquarters building and related parking facility in Wilmington, North Carolina.

(9)

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

The following discussion and analysis is provided to increase understanding of, and should be read in conjunction with, our consolidated financial statements and accompanying notes. In this discussion, the words “PPD”, “we”, “our” and “us” refer to Pharmaceutical Product Development, Inc., together with its subsidiaries where appropriate.

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

Executive Overview

Our revenues are dependent on a relatively small number of industries and clients. As a result, we closely monitor the market for our services. For a discussion of the trends affecting our market, see “Item 1. Business – Trends Affecting the Drug Discovery and Development Industry”. Although we cannot predict the demand for CRO services for 2007, we continue to believe that the traditional market drivers for our industry are intact. In the first half of 2006, the market opportunity was robust and we experienced a new high for our global Phase II through IV business from a proposal volume standpoint. During the second half of 2006, proposal volume declined from the record levels in the first half of the year, but our proposal volume remained strong and ahead of 2005 levels. For 2007, we plan to focus our efforts on managing our recent growth and delivering timely, high quality services to our clients, which is fundamental to our business and future growth. We also intend to improve our business development efforts by focusing on the core markets for our services.

We believe there are specific opportunities for continued growth in certain areas of our business. Our Global Phase II through IV units had strong operating and financial performance in 2006, and we expect to see continued revenue growth in these units in 2007. Our global central laboratory also achieved strong revenue growth in 2006. We are expanding our service offerings, especially in the area of infectious disease, and investing in new equipment for this business unit.

We review various metrics to evaluate our financial performance, including period-to-period changes in backlog, new authorizations, cancellation rates, revenue, margins and earnings. In 2006, we had new authorizations of $1.971 billion, an increase of 11.6% over 2005. The cancellation rate for 2006 was 19.4%, which is higher than the 16.8% cancellation rate for 2005, but lower than our projected cancellation rate for 2006. The cancellation rate for 2006 was also below our average cancellation rate over the past five years. Backlog grew to $2.238 billion as of December 31, 2006, up 24.4% over December 31, 2005. The average length of our contracts increased to 32.8 months as of December 31, 2006 from 32.1 months as of December 31, 2005.

Backlog by client type as of December 31, 2006 was 54.5% pharmaceutical, 32.3% biotech and 13.2% government/other as compared to 49.5% pharmaceutical, 33.3% biotech and 17.2% government/other as of December 31, 2005. The change in the composition of our backlog from 2005 to 2006 is primarily the result of an increase in authorizations from pharmaceutical companies in 2006. Net revenue by client type for the year ended December 31, 2006 was 58.5% pharmaceutical, 29.5% biotech and 12.0% government/other compared to 62.2% pharmaceutical, 27.6% biotech and 10.2% government/other as of December 31, 2005.

For 2006, net revenue contribution by service area was 78.0% for Phase II-IV services, 15.3% for laboratory services, 3.8% for Phase I clinic and 2.9% for discovery sciences compared to net revenue contribution for the year ended December 31, 2005 of 76.7% for Phase II-IV services, 15.0% for laboratory services, 4.2% for discovery sciences and 4.1% for Phase I clinic. Top therapeutic areas by net revenue for the year ended December 31, 2006 were anti-infective/anti-viral, oncology, endocrine/metabolic, circulatory/cardiovascular and central nervous system. For a detailed discussion of our revenue, margins, earnings and other financial results for the year ended December 31, 2006, see “Results of Operations – Year Ended December 31, 2005 versus Year Ended December 31, 2006” below.

Capital expenditures for the year ended December 31, 2006 totaled $148.0 million. These capital expenditures were primarily for construction costs for our new corporate headquarters building and related parking facility in Wilmington, North Carolina, computer software and hardware, scientific equipment for our laboratory units, and various building improvements throughout the company. We made these investments to support our growing businesses and to improve the efficiencies of our operations. For 2007, we expect to spend between $105 million and $110 million for capital expenditures, of which approximately $30 million will be related to the ongoing construction of our new headquarters building. The majority of the remaining forecasted capital expenditures will be related to up-fit costs for facilities, information technology related expenditures and additional laboratory equipment.

As of December 31, 2006, we had $435.7 million of cash, cash equivalents and short-term investments and $75.2 million of debt primarily related to amounts borrowed to finance the construction of our new headquarters building. In 2006, we generated $187.4 million in cash from operations, which was impacted by an increase in accounts receivable and unbilled services of $99.1 million. The number of days’ revenue outstanding in accounts receivable and unbilled services, net of unearned income, also known as DSO, was 44.0 and 34.1 days as of December 31, 2006 and 2005, respectively. While DSO increased in part due to the increase in accounts receivable, more than 90% of our accounts receivable balance as of December 31, 2006 was less than 60 days old. DSO also rose in 2006 due to longer payment terms with some clients and a decrease in unearned income as a percentage of accounts receivable and unbilled services at December 31, 2006 compared to December 31, 2005. We expect DSO and unbilled services will continue to fluctuate in the future depending on contract terms, the mix of contracts performed within a quarter, the levels of investigator advances and unearned income, and our success in collecting receivables.

Because of our cash position and free cash flow, in late 2005 our Board of Directors declared a special one-time cash dividend and adopted a policy to pay annual cash dividends. In October 2006, our Board of Directors amended the annual cash dividend policy to increase the annual dividend rate by 20 percent, from $0.10 to $0.12 per share. The new dividend rate became effective in the fourth quarter of 2006. The cash dividend policy and the payment of future cash dividends are not guaranteed and are subject to the discretion of and continuing determination by our Board of Directors that the policy remains in the best interests of our shareholders and in compliance with applicable laws and agreements.

With regards to our Discovery Sciences segment, our preclinical oncology facility had a solid performance in 2006, and is now offering models to support diabetes drug development. Our Discovery Sciences segment also includes our compound partnering arrangements. The DPP4 development program with Takeda Pharmaceuticals continues to progress. With regard to our collaboration on dapoxetine with ALZA Corporation, ALZA has indicated that it may file for approval in Europe as early as late 2007. In February 2007, we exercised an option to license a statin compound from Ranbaxy Laboratories Ltd. which we intend to develop as a treatment for dyslipidemia. We are solely responsible, and will bear all costs and expenses, for the development, manufacture, marketing and commercialization of the compound and licensed products. These drug development collaborations allow us to leverage our resources and global drug development expertise to create new opportunities for growth and to share the risks and potential rewards of drug development with our clients. For a background discussion of our compound partnering arrangements, see “Item 1. Business – Our Services – Our Discovery Sciences Group – Compound Collaboration Programs”. We are committed to our compound partnering strategy and believe it is an innovative way to use our cash resources and drug development expertise to drive mid- to long-term shareholder value. In 2007, we plan to continue advancing our existing collaborations and evaluate new potential opportunities in this area.

Acquisitions

In February 2005, we completed our acquisition of substantially all of the assets of SurroMed, Inc.’s biomarker business. The biomarker business is part of the Discovery Sciences segment. In exchange for the assets, we surrendered to SurroMed for cancellation all shares of preferred stock of SurroMed we held. As additional consideration for the acquisition, we assumed approximately $3.4 million of SurroMed liabilities under capital leases and additional operating liabilities, and guaranteed repayment of up to $1.5 million under a SurroMed bank loan. Our guarantee of this loan expired on December 31, 2006. We recognized a pre-tax gain on the exchange of assets with Surromed in the amount of $5.1 million. For further details regarding this acquisition, see Note 2 in the Notes to Consolidated Financial Statements.

New Business Authorizations and Backlog

New business authorizations, which are sales of our services, are added to backlog when we enter into a contract or letter of intent or receive a verbal commitment. Authorizations can vary significantly from quarter to quarter and contracts generally have terms ranging from several months to several years. We recognize revenue on these authorizations as services are performed. Our new authorizations for the years ended December 31, 2004, 2005 and 2006 were $1.212 billion, $1.766 billion and $1.971 billion, respectively.

Our backlog consists of new business authorizations for which the work has not started but is anticipated to begin in the future and contracts in process that have not been completed. As of December 31, 2006, the remaining duration of the contracts in our backlog ranged from one month to 142 months, with an average duration of 32.8 months. Amounts included in backlog represent future revenue and exclude revenue that we have previously recognized. Once work begins on a project included in backlog, we recognize net revenue over the life of the contract as services are performed. Our backlog as of December 31, 2004, 2005 and 2006 was $1.293 billion, $1.799 billion and $2.238 billion, respectively. For various reasons discussed in “Item 1. Business – Backlog”, our backlog might never be recognized as revenue and is not necessarily a meaningful predictor of future performance.

Results of Operations

Revenue Recognition

We record revenue from contracts, other than time-and-material contracts, on a proportional performance basis in our Development and Discovery Sciences segments. To measure performance on a given date, we compare effort expended through that date to estimated total effort to complete the contract. We believe this is the best indicator of the performance of the contractual obligations because the costs relate primarily to the amount of labor incurred to perform the service. Changes to the estimated total contract direct costs result in a cumulative adjustment to the amount of revenue recognized. For time-and-material contracts in both our Development and Discovery

Sciences segments, we recognize revenue as hours are worked, multiplied by the applicable hourly rate. For our Phase I, laboratory and biomarker businesses, we recognize revenue from unitized contracts as subjects or samples are tested, multiplied by the applicable unit price. We offer volume discounts to our large customers based on annual volume thresholds. Revenue is reported net of volume discounts provided to clients.

In connection with the management of clinical trials, we pay, on behalf of our clients, fees to investigators and test subjects as well as other out-of-pocket costs for items such as travel, printing, meetings and couriers and our clients reimburse us for these costs. As required by Emerging Issues Task Force 01-14, amounts paid by us as a principal for out-of-pocket costs are included in direct costs as reimbursable out-of-pocket expenses and the reimbursements we receive as a principal are reported as reimbursed out-of-pocket revenue. In our statements of operations, we combine amounts paid by us as an agent for out-of-pocket costs with the corresponding reimbursements, or revenue, we receive as an agent. During the years ended December 31, 2004, 2005 and 2006, fees paid to investigators and other fees we paid as an agent and the associated reimbursements were approximately $226.9 million, $279.8 million and $292.6 million, respectively.

Most of our contracts can be terminated by our clients either immediately or after a specified period following notice. These contracts typically require payment to us of expenses to wind down a study, fees earned to date and, in some cases, a termination fee or some portion of the fees or profit that we could have earned under the contract if it had not been terminated early. Therefore, revenue recognized prior to cancellation does not generally require a significant adjustment upon cancellation. If we determine that a loss will result from the performance of a fixed-price contract, the entire amount of the estimated loss is charged against income in the period in which such determination is made.

The Discovery Sciences segment also generates revenue from time to time in the form of milestone payments in connection with licensing of compounds. We only recognize milestone payments as revenue if the specified milestone is achieved and accepted by the client, and continued performance of future research and development services related to that milestone is not required.

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

Selling, general and administrative, or SG&A, expenses consist primarily of administrative payroll and related benefit charges, sales, advertising and promotional expenses, recruiting and relocation expenses, training costs, administrative travel, an allocation of facility and information technology costs, and costs related to operational employees performing administrative tasks.

Depreciation expenses consist of depreciation costs recorded on a straight-line method, based on estimated useful lives of 40 to 50 years for buildings, five years for laboratory equipment, two to five years for software, computers and related equipment, and five to ten years for furniture and equipment, except for aircrafts, which we depreciate over 30 years. We depreciate leasehold improvements over the shorter of the life of the relevant lease or the useful life of the improvement. We depreciate property under capital leases over the life of the lease or the service life, whichever is shorter.

Amortization expenses consist of amortization costs recorded on intangible assets on a straight-line method over the life of the intangible assets.

Year Ended December 31, 2005 versus Year Ended December 31, 2006

The following table sets forth amounts from our consolidated financial statements along with the dollar and percentage change for the full year of 2005 compared to the full year of 2006.

	Year Ended December 31,
(in thousands, except per share data)
	2005	2006	$ Inc (Dec)	% Inc (Dec)
Net revenue:
Development	$921,802	$1,113,106	$191,304	20.8%
Discovery Sciences	40,214	33,193	(7,021)	(17.5)
Reimbursed out-of-pockets	75,074	101,383	26,309	35.0

Total net revenue	1,037,090	1,247,682	210,592	20.3

Direct costs:
Development	467,001	559,819	92,818	19.9
Discovery Sciences	8,428	9,324	896	10.6
Reimbursable out-of-pocket expenses	75,074	101,383	26,309	35.0

Total direct costs	550,503	670,526	120,023	21.8

Research and development expenses	23,370	5,406	(17,964)	(76.9)
Selling, general and administrative expenses	251,095	302,536	51,441	20.5
Depreciation	39,127	47,175	8,048	20.6
Amortization	1,123	563	(560)	(49.9)
Loss on impairment and disposal of assets	320	1,499	1,179	368.4
Gain on exchange of assets	(5,144)	—	5,144	(100.0)

Income from operations	176,696	219,977	43,281	24.5

Impairment of equity investments	(5,928)	—	5,928	(100.0)
Interest and other income, net	9,035	15,528	6,493	71.9

Income before provision for income taxes	179,803	235,505	55,702	31.0
Provision for income taxes	59,906	78,853	18,947	31.6

Net income	$119,897	$156,652	$36,755	30.7

Net income per diluted share	$1.03	$1.32	$0.29	28.2

Total net revenue increased $210.6 million to $1.248 billion in 2006. The increase in total net revenue resulted primarily from an increase in our Development segment revenue. The Development segment generated net revenue of $1.113 billion, which accounted for 89.2% of total net revenue for 2006. The 20.8% increase in Development net revenue was primarily attributable to an increase in the level of global CRO Phase II through IV services we provided in 2006 as compared to 2005.

The Discovery Sciences segment generated net revenue of $33.2 million in 2006, a decrease of $7.0 million from 2005. The higher 2005 Discovery Sciences net revenue was mainly attributable to the $10.0 million milestone payment from ALZA Corporation we received in 2005 for the filing of the dapoxetine NDA. This was partially offset by increased revenue generated by our preclinical oncology division in 2006 as compared to 2005. We received a $15.0 million milestone from Takeda in connection with the DPP4 collaboration in both 2005 and 2006. We do not expect to receive any milestone payments related to either of these collaborations in 2007.

Total direct costs increased $120.0 million to $670.5 million in 2006 primarily as the result of an increase in the Development segment direct costs. Development direct costs increased $92.8 million to $559.8 million in 2006. The primary reason for this was an increase in personnel costs of $80.8 million due to over 1,000 additional employees in our global Phase II through IV division. The remaining increase in the development direct costs is primarily due to increased facility costs of $11.2 million related to the increase in personnel.

R&D expenses decreased $18.0 million to $5.4 million in 2006. R&D expenses decreased primarily as a result of decreased spending in connection with the DPP4 program, which was transferred to Takeda. Under the DPP4 agreement with Takeda that we entered into in July 2005, Takeda assumed the obligation to fund all future development and commercialization costs of the DPP4 inhibitor program. In February 2007, we exercised an option to license a statin compound from Ranbaxy Laboratories Ltd. which we intend to develop as a treatment for dyslipidemia. We are solely responsible, and will bear all costs and expenses, for the development, manufacture, marketing and commercialization of the compound and licensed products. We plan to continue evaluating other compound partnering opportunities to drive mid- and long-term shareholder value. As a result of this new collaboration and any other compound partnering transaction that we might enter into in 2007, our R&D expense could increase.

SG&A expenses increased $51.4 million to $302.5 million in 2006. As a percentage of total net revenue, SG&A expenses were 24.2% in both 2005 and 2006. The increase in SG&A expenses includes additional personnel costs of $40.7 million. The increase in personnel costs related mainly to an increased level of new hires of both operations infrastructure and administrative personnel to support expanding operations and revenue growth. The increase in SG&A costs also includes an additional $3.2 million related to additional provisions for bad debt expense. In addition, SG&A costs include an increase of $2.0 million in accounting and legal fees.

Depreciation expense increased $8.0 million to $47.2 million in 2006. The increase was related to property and equipment we acquired to accommodate our growth, a significant portion of which related to information technology system investments we made in 2005. Capital expenditures were $148.0 million in 2006. Capital expenditures included $73.5 million for our new corporate headquarters building and related parking facility in Wilmington, North Carolina, $23.4 million for computer software and hardware, $16.1 million related to leasehold improvements at various sites, $8.9 million for additional scientific equipment for our Phase I and laboratory units and $8.7 million for our new building in Scotland. We expect depreciation to increase in 2007 as a result of substantial investments over the past couple years in information technology systems to support our global Phase II-IV business and the additional depreciation related to our new corporate headquarters building.

Income from operations increased $43.3 million to $220.0 million in 2006. As a percentage of net revenue, income from operations increased from 17.0% in 2005 to 17.6% in 2006. Income from operations in 2006 included a significant decrease in R&D expenses as discussed above and a $1.5 million loss on disposal of assets, mostly composed of $0.8 million related to disposal of assets in our biomarker business, $0.2 million related to the disposal of an intangible asset and a $0.4 million impairment related to the value of our building in Leicester, United Kingdom, which was the site of our former U.K. Phase I operations. Income from operations in 2006 was negatively impacted by approximately $3.3 million due to foreign currency fluctuation, primarily the weakening of the U.S. dollar relative to the pound sterling, euro and Brazilian real. Although these currency movements increased net revenue in the aggregate, the negative impact on income from operations is attributable to dollar-denominated contracts for services rendered in countries other than the United States. In these cases, revenue is not impacted by the weakening of the U.S. dollar, but the costs associated with performing these contracts and maintaining the foreign infrastructure, which are paid in local currency, increase when translated to U.S. dollars, resulting in lower operating profits. During 2006, we recorded a foreign currency hedging loss of $0.3 million, resulting in a net impact to income from operations of $3.6 million attributable to foreign currency transactions. Income from operations in 2005 included a $5.1 million gain on exchange of assets associated with the acquisition of SurroMed’s biomarker business. Income from operations in 2005 also included a $10.0 million milestone payment related to the filing of the dapoxetine NDA.

During 2005, we recorded charges to earnings for other-than-temporary declines in the fair market value of our cost basis investments of $5.6 million, which included $1.6 million related to the outstanding balance of a revolving line of credit that was guaranteed by us, and our marketable equity securities of $0.3 million. The write-downs were due to a business failure, current fair market values, historical and projected performance and liquidity needs of the investees.

Interest and other income, net increased $6.5 million to $15.5 million in 2006. This was due primarily to increased interest income due to higher interest rates and a 28.2% increase in our average cash, cash equivalents and short-term investment balance.

Our provision for income taxes increased $18.9 million to $78.9 million in 2006. Our effective income tax rate for 2005 was 33.3% compared to 33.5% for 2006. The effective tax rate for 2006 was positively impacted by 1.8% by the recognition of benefit for state economic development tax credits as well as a decrease in liabilities for tax contingencies and a decrease in the valuation allowance due to the closing of certain state tax statutes and audits. The effective tax rate for 2005 was positively impacted by a $6.9 million reduction in our valuation allowance provided for the deferred tax asset relating to capital loss carryforwards. The reduction was a result of the utilization of capital loss carryforwards that previously had a valuation allowance recorded against them as well as the recognition of capital gains for the dapoxetine NDA milestone payment from ALZA Corporation received in the first quarter of 2005 and the $15.0 million up-front payment received from Takeda during the third quarter of 2005 with respect to the DPP4 program. This reduction in the valuation allowance decreased the effective tax rate in 2005 by 3.5%. The remaining difference in our effective tax rates for 2006 compared to 2005 is due to the tax on the repatriation of foreign earnings in 2005 and the change in the geographic distribution of our pretax earnings among locations with varying tax rates.

Net income of $156.7 million in 2006 represents an increase of 30.7% from $119.9 million in 2005. Net income per diluted share of $1.32 in 2006 represents a 28.2% increase from $1.03 net income per diluted share in 2005. Net income per diluted share for 2005 included $0.03 per share, net of tax, for the gain on exchange of assets associated with the acquisition of SurroMed’s biomarker business which was offset by $0.03 per share, net of tax, for impairment of equity investments.

Year Ended December 31, 2004 versus Year Ended December 31, 2005

The following table sets forth amounts from our consolidated financial statements along with the dollar and percentage change for the full year of 2004 compared to the full year of 2005.

(in thousands, except per share data)	Year Ended December 31,
	2004	2005	$ Inc (Dec)	% Inc (Dec)
Net revenue:
Development	$759,629	$921,802	$162,173	21.3%
Discovery Sciences	14,311	40,214	25,903	181.0
Reimbursed out-of-pockets	67,316	75,074	7,758	11.5

Total net revenue	841,256	1,037,090	195,834	23.3

Direct costs:
Development	379,211	467,001	87,790	23.2
Discovery Sciences	6,226	8,428	2,202	35.4
Reimbursable out-of-pocket expenses	67,316	75,074	7,758	11.5

Total direct costs	452,753	550,503	97,750	21.6

Research and development expenses	15,852	23,370	7,518	47.4
Selling, general and administrative expenses	203,218	251,095	47,877	23.6
Depreciation	28,609	39,127	10,518	36.8
Amortization	1,245	1,123	(122)	(9.8)
Loss on disposal of assets	201	320	119	59.2
Gain on exchange of assets	—	(5,144)	(5,144)
Restructuring charges	2,619	—	(2,619)	(100.0)

Income from operations	136,759	176,696	39,937	29.2

Impairment of equity investments	(2,000)	(5,928)	(3,928)	196.4
Interest and other income, net	3,830	9,035	5,205	135.9

Income before provision for income taxes	138,589	179,803	41,214	29.7
Provision for income taxes	46,905	59,906	13,001	27.7

Net income	$91,684	$119,897	$28,213	30.8

Net income per diluted share	$0.81	$1.03	$0.22	27.2

Total net revenue increased $195.8 million to $1.037 billion in 2005. The increase in total net revenue resulted primarily from an increase in our Development segment revenue. The Development segment generated net revenue of $921.8 million, which accounted for 88.9% of total net revenue for 2005. The 21.3% increase in Development net revenue was primarily attributable to an increase in the level of global CRO Phase II through IV services we provided in 2005 as compared to 2004.

The Discovery Sciences segment generated net revenue of $40.2 million in 2005, an increase of $25.9 million from 2004. The increase in the Discovery Sciences net revenue was mainly attributable to the $15.0 million up-front payment we received from Takeda in connection with the DPP4 agreement we entered into in July 2005 and the $10.0 million milestone payment we received from ALZA for the filing of the dapoxetine NDA. The remaining increase was primarily due to revenue generated by our biomarker business that we acquired from SurroMed. In 2004, we received a $5.0 million payment from ALZA in connection with an amendment to the dapoxetine out-license agreement.

Total direct costs increased $97.8 million to $550.5 million in 2005 primarily as the result of an increase in the Development segment direct costs. Development direct costs increased $87.8 million to $467.0 million in 2005. The primary reason for this increase was an increase in personnel costs of $67.6 million due to hiring additional employees in our global CRO Phase II through IV division and increased costs in our foreign operations due to the weakening of the U.S. dollar. The remaining $20.2 million of this increase in Development direct costs primarily consisted of increased facility costs and higher subcontractor costs to support the growth in the global CRO Phase II through IV division.

Discovery Sciences direct costs increased $2.2 million to $8.4 million in 2005. The higher costs in 2005 related primarily to additional direct costs associated with the biomarker business acquired from SurroMed in February 2005.

R&D expenses increased $7.5 million to $23.4 million in 2005. R&D expenses increased primarily as a result of increased spending in the first half of the year in connection with the DPP4 program with Takeda, including a $2.5 million milestone payment made by us as a result of the commencement of the Phase II studies in April 2005. Based on the new DPP4 agreement with Takeda entered into in July 2005, Takeda is responsible for future development and commercialization costs for the DPP4 program. Thus, we do not expect to incur any material future R&D expense for the DPP4 program.

SG&A expenses increased $47.9 million to $251.1 million in 2005. As a percentage of total net revenue, SG&A expenses were 24.2% in both 2004 and 2005. The increase in SG&A expenses includes additional personnel costs of $31.0 million. The increase in personnel costs related mainly to training costs for new personnel, higher levels of operations infrastructure to manage direct personnel and changes in utilization levels. The increase in SG&A costs also includes an increase of $5.1 million in travel costs due to training initiatives for new and existing operations personnel and higher administrative travel expense. In addition, SG&A costs include $4.7 million in recruiting costs to hire additional personnel and an increase of $2.8 million in facility costs related to the increase in personnel.

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

Income from operations increased $39.9 million to $176.7 million in 2005. As a percentage of net revenue, income from operations increased from 16.3% in 2004 to 17.0% in 2005. Income from operations in 2005 included a $15.0 million up-front payment from Takeda in connection with the DPP4 agreement, a $10.0 million milestone payment related to the filing of the dapoxetine NDA and a $5.1 million gain on exchange of assets associated with the acquisition of SurroMed’s biomarker business. Income from operations in 2005 was negatively impacted by the increase in R&D expenses discussed above and by approximately $3.3 million due to foreign currency fluctuation, primarily the weakening of the U.S. dollar relative to the euro and Brazilian real. Although these currency movements increased net revenue in the aggregate, the negative impact on income from operations is attributable to dollar-denominated contracts for services rendered in countries other than the United States. In these cases, revenue is not impacted by the weakening of the U.S. dollar, but the costs associated with performing these contracts and maintaining the foreign infrastructure, which are paid in local currency, increase when translated to U.S. dollars resulting in lower operating profits. During 2005, we recorded a foreign currency hedging loss of $1.7 million, resulting in a net impact to income from operations of $5.0 million attributable to foreign currency transactions. Income from operations in 2004 includes a $5.0 million dapoxetine milestone payment from ALZA and the $2.6 million restructuring charge discussed above.

During 2005, we recorded charges to earnings for other-than-temporary declines in the fair market value of our cost basis investments of $5.6 million, which included $1.6 million related to the outstanding balance of a revolving line of credit that was guaranteed by us, and our marketable equity securities of $0.3 million. The write-downs were due to a business failure, current fair market values, historical and projected performance and liquidity needs of the investees.

During 2004, we recorded a charge to earnings for an other-than-temporary decline in the fair market value of an investment of $2.0 million. We deemed our investment to be impaired as a result of the issuance of shares to new investors at a lower valuation than our original investment.

Our provision for income taxes increased $13.0 million to $59.9 million in 2005. Our effective income tax rate for 2004 was 33.8% compared to 33.3% for 2005. The effective tax rate for 2005 was positively impacted by a $6.9 million reduction in our valuation allowance provided for the deferred tax asset relating to capital loss carryforwards. The reduction was a result of the utilization of capital loss carryforwards that previously had a valuation allowance recorded against them as well as the recognition of capital gains for the dapoxetine NDA milestone payment from ALZA Corporation received in the first quarter of 2005 and the $15.0 million up-front payment received from Takeda during the third quarter of 2005 with respect to the DPP4 program. This reduction in the valuation allowance decreased the effective tax rate in 2005 by 3.5%. During 2004, our effective tax rate was positively impacted by the $3.7 million tax benefit which we recorded as a result of the utilization of capital loss carryforwards that previously had a valuation allowance recorded against them. The remaining difference in our effective rates for 2004 and 2005 is due to the change in the geographic distribution of our pretax earnings among locations with varying tax rates.

Net income of $119.9 million in 2005 represents an increase of $28.2 million from $91.7 million in 2004. Net income per diluted share of $1.03 in 2005 represents a 27.2% increase from net income per diluted share of $0.81 in 2004. Net income per diluted share for 2005 included $0.03 per share, net of tax, for the gain on exchange of assets associated with the acquisition of SurroMed’s biomarker business which was offset by $0.03 per share, net of tax, for impairment of equity investments.

Liquidity and Capital Resources

As of December 31, 2006, we had $179.8 million of cash and cash equivalents and $255.9 million of short-term investments. Our cash and cash equivalents are invested in financial instruments that are rated A or better by Standard & Poor’s or Moody’s and earn interest at market rates. Our expected primary cash needs on both a short- and long-term basis are for capital expenditures, including our new corporate headquarters facility, repayment of the construction debt, expansion of services, possible acquisitions, investments and compound partnering collaborations, geographic expansion, dividends, working capital and other general corporate purposes. We have historically funded our operations, dividends and growth, including acquisitions, primarily with cash flow from operations. In the first quarter of 2006, we entered into a construction loan to finance the construction of our new corporate headquarters building and related parking facility in Wilmington, North Carolina.

In 2006, our operating activities provided $187.4 million in cash as compared to $182.1 million for the same period last year. The increase in cash flow from operations is due to a combination of increases and decreases in various line items of our cash flow statement. The primary increases in cash flow were due to a $36.8 million increase in net income, an increase in cash provided by unearned income of $16.0 million and an increase in the cash provided by the provision for deferred taxes of $13.3 million. These increases were partially offset by the decrease in cash flow as a result of an increase in the cash used for increased receivables of $54.2 million and the decrease in cash provided by accrued income taxes of $23.9 million. Fluctuations in receivables and unearned income occur on a regular basis as we perform services, achieve milestones or other billing criteria, send invoices to clients and collect outstanding accounts receivable. Such activity varies by individual client and contract.

In 2006, we used $265.7 million in cash related to investing activities. We used cash to purchase available-for-sale investments of $680.3 million, make capital expenditures of $148.0 million and purchase other investments of $1.8 million. These amounts were partially offset by maturities and sales of available-for-sale investments of $562.1 million, proceeds from the sale of an investment of $1.5 million and proceeds from the sale of property and equipment of $0.9 million. Our capital expenditures in 2006 primarily consisted of $73.5 million for our new corporate headquarters building and related parking facility in Wilmington, North Carolina, $23.4 million for computer software and hardware, $16.1 million related to leasehold improvements at various sites, $8.9 million for additional scientific equipment for our Phase I and laboratory units and $8.7 million for our new building in Scotland. We expect our capital expenditures in 2007 will be approximately $105 million to $110 million, of which approximately $30 million will be related to the ongoing construction of our new headquarters building. The majority of the remaining forecasted capital expenditures are related to the up-fit costs for facilities of approximately $30 million, information technology expenditures and additional laboratory equipment.

In 2006, our financing activities provided $71.9 million in cash. We received $74.8 million in borrowings under our construction loan, $28.3 million in proceeds from stock option exercises and purchases under our employee stock purchase plan and $5.4 million in income tax benefits from the exercise of stock options and disqualifying dispositions of stock. These amounts were partially offset by repayment of borrowings under our revolving credit facility of $17.1 million, dividend payments of $12.3 million, repayments of $6.0 million on long-term debt and repayments of capital lease obligations of $1.3 million.

The following table sets forth amounts from our consolidated balance sheet affecting our working capital along with the dollar amount of the change from 2005 to 2006.

(in thousands)	Year Ended December 31,
	2005	2006	$ Inc (Dec)
Current assets
Cash and cash equivalents	$182,000	$179,795	$(2,205)
Short-term investments	137,820	255,876	118,056
Accounts receivable and unbilled services, net	303,386	408,917	105,531
Income tax receivable	14	510	496
Investigator advances	13,578	13,490	(88)
Prepaid expenses and other current assets	34,651	36,495	1,844
Deferred tax assets	11,435	13,119	1,684

Total current assets	$682,884	$908,202	$225,318

Current liabilities
Accounts payable	$10,363	$15,235	$4,872
Payables to investigators	43,126	43,717	591
Accrued income taxes	18,099	16,560	(1,539)
Other accrued expenses	119,304	149,027	29,723
Deferred tax liabilities	85	86	1
Unearned income	162,662	195,707	33,045
Current maturities of long-term debt and capital lease obligations	1,607	75,159	73,552

Total current liabilities	$355,246	$495,491	$140,245

Working capital	$327,638	$412,711	$85,073

Working capital as of December 31, 2006 was $412.7 million, compared to $327.6 million at December 31, 2005. The increase in working capital was due primarily to the increase in short-term investments and accounts receivable and unbilled services. These increases were partially offset by increases in accounts payable, other accrued expenses, unearned income and current maturities of long-term debt and capital lease obligations.

The number of days’ revenue outstanding in accounts receivable and unbilled services, net of unearned income, also known as DSO, increased to 44.0 days for the year ended December 31, 2006 from 34.1 days for the year ended December 31, 2005. We calculate DSO by dividing accounts receivable and unbilled services less unearned income by average daily gross revenue for the applicable period. Accounts receivable, net of allowance for doubtful accounts, as of December 31, 2006 were $267.5 million. While DSO increased in part due to the increase in accounts receivable, more than 90% of our accounts receivable balance as of December 31, 2006 was less than 60 days old. Unearned income as of December 31, 2006 was $195.7 million, which represented 47.9% of our accounts receivable and unbilled services balance. This percentage has decreased from December 31, 2005 when our unearned income of $162.7 million represented 53.6% of our accounts receivable and unbilled services balance. This decrease in unearned income as a percentage of receivables and unbilled services caused DSO to increase. DSO also rose in 2006 due to longer payment terms with some clients. We expect DSO will continue to fluctuate in the future depending on contract terms, the mix of contracts performed within a quarter, the levels of investigator advances and unearned income, and our success in collecting receivables.

We maintain a defined benefit pension plan for certain employees and former employees in the United Kingdom. This pension plan was closed to new participants as of December 31, 2002. The projected benefit obligation for the benefit plan at December 31, 2005 and December 31, 2006, as determined in accordance with SFAS No. 87, “Employers Accounting for Pensions”, was $41.8 million and $51.8 million, respectively, and the value of the plan assets was $29.3 million and $40.9 million, respectively. As a result, the plan was under-funded by $12.5 million in 2005 and by $10.8 million in 2006, respectively. The amount of contributions to the plan for the years ended December 31, 2005 and 2006 were $1.5 million and $3.2 million, respectively. It is likely that the amount of our contributions to the plan could increase in future years. We expect the pension cost to be recognized in our financial statements will decrease slightly from the $2.9 million in 2006 to approximately $2.1 million in 2007. The expense to be recognized in future periods could increase or decrease depending upon the change in the fair market value of the plan assets and changes in the projected benefit obligation.

A decrease in the market value of plan assets and/or declines in interest rates are likely to cause the amount of the under-funded status to increase. After completion of the actuarial valuations in 2007, we could be required to record an additional reduction to shareholders’ equity. In connection with the plan, we recorded a reduction to shareholders’ equity in 2005 of $1.6 million and an increase to shareholders’ equity in 2006 of $2.8 million, offset by a decrease of $3.3 million due to the adoption of SFAS No. 158. Given the impact that the discount rate and stock market performance have on the projected benefit obligation and market value of plan assets, future changes in either one of these factors could significantly reduce or increase the amount of our pension plan under-funding.

In July 2006, we renewed our $50.0 million revolving credit facility with Bank of America, N. A. Indebtedness under the facility is unsecured and subject to traditional covenants relating to financial ratios and restrictions on certain types of transactions. This revolving credit facility does not expressly restrict or limit the payment of dividends, and we do not expect any of the covenants to affect our ability to pay dividends under our cash dividend policy for the foreseeable future. We were in compliance with all loan covenants as of December 31, 2006. Outstanding borrowings under the facility bear interest at an annual fluctuating rate equal to the one-month London Interbank Offered Rate, or LIBOR, plus a margin of 0.6%. Borrowings under this credit facility are available to provide working capital and for general corporate purposes. This credit facility is currently scheduled to expire in June 2007, at which time any outstanding balance will be due. As of December 31, 2006, no amounts were outstanding under this credit facility, although the aggregate amount we are able to borrow had been reduced by $1.3 million due to outstanding letters of credit issued under this facility. As of February 15, 2007, we had borrowed approximately $25.0 million under this facility.

In February 2006, we entered into an $80.0 million construction loan facility with Bank of America, N.A. This construction loan facility is in addition to the $50.0 million revolving credit facility discussed above. Indebtedness under the construction loan facility is unsecured and is subject to the same covenants as the revolving credit facility and additional covenants commonly used in construction loan agreements. In addition, we must maintain at least $50.0 million in cash, cash equivalents and short-term investments while the loan is outstanding. We were in compliance with all loan covenants as of December 31, 2006. Borrowings under this credit facility are available to finance the construction of our new corporate headquarters building and related parking facility in Wilmington, North Carolina and bear interest at an annual fluctuating rate equal to the one-month LIBOR plus a margin of 0.6%. Interest on amounts borrowed under this construction loan facility is payable quarterly. This credit facility has a term of two years and will mature in February 2008, at which time the entire principal balance and all accrued and unpaid interest will be due. As of December 31, 2006, we had borrowed approximately $74.8 million under this facility. We expect to pay off this construction loan in full within the next 12 months and thus have shown this as a current liability on our consolidated balance sheet as of December 31, 2006.

On October 3, 2005, our Board of Directors adopted a cash dividend policy. We paid the first quarterly cash dividend under our dividend policy in the fourth quarter of 2005, and in each of the first three quarters of 2006, we paid a similar dividend of $0.025 per share. In October 2006, our Board of Directors amended the annual cash dividend policy to increase the annual dividend rate by 20 percent, from $0.10 to $0.12 per share, payable quarterly at a rate of $0.03 per share. The new dividend rate was effective beginning in the fourth quarter of 2006. The cash dividend policy and the payment of future quarterly cash dividends under that policy are not guaranteed and are subject to the discretion of and continuing determination by our Board of Directors that the policy remains in the best interests of our shareholders and in compliance with applicable laws and agreements.

In September 2005, we became a limited partner in Bay City Capital Fund IV, L.P., a venture capital fund formed to invest in life sciences companies. We have committed to invest up to a maximum of $10.0 million in this fund. Aggregate capital calls through December 31, 2006 totaled $3.2 million. Because no capital call can exceed 20% of our aggregate capital commitment, we anticipate that our remaining capital commitment of $6.8 million will be invested through a series of future capital calls over the next several years. Our capital commitment will expire in June 2009.

In November 2003, we became a limited partner in A. M. Pappas Life Science Ventures III, L.P., a venture capital fund formed to invest in life sciences, healthcare and technology industries. We have committed to invest up to a maximum of $4.8 million in this fund. Aggregate capital calls through December 31, 2006 totaled $1.2 million. Because no capital call can exceed 10% of our aggregate capital commitment, we anticipate that our remaining capital commitment of $3.6 million will be invested through a series of future capital calls over the next several years. Our capital commitment will expire in May 2009.

As of December 31, 2006, we had liabilities of $9.1 million for certain unsettled matters in connection with tax positions taken on our tax returns, including interpretations of applicable income tax laws and regulations. We establish a reserve when, despite management’s belief that our tax returns reflect the proper treatment of all matters, the treatment of certain tax matters is likely to be challenged. Significant judgment is required to evaluate and adjust the reserves in light of changing facts and circumstances. Further, a number of years may lapse before a particular matter for which we have established a reserve is audited and finally resolved. While it is difficult to predict the final outcome or the timing of resolution of any particular tax matter, management believes that the reserves of $9.1 million reflect the probable outcome of known tax contingencies. We believe it is unlikely that the resolution of these matters will have a material adverse effect on our financial position or results of operations.

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

Our collaboration with ALZA Corporation, a subsidiary of Johnson & Johnson, for dapoxetine requires us to pay a royalty to Eli Lilly & Company of 5% on annual net sales of the compound in excess of $800 million. ALZA received a “not approvable” letter from the FDA in October 2005, but has continued its global development program and has indicated that it may file for approval in Europe as early as late 2007. As a result of the risks associated with drug development, including obtaining regulatory approval to sell in any country, the receipt of any further milestone payments, royalties or other payments is uncertain. During the first quarter of 2006, we earned a $15.0 million milestone payment under our DPP4 collaboration with Takeda.

Under most of our agreements for Development services, we typically agree to indemnify and defend the sponsor against third party claims based on our negligence or willful misconduct. Any successful claims could have a material adverse effect on our financial condition, results of operations and future prospects.

We expect to continue expanding our operations through internal growth, strategic acquisitions and investments. We expect to fund these activities and the payment of future cash dividends from existing cash, cash flows from operations and, if necessary or appropriate, borrowings under our existing or future credit facilities. We believe that these sources of liquidity will be sufficient to fund our operations and dividends for the foreseeable future. From time to time, we evaluate potential acquisitions, investments and other growth opportunities that might require additional external financing, and we might seek funds from public or private issuances of equity or debt securities. While we believe we have sufficient liquidity to fund our operations for the foreseeable future, our sources of liquidity and ability to pay dividends could be affected by our dependence on a small number of industries and clients; compliance with regulations; international risks; breach of contract, personal injury or other tort claims; environmental or intellectual property claims; or other factors described under “Item 1A. Risk Factors”, in this Item 7 under the subheadings “Contractual Obligations”, “Critical Accounting Policies and Estimates”, “Potential Liability and Insurance”, “Potential Volatility of Quarterly Operating Results and Stock Price” and under “Item 7A. Quantitative and Qualitative Disclosures about Market Risk”.

Contractual Obligations

As of December 31, 2006, future minimum payments for all contractual obligations for years subsequent to December 31, 2006 are as follows (in thousands):

	2007	2008 - 2009	2010 - 2011	2012 and thereafter	Total
Long-term debt	$74,833	$—	$—	$—	$74,833
Capital leases, including interest payments	335	—	—	—	335
Operating leases	44,213	74,807	56,028	81,119	256,167
Less: sublease income	(1,681)	(3,477)	(3,405)	(5,096)	(13,659)

Total	$117,700	$71,330	$52,623	$76,023	$317,676

As noted above, we became a limited partner in two venture capital funds. Under the terms of our agreement with the Bay City Capital Fund IV, L.P., we committed to invest up to an aggregate of approximately $10.0 million in the fund. Under the terms of our agreement with the A. M. Pappas Life Science Ventures III, L.P., we committed to invest up to an aggregate of $4.8 million. We anticipate that our aggregate investment in both of these funds will be made through a series of future capital calls over the next several years. We also have a long-term liability on our balance sheet regarding the underfunding of our U.K. pension plan in the amount of $10.8 million. We do not know if or when this will be funded because this liability will change based on the performance of the investments of the plan and changes in the benefit obligations. We anticipate spending approximately $30 million in 2007 on the construction of our new headquarters building and related parking facility in Wilmington, North Carolina. Also, in February 2007, we exercised an option to license a statin compound from Ranbaxy Laboratories Ltd. which we intend to develop as a treatment for dyslipidemia. We are solely responsible, and will bear all costs and expenses, for the development, manufacture, marketing and commercialization of the compound and licensed products. We are also obligated to pay Ranbaxy milestone payments upon the occurrence of specified clinical development events. If a licensed product is approved for sale, we must also pay Ranbaxy royalties based on sales of such product and commercial milestone payments based on the achievement of specified worldwide sales targets. If all criteria are met, the total amount of potential clinical and sales-based milestones over the development and commercialization period would be $44 million.

Off-balance Sheet Arrangements

As part of the acquisition of SurroMed’s assets, we agreed to guarantee repayment of up to $1.5 million under a SurroMed bank loan with a maturity date of December 31, 2006. Our guarantee expired on December 31, 2006 and we have no further liability under the guarantee.

In January 2005, we guaranteed an $8.0 million loan from Bank of America to Almont Shipping Company in connection with the purchase of property from Almont. We subsequently purchased the secured note and all related loan documents from Bank of America and refinanced the note with a new buyer who paid off the note in December 2006. As of December 31, 2006, no guarantee was outstanding related to this transaction.

From time to time, we cause letters of credit to be issued to provide credit support for guarantees, contractual commitments and insurance policies. The fair values of the letters of credit reflect the amount of the underlying obligation and are subject to fees competitively determined in the marketplace. As of December 31, 2006, we had four letters of credit outstanding for a total of $1.3 million.

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

Revenue Recognition

The majority of our revenues are recorded from contracts on a proportional performance basis. To measure performance on a given date, we compare effort expended through that date to estimated total effort to complete the contract. We believe this is the best indicator of the performance of the contractual obligations because the costs relate primarily to the amount of labor incurred to perform the service. Direct costs are primarily comprised of labor and overhead related to the delivery of services. Each month we accumulate direct costs on each project and compare them to the total current estimated costs to determine the percentage-of-completion. We then multiply this percentage by the contract value to determine the amount of revenue that can be recognized. Each month we review the total current estimated direct costs on each project to determine if these estimates are still accurate and, if necessary, we adjust the total estimated direct costs for each project. As the work progresses, we might determine that our original estimates for direct costs were incorrect due to, among other things, revisions in the scope of work or patient enrollment rate, and a contract modification might be negotiated with the client to cover additional costs. If a contract modification is not agreed to, we could bear the risk of cost overruns. In 2006 and prior years, we have had to commit unanticipated resources to complete projects, resulting in lower gross margins on those projects. We might experience similar situations in the future. Changes to the estimated total contract direct costs result in a cumulative adjustment to the amount of revenue recognized in the period the change in estimate is determined. Should our estimated direct costs on fixed price contracts prove to be low, future gross margins on these projects could be materially adversely affected, absent our ability to negotiate a contract modification. We accumulate information on each project to refine our bidding process. Historically, the majority of our estimates and assumptions have been materially correct, but these estimates might not continue to be accurate in the future. A hypothetical increase to total estimated remaining project direct costs of 1% for open projects accounted for under the proportional performance method as of December 31, 2006 would have resulted in a cumulative reduction in revenue of approximately $3.3 million for 2006.

In our Discovery Sciences segment, we generate revenue from time to time in the form of milestone payments in connection with licensing of compounds. We only recognize milestone payments as revenue if the specified milestone is achieved and accepted by the client, and continued performance of future research and development services related to that milestone are not required. Future potential milestone payments under various discovery contracts might never be received if the milestones are not achieved.

Allowance for Doubtful Accounts

Included in “Accounts receivable and unbilled services, net” on our consolidated balance sheets is an allowance for doubtful accounts. Generally, before we do business with a new client, we perform a credit check. We also review our accounts receivable aging on a monthly basis to determine if any receivables will potentially be uncollectible. The allowance for doubtful accounts includes specific accounts and an estimate of other losses based on historical loss experience. After all attempts to collect the receivable have failed, the receivable is written off against the allowance. Based on the information available to us, we believe our allowance for doubtful accounts as of December 31, 2006 was adequate to cover uncollectible balances. However, actual write-offs might exceed the recorded reserve.

Investments

Our investments consist of equity and debt investments in publicly traded and privately held entities. Our investments in publicly traded securities are classified as available-for-sale securities and recorded at their current quoted market price. Our investments in privately held entities do not have readily determinable fair values and are, therefore, recorded using the cost method of accounting. Most of our investments are in relatively early stage life sciences and biotechnology companies or investment funds that invest in similar companies. These early stage life sciences and biotechnology companies generally do not have established products or proven technologies or material revenue, if any. The fair value of these investments might from time to time be less than their recorded value. We assess our investment portfolio on a quarterly basis for other-than-temporary impairments. For our investments in privately held entities, we must identify events or circumstances that would likely have a significant adverse effect on the fair value of the investment. In addition, any decline in the fair value of publicly traded or privately held investments must be evaluated to determine the extent and timing of recovery, if any. If we deem the impairment to be other-than-temporary, the impairment of the investment must be recorded in the income statement. This quarterly review includes an evaluation of, among other things, the market condition of the overall industry, historical and projected financial performance and market values, the status of the company’s development and commercialization efforts, expected cash needs and recent funding events. This analysis of the fair values and the extent and timing of recoveries of decreases in fair value requires significant judgment.

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

In evaluating our ability to recover our deferred tax assets, in full or in part, we consider all available positive and negative evidence including our past operating results, the existence of cumulative losses in the most recent fiscal years and our forecast of future taxable income on a jurisdiction-by-jurisdiction basis. In determining future taxable income, assumptions include the amount of state, federal and international pre-tax income from operations, the reversal of temporary differences and the implementation of feasible and prudent tax planning strategies. These assumptions require significant judgment about the forecasts of future taxable income and are consistent with the plans and estimates we use to manage the underlying businesses. Based on our analysis of the above factors, we determined that a valuation allowance of $5.6 million was required as of December 31, 2006 for carryforwards of foreign and state tax losses and credits. Changes in our assumptions could result in an adjustment to the valuation allowance, up or down, in the future.

In addition, the calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax regulations in a multitude of jurisdictions. We recognize potential liabilities for anticipated tax audit issues in the United States and other jurisdictions based on our estimate of whether, and the extent to which, additional taxes and interest will be due. As of December 31, 2006, we had recorded $9.1 million for certain unsettled tax matters. If events occur and the payment of these amounts ultimately proves to be unnecessary, the reversal of the liabilities would result in tax benefits being recognized in the period when we determine the liabilities are no longer necessary. If our estimate of tax liabilities proves to be more or less than the ultimate assessment, a tax expense or benefit to expense, respectively, would result.

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

Stock-Based Compensation

Effective January 1, 2006, we adopted SFAS No. 123 (revised) using the modified retrospective application method. Accordingly, we measure stock-based compensation cost at grant date, based on the fair value of the award, and recognize it as expense over the employee’s requisite service period. The fair value of each option award is estimated on the grant date using the Black-Scholes option-pricing model. The model requires the use of the following assumptions: an expected dividend yield; expected volatility; risk-free interest rate; and expected term. Based on our assumptions for these factors, the weighted-average fair value of options granted during the year ended December 31, 2006 was $15.36 per option. A change in these assumptions could have a significant impact on the weighted-average fair value of options. For example, if we changed our assumption for the expected term to increase expected life by a half of a year, the weighted average fair value of options granted during 2006 would have increased by $0.77 or 5.0% from $15.36 to $16.13, and the resulting stock-based employee compensation expense determined under the fair value based method for stock option awards, net of related tax effect, would have increased by $0.1 million. Diluted earnings per share under this example would not have been impacted. See Note 10 in the Notes to our Consolidated Financial Statements for details regarding the assumptions used in estimating fair value for the years ended December 31, 2004, 2005 and 2006 regarding our equity compensation plan and our employee stock purchase plan.

Recent Accounting Pronouncements

Recently issued accounting standards relevant to our financial statements, which are described in “Recent Accounting Pronouncements” in Note 1 in the Notes to our Consolidated Financial Statements are:

Date	Title	Effective Date
December 2004	SFAS No. 123 (revised 2004), “Share-Based Payment”	First fiscal year that begins after June 15, 2005

March 2005	Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligation”	Fiscal years ending after December 15, 2005

May 2005	SFAS No. 154, “Accounting Changes and Error Corrections”	Fiscal years beginning after December 15, 2005

June 2005	EITF Issue 05-6, “Determining the Amortization Period for Leasehold Improvements Purchased after Lease Inception or Acquired in a Business Combination”	Reporting periods beginning after June 29, 2005

October 2005	Staff Position FAS 13-1, “Accounting for Rental Costs Incurred During a Construction Period”	First reporting period beginning after December 15, 2005

November 2005	Staff Position FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments”	Reporting periods beginning after December 15, 2005

June 2006	EITF Issue 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation)”	Reporting periods beginning after December 15, 2006

June 2006	Staff Position FIN 46(R)-6, “Determining the Variability to Be Considered in Applying FASB Interpretation No. 46(R)”	First day of the reporting period beginning after June 15, 2006

July 2006	Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109”	Fiscal years beginning after December 15, 2006

Date	Title	Effective Date
September 2006	SFAS No. 157, “Fair Value Measurements”	Fiscal years beginning after November 15, 2007 and interim periods within those years

September 2006	SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R)”	Recognition of asset and liability of funded status – fiscal years ending after December 15, 2006. Measurement date provision – fiscal years ending after December 15, 2008

September 2006	Staff Accounting Bulletin 108 “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements”	Fiscal years ending after November 15, 2006

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

Potential Liability and Insurance

Drug development services involve the testing of new drugs on human volunteers pursuant to a study protocol. This testing exposes us to the risk of liability for personal injury or death to patients resulting from, among other things, possible unforeseen adverse side effects or improper administration of the new drug. Many of these patients are already seriously ill and are at risk of further illness or death. We attempt to manage our risk of liability for personal injury or death to patients from administration of study products through standard operating procedures, patient informed consent, contractual indemnification provisions with clients and insurance. We monitor clinical trials in compliance with government regulations and guidelines. We have adopted global standard operating procedures intended to satisfy regulatory requirements in the United States and in many foreign countries and to serve as a tool for controlling and enhancing the quality of drug development services. The contractual indemnifications generally do not protect us against all our own actions, such as gross negligence. We currently maintain professional liability insurance coverage with limits we believe are adequate and appropriate.

Potential Volatility of Quarterly Operating Results and Stock Price

Our quarterly and annual operating results have fluctuated in the past, and we expect that they will continue to fluctuate in the future. Factors that could cause these fluctuations to occur include:

•	the timing and level of new business authorizations;

•	the timing of the initiation, progress or cancellation of significant projects;

•	the timing and amount of costs associated with R&D and compound partnering collaborations;

•	the timing of our Discovery Sciences segment milestone payments or other revenue, if any;

•	our ability to recruit and retain experienced personnel;

•	our ability to properly manage our growth;

•	the timing of the opening of new offices;

•	the timing of other internal expansion costs;

•	exchange rate fluctuations between periods;

•	our dependence on a small number of industries and clients;

•	the mix of products and services sold in a particular period;

•	pricing pressure in the market for our services;

•	rapid technological change;

•	the timing and amount of start-up costs incurred in connection with the introduction of new

•	products and services;

•	the timing and extent of new government regulations;

•	intellectual property risks;

•	impairment of investments or intangible assets; and

•	the timing and amount of costs associated with integrating acquisitions.

Delays and terminations of trials are often the result of actions taken by our clients or regulatory authorities, and are not typically controllable by us. Because a large percentage of our operating costs are relatively fixed while revenue is subject to fluctuation, variations in the timing and progress of large contracts can materially affect our quarterly operating results. For these reasons, we believe that comparisons of our quarterly financial results are not necessarily meaningful and should not be relied upon as an indication of future performance.

Fluctuations in quarterly results, actual or anticipated changes in our dividend policy or other factors could affect the market price of our common stock. These factors include ones beyond our control, such as changes in earnings estimates by analysts, market conditions in our industry, disclosures by product development partners and actions by regulatory authorities with respect to potential drug candidates, changes in pharmaceutical, biotechnology and medical device industries and the government sponsored clinical research sector and general economic conditions. Any effect on our common stock could be unrelated to our longer-term operating performance. For further details, see “Item 1A. Risk Factors”.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

We are exposed to foreign currency risk by virtue of our international operations. We derived approximately 27.6%, 29.2% and 32.3% of our net revenues for the years ended December 31, 2004, 2005 and 2006, respectively, from operations outside the United States. We generally reinvest funds generated by each subsidiary in the country where they are earned, although in 2005, we repatriated $48.0 million of undistributed earnings in the form of dividends from our foreign affiliates under the American Jobs Creation Act of 2004. Our operations in the United Kingdom generated more than 28.3% of our net revenue from international operations during 2006. Accordingly, we are exposed to adverse movements in foreign currencies, predominately in the pound sterling.

The vast majority of our contracts are entered into by our U.S. or U.K. subsidiaries. The contracts entered into by the U.S. subsidiaries are almost always denominated in U.S. dollars. Contracts entered into by our U.K. subsidiaries are generally denominated in U.S. dollars, pounds sterling or euros, with the majority in U.S. dollars. Although an increase in exchange rates for the pound sterling or euro relative to the U.S. dollar would increase net revenue from contracts denominated in these currencies, a negative impact on income from operations results from dollar-denominated contracts for services rendered in countries other than the United States. In these cases, revenue is not impacted by the weakening of the U.S. dollar, but the costs associated with performing these contracts, which are paid in local currency, are negatively impacted when translated into U.S. dollars. In January 2004, we began entering into foreign currency hedging activities in an effort to manage our potential foreign exchange exposure. At December 31, 2006, no such hedging contracts were outstanding.

We also have currency risk resulting from the passage of time between the invoicing of clients under contracts and the collection of client payments against those invoices. If a contract is denominated in a currency other than the subsidiary’s local currency, we recognize a receivable at the time of invoicing for the local currency equivalent of the foreign currency invoice amount. Changes in exchange rates from the time the invoice is prepared until payment from the client will result in our receiving either more or less in local currency than the local currency equivalent of the receivable. We recognize this difference as a foreign currency transaction gain or loss, as applicable, and report it in other income, net. If the exchange rate on accounts receivable balances denominated in pounds sterling had increased by 10%, our foreign currency transaction loss would have increased by $2.8 million in the year ended December 31, 2006.

Our strategy for managing foreign currency risk relies primarily on receiving payment in the same currency used to pay expenses and from time to time using foreign currency derivatives, such as forward exchange contracts. As of December 31, 2006, we did not have any outstanding foreign exchange derivative contracts. If the U.S. dollar had weakened an additional 10% relative to the pound sterling, euro and Brazilian real in 2006, net income would have been approximately $9.4 million lower for the year based on 2006 revenues and the costs related to our foreign operations. During 2006, the net impact to income from operations was $3.6 million attributable to foreign currency transactions.

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

Translation of the balance sheet in this manner affects shareholders’ equity through the cumulative translation adjustment account. This account exists only in the foreign subsidiary’s U.S. dollar balance sheet and is necessary to keep the foreign balance sheet, stated in U.S. dollars, in balance. We report translation adjustments with accumulated other comprehensive income (loss) as a separate component of shareholders’ equity. To date, cumulative translation adjustments have not been material to our consolidated financial position. However, future translation adjustments could materially and adversely affect us.

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

We are exposed to changes in interest rates on our cash, cash equivalents and short-term investments and amounts outstanding under notes payable and lines of credit. We invest our cash and cash equivalents in financial instruments with interest rates based on financial market conditions. We do not expect that a 10% change in interest rates in the future would have a material effect on our financial statements.

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

Management, with the participation of our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2006. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework. Based on our assessment, we believe that, as of December 31, 2006, our internal control over financial reporting was effective based on those criteria. Our independent registered public accounting firm, Deloitte & Touche LLP, has issued an attestation report on our assessment of our internal control over financial reporting, which follows.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Pharmaceutical Product Development, Inc. and Subsidiaries

Wilmington, North Carolina

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Pharmaceutical Product Development, Inc. and subsidiaries (the

“Company”) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2006 of the Company and our report dated February 26, 2007 expressed an unqualified opinion on those financial statements and included explanatory paragraphs relating to the adoption of Financial Accounting Standards Board (“FASB”) Statement No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132 (R)” and FASB Statement No. 123 (revised), “Share-Based Payment”.

/s/ DELOITTE & TOUCHE LLP
Raleigh, North Carolina
February 26, 2007

Item 9B.	Other information

None.

PART III

Certain information required by Part III is omitted from this report because the Registrant intends to file a definitive proxy statement for its 2007 Annual Meeting of Shareholders to be held on May 16, 2007 (the “Proxy Statement”) within 120 days after the end of its fiscal year pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934, as amended, and the information included therein is incorporated herein by reference to the extent provided below.

Item 10.	Directors and Executive Officers of the Registrant

The information required by Item 10 of Form 10-K concerning the Registrant’s executive officers is set forth under the heading “Executive Officers” located at the end of Part I of this Form 10-K.

The Board of Directors has determined that Frederick Frank, Stuart Bondurant and John A. McNeill, Jr., the members of the Finance and Audit Committee, are independent as defined in Rule 4200(a) (15) of the Nasdaq listing standards and Rule 10A-3 under the Securities Exchange Act of 1934. The Board of Directors has also determined that at least one committee member, namely Mr. Frank, is an “audit committee financial expert” as defined in Item 407(d)(5) of Regulation S-K.

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

The information required by Item 11 of Form 10-K is incorporated by reference to the information under the heading “Other Information – Compensation of Non-Employee Directors”, “ – Director Compensation in Fiscal 2006,” “ – Executive Compensation”,” and “ – Compensation Committee Interlocks and Insider Participation” in the Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plans

The following table sets forth the indicated information with respect to our equity compensation plans as of December 31, 2006:

	(a)	(b)	(c)
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price Of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by security holders	6,485,339	$22.46	8,484,174(1)

Equity compensation plans not approved by security holders	0	0	0

Total	6,485,339	$22.46	8,474,174(1)

(1)	This includes 6,228,701 shares of stock available for issuance under our amended and restated Equity Compensation Plan and 2,255,473 shares available for issuance under our Employee Stock Purchase Plan.

The other information required by Item 12 of Form 10-K is incorporated by reference to the information under the heading “Other Information – Principal Shareholders” in the Proxy Statement.

Item 13.	Certain Relationships and Related Transactions

The information required by Item 13 of Form 10-K is incorporated by reference to the information under the headings “Proposal No. 1 – Election of Directors - Nominees” and “Information About the Board of Directors and its Committees”, and “Other Information – Related Party Transactions” in the Proxy Statement.

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

(b)	Exhibits

Exhibit Number	Description	Registrant’s Form	Dated	Exhibit Number	Filed Herewith
2.10	— Asset Purchase Agreement dated January 14, 2005 relating to the purchase of the biomarker business from SurroMed, Inc.	8-K	2/7/05	99.1

3.1	—Restated Articles of Incorporation.	8-K	2/9/06	3.1

3.2	—Amended and Restated Bylaws.	S-4	7/16/96	3.2

10.35	—Lease, dated January 26, 1994, by and between Michael James Lawton, Jeffrey William Ware, Prudential Nominees Limited and Gabbay Group Limited.	S-1	1/24/96	10.35

10.39	—Lease Agreement, dated as of October 25, 1995, by and between PPD-CRU and Perimeter Park West Associates Limited Partnership.	S-1	1/24/96	10.39

10.55	—Lease made January 23, 1996 between PPD-CRU and Western Center Properties, Inc.	S-1	1/24/96	10.55

10.59	—First Amendment dated May 20, 1999 to Lease Agreement, dated October 25, 1995, between PPD Development and Perimeter Park West Associates Limited Partnership.	S-4	7/16/96	10.59

10.60	—First, Second and Third Amendments to Lease Agreement, dated March 25, 1996, between PPD and BBC Family Limited Partnership.	S-4	7/16/96	10.60

10.61	—Lease Agreement, dated March 25, 1996, between PPD and BBC Family Limited Partnership.	S-4/A	8/20/96	10.61

10.86	—Pharmaceutical Product Development, Inc. Employee Stock Purchase Plan.	8-K	5/18/05	10.86

10.87	—Amendment to Employee Stock Purchase Plan, dated June 21, 1997.	10-Q	8/14/97	10.87

10.88	—Amendment to Stock Option Plan for Non-Employee Directors, dated May 15, 1997.	10-Q	8/14/97	10.88

10.90	—Employment Agreement, effective July 1, 1997, between Pharmaceutical Product Development, Inc. and Fredric N. Eshelman.	10-Q	11/13/97	10.90

10.93	—Lease Agreement dated July 9, 1997, between Weeks Realty, Inc. and PPD Pharmaco, Inc.	10-Q	11/13/97	10.93

10.110	—Amendment to Employee Stock Purchase Plan, dated March 2, 1998.	10-K	3/27/98	10.110

10.114	—Lease Agreement dated June 26, 1998 between Weeks Realty Limited Partnership and PPD Pharmaco, Inc.	10-Q	8/13/98	10.114

10.116	—First Amendment to Lease Agreement dated September 28, 1998, between PPD Pharmaco, Inc. and Weeks Realty, Inc.	10-Q	11/13/98	10.116

10.117	—Lease Agreement dated September 15, 1998 between PPD Pharmaco, Inc. and BBC Family Limited Partnership.	10-Q	11/13/98	10.117

Exhibit Number	Description	Registrant’s Form	Dated	Exhibit Number	Filed Herewith
10.118	—Lease Agreement dated December 16, 1998 between PPD Pharmaco, Inc. and Weeks Realty Limited Partnership.	10-K	3/4/99	10.118

10.131	—Amendment, dated April 14, 1999, to Lease Agreement dated September 15, 1998 between PPD Pharmaco, Inc. and BBC Family Limited Partnership.	10-Q	8/13/99	10.131

10.132	—Amendment, dated April 14, 1999, to Lease Agreement dated March 25, 1996 between PPD and BBC Family Limited Partnership.	10-Q	8/13/99	10.132

10.133	—Fourth Amendment, dated July 6, 1999, to Lease Agreement dated July 9, 1997 between PPD Development, Inc. (formerly known as PPD Pharmaco, Inc.) and Weeks Realty, L.P.	10-Q	11/15/99	10.133

10.145	—Third Amendment to Employee Stock Purchase Plan, dated June 21, 1997.	10-Q	8/11/00	10.145

10.158	—Deferred Compensation Plan dated February 1, 2001.	10-K	3/13/01	10.158

10.162	—Severance Agreement dated January 1, 2001, between Pharmaceutical Product Development, Inc. and various individuals.				X

10.164	—First Amendment, dated January 28, 1998, to Lease Agreement dated July 9, 1997 between PPD Development, Inc. (formerly known as PPD Pharmaco, Inc.) and Weeks Realty, L.P.	10-K	3/13/01	10.164

10.165	—Second Amendment, dated June 26, 1998, to Lease Agreement dated July 9, 1997 between PPD Development, Inc. (formerly known as PPD Pharmaco, Inc.) and Weeks Realty, L.P.	10-K	3/13/01	10.165

10.166	—Third Amendment, dated February 18, 1999, to Lease Agreement dated July 9, 1997 between PPD Development, Inc. (formerly known as PPD Pharmaco, Inc.) and Weeks Realty, L.P.	10-K	3/13/01	10.166

10.167	—First Amendment, dated February 28, 2000, to Lease Agreement dated December 16, 1998 between PPD Development, Inc. and Duke-Weeks Realty, L.P.	10-K	3/13/01	10.167

10.170	—Employment Agreement dated July 9, 2001 between Pharmaceutical Product Development, Inc. and Brainard Judd Hartman.	10-Q	8/1/01	10.170

10.176	—Employment Agreement dated January 15, 2002, between Pharmaceutical Product Development, Inc. and Fred B. Davenport, Jr.	10-K	2/20/02	10.176

10.177	—Employment Agreement dated January 15, 2002, between Pharmaceutical Product Development, Inc. and Paul S. Covington.	10-K	2/20/02	10.177

10.181	—Employment Agreement dated May 16, 2002, between Pharmaceutical Product Development, Inc. and Linda Baddour.	10-Q	8/13/02	10.181

10.186	—Loan Agreement dated July 25, 2002 between Pharmaceutical Product Development, Inc. and Bank of America, N.A.	10-Q	8/13/02	10.186

10.187	—Deferred Compensation Plan for Directors dated June 15, 2002.	10-Q	8/13/02	10.187

10.189	—Lease Agreement dated July 1, 2001 between Brandywine Grande C,L.P. and PPD Development, LLC.	10-Q	8/13/02	10.189

10.190	— Deferred Compensation Plan for Executives, as amended and restated on November 22, 2005.	8-K	11/22/05	10.190

Exhibit Number	Description	Registrant’s Form	Dated	Exhibit Number	Filed Herewith
10.191	—Second Amendment, dated October 1, 2002, to Lease Agreement dated June 26, 1998 between PPD Development, Inc. (formerly PPD Pharmaco, Inc.) and Duke Realty Limited Partnership (formerly Weeks Realty, L.P.).	10-Q	11/13/02	10.191

10.192	—Fifth Amendment, dated October 1, 2002, to Lease Agreement dated July 9, 1997 between PPD Development, Inc. and Duke Realty Limited Partnership (formerly Weeks Realty, L.P.).	10-Q	11/13/02	10.192

10.193	—Second Amendment, dated October 1, 2002, to Lease Agreement dated December 16, 1998 between PPD Development, Inc. and Duke Realty Limited Partnership (formerly Weeks Realty, L.P.).	10-Q	11/13/02	10.193

10.197	—First Amendment to Loan Agreement dated July 1, 2003, between Pharmaceutical Product Development, Inc. and Bank of America, N.A.	10-Q	8/6/03	10.197

10.199	—Loan Agreement dated July 1, 2003, by and among Spotlight Health, Inc., Pharmaceutical Product Development, Inc. and Bank of America, N.A.	10-Q	8/6/03	10.199

10.200	—Pharmaceutical Product Development, Inc. Equity Compensation Plan as amended and restated effective May 14, 2003.	Proxy	3/28/03	10.200

10.201^	—Termination and License Agreement dated as of December 18, 2003 by and among Eli Lilly and Company, Pharmaceutical Product Development, Inc., GenuPro, Inc. and APBI Holdings, LLC.	10-K	2/19/04	10.201

10.202^	—License Agreement dated January 2, 2001 by and among Pharmaceutical Product Development, Inc., GenuPro, Inc. and ALZA Corporation.	10-K	2/19/04	10.202

10.203^	—Amendment No. 1 to License Agreement dated as of December 26, 2003 by and among Pharmaceutical Product Development, Inc., GenuPro, Inc. and ALZA Corporation.	10-K	2/19/04	10.203

10.205	—Termination Agreement dated June 25, 2004, between PPD Development, LP and W. Richard Staub.	10-Q	8/3/04	10.205

10.206	—Second Amendment to Loan Agreement dated July 1, 2004, between Pharmaceutical Product Development, Inc. and Bank of America, N.A.	10-Q	8/3/04	10.206

10.207	—First Amendment dated July 1, 2004, to Loan Agreement by and among Spotlight Health, Inc., Pharmaceutical Product Development, Inc. and Bank of America, N.A.	10-Q	11/3/04	10.207

10.208	—Employment Agreement dated July 16, 2004, between PPD Development, LP and Colin Shannon.	10-Q	11/3/04	10.208

10.209	—Deferred Compensation Plan for Non-Employee Directors, as amended and restated on November 22, 2005.	8-K	11/22/05	10.209

10.210	—Amended and Restated Employment Agreement dated January 14, 2005 between PPD Development, LP and Francis J. Casieri	8-K	1/21/05	10.210

10.211	—Aircraft Purchase Agreement dated February 2, 2005 relating to the purchase of an aircraft from Krispy Kreme Doughnut Corporation.	8-K	2/7/05	99.1

Exhibit Number	Description	Registrant’s Form	Dated	Exhibit Number	Filed Herewith
10.212	—Lease agreement dated June 18, 2004, between Met Center Partners-6, Ltd. And PPD Development, LP	10-K	3/4/05	10.212

10.213	—First Amendment dated March 16, 2005 to Lease Agreement between Met Center Partners-6, Ltd. And PPD Development, LP	10-Q	5/5/05	10.213

10.214	— Second Amendment dated March 16, 2005 to Lease Agreement between Met Center Partners-6, Ltd. And PPD Development, LP	10-Q	5/5/05	10.214

10.215	—Agreement dated July 13, 2005 among Pharmaceutical Product Development, Inc., Development Partners, LLC, Takeda Pharmaceutical Company Limited and Takeda San Diego, Inc.	8-K	7/13/05	10.215

10.216	—Second Amendment dated June 30, 2005, to Loan Agreement by and among Spotlight Health, Inc., Pharmaceutical Product Development, Inc. and Bank of America, N.A	10-Q	7/29/05	10.216

10.217	—Third Amendment to Loan Agreement dated June 30, 2005, between Pharmaceutical Product Development, Inc. and Bank of America, N.A	10-Q	7/29/05	10.217

10.218	—Amendment No. 1, effective as of October 10, 2005, to the Agreement dated July 13, 2005, among Pharmaceutical Product Development, Inc., Development Partners, LLC, Takeda Pharmaceutical Company Limited and Takeda San Diego, Inc.	8-K	10/10/05	10.218

10.219	—Employment Agreement dated October 12, 2005, between PPD Development, LP and William W. Richardson.	8-K	10/12/05	10.219

10.220	—Lease Agreement dated August 31, 2004 by and between Evan A. Stein, M.D., Ph.D. and Medical Research Laboratories International LLC	10-Q	11/8/05	10.220

10.221	—Lease Agreement dated April 30, 2001 by and between Greenway Properties, Inc. and PPD Development, LP	10-Q	11/8/05	10.221

10.222	—First Amendment dated August 15, 2001, to Lease Agreement, dated April 30, 2001, by and between Greenway Properties, Inc. and PPD Development, LP	10-Q	11/8/05	10.222

10.223	—Second Amendment dated August 25, 2003, to Lease Agreement, dated April 30, 2001, by and between Greenway Properties, Inc. and PPD Development, LP	10-Q	11/8/05	10.223

10.224	—Third Amendment dated March 22, 2004, to Lease Agreement, dated April 30, 2001, by and between Greenway Properties, Inc. and PPD Development, LP	10-Q	11/8/05	10.224

10.225	—Fourth Amendment dated May 17, 2004, to Lease Agreement, dated April 30, 2001, by and between Greenway Properties, Inc. and PPD Development, LP	10-Q	11/8/05	10.225

10.226	—Fifth Amendment dated December 14, 2004, to Lease Agreement, dated April 30, 2001, by and between Greenway Properties, Inc. and PPD Development, LP	10-Q	11/8/05	10.226

10.227	—Sixth Amendment dated June 3, 2005, to Lease Agreement, dated April 30, 2001, by and between Greenway Properties, Inc. and PPD Development, LP	10-Q	11/8/05	10.227

10.228	—Seventh Amendment dated July 29, 2005, to Lease Agreement, dated April 30, 2001, by and between Greenway Properties, Inc. and PPD Development, LP	10-Q	11/8/05	10.228

Exhibit Number	Description	Registrant’s Form	Dated	Exhibit Number	Filed Herewith
10.229	—General Conditions of the Contract for Construction	8-K	12/12/05	10.210

10.230	—Standard Form of Agreement Between Owner and Construction Manager dated August 30, 2005 between River Ventures, LLC and Bovis Lend Lease, Inc. (foundation)	8-K	12/12/05	10.211

10.231	—Standard Form of Agreement Between Owner and Construction Manager dated August 30, 2005 between River Ventures, LLC and Bovis Lend Lease, Inc. (shell building)	8-K	12/12/05	10.212

10.232	— Standard Form of Agreement Between Owner and Construction Manager dated August 30, 2005 between River Ventures, LLC and Bovis Lend Lease, Inc. (building upfitting)	8-K	12/12/05	10.213

10.233	—Amendment No. 1 dated December 12, 2005 to Standard Form of Agreement Between Owner and Construction Manager dated August 30, 2005 between River Ventures, LLC and Bovis Lend Lease, Inc. (foundation)	8-K	12/12/05	10.214

10.234	—Amendment to Construction Contracts entered into by and between River Ventures, LLC and Bovis Lend Lease, Inc. dated as of February 15, 2006.	8-K	2/17/06	10.215

10.235	—Form of Restricted Stock Award Agreement under the Equity Compensation Plan for Directors	10-K	3/2/06	10.235

10.236	—Form of Restricted Stock Award Agreement under the Equity Compensation Plan for Executive Officers	10-K	3/2/06	10.236

10.237	—Form of Nonqualified Stock Option Award Agreement under the Equity Compensation Plan for Directors	10-K	3/2/06	10.237

10.238	—Form of Nonqualified Stock Option Award Agreement under the Equity Compensation Plan for all non-Director participants	10-K	3/2/06	10.238

10.239	—Amendment, dated December 16, 2005, to Lease Agreement dated March 25, 1996 between PPD and BBC Family Limited Partnership.	10-K	3/2/06	10.239

10.240	—Construction Loan Agreement entered into by and between Pharmaceutical Product Development, Inc., as borrower, River Ventures, LLC and PPD Development, Inc., as guarantors, and Bank of America, N.A. dated as of February 27, 2006	8-K	3/3/06	10.420

10.241	—Fourth Amendment dated July 1, 2006 to Loan Agreement, between Pharmaceutical Product Development, Inc. and Bank of America, N.A	10-Q	8/3/06	10.241

10.242^	—Option and License Agreement effective as of December 15, 2006 among Pharmaco Investments, Inc. and Ranbaxy Laboratories, Ltd.	8-K	2/27/07	10.242

21	—Subsidiaries of the Registrant.				X

23.1	—Consent of Deloitte & Touche LLP				X

31.1	—Certification of the Chief Executive Officer pursuant to Rule 13a-14(a).				X

31.2	—Certification of the Chief Financial Officer pursuant to Rule 13a-14(a).				X

32.1	—Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Chief Executive Officer.				X

32.2	—Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Chief Financial Officer.				X

^	Confidential treatment requested for portions of this exhibit.

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Pharmaceutical Product Development, Inc. and Subsidiaries

Wilmington, North Carolina

We have audited the accompanying consolidated balance sheets of Pharmaceutical Product Development, Inc. and subsidiaries (the “Company”) as of December 31, 2006 and 2005, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Pharmaceutical Product Development, Inc. and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Notes 1 and 10 to the consolidated financial statements, in 2006 the Company changed its method of accounting for stock-based compensation to conform to FASB Statement No. 123 (revised), “Share-Based Payment” and, retrospectively, adjusted the 2005 and 2004 financial statements for the change.

As discussed in Notes 1 and 12 to the consolidated financial statements, in 2006 the Company changed its method of accounting for its defined benefit pension plan to conform to FASB Statement No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132 (R)”.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2007 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP
Raleigh, North Carolina

February 26, 2007

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2004, 2005 AND 2006

(in thousands, except per share data)

	2004	2005	2006
Net Revenue:
Development	$759,629	$921,802	$1,113,106
Discovery Sciences	14,311	40,214	33,193
Reimbursed out-of-pockets	67,316	75,074	101,383

Total net revenue	841,256	1,037,090	1,247,682

Direct Costs:
Development	379,211	467,001	559,819
Discovery Sciences	6,226	8,428	9,324
Reimbursable out-of-pocket expenses	67,316	75,074	101,383

Total direct costs	452,753	550,503	670,526

Research and development expenses	15,852	23,370	5,406
Selling, general and administrative expenses	203,218	251,095	302,536
Depreciation	28,609	39,127	47,175
Amortization	1,245	1,123	563
Loss on impairment and disposal of assets	201	320	1,499
Gain on exchange of assets	—	(5,144)	—
Restructuring charges	2,619	—	—

Total operating expenses	704,497	860,394	1,027,705

Income from operations	136,759	176,696	219,977

Interest:
Income	2,517	8,845	15,070
Expense	(516)	(1,116)	(469)

Interest income, net	2,001	7,729	14,601

Impairment of equity investments	(2,000)	(5,928)	—
Other income, net	1,829	1,306	927

Income before provision for income taxes	138,589	179,803	235,505
Provision for income taxes	46,905	59,906	78,853

Net income	$91,684	$119,897	$156,652

Net income per common share:
Basic	$0.81	$1.05	$1.34

Diluted	$0.81	$1.03	$1.32

Dividends declared per common share	$0.00	$0.525	$0.105

Weighted average number of common shares outstanding:
Basic	112,696	114,664	116,780
Dilutive effect of stock options and restricted stock	1,112	1,770	1,755

Diluted	113,808	116,434	118,535

The accompanying notes are an integral part of these consolidated financial statements.

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2005 AND 2006

(in thousands, except share data)

	2005	2006
Assets
Current assets:
Cash and cash equivalents	$182,000	$179,795
Short-term investments	137,820	255,876
Accounts receivable and unbilled services, net	303,386	408,917
Income tax receivable	14	510
Investigator advances	13,578	13,490
Prepaid expenses and other current assets	34,651	36,495
Deferred tax assets	11,435	13,119

Total current assets	682,884	908,202

Property and equipment, net	210,020	323,539
Goodwill	208,883	212,382
Investments	29,171	22,478
Intangible assets	2,772	2,014
Long-term deferred tax assets	20,080	11,368
Other assets	5,790	1,582

Total assets	$1,159,600	$1,481,565

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$10,363	$15,235
Payables to investigators	43,126	43,717
Accrued income taxes	18,099	16,560
Other accrued expenses	119,304	149,027
Deferred tax liabilities	85	86
Unearned income	162,662	195,707
Current maturities of long-term debt and capital lease obligations	1,607	75,159

Total current liabilities	355,246	495,491

Long-term debt and capital lease obligations, less current maturities	22,695	—
Accrued pension liability	11,151	10,768
Deferred tax liabilities	2,195	4,247
Deferred rent and other	17,637	18,159

Total liabilities	408,924	528,665

Commitments and contingencies (Notes 8 and 13)

Shareholders’ equity:
Common stock, $0.05 par value, 190,000,000 shares authorized; 115,998,490 and 117,623,516 shares issued and outstanding, respectively	5,800	5,881
Paid-in capital	395,452	449,173
Retained earnings	346,417	490,764
Accumulated other comprehensive income	3,007	7,082

Total shareholders’ equity	750,676	952,900

Total liabilities and shareholders’ equity	$1,159,600	$1,481,565

The accompanying notes are an integral part of these consolidated financial statements.

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2004, 2005 AND 2006

(in thousands, except per share data)

	Common Shares	Par Value	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Income)/Loss	Total	Comprehensive Income
Balance January 1, 2004	112,100	$5,605	$315,787	$195,520	$2,478	$519,390
Net income				91,684		91,684	$91,684
Other comprehensive income (loss):
Translation adjustments					6,205	6,205	6,205
Minimum pension liability, net of tax of ($200)					467	467	467
Change in fair value on hedging transaction, net of tax of ($997)					2,296	2,296	2,296
Reclassification of hedging results included in direct costs, net of tax of $807					(1,883)	(1,883)	(1,883)
Unrealized gain on investment, net of tax of $0					1,616	1,616	1,616

Comprehensive income							$100,385

Stock compensation expense			11,256			11,256
Issuance of common shares for exercise of stock options and employee stock purchase plan	1,136	57	12,088			12,145
Income tax benefit from exercise of stock options and disqualified dispositions of stock, net			612			612

Balance December 31, 2004	113,236	5,662	339,743	287,204	11,179	643,788
Net income				119,897		119,897	$119,897
Other comprehensive income (loss):
Translation adjustments					(10,137)	(10,137)	(10,137)
Minimum pension liability, net of tax of $676					(1,576)	(1,576)	(1,576)
Change in fair value on hedging transactions, net of tax of $938					(2,165)	(2,165)	(2,165)
Reclassification of hedging results included in direct costs, net of tax of ($520)					1,219	1,219	1,219
Unrealized gain on investment, net of tax of ($2,426)					4,156	4,156	4,156
Reclassification to net income of unrealized loss on investment					331	331	331

Comprehensive income							$111,725

Stock compensation expense			18,907			18,907
Issuance of common shares for exercise of stock options and employee stock purchase plan	2,670	133	29,413			29,546
Stock issued for deferred compensation	92	5	(5)			—
Income tax benefit from exercise of stock options and disqualified dispositions of stock, net			7,394			7,394
Dividends ($0.525 per share)				(60,684)		(60,684)

Balance December 31, 2005	115,998	5,800	395,452	346,417	3,007	750,676
Net income				156,652		156,652	$156,652
Other comprehensive income (loss):
Translation adjustments					9,721	9,721	9,721
Minimum pension liability, net of tax of ($1,217)					2,840	2,840	2,840
Change in fair value on hedging transactions, net of tax of ($140)					327	327	327
Reclassification of hedging results included in direct costs, net of tax of ($88)					206	206	206
Unrealized loss on investment, net of tax of $2,184					(5,746)	(5,746)	(5,746)

Comprehensive income							$164,000

Adjustment to initially apply SFAS No. 158, net of tax of $1,403					(3,273)	(3,273)
Stock compensation expense			20,565			20,565
Forfeiture of restricted stock shares	(11)		(389)			(389)
Issuance of common shares for exercise of stock options and employee stock purchase plan	1,637	81	28,213			28,294
Income tax benefit from exercise of stock options and disqualified dispositions of stock, net			5,332			5,332
Dividends ($0.105 per share)				(12,305)		(12,305)

Balance December 31, 2006	117,624	$5,881	$449,173	$490,764	$7,082	$952,900

The accompanying notes are an integral part of these consolidated financial statements.

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2004, 2005 AND 2006

(in thousands)

	2004	2005	2006
Cash flows from operating activities:
Net income	$91,684	$119,897	$156,652
Adjustments to reconcile net income to net cash provided by operating activities:
Impairment of investments	2,000	5,928	—
Restructuring charges	2,619	—	—
Depreciation and amortization	29,854	40,250	47,738
Stock compensation expense	11,256	18,907	20,565
Provision for doubtful accounts	1,188	126	3,286
Gain on exchange of assets	—	(5,144)	—
Gain on sale of investment	—	—	(782)
Provision (benefit) for deferred income taxes	8,897	(6,340)	6,986
Loss on impairment and disposal of assets, net	123	192	1,047
Change in operating assets and liabilities, net of acquisitions:
Accounts receivable and unbilled services, net	(16,138)	(44,911)	(99,096)
Prepaid expenses and investigator advances	(9,437)	(9,726)	(883)
Accrued income taxes	(7,263)	24,827	971
Other assets	(72)	(3,407)	3,717
Accounts payable, other accrued expenses and deferred rent	27,834	27,886	21,278
Payables to investigators	10,748	1,593	(2,073)
Unearned income	24,652	12,030	28,020

Net cash provided by operating activities	177,945	182,108	187,426

Cash flows from investing activities:
Purchases of property and equipment	(48,583)	(109,896)	(148,046)
Proceeds from sale of property and equipment	319	4,002	871
Acquisition of intangible assets	(2,500)	—	—
Purchases of available-for-sale investments	(976,993)	(195,940)	(680,286)
Maturities and sales of available-for-sale investments	921,398	163,140	562,137
Purchase of note receivable	—	—	(7,415)
Repayment of note receivable	—	—	7,415
Purchases of investments	(5,671)	(15,522)	(1,844)
Proceeds from sale of investment	—	25,000	1,482
Cash refunded related to business acquired	1,450	—	—

Net cash used in investing activities	(110,580)	(129,216)	(265,686)

Cash flows from financing activities:
Principal repayments on long-term debt	(353)	(364)	(6,005)
Proceeds from (repayment of) revolving credit facility	—	17,097	(17,097)
Proceeds from construction loan	—	—	74,833
Repayment of capital lease obligations	(830)	(1,755)	(1,319)
Proceeds from exercise of stock options and employee stock purchase plan	12,145	29,546	28,294
Income tax benefit from exercise of stock options and disqualifying dispositions of stock	1,329	8,791	5,442
Cash dividends paid	—	(60,684)	(12,297)

Net cash provided by (used in) financing activities	12,291	(7,369)	71,851

Effect of exchange rate changes on cash and cash equivalents	4,015	(7,871)	4,204

Net increase (decrease) in cash and cash equivalents	83,671	37,652	(2,205)
Cash and cash equivalents, beginning of the year	60,677	144,348	182,000

Cash and cash equivalents, end of the year	$144,348	$182,000	$179,795

The accompanying notes are an integral part of these consolidated financial statements.

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2004, 2005 AND 2006

1.	Summary of Operations and Significant Accounting Policies:

Nature of Business

Pharmaceutical Product Development, Inc. and its subsidiaries (collectively the “Company”) provide a broad range of research and development and consulting services through its Development and Discovery Sciences segments. In the Development segment, the Company provides a broad range of development services, which include preclinical programs and Phase I to IV clinical development services as well as bioanalytical product testing and clinical laboratory services. In addition, for marketed drugs, biologics and devices, the Company offers support such as product launch services, medical information, patient compliance programs, patient and disease registry programs, product safety and pharmacovigilance, Phase IV monitored studies and prescription-to-over-the-counter programs. The Discovery Sciences services include preclinical evaluations of anticancer and diabetes therapies, biomarker discovery and patient sample analyses and compound development and commercialization collaborations. The Company provides services to clients and partners in the pharmaceutical, biotechnology and medical device industries and to academic and government organizations. The Company markets its Development services primarily in the United States and Europe. The Company’s Discovery Sciences revenues have all been generated in the United States.

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

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards, or SFAS, No. 123 (revised), “Share-Based Payment”, that requires compensation costs related to share-based payment transactions to be recognized in the financial statements. With limited exceptions, the amount of compensation cost is measured based on the fair value on the date of grant of the equity or liability instruments issued. In addition, the fair value of liability instruments is remeasured each reporting period. Compensation cost is recognized over the period that an employee provides service in exchange for the award. In March 2005, the SEC issued Staff Accounting Bulletin 107, which describes the SEC staff’s expectations in determining the assumptions that underlie the fair value estimates and discusses the interaction of SFAS No. 123 (revised) with existing SEC guidance. SFAS No. 123 (revised) became effective for fiscal years that began after June 15, 2005, so on January 1, 2006, the Company adopted the modified retrospective transition method permitted by the statement using the Black-Scholes option-pricing method it previously used in footnote disclosure. In accordance with the modified retrospective application method, the Company has adjusted its financial statements for all periods prior to January 1, 2006 to give effect to the fair-value based method of accounting for all awards granted in fiscal years beginning after December 15, 1994. Amounts previously disclosed as pro forma adjustments have been reflected in earnings for all prior periods. See Note 10 for further details.

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2004, 2005 AND 2006

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

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections”, which changes the requirements for the accounting and reporting of a change in accounting principle. SFAS No. 154 applies to all voluntary changes in accounting principle as well as to changes required by an accounting pronouncement that does not include specific transition provisions. SFAS No. 154 requires that changes in accounting principle be retrospectively applied. SFAS No. 154 became effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company will apply SFAS No. 154 for changes occurring after January 1, 2006, as appropriate.

In June 2005, the Emerging Issues Task Force, or EITF, reached a consensus on EITF Issue 05-6, “Determining the Amortization Period for Leasehold Improvements Purchased after Lease Inception or Acquired in a Business Combination”. EITF 05-6 requires leasehold improvements purchased after the beginning of the initial lease term or that are acquired in a business combination to be amortized over the lesser of the useful life of the assets or a term that includes the original lease term plus any renewals that are reasonably assured at the date the leasehold improvements were purchased or acquired. In September 2005, the EITF clarified that this issue does not apply to preexisting leasehold improvements. This guidance was effective for leasehold improvements purchased or acquired in reporting periods beginning after June 29, 2005. The adoption of this statement did not have a material impact on the Company’s financial statements.

In October 2005, the FASB issued Staff Position FAS 13-1, “Accounting for Rental Costs Incurred During a Construction Period”, or FSP 13-1. FSP 13-1 states that rental costs associated with ground or building operating leases incurred during a construction period shall be recognized as rental expense and not capitalized. FSP 13-1 became effective for the first reporting period beginning after December 15, 2005. The adoption of this statement did not have a material impact on the Company’s financial statements.

In November 2005, the FASB issued Staff Position FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments”. This statement addresses the determination as to when an investment is considered impaired, whether the impairment is other-than-temporary and the measurement of an impairment loss. The statement became effective for reporting periods beginning after December 15, 2005. The adoption of this statement did not have a material impact on the Company’s financial statements.

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2004, 2005 AND 2006

1.	Summary of Operations and Significant Accounting Policies (continued):

Recent Accounting Pronouncements (continued)

In June 2006, the EITF reached a consensus on EITF Issue 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation)”, which addresses the income statement disclosure of taxes assessed by a governmental authority that are directly imposed on a revenue-producing transaction between a seller and a customer. Taxes within the scope of EITF 06-3 include sales taxes, use taxes, value-added taxes, and some types of excise taxes. For any such taxes that are reported on a gross basis, a company should disclose the amounts of those taxes in interim and annual financial statements for each period for which an income statement is presented if those amounts are significant. EITF 06-3 will be effective for interim and annual reporting periods beginning after December 15, 2006. The Company already accounts for taxes on a net basis. Therefore, EITF 06-3 will not have a material impact on the Company’s financial statements.

In June 2006, the FASB issued Staff Position FIN 46(R)-6, “Determining the Variability to Be Considered in Applying FASB Interpretation No. 46(R)”, or FSP FIN 46(R)-6, which introduces a “by-design” approach in determining variability. FSP FIN 46(R)-6 provides a two-step approach: 1) analyze the nature of the risk in the entity; and 2) determine the purpose(s) for which the entity was created and determine the variability. This standard is applicable for all entities (including newly created entities) with which an enterprise first becomes involved, and for all entities previously required to be analyzed under FIN 46(R) when a reconsideration event has occurred beginning the first day of the reporting period beginning after June 15, 2006. The Company adopted the provisions of FSP FIN 46(R)-6 on July 1, 2006 and the statement did not have a material impact on the Company’s financial statements.

In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109”, or FIN 48, which clarifies the accounting for uncertainty in tax positions. FIN 48 requires that the Company recognize in its financial statements the impact of a tax position, if that position will more likely than not be sustained on audit, based on the technical merits of the position. The provisions of FIN 48 also provide a measurement attribute for the financial statement recognition of the tax position. FIN 48 will be effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating and has not determined the impact of the adoption of FIN 48 on its financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”, or SFAS No. 157, which defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. In addition, the statement establishes a framework for measuring fair value and expands disclosure about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those years. The Company is currently evaluating and has not determined the impact of the adoption of SFAS No. 157 on its financial statements.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R)”, or SFAS No. 158. This standard requires employers to recognize the underfunded or overfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in the funded status in the year in which the changes occur through accumulated other comprehensive income. Additionally, SFAS No. 158 requires employers to measure the funded status of a plan as of the date of its year-end statement of financial position. The recognition of an asset and liability related to the funded status of a plan and the new disclosure provisions of SFAS No. 158 are effective for fiscal years ending after December 15, 2006. The Company currently uses a measurement date of November 30 and will be required to change the measurement date to December 31 for the year ended December 31, 2008. The Company adopted the provisions of SFAS No. 158 and the impact on its financial statements are disclosed in Note 12.

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2004, 2005 AND 2006

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

Revenue Recognition

The Company records revenue from contracts, other than time-and-material contracts, on a proportional performance basis in its Development and Discovery Sciences segments. To measure performance on a given date, the Company compares effort expended through that date to estimated total effort to complete the contract. The Company believes this is the best indicator of the performance of the contractual obligations because the costs relate primarily to the amount of labor incurred to perform the service. Changes to the estimated total contract direct costs result in a cumulative adjustment to the amount of revenue recognized. For time-and-material contracts in both its Development and Discovery Sciences segments, the Company recognizes revenue as hours are worked, multiplied by the applicable hourly rate. For the Company’s Phase I, laboratory and biomarker businesses, the Company recognizes revenue from unitized contracts as subjects or samples are tested, multiplied by the applicable unit price. The Company offers volume discounts to its large customers based on annual volume thresholds. Revenue is reported net of volume discounts provided to clients.

In connection with the management of clinical trials, the Company pays, on behalf of its clients, fees to investigators and test subjects as well as other out-of-pocket costs for items such as travel, printing, meetings and couriers and its clients reimburse the Company for these costs. As required by EITF 01-14, amounts paid by the Company as a principal for out-of-pocket costs are included in direct costs as reimbursable out-of-pocket expenses and the reimbursements the Company receives as a principal are reported as reimbursed out-of-pocket revenue. In the statements of operations, the Company combines amounts paid by the Company as an agent for out-of-pocket costs with the corresponding reimbursements, or revenue, the Company receives as an agent. During the years ended December 31, 2004, 2005 and 2006, fees paid to investigators and other fees the Company paid as an agent and the associated reimbursements were approximately $226.9 million, $279.8 million and $292.6 million, respectively.

Most of the Company’s contracts can be terminated by the client either immediately or after a specified period following notice. These contracts typically require payment to the Company of expenses to wind down a study, fees earned to date and, in some cases, a termination fee or some portion of the fees or profit that the Company could have earned under the contract if it had not been terminated early. Therefore, revenue recognized prior to cancellation does not generally require a significant adjustment upon cancellation. If the Company determines that a loss will result from the performance of a fixed-price contract, the entire amount of the estimated loss is charged against income in the period in which such determination is made.

The Discovery Sciences segment also generates revenue from time to time in the form of milestone payments in connection with licensing of compounds. The Company only recognizes milestone payments as revenue if the specified milestone is achieved and accepted by the client, and continued performance of future research and development services related to that milestone are not required.

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2004, 2005 AND 2006

1.	Summary of Operations and Significant Accounting Policies (continued):

Cash and Cash Equivalents

Cash and cash equivalents consist of unrestricted cash accounts that are not subject to withdrawal restrictions or penalties and all highly liquid investments rated A or better by Standard & Poor’s or Moody’s and that have a maturity of three months or less at the date of purchase.

Supplemental cash flow information consisted of the following:

(in thousands)	Year Ended December 31,
	2004	2005	2006
Cash paid for interest, including amounts capitalized	$527	$1,129	$1,957

Cash paid for income taxes, net of refunds	$45,743	$33,727	$60,391

Accrued property and equipment purchases	$3,266	$1,920	$10,277

See Note 2 for non-cash investing and financing activities related to the 2005 acquisition of biomarker services from SurroMed, Inc.

Payables to Investigators and Investigator Advances

Billings and payments to investigators are based on contractual agreements that can differ from the accrual of the related costs. The Company generally recognizes investigator costs based upon the status of the work completed as a percentage of the total procedures required under the contract or based on patient enrollment over the term of the contract. The Company classifies payments made in excess of the accrued costs as investigator advances and accrued costs in excess of amounts paid as payables to investigators in its consolidated balance sheets.

Inventory

The Company values inventories, which consist principally of laboratory supplies, at the lower of cost (first-in, first-out method) or market. As of December 31, 2005 and 2006, prepaid expenses and other current assets included inventories totaling $2.3 million and $2.7 million, respectively.

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

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2004, 2005 AND 2006

1.	Summary of Operations and Significant Accounting Policies (continued):

Operating Leases

The Company records rent expense for operating leases, some of which have escalating rentals over the term of the lease, on a straight-line basis over the initial effective lease term. The Company begins amortization on the date of initial possession, which is generally when the Company enters the space and begins to make improvements in preparation of intended use. The Company accounts for the difference between rent expense and rent paid as deferred rent. For tenant improvement allowances, rent holidays and other lease incentives, the Company records a deferred rent liability at the inception of the lease term and amortizes the deferred rent over the term of the lease as a reduction to rent expense.

Goodwill

The excess of the purchase price of a business acquired over the fair value of net tangible assets, identifiable intangible assets and acquired in-process research and development costs at the date of the acquisition has been assigned to goodwill. In accordance with SFAS 142, “Goodwill and Other Intangible Assets”, the Company evaluates goodwill for impairment on an annual basis or more frequently if events or changes in circumstances indicate that goodwill might be impaired.

Realizability of Carrying Value of Long-Lived Assets

The Company reviews the recoverability of long-lived and finite-lived intangible assets when circumstances indicate that the carrying amount of assets may not be recoverable. This evaluation is based on various analyses, including undiscounted cash flow projections. In the event undiscounted cash flow projections indicate impairment, the Company would record an impairment based on the fair value of the assets at the date of the impairment. In 2004, 2005 and 2006, the Company recorded no material impairments of long-lived assets.

Short-term Investments

The Company accounts for its investment in marketable securities in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”. The Company’s short-term investments are classified as available-for-sale securities due to management’s intent regarding these securities. The Company determines realized and unrealized gains and losses on short-term investments on a specific identification basis.

Investments

The Company has equity investments in publicly traded entities. The Company classifies investments in publicly traded entities as available-for-sale securities and measures them at market value. The Company determines realized and unrealized gains and losses on equity investments in publicly traded entities on a specific identification basis. The Company records net unrealized gains or losses associated with investments in publicly traded entities as a component of shareholders’ equity until they are realized or an other-than-temporary decline has occurred. The market value of the Company’s equity investments in publicly traded entities is based on the closing price as quoted by the applicable stock exchange or market on the last day of the reporting period. The Company’s equity investments in publicly traded companies are classified as long-term assets due to the Company’s ability to hold its investments long-term, the strategic nature of the investment and the lack of liquidity in the public markets for these securities.

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2004, 2005 AND 2006

1.	Summary of Operations and Significant Accounting Policies (continued):

Investments (continued)

The Company also has investments in privately held entities in the form of equity and convertible debt instruments that are not publicly traded and for which fair values are not readily determinable. The Company records all of its investments in private entities under the cost method of accounting. The Company determines realized and unrealized gains and losses on a specific identification basis. The Company assesses the net realizable value of these entities on a quarterly basis to determine if there has been a decline in the fair value of these entities, and if so, if the decline is other-than-temporary. This quarterly review includes an evaluation of, among other things, the market condition of the overall industry, historical and projected financial performance, expected cash needs and recent funding events. This impairment analysis requires significant judgment.

Unbilled Services and Unearned Income

In general, prerequisites for billings are established by contractual provisions, including predetermined payment schedules, the achievement of contract milestones or submission of appropriate billing detail. Unbilled services represent revenue recognized to date for which amounts are currently unbillable to the customer pursuant to contractual terms. Conversely, unearned income is recorded for cash received from customers for which revenue has not been recognized at the balance sheet date.

Income Taxes

Income taxes are computed using the asset and liability approach, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company’s financial statements or tax returns. In estimating future tax consequences, the Company generally considers all expected future events other than enactment of changes in tax law or rates. If it is more likely than not that some or all of a deferred tax asset will not be realized, the Company records a valuation allowance.

Concentration of Credit Risk

SFAS No. 105, “Disclosure of Information about Financial Instruments with Off-Balance-Sheet Risk and Financial Instruments with Concentrations of Credit Risk”, requires disclosure of information about financial instruments with off-balance-sheet risk and financial instruments with concentrations of credit risk. Financial instruments that subject the Company to concentrations of credit risk consist principally of accounts receivable, cash equivalents and short-term investments.

The Company’s clients are primarily pharmaceutical and biotechnology companies and academic and government organizations. No single client accounted for more than 10% of the Company’s net revenue in 2004, 2005 or 2006. Concentrations of credit risk with respect to accounts receivable are limited to a degree due to the large number of clients comprising the Company’s client base. No single client accounted for more than 10% of the Company’s accounts receivable balance as of December 31, 2005 or 2006. The Company performs ongoing credit evaluations of clients’ financial condition and, generally, does not require collateral. The Company maintains allowances for potential credit losses and these losses, in the aggregate, have historically not exceeded estimates.

The Company’s cash equivalents consist principally of commercial paper. Bank deposits exceed the FDIC insurance limit. Based on the nature of the financial instruments and/or historical realization of these financial instruments, the Company believes they bear minimal credit risk. At December 31, 2006, short-term investments were generally triple-A rated municipal and government securities.

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2004, 2005 AND 2006

1.	Summary of Operations and Significant Accounting Policies (continued):

Comprehensive Income

The Company has elected to present comprehensive income and its components in the statements of shareholders’ equity. The components of comprehensive income are net income and all other non-owner changes in equity.

The balances in accumulated other comprehensive income were as follows:

(in thousands)	December 31,
	2005	2006
Translation adjustment	$4,766	$14,487
Minimum pension liability, net of tax	(7,329)	(4,489)
Adjustment to initially apply SFAS No. 158, net of tax	—	(3,273)
Fair value of hedging transaction, net of tax	(533)	—
Unrealized gain on investment	6,103	357

Total	$3,007	$7,082

Foreign Currency Translations and Transactions

The Company translates assets and liabilities of foreign operations, where the functional currency is the local currency, into U.S. dollars at the rate of exchange at each reporting date. The Company translates income and expenses at the average rates of exchange prevailing during the month in which a transaction occurs. Gains or losses from translating foreign currency financial statements are recorded in other comprehensive income. The changes in cumulative translation adjustment included in other comprehensive income for the years ended December 31, 2004, 2005 and 2006 totaled $6.2 million, $(10.1) million and $9.7 million, respectively. Foreign currency transaction gains and losses are included in other income, net. Foreign currency transaction gains during 2004, 2005 and 2006 were $2.6 million, $2.1 million and $2.8 million, respectively. Foreign currency transaction losses during 2004, 2005 and 2006 were $3.3 million, $2.4 million and $4.9 million, respectively.

Earnings Per Share

The Company computes basic income per share information based on the weighted average number of common shares outstanding during the year. The Company computes diluted income per share information based on the weighted average number of common shares outstanding during the year plus the effects of any dilutive common stock equivalents. Excluded from the calculation of earnings per diluted share were 3,778,600 shares, 215,800 shares and 130,100 shares during 2004, 2005 and 2006, respectively, because they were antidilutive.

Stock-Based Compensation

Prior to January 1, 2006, the Company accounted for its stock-based compensation plan in accordance with the intrinsic value provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, or APB No. 25, and provided the required pro forma disclosures of SFAS No. 123, “Accounting for Stock-Based Compensation”. Accordingly, because all stock options granted had an exercise price equal to the market value of the underlying common stock on the date of the grant, the Company recognized no expense related to employee stock options. Because the Company considered the employee stock purchase plan noncompensatory, the Company recognized no expense related to this plan. The Company recognized expense related to the grant of restricted stock in the consolidated statements of operations as required under APB No. 25.

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2004, 2005 AND 2006

1.	Summary of Operations and Significant Accounting Policies (continued):

Stock-Based Compensation (continued)

Effective January 1, 2006, the Company adopted SFAS No. 123 (revised) using the modified retrospective application method. Accordingly, the Company measures stock-based compensation cost at grant date, based on the fair value of the award, and recognizes it as expense over the employee’s requisite service period. In accordance with the modified retrospective application method, the Company has adjusted its financial statements for all periods prior to January 1, 2006 to give effect to the fair-value based method of accounting for all awards granted in fiscal years beginning after December 15, 1994. Amounts previously disclosed as pro forma adjustments have been reflected in earnings for all prior periods. The details of the impact of the retrospective application of SFAS No. 123 (revised) on previously reported amounts in the consolidated statements of operations and the consolidated balance sheet are shown in Note 10.

Advertising Costs

The Company charges advertising costs to operations as incurred. Advertising costs were approximately $0.8 million, $0.8 million and $0.9 million for the years ended December 31, 2004, 2005 and 2006, respectively.

Research and Development Costs

The Company charges research and development costs to operations as incurred. Research and development costs are disclosed on the consolidated statements of operations.

Restructuring Charges

In 2004, the Company recorded a $2.6 million restructuring charge associated with exiting the Company’s chemistry facility in Research Triangle Park, North Carolina. These charges include lease payments and termination costs, net of sublease rentals, of approximately $2.1 million and a loss on sale of assets used in the chemistry services of approximately $0.5 million. The Company will pay the lease termination liability over the remaining life of the lease which will end in 2015. During 2004, 2005 and 2006, the Company paid lease payments, termination costs and related expenses of $0.9 million, $0.9 million and $0.1 million, respectively. The restructuring liability of $0.3 million as of December 31, 2005 and 2006 is reported in the consolidated balance sheets as a component of other accrued expenses and deferred rent and other.

Reclassifications

The Company has reclassified certain 2004 and 2005 financial statement amounts to conform to the 2006 financial statement presentation.

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

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2004, 2005 AND 2006

2.	Acquisitions:

In February 2005, the Company completed its acquisition of substantially all of the assets of SurroMed, Inc.’s biomarker business. This biomarker business is part of the Discovery Sciences segment of the Company. In exchange for the assets, the Company surrendered to SurroMed all shares of preferred stock of SurroMed it held. As additional consideration for the acquisition, the Company assumed approximately $3.4 million of SurroMed liabilities under capital leases and additional operating liabilities, and agreed to guarantee repayment of up to $1.5 million under a SurroMed bank loan. In accordance with the requirements of FASB Statement No. 5, “Accounting for Contingencies”, as clarified by FASB Interpretation No. 45, the Company recorded a liability for the estimated fair value of the net obligation it assumed under this guarantee. The Company’s guarantee expired on December 31, 2006. In connection with the acquisition, the Company recognized a pre-tax gain on exchange of assets of $5.1 million, primarily related to the $4.9 million gain on the termination of a preexisting facility lease arrangement with SurroMed in accordance with EITF 04-01, “Accounting for Preexisting Relationships between the Parties to a Business Combination”. The fair value of the leasing arrangement was determined based on the discounted cash flows of the difference between the future required rental payments under the lease agreement and the current market rate for similar facilities.

This acquisition was accounted for using the purchase method of accounting, utilizing appropriate fair value techniques to allocate the purchase price based on the estimated fair values of the assets and liabilities. Accordingly, the estimated fair value of assets acquired and liabilities assumed were included in the Company’s consolidated balance sheet as of the effective date of the acquisition.

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

The results of operations from the biomarker assets acquired are included in the Company’s consolidated statements of operations as of and since February 1, 2005, the effective date of the acquisition. Pro forma results of operations for the full year ended December 31, 2005 have not been presented because the financial results related to the biomarker assets for the one-month period ended January 31, 2005 are not material to the consolidated statements of operations.

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2004, 2005 AND 2006

3.	Accounts Receivable and Unbilled Services:

Accounts receivable and unbilled services consisted of the following amounts on the dates set forth below:

(in thousands)	December 31,
	2005	2006
Trade:
Billed	$204,686	$273,941
Unbilled	102,626	141,423
Provision for doubtful accounts	(3,926)	(6,447)

	$303,386	$408,917

The Company derived 20.1% and 22.6% of its accounts receivable and unbilled services from operations outside the United States as of December 31, 2005 and 2006, respectively. Of these amounts, the Company derived 70.4% and 65.3% from operations in the United Kingdom as of December 31, 2005 and 2006, respectively.

Change in provision for doubtful accounts consisted of the following:

(in thousands)	Year Ended December 31,
	2004	2005	2006
Balance at beginning of year	$2,959	$4,102	$3,926
Additions charged to costs and expenses	1,188	126	3,286
Write-offs	(45)	(302)	(765)

Balance at end of year	$4,102	$3,926	$6,447

4.	Property and Equipment:

Property and equipment, stated at cost, consisted of the following amounts on the dates set forth below:

(in thousands)	December 31,
	2005	2006
Land	$6,986	$6,987
Buildings and leasehold improvements	58,321	87,106
Construction in progress	31,205	114,810
Furniture and equipment	152,952	170,230
Computer equipment and software	114,331	143,313

	363,795	522,446
Less accumulated depreciation and amortization	(153,775)	(198,907)

	$210,020	$323,539

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2004, 2005 AND 2006

4.	Property and Equipment (continued):

Capitalized costs for the new corporate headquarters facility in Wilmington, North Carolina, included in construction in progress as of December 31, 2005 and 2006 were $19.7 million and $104.5 million, respectively. In February 2006, the Company entered into an $80.0 million construction loan facility with Bank of America, N.A. Borrowings under this credit facility are available to finance the construction of the Company’s new corporate headquarters building and related parking facility. As of December 31, 2006, the Company had borrowed $74.8 million under this credit facility. During 2005 and 2006, the Company capitalized interest of approximately $0.1 million and $2.5 million, respectively, relating to the construction of the new corporate headquarters facility.

In connection with the purchase of the 7.5-acre tract of land for the Company’s new headquarters building, the Company guaranteed an $8.0 million bank loan to the seller, Almont Shipping Company, in order to refinance existing liens on the property. This loan was secured by a lien on substantially all of Almont’s assets, including a 28-acre tract of land adjacent to the tract the Company acquired. During 2006, Almont filed for bankruptcy and the Company was required to perform under its guarantee by purchasing the note and related loan documents for approximately $7.4 million. The Company subsequently refinanced the note with a new buyer. In December 2006, the Company received all remaining principal and interest due on the note.

The Company owned a building in Kersewell, Scotland, with a net book value of $1.3 million as of December 31, 2006. This building was classified as available for sale and was included in prepaid expenses and other current assets on its consolidated balance sheet as of December 31, 2006. This building was used to house employees performing work in the Development segment of the Company. In January 2007, the Company sold this building for approximately $1.4 million resulting in a gain of $0.1 million.

In 2006, the Company disposed of property and equipment in its Discovery segment which resulted in a loss on disposal of assets of $0.8 million. The Company also recorded an impairment of $0.4 million related to the value of its building in Leicester, United Kingdom, which was the site of the Company’s former U.K. Phase I operations. The Company’s Phase I operations are included in its Development segment. The Company determined fair value of these assets based on comparable market prices for similar assets. These amounts are included in loss on impairment and disposal of assets in the Company’s consolidated statements of operations.

Property and equipment under capital leases, stated at cost, consisted of the following amounts on the dates set forth below:

(in thousands)	December 31,
	2005	2006
Leasehold improvements	$824	$824
Computer equipment and software	656	656
Furniture and equipment	2,114	1,976

	3,594	3,456
Less accumulated depreciation and amortization	(1,211)	(2,139)

	$2,383	$1,317

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2004, 2005 AND 2006

5.	Goodwill and Intangible Assets:

Changes in the carrying amount of goodwill for the twelve months ended December 31, 2005 and 2006, by operating segment, were as follows:

(in thousands)	Development	Discovery Sciences	Total
Balance as of January 1, 2005	$159,166	$20,615	$179,781
Goodwill recorded during the period for acquisition	—	33,001	33,001
Translation adjustments	(3,899)	—	(3,899)

Balance as of December 31, 2005	155,267	53,616	208,883
Translation adjustments	3,499	—	3,499

Balance as of December 31, 2006	$158,766	$53,616	$212,382

Information regarding the Company’s other intangible assets follows:

(in thousands)	December 31, 2005			December 31, 2006
	Carrying Amount	Accumulated Amortization	Net	Carrying Amount	Accumulated Amortization	Net
Backlog and customer relationships	$543	$338	$205	$543	$447	$96
Patents	22	22	—	—	—	—
License and royalty agreements	5,000	2,433	2,567	4,500	2,582	1,918

Total	$5,565	$2,793	$2,772	$5,043	$3,029	$2,014

The Company amortizes all intangible assets on a straight-line basis, based on estimated useful lives of three to five years for backlog and customer relationships and three to ten years for license and royalty agreements. The weighted average amortization period is 4.1 years for backlog and customer relationships, 6.2 years for license and royalty agreements and 5.9 years for all intangibles collectively.

Amortization expense for the twelve months ended December 31, 2004, 2005 and 2006 was $1.2 million, $1.1 million and $0.6 million, respectively. As of December 31, 2006, estimated amortization expense for each of the next five years was as follows:

(in thousands)
2007	$312
2008	283
2009	250
2010	250
2011	250

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2004, 2005 AND 2006

6.	Short-term Investments and Investments:

Short-term investments, which are composed of available-for-sale securities, and investments consisted of the following amounts on the dates set forth below:

(in thousands)	December 31,
	2005	2006
Short-term investments:
Auction Rate Securities	$137,820	$133,700
Other municipal debt securities	—	114,524
Other debt securities	—	4,165
Preferred stock	—	3,487

Total short-term investments	$137,820	$255,876

Investments:
Cost basis investments:
Bay City Capital Fund IV, L.P.	$1,852	$3,200
A.M. Pappas Life Science Ventures III, L.P.	691	1,188
Other equity investments	750	750

Total cost basis investments	3,293	5,138

Marketable equity securities:
BioDelivery Sciences International, Inc.	1,953	2,394
Chemokine Therapeutics Corp.	2,360	—
Accentia Biopharmaceuticals, Inc.	21,565	14,946

Total marketable equity securities	25,878	17,340

Total investments	$29,171	$22,478

Short-term Investments

As of December 31, 2005, the Company’s short-term investments consisted of Auction Rate Securities, or ARS. Since the fair market value equaled the adjusted cost, there were no unrealized gains or losses associated with these investments as of December 31, 2005.

At December 31, 2006, the Company had short-term investments in ARS, various other debt securities and preferred stock. As of December 31, 2006, unrealized gains associated with these investments were $0.2 million and unrealized losses were $0.3 million. The gross realized gains on these securities in 2004, 2005 and 2006 were $0.6 million, $0 and $0, respectively, and there were no gross realized losses.

The estimated fair value of short-term investment securities at December 31, 2006, by contractual maturity, were as follows:

(in thousands)
Due in 1 year or less	$48,331
Due in 1-5 years	52,653
Due in 5-10 years	7,139
Due after 10 years	147,753

$255,876

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2004, 2005 AND 2006

6.	Short-term Investments and Investments (continued):

Investments

The Company had long-term investments in marketable securities as of December 31, 2005 and 2006. As of December 31, 2005 and 2006, gross unrealized gains were $8.5 million and $0.7 million, respectively. There were no gross unrealized losses as of December 31, 2005 or 2006.

During 2005, the Company recorded charges to earnings for other-than-temporary declines in the fair market value of its cost basis investments of $5.6 million, which included $1.6 million related to the outstanding balance of a revolving line of credit that was guaranteed by the Company, and its marketable equity securities of $0.3 million. The write-downs were due to a business failure, current fair market values, historical and projected performance and liquidity needs of the investees.

During 2004, the Company recorded a charge to earnings of $2.0 million for an other-than-temporary decline in the fair market value of its investment in Chemokine Therapeutics Corp. The write-down of Chemokine was recorded based primarily on its historical and projected financial performance and issuances of shares to new investors at lower valuations than the Company’s recorded value.

In September 2005, the Company became a limited partner in Bay City Capital Fund IV, L.P., a venture capital fund established in July 2004 for the purpose of investing in life sciences companies. The Company has committed to invest up to a maximum of $10.0 million in this fund. Aggregate capital calls through December 31, 2006 were $3.2 million. Because no capital call can exceed 20% of the Company’s aggregate capital commitment, the Company anticipates its remaining capital commitment of $6.8 million will be made through a series of future capital calls over the next several years. The Company owned approximately 2.9% of the Bay City Fund IV as of December 31, 2006. The Company’s capital commitment will expire in June 2009.

In November 2003, the Company became a limited partner in A. M. Pappas Life Science Ventures III, L.P., a venture capital fund established for the purpose of making investments in equity securities of privately held companies in the life sciences, healthcare and technology industries. The Company has committed to invest up to a maximum of $4.8 million in this fund. Aggregate capital calls through December 31, 2006 were $1.2 million. Because no capital call can exceed 10% of the Company’s aggregate capital commitment, the Company anticipates that its remaining capital commitment of $3.6 million will be made through a series of future capital calls over the next several years. The Company owned approximately 4.7% of the Pappas Fund as of December 31, 2006. The Company’s capital commitment will expire in May 2009.

In June 2002, the Company purchased approximately 0.7 million units of BioDelivery Sciences International, Inc. Each unit consisted of one share of common stock and one warrant for common stock. The Company’s ownership of common stock of BioDelivery Sciences International represented an ownership interest of approximately 4.9% in BioDelivery Sciences International’s outstanding common stock as of December 31, 2006. BioDelivery Sciences International is a publicly traded company that is developing and seeking to commercialize a drug delivery technology designed for a potentially broad base of pharmaceuticals, vaccines and over-the-counter drugs.

In April 2003, the Company purchased 2.0 million shares of Chemokine Therapeutics Corp. Series A convertible preferred stock. In December 2004, Chemokine completed an initial public offering of its common stock in Canada. In May 2006, the Company sold its 2.0 million shares of Chemokine Therapeutics Corp. preferred stock for total consideration of $1.5 million and recorded a gain on sale of its investment of $0.8 million in other income, net, in the Company’s consolidated statements of operations. In addition, the Company surrendered its license rights to Chemokine’s compound CTCE-0214 in exchange for $0.1 million and potential milestone payments up to $2.5 million.

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2004, 2005 AND 2006

6.	Short-term Investments and Investments (continued):

Investments (continued)

In 2004 and 2005, the Company purchased 15.0 million shares of Accentia Biopharmaceuticals, Inc. Series E convertible preferred stock. Accentia’s Series E convertible preferred stock paid a dividend based on a percentage of net sales of certain Accentia products. The Company received dividends in excess of Accentia’s earnings in 2004 and 2005 and thus recorded these as a reduction of cost of the investment in Accentia. On October 28, 2005, Accentia completed its initial public offering of 2.4 million shares of common stock for $8.00 per share. Upon completion of the initial public offering, the Company’s 15.0 million shares of Series E convertible preferred stock were converted to 4.3 million shares of common stock. The Company owned approximately 13.5% of the outstanding capital stock of Accentia as of December 31, 2006. Accentia is a specialty biopharmaceutical company focused on the development and commercialization of late-stage clinical products in the areas of respiratory disease and oncology.

7.	Other Accrued Expenses:

Other accrued expenses consisted of the following amounts on the dates set forth below:

(in thousands)	December 31,
	2005	2006
Accrued salaries, wages, benefits and related costs	$73,380	$87,441
Other	45,924	61,586

	$119,304	$149,027

8.	Long-Term Debt, Line of Credit and Lease Obligations:

Long-Term Debt

Long-term debt consisted of the following amounts on the dates set forth below:

(in thousands)	December 31,
	2005	2006
Revolving credit facility	$17,097	$—
Construction loan facility, effective rate of 5.88%	—	74,833
Capital leases at interest rates up to 10.0%	1,645	326
Building note	5,560	—

	24,302	75,159
Less: current maturities	(1,607)	(75,159)

	$22,695	$—

The Company previously had a note payable related to a laboratory building in Brussels, Belgium. This note was assumed in the acquisition of Medical Research Laboratories International, Inc. in February 2002. In May 2006, the Company paid the $5.9 million unpaid balance and retired the note.

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2004, 2005 AND 2006

8.	Long-Term Debt, Line of Credit and Lease Obligations (continued):

Revolving Credit Facility

In July 2006, the Company renewed its $50.0 million revolving line of credit facility with Bank of America, N.A. Indebtedness under the facility is unsecured and subject to traditional covenants relating to financial ratios and restrictions on certain types of transactions. This revolving credit facility does not expressly restrict or limit the payment of dividends. The Company was in compliance with all loan covenants as of December 31, 2006. Outstanding borrowings under the facility bear interest at an annual fluctuating rate equal to the one-month London Interbank Offered Rate, or LIBOR, plus a margin of 0.6%. Borrowings under this credit facility are available to provide working capital and for general corporate purposes. This credit facility is currently scheduled to expire in June 2007, at which time any outstanding balance will be due. As of December 31, 2006, no amounts were outstanding under this credit facility, although the aggregate amount available for borrowing had been reduced by $1.3 million due to outstanding letters of credit issued under this facility. As of February 15, 2007, the Company had borrowed approximately $25.0 million under this facility.

Construction Loan Facility

In February 2006, the Company entered into an $80.0 million construction loan facility with Bank of America, N.A. This construction loan facility is in addition to the $50.0 million revolving credit facility discussed above. Indebtedness under the construction loan facility is unsecured and is subject to the same covenants as the revolving credit facility and additional covenants commonly used in construction loan agreements. In addition, the Company must maintain at least $50.0 million in cash, cash equivalents and short-term investments while the loan is outstanding. The Company was in compliance with all loan covenants as of December 31, 2006. Borrowings under this credit facility are available to finance the construction of the Company’s new corporate headquarters building and related parking facility in Wilmington, North Carolina, and bear interest at an annual fluctuating rate equal to the one-month LIBOR plus a margin of 0.6%. Interest on amounts borrowed under this construction loan facility is payable quarterly. This credit facility has a term of two years and will mature in February 2008, at which time the entire principal balance and all accrued and unpaid interest will be due. However, the Company has classified these borrowings as short-term due to management’s intent to pay off the loan in full in 2007. As of December 31, 2006, the Company had borrowed approximately $74.8 million under this credit facility.

Lease Obligations

The Company is obligated under noncancellable operating leases expiring at various dates through 2021 relating to its buildings and certain equipment. Rental expense for all operating leases, net of sublease income of $2.1 million, $1.1 million and $1.5 million, was $30.3 million, $37.5 million and $44.3 million for the years ended December 31, 2004, 2005 and 2006, respectively.

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

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2004, 2005 AND 2006

8.	Long-Term Debt, Line of Credit and Lease Obligations (continued):

Lease Obligations (continued)

As of December 31, 2006, future minimum payments for all lease obligations for years subsequent were as follows:

(in thousands)	Operating Leases	Capital leases
2007	$44,213	$335
2008	39,718	—
2009	35,089	—
2010	30,576	—
2011	25,452	—
2012 and thereafter	81,119	—

	256,167	335
Less: sublease income	(13,659)

	$242,508

Less: interest		(9)

		$326

In March 2005, the Company entered into a lease for additional space in Austin, Texas for its Phase II through IV operations. The additional space is adjacent to the Company’s Phase I clinic. To induce the Company to enter into the lease for additional space, the landlord deposited $5.5 million into an escrow account to be used to reimburse the Company for the rent and other expenses paid by the Company under the lease for the existing facilities after July 1, 2005 and the costs and expenses to sublease those facilities. The Company accounted for the amount to be received from the escrow account as a lease incentive that would be recognized in income over the life of the ten-year term of the lease. In April 2006, the Company and the landlord agreed to settle a dispute relating to this escrow account. Under the terms of the settlement, the Company received $4.3 million in full and final settlement of all claims.

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2004, 2005 AND 2006

9.	Accounting for Derivative Instruments and Hedging Activities:

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

The Company recognizes changes in the ineffective portion of a derivative instrument in earnings in the current period. The Company measures effectiveness for forward cash flow hedge contracts by comparing the fair value of the forward contract to the change in the forward value of the anticipated transaction. The fair market value of the hedged exposure is presumed to be the market value of the hedge instrument when critical terms match. The Company’s hedging portfolio had no ineffectiveness during 2004, 2005 or 2006.

The Company has significant international revenues and expenses, and related receivables and payables, denominated in non-functional currencies in the Company’s foreign subsidiaries. As a result, from time to time the Company purchases currency option and forward contracts as cash flow hedges to help manage certain foreign currency exposures that can be identified and quantified. Pursuant to its foreign exchange risk hedging policy, the Company may hedge anticipated and recorded transactions, and the related receivables and payables denominated in non-functional currencies, using forward foreign exchange rate contracts and foreign currency options. The Company’s policy is to only use foreign currency derivatives to minimize the variability in the Company’s operating results arising from foreign currency exchange rate movements. The Company does not enter into derivative financial instruments for speculative or trading purposes. Hedging contracts are measured at fair value using dealer quotes and mature within twelve months from their inception.

The Company’s hedging contracts are intended to protect against the impact of changes in the value of the U.S. dollar against other currencies and their impact on operating results. Accordingly, for forecasted transactions, subsidiaries incurring expenses in foreign currencies seek to hedge U.S. dollar revenue contracts. The Company reclassifies OCI associated with hedges of foreign currency revenue into direct costs upon recognition of the forecasted transaction in the statement of operations. At December 31, 2006, no such hedging contracts were outstanding.

The Company also enters into foreign currency forward contracts to hedge against changes in the fair value of monetary assets and liabilities denominated in a non-functional currency. These derivative instruments are not designated as hedging instruments; therefore, the Company recognizes changes in the fair value of these contracts immediately in other income, net, as an offset to the changes in the fair value of the monetary assets or liabilities being hedged. At December 31, 2006, no such contracts were outstanding.

At December 31, 2005 and 2006, the Company’s foreign currency derivative portfolio resulted in the Company recording a loss of $0.8 million and $0, respectively, recorded as a component of other accrued expenses.

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2004, 2005 AND 2006

10.	Stock Plans:

Adoption of Statement of Financial Accounting Standard No. 123 (R)

Prior to January 1, 2006, the Company accounted for its stock-based compensation plan in accordance with the intrinsic value provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, or APB No. 25, and provided the required pro forma disclosures of SFAS No. 123, “Accounting for Stock-Based Compensation”. Accordingly, because all stock options granted had an exercise price equal to the market value of the underlying common stock on the date of the grant, the Company recognized no expense related to employee stock options. Because the Company considered the employee stock purchase plan noncompensatory, the Company recognized no expense related to this plan. The Company recognized expense related to the grant of restricted stock in the consolidated statements of operations as required under APB No. 25.

Effective January 1, 2006, the Company adopted SFAS No. 123 (revised) using the modified retrospective application method. Accordingly, the Company measures stock-based compensation cost at grant date, based on the fair value of the award, and recognizes it as expense over the employee’s requisite service period. In accordance with the modified retrospective application method, the Company has adjusted its financial statements for all periods prior to January 1, 2006 to give effect to the fair-value based method of accounting for all awards granted in fiscal years beginning after December 15, 1994. Amounts previously disclosed as pro forma adjustments have been reflected in earnings for all prior periods.

The following table details the impact of retrospective application of SFAS No. 123 (revised) on previously reported amounts:

(in thousands, except per share data)	Year Ended December 31, 2004		Year Ended December 31, 2005
	As previously Reported	Restated	As previously Reported	Restated
Statement of Operations Items:

Total direct costs	$449,246	$452,753	$543,292	$550,503
Selling, general and administrative expenses	195,670	203,218	240,700	251,095
Income from operations	148,015	136,759	194,622	176,696
Income before provision for income taxes	149,845	138,589	197,729	179,803
Net income	98,888	91,684	131,483	119,897

Net income per common share:
Basic	$0.88	$0.81	$1.15	$1.05
Diluted	$0.87	$0.81	$1.13	$1.03

Statement of Cash Flows Items:

Net cash provided by operating activities	179,274	177,945	190,899	182,108
Net cash provided by (used in) financing activities	10,962	12,291	(16,160)	(7,369)

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2004, 2005 AND 2006

10.	Stock Plans (continued):

Adoption of Statement of Financial Accounting Standard No. 123 (R) (continued)

(in thousands)	Year Ended December 31, 2004		Year Ended December 31, 2005
	As previously reported	Restated	As previously reported	Restated
Equity Statement Items:

Beginning paid-in capital	$278,057	$315,787
Beginning retained earnings	226,381	195,520
Beginning total shareholders’ equity	512,521	519,390
Stock compensation expense	—	11,256	981	18,907
Income tax benefit from exercise of options and disqualified dispositions of stock, net	3,055	612	13,760	7,394
Ending paid-in capital	293,200	339,743
Ending retained earnings	325,269	287,204
Ending total shareholders’ equity	635,310	643,788

	At December 31, 2005
	As previously reported	Restated
Balance Sheet Items:

Long-term deferred tax assets	$11,628	$20,080
Total assets	1,151,148	1,159,600
Paid-in capital	340,451	395,452
Retained earnings	396,068	346,417
Deferred compensation	(3,102)	—
Total shareholders’ equity	742,224	750,676

Equity Compensation Plan

The Company has an equity compensation plan (the “Plan”) under which the Company may grant stock options, restricted stock and other types of stock-based awards to its employees and directors. Total shares authorized for grant under this plan are 21.3 million. The exercise price of each option granted is equal to the market price of the Company’s common stock on the date of grant and the maximum exercise term of each option granted does not exceed ten years. Options are granted upon approval of the Compensation Committee of the Board of Directors and vest over various periods, as determined by the Compensation Committee at the date of the grant. The majority of the Company’s options vest ratably over a period of three or four years. The options expire on the earlier of ten years from the date of grant or within specified time limits following termination of employment, retirement or death. Shares are issued from the Company’s authorized but unissued stock. The Company does not pay dividends on unexercised options. As of December 31, 2006, there were 6.2 million shares of common stock remaining available for grant under the Plan.

For the years ended December 31, 2004, 2005 and 2006, stock-based compensation cost totaled $9.4 million, $14.7 million and $17.3 million, respectively. The associated future income tax benefit recognized was $3.4 million, $5.2 million and $6.5 million for the years ended December 31, 2004, 2005 and 2006, respectively.

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2004, 2005 AND 2006

10.	Stock Plans (continued):

Equity Compensation Plan (continued)

For the years ended December 31, 2004, 2005 and 2006, the amount of cash received from the exercise of stock options was $6.9 million, $23.0 million and $21.1 million, respectively. In connection with these exercises, the actual excess tax benefit realized for the tax deductions by the Company for the years ended December 31, 2004, 2005 and 2006 were $1.3 million, $8.6 million and $5.3 million, respectively.

A summary of the option activity under the Plan at December 31, 2004, 2005 and 2006, and changes during the years, is presented below:

(shares and aggregate intrinsic value in thousands)	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at January 1, 2004	5,006	$10.66
Granted	4,646	20.00
Exercised	(752)	9.20
Forfeited	(208)	13.69

Outstanding at December 31, 2004	8,692	$15.70

Exercisable at December 31, 2004	3,240	$9.88

Outstanding at January 1, 2005	8,692	$15.70
Granted	456	25.41
Exercised	(2,246)	10.24
Forfeited	(418)	19.24

Outstanding at December 31, 2005	6,484	$18.05

Exercisable at December 31, 2005	2,738	$14.82

Outstanding at January 1, 2006	6,484	$18.05
Granted	1,780	34.31
Exercised	(1,328)	15.90
Forfeited	(430)	25.27
Expired	(20)	18.08

Outstanding at December 31, 2006	6,486	$22.46	7.6 years	$145,686

Exercisable at December 31, 2006	2,858	$16.79	6.5 years	$47,983

Vested or expected to vest at December 31, 2006	5,914	$22.16	7.6 years	$62,461

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2004, 2005 AND 2006

10.	Stock Plans (continued):

Equity Compensation Plan (continued)

The following table summarizes information about the Plan’s stock options at December 31, 2006:

(shares in thousands)	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at 12/31/06	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at 12/31/06	Weighted Average Exercise Price
$1.95 - $15.00	881	4.3 years	$10.24	881	$10.24
$15.01 - $21.00	976	6.9 years	$15.73	712	$15.55
$21.01 - $22.00	2,618	7.9 years	$21.20	1,091	$21.19
$22.01 - $33.00	658	9.1 years	$28.65	142	$25.61
$33.01 - $39.51	1,353	9.2 years	$34.72	32	$35.38

	6,486	7.6 years	$22.46	2,858	$16.79

All options granted during the years ended December 31, 2004, 2005 and 2006 were granted with an exercise price equal to the fair value of the Company’s common stock on the grant date. The fair value of the Company’s common stock on the grant date is equal to the Nasdaq closing price of the Company’s stock on the date of grant, except for shares granted under the U.K. Subplan where the fair value of the Company’s common stock on the grant date is equal to the average of the high and low price of the Company’s common stock on the date of grant as reported by Nasdaq. The weighted-average grant date fair value per share of options granted during the years ended December 31, 2004, 2005 and 2006 was $10.06, $12.11 and $15.36, respectively. The aggregate fair value of options granted during the years ended December 31, 2004, 2005 and 2006 was $46.8 million, $5.4 million and $27.3 million, respectively. The total intrinsic value (which is the amount by which the market value of the Company’s common stock exceeded the exercise price of the options on the date of exercise) of options exercised during the years ended December 31, 2004, 2005 and 2006 was $6.5 million, $35.1 million and $24.4 million, respectively.

A summary of the status of unvested options as of December 31, 2006, and changes during the year then ended, is presented below:

(shares in thousands) Unvested options	Shares	Weighted- Average Grant Date Fair Value
Unvested at January 1, 2006	3,744	$10.09
Granted	1,780	15.36
Vested	(1,466)	9.57
Forfeited	(430)	12.21

Unvested at December 31, 2006	3,628	$12.64

As of December 31, 2006, the total unrecognized compensation cost related to unvested stock options was approximately $28.8 million. The Company expects to recognize this cost over a weighted-average period of 1.9 years in accordance with the vesting periods of the options. The total fair value of shares vested during the years ended December 31, 2004, 2005 and 2006 was $7.4 million, $16.4 million and $14.5 million, respectively.

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2004, 2005 AND 2006

10.	Stock Plans (continued):

Equity Compensation Plan (continued)

The Company estimates fair value of each option award on the grant date using the Black-Scholes option-pricing model. The following table indicates the assumptions used in estimating fair value for the years ended December 31, 2004, 2005 and 2006.

	2004	2005	2006
Expected term (years)	5.00	5.00	4.50
Dividend yield (%)	0.00	0.32	0.28-0.34
Risk-free interest rate (%)	3.63	4.35	4.36-5.11
Expected volatility (%)	53.99	50.31	39.69-51.39

The expected term represents an estimate of the period of time options are expected to remain outstanding and is based on historical exercise and termination data. The dividend yield is based on the most recent dividend payment over the market price of the stock at the beginning of the period. The risk-free interest rate is based on the rate at the date of grant for a zero-coupon U.S. Treasury bond with a term that approximates the expected term of the option. Expected volatilities are based on the historical volatility of the Company’s stock price over the expected term of the options.

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

During the years ended December 31, 2005 and 2006, the Company awarded 162,280 and 16,512 shares of restricted stock, respectively, with a fair value of $4.1 million and $0.5 million, respectively. The Company did not grant any shares of restricted stock in 2004. The weighted average grant date fair value of each share was $25.16 and $31.47 for the years ended December 31, 2005 and 2006, respectively. Total compensation expense recorded during the years ended December 31, 2005 and 2006 for restricted stock shares granted was $1.0 million and $1.6 million, respectively. The associated future income tax benefit recognized was $0.4 million and $0.6 million for the years ended December 31, 2005 and 2006, respectively. As of December 31, 2006, the total unrecognized compensation cost related to 80,374 shares of unvested restricted stock was approximately $1.1 million. The Company expects to recognize this cost over a weighted-average period of 1.4 years in accordance with the vesting periods of the restricted stock. The total fair value of restricted stock shares vested during the year ended December 31, 2006 was $1.7 million.

In May 2006, shares of restricted stock held by two members of the senior management team vested. These employees elected to surrender to the Company a portion of their vested shares to pay the income taxes due as a result of the vesting. As a result, 10,855 shares were forfeited to satisfy tax obligations. In connection with this vesting, the tax benefit realized by the Company for the year ended December 31, 2006 was $0.4 million. In addition, the Company’s president resigned effective December 31, 2006 and the Company canceled 30,000 shares of unvested deferred restricted stock units that had previously been granted to him.

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2004, 2005 AND 2006

10.	Stock Plans (continued):

Employee Stock Purchase Plan

The Board of Directors and shareholders have reserved 4.5 million shares of the Company’s common stock for issuance under the Employee Stock Purchase Plan (the “ESPP”). The ESPP has two six-month offering periods (each an “Offering Period”) each year, beginning January 1 and July 1, respectively. Eligible employees can elect to make payroll deductions from 1% to 15% of their base pay during each payroll period of an Offering Period. Special limitations apply to eligible employees who own 5% or more of the outstanding common stock of the Company. In addition, in accordance with the ESPP and beginning with the first six-month Offering Period in 2006, the Board of Directors set a limit on the total payroll deductions for each year of $8.0 million. None of the contributions made by eligible employees to purchase the Company’s common stock under the ESPP are tax-deductible to the employees. During 2005, the purchase price was 85%, and beginning January 1, 2006 it became 90%, of the lesser of (a) the reported closing price of the Company’s common stock for the first day of the Offering Period or (b) the reported closing price of the common stock for the last day of the Offering Period. As of December 31, 2006, there were 2.3 million shares of common stock available for purchase by ESPP participants, after giving effect to shares purchased for the second Offering Period of 2006 that were issued in January 2007.

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

The fair value of each ESPP share is estimated using the Black-Scholes option-pricing model. The following table indicates the assumptions used in estimating fair value for the years ended December 31, 2004, 2005 and 2006.

	2004	2005	2006
Expected term (years)	0.50	0.50	0.50
Dividend yield (%)	0.00	0.32	0.28-0.32
Risk-free interest rate (%)	3.63	4.35	4.37-5.24
Expected volatility (%)	53.99	50.31	30.56-40.38

The compensation costs for the ESPP, as determined based on the fair value of the discount and option feature of the underlying ESPP grant, consistent with the method of SFAS No. 123, were $1.9 million, $3.3 million and $1.7 million for years ended December 31, 2004, 2005 and 2006, respectively. The income tax benefit recognized was $0.7 million, $1.2 million and $0.2 million for the years ended December 31, 2004, 2005 and 2006, respectively. The weighted average grant date fair value per share during the years ended December 31, 2004, 2005 and 2006 was $4.15, $8.37 and $6.12, respectively. As of December 31, 2006, there was no unrecognized compensation cost related to ESPP shares.

For the years ended December 31, 2004, 2005 and 2006, the value of stock issued for ESPP purchases was $5.2 million, $6.6 million and $7.2 million, respectively. In connection with disqualifying dispositions, the tax benefits realized by the Company for the years ended December 31, 2004, 2005 and 2006 were $0.1 million, $0.2 million and $0.1 million, respectively.

During the years ended December 31, 2004, 2005 and 2006, employees contributed $5.7 million, $7.3 million and $7.8 million, respectively, to the ESPP for the purchase of 458,000, 391,000 and 274,000 shares, respectively. The aggregate fair value of shares purchased during the years ended December 31, 2004, 2005 and 2006 was $6.7 million, $8.6 million and $9.1 million, respectively. Contributions for the second Offering Period of 2006 were not converted to issued shares until January 2007.

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2004, 2005 AND 2006

11.	Income Taxes:

The components of income before provision for income taxes were as follows:

(in thousands)	Year Ended December 31,
	2004	2005	2006
Domestic	$115,180	$136,444	$181,959
Foreign	23,409	43,359	53,546

Income from continuing operations	$138,589	$179,803	$235,505

The components of the provision for income taxes were as follows:

(in thousands)	Year Ended December 31,
	2004	2005	2006
State income taxes:
Current	$4,488	$8,357	$2,094
Deferred	2,347	(867)	941
Federal income taxes:
Current	25,078	40,387	50,249
Deferred	11,201	(72)	8,598
Foreign income taxes:
Current	4,365	11,165	15,304
Deferred	(574)	936	1,667

Provision for income taxes	$46,905	$59,906	$78,853

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2004, 2005 AND 2006

11.	Income Taxes (continued):

Taxes computed at the statutory U.S. federal income tax rate of 35% are reconciled to the provision for income taxes as follows:

(in thousands)	Year Ended December 31,
	2004	2005	2006
Effective tax rate	33.8%	33.3%	33.5%

Statutory rate of 35%	$48,506	$62,931	$82,427
State taxes, net of federal benefit	3,778	4,177	5,294
Nontaxable income net of nondeductible expenses	(2,214)	(3,033)	(4,667)
Change in valuation allowance	(4,028)	(1,677)	(941)
Impact of international operations	(989)	(932)	(679)
Other	1,852	(1,560)	(2,581)

Provision for income taxes	$46,905	$59,906	$78,853

Components of the current deferred tax assets were as follows:

(in thousands)	December 31,
	2005	2006
Future benefit of net operating losses	$521	$435
Reserve for doubtful accounts	2,269	3,169
Accrued expenses	8,669	10,328
Unearned income	2,734	1,753
Tax credits	506	364
Valuation allowance	(3,264)	(2,930)

Total current deferred tax asset	$11,435	$13,119

The current deferred tax liabilities of $0.1 million at both December 31, 2005 and 2006 relates to various expenses deducted for tax purposes, not book purposes.

Components of the long-term deferred tax assets were as follows:

(in thousands)	December 31,
	2005	2006
Other depreciation and amortization	$(15,077)	$(22,616)
Patent depreciation	16,135	11,606
Deferred rent	6,635	7,091
Stock options	8,452	10,767
Deferred compensation	1,266	1,780
Investment basis differences	(1,064)	(1,121)
Valuation allowance	(3,319)	(2,650)
Future benefit of net operating losses	5,709	5,116
Other	1,343	1,395

Total long-term deferred tax asset	$20,080	$11,368

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2004, 2005 AND 2006

11.	Income Taxes (continued):

Components of the long-term deferred tax liabilities were as follows:

(in thousands)	December 31,
	2005	2006
Other depreciation and amortization	$5,300	$8,810
Stock options	—	(570)
Pension and other	(3,105)	(3,993)

Total long-term deferred tax liability	$2,195	$4,247

The Company has recorded a deferred tax asset for foreign and state net operating losses and credits that are subject to either five-year, 15-year, 20-year or indefinite carryforward periods. Management has recorded a valuation allowance of $3.9 million against the net operating loss assets and $1.0 million against the tax credit assets for amounts that it does not believe are more likely than not to be utilized.

The Company also recorded a deferred tax asset related to U.S. net operating losses received in an acquisition in 2003. Although the net operating losses are subject to annual limitation under IRC Section 382, management expects all losses to be utilized during the 20-year carryforward period that is available.

The Company has also established a deferred tax asset for federal and state tax related to unrealized investment losses and state tax on realized capital losses. Management has recorded a valuation allowance of $0.7 million for the state tax benefit that it does not believe is more likely than not to be realized. The federal valuation allowance for unrealized and realized investment losses has been fully released.

In 2006, the total valuation allowance decreased by $1.0 million primarily due to the closing of a state audit. The total valuation allowance decreased by $1.7 million in 2005. This decrease was primarily attributable to a $6.9 million decrease in the valuation allowance for investment losses resulting from increases in the market value of these investments and management’s determination that the benefits of past investment losses were more likely than not to be realized. This decrease was offset by an increase in the valuation allowances related to foreign and state loss carryforwards.

As of December 31, 2006, the Company had liabilities of $9.1 million for certain unsettled matters in connection with tax positions taken on the Company’s tax returns, including interpretations of applicable income tax laws and regulations. The Company establishes a reserve when, despite management’s belief that the Company’s tax returns reflect the proper treatment of all matters, the treatment of certain tax matters is likely to be challenged. Significant judgment is required to evaluate and adjust the reserves in light of changing facts and circumstances. Further, a number of years may lapse before a particular matter for which the Company has established a reserve is audited and finally resolved. While it is difficult to predict the final outcome or the timing of resolution of any particular tax matter, management believes that the reserves of $9.1 million reflect the probable outcome of known tax contingencies. The Company believes it is unlikely that the resolution of these matters will have a material adverse effect on the Company’s financial position or results of operations.

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2004, 2005 AND 2006

11.	Income Taxes (continued):

The Company records current and deferred income tax expense related to its foreign operations to the extent those earnings are taxable. Historically, the Company has made no provision for the additional taxes that would result from the distribution of earnings of foreign subsidiaries because the Company expected to invest them permanently. The American Jobs Creation Act of 2004 provided for a special one-time dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer completed by the end of 2005. As a result of this one-time provision, the Company repatriated $48.0 million of earnings in the form of dividends from its foreign affiliates in 2005 and recorded tax expense, net of foreign tax credits, of $1.7 million.

The Company considers that the remainder of its foreign earnings will remain permanently invested overseas. The cumulative amount of undistributed earnings for which no U.S. tax liability has been recorded was $37.0 million and $73.3 million for December 31, 2005 and 2006, respectively.

12.	Employee Savings and Pension Plans:

Savings Plan

The Company provides a 401(k) Retirement Savings Plan to its U.S. employees. The Company matches 50% of an employee’s savings up to 6% of pay and these contributions vest ratably over a four-year period. Company matching contributions, net of forfeitures, for all employees for the years ended December 31, 2004, 2005 and 2006 were $4.8 million, $5.4 million and $6.6 million, respectively.

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

Cash amounts deferred each quarter will accrue interest based upon the three-month London Interbank Offered Rate, or LIBOR, plus 1.5%. Shares of restricted stock that are deferred are held as restricted stock units, payable as shares of common stock if and when the units become distributable. The restricted stock units remain subject to the same vesting conditions as applicable to the shares of restricted stock. In addition, restricted stock units provide for cash dividend equivalents that are payable as cash at the time the units become vested or when the units become distributable, depending on the participant’s election.

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2004, 2005 AND 2006

12.	Employee Savings and Pension Plans (continued):

Non-Qualified Deferred Compensation Plans (continued)

The plans offer a number of account distribution options providing flexibility for financial and retirement planning. Employee participants elect with each set of annual deferrals to have the deferrals payable either (i) on a specified date that is at least two years after the deferral election is made but not more than 10 years after termination of employment or (ii) upon termination of employment. The amount deferred will be payable either in a lump sum or installments over a period of five, 10 or 15 years as elected by the participant at the time of deferral. However, these payment elections only become effective if the employee participant retires after age 55 with 10 years of service. Otherwise, the deferrals are payable in a lump sum following termination of employment. Board of Director participants may elect with each set of annual deferrals to have the deferrals payable either (x) on a specified date that is at least two years after the deferral election is made but not more than 10 years after termination of services as a director or (y) the earlier of any such date and the date of termination of services as a director. Board of Director participants may choose to have deferrals payable either in a lump sum or installments over a period of five years.

These payment elections can be made separately with respect to cash and restricted stock deferrals. There is a limited ability to subsequently change the payment elections, provided the election is made at least 12 months before the scheduled payment date and defers commencement of the payment by at least five years. Other special payment rules apply in case of death or disability and with respect to certain “key employees” (whose payments must be delayed by at least six months following termination of employment). Additionally, the Board of Directors may elect to pay out participants in the event of a “Change of Control”. As of December 31, 2005 and 2006, 141,388 and 127,900 shares of restricted stock granted to members of management and the Board of Directors were deferred under this plan and had not been issued.

At December 31, 2005 and 2006, the Company recorded a deferred compensation liability under this plan of $1.5 million and $1.9 million, respectively, in the consolidated balance sheets as a component of other accrued expenses.

Pension Plans

During 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106 and 132 (R)”, or SFAS No. 158. SFAS No. 158 requires employers to recognize the underfunded or overfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in the funded status in the year in which the changes occur through accumulated other comprehensive income effective for fiscal years ending after December 15, 2006. SFAS No. 158 did not change net income or comprehensive income for the fiscal year ending December 31, 2006. Rather, it requires a one-time adjustment to accumulated other comprehensive income. The Company recorded a one-time adjustment of $3.3 million, net of tax of $1.4 million, during 2006. Additionally, SFAS No. 158 requires employers to measure the funded status of a plan as of the date of its year-end statement of financial position. The Company currently uses a measurement date of November 30 and will be required to change the measurement date to December 31 for the year ended December 31, 2008.

The Company determined pension costs under the provisions of SFAS No. 87, “Employers’ Accounting for Pensions” and related disclosures are determined under the provisions of SFAS No. 132 (Revised 2003), “Employers’ Disclosures about Pensions and other Postretirement Benefits” as modified by SFAS No. 158.

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2004, 2005 AND 2006

12.	Employee Savings and Pension Plans (continued):

Pension Plans (continued)

The Company has a separate contributory defined benefit plan for its qualifying U.K. employees employed by the Company’s U.K. subsidiaries. This pension plan was closed to new participants as of December 31, 2002. The benefits for the U.K. Plan are based primarily on years of service and average pay at retirement. Plan assets consist principally of investments managed in a mixed fund.

Following closure of the above plan to new participants, the Company set up a new defined contribution plan for qualifying U.K. employees employed by the Company’s U.K. subsidiaries. The employees can contribute between 3% and 6% of their annual compensation and the Company matches those contributions with 5% to 8% of the employees’ annual compensation. Company contributions for the years ended December 31, 2005 and 2006 were $0.3 million and $0.6 million, respectively.

Pension costs and other amounts recognized in other comprehensive income for the U.K. Plan included the following components:

(in thousands)	Year Ended December 31,
	2004	2005	2006
Net periodic pension cost:
Service cost benefits earned during the year	$1,307	$1,106	$1,895
Interest cost on projected benefit obligation	1,838	1,910	2,367
Expected return on plan assets	(1,537)	(1,593)	(2,170)
Amortization of actuarial gains and losses	643	561	779

Net periodic pension cost	2,251	1,984	2,871

Other changes in plan assets and benefit obligations recognized in other comprehensive income:
Net gain (loss)	667	2,252	(4,057)

Total recognized in net periodic pension cost and other comprehensive income	$2,918	$4,236	$(1,186)

The estimated net loss that will be amortized from accumulated other comprehensive income into net periodic pension cost over the next fiscal year is $0.5 million.

Weighted average assumptions used to determine net periodic pension cost for years ending December 31 were as follows:

	2004	2005	2006
Discount rate	6.1%	6.0%	5.0%
Rate of compensation increase	4.4%	4.5%	4.5%
Long-term rate of return on plan assets	7.1%	6.7%	6.3%

To develop the expected long-term rate of return on assets assumption, the Company considered future expectations for yields on investments weighted in accordance with the asset allocation of the pension plan’s invested funds.

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2004, 2005 AND 2006

12.	Employee Savings and Pension Plans (continued):

Pension Plans (continued)

The change in benefit obligation, change in plan assets, funded status and amounts recognized for the defined benefit plan were as follows:

(in thousands)	Year Ended December 31,
	2005	2006
Change in benefit obligation:
Projected benefit obligation at beginning of year	$35,739	$41,807
Service cost	1,106	1,895
Interest cost	1,910	2,367
Plan participants’ contributions	635	779
Net actuarial loss (gain)	6,518	(20)
Benefits paid	(411)	(809)
Foreign currency translation adjustment	(3,690)	5,773

Projected benefit obligation at end of year	$41,807	$51,792

Change in plan assets:
Fair value of plan assets at beginning of year	$25,363	$29,308
Actual return on plan assets	4,804	4,468
Employer contributions	1,536	3,151
Plan participants’ contributions	635	779
Benefits paid	(411)	(809)
Foreign currency translation adjustment	(2,619)	4,047

Fair value of plan assets at end of year	$29,308	$40,944

Funded status:
Funded status	$(12,225)	$(10,768)
Unrecognized net actuarial loss	14,415	—
Minimum pension liability adjustment	(11,151)	—

Net amount recognized	$(8,961)	$(10,768)

Amounts recognized in statement of financial position were as follows:

(in thousands)	Year Ended December 31,
	2005	2006
Prepaid pension costs	$2,190	$—
Accrued pension liability	(11,151)	(10,768)

Net amount recognized	$(8,961)	$(10,768)

All amounts recognized in accumulated other comprehensive income are related to accumulated gains.

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2004, 2005 AND 2006

12.	Employee Savings and Pension Plans (continued):

Pension Plans (continued)

The projected benefit obligation, accumulated benefit obligation and fair value of plan assets were as follows:

(in thousands)	Year Ended December 31,
	2005	2006
Projected benefit obligation	$41,807	$51,792
Accumulated benefit obligation	$38,543	$47,116
Fair value of plan assets	$29,308	$40,944

Weighted average assumptions used to determine benefit obligations at end of plan year were as follows:

	2005	2006
Discount rate	5.0%	5.0%
Rate of compensation increase	4.5%	4.5%

Plan Assets

The Company’s pension plan weighted-average allocations by asset category are as follows:

	November 30,
	2005	2006
Asset Category
Equity securities	82.0%	82.8%
Debt securities	17.0%	16.7%
Cash and net current assets	1.0%	0.5%

Total	100.0%	100.0%

An independent third party manages the plan assets and tracks the return on a benchmark portfolio matching the above strategic asset allocation. Based on advice from the Company’s financial advisors, the trustees have determined the above mix of asset types in order to meet the investment objectives of the pension plan.

The Company expects to contribute $2.5 million to fund its pension plan during 2007. The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

(in thousands)

Expected benefit payments for fiscal year ending:

2007	$617
2008	644
2009	674
2010	703
2011	734
Next 5 years	4,190

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2004, 2005 AND 2006

13.	Commitments and Contingencies:

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

The Company is self-insured for health insurance for the majority of its employees located within the United States, but maintains stop-loss insurance on a “claims made” basis for expenses in excess of $0.25 million per member per year. As of December 31, 2005 and 2006, the Company maintained a reserve of approximately $5.0 million and $7.4 million, respectively, included in other accrued expenses on the consolidated balance sheets, to cover open claims and estimated claims incurred but not reported.

In September 2005, the Company became a limited partner in Bay City Capital Fund IV, L. P., a venture capital fund. The Company has committed to invest up to a maximum of $10.0 million in this fund. Aggregate capital calls through December 31, 2006 totaled $3.2 million. Because no capital call can exceed 20% of the Company’s aggregate capital commitment, the Company anticipates its remaining capital commitment of $6.8 million will be made through a series of future capital calls over the next several years. The Company’s capital commitment will expire in June 2009. For further details, see Note 6.

In November 2003, the Company became a limited partner in A. M. Pappas Life Science Ventures III, L.P., a venture capital fund. The Company has committed to invest up to a maximum of $4.8 million in this fund. Aggregate capital calls through December 31, 2006 totaled $1.2 million. Because no capital call can exceed 10% of the Company’s aggregate capital commitment, the Company anticipates its remaining capital commitment of $3.6 million will be made through a series of future capital calls over the next several years. The Company’s capital commitment will expire in May 2009. For further details, see Note 6.

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

The Company’s collaboration with ALZA Corporation, a subsidiary of Johnson & Johnson, for dapoxetine requires the Company to pay a royalty to Eli Lilly & Company of 5% on annual net sales of the compound in excess of $800 million. ALZA received a “not approvable” letter from the FDA in October 2005, but has continued the global development program and has indicated that it may file for approval in Europe as early as late 2007. As a result of the risks associated with drug development, including obtaining regulatory approval to sell in any country, the receipt of any further milestone payments, royalties or other payments is uncertain.

Under most of the agreements for Development services, the Company agrees to indemnify and defend the sponsor against third-party claims based on the Company’s negligence or willful misconduct. Any successful claims could have a material adverse effect on the Company’s financial condition, results of operations and future prospects.

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2004, 2005 AND 2006

13.	Commitments and Contingencies (continued):

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

14.	Related Party Transactions:

The Company leases its Highland Heights, Kentucky, building under an operating lease with a former employee and less than one percent shareholder of the Company. Rent paid to this shareholder for the years ended December 31, 2004, 2005 and 2006 totaled $0.7 million, $0.8 million and $0.8 million, respectively. This lease was renewed on January 1, 2005 and will expire on December 31, 2014. Future rent under this lease is included in the future minimum payments for all lease obligations included in Note 8.

The Company provided services to three companies in which three members of the Company’s Board of Directors hold board positions. The Company provided services to these three companies in 2004, 2005 and 2006. Revenue received from these three companies for the years ended December 31, 2004, 2005 and 2006 were $6.9 million, $4.4 million and $5.9 million, respectively. As of December 31, 2005 and 2006, these three companies owed the Company $0.7 million and $1.1 million, respectively, for services rendered by the Company.

15.	Fair Value of Financial Instruments:

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

Accounts Receivable, Accounts Payable and Accrued Liabilities

The carrying amount approximates fair value because of the short maturity of these items.

Long-Term Debt

The Company believes the carrying value approximates the fair value on December 31, 2005 and 2006.

Investments

The Company’s investments in BioDelivery Sciences International and Accentia Biopharmaceuticals are recorded at $2.4 million and $14.9 million at December 31, 2006, respectively. BioDelivery Sciences International and Accentia Biopharmaceuticals are publicly traded companies. The Company records a gain or loss related to these investments at the end of each quarter based on the closing price of these investments at the end of each period. The Company records unrealized gains or losses in accumulated other comprehensive income until they are realized or an other-than temporary decline has occurred. For further information on investments, see Note 6.

The Company’s remaining investments, for which no public market exists, are accounted for using the cost method of accounting as the Company does not exert significant influence on the operations of these companies. The Company monitors these investments for other-than-temporary declines in value. The Company believes the carrying value approximates fair value as of December 31, 2005 and 2006. Of these investments, the Company recorded an impairment to one of its cost basis investments as of December 31, 2005. For further details, see Note 6.

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2004, 2005 AND 2006

15.	Fair Value of Financial Instruments (continued):

Derivative Instruments

The Company’s derivative financial instruments are recorded at a fair value. As of December 31, 2005 and 2006, the Company’s derivative portfolio had an unfavorable position of $0.8 million and $0, respectively, recorded as a component of other accrued expenses.

Letters of Credit

From time to time, the Company causes letters of credit to be issued to provide credit support for guarantees, contractual commitments and insurance policies. The fair values of the letters of credit reflect the amount of the underlying obligation and are subject to fees competitively determined in the marketplace. As of December 31, 2006, the Company had four letters of credit outstanding for a total of $1.3 million.

16.	Business Segment Data:

The Company has two reportable segments: Development and Discovery Sciences. In the Development segment, the Company provides a broad range of development services, which include preclinical programs and Phase I to IV clinical development services as well as bioanalytical product testing and clinical laboratory services. In addition, for marketed drugs, biologics and devices, the Company offers support such as product launch services, medical information, patient compliance programs, patient and disease registry programs, product safety and pharmacovigilance, Phase IV monitored studies and prescription-to-over-the-counter programs. The Discovery Sciences segment provides services that include preclinical evaluations of anticancer and diabetes therapies, biomarker discovery and patient sample analyses, and compound development and commercialization collaborations.

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

Revenues by principal business segment are separately stated in the consolidated financial statements. Income (loss) from operations, depreciation and amortization, identifiable assets and capital expenditures by principal business segment were as follows:

(in thousands)	Year Ended December 31,
	2004	2005	2006
Income (loss) from operations:
Development	$150,244	$170,966	$210,581
Discovery Sciences	(13,485)	5,730	9,396

Total	$136,759	$176,696	$219,977

Depreciation and amortization:
Development	$28,276	$35,992	$44,194
Discovery Sciences	1,578	4,258	3,544

Total	$29,854	$40,250	$47,738

Identifiable assets:
Development	$887,486	$1,061,038	$1,394,850
Discovery Sciences	96,195	98,562	86,715

Total	$983,681	$1,159,600	$1,481,565

Capital expenditures:
Development	$48,315	$109,185	$147,530
Discovery Sciences	268	711	516

Total	$48,583	$109,896	$148,046

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2004, 2005 AND 2006

17.	Operations by Geographic Area:

Geographic information for net revenue and income from operations by country is determined by the location where the services are provided for the client. Geographic information for identifiable assets by country is determined by the physical location of the assets.

The following table presents information about the Company’s operations by geographic area:

(in thousands)	Year Ended December 31,
	2004	2005	2006
Net revenue:
United States	$609,248	$734,492	$845,141
United Kingdom	64,396	97,012	113,880
Other (a)	167,612	205,586	288,661

Total	$841,256	$1,037,090	$1,247,682

Income from operations:
United States	$96,091	$113,518	$142,960
United Kingdom	9,190	15,023	15,748
Other (a)	31,478	48,155	61,269

Total	$136,759	$176,696	$219,977

Identifiable assets:
United States	$761,613	$966,482	$1,206,406
United Kingdom	124,311	100,767	146,666
Other (a)	97,757	92,351	128,493

Total	$983,681	$1,159,600	$1,481,565

(a)	Principally consists of operations in 40 countries, 16 of which are located in Europe, none of which comprises more than 10% of net revenue, income from operations or identifiable assets.

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2004, 2005 AND 2006

18.	Quarterly Financial Data (unaudited):

(in thousands, except per share data)

2005	First	Second	Third	Fourth	Total
Net revenue	$244,054	$245,142	$273,280	$274,614	$1,037,090
Income from operations	43,714	29,108	56,695	47,179	176,696
Net income	32,881	20,799	35,760	30,457	119,897
Net income per common share:
Basic	$0.29	$0.18	$0.31	$0.26	$1.05
Diluted	$0.29	$0.18	$0.31	$0.26	$1.03

2006
Net revenue	$299,369	$308,953	$313,148	$326,212	$1,247,682
Income from operations	60,928	49,029	51,999	58,021	219,977
Net income	41,846	36,414	36,813	41,579	156,652
Net income per common share:
Basic	$0.36	$0.31	$0.31	$0.35	$1.34
Diluted	$0.35	$0.31	$0.31	$0.35	$1.32

19.	Subsequent Event:

On February 23, 2007, the Company exercised an option to license a statin compound from Ranbaxy Laboratories Ltd. (“Ranbaxy”) which the Company intends to develop as a treatment for dyslipidemia. The option was exercised pursuant to an agreement entered into effective as of December 15, 2006. Upon exercise to the option the Company paid a one-time license fee of $250,000. Under the agreement, the Company has an exclusive license to make, use, sell, import and sublicense the compound and any licensed product anywhere in the world for any human use. Ranbaxy retained a non-exclusive right to co-market licensed products in India and generic equivalents in any country in the world in which a third party has sold the generic equivalent of a licensed product. The Company is solely responsible, and will bear all costs and expenses, for the development, manufacture, marketing and commercialization of the compound and licensed products. In addition to the one-time license fee, the Company is obligated to pay Ranbaxy milestone payments upon the occurrence of specified clinical development events. If a licensed product is approved for sale, the Company must also pay Ranbaxy royalties based on sales of such product and commercial milestone payments based on the achievement of specified worldwide sales targets. If all criteria are met, the total amount of potential clinical and sales-based milestones over the development and commercialization period would be $44 million.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC.

Date: February 26, 2007	By:	/s/ Fredric N. Eshelman, Pharm.D.
	Name:	Fredric N. Eshelman, Pharm.D.
	Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Fredric N. Eshelman, Pharm.D. Fredric N. Eshelman, Pharm.D.	Chief Executive Officer and Director (Principal Executive Officer)	February 26, 2007

/s/ Linda Baddour Linda Baddour	Chief Financial Officer (Principal Financial and Accounting Officer)	February 26, 2007

/s/ Stuart Bondurant, M.D. Stuart Bondurant, M.D.	Director	February 26, 2007

/s/ Marye Anne Fox, Ph.D. Marye Anne Fox, Ph.D.	Director	February 26, 2007

/s/ Frederick Frank Frederick Frank	Director	February 26, 2007

/s/ David L. Grange David L. Grange	Director	February 26, 2007

/s/ Catherine M. Klema Catherine M. Klema	Director	February 26, 2007

/s/ Terry Magnuson, Ph.D. Terry Magnuson, Ph.D.	Director	February 26, 2007

/s/ Ernest Mario, Ph.D. Ernest Mario, Ph.D.	Director	February 26, 2007

/s/ John A. McNeill, Jr. John A. McNeill, Jr.	Director	February 26, 2007

S-1