Form 10-Q
period 2007-03-31
PHARMACEUTICAL PRODUCT DEVELOPMENT INC
filed 2007-05-02
CIK 1003124

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2007.

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

929 North Front Street

Wilmington, North Carolina

(Address of principal executive offices)

28401

(Zip Code)

Registrant’s telephone number, including area code: (910) 251-0081

3151 South Seventeenth Street

Wilmington, North Carolina 28412

(Former address)

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 118,157,729 shares of common stock, par value $0.05 per share, as of April 30, 2007.

Part I. FINANCIAL INFORMATION

Item 1.	Financial Statements

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except per share data)

	Three Months Ended March 31,
	2006	2007
Net Revenue:
Development	$257,749	$300,156
Discovery Sciences	18,949	4,383
Reimbursed out-of-pockets	22,671	27,713

Total net revenue	299,369	332,252

Direct Costs:
Development	128,417	151,915
Discovery Sciences	2,408	2,358
Reimbursable out-of-pocket expenses	22,671	27,713

Total direct costs	153,496	181,986

Research and development expenses	681	1,905
Selling, general and administrative expenses	72,968	75,738
Depreciation	11,023	12,508
Amortization	273	78

Total operating expenses	238,441	272,215

Income from operations	60,928	60,037

Interest income, net	3,110	4,636
Other expense, net	(151)	(77)

Income before provision for income taxes	63,887	64,596
Provision for income taxes	22,041	22,609

Net income	$41,846	$41,987

Net income per common share:
Basic	$0.36	$0.36

Diluted	$0.35	$0.35

Dividends declared per common share	$0.025	$0.03

Weighted average number of common shares outstanding:
Basic	116,233	117,875
Dilutive effect of stock options and restricted stock	1,740	1,454

Diluted	117,973	119,329

The accompanying notes are an integral part of these consolidated condensed financial statements.

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

(in thousands)

	December 31, 2006	March 31, 2007
		(unaudited)
Assets
Current assets:
Cash and cash equivalents	$179,795	$176,487
Short-term investments	255,876	276,803
Accounts receivable and unbilled services, net	408,917	423,251
Income tax receivable	510	365
Investigator advances	13,490	14,044
Prepaid expenses and other current assets	36,495	34,834
Deferred tax assets	13,119	22,448

Total current assets	908,202	948,232

Property and equipment, net	323,539	337,851
Goodwill	212,382	212,773
Investments	22,478	23,475
Intangible assets	2,014	1,935
Long-term deferred tax assets	11,368	16,618
Other assets	1,582	1,981

Total assets	$1,481,565	$1,542,865

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$15,235	$19,494
Payables to investigators	43,717	44,573
Accrued income taxes	16,560	19,930
Other accrued expenses	149,027	128,005
Deferred tax liabilities	86	84
Unearned income	195,707	208,184
Current maturities of long-term debt and capital lease obligations	75,159	55,558

Total current liabilities	495,491	475,828

Accrued additional pension liability	10,768	11,116
Deferred tax liabilities	4,247	4,549
Deferred rent and other	18,159	48,285

Total liabilities	528,665	539,778

Shareholders’ equity:
Common stock	5,881	5,905
Paid-in capital	449,173	465,062
Retained earnings	490,764	523,655
Accumulated other comprehensive income	7,082	8,465

Total shareholders’ equity	952,900	1,003,087

Total liabilities and shareholders’ equity	$1,481,565	$1,542,865

The accompanying notes are an integral part of these consolidated condensed financial statements.

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Three Months Ended March 31,
	2006	2007
Cash flows from operating activities:
Net income	$41,846	$41,987
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,296	12,586
Stock compensation expense	4,531	5,276
Loss (gain) on disposal of assets, net	1,002	(109)
Gain on investments	—	(46)
Provision for doubtful accounts	10	(10)
Benefit for deferred income taxes	(180)	(106)
Change in operating assets and liabilities, net of acquisitions	(30,050)	1,413

Net cash provided by operating activities	28,455	60,991

Cash flows from investing activities:
Purchases of property and equipment	(27,900)	(32,684)
Proceeds from sale of property and equipment	9	1,466
Purchases of available-for-sale investments	(220,465)	(77,174)
Maturities and sales of available-for-sale investments	161,325	56,289
Purchases of investments	—	(571)
Proceeds from investments	—	417

Net cash used in investing activities	(87,031)	(52,257)

Cash flows from financing activities:
Principal repayments of long-term debt	(92)	—
Proceeds from construction loan	7,042	—
Repayment of construction loan	—	(19,410)
Proceeds from revolving credit facility	—	24,986
Repayment of revolving credit facility	—	(24,986)
Repayment of capital leases obligations	(466)	(190)
Proceeds from exercise of stock options and employee stock purchase plan	9,198	9,641
Income tax benefit from exercise of stock options and disqualifying dispositions of stock	1,640	1,036
Cash dividends paid	(2,911)	(3,541)

Net cash provided by (used in) financing activities	14,411	(12,464)

Effect of exchange rate changes on cash and cash equivalents	506	422

Net decrease in cash and cash equivalents	(43,659)	(3,308)
Cash and cash equivalents, beginning of the period	182,000	179,795

Cash and cash equivalents, end of the period	$138,341	$176,487

The accompanying notes are an integral part of these consolidated condensed financial statements.

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

1.	SIGNIFICANT ACCOUNTING POLICIES

The significant accounting policies followed by Pharmaceutical Product Development, Inc. and its subsidiaries (collectively the “Company”) for interim financial reporting are consistent with the accounting policies followed for annual financial reporting. The Company prepared these unaudited consolidated condensed financial statements in accordance with Rule 10-01 of Regulation S-X and, in management’s opinion, has included all adjustments of a normal recurring nature necessary for a fair presentation. The accompanying consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. The results of operations for the three-month period ended March 31, 2007 are not necessarily indicative of the results to be expected for the full year or any other period. The amounts in the December 31, 2006 consolidated condensed balance sheet are derived from the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

Principles of consolidation

The accompanying unaudited consolidated condensed financial statements include the accounts and results of operations of the Company. All intercompany balances and transactions have been eliminated in consolidation.

Recent accounting pronouncements

In June 2006, the Emerging Issues Task Force, or EITF, reached a consensus on EITF Issue 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation)”, which addresses the income statement disclosure of taxes assessed by a governmental authority that are directly imposed on a revenue-producing transaction between a seller and a customer. Taxes within the scope of EITF 06-3 include sales taxes, use taxes, value-added taxes, and some types of excise taxes. For any such taxes that are reported on a gross basis, a company should disclose the amounts of those taxes in interim and annual financial statements for each period for which an income statement is presented if those amounts are significant. EITF 06-3 is effective for interim and annual reporting periods beginning after December 15, 2006. The Company already accounted for taxes on a net basis, therefore, the adoption of EITF 06-3 did not have a material impact on the Company’s financial statements.

In July 2006, the Financial Accounting Standards Board, or FASB, issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109”, or FIN 48, which establishes a single model to address accounting for uncertainty in tax positions. FIN 48 prescribes a recognition threshold that a tax position is required to meet before being recognized in the financial statements and provides guidance on de-recognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition issues. FIN 48 is effective for fiscal years beginning after December 15, 2006, so the Company adopted FIN 48 as of January 1, 2007. The cumulative impact of applying the provisions of FIN 48 is an adjustment to the opening balance of retained earnings. See Note 8 for further details.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements”, or SFAS No. 157, which defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. In addition, the statement establishes a framework for measuring fair value and expands disclosure about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those years. The Company is currently evaluating the impact of the adoption of SFAS No. 157 on its financial statements.

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

1.	SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent accounting pronouncements (continued)

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R)”, or SFAS No. 158. This standard requires employers to recognize the underfunded or overfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in the funded status in the year in which the changes occur through accumulated other comprehensive income. Additionally, SFAS No. 158 requires employers to measure the funded status of a plan as of the date of its year-end statement of financial position. The recognition of an asset and liability related to the funded status of a plan and the new disclosure provisions of SFAS No. 158 are effective for fiscal years ending after December 15, 2006. The Company currently uses a measurement date of November 30 and will be required to change the measurement date to December 31 for the year ended December 31, 2008. The Company adopted the recognition and disclosure provisions of SFAS No. 158 as of December 31, 2006.

In September 2006, the SEC staff issued Staff Accounting Bulletin 108 “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements”, or SAB 108, which requires that companies utilize a “dual-approach” when quantifying and evaluating the materiality of financial misstatements. This dual approach includes both an income statement focused assessment and a balance sheet focused assessment. The guidance in SAB 108 was required to be applied to annual financial statements for fiscal years ending after November 15, 2006. The adoption of this statement did not have an impact on the Company’s financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115”, or SFAS No. 159. This standard permits, but does not require, all entities to choose to measure eligible items at fair value at specified election dates. An entity would report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. The Company is currently evaluating and has not determined the impact of the adoption of SFAS No. 159 on its financial statements.

Earnings per share

The Company computes basic income per share information based on the weighted average number of common shares outstanding during the period. The Company computes diluted income per share information based on the weighted average number of common shares outstanding during the period plus the effects of any dilutive common stock equivalents. The Company excluded 1,363,600 shares and 2,561,300 shares from the calculation of earnings per diluted share during the three months ended March 31, 2006 and 2007, respectively, because they were antidilutive.

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

1.	SIGNIFICANT ACCOUNTING POLICIES (continued)

Stock-Based Compensation

The Company accounts for its share-based compensation plans using the provisions of SFAS No. 123 (revised), “Share-Based Payment”. Accordingly, the Company measures stock-based compensation cost at grant date, based on the fair value of the award, and recognizes it as expense over the employee’s requisite service period.

During the three months ended March 31, 2007, the Company granted approximately 1,107,000 options with a weighted-average exercise price of $33.58. This amount includes approximately 1,075,000 shares granted in the Company’s annual grant on February 21, 2007. All options were granted with an exercise price equal to the fair value of the Company’s common stock on the grant date. The fair value of the Company’s common stock on the grant date is equal to the Nasdaq closing price of the Company’s stock on the date of grant, except for shares granted under the U.K. Subplan where the fair value of the Company’s common stock on the grant date is equal to the average of the high and low price of the Company’s common stock on the date of grant as reported by Nasdaq. The weighted-average grant date fair value per share and the aggregate fair value of options granted during the three months ended March 31, 2007 was $10.77 and $11.9 million, respectively. As of March 31, 2007, the Company had 7.2 million options outstanding.

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

2.	ACCOUNTS RECEIVABLE AND UNBILLED SERVICES

Accounts receivable and unbilled services consisted of the following amounts on the dates set forth below:

(in thousands)	December 31, 2006	March 31, 2007
Billed	$273,941	$253,477
Unbilled	141,423	176,214
Provision for doubtful accounts	(6,447)	(6,440)

Total accounts receivable and unbilled services, net	$408,917	$423,251

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

3.	PROPERTY AND EQUIPMENT

Property and equipment, stated at cost, consisted of the following amounts on the dates set forth below:

(in thousands)	December 31, 2006	March 31, 2007
Land	$6,987	$7,006
Buildings and leasehold improvements	87,106	184,839
Construction in progress	114,810	23,351
Furniture and equipment	170,230	185,776
Computer equipment and software	143,313	147,759

Total property and equipment	522,446	548,731

Less accumulated depreciation and amortization	(198,907)	(210,880)

Total property and equipment, net	$323,539	$337,851

Capitalized costs for the new corporate headquarters facility in Wilmington, North Carolina, included in construction in progress as of December 31, 2006 and March 31, 2007, were $104.5 million and $13.1 million, respectively. During the three months ended March 31, 2007, the Company capitalized $107.5 million as it started to utilize portions of the corporate headquarters building and related parking facility. During the three months ended March 31, 2006 and 2007, the Company capitalized interest of approximately $0.3 million and $1.2 million, respectively, relating to the construction of the facility.

The Company owned a building in Kersewell, Scotland, with a net book value of $1.3 million as of December 31, 2006. The Company classified this building as available for sale and included it in prepaid expenses and other current assets on the consolidated condensed balance sheet as of December 31, 2006. This building housed employees performing work in the Development segment of the Company. In January 2007, the Company sold this building for approximately $1.4 million, resulting in a gain of $0.1 million included in selling, general and administrative expenses on the Company’s consolidated condensed statements of operations.

Property and equipment under capital leases, stated at cost, consisted of the following amounts on the dates set forth below:

(in thousands)	December 31, 2006	March 31, 2007
Leasehold improvements	$824	$824
Computer equipment and software	656	656
Furniture and equipment	1,976	1,976

Total property and equipment under capital leases	3,456	3,456

Less accumulated depreciation and amortization	(2,139)	(2,605)

Total property and equipment under capital leases, net	$1,317	$851

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

4.	GOODWILL AND INTANGIBLE ASSETS

Changes in the carrying amount of goodwill for the twelve months ended December 31, 2006 and the three months ended March 31, 2007, by operating segment, were as follows:

(in thousands)	Development	Discovery Sciences	Total
Balance as of January 1, 2006	$155,267	$53,616	$208,883
Translation adjustments	3,499	—	3,499

Balance as of December 31, 2006	158,766	53,616	212,382
Translation adjustments	391	—	391

Balance as of March 31, 2007	$159,157	$53,616	$212,773

Information regarding the Company’s other intangible assets follows:

(in thousands)	December 31, 2006			March 31, 2007
	Carrying Amount	Accumulated Amortization	Net	Carrying Amount	Accumulated Amortization	Net
Backlog and customer relationships	$543	$447	$96	$543	$464	$79
License and royalty agreements	4,500	2,582	1,918	4,500	2,644	1,856

Total	$5,043	$3,029	$2,014	$5,043	$3,108	$1,935

The Company amortizes all intangible assets on a straight-line basis, based on estimated useful lives of three to five years for backlog and customer relationships and ten years for license and royalty agreements. The weighted average amortization period is 5.0 years for backlog and customer relationships, 10.0 years for license and royalty agreements and 9.5 years for all intangibles collectively.

Amortization expense for the three months ended March 31, 2006 and 2007 was $0.3 million and $0.1 million, respectively. As of March 31, 2007, estimated amortization expense for each of the next five years was as follows:

(in thousands)
2007 (remaining 9 months)	$234
2008	283
2009	250
2010	250
2011	250
2012	250

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

5.	SHORT-TERM INVESTMENTS AND INVESTMENTS

Short-term investments, which are composed of available-for-sale securities, and investments consisted of the following amounts on the dates set forth below:

(in thousands)	December 31, 2006	March 31, 2007
Short-term investments:
Auction Rate Securities	$133,700	$141,650
Other municipal debt securities	114,524	125,036
Other debt securities	4,165	6,092
Preferred stock	3,487	4,025

Total short-term investments	$255,876	$276,803

Investments:

Cost-basis investments:
Bay City Capital Fund IV, L.P.	$3,200	$4,311
A.M. Pappas Life Science Ventures III, L.P.	1,188	816
Other investments	750	750

Total cost-basis investments	5,138	5,877

Marketable equity securities:
BioDelivery Sciences International, Inc.	2,394	4,147
Accentia Biopharmaceuticals, Inc.	14,946	13,451

Total marketable equity securities	17,340	17,598

Total investments	$22,478	$23,475

Short-term investments

As of December 31, 2006, the Company had short-term investments in Auction Rate Securities, or ARS, various other debt securities and preferred stock. The Company accounts for its investment in marketable securities in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”. The Company’s short-term investments are classified as available-for-sale securities due to management’s intent regarding these securities. The Company determines realized and unrealized gains and losses on short-term investments on a specific identification basis. As of December 31, 2006, the Company had unrealized gains of $0.2 million and unrealized losses of $0.3 million associated with its investments in other municipal debt securities.

As of March 31, 2007, the Company had short-term investments in ARS, various other debt securities and preferred stock. As of March 31, 2007, the Company had unrealized gains of $0.3 million and unrealized losses of $0.3 million associated with its investments in other municipal debt securities. There were no gross realized gains or losses on any of the Company’s short-term securities in the three months ended March 31, 2006 and 2007.

The estimated fair value of short-term investment securities at March 31, 2007, by contractual maturity, were as follows:

(in thousands)
Due in 1 year or less	$53,544
Due in 1-5 years	59,828
Due in 5-10 years	7,770
Due after 10 years	155,661

$276,803

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

5.	SHORT-TERM INVESTMENTS AND INVESTMENTS (continued)

Investments

The Company has equity investments in publicly traded entities. The Company classifies investments in marketable equity securities as available-for-sale securities and measures them at market value. The Company determines realized and unrealized gains and losses on equity investments in publicly traded entities on a specific identification basis. The Company records net unrealized gains or losses associated with investments in publicly traded entities as a component of shareholders’ equity until they are realized or an other-than-temporary decline has occurred. The market value of the Company’s equity investments in publicly traded entities is based on the closing price as quoted by the applicable stock exchange or market on the last day of the reporting period. The Company’s equity investments in publicly traded companies are classified as long-term assets due to the Company’s ability to hold its investments long-term, the strategic nature of the investment and the lack of liquidity in the public markets for these securities. As of December 31, 2006 and March 31, 2007, gross unrealized gains on investments in marketable securities were $0.7 million and $2.2 million, respectively. As of December 31, 2006 and March 31, 2007, gross unrealized losses on investments in marketable securities were $0 and $1.2 million, respectively.

The unrealized loss of $1.2 million as of March 31, 2007 related to the Company’s investment in 4.3 million shares of Accentia Biopharmaceuticals, Inc. common stock. The Company’s ownership of common stock of Accentia represented an ownership interest of approximately 12.7% in Accentia’s outstanding common stock as of March 31, 2007. The security has been in a loss position for less than one month. Based upon review of Accentia’s financial position and the Company’s ability and intent to hold its investment for a reasonable period of time sufficient for a forecasted recovery of fair value, the Company did not consider this to be an other-than temporary impairment at March 31, 2007.

The Company also has investments in privately held entities in the form of equity and convertible debt instruments that are not publicly traded and for which fair values are not readily determinable. The Company records all of its investments in private entities under the cost method of accounting. The Company determines realized and unrealized gains and losses on a specific identification basis. The Company assesses the net realizable value of these entities on a quarterly basis to determine if there has been a decline in the fair value of these entities, and if so, if the decline is other-than-temporary. This quarterly review includes an evaluation of the entity, including, among other things, the market condition of its overall industry, historical and projected financial performance, expected cash needs and recent funding events. This impairment analysis requires significant judgment.

In September 2005, the Company became a limited partner in Bay City Capital Fund IV, L.P., a venture capital fund established in July 2004 for the purpose of investing in life sciences companies. The Company has committed to invest up to a maximum of $10.0 million in this fund. Aggregate capital calls through March 31, 2007 totaled $4.3 million, of which $0.5 million was accrued as of March 31, 2007 and paid in April 2007. Because no capital call can exceed 20% of the Company’s aggregate capital commitment, the Company anticipates its remaining capital commitment of $5.7 million will be made through a series of future capital calls over the next two years. The Company owned approximately 2.9% of the Bay City Fund IV as of March 31, 2007. The Company’s capital commitment will expire in June 2009.

In November 2003, the Company became a limited partner in A. M. Pappas Life Science Ventures III, L.P., a venture capital fund established for the purpose of making investments in equity securities of privately held companies in the life sciences, healthcare and technology industries. The Company has committed to invest up to a maximum of $4.8 million in this fund. Aggregate capital calls through March 31, 2007 were $1.2 million. In January 2007, the Pappas Fund made a cash distribution to its owners of which the Company’s portion was approximately $0.4 million. Because no capital call can exceed 10% of the Company’s aggregate capital commitment, the Company anticipates that its remaining capital commitment of $3.6 million will be made through a series of future capital calls over the next two years. The Company owned approximately 4.7% of the Pappas Fund as of March 31, 2007. The Company’s capital commitment will expire in May 2009.

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

6.	COMPREHENSIVE INCOME

Comprehensive income consisted of the following amounts on the dates set forth below:

(in thousands)	Three Months Ended March 31,
	2006	2007
Net income, as reported	$41,846	$41,987
Other comprehensive income:
Cumulative translation adjustment	1,322	1,175
Change in fair value of hedging transaction, net of taxes of $99 and $0, respectively	231	—
Reclassification adjustment for hedging results included in direct costs, net of taxes of $32 and $0, respectively	73	—
Unrealized gain on investments, net of taxes of $2,393 and $92	4,074	208

Total other comprehensive income	5,700	1,383

Comprehensive income	$47,546	$43,370

Accumulated other comprehensive income consisted of the following amounts on the dates set forth below:

(in thousands)	December 31, 2006	March 31, 2007
Translation adjustment	$14,487	$15,662
Pension liability, net of tax of ($3,326)	(7,762)	(7,762)
Unrealized gain on investments, net of taxes of $244 and $335, respectively	357	565

Total	$7,082	$8,465

7.	LONG-TERM DEBT

Long-term debt consisted of the following amounts on the dates set forth below:

(in thousands)	December 31, 2006	March 31, 2007
Construction loan facility, effective rate of 5.92%	$74,833	$55,423
Capital leases at interest rates up to 9.57%	326	135

	75,159	55,558
Less: current maturities	(75,159)	(55,558)

	$—	$—

In February 2006, the Company entered into an $80.0 million construction loan facility with Bank of America, N.A. Borrowings under this credit facility are available to finance the construction of the Company’s new corporate headquarters building and related parking facility in Wilmington, North Carolina, and bear interest at an annual fluctuating rate equal to the one-month London Interbank Offered Rate, or LIBOR, plus a margin of 0.6%. Interest on amounts borrowed under this construction loan facility is payable quarterly. The credit facility will mature in February 2008, at which time the entire principal balance and all accrued and unpaid interest will be due. During the three months ended March 31, 2007, the Company repaid $19.4 million in borrowings on its construction loan facility. In April 2007, the Company repaid an additional $42.5 million in borrowings on this facility.

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

7.	LONG-TERM DEBT (continued)

In July 2006, the Company renewed its $50.0 million revolving line of credit facility with Bank of America, N.A. Indebtedness under the facility is unsecured and subject to traditional covenants relating to financial ratios and restrictions on certain types of transactions. This revolving credit facility does not expressly restrict or limit the payment of dividends. The Company was in compliance with all loan covenants as of March 31, 2007. Outstanding borrowings under the facility bear interest at an annual fluctuating rate equal to the one-month LIBOR plus a margin of 0.6%. Borrowings under this credit facility are available to provide working capital and for general corporate purposes. This credit facility is currently scheduled to expire in June 2007, at which time any outstanding balance will be due. As of March 31, 2007, no borrowings were outstanding under this credit facility, although the aggregate amount available for borrowing had been reduced by $1.2 million due to outstanding letters of credit issued under this facility.

8.	INCOME TAXES

The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109”, or FIN 48, on January 1, 2007. As of December 31, 2006, the Company had recorded a contingent tax liability of $9.1 million. As a result of the implementation of FIN 48, the Company reclassified $8.2 million of this liability to non-current liabilities and recognized an increase in this non-current liability of $21.0 million. This increase was accounted for as a $5.6 million decrease in retained earnings and a $15.4 million increase in deferred tax assets as of January 1, 2007. The non-current liabilities are included in deferred rent and other on the Company’s consolidated condensed balance sheet.

The Company had gross unrecognized tax benefits of approximately $30.1 million as of January 1, 2007. Of this total, $14.8 million, net of the federal benefit on state issues, is the amount that, if recognized, would result in a reduction of the Company’s effective tax rate. The Company does not anticipate that total unrecognized tax benefits or the Company’s effective tax rate will significantly change due to the settlement of audits and the expiration of statute of limitations within the next 12 months.

The Company’s policy for recording interest and penalties associated with tax audits is to record such items as a component of provision for income taxes. In conjunction with the adoption of FIN 48, the Company recognized approximately $4.0 million for the payment of interest and penalties at January 1, 2007. To the extent interest and penalties are not assessed with respect to uncertain tax positions, amounts accrued will be reduced and reflected as a reduction of the overall income tax provision.

The Company has analyzed filing positions in all of the significant federal, state and foreign jurisdictions where it is required to file income tax returns, as well as open tax years in these jurisdictions. The only periods subject to examination by the major tax jurisdictions where the Company does business are the 2003 through 2006 tax years. Various foreign income tax returns are under examination by taxing authorities. The Company does not believe that the outcome of any examination will have a material impact on its financial statements.

9.	PENSION PLAN

The Company determines pension costs under the provisions of SFAS No. 87, “Employers’ Accounting for Pensions” and related disclosures are determined under the provisions of SFAS No. 132 (revised 2003), “Employers’ Disclosures about Pensions and other Postretirement Benefits” as modified by SFAS No. 158.

The Company has a separate contributory defined benefit plan for its qualifying United Kingdom employees employed by the Company’s U.K. subsidiaries. This pension plan was closed to new participants as of December 31, 2002. The benefits for the U.K. Plan are based primarily on years of service and average pay at retirement. Plan assets consist principally of investments managed in a mixed fund.

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

9.	PENSION PLAN (continued)

Pension costs for the U.K. Plan included the following components:

(in thousands)	Three Months Ended March 31,
	2006	2007
Service cost	$424	$417
Interest cost	529	643
Expected return on plan assets	(485)	(669)
Amortization of net loss	174	135

Net periodic pension cost	$642	$526

For the three months ended March 31, 2007, the Company made contributions of $0.2 million, and it anticipates contributing an additional $2.2 million to fund this plan during the remainder of 2007.

10.	COMMITMENTS AND CONTINGENCIES

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

The Company is self-insured for health insurance for the majority of its employees located within the United States, but maintains stop-loss insurance on a “claims made” basis for expenses in excess of $0.28 million per member per year. As of December 31, 2006 and March 31, 2007, the Company maintained a reserve of approximately $7.4 million and $5.1 million, respectively, included in other accrued expenses on the consolidated condensed balance sheets, to cover open claims and estimated claims incurred but not reported.

The Company has commitments to invest an aggregate additional $9.3 million in two venture capital funds. For further details, see Note 5.

The Company has been involved in compound development and commercialization collaborations since 1997. The Company developed a risk-sharing research and development model to help pharmaceutical and biotechnology clients develop compounds. Through collaboration arrangements based on this model, the Company assists its clients by sharing the risks and potential rewards associated with the development and commercialization of drugs at various stages of development. As of March 31, 2007, the Company had four such arrangements that involve the potential future receipt of one or more of the following: payments upon the achievement of development and regulatory milestones; royalty payments if the compound is approved for sale; sales-based milestone payments; and a share of net sales up to a specified dollar limit. The compounds that are the subject of these collaborations are still in development and have not been approved for sale in any country.

The Company’s collaboration with ALZA Corporation, a subsidiary of Johnson & Johnson, for dapoxetine requires the Company to pay a royalty to Eli Lilly & Company of 5% on annual net sales of the compound in excess of $800 million. ALZA received a “not approvable” letter from the FDA in October 2005, but has continued its global development program and has indicated that it might file for approval in Europe as early as late 2007. As a result of the risks associated with drug development, including obtaining regulatory approval to sell in any country, the receipt of any further milestone payments, royalties or other payments with respect to any of the Company’s drug development collaborations is uncertain.

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

10.	COMMITMENTS AND CONTINGENCIES (continued)

In February 2007, the Company exercised an option to license from Ranbaxy Laboratories Ltd. a statin compound that the Company intends to develop as a treatment for dyslipidemia, a metabolic disorder often characterized by high cholesterol levels. The option was exercised pursuant to an agreement entered into effective as of December 15, 2006. Upon exercise of the option, the Company paid a one-time license fee of $0.25 million. Under the agreement, the Company has an exclusive license to make, use, sell, import and sublicense the compound and any licensed product anywhere in the world for any human use. Ranbaxy retained a non-exclusive right to co-market licensed products in India and generic equivalents in any country in the world in which a third party has sold the generic equivalent of a licensed product. The Company is solely responsible, and will bear all costs and expenses, for the development, manufacture, marketing and commercialization of the compound and licensed products. In addition to the one-time license fee, the Company is obligated to pay Ranbaxy milestone payments upon the occurrence of specified clinical development events. If a licensed product is approved for sale, the Company must also pay Ranbaxy royalties based on sales of the product, as well as commercial milestone payments based on the achievement of specified worldwide sales targets. If all criteria are met, the total amount of potential clinical and sales-based milestones would be $44.0 million. The Company filed the investigational new drug application, or IND, for the statin compound in late March 2007.

Under most of the agreements for Development services, the Company agrees to indemnify and defend the sponsor against third-party claims based on the Company’s negligence or willful misconduct. Any successful claims could have a material adverse effect on the Company’s financial condition, results of operations and future prospects.

In the normal course of business, the Company is a party to various claims and legal proceedings, including claims for alleged breaches of contract. In one proceeding against the Company, a former client claimed the Company breached its contract and committed tortious acts in conducting a clinical trial. That former client claimed that it did not owe the Company the remaining amounts due under the contract and sought other damages from the Company’s alleged breach of contract and tortious acts. This matter was settled in April 2007. In addition, in early 2007 the Company was named as a co-defendant in various lawsuits involving claims relating to Sanofi-Aventis’ FDA-approved antibiotic Ketek, for which the Company provided certain clinical trial services with respect to this drug. The Company records a reserve for pending and threatened litigation matters when an adverse outcome is probable and the amount of the potential liability is reasonably estimable. Although the ultimate outcome of these matters is currently not determinable, management of the Company, after consultation with legal counsel, does not believe that the resolution of these matters will have a material effect upon the Company’s financial condition, results of operations or cash flows.

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

11.	BUSINESS SEGMENT DATA

Revenue by principal business segment is separately stated in the consolidated condensed financial statements. Income (loss) from operations and identifiable assets by principal business segment were as follows:

(in thousands)	Three Months Ended March 31,
	2006	2007
Income (loss) from operations:
Development	$48,598	$61,556
Discovery Sciences	12,330	(1,519)

Total	$60,928	$60,037

	December 31, 2006	March 31, 2007
Identifiable assets:
Development	$1,394,850	$1,454,364
Discovery Sciences	86,715	88,501

Total	$1,481,565	$1,542,865

I tem 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis is provided to increase understanding of, and should be read in conjunction with, our consolidated condensed financial statements and accompanying notes. In this discussion, the words “PPD”, “we”, “our” and “us” refer to Pharmaceutical Product Development, Inc., together with its subsidiaries where appropriate.

Forward-looking Statements

This Form 10-Q contains forward-looking statements within the meaning of the federal securities laws. These statements relate to future events or our future financial performance. Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events or performance, expectations, predictions, assumptions and other statements that are not statements of historical facts. In some cases, you can identify forward-looking statements by terminology such as “might”, “will”, “should”, “expect”, “plan”, “anticipate”, “believe”, “estimate”, “predict”, “intend”, “potential” or “continue”, or the negative of these terms, or other comparable terminology. These statements are only predictions. These statements rely on a number of assumptions and estimates that could be inaccurate and that are subject to risks and uncertainties. Actual events or results might differ materially due to a number of factors, including those listed in “Potential Volatility of Quarterly Operating Results and Stock Price” below and in “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2006. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.

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

With offices in 28 countries and more than 9,400 professionals worldwide, we have provided services to 45 of the top 50 pharmaceutical companies in the world as ranked by 2005 healthcare research and development spending. We also work with leading biotechnology and medical device companies and government organizations that sponsor clinical research. We are one of the world’s largest providers of drug development services to pharmaceutical, biotechnology and medical device companies and government organizations based on 2006 annual net revenues generated from contract research organizations.

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

Our integrated drug discovery and development services offer our clients a way to identify and develop drug candidates more quickly and cost-effectively. In addition, with global infrastructure, we are able to accommodate the multinational drug discovery and development needs of our clients. As a result of having core areas of expertise in discovery and development, we provide integrated services across the drug development spectrum. We use our proprietary informatics technology to support these services. For more detailed information on PPD, see our Annual Report on Form 10-K for the year ended December 31, 2006.

Executive Overview

Our revenues are dependent on a relatively small number of industries and clients. As a result, we closely monitor the market for our services. For a discussion of the trends affecting our market, see “Item 1. Business—Trends Affecting the Drug Discovery and Development Industry” in our Annual Report on Form 10-K for the year ended December 31, 2006. Although we cannot predict the demand for CRO services for the remainder of 2007, we continue to believe that the traditional market drivers for our industry are intact. For the remainder of 2007, we plan to focus our efforts on managing our recent growth and delivering timely, high quality services to our clients, which is fundamental to our business and future growth. We also intend to improve our business development efforts by focusing on the core markets for our services.

We believe there are specific opportunities for continued growth in certain areas of our business. Our Global Phase II through IV units had strong operating and financial performance in the first quarter of 2007, and we expect to see continued revenue growth in the remainder of 2007. Our bioanalytical laboratory also achieved strong revenue growth in the first quarter of 2007 and we continue to expand and add new instrumentation in this laboratory.

We review various metrics to evaluate our financial performance, including period-to-period changes in backlog, new authorizations, cancellation rates, revenue, margins and earnings. In the first quarter of 2007, we had new authorizations of $540.1 million, an increase of 15.2% over the first quarter of 2006. The cancellation rate for the first quarter of 2007 was 21.6%, which is higher than the 19.4% cancellation rate for the full year of 2006, but lower than our projected cancellation rate for 2007. Backlog grew to $2,356 million as of March 31, 2007, up 23.8% over March 31, 2006. The average length of our contracts decreased to 32.8 months as of March 31, 2007 from 34.3 months as of March 31, 2006.

Backlog by client type as of March 31, 2007 was 52.0% pharmaceutical, 35.9% biotech and 12.1% government/other as compared to 50.4% pharmaceutical, 33.3% biotech and 16.3% government/other as of March 31, 2006. This change in the composition of our backlog is primarily the result of an increase in authorizations from pharmaceutical and biotech companies since March 2006. Net revenue by client type for the quarter ended March 31, 2007 was 60.3% pharmaceutical, 28.1% biotech and 11.6% government/other compared to 58.4% pharmaceutical, 31.5% biotech and 10.1% government/other for the quarter ended March 31, 2006.

For the first quarter of 2007, net revenue contribution by service area was 81.6% for Phase II-IV services, 14.0% for laboratory services, 3.0% for the Phase I clinic and 1.4% for discovery sciences compared to net revenue contribution for the year ended December 31, 2006 of 78.0% for Phase II-IV services, 15.3% for laboratory services, 3.8% for the Phase I clinic and 2.9% for discovery sciences. Top therapeutic areas by net revenue for the quarter ended March 31, 2007 were oncology, anti-infective/anti-viral, endocrine/metabolic, circulatory/cardiovascular and central nervous system. For a detailed discussion of our revenue, margins, earnings and other financial results for the quarter ended March 31, 2007, see “Results of Operations – Three Months Ended March 31, 2006 versus Three Months Ended March 31, 2007” below.

Capital expenditures for the three months ended March 31, 2007 totaled $32.7 million. These capital expenditures were primarily for construction costs for our new corporate headquarters building and related parking facility in Wilmington, North Carolina, computer software and hardware, scientific equipment for our laboratory units, and various building improvements throughout the Company. We made these investments to support our growing businesses and to improve the efficiencies of our operations. For the remainder of 2007, we expect to spend between $60 million and $65 million for capital expenditures, of which approximately $6.0 million will be related to the completion of the construction of our new headquarters building. The majority of the remaining forecasted capital expenditures will be related to up-fit costs for facilities, information technology related expenditures and additional laboratory equipment.

As of March 31, 2007, we had $453.3 million of cash, cash equivalents and short-term investments and $55.6 million of debt primarily related to amounts borrowed to finance the construction of our new headquarters building. In the first quarter of 2007, we generated $61.0 million in cash from operations. The number of days’

revenue outstanding in accounts receivable and unbilled services, net of unearned income, also known as DSO, was 42.0 days for the three months ended March 31, 2007, down from 44.0 days for the year ended December 31, 2006. We expect DSO and unbilled services will continue to fluctuate in the future depending on contract terms, the mix of contracts performed within a quarter, the levels of investigator advances and unearned income, and our success in collecting receivables.

With regard to our compound partnering arrangements, the dipeptidyl peptidase, or DPP4, program with Takeda Pharmaceuticals continues to progress. In addition, ALZA Corporation, a subsidiary of Johnson & Johnson, recently announced that it has top-line results for two trials for dapoxetine and has indicated that it might file a marketing application in Europe as early as late 2007.

In February 2007, we exercised an option to license a statin compound from Ranbaxy Laboratories Ltd. that we intend to develop as a treatment for dyslipidemia, a metabolic disorder often characterized by high cholesterol levels. We are solely responsible, and will bear all costs and expenses, for the development, manufacture, marketing and commercialization of the compound and licensed products. We filed the investigational new drug application, or IND, for the statin compound in late March 2007.

These drug development collaborations allow us to leverage our resources and global drug development expertise to create new opportunities for growth and to share the risks and potential rewards of drug development with our clients. For a background discussion of our compound partnering arrangements, see “Item 1. Business – Our Services – Our Discovery Sciences Group – Compound Collaboration Programs” in our Annual Report on Form 10-K for the year ended December 31, 2006. We believe our compound partnering strategy is an innovative way to use our cash resources and drug development expertise to drive mid- to long-term shareholder value. In the remainder of 2007, we plan to continue advancing our existing collaborations and evaluate new potential strategies and opportunities in this area.

New Business Authorizations and Backlog

New business authorizations, which are sales of our services, are added to backlog when we enter into a contract or letter of intent or receive a verbal commitment. Authorizations can vary significantly from quarter to quarter and contracts generally have terms ranging from several months to several years. We recognize revenue on these authorizations as services are performed. Our new authorizations for the three months ended March 31, 2006 and 2007 were $468.8 million and $540.1 million, respectively.

Our backlog consists of new business authorizations for which the work has not started but is anticipated to begin in the future and contracts in process that have not been completed. As of March 31, 2007, the remaining duration of the contracts in our backlog ranged from one month to 121 months, with an average duration of 32.8 months. The average duration of the contracts in our backlog is expected to fluctuate from quarter to quarter in the future and will be based on the contracts constituting our backlog at any given time. Amounts included in backlog represent future revenue and exclude revenue that we have previously recognized. Once work begins on a project included in backlog, we recognize net revenue over the life of the contract as services are performed. Our backlog as of March 31, 2006 and 2007 was $1,903 million and $2,356 million, respectively. For various reasons discussed in “Item 1. Business – Backlog” in our Annual Report on Form 10-K for the year ended December 31, 2006, our backlog might never be recognized as revenue and is not necessarily a meaningful predictor of future performance.

Results of Operations

Revenue Recognition

We record revenue from contracts, other than time-and-material contracts, on a proportional performance basis in our Development and Discovery Sciences segments. To measure performance on a given date, we compare direct costs through that date to estimated total direct costs to complete the contract. Direct costs relate primarily to the amount of labor and labor related overhead costs for the delivery of services. We believe this is the best indicator of the performance of the contractual obligations. Increases in the estimated total direct costs to complete a contract without a corresponding proportional increase to the contract value result in a cumulative adjustment to the amount of revenue recognized in the period the change in estimate is determined. For time-and-material contracts in both our Development and Discovery Sciences segments, we recognize revenue as hours are worked, multiplied by the applicable hourly rate. For our Phase I, laboratory and biomarker businesses, we recognize revenue from unitized contracts as subjects or samples are tested, multiplied by the applicable unit price. We offer volume discounts to our large customers based on annual volume thresholds. We record an estimate of the annual volume rebate as a reduction of revenue throughout the period based on the estimated total rebate to be earned for the period.

In connection with the management of clinical trials, we pay, on behalf of our clients, fees to investigators and test subjects as well as other out-of-pocket costs for items such as travel, printing, meetings and couriers and our clients reimburse us for these costs. As required by Emerging Issues Task Force 01-14, amounts paid by us as a principal for out-of-pocket costs are included in direct costs as reimbursable out-of-pocket expenses and the reimbursements we receive as a principal are reported as reimbursed out-of-pocket revenue. In our statements of operations, we combine amounts paid by us as an agent for out-of-pocket costs with the corresponding reimbursements, or revenue, we receive as an agent. During the three months ended March 31, 2006 and 2007, fees paid to investigators and other fees we paid as an agent and the associated reimbursements were approximately $71.7 million and $80.8 million, respectively.

Most of our contracts can be terminated by our clients either immediately or after a specified period following notice. These contracts typically require the client to pay us the expenses to wind down the study, fees earned to date and, in some cases, a termination fee or some portion of the fees or profit that we could have earned under the contract if it had not been terminated early. Therefore, revenue recognized prior to cancellation generally does not require a significant adjustment upon cancellation. If we determine that a loss will result from the performance of a contract, the entire amount of the estimated loss is charged against income in the period in which such determination is made.

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

We record depreciation expenses on a straight-line method, based on estimated useful lives of 40 to 50 years for buildings, five years for laboratory equipment, two to five years for software, computers and related equipment, and five to ten years for furniture and equipment, except for aircrafts, which we depreciate over 30 years. We depreciate leasehold improvements over the shorter of the life of the relevant lease or the useful life of the improvement. We depreciate property under capital leases over the life of the asset or the lease term, whichever is shorter.

We record amortization expenses on intangible assets on a straight-line method over the life of the intangible assets.

Three Months Ended March 31, 2006 versus Three Months Ended March 31, 2007

The following table sets forth amounts from our consolidated condensed financial statements along with the dollar and percentage change for the three months ended March 31, 2006 compared to the three months ended March 31, 2007.

(in thousands, except per share data)	Three Months Ended March 31, (unaudited)
	2006	2007	$ Inc (Dec)	% Inc (Dec)
Net revenue:
Development	$257,749	$300,156	$42,407	16.5%
Discovery Sciences	18,949	4,383	(14,566)	(76.9)
Reimbursed out-of-pockets	22,671	27,713	5,042	22.2

Total net revenue	299,369	332,252	32,883	11.0

Direct costs:
Development	128,417	151,915	23,498	18.3
Discovery Sciences	2,408	2,358	(50)	(2.1)
Reimbursable out-of-pocket expenses	22,671	27,713	5,042	22.2

Total direct costs	153,496	181,986	28,490	18.6

Research and development expenses	681	1,905	1,224	179.7
Selling, general and administrative expenses	72,968	75,738	2,770	3.8
Depreciation	11,023	12,508	1,485	13.5
Amortization	273	78	(195)	(71.4)

Income from operations	60,928	60,037	(891)	(1.5)

Interest and other income, net	2,959	4,559	1,600	54.1

Income before provision for income taxes	63,887	64,596	709	1.1
Provision for income taxes	22,041	22,609	568	2.6

Net income	$41,846	$41,987	$141	0.3%

Net income per diluted share	$0.35	$0.35	$0.00	0.0%

Total net revenue increased $32.9 million to $332.3 million in the first quarter of 2007. The increase in total net revenue resulted primarily from an increase in our Development segment revenue partially offset by a decrease in our Discovery Sciences segment revenue. The Development segment generated net revenue of $300.2 million, which accounted for 90.3% of total net revenue for the first quarter of 2007. The 16.5% increase in Development net revenue was primarily attributable to an increase in the level of Phase II through IV services we provided in the first quarter of 2007 as compared to 2006.

The Discovery Sciences segment generated net revenue of $4.4 million in the first quarter of 2007, a decrease of $14.6 million from the first quarter of 2006. The higher 2006 Discovery Sciences net revenue was mainly attributable to the $15.0 million milestone payment we earned from Takeda in March 2006 in connection with the DPP4 agreement upon dosing of the twentieth patient in the Phase III trial. This was partially offset by increased revenue generated by our preclinical oncology division in the first quarter of 2007 as compared to the first quarter of 2006.

Total direct costs increased $28.5 million to $182.0 million in the first quarter of 2007 primarily as the result of an increase in the Development segment direct costs. Development direct costs increased $23.5 million to $151.9 million in the first quarter of 2007. The primary reason for this was an increase in personnel costs of $17.6 million due to the addition of 800 new employees in our global Phase II through IV division. The remaining increase in the development direct costs is primarily due to increased facility costs of $3.2 million related to the increase in personnel and an increase in professional fees of $3.0 million. Direct costs in the first quarter of 2007 were negatively impacted by approximately $3.2 million due to foreign currency fluctuation, as discussed below.

R&D expenses increased $1.2 million to $1.9 million in the first quarter of 2007. In February 2007, we exercised an option to license a statin compound from Ranbaxy Laboratories Ltd. which we are developing as a treatment for dyslipidemia, a metabolic disorder often characterized by high cholesterol levels. The increase in R&D expense in the first quarter of 2007 is primarily due to development costs associated with this compound. We are solely responsible for all costs and expenses for the development, manufacture, marketing and commercialization of the compound and licensed products. We plan to continue evaluating other compound partnering strategies and opportunities to drive mid- and long-term shareholder value. As a result of this new collaboration and any other compound partnering transaction that we might enter into in 2007, our R&D expense could increase.

SG&A expenses increased $2.8 million to $75.7 million in the first quarter of 2007. As a percentage of total net revenue, SG&A expenses decreased from 24.4% in the first quarter of 2006 to 22.8% in the first quarter of 2007. The increase in SG&A expenses includes additional personnel costs of $4.9 million due to hiring additional operations infrastructure and administrative personnel to support expanding operations and revenue growth. This increase was partially offset by decreases in travel expenses of $0.6 million and recruitment and relocation costs of $0.5 million. In addition, SG&A expenses in the first quarter of 2006 included a loss on disposal of assets in the amount of $1.0 million, composed of $0.8 million related to disposal of assets in our Biomarker business and $0.2 million related to the disposal of an intangible asset.

Depreciation expense increased $1.5 million to $12.5 million in the first quarter of 2007. The increase was related to property and equipment we acquired to accommodate our growth. Capital expenditures were $32.7 million in the first quarter of 2007. Capital expenditures included $21.7 million for our new corporate headquarters building and related parking facility in Wilmington, North Carolina, $3.8 million for computer software and hardware, $3.0 million for additional scientific equipment for our laboratory units and $2.3 million related to leasehold improvements at various sites. We expect depreciation to increase in 2007 as a result of substantial investments over the past couple years in information technology systems to support our global Phase II-IV business and the additional depreciation related to our new corporate headquarters building.

Income from operations decreased $0.9 million from $60.9 million in the first quarter of 2006 to $60.0 million in the first quarter of 2007. Income from operations in the first quarter of 2006 included a $15.0 million milestone payment from Takeda under the DPP4 collaboration agreement and a $1.0 million loss on disposal of assets. Income from operations in the first quarter of 2007 was negatively impacted by approximately $1.8 million of foreign currency fluctuation, primarily due to the weakening of the U.S. dollar relative to the pound sterling and euro. Although these currency movements increased net revenue in the aggregate, the negative impact on income from operations is attributable to dollar-denominated contracts for services rendered in countries other than the United States. In these cases, revenue is not impacted by the weakening of the U.S. dollar, but the costs associated with performing these contracts and maintaining the foreign infrastructure, which are paid in local currency, increase when translated to U.S. dollars, resulting in lower operating profits.

Interest and other income, net increased $1.6 million to $4.6 million in the first quarter of 2007. This increase was due primarily to increased interest income resulting from higher interest rates and a 35.4% increase in our average cash, cash equivalents and short-term investments balance.

Our provision for income taxes increased $0.6 million to $22.6 million in the first quarter of 2007 due to an increase in pre-tax income. Our effective income tax rate for the first quarter of 2007 was 35.0% compared to 34.5% for the first quarter of 2006.

Net income of $42.0 million in the first quarter of 2007 represents an increase of 0.3% from $41.8 million in the first quarter of 2006. Net income per diluted share was $0.35 in each of the first quarters of 2007 and 2006. Earnings per diluted share for the first quarter of 2006 included $0.08 per diluted share related to the Takeda DPP4 milestone.

Liquidity and Capital Resources

As of March 31, 2007, we had $176.5 million of cash and cash equivalents and $276.8 million of short-term investments. Our cash and cash equivalents and short-term investments are invested in financial instruments that are rated A or better by Standard & Poor’s or Moody’s and earn interest at market rates. Our expected primary cash needs on both a short- and long-term basis are for capital expenditures, including our new corporate headquarters facility, repayment of the construction debt, expansion of services, possible acquisitions, investments and compound partnering collaborations, geographic expansion, dividends, working capital and other general corporate purposes. We have historically funded our operations, dividends and growth, including acquisitions, primarily with cash flow from operations.

In the first quarter of 2007, our operating activities provided $61.0 million in cash as compared to $28.5 million for the same period last year. The primary increases in cash flow were due to a decrease in cash used for receivables of $18.8 million and an increase in cash provided by unearned income of $8.5 million. Fluctuations in receivables and unearned income occur on a regular basis as we perform services, achieve milestones or other billing criteria, send invoices to clients and collect outstanding accounts receivable. Activity varies by individual client and contract.

In the first quarter of 2007, we used $52.3 million of cash in investing activities. We used cash to purchase available-for-sale investments of $77.2 million and make capital expenditures of $32.7 million. These amounts were partially offset by maturities and sales of available-for-sale investments of $56.3 million and proceeds from the sale of property and equipment of $1.5 million primarily related to the sale of our building in Kersewell, Scotland. Our capital expenditures in the first quarter of 2007 primarily consisted of $21.7 million for our new corporate headquarters building and related parking facility in Wilmington, North Carolina, $3.8 million for computer software and hardware, $3.0 million for additional scientific equipment for our laboratory units and $2.3 million related to leasehold improvements at various sites. We expect our capital expenditures for the remainder of 2007 will be approximately $60 million to $65 million, of which approximately $6.0 million will be for the completion of the construction of our new headquarters building. The majority of the remaining forecasted capital expenditures are related to the up-fit costs for facilities, information technology expenditures and additional laboratory equipment.

In the first quarter of 2007, we used $12.5 million of cash in financing activities. We made repayments on borrowings under our construction loan of $19.4 million and paid dividends of $3.5 million. These amounts were partially offset by proceeds of $9.6 million from stock option exercises and purchases under our employee stock purchase plan and $1.0 million in income tax benefits from the exercise of stock options and disqualifying dispositions of stock.

The following table sets forth amounts from our consolidated balance sheet affecting our working capital along with the dollar amount of the change from 2006 to 2007.

(in thousands)	December 31, 2006	March 31, 2007	$ Inc (Dec)
Current assets:
Cash and cash equivalents	$179,795	$176,487	$(3,308)
Short-term investments	255,876	276,803	20,927
Accounts receivable and unbilled services, net	408,917	423,251	14,334
Income tax receivable	510	365	(145)
Investigator advances	13,490	14,044	554
Prepaid expenses and other current assets	36,495	34,834	(1,661)
Deferred tax assets	13,119	22,448	9,329

Total current assets	$908,202	$948,232	$40,030

Current liabilities:
Accounts payable	$15,235	$19,494	$4,259
Payables to investigators	43,717	44,573	856
Accrued income taxes	16,560	19,930	3,370
Other accrued expenses	149,027	128,005	(21,022)
Deferred tax liabilities	86	84	(2)
Unearned income	195,707	208,184	12,477
Current maturities of long-term debt and capital lease obligations	75,159	55,558	(19,601)

Total current liabilities	$495,491	$475,828	$(19,663)

Working capital	$412,711	$472,404	$59,693

Working capital as of March 31, 2007 was $472.4 million compared to $412.7 million at December 31, 2006. The increase in working capital was due primarily to increases in short-term investments and accounts receivable and unbilled services and decreases in other accrued expenses and current maturities of debt. These increases were partially offset by an increase in unearned income.

The number of days’ revenue outstanding in accounts receivable and unbilled services, net of unearned income, also known as DSO, decreased to 42.0 days for the three months ended March 31, 2007 from 44.0 days for the year ended December 31, 2006. We calculate DSO by dividing accounts receivable and unbilled services less unearned income by average daily gross revenue for the applicable period. Over the past three years, our year-to-date DSO has fluctuated between 32.2 days and 44.0 days. We expect DSO will continue to fluctuate in the future depending on contract terms, the mix of contracts performed within a quarter, the levels of investigator advances and unearned income, and our success in collecting receivables.

In July 2006, we renewed our $50.0 million revolving credit facility with Bank of America, N. A. Indebtedness under the facility is unsecured and subject to traditional covenants relating to financial ratios and restrictions on certain types of transactions. This revolving credit facility does not expressly restrict or limit the payment of dividends, and we do not expect any of the covenants to affect our ability to pay dividends under our cash dividend policy for the foreseeable future. We were in compliance with all loan covenants as of March 31, 2007. Outstanding borrowings under the facility bear interest at an annual fluctuating rate equal to the one-month London Interbank Offered Rate, or LIBOR, plus a margin of 0.6%. Borrowings under this credit facility are available to provide working capital and for general corporate purposes. This credit facility is currently scheduled to expire in June 2007, at which time any outstanding balance will be due. As of March 31, 2007, no borrowings were outstanding under this credit facility, although the aggregate amount available for borrowing had been reduced by $1.2 million due to outstanding letters of credit issued under this facility.

In February 2006, we entered into an $80.0 million construction loan facility with Bank of America, N.A. This construction loan facility is in addition to the $50.0 million revolving credit facility discussed above. Indebtedness under the construction loan facility is unsecured and is subject to the same covenants as the revolving credit facility and additional covenants commonly used in construction loan agreements. In addition, we must maintain at least $50.0 million in cash, cash equivalents and short-term investments while the loan is outstanding. We were in compliance with all loan covenants as of March 31, 2007. Borrowings under this credit facility were used to finance the construction of our new corporate headquarters building and related parking facility in Wilmington, North Carolina and bear interest at an annual fluctuating rate equal to the one-month LIBOR plus a margin of 0.6%. Interest on amounts borrowed under this construction loan facility is payable quarterly. This credit facility will mature in February 2008, at which time the entire principal balance and all accrued and unpaid interest will be due. As of March 31, 2007, we had borrowed approximately $55.4 million under this facility. In April 2007, we repaid $42.5 million in borrowings on this facility.

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

We have commitments to invest an aggregate additional $9.3 million in two venture capital funds. For further details, see Note 5 in the Notes to Consolidated Condensed Financial Statements.

We adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109”, or FIN 48, as of January 1, 2007. As of December 31, 2006, we had recorded a contingent tax liability of $9.1 million. As a result of the implementation of FIN 48, we reclassified $8.2 million of this liability to non-current liabilities and recognized an increase in this non-current liability of $21.0 million. This increase was accounted for as a $5.6 million decrease in retained earnings and a $15.4 million increase in deferred tax assets as of January 1, 2007. We had gross unrecognized tax benefits of approximately $30.1 million as of January 1, 2007. Of this total, $14.8 million, net of the federal benefit on state issues, is the amount that, if recognized, would result in a reduction of our effective tax rate. We do not anticipate that total unrecognized tax benefits or our effective tax rate will significantly change due to the settlement of audits and the expiration of statute of limitations within the next 12 months.

Our policy for recording interest and penalties associated with tax audits is to record such items as a component of provision for income taxes. In conjunction with the adoption of FIN 48, we recognized approximately $4.0 million for the payment of interest and penalties at January 1, 2007. To the extent interest and penalties are not assessed with respect to uncertain tax positions, amounts accrued will be reduced and reflected as a reduction of the overall income tax provision.

We analyzed filing positions in all of the significant federal, state and foreign jurisdictions where we are required to file income tax returns, as well as open tax years in these jurisdictions. The only periods subject to examination by the major tax jurisdictions where we do business are the 2003 through 2006 tax years. Various foreign income tax returns are under examination by taxing authorities. We do not believe that the outcome of any examination will have a material impact on our financial statements.

We have been involved in compound development and commercialization collaborations since 1997. We developed a risk-sharing research and development model to help pharmaceutical and biotechnology clients develop compounds. Through collaboration arrangements based on this model, we assist our clients by sharing the risks and potential rewards associated with the development and commercialization of drugs at various stages of development. As of March 31, 2007, we had four such arrangements that involve the potential future receipt of one or more of the following: payments upon the achievement of development and regulatory milestones; royalty payments if the compound is approved for sale; sales-based milestone payments; and a share of net sales up to a specified dollar limit. The compounds that are the subject of these collaborations are still in development and have not been approved for sale in any country.

Our collaboration with ALZA Corporation, a subsidiary of Johnson & Johnson, for dapoxetine requires us to pay a royalty to Eli Lilly & Company of 5% on annual net sales of the compound in excess of $800 million. ALZA received a “not approvable” letter from the FDA in October 2005, but has continued its global development program and has indicated that it might file for approval in Europe as early as late 2007. As a result of the risks associated with drug development, including obtaining regulatory approval to sell in any country, the receipt of any further milestone payments, royalties or other payments with respect to any of our drug development collaborations is uncertain.

In February 2007, we exercised an option to license from Ranbaxy Laboratories Ltd. a statin compound that we intend to develop as a treatment for dyslipidemia, a metabolic disorder often characterized by high cholesterol levels. The option was exercised pursuant to an agreement entered into effective as of December 15, 2006. Upon exercise of the option, we paid a one-time license fee of $0.25 million. Under the agreement, we have an exclusive license to make, use, sell, import and sublicense the compound and any licensed product anywhere in the world for any human use. We are solely responsible, and will bear all costs and expenses, for the development, manufacture, marketing and commercialization of the compound and licensed products. In addition to the one-time license fee, we are obligated to pay Ranbaxy milestone payments upon the occurrence of specified clinical development events. If a licensed product is approved for sale, we must also pay Ranbaxy royalties based on sales of the product, as well as commercial milestone payments based on the achievement of specified worldwide sales targets. If all criteria are met, the total amount of potential clinical and sales-based milestones would be $44.0 million. We filed the investigational new drug application, or IND, for the statin compound in late March 2007.

Under most of our agreements for Development services, we agree to indemnify and defend the sponsor against third party claims based on our negligence or willful misconduct. Any successful claims could have a material adverse effect on our financial condition, results of operations and future prospects.

We expect to continue expanding our operations through internal growth, strategic acquisitions and investments. We expect to fund these activities and the payment of future cash dividends from existing cash, cash flows from operations and, if necessary or appropriate, borrowings under our existing or future credit facilities. We believe that these sources of liquidity will be sufficient to fund our operations and dividends for the foreseeable future. From time to time, we evaluate potential acquisitions, investments and other growth opportunities that might require additional external financing, and we might seek funds from public or private issuances of equity or debt securities. While we believe we have sufficient liquidity to fund our operations for the foreseeable future, our sources of liquidity and ability to pay dividends could be affected by our dependence on a small number of industries and clients; compliance with regulations; reliance on key personnel; breach of contract, personal injury or other tort claims; international risks; environmental or intellectual property claims; or other factors described below under “Potential Liability and Insurance”, “Potential Volatility of Quarterly Operating Results and Stock Price” and “Quantitative and Qualitative Disclosures about Market Risk”. In addition, see “Risk Factors,” “Contractual Obligations” and “Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2006.

Contractual Obligations

As a result of the adoption of FIN 48 on January 1, 2007, we have a liability of unrecognized tax benefits of approximately $30.1 million. We estimate that approximately $0.9 million will be paid during 2007. We are unable to reasonably estimate the amount or timing of payments for the remainder of the liability. Other than the adoption of FIN 48, there have been no significant changes to the Contractual Obligation table which was included in our Annual Report on Form 10-K for the year ended December 31, 2006.

Critical Accounting Policies and Estimates

The preparation of financial statements in accordance with generally accepted accounting pronouncements requires management to make estimates and assumptions that affect reported amounts and related disclosures. We have discussed those estimates that we believe are critical and require the use of complex judgment in their application in our 2006 Annual Report on Form 10-K. We adopted FIN 48 as of January 1, 2007. FIN 48 requires significant judgment in determining what constitutes an individual tax position as well as assessing the outcome of each tax position. Changes in judgment as to recognition or measurement of tax positions can materially affect the estimate of our effective tax rate and, consequently, our operating results. We consider many factors when evaluating and estimating our tax positions and tax benefits, which may require periodic adjustments and which may not accurately anticipate actual outcomes. Other than the adoption of FIN 48, our critical accounting policies and the methodologies and assumptions we apply under them have not materially changed since the date of our 2006 Annual Report on Form 10-K. For detailed information on our critical accounting policies and estimates, see our Annual Report on Form 10-K for the year ended December 31, 2006.

Recent Accounting Pronouncements

Recently issued accounting standards relevant to our financial statements, which are described in “Recent Accounting Pronouncements” in Note 1 in the Notes to Consolidated Condensed Financial Statements are:

Date	Title	Effective Date
June 2006	EITF Issue 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation)”	Reporting periods beginning after December 15, 2006

July 2006	Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109”	Fiscal years beginning after December 15, 2006

September 2006	SFAS No. 157, “Fair Value Measurements”	Fiscal years beginning after November 15, 2007 and interim periods within those years

September 2006	SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R)”	Recognition of asset and liability of funded status – fiscal years ending after December 15, 2006. Measurement date provision – fiscal years ending after December 15, 2008

September 2006	Staff Accounting Bulletin 108 “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements”	Fiscal years ending after November 15, 2006

February 2007	SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115”	Fiscal years beginning after November 15, 2007

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

Potential Liability and Insurance

Drug development services involve the testing of potential drug candidates on human volunteers pursuant to a study protocol. This testing exposes us to the risk of liability for personal injury or death to volunteers and patients resulting from, among other things, possible unforeseen adverse side effects or improper administration of the study drug or use of the drug following regulatory approval. For example, we have been named as a defendant in a number of lawsuits relating to the ingestion of Ketek as described in Part II, Item 1 – “Legal Proceedings”. We attempt to manage our risk of liability for personal injury or death to volunteers and patients from administration of study products through standard operating procedures, patient informed consent, contractual indemnification provisions with clients and insurance. We monitor clinical trials in compliance with government regulations and guidelines. We have adopted global standard operating procedures intended to satisfy regulatory requirements in the United States and in many foreign countries and to serve as a tool for controlling and enhancing the quality of drug development services. The contractual indemnifications generally do not protect us against all our own actions, such as gross negligence. We currently maintain professional liability insurance coverage with limits we believe are adequate and appropriate.

Potential Volatility of Quarterly Operating Results and Stock Price

Our quarterly and annual operating results have fluctuated in the past, and we expect that they will continue to fluctuate in the future. Factors that could cause these fluctuations to occur include:

•	the timing and level of new business authorizations;

•	the timing of the initiation, progress or cancellation of significant projects;

•	the timing and amount of costs associated with R&D and compound partnering collaborations;

•	the timing of our Discovery Sciences segment milestone payments or other revenue, if any;

•	our ability to recruit and retain experienced personnel;

•	our ability to properly manage our growth;

•	litigation costs;

•	the timing of the opening of new offices;

•	the timing of other internal expansion costs;

•	exchange rate fluctuations between periods;

•	our dependence on a small number of industries and clients;

•	the mix of products and services sold in a particular period;

•	pricing pressure in the market for our services;

•	rapid technological change;

•	the timing and amount of start-up costs incurred in connection with the introduction of new products and services;

•	the timing and extent of new government regulations;

•	intellectual property risks;

•	impairment of investments or intangible assets; and

•	the timing and amount of costs associated with integrating acquisitions.

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

Fluctuations in quarterly results, actual or anticipated changes in our dividend policy or other factors could affect the market price of our common stock. These factors include ones beyond our control, such as changes in revenue and earnings estimates by analysts, market conditions in our industry, disclosures by product development partners and actions by regulatory authorities with respect to potential drug candidates, changes in pharmaceutical, biotechnology and medical device industries and the government sponsored clinical research sector and general economic conditions. Any effect on our common stock could be unrelated to our longer-term operating performance. For further details, see “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2006.

Item 3.	Qua ntitative and Qualitative Disclosures about Market Risk

We are exposed to foreign currency risk by virtue of our international operations. We derived approximately 28.3% and 33.7% of our net revenues for the three months ended March 31, 2006 and 2007, respectively, from operations outside the United States. We generally reinvest funds generated by each subsidiary in the country where they are earned, although in 2005, we repatriated $48.0 million of undistributed earnings in the form of dividends from our foreign affiliates under the American Jobs Creation Act of 2004. Our operations in the United Kingdom generated more than 38.0% of our net revenue from international operations during the three months ended March 31, 2007. Accordingly, we are exposed to adverse movements in foreign currencies, predominately in the pound sterling.

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

We also have currency risk resulting from the passage of time between the invoicing of clients under contracts and the collection of client payments against those invoices. If a contract is denominated in a currency other than the subsidiary’s local currency, we recognize a receivable at the time of invoicing for the local currency equivalent of the foreign currency invoice amount. Changes in exchange rates from the time the invoice is prepared until payment from the client will result in our receiving either more or less in local currency than the local currency equivalent of the receivable. We recognize this difference as a foreign currency transaction gain or loss, as applicable, and report it in other income, net. If the exchange rate on accounts receivable balances denominated in pounds sterling had increased by 10%, our foreign currency transaction loss would have increased by $2.4 million in the quarter ended March 31, 2007.

Our strategy for managing foreign currency risk relies primarily on receiving payment in the same currency used to pay expenses. If the U.S. dollar had weakened an additional 10% relative to the pound sterling, euro and Brazilian real in the first quarter of 2007, net income would have been approximately $1.5 million lower for the quarter based on revenues and costs related to our foreign operations. During the first quarter of 2007, the net impact to income from operations attributable to foreign currency transactions was $1.8 million.

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

Item 4.	Contro ls and Procedures

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

Internal Control Over Financial Reporting

There were no changes in internal control over financial reporting during the first quarter of 2007 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INF ORMATION

It em 1.	Legal Proceedings

In early 2007, we were named as a co-defendant in lawsuits alleging injuries to patients who took the Sanofi-Aventis FDA-approved antibiotic Ketek, for which we provided certain clinical trial services with respect to this drug. These lawsuits include: Campbell v. Sanofi-Aventis, et al. filed in the Circuit Court of Etowah County, Alabama; Gregg and Gregg v. Sanofi-Aventis, et al., Manley and Manley v. Sanofi-Aventis, et al., Bennett v. Sanofi-Aventis et al., Henry v. Sanofi-Aventis et al., and Hamm v. Sanofi-Aventis, et al., each filed in Superior Court of New Jersey, Middlesex County; and Carpenter v. Sanofi-Aventis, et al. filed in the Superior Court in Mecklenburg County, North Carolina. More similar suits are possible. These suits claim unspecified damages and allege multiple causes of action, including negligence, misrepresentation, breach of warranty, conspiracy, wrongful death in at least two cases and violations of various state and federal statutes, including unfair and deceptive trade practices acts. We are currently evaluating these claims, and while there can be no assurance of a successful outcome and litigation costs can be material, we do not believe that they have merit and intend to vigorously defend ourself in these matters.

I tem 6.	Exhibits

(a)	Exhibits

3.2	Amended and Restated Bylaws

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 – Chief Executive Officer

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 – Chief Financial Officer

SIG NATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC.
(Registrant)

By	/s/ Fredric N. Eshelman
Chief Executive Officer
(Principal Executive Officer)

By	/s/ Linda Baddour
Chief Financial Officer
(Principal Financial Officer)

Date: May 2, 2007