Form 10-Q
period 2007-06-30
PHARMACEUTICAL PRODUCT DEVELOPMENT INC
filed 2007-08-06
CIK 1003124

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2007.

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 118,731,162 shares of common stock, par value $0.05 per share, as of July 31, 2007.

Part I. FINANCIAL INFORMATION

Item 1.	Financial Statements

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2007	2006	2007
Net Revenue:
Development	$278,890	$316,527	$536,639	$616,683
Discovery Sciences	4,550	4,500	23,499	8,883
Reimbursed out-of-pockets	25,513	28,943	48,184	56,656

Total net revenue	308,953	349,970	608,322	682,222

Direct Costs:
Development	140,022	157,515	268,439	309,430
Discovery Sciences	2,069	2,462	4,477	4,820
Reimbursable out-of-pocket expenses	25,513	28,943	48,184	56,656

Total direct costs	167,604	188,920	321,100	370,906

Research and development expenses	1,261	3,963	1,942	5,868
Selling, general and administrative expenses	79,649	82,149	152,617	157,887
Depreciation	11,286	13,765	22,309	26,273
Amortization	124	78	397	156

Total operating expenses	259,924	288,875	498,365	561,090

Income from operations	49,029	61,095	109,957	121,132
Interest income, net	3,192	4,151	6,302	8,788
Other income (expense), net	1,329	(136)	1,178	(214)

Income before provision for income taxes	53,550	65,110	117,437	129,706
Provision for income taxes	17,136	22,463	39,177	45,072

Net income	$36,414	$42,647	$78,260	$84,634

Net income per common share:
Basic	$0.31	$0.36	$0.67	$0.72

Diluted	$0.31	$0.36	$0.66	$0.71

Dividends declared per common share	$0.025	$0.03	$0.05	$0.06

Weighted average number of common shares outstanding:
Basic	116,618	118,265	116,426	118,071
Dilutive effect of stock options and restricted stock	1,800	1,505	1,790	1,514

Diluted	118,418	119,770	118,216	119,585

The accompanying notes are an integral part of these consolidated condensed financial statements.

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

(in thousands)

	December 31, 2006	June 30, 2007
		(unaudited)
Assets
Current assets:
Cash and cash equivalents	$179,795	$107,710
Short-term investments	255,876	295,427
Accounts receivable and unbilled services, net	408,917	453,348
Income tax receivable	510	299
Investigator advances	13,490	15,066
Prepaid expenses and other current assets	36,495	45,893
Deferred tax assets	13,119	21,760

Total current assets	908,202	939,503

Property and equipment, net	323,539	350,338
Goodwill	212,382	213,190
Investments	22,478	19,965
Intangible assets	2,014	1,858
Long-term deferred tax assets	11,368	13,312
Other long-term assets	1,582	3,365

Total assets	$1,481,565	$1,541,531

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$15,235	$24,657
Payables to investigators	43,717	52,721
Accrued income taxes	16,560	23,229
Other accrued expenses	149,027	137,633
Deferred tax liabilities	86	98
Unearned income	195,707	184,289
Current maturities of long-term debt and capital lease obligations	75,159	69

Total current liabilities	495,491	422,696

Accrued additional pension liability	10,768	10,098
Deferred tax liabilities	4,247	1,117
Deferred rent and other	18,159	49,826

Total liabilities	528,665	483,737

Shareholders’ equity:
Common stock	5,881	5,928
Paid-in capital	449,173	480,646
Retained earnings	490,764	562,741
Accumulated other comprehensive income	7,082	8,479

Total shareholders’ equity	952,900	1,057,794

Total liabilities and shareholders’ equity	$1,481,565	$1,541,531

The accompanying notes are an integral part of these consolidated condensed financial statements.

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Six Months Ended June 30,
	2006	2007
Cash flows from operating activities:
Net income	$78,260	$84,634
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	22,706	26,429
Stock compensation expense	9,882	11,341
Loss (gain) on disposal of assets, net	1,370	(168)
(Gain) loss on investments	(782)	38
Provision (benefit) for doubtful accounts	10	(358)
(Benefit) provision for deferred income taxes	(3,296)	301
Change in operating assets and liabilities, net of acquisitions	(3,320)	(37,590)

Net cash provided by operating activities	104,830	84,627

Cash flows from investing activities:
Purchases of property and equipment	(65,844)	(57,429)
Proceeds from sale of property and equipment	15	1,536
Purchases of available-for-sale investments	(369,121)	(177,038)
Maturities and sales of available-for-sale investments	246,915	136,913
Purchase of note receivable	(7,474)	—
Proceeds from investments	1,482	743
Purchases of investments	(521)	(1,467)

Net cash used in investing activities	(194,548)	(96,742)

Cash flows from financing activities:
Principal repayments of long-term debt	(6,005)	—
Proceeds from construction loan	22,127	—
Repayment of construction loan	—	(74,833)
Proceeds from revolving credit facility	—	24,986
Repayment of revolving credit facility	—	(24,986)
Repayment of capital leases obligations	(829)	(256)
Proceeds from exercise of stock options and employee stock purchase plan	13,471	17,687
Income tax benefit from exercise of stock options and disqualifying dispositions of stock	3,208	2,861
Cash dividends paid	(5,847)	(7,106)

Net cash provided by (used in) financing activities	26,125	(61,647)

Effect of exchange rate changes on cash and cash equivalents	2,479	1,677

Net decrease in cash and cash equivalents	(61,114)	(72,085)
Cash and cash equivalents, beginning of the period	182,000	179,795

Cash and cash equivalents, end of the period	$120,886	$107,710

The accompanying notes are an integral part of these consolidated condensed financial statements.

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

1.	SIGNIFICANT ACCOUNTING POLICIES

The significant accounting policies followed by Pharmaceutical Product Development, Inc. and its subsidiaries (collectively the “Company”) for interim financial reporting are consistent with the accounting policies followed for annual financial reporting. The Company prepared these unaudited consolidated condensed financial statements in accordance with Rule 10-01 of Regulation S-X and, in management’s opinion, has included all adjustments of a normal recurring nature necessary for a fair presentation. The accompanying consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. The results of operations for the three-month and six-month periods ended June 30, 2007 are not necessarily indicative of the results to be expected for the full year or any other period. The amounts in the December 31, 2006 consolidated condensed balance sheet are derived from the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

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

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements”, or SFAS No. 157, which defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. In addition, the statement establishes a framework for measuring fair value and expands disclosure about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those years. The Company is currently evaluating and has not determined the impact of the adoption of SFAS No. 157 on its financial condition or results of operations.

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

Recent accounting pronouncements (continued)

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115”, or SFAS No. 159. This standard permits, but does not require, all entities to choose to measure eligible items at fair value at specified election dates. For items for which the fair value option has been elected, an entity would report unrealized gains and losses in earnings at each subsequent reporting date. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. The Company is currently evaluating and has not determined the impact of the adoption of SFAS No. 159 on its financial condition or results of operations.

In June 2007, the FASB reached a consensus on EITF Issue No. 06-11, “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards”. EITF 06-11 requires companies to recognize as an increase to additional paid-in capital the income tax benefit realized from dividends or dividend equivalents that are charged to retained earnings and paid to employees for nonvested equity-classified employee share-based payment awards. EITF 06-11 is effective for fiscal years beginning after December 15, 2007. The Company does not expect EITF 06-11 will have a material impact on its financial condition or results of operations.

In June 2007, the FASB reached a consensus on EITF Issue No. 07-03, “Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities”. EITF 07-03 requires companies to defer and capitalize, until the goods have been delivered or the related services have been rendered, non-refundable advance payments for goods that will be used or services that will be performed in future research and development activities. EITF 07-03 is effective for fiscal years beginning after December 15, 2007. The Company does not expect EITF 07-03 will have a material impact on its financial condition or results of operations.

Earnings per share

The Company computes basic income per share information based on the weighted average number of common shares outstanding during the period. The Company computes diluted income per share information based on the weighted average number of common shares outstanding during the period plus the effects of any dilutive common stock equivalents. The Company excluded 58,500 shares and 167,400 shares from the calculation of earnings per diluted share during the three months ended June 30, 2006 and 2007, respectively, and 1,388,000 shares and 1,291,800 shares from the calculation of earnings per diluted share during the six months ended June 30, 2006 and 2007, respectively, because they were antidilutive.

Stock-Based Compensation

The Company accounts for its share-based compensation plans using the provisions of SFAS No. 123 (revised), “Share-Based Payment”. Accordingly, the Company measures stock-based compensation cost at grant date, based on the fair value of the award, and recognizes it as expense over the employee’s requisite service period.

During the six months ended June 30, 2007, the Company granted approximately 1,323,000 options with a weighted-average exercise price of $33.80. This amount includes approximately 1,075,000 shares granted in the Company’s annual grant on February 21, 2007. All options were granted with an exercise price equal to the fair value of the Company’s common stock on the grant date. The fair value of the Company’s common stock on the grant date is equal to the Nasdaq closing price of the Company’s stock on the date of grant, except for shares granted under the U.K. Subplan where the fair value of the Company’s common stock on the grant date is equal to the average of the high and low price of the Company’s common stock on the date of grant as reported by Nasdaq. The weighted-average grant date fair value per share and the aggregate fair value of options granted during the six months ended June 30, 2007 was $10.80 and $14.3 million, respectively. As of June 30, 2007, the Company had 6.4 million options outstanding.

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

2.	ACCOUNTS RECEIVABLE AND UNBILLED SERVICES

Accounts receivable and unbilled services consisted of the following amounts on the dates set forth below:

(in thousands)	December 31, 2006	June 30, 2007
Billed	$273,941	$274,393
Unbilled	141,423	184,514
Provision for doubtful accounts	(6,447)	(5,559)

Total accounts receivable and unbilled services, net	$408,917	$453,348

3.	PROPERTY AND EQUIPMENT

Property and equipment, stated at cost, consisted of the following amounts on the dates set forth below:

(in thousands)	December 31, 2006	June 30, 2007
Land	$6,987	$7,045
Buildings and leasehold improvements	87,106	200,853
Construction in progress	114,810	20,040
Furniture and equipment	170,230	192,060
Computer equipment and software	143,313	153,718

Total property and equipment	522,446	573,716
Less accumulated depreciation and amortization	(198,907)	(223,378)

Total property and equipment, net	$323,539	$350,338

Capitalized costs for the new corporate headquarters facility in Wilmington, North Carolina, included in construction in progress as of December 31, 2006 and June 30, 2007, were $104.5 million and $4.0 million, respectively. During the six months ended June 30, 2007, the Company capitalized $122.2 million as it occupied the new corporate headquarters building and related parking facility. During the three months ended June 30, 2006 and 2007, the Company capitalized interest of approximately $0.5 million and $0.2 million, respectively, relating to the construction of the facility. During the six months ended June 30, 2006 and 2007, the Company capitalized interest of approximately $0.7 million and $1.4 million, respectively, relating to the construction of the facility.

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

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

3.	PROPERTY AND EQUIPMENT (continued)

Property and equipment under capital leases, stated at cost, consisted of the following amounts on the dates set forth below:

(in thousands)	December 31, 2006	June 30, 2007
Leasehold improvements	$824	$824
Computer equipment and software	656	656
Furniture and equipment	1,976	1,976

Total property and equipment under capital leases	3,456	3,456
Less accumulated depreciation and amortization	(2,139)	(2,722)

Total property and equipment under capital leases, net	$1,317	$734

4.	GOODWILL AND INTANGIBLE ASSETS

Changes in the carrying amount of goodwill for the twelve months ended December 31, 2006 and the six months ended June 30, 2007, by operating segment, were as follows:

(in thousands)	Development	Discovery Sciences	Total
Balance as of January 1, 2006	$155,267	$53,616	$208,883
Translation adjustments	3,499	—	3,499

Balance as of December 31, 2006	158,766	53,616	212,382
Translation adjustments	808	—	808

Balance as of June 30, 2007	$159,574	$53,616	$213,190

Information regarding the Company’s other intangible assets follows:

	December 31, 2006			June 30, 2007
(in thousands)	Carrying Amount	Accumulated Amortization	Net	Carrying Amount	Accumulated Amortization	Net
Backlog and customer relationships	$543	$447	$96	$543	$479	$64
License and royalty agreements	4,500	2,582	1,918	4,500	2,706	1,794

Total	$5,043	$3,029	$2,014	$5,043	$3,185	$1,858

The Company amortizes all intangible assets on a straight-line basis, based on estimated useful lives of three to five years for backlog and customer relationships, and ten years for license and royalty agreements. The weighted average amortization period is 5.0 years for backlog and customer relationships, 10.0 years for license and royalty agreements, and 9.5 years for all intangibles collectively.

Amortization expense for the three months ended June 30, 2006 and 2007 was $0.1 million for both periods. Amortization expense for the six months ended June 30, 2006 and 2007 was $0.4 million and $0.2 million, respectively. As of June 30, 2007, estimated amortization expense for each of the next five years was as follows:

(in thousands)
2007 (remaining 6 months)	$156
2008	283
2009	250
2010	250
2011	250
2012	250

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

5.	SHORT-TERM INVESTMENTS AND INVESTMENTS

Short-term investments, which are composed of available-for-sale securities, and investments consisted of the following amounts on the dates set forth below:

(in thousands)	December 31, 2006	June 30, 2007
Short-term investments:
Auction Rate Securities	$133,700	$159,800
Other municipal debt securities	114,524	125,239
Other debt securities	4,165	6,014
Preferred stock	3,487	4,374

Total short-term investments	$255,876	$295,427

Investments:
Cost-basis investments:
Bay City Capital Fund IV, L.P.	$3,200	$4,311
A.M. Pappas Life Science Ventures III, L.P.	1,188	1,173
Other investments	750	750

Total cost-basis investments	5,138	6,234

Marketable equity securities:
BioDelivery Sciences International, Inc.	2,394	2,714
Accentia Biopharmaceuticals, Inc.	14,946	11,017

Total marketable equity securities	17,340	13,731

Total investments	$22,478	$19,965

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

As of June 30, 2007, the Company had short-term investments in ARS, various other debt securities and preferred stock. As of June 30, 2007, the Company had unrealized gains of $0 and unrealized losses of $0.7 million associated with its investments in other municipal debt securities. There were no gross realized gains or losses on any of the Company’s short-term securities in the three or six months ended June 30, 2006 and 2007.

The estimated fair value of short-term investment securities at June 30, 2007, by contractual maturity, were as follows:

(in thousands)
Due in 1 year or less	$63,843
Due in 1-5 years	60,161
Due in 5-10 years	7,703
Due after 10 years	163,720

$295,427

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

5.	SHORT-TERM INVESTMENTS AND INVESTMENTS (continued)

Investments

The Company has equity investments in publicly traded entities. The Company classifies investments in marketable equity securities as available-for-sale securities and measures them at market value. The Company determines realized and unrealized gains and losses on equity investments in publicly traded entities on a specific identification basis. The Company records net unrealized gains or losses associated with investments in publicly traded entities as a component of shareholders’ equity until they are realized or an other-than-temporary decline has occurred. The market value of the Company’s equity investments in publicly traded entities is based on the closing price as quoted by the applicable stock exchange or market on the last day of the reporting period. The Company’s equity investments in publicly traded companies are classified as long-term assets due to the Company’s ability to hold its investments long-term, the strategic nature of the investments and the lack of liquidity in the public markets for these securities. As of December 31, 2006 and June 30, 2007, gross unrealized gains on investments in marketable securities were $0.7 million and $1.2 million, respectively. As of December 31, 2006 and June 30, 2007, gross unrealized losses on investments in marketable securities were $0 and $3.7 million, respectively.

The unrealized loss of $3.7 million as of June 30, 2007 related to the Company’s investment in 4.3 million shares of Accentia Biopharmaceuticals, Inc. common stock. The Company owned approximately 11.7% of Accentia’s outstanding common stock as of June 30, 2007. The security has been in a loss position for less than four months. Based upon review of Accentia’s financial position and the Company’s ability and intent to hold its investment for a period of time sufficient for a forecasted recovery of fair value, the Company did not consider this to be an other-than temporary impairment at June 30, 2007.

In June 2002, the Company purchased approximately 0.7 million units of BioDelivery Sciences International, Inc. Each unit consisted of one share of common stock and one warrant for common stock. In June 2007, the Company sold all 0.7 million of its outstanding warrants at various prices for total proceeds of $0.1 million, resulting in a loss of $0.2 million. In addition, the Company sold 67,924 shares of common stock in BioDelivery Sciences International for total proceeds of $0.3 million, resulting in a gain of $0.1 million. The Company owned approximately 3.3% of BioDelivery Sciences International’s outstanding common stock as of June 30, 2007.

The Company also has investments in privately held entities in the form of equity and convertible debt instruments that are not publicly traded and for which fair values are not readily determinable. The Company records all of its investments in private entities under the cost method of accounting. The Company determines realized and unrealized gains and losses on a specific identification basis. The Company assesses the net realizable value of these entities on a quarterly basis to determine if there has been a decline in the fair value of these entities, and if so, if the decline is other-than-temporary. This quarterly review includes an evaluation of the entity, including, among other things, the market condition of its overall industry, historical and projected financial performance, expected cash needs, and recent funding events, as well as the Company’s expected holding period and the length of time and the extent to which the fair value of the investment has been less than cost. This impairment analysis requires significant judgment.

In September 2005, the Company became a limited partner in Bay City Capital Fund IV, L.P., a venture capital fund established in July 2004 for the purpose of investing in life sciences companies. The Company has committed to invest up to a maximum of $10.0 million in this fund. Aggregate capital calls through June 30, 2007 totaled $4.3 million. Because no capital call can exceed 20% of the Company’s aggregate capital commitment, the Company anticipates its remaining capital commitment of $5.7 million will be made through a series of future capital calls over the next two years. The Company owned approximately 2.9% of the Bay City Fund IV as of June 30, 2007. The Company’s capital commitment will expire in June 2009.

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

5.	SHORT-TERM INVESTMENTS AND INVESTMENTS (continued)

In May 2007, the Company became a limited partner in Bay City Capital Fund V, L.P., a venture capital fund established for the purpose of investing in life sciences companies. The Company has committed to invest up to a maximum of $10.0 million in this fund. As of June 30, 2007, there have not been any capital calls. Because no capital call can exceed 20% of the Company’s aggregate capital commitment, the Company anticipates its capital commitment will be made through a series of future capital calls over the term of its commitment. The Company’s capital commitment will expire on the fifth anniversary of the initial capital call.

In November 2003, the Company became a limited partner in A. M. Pappas Life Science Ventures III, L.P., a venture capital fund established for the purpose of making investments in equity securities of privately held companies in the life sciences, healthcare and technology industries. The Company has committed to invest up to a maximum of $4.8 million in this fund. Aggregate capital calls through June 30, 2007 were $1.5 million. In January 2007, the Pappas Fund made a cash distribution to its owners of which the Company’s portion was approximately $0.4 million. Because no capital call can exceed 10% of the Company’s aggregate capital commitment, the Company anticipates that its remaining capital commitment of $3.3 million will be made through a series of future capital calls over the next two years. The Company owned approximately 4.7% of the Pappas Fund as of June 30, 2007. The Company’s capital commitment will expire in May 2009.

6.	COMPREHENSIVE INCOME

Comprehensive income consisted of the following amounts on the dates set forth below:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2006	2007	2006	2007
Net income, as reported	$36,414	$42,647	$78,260	$84,634
Other comprehensive (loss) income
Cumulative translation adjustment	3,718	2,630	5,040	3,805
Change in fair value of hedging transaction, net of taxes of $41, $0, $140 and $0, respectively	96	—	327	—
Reclassification adjustment for hedging results included in direct costs, net of taxes of $56, $0, $88 and $0, respectively	133	—	206	—
Unrealized loss on investments, net of taxes of ($3,611), ($1,457), ($1,218), and ($1,365), respectively	(7,864)	(2,616)	(3,790)	(2,408)
Reclassification adjustment for gain realized included in other income	(782)	—	(782)	—

Total other comprehensive (loss) income	(4,699)	14	1,001	1,397

Comprehensive income	$31,715	$42,661	$79,261	$86,031

Accumulated other comprehensive income consisted of the following amounts on the dates set forth below:

(in thousands)	December 31, 2006	June 30, 2007
Translation adjustment	$14,487	$18,292
Pension liability, net of tax of ($3,326)	(7,762)	(7,762)
Net unrealized gain (loss) on investments, net of taxes of $244 and ($1,121), respectively	357	(2,051)

Total	$7,082	$8,479

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

7.	LONG-TERM DEBT

Long-term debt consisted of the following amounts on the dates set forth below:

(in thousands)	December 31, 2006	June 30, 2007
Construction loan facility, effective rate of 5.92%	$74,833	$—
Capital leases at interest rates up to 9.57%	326	69

	75,159	69
Less: current maturities	(75,159)	(69)

	$—	$—

In February 2006, the Company entered into an $80.0 million construction loan facility with Bank of America, N.A. Borrowings under this credit facility were used to finance the construction of the Company’s new corporate headquarters building and related parking facility in Wilmington, North Carolina, and bore interest at an annual fluctuating rate equal to the one-month London Interbank Offered Rate, or LIBOR, plus a margin of 0.6%. Interest on amounts borrowed under this construction loan facility was payable quarterly. The credit facility was scheduled to mature in February 2008, but during the six months ended June 30, 2007, the Company repaid all outstanding borrowings, totaling $74.8 million, under this facility.

Effective July 1, 2007, the Company renewed its $50.0 million revolving line of credit facility with Bank of America, N.A. Indebtedness under the facility is unsecured and subject to covenants relating to financial ratios and restrictions on certain types of transactions. This revolving credit facility does not expressly restrict or limit the payment of dividends. The Company was in compliance with all loan covenants as of June 30, 2007. Outstanding borrowings under the facility bear interest at an annual fluctuating rate equal to the one-month LIBOR plus a margin of 0.6%. Borrowings under this credit facility are available to provide working capital and for general corporate purposes. This credit facility is currently scheduled to expire in June 2008, at which time any outstanding balance will be due. As of June 30, 2007, no borrowings were outstanding under this credit facility, although the aggregate amount available for borrowing had been reduced by $1.2 million due to outstanding letters of credit issued under this facility.

8.	INCOME TAXES

The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109”, or FIN 48, on January 1, 2007. As of December 31, 2006, the Company had recorded a contingent tax liability of $9.1 million. As a result of the implementation of FIN 48, the Company reclassified $8.2 million of this liability to non-current liabilities and recognized an increase in this non-current liability of $22.8 million. This increase was accounted for as a $5.6 million decrease in retained earnings, a $15.9 million increase in deferred tax assets, and a $1.3 million increase in long-term assets as of January 1, 2007. The non-current liabilities are included in deferred rent and other and the non-current assets are included in other long-term assets on the Company’s consolidated condensed balance sheet.

The Company had gross unrecognized tax benefits of approximately $28.2 million as of January 1, 2007. Of this total, $11.6 million, net of the federal benefit on state taxes, is the amount that, if recognized, would result in a reduction of the Company’s effective tax rate. The Company does not anticipate a significant change in total unrecognized tax benefits or the Company’s effective tax rate due to the settlement of audits and the expiration of statute of limitations within the next 12 months.

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

8.	INCOME TAXES (continued)

The Company’s policy for recording interest and penalties associated with tax audits is to record them as a component of provision for income taxes. In conjunction with the adoption of FIN 48, the Company recognized approximately $4.0 million for the payment of interest and penalties at January 1, 2007. To the extent interest and penalties are not assessed with respect to uncertain tax positions, amounts accrued will be reduced and reflected as a reduction of the overall income tax provision.

The Company has analyzed filing positions in all of the significant federal, state and foreign jurisdictions where it is required to file income tax returns, as well as open tax years in these jurisdictions. The only periods subject to examination by the major tax jurisdictions where the Company does business are the 2003 through 2006 tax years. Various foreign income tax returns are under examination by taxing authorities. The Company does not believe that the outcome of any examination will have a material impact on its financial condition or results of operations.

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

Pension costs for the U.K. Plan included the following components:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2006	2007	2006	2007
Service cost	$442	$423	$866	$840
Interest cost	552	653	1,081	1,296
Expected return on plan assets	(506)	(679)	(991)	(1,348)
Amortization of net loss	181	137	355	272

Net periodic pension cost	$669	$534	$1,311	$1,060

For the six months ended June 30, 2007, the Company made contributions totaling $2.0 million and it anticipates contributing an additional $0.5 million to fund this plan during the remainder of 2007.

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

The Company is self-insured for health insurance for the majority of its employees located within the United States, but maintains stop-loss insurance on a “claims made” basis for expenses in excess of $0.28 million per member per year. As of December 31, 2006 and June 30, 2007, the Company maintained a reserve of approximately $7.4 million and $5.0 million, respectively, included in other accrued expenses on the consolidated condensed balance sheets, to cover open claims and estimated claims incurred but not reported.

The Company has commitments to invest an aggregate additional $19.0 million in three venture capital funds. For further details, see Note 5.

The Company has been involved in compound development and commercialization collaborations since 1997. The Company developed a risk-sharing research and development model to help pharmaceutical and biotechnology clients develop compounds. Through collaboration arrangements based on this model, the Company assists its clients by sharing the risks and potential rewards associated with the development and commercialization of drugs at various stages of development. As of June 30, 2007, the Company had four such arrangements that involve the potential future receipt of one or more of the following: payments upon the achievement of development and regulatory milestones; royalty payments if the compound is approved for sale; sales-based milestone payments; and a share of net sales up to a specified dollar limit. The compounds that are the subject of these collaborations are still in development and have not been approved for sale in any country.

The Company’s collaboration with ALZA Corporation, a subsidiary of Johnson & Johnson, for dapoxetine requires the Company to pay a royalty to Eli Lilly & Company of 5% on annual net sales of the compound in excess of $800 million. ALZA received a “not approvable” letter from the FDA in October 2005, but has continued its global development program and has said that it intends to file a marketing application for dapoxetine in Europe in late 2007 and is evaluating the possibility of a filing in Canada. As a result of the risks associated with drug development, including obtaining regulatory approval to sell in any country, the receipt of any further milestone payments, royalties or other payments with respect to any of the Company’s drug development collaborations is uncertain.

In February 2007, the Company exercised an option to license from Ranbaxy Laboratories Ltd. a statin compound that the Company intends to develop as a treatment for dyslipidemia, a metabolic disorder often characterized by high cholesterol levels. The option was exercised pursuant to an agreement entered into effective as of December 15, 2006. Upon exercise of the option, the Company paid a one-time license fee of $0.25 million. Under the agreement, the Company has an exclusive license to make, use, sell, import and sublicense the compound and any licensed product anywhere in the world for any human use. Ranbaxy retained a non-exclusive right to co-market licensed products in India and generic equivalents in any country in the world in which a third party has sold the generic equivalent of a licensed product. The Company is solely responsible, and will bear all costs and expenses, for the development, manufacture, marketing and commercialization of the compound and licensed products. In addition to the one-time license fee, the Company is obligated to pay Ranbaxy milestone payments upon the occurrence of specified clinical development events. If a licensed product is approved for sale, the Company must also pay Ranbaxy royalties based on sales of the product, as well as commercial milestone payments based on the achievement of specified worldwide sales targets. If all criteria are met, the total amount of potential clinical and sales-based milestones would be $44.0 million. The Company filed the investigational new drug application, or IND, for the statin compound in late March 2007. The Company completed a single ascending dose, first-in-human study for this statin in June 2007, and the compound was safe and well tolerated at all doses in this trial. The Company recently commenced a first-in-patient study and plans to proceed into a Phase II proof-of-concept study in the fourth quarter of 2007. In addition, the Company initiated a drug-drug interaction study to determine if there is any interaction between the Company’s statin and gemfibrozil, a fibrate commonly used to lower triglycerides.

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

10.	COMMITMENTS AND CONTINGENCIES (continued)

Under most of its agreements for Development services, the Company agrees to indemnify and defend the sponsor against third-party claims based on the Company’s negligence or willful misconduct. Any successful claims could have a material adverse effect on the Company’s financial condition, results of operations and future prospects.

In the normal course of business, the Company is a party to various claims and legal proceedings, including claims for alleged breaches of contract. In one proceeding against the Company, a former client claimed the Company breached its contract and committed tortious acts in conducting a clinical trial. That former client claimed that it did not owe the Company the remaining amounts due under the contract and sought other damages from the Company’s alleged breach of contract and tortious acts. This matter was settled in April 2007 and did not have a material impact on the Company’s financial condition or results of operations. In addition, in early 2007 the Company was named as a co-defendant in various lawsuits involving claims relating to Sanofi-Aventis’ FDA-approved antibiotic Ketek, for which the Company provided certain clinical trial services. The Company records a reserve for pending and threatened litigation matters when an adverse outcome is probable and the amount of the potential liability is reasonably estimable. Although the ultimate outcome of these matters is currently not determinable, management of the Company, after consultation with legal counsel, does not believe that the resolution of these matters will have a material effect upon the Company’s financial condition, results of operations or cash flows.

11.	BUSINESS SEGMENT DATA

Revenue by principal business segment is separately stated in the consolidated condensed financial statements. Income (loss) from operations and identifiable assets by principal business segment were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2006	2007	2006	2007
Income (loss) from operations:
Development	$49,655	$64,750	$98,253	$126,306
Discovery Sciences	(626)	(3,655)	11,704	(5,174)

Total	$49,029	$61,095	$109,957	$121,132

	December 31, 2006	June 30, 2007
Identifiable assets:
Development	$1,394,850	$1,457,530
Discovery Sciences	86,715	84,001

Total	$1,481,565	$1,541,531

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

With offices in 28 countries and more than 9,700 professionals worldwide, we have provided services to 45 of the top 50 pharmaceutical companies in the world as ranked by 2005 healthcare research and development spending. We also work with leading biotechnology and medical device companies and government organizations that sponsor clinical research. We are one of the world’s largest providers of drug development services to pharmaceutical, biotechnology and medical device companies and government organizations based on 2006 annual net revenues generated from contract research organizations.

Building on our outsourcing relationship with pharmaceutical and biotechnology clients, we established our discovery services business in 1997. This business primarily focuses on preclinical evaluations of anticancer and diabetes therapies, biomarker discovery and patient sample analysis services, and compound development and commercialization collaborations. We have developed a risk-sharing research and development model to help pharmaceutical and biotechnology clients develop compounds. Through collaborative arrangements based on this model, we assist our clients by sharing the risks and potential rewards of the development and commercialization of drugs at various stages of development.

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

Executive Overview

Our revenues are dependent on a relatively small number of industries and clients. As a result, we closely monitor the market for our services. For a discussion of the trends affecting our market, see “Item 1. Business—Trends Affecting the Drug Discovery and Development Industry” in our Annual Report on Form 10-K for the year ended December 31, 2006. Although we cannot predict the demand for CRO services for the remainder of 2007, we continue to believe that the traditional market drivers for our industry are intact. The volume of requests for proposals for our Phase II-IV clinical development services for the first six months of 2007 was comparable to the record period of the first half of 2006, so the demand for these services appears to be strong. Despite what appears to be a strong market, our new authorizations for the second quarter of 2007 were lower than expected. As a result, for the remainder of 2007, we intend to focus our resources on our business development efforts to increase our sales. We also plan to continue managing our recent growth and delivering timely, high quality services to our clients, which is fundamental to our business and future growth.

We believe there are specific opportunities for continued growth in certain areas of our business. Our Global Phase II through IV units had strong operating and financial performance in the first half of 2007, and we expect to see continued revenue growth in the remainder of 2007. We continue to add headcount within Phase II-IV global operations and are adding new offices in several countries and expanding our operations in others. Our bioanalytical laboratory also achieved strong revenue growth in the first half of 2007 and demand remains strong for LC/MS and immunochemistry services. Our GMP laboratory added 13 new clients in the second quarter of 2007 and demand from our European client base is increasing. The revenue in our central laboratory in the second quarter of 2007 was below our expectations due to slow specimen flow on several large awards where study start-up was delayed by the client. However, new central laboratory authorizations were well above our second quarter forecast, which we believe is evidence of solid demand for these services.

During the second quarter of 2007, we focused on recruiting for certain senior management and other positions within the Company. In May 2007, we hired William J. Sharbaugh as our new Chief Operating Officer. We are also actively recruiting for a Chief Financial Officer and selected other management positions to fill recent vacancies. We are pleased with the progress to date and plan to continue with our recruiting efforts.

We review various metrics to evaluate our financial performance, including period-to-period changes in backlog, new authorizations, cancellation rates, revenue, margins and earnings. In the second quarter of 2007, we had new authorizations of $473.0 million, a decrease of 0.6% over the second quarter of 2006. The cancellation rate for the second quarter of 2007 was 26.0%, higher than expected due in part to the low second quarter 2007 authorizations. Despite the lower-than-expected new authorizations in the second quarter, backlog grew to $2,386 million as of June 30, 2007, up 17.7% over June 30, 2006. The average length of the contracts in our backlog decreased to 31.3 months as of June 30, 2007 from 37.1 months as of June 30, 2006.

Backlog by client type as of June 30, 2007 was 49.3% pharmaceutical, 37.2% biotech and 13.5% government/other as compared to 51.6% pharmaceutical, 33.6% biotech and 14.8% government/other as of June 30, 2006. This change in the composition of our backlog is primarily the result of a decrease in authorizations from pharmaceutical companies and an increase in authorizations from biotech companies since June 2006. Net revenue by client type for the quarter ended June 30, 2007 was 59.1% pharmaceutical, 29.4% biotech and 11.5% government/other compared to 58.8% pharmaceutical, 28.8% biotech and 12.4% government/other for the quarter ended June 30, 2006.

For the second quarter of 2007, net revenue contribution by service area was 81.7% for Phase II-IV services, 13.3% for laboratory services, 3.6% for the Phase I clinic and 1.4% for discovery sciences compared to net revenue contribution for the year ended December 31, 2006 of 78.0% for Phase II-IV services, 15.3% for laboratory services, 3.8% for the Phase I clinic and 2.9% for discovery sciences. Top therapeutic areas by net revenue for the quarter ended June 30, 2007 were oncology, anti-infective/anti-viral, endocrine/metabolic, circulatory/cardiovascular and central nervous system. For a detailed discussion of our revenue, margins, earnings and other financial results for the quarter ended June 30, 2007, see “Results of Operations – Three Months Ended June 30, 2006 versus Three Months Ended June 30, 2007” below.

Capital expenditures for the three months ended June 30, 2007 totaled $24.7 million. These capital expenditures were primarily for computer software and hardware, construction costs for our new corporate headquarters building, scientific equipment for our laboratory units, and various building improvements. We made these investments to support our growing businesses and to improve the efficiencies of our operations. For the remainder of 2007, we expect to spend $37 million to $42 million for capital expenditures. The majority of the remaining forecasted capital expenditures are related to the up-fit costs for facilities, information technology expenditures and additional laboratory equipment.

As of June 30, 2007, we had $403.1 million of cash, cash equivalents and short-term investments. In the second quarter of 2007, we generated $23.6 million in cash from operations. The number of days’ revenue outstanding in accounts receivable and unbilled services, net of unearned income, also known as DSO, was 46.1 days for the six months ended June 30, 2007, up from 44.0 days for the year ended December 31, 2006. The increase in DSO is the result of, among other things, longer contractual payment terms, resulting in our accounts receivable aged more than 60 days increasing from 8.6% of total accounts receivable at December 31, 2006 to 13.2% of total accounts receivable at June 30, 2007. We are closely monitoring the timely billing and collection of receivables in accordance with our contractual payment terms, however DSO will continue to fluctuate from quarter to quarter based on future contract terms, the mix of contracts performed, and our success in collecting receivables.

With regard to our compound partnering arrangements, the dipeptidyl peptidase, or DPP4, program in type 2 diabetes with Takeda Pharmaceuticals continues to progress. In addition, ALZA Corporation, a subsidiary of Johnson & Johnson, said that it intends to file a marketing application for dapoxetine in Europe in late 2007 and is evaluating the possibility of a filing in Canada. Finally, Accentia continues to advance the SinuNase Phase III program for chronic sinusitis and has indicated that it expects to see results before the end of 2007.

In February 2007, we exercised an option to license a statin compound from Ranbaxy Laboratories Ltd. that we are developing as a treatment for dyslipidemia, a metabolic disorder often characterized by high cholesterol levels. We are solely responsible, and will bear all costs and expenses, for the development, manufacture, marketing and commercialization of the compound and licensed products. We filed the investigational new drug application, or IND, for the statin compound in late March 2007. We completed a single ascending dose, first-in-human study for this statin in June 2007, and the compound was safe and well tolerated at all doses in this trial. We recently commenced a first-in-patient study and plan to proceed into a Phase II proof-of-concept study in the fourth quarter of 2007. In addition, we initiated a drug-drug interaction study to determine if there is any interaction between our statin and gemfibrozil, a fibrate commonly used to lower triglycerides. As a result of the progression of the clinical development of this compound, we expect to incur significantly higher research and development expenses in the second half of 2007.

These drug development collaborations allow us to leverage our resources and global drug development expertise to create new opportunities for growth and to share the risks and potential rewards of drug development with our clients. For a background discussion of our compound partnering arrangements, see “Item 1. Business – Our Services – Our Discovery Sciences Group – Compound Collaboration Programs” in our Annual Report on Form 10-K for the year ended December 31, 2006. We believe our compound partnering strategy uses our cash resources and drug development expertise to drive mid- to long-term shareholder value. In the remainder of 2007, we plan to continue advancing our existing collaborations and evaluate new potential strategies and opportunities in this area.

New Business Authorizations and Backlog

New business authorizations, which are sales of our services, are added to backlog when we enter into a contract or letter of intent or receive a verbal commitment. Authorizations can vary significantly from quarter to quarter and contracts generally have terms ranging from several months to several years. We recognize revenue on these authorizations as services are performed. Our new authorizations for the three months ended June 30, 2006 and 2007 were $475.9 million and $473.0 million, respectively.

Our backlog consists of new business authorizations for which the work has not started but is anticipated to begin in the future and contracts in process that have not been completed. As of June 30, 2007, the remaining duration of the contracts in our backlog ranged from one to 118 months, with an average duration of 31.3 months. We expect the average duration of the contracts in our backlog to fluctuate from quarter to quarter in the future, based on the contracts constituting our backlog at any given time. Amounts included in backlog represent future revenue and exclude revenue that we have previously recognized. We adjust backlog on a monthly basis to account for fluctuations in exchange rates. Once work begins on a project included in backlog, we recognize net revenue over the life of the contract as services are performed. Our backlog as of June 30, 2006 and 2007 was $2,027 million and $2,386 million, respectively. For various reasons discussed in “Item 1. Business – Backlog” in our Annual Report on Form 10-K for the year ended December 31, 2006, our backlog might never be recognized as revenue and is not necessarily a meaningful predictor of future performance.

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

In connection with the management of clinical trials, we pay, on behalf of our clients, fees to investigators and test subjects as well as other out-of-pocket costs for items such as travel, printing, meetings and couriers, and our clients reimburse us for these costs. As required by Emerging Issues Task Force 01-14, amounts paid by us as a principal for out-of-pocket costs are included in direct costs as reimbursable out-of-pocket expenses and the reimbursements we receive as a principal are reported as reimbursed out-of-pocket revenue. In our statements of operations, we combine amounts paid by us as an agent for out-of-pocket costs with the corresponding reimbursements, or revenue, we receive as an agent. During the three months ended June 30, 2006 and 2007, fees paid to investigators and other fees we paid as an agent and the associated reimbursements were approximately $68.3 million and $91.2 million, respectively.

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

Three Months Ended June 30, 2006 versus Three Months Ended June 30, 2007

The following table sets forth amounts from our consolidated condensed financial statements along with the dollar and percentage change for the three months ended June 30, 2006 compared to the three months ended June 30, 2007.

	Three Months Ended June 30, (unaudited)
(in thousands, except per share data)	2006	2007	$ Inc (Dec)	% Inc (Dec)
Net revenue:
Development	$278,890	$316,527	$37,637	13.5%
Discovery Sciences	4,550	4,500	(50)	(1.1)
Reimbursed out-of-pockets	25,513	28,943	3,430	13.4

Total net revenue	308,953	349,970	41,017	13.3

Direct costs:
Development	140,022	157,515	17,493	12.5
Discovery Sciences	2,069	2,462	393	19.0
Reimbursable out-of-pocket expenses	25,513	28,943	3,430	13.4

Total direct costs	167,604	188,920	21,316	12.7

Research and development expenses	1,261	3,963	2,702	214.3
Selling, general and administrative expenses	79,649	82,149	2,500	3.1
Depreciation	11,286	13,765	2,479	22.0
Amortization	124	78	(46)	(37.1)

Income from operations	49,029	61,095	12,066	24.6

Interest and other income, net	4,521	4,015	(506)	(11.2)

Income before provision for income taxes	53,550	65,110	11,560	21.6
Provision for income taxes	17,136	22,463	5,327	31.1

Net income	$36,414	$42,647	$6,233	17.1%

Net income per diluted share	$0.31	$0.36	$0.05	16.1%

Total net revenue increased $41.0 million to $350.0 million in the second quarter of 2007. The increase in total net revenue resulted primarily from an increase in our Development segment revenue. The Development segment generated net revenue of $316.5 million, which accounted for 90.4% of total net revenue for the second quarter of 2007. The 13.5% increase in Development net revenue was primarily attributable to an increase in the level of Phase II through IV services we provided in the second quarter of 2007 as compared to 2006.

Total direct costs increased $21.3 million to $188.9 million in the second quarter of 2007 primarily as the result of an increase in the Development segment direct costs. Development direct costs increased $17.5 million to $157.5 million in the second quarter of 2007. The primary reason for this was an increase in personnel costs of $14.6 million due to the addition of over 750 new employees in our global Phase II through IV division. The remaining increase in development direct costs is primarily due to increased facility costs of $1.7 million as a result of the increase in personnel and an increase in professional fees of $1.4 million. Direct costs in the second quarter of 2007 were negatively impacted by approximately $3.4 million due to foreign currency fluctuation, as discussed below.

R&D expenses increased $2.7 million to $4.0 million in the second quarter of 2007. In February 2007, we exercised an option from Ranbaxy Laboratories Ltd. to license a statin compound that we are developing as a treatment for dyslipidemia, a metabolic disorder often characterized by high cholesterol levels. The increase in R&D expense in the second quarter of 2007 is primarily due to development costs associated with this compound. We are solely responsible for all costs and expenses for the development, manufacture, marketing and commercialization of the compound and licensed products. We plan to continue evaluating other compound partnering strategies and opportunities to drive mid- and long-term shareholder value. As a result of this new collaboration and any other compound partnering transaction that we might enter into in 2007, our R&D expense will increase in 2007 as compared to 2006.

SG&A expenses increased $2.5 million to $82.1 million in the second quarter of 2007. As a percentage of total net revenue, SG&A expenses decreased from 25.8% in the second quarter of 2006 to 23.5% in the second quarter of 2007. The increase in SG&A expenses in absolute terms includes additional personnel costs of $3.5 million due to hiring additional operations infrastructure and administrative personnel to support expanding operations and revenue growth. This increase was partially offset by a decrease in travel expenses of $1.0 million.

Depreciation expense increased $2.5 million to $13.8 million in the second quarter of 2007. The increase was related to property and equipment we acquired to accommodate our growth. Capital expenditures were $24.7 million in the second quarter of 2007. Capital expenditures included $10.9 million for computer software and hardware, $6.9 million for our new corporate headquarters building, $3.6 million for additional scientific equipment for our laboratory units and $3.5 million related to leasehold improvements at various sites. We expected depreciation to increase in 2007 as a result of substantial investments over the past couple years in information technology systems to support our global Phase II-IV business and the additional depreciation related to our new corporate headquarters building.

Income from operations increased $12.1 million from $49.0 million in the second quarter of 2006 to $61.1 million in the second quarter of 2007. Income from operations in the second quarter of 2007 was negatively impacted by approximately $3.1 million of foreign currency fluctuation, primarily due to the weakening of the U.S. dollar relative to the pound sterling and euro. Although these currency movements increased net revenue in the aggregate, the negative impact on income from operations is attributable to dollar-denominated contracts for services rendered in countries other than the United States. In these cases, revenue is not impacted by the weakening of the U.S. dollar, but the costs associated with performing these contracts and maintaining the foreign infrastructure, which are paid in local currency, increase when translated to U.S. dollars, resulting in lower operating profits.

Interest and other income, net decreased $0.5 million to $4.0 million in the second quarter of 2007. The higher interest and other income in the second quarter of 2006 was mainly attributable to several one-time gains during the second quarter of 2006, offset in part by an increase in interest income in 2007 resulting from higher interest rates and a 19.4% increase in our average cash, cash equivalents and short-term investments balance in the second quarter of 2007 as compared to the second quarter of 2006.

Our provision for income taxes increased $5.3 million to $22.5 million in the second quarter of 2007 due to an increase in pre-tax income. Our effective income tax rate for the second quarter of 2007 was 34.5% compared to 32.0% for the second quarter of 2006. The effective tax rate for the second quarter of 2006 was positively impacted by the recognition of state tax benefits and the closing of audit periods for several state tax positions. These reductions decreased the effective tax rate for the second quarter of 2006 by 5.3%. The remaining difference in our effective tax rates for the second quarter of 2007 compared to the second quarter of 2006 is due to an increase in nontaxable income from cash investments and the change in geographic distribution of our pretax earnings among locations with varying tax rates.

Net income of $42.6 million in the second quarter of 2007 represents an increase of 17.1% from $36.4 million in the second quarter of 2006. Net income per diluted share of $0.36 in the second quarter of 2007 represents a 16.1% increase from net income per diluted share of $0.31 in the second quarter of 2006.

Six Months Ended June 30, 2006 versus Six Months Ended June 30, 2007

The following table sets forth amounts from our consolidated condensed financial statements along with the dollar and percentage change for the six months ended June 30, 2006 compared to the six months ended June 30, 2007.

	Six Months Ended June 30, (unaudited)
(in thousands, except per share data)	2006	2007	$ Inc (Dec)	% Inc (Dec)
Net revenue:
Development	$536,639	$616,683	$80,044	14.9%
Discovery Sciences	23,499	8,883	(14,616)	(62.2)
Reimbursed out-of-pockets	48,184	56,656	8,472	17.6

Total net revenue	608,322	682,222	73,900	12.1

Direct costs:
Development	268,439	309,430	40,991	15.3
Discovery Sciences	4,477	4,820	343	7.7
Reimbursable out-of-pocket expenses	48,184	56,656	8,472	17.6

Total direct costs	321,100	370,906	49,806	15.5

Research and development expenses	1,942	5,868	3,926	202.2
Selling, general and administrative expenses	152,617	157,887	5,270	3.5
Depreciation	22,309	26,273	3,964	17.8
Amortization	397	156	(241)	(60.7)

Income from operations	109,957	121,132	11,175	10.2

Interest and other income, net	7,480	8,574	1,094	14.6

Income before provision for income taxes	117,437	129,706	12,269	10.4
Provision for income taxes	39,177	45,072	5,895	15.0

Net income	$78,260	$84,634	$6,374	8.1%

Net income per diluted share	$0.66	$0.71	$0.05	7.6%

Total net revenue increased $73.9 million to $682.2 million in the first six months of 2007. The increase in total net revenue resulted primarily from an increase in our Development segment revenue partially offset by a decrease in our Discovery Sciences segment revenue. The Development segment generated net revenue of $616.7 million, which accounted for 90.4% of total net revenue for the first six months of 2007. The 14.9% increase in Development net revenue was primarily attributable to an increase in the level of Phase II through IV services we provided in the first six months of 2007 as compared to the first six months of 2006.

The Discovery Sciences segment generated net revenue of $8.9 million in the first six months of 2007, a decrease of $14.6 million from the first six months of 2006. The higher 2006 Discovery Sciences net revenue was mainly attributable to the $15.0 million milestone payment we earned from Takeda in March 2006 under the DPP4 agreement as a result of dosing of the twentieth patient in the Phase III trial.

Total direct costs increased $49.8 million to $370.9 million in the first six months of 2007, primarily as the result of an increase in Development segment direct costs. Development direct costs increased $41.0 million to $309.4 million in the first six months of 2007. The primary reason for this was an increase in personnel costs of $32.2 million due to the addition of over 750 new employees in our global Phase II through IV division. The remaining increase in development direct costs is primarily due to increased facility costs of $5.4 million as a result of the increase in personnel and an increase in professional fees of $4.4 million. Direct costs in the first six months of 2007 were negatively impacted by approximately $6.7 million due to foreign currency fluctuation, as discussed below.

R&D expenses increased $3.9 million to $5.9 million in the first six months of 2007. In February 2007, we exercised an option from Ranbaxy Laboratories Ltd. to license a statin compound that we are developing as a treatment for dyslipidemia, a metabolic disorder often characterized by high cholesterol levels. The increase in R&D expense in the first six months of 2007 is primarily due to development costs associated with this compound. We are solely responsible for all costs and expenses for the development, manufacture, marketing and commercialization of the compound and licensed products. We plan to continue evaluating other compound partnering strategies and opportunities to drive mid- and long-term shareholder value. As a result of this new collaboration and any other compound partnering transaction that we might enter into in 2007, our R&D expense will increase during 2007 as compared to 2006.

SG&A expenses increased $5.3 million to $157.9 million in the first six months of 2007. As a percentage of total net revenue, SG&A expenses decreased to 23.1% in the first six months of 2007 compared to 25.1% in the first six months of 2006. The increase in SG&A expenses in absolute terms includes additional personnel costs of $8.4 million due to hiring additional operations infrastructure and administrative personnel to support expanding operations and revenue growth, as well as an additional $1.2 million in facility costs related to the increase in personnel. These increases were partially offset by decreases in travel costs of $1.6 million, loss on disposal of assets of $1.4 million and contract labor costs of $0.8 million.

Depreciation expense increased $4.0 million to $26.3 million in the first six months of 2007. The increase was related to property and equipment we acquired to accommodate our growth. Capital expenditures were $57.4 million in the first six months of 2007. We expect depreciation to increase in 2007 as a result of substantial investments over the past couple years in information technology systems to support our global Phase II-IV business and the additional depreciation related to our new corporate headquarters building.

Income from operations increased $11.2 million to $121.1 million in the first six months of 2007. Income from operations in the first six months of 2007 was negatively impacted by approximately $4.9 million of foreign currency fluctuation, primarily due to the weakening of the U.S. dollar relative to the pound sterling and euro. Although these currency movements increased net revenue in the aggregate, the negative impact on income from operations is attributable to dollar-denominated contracts for services rendered in countries other than the United States. In these cases, revenue is not impacted by the weakening of the U.S. dollar, but the costs associated with performing these contracts and maintaining the foreign infrastructure, which are paid in local currency, increase when translated to U.S. dollars, resulting in lower operating profits. Income from operations in the first six months of 2006 included a $15.0 million milestone payment from Takeda under the DPP4 collaboration agreement.

Interest and other income, net increased $1.1 million to $8.6 million in the first six months of 2007. Interest and other income in the first six months of 2006 included several one-time gains during the second quarter of 2006, offset in part by an increase in interest income in 2007 resulting from higher interest rates and a 27.1% increase in our average cash, cash equivalents and short-term investments balance in the first six months of 2007 as compared to the first six months of 2006.

Our provision for income taxes increased $5.9 million to $45.1 million in the first six months of 2007. Our effective income tax rate for the first six months of 2007 was 34.7% compared to 33.4% for the first six months of 2006. The effective tax rate for the first six months of 2006 was positively impacted by the recognition of state tax benefits and the closing of audit periods for several state tax positions. These reductions decreased the effective tax rate for the first six months of 2006 by 2.4%. The remaining difference in our effective tax rates for the first six months of 2007 compared to the first six months of 2006 is due to an increase in nontaxable income from cash investments and the change in the geographic distribution of our pretax earnings among locations with varying tax rates.

Net income of $84.6 million in the first six months of 2007 represents an increase of 8.1% from $78.3 million in the first six months of 2006. Net income per diluted share of $0.71 in the first six months of 2007 represents a 7.6% increase from net income per diluted share of $0.66 in the first six months of 2006. Earnings per diluted share for the first six months of 2006 included $0.08 per diluted share related to the Takeda DPP4 milestone.

Liquidity and Capital Resources

As of June 30, 2007, we had $107.7 million of cash and cash equivalents, and $295.4 million of short-term investments. Our cash and cash equivalents and short-term investments are invested in financial instruments that are rated A or better by Standard & Poor’s or Moody’s and earn interest at market rates. Our expected primary cash needs on both a short- and long-term basis are for capital expenditures, expansion of services, possible acquisitions, investments and compound partnering collaborations, geographic expansion, dividends, working capital and other general corporate purposes. We have historically funded our operations, dividends and growth, including acquisitions, primarily with cash flow from operations.

In the first six months of 2007, our operating activities provided $84.6 million in cash as compared to $104.8 million for the same period last year. The primary decreases in cash flow from operating activities, comparing the two periods mentioned above, were due to a decrease in accounts payable and other accrued expenses of $19.0 million, an increase in receivables of $8.0 million, an increase in advance payments of $5.3 million, a decrease in current income taxes of $4.3 million, a decrease in unearned income of $4.1 million and an increase in other assets of $4.1 million. These uses of cash were partially offset by an increase in payables to investigators of $14.2 million. The decrease in accounts payable and other accrued expenses in the six months ended June 30, 2007 as compared to the six months ended June 30, 2006 was due to decreases in benefit accruals and accruals related to software license and maintenance agreements.

In the first six months of 2007, we used $96.7 million of cash in investing activities. We used cash to purchase available-for-sale investments of $177.0 million, make capital expenditures of $57.4 million and purchase investments of $1.5 million. These amounts were partially offset by maturities and sales of available-for-sale investments of $136.9 million, proceeds from the sale of property and equipment of $1.5 million primarily related to the sale of our building in Kersewell, Scotland, and proceeds from our investments of $0.7 million. Our capital expenditures in the first six months of 2007 primarily consisted of $28.6 million for our new corporate headquarters building, $14.7 million for computer software and hardware, $6.6 million for additional scientific equipment for our laboratory units and $5.9 million related to leasehold improvements at various sites. We expect our capital expenditures for the remainder of 2007 will be approximately $37 million to $42 million. The majority of the remaining forecasted capital expenditures are related to the up-fit costs for facilities, information technology expenditures and additional laboratory equipment.

In the first six months of 2007, we used $61.6 million of cash in financing activities. We paid $74.8 million to retire our construction loan for our new headquarters building, paid dividends of $7.1 million and made repayments of capital lease obligations of $0.3 million. These amounts were partially offset by proceeds of $17.7 million from stock option exercises and purchases under our employee stock purchase plan, as well as $2.9 million in income tax benefits from the exercise of stock options and disqualifying dispositions of stock. In addition, we borrowed and subsequently repaid $25.0 million under our revolving credit facility in connection with the construction of the new headquarters building.

The following table sets forth amounts from our consolidated balance sheet affecting our working capital, along with the dollar amount of the change from December 31, 2006 to June 30, 2007.

(in thousands)	December 31, 2006	June 30, 2007	$ Inc (Dec)

Current assets:
Cash and cash equivalents	$179,795	$107,710	$(72,085)
Short-term investments	255,876	295,427	39,551
Accounts receivable and unbilled services, net	408,917	453,348	44,431
Income tax receivable	510	299	(211)
Investigator advances	13,490	15,066	1,576
Prepaid expenses and other current assets	36,495	45,893	9,398
Deferred tax assets	13,119	21,760	8,641

Total current assets	$908,202	$939,503	$31,301

Current liabilities:
Accounts payable	$15,235	$24,657	$9,422
Payables to investigators	43,717	52,721	9,004
Accrued income taxes	16,560	23,229	6,669
Other accrued expenses	149,027	137,633	(11,394)
Deferred tax liabilities	86	98	12
Unearned income	195,707	184,289	(11,418)
Current maturities of long-term debt and capital lease obligations	75,159	69	(75,090)

Total current liabilities	$495,491	$422,696	$(72,795)

Working capital	$412,711	$516,807	$104,096

Working capital as of June 30, 2007 was $516.8 million compared to $412.7 million at December 31, 2006. The increase in working capital was due primarily to increases in short-term investments and accounts receivable and unbilled services and decreases in current maturities of debt, unearned income and other accrued expenses. These increases were partially offset by a decrease in cash and cash equivalents.

The number of days’ revenue outstanding in accounts receivable and unbilled services, net of unearned income, also known as DSO, increased to 46.1 days for the six months ended June 30, 2007 from 44.0 days for the year ended December 31, 2006. We calculate DSO by dividing accounts receivable and unbilled services less unearned income by average daily gross revenue for the applicable period. The increase in DSO is the result of, among other things, longer contractual payment terms, resulting in our accounts receivable aged more than 60 days increasing from 8.6% of total accounts receivable at December 31, 2006 to 13.2% of total accounts receivable at June 30, 2007. We are closely monitoring the timely billing and collection of receivables in accordance with our contractual payment terms, however DSO will continue to fluctuate from quarter to quarter based on future contract terms, the mix of contracts performed, and our success in collecting receivables.

We assess our investment portfolio on a quarterly basis for other-than-temporary impairments. At June 30, 2007, the cost basis of our investment in Accentia exceeded its fair value by $3.7 million. The security has been in a loss position for less than four months. Each quarter we evaluate the market condition of the overall industry, historical and projected financial performance and market values, the status of the company’s development and commercialization efforts, expected cash needs, and recent funding events, as well as our expected holding period and the length of time and the extent to which the fair value of our investment has been less than cost. Based on our assessment of the above factors, we did not consider the unrealized loss to be an other-than-temporary impairment at June 30, 2007.

Effective July 1, 2007, we renewed our $50.0 million revolving credit facility with Bank of America, N. A. Indebtedness under the facility is unsecured and subject to covenants relating to financial ratios and restrictions on certain types of transactions. This revolving credit facility does not expressly restrict or limit the payment of dividends, and we do not expect any of the covenants to affect our ability to pay dividends under our cash dividend policy for the foreseeable future. We were in compliance with all loan covenants as of June 30, 2007. Outstanding borrowings under the facility bear interest at an annual fluctuating rate equal to the one-month London Interbank Offered Rate, or LIBOR, plus a margin of 0.6%. Borrowings under this credit facility are available to provide working capital and for general corporate purposes. This credit facility is currently scheduled to expire in June 2008, at which time any outstanding balance will be due. As of June 30, 2007, no borrowings were outstanding under this credit facility, although the aggregate amount available for borrowing had been reduced by $1.2 million due to outstanding letters of credit issued under this facility.

In February 2006, we entered into an $80.0 million construction loan facility with Bank of America, N.A. This construction loan facility was in addition to the $50.0 million revolving credit facility discussed above. Indebtedness under the construction loan facility was unsecured and subject to the same covenants as the revolving credit facility, as well as additional covenants commonly used in construction loan agreements. Borrowings under this credit facility were used to finance the construction of our new corporate headquarters building and related parking facility in Wilmington, North Carolina, and bore interest at an annual fluctuating rate equal to the one-month LIBOR plus a margin of 0.6%. This credit facility was scheduled to mature in February 2008, but during the six months ended June 30, 2007, we repaid all outstanding borrowings, totaling $74.8 million, under this facility.

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

We have commitments to invest an aggregate additional $19.0 million in three venture capital funds. For further details, see Note 5 in the Notes to Consolidated Condensed Financial Statements.

We adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109”, or FIN 48, as of January 1, 2007. As of December 31, 2006, we had recorded a contingent tax liability of $9.1 million. As a result of the implementation of FIN 48, we reclassified $8.2 million of this liability to non-current liabilities and recognized an increase in this non-current liability of $22.8 million. This increase was accounted for as a $5.6 million decrease in retained earnings, a $15.9 million increase in deferred tax assets, and a $1.3 million increase in long-term assets as of January 1, 2007. We had gross unrecognized tax benefits of approximately $28.2 million as of January 1, 2007. Of this total, $11.6 million, net of the federal benefit on state taxes, is the amount that, if recognized, would result in a reduction of our effective tax rate. We do not anticipate a significant change in total unrecognized tax benefits or our effective tax rate due to the settlement of audits and the expiration of statute of limitations within the next 12 months.

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

We analyzed filing positions in all of the significant federal, state and foreign jurisdictions where we are required to file income tax returns, as well as open tax years in these jurisdictions. The only periods subject to examination by the major tax jurisdictions where we do business are the 2003 through 2006 tax years. Various foreign income tax returns are under examination by taxing authorities. We do not believe that the outcome of any examination will have a material impact on our financial condition or results of operations.

We have been involved in compound development and commercialization collaborations since 1997. We developed a risk-sharing research and development model to help pharmaceutical and biotechnology clients develop compounds. Through collaboration arrangements based on this model, we assist our clients by sharing the risks and potential rewards associated with the development and commercialization of drugs at various stages of development. As of June 30, 2007, we had four such arrangements that involve the potential future receipt of one or more of the following: payments upon the achievement of development and regulatory milestones; royalty payments if the compound is approved for sale; sales-based milestone payments; and a share of net sales up to a specified dollar limit. The compounds that are the subject of these collaborations are still in development and have not been approved for sale in any country.

Our collaboration with ALZA Corporation, a subsidiary of Johnson & Johnson, for dapoxetine requires us to pay a royalty to Eli Lilly & Company of 5% on annual net sales of the compound in excess of $800 million. ALZA received a “not approvable” letter from the FDA in October 2005, but has continued its global development program and has said that it intends to file a marketing application for dapoxetine in Europe in late 2007 and is evaluating the possibility of a filing in Canada. As a result of the risks associated with drug development, including obtaining regulatory approval to sell in any country, the receipt of any further milestone payments, royalties or other payments with respect to any of our drug development collaborations is uncertain.

In February 2007, we exercised an option to license from Ranbaxy Laboratories Ltd. a statin compound that we intend to develop as a treatment for dyslipidemia, a metabolic disorder often characterized by high cholesterol levels. The option was exercised pursuant to an agreement entered into effective as of December 15, 2006. Upon exercise of the option, we paid a one-time license fee of $0.25 million. Under the agreement, we have an exclusive license to make, use, sell, import and sublicense the compound and any licensed product anywhere in the world for any human use. We are solely responsible, and will bear all costs and expenses, for the development, manufacture, marketing and commercialization of the compound and licensed products. In addition to the one-time license fee, we are obligated to pay Ranbaxy milestone payments upon the occurrence of specified clinical development events. If a licensed product is approved for sale, we must also pay Ranbaxy royalties based on sales of the product, as well as commercial milestone payments based on the achievement of specified worldwide sales targets. If all criteria are met, the total amount of potential clinical and sales-based milestones would be $44.0 million. We filed the investigational new drug application, or IND, for the statin compound in late March 2007. We completed a single ascending dose, first-in-human study for this statin in June 2007, and the compound was safe and well tolerated at all doses in this trial. We recently commenced a first-in-patient study and plan to proceed into a Phase II proof-of-concept study in the fourth quarter of 2007. In addition, we initiated a drug-drug interaction study to determine if there is any interaction between our statin and gemfibrozil, a fibrate commonly used to lower triglycerides.

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

Contractual Obligations

As a result of the adoption of FIN 48 on January 1, 2007, we have a liability of unrecognized tax benefits of approximately $28.2 million. We estimate that approximately $0.6 million will be paid in the next 12 months. We are unable to reasonably estimate the amount or timing of payments for the remainder of the liability. Other than the adoption of FIN 48, there have been no significant changes to the Contractual Obligation table included in our Annual Report on Form 10-K for the year ended December 31, 2006.

Critical Accounting Policies and Estimates

The preparation of financial statements in accordance with generally accepted accounting pronouncements requires management to make estimates and assumptions that affect reported amounts and related disclosures. We have discussed those estimates that we believe are critical and require the use of complex judgment in their application in our 2006 Annual Report on Form 10-K. In addition, we adopted FIN 48 as of January 1, 2007. FIN 48 requires significant judgment in determining what constitutes an individual tax position as well as assessing the outcome of each tax position. Changes in judgment as to recognition or measurement of tax positions can materially affect the estimate of our effective tax rate and, consequently, our operating results. We consider many factors when evaluating and estimating our tax positions and tax benefits, which may require periodic adjustments and which may not accurately anticipate actual outcomes. Other than the adoption of FIN 48, our critical accounting policies and the methodologies and assumptions we apply under them have not materially changed since the date of our 2006 Annual Report on Form 10-K. For more detailed information on our critical accounting policies and estimates, see our Annual Report on Form 10-K for the year ended December 31, 2006.

Recent Accounting Pronouncements

Recently issued accounting standards relevant to our financial statements, which are described in “Recent Accounting Pronouncements” in Note 1 in the Notes to Consolidated Condensed Financial Statements are:

Date	Title	Effective Date
July 2006	Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109”	Fiscal years beginning after December 15, 2006

September 2006	SFAS No. 157, “Fair Value Measurements”	Fiscal years beginning after November 15, 2007 and interim periods within those years

September 2006	SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R)”	Recognition of asset and liability of funded status – fiscal years ending after December 15, 2006. Measurement date provision – fiscal years ending after December 15, 2008

February 2007	SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115”	Fiscal years beginning after November 15, 2007

June 2007	EITF Issue 06-11, “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards”	Fiscal years beginning after December 15, 2007

June 2007	EITF Issue 07-03, “Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities”	Fiscal years beginning after December 15, 2007

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

Potential Liability and Insurance

Drug development services involve the testing of potential drug candidates on human volunteers pursuant to a study protocol. This testing exposes us to the risk of liability for personal injury or death to volunteers and patients resulting from, among other things, possible unforeseen adverse side effects or improper administration of the study drug or use of the drug following regulatory approval. For example, we have been named as a defendant in a number of lawsuits relating to the antibiotic Ketek, as described in Part II, Item 1 – “Legal Proceedings”. We attempt to manage our risk of liability for personal injury or death to volunteers and patients from administration of study products through standard operating procedures, patient informed consent, contractual indemnification provisions with clients and insurance. We monitor clinical trials in compliance with government regulations and guidelines. We have established global standard operating procedures intended to satisfy regulatory requirements in all countries in which we have operations and to serve as a tool for controlling and enhancing the quality of drug development services. The contractual indemnifications generally do not protect us against all our own actions, such as gross negligence. We currently maintain professional liability insurance coverage with limits we believe are adequate and appropriate.

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

Recent consolidations and other transactions involving competitors could increase the competition within our industry for clients, experienced personnel and acquisition candidates. For example, in 2006, Covance acquired Radiant Research and

Kendle acquired the Phase II-IV clinical business of Charles River Laboratories. These consolidations and other potential future transactions, such as the recently announced acquisition of PRA International by Genstar Capital, a private equity firm, could increase competition in our industry.

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

We are exposed to foreign currency risk by virtue of our international operations. We derived approximately 32.1% and 34.9% of our net revenues for the three months ended June 30, 2006 and 2007, respectively, from operations outside the United States. We generally reinvest funds generated by each subsidiary in the country where they are earned. Our operations in the United Kingdom generated more than 37.6% of our net revenue from international operations during the three months ended June 30, 2007. Accordingly, we are exposed to adverse movements in foreign currencies, predominately in the pound sterling.

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

We also have currency risk resulting from the passage of time between the invoicing of clients under contracts and the collection of client payments against those invoices. If a contract is denominated in a currency other than the subsidiary’s local currency, we recognize a receivable at the time of invoicing for the local currency equivalent of the foreign currency invoice amount. Changes in exchange rates from the time the invoice is prepared until payment from the client will result in our receiving either more or less in local currency than the local currency equivalent of the receivable. We recognize this difference as a foreign currency transaction gain or loss, as applicable, and report it in other income, net. If the exchange rate on accounts receivable balances denominated in pounds sterling had increased by 10%, our foreign currency transaction loss would have increased by $2.2 million in the quarter ended June 30, 2007.

Our strategy for managing foreign currency risk relies primarily on receiving payment in the same currency used to pay expenses. If the U.S. dollar had weakened an additional 10% relative to the pound sterling, euro and Brazilian real in the second quarter of 2007, net income would have been approximately $2.1 million lower for the quarter based on revenues and costs related to our foreign operations. From time to time, we also enter into foreign currency hedging activities in an effort to manage our potential foreign exchange exposure. At June 30, 2007, no such hedging contracts were outstanding. In July 2007, we entered into a foreign exchange forward contract in order to hedge a portion of our foreign currency exposure. The face amount of this foreign exchange contract was $36.0 million.

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

We are exposed to changes in interest rates on our cash, cash equivalents and short-term investments and amounts outstanding under notes payable and lines of credit. We invest our cash and cash equivalents in financial instruments with interest rates based on financial market conditions. We do not expect that a 10% change in interest rates in the future would have a material effect on our financial condition or results of operations.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

Disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) are designed only to provide reasonable assurance that information to be disclosed in our Exchange Act Reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Accounting Officer (who is currently our principal financial officer), of the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b). Based upon that evaluation, our Chief Executive Officer and Chief Accounting Officer have concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report to provide the reasonable assurance discussed above.

Internal Control Over Financial Reporting

There were no changes in internal control over financial reporting during the second quarter of 2007 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1.	Legal Proceedings

In early 2007, we were named as a co-defendant in lawsuits alleging injuries to patients who took Sanofi-Aventis’ FDA-approved antibiotic Ketek, for which we provided certain clinical trial services. These lawsuits include: Campbell v. Sanofi-Aventis, et al. filed in the Circuit Court of Etowah County, Alabama; Gregg and Gregg v. Sanofi-Aventis, et al., Manley and Manley v. Sanofi-Aventis, et al., Bennett v. Sanofi-Aventis et al., Henry v. Sanofi-Aventis et al., and Hamm v. Sanofi-Aventis, et al., each filed in Superior Court of New Jersey, Middlesex County; and Carpenter v. Sanofi-Aventis, et al. filed in the Superior Court in Mecklenburg County, North Carolina. More similar suits are possible. These suits claim unspecified damages and allege multiple causes of action, including negligence, misrepresentation, breach of warranty, conspiracy, wrongful death in at least two cases and violations of various state and federal statutes, including unfair and deceptive trade practices acts. While there can be no assurance of a successful outcome and litigation costs can be material, we do not believe that they have merit and intend to vigorously defend ourself in these matters.

Item 4.	Submission of Matters to a Vote of Security Holders

The 2007 Annual Meeting of Shareholders of the Company was held on May 16, 2007. At the Annual Meeting, the following directors were elected to office for the ensuing year and were approved by the following votes:

	For	Withheld
Stuart Bondurant	91,728,394	7,470,402

Fredric N. Eshelman	98,749,205	449,591

Marye Anne Fox	98,584,535	614,261

Frederick Frank	74,865,468	24,333,328

David L. Grange	86,125,842	13,072,954

Catherine M. Klema	81,296,505	17,902,291

Terry Magnuson	98,730,105	468,691

Ernest Mario	91,590,519	7,608,277

John A. McNeill, Jr.	91,459,796	7,739,000

Item 6.	Exhibits

(a)	Exhibits

10.245	Fifth Amendment dated July 1, 2007 to Loan Agreement, between Pharmaceutical Product Development, Inc. and Bank of America, N.A.

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)

31.2	Certification of the Chief Accounting Officer pursuant to Rule 13a-14(a)

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 – Chief Executive Officer

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 – Chief Accounting Officer

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC.
(Registrant)

By	/s/ Fredric N. Eshelman
Chief Executive Officer
(Principal Executive Officer)

By	/s/ Peter Wilkinson
Chief Accounting Officer
(Principal Financial Officer)

Date: August 6, 2007