Form 10-Q
period 2007-09-30
PHARMACEUTICAL PRODUCT DEVELOPMENT INC
filed 2007-11-07
CIK 1003124

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2007.

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 118,901,216 shares of common stock, par value $0.05 per share, as of October 31, 2007.

Part I. FINANCIAL INFORMATION

Item 1.	Financial Statements

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2007	2006	2007
Net Revenue:
Development	$285,348	$323,769	$821,987	$940,452
Discovery Sciences	4,456	4,694	27,955	13,577
Reimbursed out-of-pockets	23,344	28,732	71,528	85,388

Total net revenue	313,148	357,195	921,470	1,039,417

Direct Costs:
Development	144,121	163,221	412,560	472,651
Discovery Sciences	2,416	2,775	6,893	7,595
Reimbursable out-of-pocket expenses	23,344	28,732	71,528	85,388

Total direct costs	169,881	194,728	490,981	565,634

Research and development expenses	1,887	8,353	3,829	14,221
Selling, general and administrative expenses	77,289	87,129	229,906	245,016
Depreciation	12,008	14,057	34,317	40,330
Amortization	84	78	481	234

Total operating expenses	261,149	304,345	759,514	865,435

Income from operations	51,999	52,850	161,956	173,982
Interest income, net	3,831	4,229	10,133	13,017
Other (expense) income, net	(53)	(5)	1,125	(219)

Income before provision for income taxes	55,777	57,074	173,214	186,780
Provision for income taxes	18,964	18,834	58,141	63,906

Net income	$36,813	$38,240	$115,073	$122,874

Net income per common share:
Basic	$0.31	$0.32	$0.99	$1.04

Diluted	$0.31	$0.32	$0.97	$1.03

Dividends declared per common share	$0.025	$0.03	$0.075	$0.09

Weighted average number of common shares outstanding:
Basic	116,971	118,739	116,608	118,297
Dilutive effect of stock options and restricted stock	1,820	1,326	1,791	1,462

Diluted	118,791	120,065	118,399	119,759

The accompanying notes are an integral part of these consolidated condensed financial statements.

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

(in thousands)

Assets
	December 31, 2006	September 30, 2007
		(unaudited)
Current assets:
Cash and cash equivalents	$179,795	$135,658
Short-term investments	255,876	308,519
Accounts receivable and unbilled services, net	408,917	468,715
Income tax receivable	510	2,046
Investigator advances	13,490	14,253
Prepaid expenses and other current assets	36,495	53,157
Deferred tax assets	13,119	20,935

Total current assets	908,202	1,003,283

Property and equipment, net	323,539	361,354
Goodwill	212,382	214,881
Investments	22,478	21,107
Intangible assets	2,014	1,780
Long-term deferred tax assets	11,368	12,159
Other long-term assets	1,582	2,539

Total assets	$1,481,565	$1,617,103

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$15,235	$25,189
Payables to investigators	43,717	55,384
Accrued income taxes	16,560	17,205
Other accrued expenses	149,027	154,900
Deferred tax liabilities	86	104
Unearned income	195,707	191,072
Current maturities of long-term debt and capital lease obligations	75,159	6

Total current liabilities	495,491	443,860

Accrued additional pension liability	10,768	10,597
Deferred tax liabilities	4,247	5,749
Long-term accrued income taxes	—	29,346
Deferred rent and other	18,159	18,059

Total liabilities	528,665	507,611

Shareholders’ equity:
Common stock	5,881	5,942
Paid-in capital	449,173	491,391
Retained earnings	490,764	597,413
Accumulated other comprehensive income	7,082	14,746

Total shareholders’ equity	952,900	1,109,492

Total liabilities and shareholders’ equity	$1,481,565	$1,617,103

The accompanying notes are an integral part of these consolidated condensed financial statements.

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Nine Months Ended September 30,
	2006	2007
Cash flows from operating activities:
Net income	$115,073	$122,874
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	34,798	40,564
Stock compensation expense	15,270	15,879
Loss (gain) on disposal of assets, net	1,397	(187)
Gain on investments	(782)	(54)
Provision (benefit) for doubtful accounts	628	(208)
Provision for deferred income taxes	6,287	6,048
Change in operating assets and liabilities	(56,246)	(38,660)

Net cash provided by operating activities	116,425	146,256

Cash flows from investing activities:
Purchases of property and equipment	(106,574)	(80,089)
Proceeds from sale of property and equipment	39	1,599
Purchases of available-for-sale investments	(601,693)	(338,903)
Maturities and sales of available-for-sale investments	488,158	285,137
Purchase of note receivable	(7,474)	—
Proceeds from investments	1,482	979
Purchases of investments	(992)	(2,335)

Net cash used in investing activities	(227,054)	(133,612)

Cash flows from financing activities:
Principal repayments of long-term debt	(6,005)	—
Proceeds from construction loan	38,993	—
Repayment of construction loan	—	(74,833)
Proceeds from revolving credit facility	—	24,986
Repayment of revolving credit facility	—	(24,986)
Repayment of capital leases obligations	(1,083)	(319)
Proceeds from exercise of stock options and employee stock purchase plan	19,078	22,766
Income tax benefit from exercise of stock options and disqualifying dispositions of stock	4,265	3,774
Cash dividends paid	(8,774)	(10,673)

Net cash provided by (used in) financing activities	46,474	(59,285)

Effect of exchange rate changes on cash and cash equivalents	3,013	2,504

Net decrease in cash and cash equivalents	(61,142)	(44,137)
Cash and cash equivalents, beginning of the period	182,000	179,795

Cash and cash equivalents, end of the period	$120,858	$135,658

The accompanying notes are an integral part of these consolidated condensed financial statements.

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

1. SIGNIFICANT ACCOUNTING POLICIES

The significant accounting policies followed by Pharmaceutical Product Development, Inc. and its subsidiaries (collectively the “Company”) for interim financial reporting are consistent with the accounting policies followed for annual financial reporting. The Company prepared these unaudited consolidated condensed financial statements in accordance with Rule 10-01 of Regulation S-X and, in management’s opinion, has included all adjustments of a normal recurring nature necessary for a fair presentation. The accompanying consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. The results of operations for the three-month and nine-month periods ended September 30, 2007 are not necessarily indicative of the results to be expected for the full year or any other period. The amounts in the December 31, 2006 consolidated condensed balance sheet are derived from the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

Principles of consolidation

The accompanying unaudited consolidated condensed financial statements include the accounts and results of operations of the Company. All intercompany balances and transactions have been eliminated in consolidation.

Recent accounting pronouncements

In July 2006, the Financial Accounting Standards Board, or FASB, issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109”, or FIN 48, which establishes a single model to address accounting for uncertainty in tax positions. FIN 48 prescribes a recognition threshold that a tax position is required to meet before being recognized in the financial statements and provides guidance on de-recognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition issues. FIN 48 is effective for fiscal years beginning after December 15, 2006, so the Company adopted FIN 48 as of January 1, 2007. The cumulative impact of applying the provisions of FIN 48 was an adjustment to the opening balance of retained earnings. See Note 9 for further details.

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

In June 2007, the FASB reached a consensus on Emerging Issues Task Force, or EITF, Issue No. 06-11, “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards”. EITF 06-11 requires companies to recognize as an increase to additional paid-in capital the income tax benefit realized from dividends or dividend equivalents that are charged to retained earnings and paid to employees for nonvested equity-classified employee share-based payment awards. EITF 06-11 is effective for fiscal years beginning after December 15, 2007. The Company does not expect EITF 06-11 will have a material impact on its financial condition or results of operations.

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

Earnings per share

The Company computes basic income per share information based on the weighted average number of common shares outstanding during the period. The Company computes diluted income per share information based on the weighted average number of common shares outstanding during the period plus the effects of any dilutive common stock equivalents. The Company excluded 4,400 shares and 326,566 shares from the calculation of earnings per diluted share during the three months ended September 30, 2006 and 2007, respectively, and 57,150 shares and 508,550 shares from the calculation of earnings per diluted share during the nine months ended September 30, 2006 and 2007, respectively, because they were antidilutive.

Stock-Based compensation

The Company accounts for its share-based compensation plans using the provisions of SFAS No. 123 (revised), “Share-Based Payment”. Accordingly, the Company measures stock-based compensation cost at grant date, based on the fair value of the award, and recognizes it as expense over the employee’s requisite service period.

During the nine months ended September 30, 2007, the Company granted approximately 1,497,000 options with a weighted-average exercise price of $34.17. This amount includes approximately 1,075,000 shares granted in the Company’s annual grant on February 21, 2007. All options were granted with an exercise price equal to the fair value of the Company’s common stock on the grant date. The fair value of the Company’s common stock on the grant date is equal to the Nasdaq closing price of the Company’s stock on the date of grant, except for shares granted under the U.K. Subplan where the fair value of the Company’s common stock on the grant date is equal to the average of the high and low price of the Company’s common stock on the date of grant as reported by Nasdaq. The weighted-average grant date fair value per share determined using the Black-Scholes option-pricing method and the aggregate fair value of options granted during the nine months ended September 30, 2007 was $10.90 and $16.3 million, respectively. As of September 30, 2007, the Company had 6.3 million options outstanding.

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

2. ACCOUNTS RECEIVABLE AND UNBILLED SERVICES

Accounts receivable and unbilled services consisted of the following amounts on the dates set forth below:

(in thousands)	December 31, 2006	September 30, 2007
Billed	$273,941	$275,035
Unbilled	141,423	198,378
Provision for doubtful accounts	(6,447)	(4,698)

Total accounts receivable and unbilled services, net	$408,917	$468,715

3. PROPERTY AND EQUIPMENT

Property and equipment, stated at cost, consisted of the following amounts on the dates set forth below:

(in thousands)	December 31, 2006	September 30, 2007
Land	$6,987	$7,404
Buildings and leasehold improvements	87,106	211,322
Construction in progress	114,810	21,774
Furniture and equipment	170,230	197,699
Computer equipment and software	143,313	161,752

Total property and equipment	522,446	599,951
Less accumulated depreciation and amortization	(198,907)	(238,597)

Total property and equipment, net	$323,539	$361,354

Capitalized costs for the new corporate headquarters facility in Wilmington, North Carolina, included in construction in progress as of December 31, 2006 and September 30, 2007, were $104.5 million and $0.4 million, respectively. During the nine months ended September 30, 2007, the Company capitalized $129.5 million related to the new corporate headquarters building, related parking facility and furniture and equipment for the new building. During the three months ended September 30, 2006 and 2007, the Company capitalized interest of approximately $0.7 million and $0.0 million, respectively, relating to the construction of the facility. During each of the nine-month periods ended September 30, 2006 and 2007, the Company capitalized interest of approximately $1.4 million relating to the construction of the building and parking facility.

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

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

3. PROPERTY AND EQUIPMENT (continued)

Property and equipment under capital leases, stated at cost, consisted of the following amounts on the dates set forth below:

(in thousands)	December 31, 2006	September 30, 2007
Leasehold improvements	$824	$824
Computer equipment and software	656	656
Furniture and equipment	1,976	1,976

Total property and equipment under capital leases	3,456	3,456
Less accumulated depreciation and amortization	(2,139)	(2,814)

Total property and equipment under capital leases, net	$1,317	$642

4. GOODWILL AND INTANGIBLE ASSETS

Changes in the carrying amount of goodwill for the twelve months ended December 31, 2006 and the nine months ended September 30, 2007, by operating segment, were as follows:

(in thousands)	Development	Discovery Sciences	Total
Balance as of January 1, 2006	$155,267	$53,616	$208,883
Translation adjustments	3,499	—	3,499

Balance as of December 31, 2006	158,766	53,616	212,382
Translation adjustments	2,499	—	2,499

Balance as of September 30, 2007	$161,265	$53,616	$214,881

Information regarding the Company’s other intangible assets follows:

	December 31, 2006			September 30, 2007
(in thousands)	Carrying Amount	Accumulated Amortization	Net	Carrying Amount	Accumulated Amortization	Net
Backlog and customer relationships	$543	$447	$96	$308	$259	$49
License and royalty agreements	4,500	2,582	1,918	2,500	769	1,731

Total	$5,043	$3,029	$2,014	$2,808	$1,028	$1,780

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

Amortization expense for each of the three-month periods ended September 30, 2006 and 2007 was $0.1 million. Amortization expense for the nine months ended September 30, 2006 and 2007 was $0.5 million and $0.2 million, respectively. As of September 30, 2007, estimated amortization expense for each of the next five years was as follows:

(in thousands)
2007 (remaining 3 months)	$79
2008	283
2009	250
2010	250
2011	250
2012	250

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

5. SHORT-TERM INVESTMENTS AND INVESTMENTS

Short-term investments, which are composed of available-for-sale securities, and investments consisted of the following amounts on the dates set forth below:

(in thousands)	December 31, 2006	September 30, 2007
Short-term investments:
Auction Rate Securities	$133,700	$174,700
Other municipal debt securities	114,524	122,417
Other debt securities	4,165	7,126
Preferred stock	3,487	4,276

Total short-term investments	$255,876	$308,519

Investments:
Cost-basis investments:
Bay City Capital Fund IV, L.P.	$3,200	$4,885
A.M. Pappas Life Science Ventures III, L.P.	1,188	1,529
Other investments	750	750

Total cost-basis investments	5,138	7,164

Marketable equity securities:
BioDelivery Sciences International, Inc.	2,394	2,200
Accentia Biopharmaceuticals, Inc.	14,946	11,743

Total marketable equity securities	17,340	13,943

Total investments	$22,478	$21,107

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

As of September 30, 2007, the Company had short-term investments in ARS, various other debt securities and preferred stock. As of September 30, 2007, the Company had unrealized gains of $0.1 million and unrealized losses of $1.4 million associated with its investments in other municipal debt securities. There were no gross realized gains or losses on any of the Company’s short-term securities in the three or nine months ended September 30, 2006 and 2007.

The estimated fair value of short-term investment securities at September 30, 2007, by contractual maturity, were as follows:

(in thousands)
Due in 1 year or less	$81,516
Due in 1-5 years	53,413
Due in 5-10 years	19,265
Due after 10 years	154,325

$308,519

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

5. SHORT-TERM INVESTMENTS AND INVESTMENTS (continued)

Investments

The Company has equity investments in publicly traded entities. The Company classifies investments in marketable equity securities as available-for-sale securities and measures them at market value. The Company determines realized and unrealized gains and losses on equity investments in publicly traded entities on a specific identification basis. The Company records net unrealized gains or losses associated with investments in publicly traded entities as a component of shareholders’ equity until they are realized or until an other-than-temporary decline has occurred. The market value of the Company’s equity investments in publicly traded entities is based on the closing price as quoted by the applicable stock exchange or market on the last trading day of the reporting period. The Company classifies its equity investments in publicly traded companies as long-term assets due to the Company’s ability to hold its investments long-term, the strategic nature of the investments and the lack of liquidity in the public markets for these securities. As of December 31, 2006 and September 30, 2007, gross unrealized gains on investments in marketable securities were $0.7 million and $0.8 million, respectively. As of December 31, 2006 and September 30, 2007, gross unrealized losses on investments in marketable securities were $0 and $3.0 million, respectively.

The gross unrealized loss of $3.0 million as of September 30, 2007 related to the Company’s investment in 4.3 million shares of Accentia Biopharmaceuticals, Inc. common stock. The Company owned approximately 10.8% of Accentia’s outstanding common stock as of September 30, 2007. The security has been in a loss position for less than seven months. Based upon review of Accentia’s financial position and the Company’s ability and intent to hold its investment for a period of time sufficient for a forecasted recovery of fair value, the Company did not consider this to be an other-than-temporary impairment at September 30, 2007.

In June 2002, the Company purchased approximately 0.7 million units of BioDelivery Sciences International, Inc. Each unit consisted of one share of common stock and one warrant for common stock. In June 2007, the Company sold all of its outstanding warrants at various prices for total proceeds of $0.1 million, resulting in a loss of $0.2 million. In addition, the Company sold 125,924 shares of common stock in BioDelivery Sciences International for total proceeds of $0.5 million, resulting in a gain of $0.2 million. The Company owned approximately 3.6% of BioDelivery Sciences International’s outstanding common stock as of September 30, 2007.

The Company also has investments in privately held entities in the form of equity and convertible debt instruments that are not publicly traded and for which fair values are not readily determinable. The Company records all of its investments in private entities at cost. The Company determines realized and unrealized gains and losses on a specific identification basis. The Company assesses the net realizable value of these entities on a quarterly basis to determine if there has been a decline in the fair value of these entities, and if so, if the decline is other-than-temporary. This quarterly review includes an evaluation of the entity, including, among other things, the market condition of its overall industry, historical and projected financial performance, expected cash needs, and recent funding events, as well as the Company’s expected holding period and the length of time and the extent to which the fair value of the investment has been less than cost.

In November 2003, the Company became a limited partner in A. M. Pappas Life Science Ventures III, L.P., a venture capital fund established for the purpose of making investments in equity securities of privately held companies in the life sciences, healthcare and technology industries. The Company has committed to invest up to a maximum of $4.8 million in this fund. Aggregate capital calls through September 30, 2007 were $1.9 million. Because no capital call can exceed 10% of the Company’s aggregate capital commitment and the Company’s capital commitment will expire in May 2009, the Company anticipates that its remaining capital commitment of $2.9 million will be made through a series of future capital calls over the next two years. In January 2007, the Pappas Fund made a cash distribution to its owners of which the Company’s portion was approximately $0.4 million. The Company owned approximately 4.7% of the Pappas Fund as of September 30, 2007.

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

5. SHORT-TERM INVESTMENTS AND INVESTMENTS (continued)

In September 2005, the Company became a limited partner in Bay City Capital Fund IV, L.P., a venture capital fund established in July 2004 for the purpose of investing in life sciences companies. The Company has committed to invest up to a maximum of $10.0 million in this fund. Aggregate capital calls through September 30, 2007 totaled $4.9 million. Because no capital call can exceed 20% of the Company’s aggregate capital commitment and the Company’s capital commitment will expire in June 2009, the Company anticipates its remaining capital commitment of $5.1 million will be made through a series of future capital calls over the next two years. The Company owned approximately 2.9% of the Bay City Fund IV as of September 30, 2007.

In May 2007, the Company became a limited partner in Bay City Capital Fund V, L.P., a venture capital fund established for the purpose of investing in life sciences companies. The Company has committed to invest up to a maximum of $10.0 million in this fund. As of September 30, 2007, there have not been any capital calls. Because no capital call can exceed 20% of the Company’s aggregate capital commitment, the Company anticipates its capital commitment will be made through a series of future capital calls over the term of its commitment. The Company’s capital commitment will expire on the fifth anniversary of the initial capital call.

In October 2007, the Company executed a Subscription Agreement to become a limited partner in A. M. Pappas Life Science Ventures IV, L.P., a venture capital fund established for the purpose of making investments in equity securities of privately held companies in the life sciences, healthcare and technology industries. The Company has committed to invest up to a maximum of $6.0 million in this fund. There have not been any capital calls. Because a single capital call cannot exceed 10% of the company’s aggregate capital commitment, the Company anticipates its capital commitment will be made through a series of future capital calls over the term of its commitment. The Company’s capital commitment will expire on the fifth anniversary of the fund’s first investment.

6. COMPREHENSIVE INCOME

Comprehensive income consisted of the following amounts on the dates set forth below:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2006	2007	2006	2007
Net income, as reported	$36,813	$38,240	$115,073	$122,874
Other comprehensive (loss) income
Cumulative translation adjustment	131	5,864	5,171	9,669
Change in fair value of hedging transaction, net of taxes of $0, $344, $140 and $344, respectively	—	678	327	678
Reclassification adjustment for hedging results included in direct costs, net of taxes of $0, ($77), $88 and ($77), respectively	—	(150)	206	(150)
Unrealized loss on investments, net of taxes of ($2,611),
($68), ($3,829), and ($1,433), respectively	(4,109)	(125)	(7,954)	(2,533)
Reclassification adjustment for gain realized included in other income, net of tax of ($55)	—	—	(727)	—

Total other comprehensive (loss) income	(3,978)	6,267	(2,977)	7,664

Comprehensive income	$32,835	$44,507	$112,096	$130,538

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

6. COMPREHENSIVE INCOME (continued)

Accumulated other comprehensive income consisted of the following amounts on the dates set forth below:

(in thousands)	December 31, 2006	September 30, 2007
Translation adjustment	$14,487	$24,156
Pension liability, net of tax benefit of $3,326	(7,762)	(7,762)
Fair value on hedging transaction, net of tax of $266	—	528
Net unrealized gain (loss) on investments, net of tax expense of $244 and tax benefit of $1,190, respectively	357	(2,176)

Total	$7,082	$14,746

7. LONG-TERM DEBT

Long-term debt consisted of the following amounts on the dates set forth below:

(in thousands)	December 31, 2006	September 30, 2007
Construction loan facility, effective rate of 5.92%	$74,833	$—
Capital leases at interest rates up to 9.57%	326	6

	75,159	6
Less: current maturities	(75,159)	(6)

Total	$—	$—

In February 2006, the Company entered into an $80.0 million construction loan facility with Bank of America, N.A. Borrowings under this credit facility were used to finance the construction of the Company’s new corporate headquarters building and related parking facility in Wilmington, North Carolina, and bore interest at an annual fluctuating rate equal to the one-month London Interbank Offered Rate, or LIBOR, plus a margin of 0.6%. Interest on amounts borrowed under this construction loan facility was payable quarterly. The credit facility was scheduled to mature in February 2008, but in May 2007 the Company repaid all outstanding borrowings, under this facility totaling $74.8 million.

Effective July 1, 2007, the Company renewed its $50.0 million revolving line of credit facility with Bank of America, N.A. Indebtedness under the facility is unsecured and subject to covenants relating to financial ratios and restrictions on certain types of transactions. This revolving credit facility does not expressly restrict or limit the payment of dividends. The Company was in compliance with all loan covenants as of September 30, 2007. Outstanding borrowings under the facility bear interest at an annual fluctuating rate equal to the one-month LIBOR plus a margin of 0.6%. Borrowings under this credit facility are available to provide working capital and for general corporate purposes. This credit facility is currently scheduled to expire in June 2008, at which time any outstanding balance will be due. As of September 30, 2007, no borrowings were outstanding under this credit facility, although the aggregate amount available for borrowing had been reduced by $1.8 million due to outstanding letters of credit issued under this facility.

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

8. ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

The Company enters into foreign currency exchange forward and option contracts that are designated and qualify as cash flow hedges under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”. The Company recognizes changes in the fair value of the effective portion of these outstanding forward and option contracts in accumulated other comprehensive income, or OCI. The Company reclassifies these amounts from OCI and recognizes them in earnings when either the forecasted transaction occurs or it becomes probable that the forecasted transaction will not occur.

The Company recognizes changes in the ineffective portion of a derivative instrument in earnings in the current period. The Company measures effectiveness for forward cash flow hedge contracts by comparing the fair value of the forward contract to the change in the forward value of the anticipated transaction. The fair market value of the hedged exposure is presumed to be the market value of the hedge instrument when critical terms match. The Company’s hedging portfolio ineffectiveness during 2006 and the first nine months of 2007 was $0 and $0.2 million, respectively. The Company records the ineffectiveness as a component of direct costs.

The Company has significant revenues and expenses, and related receivables and payables, denominated in non-functional currencies in the Company’s foreign subsidiaries. As a result, from time to time the Company purchases currency option and forward contracts as cash flow hedges to help manage certain foreign currency exposures that can be identified and quantified. Pursuant to its foreign exchange risk hedging policy, the Company may hedge anticipated and recorded transactions, and the related receivables and payables denominated in non-functional currencies, using forward foreign exchange rate contracts and foreign currency options. The Company’s policy is to only use foreign currency derivatives to minimize the variability in the Company’s operating results arising from foreign currency exchange rate movements. The Company does not enter into derivative financial instruments for speculative or trading purposes. Hedging contracts are measured at fair value using dealer quotes and mature within 18 months from their inception. The estimated amount of existing gains that the Company expects to reclassify within the next 12 months is $1.0 million. The Company’s existing hedging contracts will expire over the course of 2008.

The Company’s hedging contracts are intended to protect against the impact of changes in the value of the U.S. dollar against other currencies and their impact on operating results. Accordingly, for forecasted transactions, subsidiaries incurring expenses in foreign currencies seek to hedge U.S. dollar revenue contracts. The Company reclassifies OCI associated with hedges of foreign currency revenue into direct costs upon recognition of the forecasted transaction in the statement of operations. At September 30, 2007, the face value of these foreign exchange hedging contracts was $33.0 million.

The Company also enters into foreign currency forward contracts to hedge against changes in the fair value of monetary assets and liabilities denominated in a non-functional currency. The Company does not designate these contracts as hedging instruments, but instead recognizes changes in their fair value immediately in other income, net, as an offset to the changes in the fair value of the monetary assets or liabilities being hedged. At September 30, 2007, no such hedging contracts were outstanding.

At September 30, 2007, the Company’s foreign currency derivative portfolio resulted in the Company recording a gain of $0.6 million as a component of prepaid expenses and other current assets and a loss of $41,000 as a component of other accrued expenses.

9. INCOME TAXES

The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109”, or FIN 48, on January 1, 2007. As of December 31, 2006, the Company had recorded a contingent tax liability of $9.1 million. As a result of the implementation of FIN 48, the

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

9. INCOME TAXES (continued)

Company reclassified $8.2 million of this liability to non-current liabilities and recognized an increase in this non-current liability of $22.7 million. This increase was accounted for as a $5.5 million decrease in retained earnings, a $15.9 million increase in deferred tax assets, and a $1.3 million increase in long-term assets as of January 1, 2007. The Company includes the non-current assets in other long-term assets on the Company’s consolidated condensed balance sheet.

The Company had gross unrecognized tax benefits of approximately $28.0 million as of January 1, 2007. Of this total, $11.6 million, net of the federal benefit on state taxes, is the amount that, if recognized, would result in a reduction of the Company’s effective tax rate. The Company does not anticipate a significant change in total unrecognized tax benefits or the Company’s effective tax rate due to the settlement of audits or the expiration of statutes of limitations within the next 12 months.

The Company’s policy for recording interest and penalties associated with tax audits is to record them as a component of provision for income taxes. In conjunction with the adoption of FIN 48, the Company recognized approximately $3.0 million for the payment of interest and approximately $1.0 million for the payment of penalties at January 1, 2007. To the extent interest and penalties are not assessed with respect to uncertain tax positions, amounts accrued will be reduced and reflected as a reduction of the overall income tax provision.

The Company has analyzed its filing positions in all significant federal, state and foreign jurisdictions where it is required to file income tax returns, as well as open tax years in these jurisdictions. The only periods subject to examination by the major tax jurisdictions where the Company does business are the 2004 through 2006 tax years. Various foreign income tax returns are under examination by taxing authorities. The Company does not believe that the outcome of any examination will have a material impact on its financial condition or results of operations.

10. PENSION PLAN

The Company determines pension costs under the provisions of SFAS No. 87, “Employers’ Accounting for Pensions”, and related disclosures are determined under the provisions of SFAS No. 132 (revised 2003), “Employers’ Disclosures about Pensions and other Postretirement Benefits” as modified by SFAS No. 158.

The Company has a separate contributory defined benefit plan for its qualifying United Kingdom, or U.K., employees employed by the Company’s U.K. subsidiaries. This pension plan was closed to new participants as of December 31, 2002. The benefits for the U.K. Plan are based primarily on years of service and average pay at retirement. Plan assets consist principally of investments managed in a mixed fund.

Pension costs for the U.K. Plan included the following components on the dates set forth below:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2006	2007	2006	2007
Service cost	$454	$431	$1,320	$1,271
Interest cost	566	665	1,647	1,961
Expected return on plan assets	(519)	(692)	(1,510)	(2,040)
Amortization of net loss	186	140	541	412

Net periodic pension cost	$687	$544	$1,998	$1,604

For the nine months ended September 30, 2007, the Company made contributions totaling $2.3 million and it anticipates contributing an additional $0.2 million to fund this plan during the remainder of 2007.

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

The Company is self-insured for health insurance for the majority of its employees located within the United States, but maintains stop-loss insurance on a “claims made” basis for expenses in excess of $0.28 million per member per year. As of December 31, 2006 and September 30, 2007, the Company maintained a reserve of approximately $7.4 million and $6.3 million, respectively, included in other accrued expenses on the consolidated condensed balance sheets, to cover open claims and estimated claims incurred but not reported.

The Company has commitments to invest up to an aggregate additional $24.0 million in four venture capital funds. For further details, see Note 5.

The Company has been involved in compound development and commercialization collaborations since 1997. The Company developed a risk-sharing research and development model to help pharmaceutical and biotechnology clients develop compounds. Through collaboration arrangements based on this model, the Company assists its clients by sharing the risks and potential rewards associated with the development and commercialization of drugs at various stages of development. As of September 30, 2007, the Company had four such arrangements that involve the potential future receipt of one or more of the following: payments upon the achievement of development and regulatory milestones; royalty payments if the compound is approved for sale; sales-based milestone payments; and a share of net sales up to a specified dollar limit. The compounds that are the subject of these collaborations are still in development and have not been approved for sale in any country. As a result of the risks associated with drug development, including obtaining regulatory approval to sell in any country, the receipt of any further milestone payments, royalties or other payments with respect to any of the Company’s drug development collaborations is uncertain.

As of September 30, 2007, the Company had two collaborations that involved future expenditures. The first is the Company’s collaboration with ALZA Corporation, a subsidiary of Johnson & Johnson, for dapoxetine. In connection with this collaboration, the Company has an obligation to pay a royalty to Eli Lilly & Company of 5% on annual net sales of the compound in excess of $800 million. ALZA received a “not approvable” letter from the FDA in October 2005, but has continued its global development program and has said that it intends to file a marketing application for dapoxetine in Europe in late 2007 and is evaluating the possibility of a filing in Canada.

The second collaboration involving future expenditures is with Ranbaxy Laboratories Ltd. In February 2007, the Company exercised an option to license from Ranbaxy a statin compound that the Company is developing as a potential treatment for dyslipidemia, a metabolic disorder often characterized by high cholesterol levels. The option was exercised pursuant to an agreement entered into effective as of December 15, 2006. Upon exercise of the option, the Company paid a one-time license fee of $0.25 million. Under the agreement, the Company has an exclusive license to make, use, sell, import and sublicense the compound and any licensed product anywhere in the world for any human use. Ranbaxy retained a non-exclusive right to co-market licensed products in India and generic equivalents in any country in the world in which a third party has sold the generic equivalent of a licensed product. The Company is solely responsible, and will bear all costs and expenses, for the development, manufacture, marketing and commercialization of the compound and licensed products. In addition to the one-time license fee, the Company is obligated to pay Ranbaxy milestone payments upon the occurrence of specified clinical development events. If a licensed product is approved for sale, the Company must also pay Ranbaxy royalties based on sales of the product, as well as commercial milestone payments based on the achievement of specified worldwide sales targets. If all criteria are met, the total amount of potential clinical and sales-based milestones would be $44.0 million. The Company filed the investigational new drug application, or IND, for the statin compound in late March 2007. The Company completed a single ascending dose, first-in-human study for this statin in June 2007, and the compound was safe and well tolerated at all doses in this trial.

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

11. COMMITMENTS AND CONTINGENCIES (continued)

The Company completed a first-in-patient study, and a drug-drug interaction study to evaluate the interaction between our statin and gemfibrozil, a fibrate commonly used to lower triglycerides. We are currently conducting an additional Phase I trial to study higher doses of the compound in healthy subjects and, depending on the results, plan to conduct further trials to continue to evaluate the safety and efficacy of this compound.

Under most of its agreements for Development services, the Company agrees to indemnify and defend the sponsor against third-party claims based on the Company’s negligence or willful misconduct. Any successful claims could have a material adverse effect on the Company’s financial condition, results of operations and future prospects.

In the normal course of business, the Company is a party to various claims and legal proceedings. Beginning early 2007 the Company was named as a co-defendant in various lawsuits involving claims relating to Sanofi-Aventis’ FDA-approved antibiotic Ketek, for which the Company provided certain clinical trial services. The Company records a reserve for pending and threatened litigation matters when an adverse outcome is probable and the amount of the potential liability is reasonably estimable. Although the ultimate outcome of pending and threatened litigation matters is currently not determinable and litigation costs can be material, management of the Company, after consultation with legal counsel, does not believe that the resolution of these matters will have a material effect upon the Company’s financial condition, results of operations or cash flows.

12. BUSINESS SEGMENT DATA

Revenue by principal business segment is separately stated in the consolidated condensed financial statements. Income (loss) from operations and identifiable assets by principal business segment were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2006	2007	2006	2007
Income (loss) from operations:
Development	$53,648	$61,179	$151,901	$187,485
Discovery Sciences	(1,649)	(8,329)	10,055	(13,503)

Total	$51,999	$52,850	$161,956	$173,982

	December 31, 2006	September 30, 2007
Identifiable assets:
Development	$1,394,850	$1,531,250
Discovery Sciences	86,715	85,853

Total	$1,481,565	$1,617,103

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

We have been in the drug development business for more than 21 years. Our development services include preclinical programs and Phase I to Phase IV clinical development services as well as bioanalytical product testing and clinical laboratory services. We have extensive clinical trial experience, including regional, national and global studies across a multitude of therapeutic areas and in various parts of the world. In addition, for marketed drugs, biologics and devices, we offer support such as product launch services, medical information, patient compliance programs, patient and disease registry programs, product safety and pharmacovigilance, Phase IV monitored studies and prescription-to-over-the-counter programs.

With offices in 30 countries and more than 10,000 professionals worldwide, we have provided services to 45 of the top 50 pharmaceutical companies in the world as ranked by 2006 healthcare research and development spending. We also work with leading biotechnology and medical device companies and government organizations that sponsor clinical research. We are one of the world’s largest providers of drug development services to pharmaceutical, biotechnology and medical device companies and government organizations based on 2006 annual net revenues generated from contract research organizations.

Building on our outsourcing relationship with pharmaceutical and biotechnology clients, we established our discovery services business in 1997. This business primarily focuses on preclinical evaluations of anticancer therapies, biomarker discovery and patient sample analysis services, and compound development and commercialization collaborations. We have developed a risk-sharing research and development model to help pharmaceutical and biotechnology clients develop compounds. Through collaborative arrangements based on this model, we assist our clients by sharing the risks and potential rewards of the development and commercialization of drugs at various stages of development.

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

Executive Overview

Our revenues are dependent on a relatively small number of industries and clients. As a result, we closely monitor the market for our services. For a discussion of the trends affecting our market, see “Item 1. Business—Trends Affecting the Drug Discovery and Development Industry” in our Annual Report on Form 10-K for the year ended December 31, 2006. Although we cannot predict the demand for CRO services for the remainder of 2007, we continue to believe that the overall market for these services remains strong. The volume of requests for proposals for our Phase II-IV clinical development services continues to grow, reflecting strong demand for outsourcing services. In addition, with the Food and Drug Administration Amendments Act being recently signed into law, we believe the demand for post-approval services will accelerate. Our net new authorizations for the third quarter of 2007 were in line with our expectations, and represented a significant improvement over the second quarter of 2007, when we experienced lower-than-expected new business authorizations. For the remainder of 2007, we plan to continue to focus on our business development efforts to increase proposal volume and our sales hit rate. We also plan to focus on core business execution, which is fundamental to our business and future growth.

We believe there are specific opportunities for continued growth in certain areas of our business. Our Global Phase II through IV units had solid operating and financial performance in the first nine months of 2007, and we expect to see continued revenue growth in the remainder of the year. We continue to add headcount within Phase II-IV global operations and are adding new offices in several countries and expanding in others. Our Phase I clinic performed well and demand for services remains strong. Our bioanalytical laboratory had an outstanding quarter and booked record authorizations. Our GMP laboratory added nine new clients in the third quarter of 2007 and is expanding both office and laboratory space. While the revenue in our central laboratory in the third quarter of 2007 was below our expectations, new central laboratory authorizations were well above our third quarter expectations, which we believe is evidence of solid demand for these services and an area for potential growth. As noted above, with the passage of the FDA Amendments Act, we believe there are opportunities for significant growth in the post-approval services arena.

During the third quarter of 2007, we continued to recruit for several senior management and other positions within the Company. We hired Daniel G. Darazsdi, our new Chief Financial Officer. We also hired Paul Colvin to run our North American Phase II through IV business and Simon Britton to run our Asia-Pacific clinical operations.

We review various metrics to evaluate our financial performance, including period-to-period changes in backlog, new authorizations, cancellation rates, revenue, margins and earnings. In the third quarter of 2007, we had new authorizations of $570.6 million. The cancellation rate for the third quarter was 21.8%, which is lower than our projected cancellation rate for 2007. Backlog grew to $2.5 billion as of September 30, 2007, up 15.2% over September 30, 2006. The average length of the contracts in our backlog decreased to 32.0 months as of September 30, 2007 from 35.8 months as of September 30, 2006.

Backlog by client type as of September 30, 2007 was 51.1% pharmaceutical, 35.9% biotech and 13.0% government/other as compared to 51.0% pharmaceutical, 34.3% biotech and 14.7% government/other as of September 30, 2006. Net revenue by client type for the quarter ended September 30, 2007 was 58.9% pharmaceutical, 29.3% biotech and 11.8% government/other compared to 58.3% pharmaceutical, 29.8% biotech and 11.9% government/other for the quarter ended September 30, 2006.

For the third quarter of 2007, net revenue contribution by service area was 80.9% for Phase II-IV services, 14.2% for laboratory services, 3.5% for the Phase I clinic and 1.4% for discovery sciences compared to net revenue contribution for the year ended December 31, 2006 of 78.0% for Phase II-IV services, 15.3% for laboratory services, 3.8% for the Phase I clinic and 2.9% for discovery sciences. Top therapeutic areas by net revenue for the quarter ended September 30, 2007 were oncology, endocrine/metabolic, anti-infective/anti-viral, circulatory/cardiovascular and central nervous system. For a detailed discussion of our revenue, margins, earnings and other financial results for the quarter ended September 30, 2007, see “Results of Operations – Three Months Ended September 30, 2006 versus Three Months Ended September 30, 2007” below.

Capital expenditures for the three months ended September 30, 2007 totaled $22.7 million. These capital expenditures were primarily for computer software and hardware, construction in progress for our building in Scotland, scientific equipment for our laboratory units, and various building improvements. We made these investments to support our growing businesses and to improve the efficiencies of our operations. For the remainder of 2007, we expect to spend approximately $20.0 million for capital expenditures. The majority of the remaining forecasted capital expenditures are related to the up-fit costs for facilities, information technology expenditures and additional laboratory equipment.

As of September 30, 2007, we had $444.2 million of cash, cash equivalents and short-term investments. In the third quarter of 2007, we generated $61.6 million in cash from operations. The number of days’ revenue outstanding in accounts receivable and unbilled services, net of unearned income, also known as DSO, was 49.1 days for the nine months ended September 30, 2007, up from 44.0 days for the year ended December 31, 2006. The increase in DSO is the result of, among other things, longer payment terms and delayed billing milestones. Collection efficiency remains solid, demonstrated by our aged accounts receivable less than 60 days which were 86.8% at June 30, 2007, as compared to 89.4% at September 30, 2007. We plan to continue to monitor DSO and the various factors that affect it. However, we expect DSO will continue to fluctuate from quarter to quarter based on future contract terms, the mix of contracts performed, and our success in collecting receivables.

We recently announced our board of directors has amended the annual cash dividend policy to increase the annual dividend rate from $0.12 to $0.40 per year, payable quarterly at a rate of $0.10 per share. We expect the new dividend rate will be effective beginning in the fourth quarter 2007.

With regard to our compound partnering arrangements, the dipeptidyl peptidase, or DPP4, program in type 2 diabetes with Takeda Pharmaceuticals continues to progress. In addition, ALZA Corporation, a subsidiary of Johnson & Johnson, continues to plan to file a marketing application for dapoxetine in Europe in late 2007. Finally, Accentia is advancing the SinuNase Phase III program for chronic sinusitis. In October 2007, Accentia announced that it completed enrollment in the Phase III program and expects to announce top-line results in the first quarter of 2008.

In February 2007, we exercised an option to license a statin compound from Ranbaxy Laboratories Ltd. that we are developing as a potential treatment for dyslipidemia, a metabolic disorder often characterized by high cholesterol levels. We are solely responsible, and will bear all costs and expenses, for the development, manufacture, marketing and commercialization of the compound and licensed products. We filed the investigational new drug application, or IND, for the statin compound in late March 2007. We completed a single ascending dose, first-in-human study for this statin in June 2007, and the compound was safe and well tolerated at all doses in this trial. We also completed a first-in-patient study, and a drug-drug interaction study to evaluate the interaction between our statin and gemfibrozil, a fibrate commonly used to lower triglycerides. We are currently conducting an additional Phase I trial to study higher doses of the compound in healthy subjects and, depending on results, plan to conduct further trials to continue to evaluate the safety and efficacy of this compound.

These drug development collaborations allow us to leverage our resources and global drug development expertise to create new opportunities for growth and to share the risks and potential rewards of drug development with our collabrators. For a background discussion of our compound partnering arrangements, see “Item 1. Business – Our Services – Our Discovery Sciences Group – Compound Collaboration Programs” in our Annual Report on Form 10-K for the year ended December 31, 2006. We believe our compound partnering strategy uses our cash resources and drug development expertise to drive mid- to long-term shareholder value. In the remainder of 2007, we plan to continue advancing our existing collaborations and evaluate new potential strategies and opportunities in this area.

New Business Authorizations and Backlog

New business authorizations, which are sales of our services, are added to backlog when we enter into a contract or letter of intent or receive a verbal commitment. Authorizations can vary significantly from quarter to quarter and contracts generally have terms ranging from several months to several years. We recognize revenue on these authorizations as services are performed. Our new authorizations for the three months ended September 30, 2006 and 2007 were $531.0 million and $570.6 million, respectively.

Our backlog consists of new business authorizations for which the work has not started but is anticipated to begin in the future and contracts in process that have not been completed. As of September 30, 2007, the remaining duration of the contracts in our backlog ranged from one to 109 months, with an average duration of 32.0 months. We expect the average duration of the contracts in our backlog to fluctuate from quarter to quarter in the future, based on the contracts constituting our backlog at any given time. Amounts included in backlog represent future revenue and exclude revenue that we have previously recognized. We adjust backlog on a monthly basis to account for fluctuations in exchange rates. Once work begins on a project included in backlog, we recognize net revenue over the life of the contract as services are performed. Our backlog as of September 30, 2006 and 2007 was $2.2 billion and $2.5 billion, respectively. For various reasons discussed in “Item 1. Business – Backlog” in our Annual Report on Form 10-K for the year ended December 31, 2006, our backlog might never be recognized as revenue and is not necessarily a meaningful predictor of future performance.

Results of Operations

Revenue Recognition

We record revenue from contracts, other than time-and-material contracts, on a proportional performance basis in our Development and Discovery Sciences segments. To measure performance on a given date, we compare direct costs through that date to estimated total direct costs to complete the contract. Direct costs relate primarily to the amount of labor and labor related overhead costs for the delivery of services. We believe this is the best indicator of the performance of the contractual obligations. Changes in the estimated total direct costs to complete a contract without a corresponding proportional change to the contract value result in a cumulative adjustment to the amount of revenue recognized in the period the change in estimate is determined. For time-and-material contracts in both our Development and Discovery Sciences segments, we recognize revenue as hours are worked, multiplied by the applicable hourly rate. For our Phase I, laboratory and biomarker businesses, we recognize revenue from unitized contracts as subjects or samples are tested, multiplied by the applicable unit price. We offer volume discounts to our large customers based on annual volume thresholds. We record an estimate of the annual volume rebate as a reduction of revenue throughout the period based on the estimated total rebate to be earned for the period.

In connection with the management of clinical trials, we pay, on behalf of our clients, fees to investigators and test subjects as well as other out-of-pocket costs for items such as travel, printing, meetings and couriers. Our clients reimburse us for these costs. As required by Emerging Issues Task Force 01-14, amounts paid by us as a principal for out-of-pocket costs are included in direct costs as reimbursable out-of-pocket expenses and the reimbursements we receive as a principal are reported as reimbursed out-of-pocket revenue. In our statements of operations, we combine amounts paid by us as an agent for out-of-pocket costs with the corresponding reimbursements, or revenue, we receive as an agent. During the three months ended September 30, 2006 and 2007, fees paid to investigators and other fees we paid as an agent and the associated reimbursements were approximately $71.1 million and $83.9 million, respectively.

Most of our contracts can be terminated by our clients either immediately or after a specified period following notice. These contracts typically require the client to pay us the fees earned to date, the fees and expenses to wind down the study and, in some cases, a termination fee or some portion of the fees or profit that we could have earned under the contract if it had not been terminated early. Therefore, revenue recognized prior to cancellation generally does not require a significant adjustment upon cancellation. If we determine that a loss will result from the performance of a contract, the entire amount of the estimated loss is charged against income in the period in which such determination is made.

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

Three Months Ended September 30, 2006 versus Three Months Ended September 30, 2007

The following table sets forth amounts from our consolidated condensed financial statements along with the dollar and percentage change for the three months ended September 30, 2006 compared to the three months ended September 30, 2007.

	Three Months Ended September 30, (unaudited)
(in thousands, except per share data)	2006	2007	$ Inc (Dec)	% Inc (Dec)
Net revenue:
Development	$285,348	$323,769	$38,421	13.5%
Discovery Sciences	4,456	4,694	238	5.3
Reimbursed out-of-pockets	23,344	28,732	5,388	23.1

Total net revenue	313,148	357,195	44,047	14.1

Direct costs:
Development	144,121	163,221	19,100	13.3
Discovery Sciences	2,416	2,775	359	14.9
Reimbursable out-of-pocket expenses	23,344	28,732	5,388	23.1

Total direct costs	169,881	194,728	24,847	14.6

Research and development expenses	1,887	8,353	6,466	342.7
Selling, general and administrative expenses	77,289	87,129	9,840	12.7
Depreciation	12,008	14,057	2,049	17.1
Amortization	84	78	(6)	(7.1)

Income from operations	51,999	52,850	851	1.6

Interest and other income, net	3,778	4,224	446	11.8

Income before provision for income taxes	55,777	57,074	1,297	2.3
Provision for income taxes	18,964	18,834	(130)	(0.7)

Net income	$36,813	$38,240	$1,427	3.9%

Net income per diluted share	$0.31	$0.32	$0.01	3.2%

Total net revenue increased $44.0 million to $357.2 million in the third quarter of 2007. The increase in total net revenue resulted primarily from an increase in our Development segment revenue. The Development segment generated net revenue of $323.8 million, which accounted for 90.6% of total net revenue for the third quarter of 2007. The 13.5% increase in Development net revenue was primarily attributable to an increase in the level of Phase II through IV services we provided in the third quarter of 2007 as compared to 2006.

Total direct costs increased $24.8 million to $194.7 million in the third quarter of 2007 primarily as the result of an increase in the Development segment direct costs. Development segment direct costs increased $19.1 million to $163.2 million in the third quarter of 2007. The primary reason for this was an increase in personnel costs of $14.3 million due to the addition of over 780 new employees in our global Phase II through IV division. The remaining increase in development direct costs was primarily due to an increase in facility costs of $2.8 million as a result of our headcount growth and an increase in professional fees of $2.0 million. These increases in direct costs in the third quarter of 2007 were also attributable to foreign currency fluctuation, as discussed below.

R&D expenses increased $6.5 million to $8.4 million in the third quarter of 2007. In February 2007, we exercised an option from Ranbaxy Laboratories Ltd. to license a statin compound that we are developing as a treatment for dyslipidemia, a metabolic disorder often characterized by high cholesterol levels. The increase in R&D expense in the third quarter of 2007 was primarily due to development costs associated with this compound. We are solely responsible for all costs and expenses for the development, manufacture, marketing and commercialization of the compound and licensed products. As a result, we expect to incur R & D expenses in the fourth quarter of 2007 and in future periods if our efforts are successful. We are conducting additional work on the statin compound and plan to continue evaluating other compound partnering strategies and opportunities to drive mid- and long-term shareholder value.

SG&A expenses increased $9.8 million to $87.1 million in the third quarter of 2007. As a percentage of total net revenue, SG&A expenses decreased from 24.7% in the third quarter of 2006 to 24.4% in the third quarter of 2007. The increase in SG&A expenses in absolute terms includes additional personnel costs of $7.3 million due to hiring additional operations infrastructure and administrative personnel to support expanding operations and revenue growth, and additional facility costs of $1.4 million. These increases in SG&A expenses in the third quarter of 2007 were also attributable to foreign currency fluctuation, as discussed below.

Depreciation expense increased $2.0 million to $14.1 million in the third quarter of 2007. The increase was related to property and equipment we acquired to accommodate our growth. Capital expenditures were $22.7 million in the third quarter of 2007. Capital expenditures included: $8.6 million for our new building in Scotland and our headquarters building, and various leasehold improvements; $7.2 million for computer software and hardware; and $3.9 million for additional scientific equipment for our laboratory units. We expect depreciation expense to increase in 2007 and future periods as compared to 2006 as a result of substantial capital investments over the past couple years in information technology systems to support our global Phase II-IV business and the additional depreciation related to our new corporate headquarters building.

Income from operations increased $0.9 million from $52.0 million in the third quarter of 2006 to $52.9 million in the third quarter of 2007. Income from operations in the third quarter of 2007 was negatively impacted by approximately $3.2 million of foreign currency fluctuation, primarily due to the weakening of the U.S. dollar relative to the pound sterling, euro and Brazilian real. Although these currency movements increased net revenue in the aggregate, the negative impact on income from operations is attributable to dollar-denominated contracts for services rendered in countries other than the United States. In these cases, revenue is not impacted by the weakening of the U.S. dollar, but the costs associated with performing these contracts and maintaining the foreign infrastructure, which are paid in local currency, increase when translated to U.S. dollars, resulting in lower operating profits.

Our provision for income taxes decreased $0.1 million to $18.8 million in the third quarter of 2007 due to a decrease in the effective tax rate. Our effective income tax rate for the third quarter of 2007 was 33.0% compared to 34.0% for the third quarter of 2006. The effective tax rate for the third quarter of 2007 was positively impacted by the reduction of foreign tax rates, settlement of tax audits and closing of certain statutes of limitations. These reductions decreased the effective tax rate for the third quarter of 2007 by 1.5%. The remaining difference in our effective tax rates for the third quarter of 2007 compared to the third quarter of 2006 is due to an increase in nontaxable income from cash investments and the change in geographic distribution of our pretax earnings among locations with varying tax rates.

Nine Months Ended September 30, 2006 versus Nine Months Ended September 30, 2007

The following table sets forth amounts from our consolidated condensed financial statements along with the dollar and percentage change for the nine months ended September 30, 2006 compared to the nine months ended September 30, 2007.

	Nine Months Ended September 30, (unaudited)
(in thousands, except per share data)	2006	2007	$ Inc (Dec)	% Inc (Dec)
Net revenue:
Development	$821,987	$940,452	$118,465	14.4%
Discovery Sciences	27,955	13,577	(14,378)	(51.4)
Reimbursed out-of-pockets	71,528	85,388	13,860	19.4

Total net revenue	921,470	1,039,417	117,947	12.8

Direct costs:
Development	412,560	472,651	60,091	14.6
Discovery Sciences	6,893	7,595	702	10.2
Reimbursable out-of-pocket expenses	71,528	85,388	13,860	19.4

Total direct costs	490,981	565,634	74,653	15.2

Research and development expenses	3,829	14,221	10,392	271.4
Selling, general and administrative expenses	229,906	245,016	15,110	6.6
Depreciation	34,317	40,330	6,013	17.5
Amortization	481	234	(247)	(51.4)

Income from operations	161,956	173,982	12,026	7.4

Interest and other income, net	11,258	12,798	1,540	13.7

Income before provision for income taxes	173,214	186,780	13,566	7.8
Provision for income taxes	58,141	63,906	5,765	9.9

Net income	$115,073	$122,874	$7,801	6.8%

Net income per diluted share	$0.97	$1.03	$0.06	6.2%

Total net revenue increased $117.9 million to $1,039.4 million in the first nine months of 2007. The increase in total net revenue resulted primarily from an increase in our Development segment revenue. The Development segment generated net revenue of $940.5 million, which accounted for 90.5% of total net revenue for the first nine months of 2007. The 14.4% increase in Development net revenue was primarily attributable to an increase in the level of Phase II through IV services we provided in the first nine months of 2007 as compared to the first nine months of 2006.

The Discovery Sciences segment generated net revenue of $13.6 million in the first nine months of 2007, a decrease of $14.4 million from the first nine months of 2006. The higher 2006 Discovery Sciences net revenue was mainly attributable to the $15.0 million milestone payment we earned from Takeda in March 2006 under the DPP4 agreement as a result of dosing of the twentieth patient in the Phase III trial.

Total direct costs increased $74.7 million to $565.6 million in the first nine months of 2007, primarily as the result of an increase in Development segment direct costs. Development segment direct costs increased $60.1 million to $472.7 million in the first nine months of 2007. The primary reason for this was an increase in personnel costs of $46.5 million due to the addition of new employees in our global Phase II through IV division. The remaining increase in development direct costs was primarily due to increased facility costs of $8.2 million as a result of our headcount growth and a net increase in consulting and temporary labor and professional fees of $4.4 million. These increases in direct costs in the first nine months of 2007 were also attributable to foreign currency fluctuation.

R&D expenses increased $10.4 million to $14.2 million in the first nine months of 2007. The increase in R&D expense in the first nine months of 2007 was primarily due to development costs associated with the Ranbaxy statin we are developing as a potential treatment for dyslipidemia. As a result, we expect to incur R & D expenses in the fourth quarter of 2007 and in future periods if our efforts are successful. We are conducting additional work on the statin compound and plan to continue evaluating other compound partnering strategies and opportunities to drive mid- and long-term shareholder value.

SG&A expenses increased $15.1 million to $245.0 million in the first nine months of 2007. As a percentage of total net revenue, SG&A expenses decreased to 23.6% in the first nine months of 2007 compared to 24.9% in the first nine months of 2006. The increase in SG&A expenses in absolute terms includes additional personnel costs of $15.7 million due to hiring additional operations infrastructure and administrative personnel to support expanding operations and revenue growth, as well as an additional $2.5 million in facility costs related to the increase in personnel. These increases were partially offset by decreases in travel costs of $1.2 million and loss on disposal of assets of $1.3 million. These increases in SG&A expenses in the first nine months of 2007 were also attributable to foreign currency fluctuation.

Depreciation expense increased $6.0 million to $40.3 million in the first nine months of 2007. The increase was related to property and equipment we acquired to accommodate our growth. Capital expenditures were $80.1 million in the first nine months of 2007, primarily for our new headquarters and computer software and hardware. We expect depreciation expense to increase in 2007 and in future periods as compared to 2006 as a result of substantial capital investments over the past couple years in information technology systems to support our global Phase II-IV business and the additional depreciation related to our new corporate headquarters building.

Income from operations increased $12.0 million to $174.0 million in the first nine months of 2007. Income from operations in the first nine months of 2007 was negatively impacted by approximately $8.1 million of foreign currency fluctuation, primarily due to the weakening of the U.S. dollar relative to the pound sterling, euro and Brazilian real. Income from operations in the first nine months of 2006 included a $15.0 million milestone payment from Takeda under the DPP4 collaboration agreement.

Interest and other income, net increased $1.5 million to $12.8 million in the first nine months of 2007. Interest and other income in the first nine months of 2006 included several one-time gains. This was offset by an increase in interest income in 2007 resulting from higher interest rates and a 21.9% increase in our average cash, cash equivalents and short-term investments balance in the first nine months of 2007 as compared to the first nine months of 2006.

Our provision for income taxes increased $5.8 million to $63.9 million in the first nine months of 2007. Our effective income tax rate for the first nine months of 2007 was 34.2% compared to 33.6% for the first nine months of 2006. The effective tax rate for the first nine months of 2006 was positively impacted by the recognition of benefit related to state tax credits and the settlement of tax audits. These reductions decreased the effective tax rate for the first nine months of 2006 by 1.6%. The remaining difference in our effective tax rates for the first nine months of 2007 compared to the first nine months of 2006 is due to an increase in nontaxable income from cash investments and the change in the geographic distribution of our pretax earnings among locations with varying tax rates.

Net income of $122.9 million in the first nine months of 2007 represents an increase of 6.8% from $115.1 million in the first nine months of 2006. Net income per diluted share of $1.03 in the first nine months of 2007 represents a 6.2% increase from net income per diluted share of $0.97 in the first nine months of 2006. Earnings per diluted share for the first nine months of 2006 included $0.08 per diluted share related to the Takeda DPP4 milestone.

Liquidity and Capital Resources

As of September 30, 2007, we had $135.7 million of cash and cash equivalents and $308.5 million of short-term investments. Our cash and cash equivalents and short-term investments are invested in financial instruments that are rated A or better by Standard & Poor’s or Moody’s and earn interest at market rates. Our expected primary cash needs on both a short- and long-term basis are for capital expenditures, expansion of services, possible acquisitions, investments and compound partnering collaborations, geographic expansion, dividends, working capital and other general corporate purposes. We have historically funded our operations, dividends and growth, including acquisitions, primarily with cash flow from operations.

In the first nine months of 2007, our operating activities provided $146.3 million in cash as compared to $116.4 million for the same period last year. The primary increases in cash flow from operating activities were due to an increase in net income of $7.8 million, an increase in depreciation and amortization of $5.8 million and an increase in the change in operating assets and liabilities of $17.6 million. The change in operating assets and liabilities increased primarily due to the decrease in receivables of $26.8 million, an increase in payables to investigators of $16.3 million and an increase in accounts payable and other accrued expenses of $4.4 million. All this was partially offset by a decrease in unearned income of $14.5 million, an increase in prepaid expenses and investigator advances of $7.7 million and an increase in other assets of $3.4 million.

In the first nine months of 2007, we used $133.6 million of cash in investing activities. We used cash to purchase available-for-sale investments of $338.9 million, make capital expenditures of $80.1 million and purchase investments of $2.3 million. These amounts were partially offset by maturities and sales of available-for-sale investments of $285.1 million, proceeds from the sale of property and equipment of $1.6 million primarily related to the sale of our building in Scotland, and proceeds from our investments of $1.0 million. Our capital expenditures in the first nine months of 2007 primarily consisted of $31.0 million for our new corporate headquarters building, $21.9 million for computer software and hardware, $10.6 million for additional scientific equipment for our laboratory units and $8.3 million related to leasehold improvements at various sites. We expect our capital expenditures for the remainder of 2007 will be approximately $20.0 million. The majority of the remaining forecasted capital expenditures are related to the up-fit costs for facilities, information technology expenditures and additional laboratory equipment.

In the first nine months of 2007, we used $59.3 million of cash in financing activities. We paid $74.8 million to retire our construction loan for our new headquarters building, paid dividends of $10.7 million and made repayments of capital lease obligations of $0.3 million. These amounts were partially offset by proceeds of $22.8 million from stock option exercises and purchases under our employee stock purchase plan, as well as $3.8 million in income tax benefits from the exercise of stock options and disqualifying dispositions of stock. In addition, we borrowed and subsequently repaid $25.0 million under our revolving credit facility in connection with the construction of the new headquarters building.

The following table sets forth amounts from our consolidated balance sheet affecting our working capital, along with the dollar amount of the change from December 31, 2006 to September 30, 2007.

(in thousands)	December 31, 2006	September 30, 2007	$ Inc (Dec)
Current assets:
Cash and cash equivalents	$179,795	$135,658	$(44,137)
Short-term investments	255,876	308,519	52,643
Accounts receivable and unbilled services, net	408,917	468,715	59,798
Income tax receivable	510	2,046	1,536
Investigator advances	13,490	14,253	763
Prepaid expenses and other current assets	36,495	53,157	16,662
Deferred tax assets	13,119	20,935	7,816

Total current assets	$908,202	$1,003,283	$95,081

Current liabilities:
Accounts payable	$15,235	$25,189	$9,954
Payables to investigators	43,717	55,384	11,667
Accrued income taxes	16,560	17,205	645
Other accrued expenses	149,027	154,900	5,873
Deferred tax liabilities	86	104	18
Unearned income	195,707	191,072	(4,635)
Current maturities of long-term debt and capital lease obligations	75,159	6	(75,153)

Total current liabilities	$495,491	$443,860	$(51,631)

Working capital	$412,711	$559,423	$146,712

Working capital as of September 30, 2007 was $559.4 million compared to $412.7 million at December 31, 2006. The increase in working capital was due primarily to increases in short-term investments and accounts receivable and unbilled services and decreases in current maturities of debt as a result of the repayment of the loan for the construction of our new headquarters building. These increases were partially offset by a decrease in cash and cash equivalents.

The number of days’ revenue outstanding in accounts receivable and unbilled services, net of unearned income, also known as DSO, increased to 49.1 days for the nine months ended September 30, 2007 from 44.0 days for the year ended December 31, 2006. We calculate DSO by dividing accounts receivable and unbilled services less unearned income by average daily gross revenue for the applicable period. The increase in DSO is the result of, among other things, longer contractual payment terms, resulting in our accounts receivable aged more than 60 days increasing from 8.6% of total accounts receivable at December 31, 2006 to 10.6% of total accounts receivable at September 30, 2007. We are closely monitoring the timely billing and collection of receivables in accordance with our contractual payment terms, however DSO will continue to fluctuate from quarter to quarter based on future contract terms, the mix of contracts performed, and our success in collecting receivables.

We assess our investment portfolio on a quarterly basis for other-than-temporary impairments. At September 30, 2007, the cost basis of our investment in Accentia exceeded its fair value by $3.0 million, and the security has been in a loss position for less than seven months. Each quarter we evaluate the market condition of the overall industry, historical and projected financial performance and market values, the status of the company’s development and commercialization efforts, expected cash needs, and recent funding events, as well as our expected holding period and the length of time and the extent to which the fair value of our investment has been less than cost. Based on our assessment of the above factors, we did not consider the unrealized loss to be an other-than-temporary impairment at September 30, 2007.

Effective July 1, 2007, we renewed our $50.0 million revolving credit facility with Bank of America, N. A. Indebtedness under the facility is unsecured and subject to covenants relating to financial ratios and restrictions on certain types of transactions. This revolving credit facility does not expressly restrict or limit the payment of dividends, and we do not expect any of the covenants to affect our ability to pay dividends under our cash dividend policy for the foreseeable future. We were in compliance with all loan covenants as of September 30, 2007. Outstanding borrowings under the facility bear interest at an annual fluctuating rate equal to the one-month London Interbank Offered Rate, or LIBOR, plus a margin of 0.6%. Borrowings under this credit facility are available to provide working capital and for general corporate purposes. This credit facility is currently scheduled to expire in June 2008, at which time any outstanding balance will be due. As of September 30, 2007, no borrowings were outstanding under this credit facility, although the aggregate amount available for borrowing had been reduced by $1.8 million due to outstanding letters of credit issued under this facility.

In February 2006, we entered into an $80.0 million construction loan facility with Bank of America, N.A. This construction loan facility was in addition to the $50.0 million revolving credit facility discussed above. Indebtedness under the construction loan facility was unsecured and subject to the same covenants as the revolving credit facility, as well as additional covenants commonly used in construction loan agreements. Borrowings under this credit facility were used to finance the construction of our new corporate headquarters building and related parking facility in Wilmington, North Carolina, and bore interest at an annual fluctuating rate equal to the one-month LIBOR plus a margin of 0.6%. This credit facility was scheduled to mature in February 2008, but in May 2007 we repaid all outstanding borrowings under this facility totaling $74.8 million.

On October 3, 2005, our Board of Directors adopted a cash dividend policy. We paid the first quarterly cash dividend under our dividend policy in the fourth quarter of 2005, and in each of the first three quarters of 2006, we paid a similar dividend of $0.025 per share. In October 2006, our Board of Directors amended the annual cash dividend policy to increase the annual dividend rate by 20 percent, from $0.10 to $0.12 per share, payable quarterly at a rate of $0.03 per share. This dividend rate was effective beginning in the fourth quarter of 2006. In October 2007, our Board of Directors amended the annual cash dividend policy to increase the annual dividend rate from $0.12 to $0.40 per share, payable quarterly at a rate of $0.10 per share. The new dividend rate is expected to be effective beginning in the fourth quarter of 2007. The cash dividend policy and the payment of future quarterly cash dividends under that policy are not guaranteed and are subject to the discretion of and continuing determination by our Board of Directors that the policy remains in the best interests of our shareholders and in compliance with applicable laws and agreements.

We have commitments to invest up to an aggregate additional $24.0 million in four venture capital funds. For further details, see Note 5 in the Notes to Consolidated Condensed Financial Statements.

We adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109”, or FIN 48, as of January 1, 2007. As of December 31, 2006, we had recorded a contingent tax liability of $9.1 million. As a result of the implementation of FIN 48, we reclassified $8.2 million of this liability to non-current liabilities and recognized an increase in this non-current liability of $22.7 million. This increase was accounted for as a $5.5 million decrease in retained earnings, a $15.9 million increase in deferred tax assets, and a $1.3 million increase in long-term assets as of January 1, 2007. We had gross unrecognized tax benefits of approximately $28.0 million as of January 1, 2007. Of this total, $11.6 million, net of the federal benefit on state taxes, is the amount that, if recognized, would result in a reduction of our effective tax rate. We do not anticipate a significant change in total unrecognized tax benefits or our effective tax rate due to the settlement of audits and the expiration of statute of limitations within the next 12 months.

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

We analyzed filing positions in all of the significant federal, state and foreign jurisdictions where we are required to file income tax returns, as well as open tax years in these jurisdictions. The only periods subject to examination by the major tax jurisdictions where we do business are the 2004 through 2006 tax years. Various foreign income tax returns are under examination by taxing authorities. We do not believe that the outcome of any examination will have a material impact on our financial condition or results of operations.

We have been involved in compound development and commercialization collaborations since 1997. We developed a risk-sharing research and development model to help pharmaceutical and biotechnology clients develop compounds. Through collaboration arrangements based on this model, we assist our clients by sharing the risks and potential rewards associated with the development and commercialization of drugs at various stages of development. As of September 30, 2007, we had four such arrangements that involve the potential future receipt of one or more of the following: payments upon the achievement of development and regulatory milestones; royalty payments if the compound is approved for sale; sales-based milestone payments; and a share of net sales up to a specified dollar limit. The compounds that are the subject of these collaborations are still in development and have not been approved for sale in any country. As a result of the risks associated with drug development, including obtaining regulatory approval to sell in any country, the receipt of any further milestone payments, royalties or other payments with respect to any of our drug development collaborations is uncertain.

As of September 30, 2007, the Company had two collaborations that involved future expenditures. The first is the Company’s collaboration with ALZA Corporation, a subsidiary of Johnson & Johnson, for dapoxetine. In connection with this collaboration, the Company has an obligation to pay a royalty to Eli Lilly & Company of 5% on annual net sales of the compound in excess of $800 million. ALZA received a “not approvable” letter from the FDA in October 2005, but has continued its global development program and has said that it intends to file a marketing application for dapoxetine in Europe in late 2007 and is evaluating the possibility of a filing in Canada.

The second collaboration involving future expenditures is with Ranbaxy Laboratories Ltd. In February 2007, we exercised an option to license from Ranbaxy a statin compound that we are developing as a potential treatment for dyslipidemia, a metabolic disorder often characterized by high cholesterol levels. The option was exercised pursuant to an agreement entered into effective as of December 15, 2006. Upon exercise of the option, we paid a one-time license fee of $0.25 million. Under the agreement, we have an exclusive license to make, use, sell, import and sublicense the compound and any licensed product anywhere in the world for any human use. We are solely responsible, and will bear all costs and expenses, for the development, manufacture, marketing and commercialization of the compound and licensed products. In addition to the one-time license fee, we are obligated to pay Ranbaxy milestone payments upon the occurrence of specified clinical development events. If a licensed product is approved for sale, we must also pay Ranbaxy royalties based on sales of the product, as well as commercial milestone payments based on the achievement of specified worldwide sales targets. If all criteria are met, the total amount of potential clinical and sales-based milestones would be $44.0 million. We filed the investigational new drug application, or IND, for the statin compound in late March 2007. We completed a single ascending dose, first-in-human study for this statin in June 2007, and the compound was safe and well tolerated at all doses in this trial. We also completed a first-in-patient study, and a drug-drug interaction study to evaluate the interaction between our statin and gemfibrozil, a fibrate commonly used to lower triglycerides. We are currently conducting an additional Phase I trial to study higher doses of the compound in healthy subjects and, depending on the results, plan to conduct further trials to continue to evaluate the safety and efficacy of this compound.

Under most of our agreements for Development services, we agree to indemnify and defend the sponsor against third party claims based on our negligence or willful misconduct. Any successful claims could have a material adverse effect on our financial condition, results of operations and future prospects.

We expect to continue expanding our operations through internal growth, strategic acquisitions and investments. We expect to fund these activities and the payment of future cash dividends from existing cash, cash flows from operations and, if necessary or appropriate, borrowings under our existing or future credit facilities. We believe that these sources of liquidity will be sufficient to fund our operations and dividends for the foreseeable future. From time to time, we evaluate potential acquisitions, investments and other growth and strategic opportunities that might require additional external financing, and we might seek funds from public or private issuances of equity or debt securities. While we believe we have sufficient liquidity to fund our operations for the foreseeable future, our sources of liquidity and ability to pay dividends could be affected by our dependence on a small number of industries and clients; compliance with regulations; reliance on key personnel; breach of contract, personal injury or other tort claims; international risks; environmental or intellectual property claims; or other factors described below under “Potential Liability and Insurance”, “Potential Volatility of Quarterly Operating Results and Stock Price” and “Quantitative and Qualitative Disclosures about Market Risk”. In addition, see “Risk Factors,” “Contractual Obligations” and “Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2006.

Contractual Obligations

As a result of the adoption of FIN 48 on January 1, 2007, we have a liability of unrecognized tax benefits of approximately $28.0 million. We estimate that approximately $0.2 million will be paid in the next 12 months. We are unable to reasonably estimate the amount or timing of payments for the remainder of the liability. Other than the adoption of FIN 48, there have been no significant changes to the Contractual Obligation table included in our Annual Report on Form 10-K for the year ended December 31, 2006.

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

Income Taxes

Because we conduct operations on a global basis, our effective tax rate has and will continue to depend upon the geographic distribution of our pretax earnings among locations with varying tax rates. Our profits are also impacted by changes in the tax rates of the various tax jurisdictions. In particular, as the geographic mix of our pretax earnings among various tax jurisdictions changes, our effective tax rate might vary from period to period. The effective rate will also change due to the discrete recognition of tax benefits when tax positions are effectively settled.

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

Recent consolidations and other transactions involving competitors could increase the competition within our industry for clients, experienced personnel and acquisition candidates. For example, in 2006, Covance acquired Radiant Research and Kendle acquired the Phase II-IV clinical business of Charles River Laboratories. These consolidations and other potential future transactions, such as the planned acquisition of PRA International by Genstar Capital, a private equity firm, could increase competition in our industry.

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

We are exposed to foreign currency risk by virtue of our international operations. We derived approximately 33.1% and 36.2% of our net revenues for the three months ended September 30, 2006 and 2007, respectively, from operations outside the United States. We generally reinvest funds generated by each subsidiary in the country where they are earned. Our operations in the United Kingdom generated more than 37.7% of our net revenue from international operations during the three months ended September 30, 2007. Accordingly, we are exposed to adverse movements in foreign currencies, predominately in the pound sterling.

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

We also have currency risk resulting from the passage of time between the invoicing of clients under contracts and the collection of client payments against those invoices. If a contract is denominated in a currency other than the subsidiary’s local currency, we recognize a receivable at the time of invoicing for the local currency equivalent of the foreign currency invoice amount. Changes in exchange rates from the time the invoice is prepared until payment from the client will result in our receiving either more or less in local currency than the local currency equivalent of the receivable. We recognize this difference as a foreign currency transaction gain or loss, as applicable, and report it in other income, net. If the exchange rate on accounts receivable balances denominated in pounds sterling and euros had increased by 10%, our foreign currency transaction loss would have increased by $3.2 million in the quarter ended September 30, 2007.

Our strategy for managing foreign currency risk relies primarily on receiving payment in the same currency used to pay expenses. If the U.S. dollar had weakened an additional 10% relative to the pound sterling, euro and Brazilian real in the third quarter of 2007, net income would have been approximately $1.8 million lower for the quarter based on revenues and costs related to our foreign operations. From time to time, we also enter into foreign currency hedging activities in an effort to manage our potential foreign exchange exposure. At September 30, 2007, the face amount of these foreign exchange hedging contracts was $33.0 million.

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

Currently, there are no material exchange controls on the payment of dividends or otherwise prohibiting the transfer of funds out of or from within any country in which we conduct operations. Although we perform services for clients located in a number of foreign jurisdictions, we have not experienced any material difficulties in receiving funds remitted from foreign countries. However, new or modified exchange control restrictions could have an adverse effect on our financial condition.

We are exposed to changes in interest rates on our cash, cash equivalents and short-term investments and amounts outstanding under notes payable and lines of credit. We invest our cash and cash equivalents in financial instruments with interest rates based on financial market conditions. If the interest rates on cash, cash equivalents and short-term investments decreased by 10%, our interest income would have decreased by approximately $0.4 million in the quarter ended September 30, 2007.

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

Internal Control Over Financial Reporting

There were no changes in internal control over financial reporting during the third quarter of 2007 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1.	Legal Proceedings

Beginning early 2007, we were named as a co-defendant in lawsuits alleging injuries to patients who took Sanofi-Aventis’ FDA-approved antibiotic Ketek, for which we provided certain clinical trial services. These lawsuits include: Campbell v. Sanofi-Aventis, et al. in the United States District Court for the Northern District of Alabama; Gregg and Gregg v. Sanofi-Aventis, et al., Manley and Manley v. Sanofi-Aventis, et al., Bennett v. Sanofi-Aventis et al., Henry v. Sanofi-Aventis et al., and Hamm v. Sanofi-Aventis, et al., each filed in Superior Court of New Jersey, Middlesex County; and Carpenter v. Sanofi-Aventis, et al. filed in the Superior Court in Mecklenburg County, North Carolina. Additional suits have been filed in New Jersey and more similar suits are possible. These suits allege multiple causes of action, including negligence, misrepresentation, breach of warranty, conspiracy, wrongful death in at least two cases and violations of various state and federal statutes, including unfair and deceptive trade practices acts. Generally, the plaintiffs are seeking unspecified damages from alleged injuries from the ingestion of Ketek, and in some of the cases in New Jersey claim damages; of at least $20.0 million. While there can be no assurance of a successful outcome and litigation costs can be material, we do not believe that these claims against us have merit and intend to vigorously defend ourself in these matters.

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

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC.
(Registrant)

By	/s/ Fredric N. Eshelman
Chief Executive Officer
(Principal Executive Officer)

By	/s/ Daniel G. Darazsdi
Chief Financial Officer
(Principal Financial Officer)

Date: November 7, 2007