Form 10-K
period 2007-12-31
PHARMACEUTICAL PRODUCT DEVELOPMENT INC
filed 2008-02-26
CIK 1003124

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 0-27570

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC.

(Exact name of registrant as specified in its charter)

North Carolina	56-1640186
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

929 North Front Street Wilmington, North Carolina	28401
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (910) 251-0081

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, par value $0.05 per share	Nasdaq Global Select Market
(Title of each class)	(Name of each exchange on which registered)

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☒    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the common stock held by non-affiliates of the registrant was approximately $4.1 billion as of June 30, 2007, based on the closing price of the Common Stock on that date on the Nasdaq Global Select Market. Shares of common stock held by each executive officer and director and by each person who owns 10% or more of the outstanding common stock have been excluded in that such person might be deemed to be an affiliate. This determination of affiliate status might not be conclusive for other purposes.

As of February 15, 2008, there were 119,342,146 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The Company’s definitive Proxy Statement for its 2008 Annual Meeting of Stockholders (certain parts, as indicated in Part III).

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

We have been in the drug development business for more than 22 years. Our development services include preclinical programs and Phase I to Phase IV clinical development services as well as bioanalytical product testing and clinical laboratory services. We have extensive clinical trial experience, including regional, national and global studies across a multitude of therapeutic areas and in various parts of the world. In addition, for marketed drugs, biologics and devices, we offer support such as product launch services, medical information, patient compliance programs, patient and disease registry programs, product safety and pharmacovigilance, Phase IV monitored studies and prescription-to-over-the-counter, or Rx to OTC, programs.

With offices in 30 countries, operations in 40 countries and more than 10,000 professionals worldwide, we have provided services to 45 of the top 50 pharmaceutical companies in the world as ranked by 2006 healthcare research and development spending. We also work with leading biotechnology and medical device companies and government organizations that sponsor clinical research. We are one of the world’s largest providers of drug development services to pharmaceutical, biotechnology and medical device companies and government organizations based on 2007 annual net revenue generated from contract research organizations.

Building on our outsourcing relationship with pharmaceutical and biotechnology clients, we established our discovery sciences business in 1997. This business primarily focuses on preclinical evaluations of anticancer therapies, biomarker discovery and patient sample analysis services, and compound development and commercialization collaborations. We have developed a risk-sharing research and development model to help pharmaceutical and biotechnology clients develop compounds. Through collaborative arrangements based on this model, we assist our clients by sharing the risks and potential rewards of the development and commercialization of drugs at various stages of development.

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

Industry Overview

Discovering and developing new drugs is an extremely expensive, high-risk and time-consuming process. Multiple industry sources estimate the fully capitalized cost of developing and commercializing a new pharmaceutical product ranges from $800 million to over $1 billion. In addition, it generally takes between 10 and 15 years to develop a new prescription drug and obtain approval to market it in the United States.

The drug development services industry provides independent product development services to pharmaceutical, biotechnology and medical device companies, and government organizations. This industry has evolved from providing limited clinical trial services in the 1970s to a full-service industry today characterized by broader relationships with clients and by service offerings that encompass the entire drug development process, including preclinical evaluations, study design, clinical trial management, data collection, biostatistical analyses, regulatory consulting, clinical laboratory and diagnostic services, pre- and post-approval safety analysis, product registration and post-approval support.

Over the past 22 years, technological advances, as well as the emergence of the biotechnology industry, have dramatically changed the drug discovery process. New and improved technologies have evolved such as ultra high-throughput screening, new in vitro and in vivo preclinical profiling techniques, biomarker research and the gene-based drug research commonly referred to as genomics. The objective of these innovations is to find more drug targets and to screen against targets much more quickly, with literally millions of chemical compounds possible. This process is expected to produce many more molecules having the ability to affect biological activity. These molecules then need to be tested quickly and economically to determine their viability as potentially safe and effective drug candidates. Moreover, many industry participants, including pharmaceutical, biotechnology and contract research companies, have broadened their efforts to collaborate technically and financially to optimize their drug pipelines.

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

Screening. After identifying a potential drug target, researchers develop tests, or assays, to screen chemicals for their ability to alter the functional activity of the target. Ones that do so are called “hits.” Thousands of chemicals can be quickly evaluated when these assays are incorporated into high-throughput screening processes. Hits that have good potency and selectivity are called “leads” and are then tested for their potential as drug candidates.

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

After the successful completion of all clinical phases, a company submits to the FDA a new drug application, or NDA, for a drug, or a biologic license application, or BLA, for a biologic, requesting that the product be approved for marketing. The NDA/BLA is a comprehensive, multivolume filing that includes, among other things, the results of all preclinical and clinical studies. The FDA’s review can last from a few months to several years, depending on the drug and the disease state that is being treated. Drugs that successfully complete this review may be marketed in the United States. As a condition to its approval of a drug, the FDA might require additional clinical trials following receipt of approval, in order to monitor long-term risks and benefits, to study different dosage levels or to evaluate different safety and efficacy parameters in target populations. In recent years, the FDA has increased its reliance on these trials, and with the passage of the Food and Drug Administration Amendments Act, or FDA Act, in late 2007, the FDA is expected to require sponsors to run more post-approved trials in the future.

Trends Affecting the Drug Discovery and Development Industry

The drug discovery and development services industry has been and will continue to be affected by, among others, the following trends:

Rapid Technological Change and Increased Data. Scientific and technological advancements are rapidly changing the drug discovery and development processes, requiring industry participants to make significant investments to keep pace with competition. The technology to understand gene function, known as functional genomics, is dramatically increasing the number of identified potential drug targets within the human body. Many pharmaceuticals on the market today have historically targeted no more than an estimated 500 human gene products. With an estimated 20,000 to 25,000 human protein-coding genes, an enormous number of targets for therapeutic intervention remain untapped. This number of targets increases the need for companies to use state-of-the-art technologies to effectively validate and optimize promising targets and lead candidates. Industry participants are also looking to applications such as biomarker technology to save development time and costs, as well as enable more precise diagnosis and personalized treatment of disease. These evolving technologies and the expertise to manage them are costly and involve significant investments in expertise, capital, intellectual property and sophisticated instrumentation. Thus, drug discovery and development service firms that have the capability and expertise to provide early stage research and development services offer the potential to offset some of these investments and potentially reduce the financial risk of drug discovery efforts.

Changes in the Regulatory Environment. The drug discovery and development process is heavily regulated by the FDA and its Center for Drug Evaluation and Research, or CDER. The war on terror, the risk of global vaccine shortages and the threat of new potential pandemics have elevated the FDA’s focus on research in the areas of bioterrorism and vaccine development. In addition, recent product safety concerns, increases in drug and general healthcare costs and the emergence of importation issues have placed the FDA and other regulatory agencies under increased scrutiny. As a result of these and other events, drug safety, cost and availability are under intense monitoring and review by Congress, the FDA and other government agencies. In September 2007, primarily in response to the FDA’s handling of postmarket data and recent drug safety concerns, the FDA Act, was signed into law. In addition to reauthorizing and amending various provisions that were scheduled to expire, this Act provides the FDA with new regulatory authority to require drug sponsors to run postapproval clinical trials and develop and implement risk evaluation and mitigation strategies. The FDA Act and continued drug safety issues could have a lasting and pronounced impact on the drug discovery and development industry.

Government-Sponsored Drug Research and Development. Government agencies continue to be a significant source of funding for new drug and vaccine research and development. The total budget of the National Institutes of Health, or NIH, for the fiscal year 2007 and 2008 is approximately $29 billion and includes significant appropriations for drug research and development initiatives in the areas of cancer, vaccines, AIDS and chronic diseases such as diabetes. As a result, drug research and development service providers and contractors, including CROs, should continue to benefit from government-sponsored research and development initiatives.

Increase in Potential New Drug Candidates. The number of drug compounds in various stages of development has increased steadily over the past five years, with particularly strong growth in the number of compounds in early stages of development. While research and development spending and the number of drug candidates are increasing, the time and cost required to develop a new drug candidate also have increased. Many pharmaceutical and biotechnology companies do not have sufficient internal resources to pursue development of all of these new drug candidates on their own. Consequently, these companies are looking to the drug discovery and development services industry for cost-effective, innovative and rapid means of developing new drugs.

Research and Development Productivity. While the total number of compounds in clinical development has increased in the last several years, thereby increasing the aggregate spending on research and development programs associated with new drug candidates, the number of novel new drugs approved for marketing remained relatively flat or even declined in recent years. Pharmaceutical and biotechnology companies have responded by focusing on efforts to extend the value of existing products, improve clinical success rates, restructure and re-engineer business processes and business units and lower clinical study costs. Furthermore, many pharmaceutical and biotechnology companies have also responded to the productivity challenge by increasing their focus on licensing and collaborative arrangements to improve new drug pipelines and gain financing for future development and marketing programs.

Biotechnology Industry Growth. The U.S. biotechnology industry has grown rapidly over the last decade and has emerged as a key client segment for the drug development services industry. While the biotechnology industry accounts for a smaller percentage of total industry R&D expenditure, the rate of biotechnology companies’ spending is higher than traditional pharmaceutical companies. This industry is generating significant numbers of new drug candidates that will require development and regulatory approval. Many of these new drug candidates are now moving into clinical development, with over 1,000 products in Phase II/III clinical development. Many biotechnology companies do not have the necessary staff, operating procedures, experience or expertise to conduct clinical trials on their own. Because of the time and cost involved, these companies rely heavily on contract research organizations to conduct clinical research for their drug candidates. The ability of small and mid-sized biotech companies to attract the funding needed to sustain operations and advance clinical candidates to subsequent stages in the development process can affect the growth of the development services industry. Over the past several years, venture capital funding for small and mid-sized biotech companies has continued to grow, averaging over $1 billion per quarter over the last several quarters.

Globalization of Clinical Trials. Clinical trials have become increasingly global as sponsors seek to accelerate patient recruitment, broaden access to trained investigators, reduce costs and gain access to new sources of market expertise. Moreover, pharmaceutical and biotechnology companies are increasingly seeking to file drug registration packages in multiple countries and regulatory jurisdictions to extend drug product markets. More clinical study work is being conducted in Eastern Europe, Asia and Latin America, as well as other geographic regions. The clinical studies to support these registration packages frequently include a combination of multinational and domestic trials. This trend puts an emphasis on global experience and coordination throughout the development process, including the collection, analysis, integration and reporting of clinical trial data. Among the major global drug development service providers, approximately 40% of the net revenue generated in 2007 was derived from outside of the United States.

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

PPD’s Solution

We address the needs of the pharmaceutical, biotechnology and medical device industries, as well as academic and government organizations, for drug discovery and development by providing integrated services to help our clients maximize the return on their research and development investments. Our application of innovative technologies, therapeutic expertise and commitment to quality throughout the drug discovery and development process offers our clients a way to identify and develop successful drugs and devices more quickly and cost-effectively. We have obtained significant drug development expertise from more than 22 years of operation, and in 2003 we expanded into the medical device industry. We use our proprietary informatics technology across our discovery and development services to support and help accelerate the process. Finally, with global infrastructure and expertise in key regions throughout the world, we are able to accommodate the multinational discovery and development needs of our clients.

Our Strategy

Our corporate mission is to help clients maximize the return on their research and development investments and accelerate the delivery of safe and effective therapeutics to patients. The key parts of our strategy to accomplish this mission include the following:

•

Continue to build our core competencies. We are an established company led by professionals with significant discovery and development experience helping bring successful products to market throughout the world. This experience and expertise constitute our core operational strengths. Our performance in development services has made us one of the largest providers of those services globally. We are continually building our competencies by seeking to hire top professionals in key markets around the world.

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

•

Continue to develop intellectual property rights. One of the keys to our long-term performance is the development of our intellectual property rights in a variety of areas, including proprietary clinical development processes, tools and software, as well as rights to the compounds and methods of use developed from risk-sharing arrangements. The former protect our competitive advantage in our core services, and the latter provide revenue opportunities via upfront license fees, milestone payments and royalties on sales of drugs, if successfully developed and commercialized.

•

Continue strategic global expansion to meet client needs. We currently have operations in the Americas, Europe, Africa, the Middle East, Asia and Australia, which position us to meet our clients’ multinational needs. We intend to further expand globally when we deem it appropriate to meet our existing and prospective clients’ demands.

•

Continue to pursue strategic acquisitions and investments. We will continue to actively seek strategic acquisitions and investments, both within and complementary to our current service lines. Our criteria for acquisitions and investments include complementary client lists, ability to increase market share within and across clients, complementary therapeutic area and service segment strengths, strategic geographic capabilities, particular process expertise and complementary services, products or technologies.

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

We offer preclinical consulting as well as a full range of preclinical efficacy, pharmacokinetic, pharmacodynamic and mechanism models for anticancer therapeutic candidates. Our experienced preclinical staff designs and manages the studies needed to identify, profile and optimize lead compounds across all therapeutic areas.

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

Our technical writers, alongside our board-certified toxicologists, prepare pharmacology and toxicology summaries for regulatory submissions. They also work with regulatory authorities to develop preclinical plans. We offer a full range of regulatory support services, including document preparation, review and submission for all preclinical regulatory filings required by regulatory agencies, as well as facilitation of meetings with regulatory agencies to ensure successful outcomes.

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

Compound Collaboration Programs. With increased capacity to screen and develop early lead compounds and candidates, pharmaceutical companies now find themselves lacking the capacity to develop all of these compounds and take them to market within a reasonable time. Many biotechnology companies have promising drug development candidates but lack the financial resources or the infrastructure to develop them further. These situations provide attractive opportunities for us to use our extensive experience in strategic, global drug development to selectively in-license and develop compounds or jointly develop drug candidates in collaborative arrangements. Our compound collaborative efforts have created a pipeline of products that leverages our resources, creates new opportunities for growth, and allows us to share the risks and rewards of drug development with our clients and partners.

We entered into our first compound partnering arrangement in 1998 when we acquired an exclusive license, as part of a development collaboration with Eli Lilly and Company, to develop and commercialize the compound dapoxetine for genitourinary indications, including premature ejaculation, or PE. We developed the compound through Phase II proof-of-concept and, in January 2001, out-licensed it to ALZA Corporation which was subsequently acquired by Johnson and Johnson. Under the terms of the agreement, we granted Johnson and Johnson worldwide rights to develop and commercialize dapoxetine and Johnson and Johnson is responsible for all clinical, regulatory, manufacturing, sales and marketing costs associated with the compound. In exchange, we received an upfront payment and are entitled to receive further payments if regulatory milestones are achieved. In addition, we are entitled to receive royalty payments based on sales of dapoxetine, as well as milestone payments when specified sales levels are reached. In December 2003, we acquired Lilly’s patents and remaining rights to develop and commercialize dapoxetine in the field of genitourinary disorders in return for a cash payment of $65.0 million. We also agreed to pay Lilly a royalty of 5% on annual sales of dapoxetine, if any, in excess of $800 million. In December 2004, Johnson and Johnson submitted an NDA to the FDA for dapoxetine. The FDA accepted the NDA for filing in February 2005, which triggered a $10.0 million milestone payment from ALZA to us. In October 2005, Johnson and Johnson received a “not approvable” letter from the FDA, but continued its global development program. In December 2007, Johnson and Johnson submitted a marketing authorization application for dapoxetine to regulatory authorities in seven countries in the European Union. Although these regulatory applications have been submitted, we do not know if or when Johnson and Johnson will submit applications for or obtain regulatory approval for dapoxetine in the United States or any other country.

In 2003, we made an equity investment in Syrrx, Inc., a privately held drug discovery company, and entered into a collaboration agreement to develop Syrrx’s orally active dipeptidyl peptidase IV, or DPP-4, inhibitors to treat type 2 diabetes and other major human diseases. In March 2005, Takeda Pharmaceutical Company Limited acquired Syrrx. In July 2005, Takeda acquired the development and commercialization rights to all DPP-4 inhibitors previously granted to us under the collaboration agreement between PPD and Syrrx. Under the new agreement, Takeda paid us a $15.0 million upfront payment in the third quarter of 2005. We will also be entitled to receive potential milestone payments and royalties associated with the future development and commercialization of specified DPP-4 inhibitors and will serve as the sole provider of clinical and bioanalytical services to Takeda for Phase II and Phase III trials of DPP-4 inhibitors conducted in the United States and Europe. As a result of this agreement, we will have no further material expense associated with the development and commercialization of these DPP-4 inhibitors. In January 2006, Takeda commenced Phase III trials for the lead DPP-4 inhibitor, alogliptin, and as a result, paid us a $15.0 million milestone payment. In December 2007, Takeda submitted an NDA for alogliptin to the FDA. If the FDA accepts the NDA for filing, we will earn a $15.0 million milestone payment from Takeda. In addition, if the FDA approves the NDA for alogliptin, we will earn a $25.0 million milestone payment from Takeda.

In 2004, we purchased shares of Accentia Biopharmaceuticals, Inc. Series E convertible preferred stock for $5.0 million. Accentia is a specialty biopharmaceutical company focused on the development and commercialization of late-stage clinical products in the areas of respiratory disease and oncology. In 2004, we also entered into a royalty stream purchase agreement with Accentia under which we purchased for $2.5 million a royalty stream equal to 7% of net sales of specified products. We subsequently amended that agreement and agreed to provide specified clinical development services, up to a maximum dollar limitation, to Accentia in connection with a Phase III trial for SinuNase®, Accentia’s proprietary compound that it is developing for the treatment of chronic sinusitis. In exchange for providing these services, Accentia agreed to pay us an additional royalty equal to 7% of the net sales of specified SinuNase products if approved for sale by the FDA. Under the amended agreement, either party had the option to terminate the provisions of the agreement related to our obligation to provide clinical development services at any time on or before December 31, 2006. Accentia exercised this option and terminated these provisions of the agreement effective December 28, 2006. Accentia recently announced that it completed enrollment in the SinuNase Phase III program and expects to announce top-line results in the first quarter of 2008.

In early 2007, we exercised our option to acquire an exclusive worldwide license from Ranbaxy Laboratories, Ltd. to develop, manufacture and market its novel statin for the treatment of dyslipidemia. The preclinical toxicology, drug metabolism and pharmacokinetic data suggest that the statin has the potential to offer an improved safety profile over currently marketed statins. Under the terms of the agreement, Ranbaxy will be entitled to receive milestone payments upon the occurrence of specified clinical events. In the event of approval to market a drug product, Ranbaxy will be entitled to receive royalties on sales of the drug and sales-based milestones. We will be responsible for all costs and expenses associated with the development and commercialization of the compound, including preclinical and clinical studies. Ranbaxy has retained co-marketing rights to the compound in India. We filed an investigational new drug application with the U.S. FDA in March 2007 and completed a Phase I single dose study in humans in July 2007, and the compound was safe and well tolerated at all doses in this trial. We also completed a first-in-patient study, and a drug-drug interaction study to evaluate the interaction between our statin and gemfibrozil, a fibrate commonly used to lower triglycerides. We are currently conducting additional trials to further evaluate the safety and efficacy of this statin. We have preliminary results from the first part of a high dose comparator trial. These preliminary results suggest that our statin was well-tolerated in the first part of this trial based on adverse event and clinical laboratory data and compared favorably to the comparator statins with respect to lipid lowering. The second part of the study is in progress and final results could vary materially from the preliminary results. We anticipate having final results from this high dose comparator study in the first quarter of 2008 and plan to decide upon a course of action related to this statin program after evaluating the full and complete results from these trials.

Our Development Group

We have designed our various global services to be flexible and integrated in order to assist our clients in optimizing their research and development spending through the clinical stages of the development process. We provide a broad range of development services, either individually or as an integrated package, to meet clients’ needs.

Phase I Clinical Testing. Having conducted Phase I studies for more than 20 years, we are one of the industry’s most experienced Phase I trial providers. Our 300-bed Phase I clinic in Austin, Texas capitalizes on our strengths in conducting first-in-man studies, cardiac monitoring and large, complex, procedure-intensive Phase I trials. Our professional physician and nursing staff administer general Phase I safety tests, special population studies and bioavailability and bioequivalence testing. Bioavailability and bioequivalence testing involves administration of test compounds and obtaining biological fluids sequentially over time to measure absorption, distribution, metabolism and excretion of the drug. Our Phase I unit also includes a dental research clinic to evaluate the safety and effectiveness of new analgesic compounds in molar extraction models. Our Phase I services can also be integrated with other services that we provide, such as bioanalytical, data management, pharmacokinetic and biostatistical services.

Laboratory Services. We offer the following laboratory services:

Austin Central Laboratory. Our Austin central laboratory is located in our Phase I unit and primarily supports the Phase I operations there. This laboratory performs clinical chemistry assays on volunteer specimens to ensure each subject qualifies for the study and is not adversely affected by a drug. Having our laboratory in the same facility as the volunteers speeds our response time to assess unexpected outcomes. This laboratory also serves as a central laboratory for U.S. small to medium size Phase II through IV multicenter safety studies.

Global Central Laboratories. Based in Highland Heights, Kentucky, and Brussels, Belgium, our global central laboratories provide highly standardized efficacy and safety testing services with customized results databases for pharmaceutical and biotechnology companies engaged in clinical drug development, as well as government-funded studies. We focus on providing long-term, large-scale studies where laboratory measurement of clinically relevant endpoints is critical. Our global central laboratories can provide these services worldwide within 24 to 48 hours from the time a patient’s blood is drawn. In addition, in the first quarter of 2008, we established a collaboration with Peking Union Lawke for central laboratory services in China.

Bioanalytical Laboratories. We provide bioanalytical services through GLP-compliant laboratories in Richmond, Virginia, and Middleton, Wisconsin. Our bioanalytical laboratories analyze biological fluid samples from animal and human clinical studies. The latter studies include those conducted by our Phase I unit as well as those conducted on behalf of our clients from Phase I to IV for drug and metabolite content and concentration. We currently have more than 2,250 validated assays available for our clients’ use in conducting laboratory analyses. Our laboratories also process fluid samples for preclinical studies. Our bioanalytical methods include liquid chromatography/mass spectrometry (LC/MS), high performance liquid chromatography (HPLC), radioimmunoassay (RIA) and enzyme-linked immunosorbent assay (ELISA). Support services include handling HIV-positive samples, managing data for pharmacokinetic studies from multicenter trials, and archiving samples and data. In early 2008, our service offerings expanded to include complex immunologic assays for the vaccine industry.

cGMP Laboratory. We provide product analysis laboratory services through our cGMP-compliant laboratory in Middleton, Wisconsin. Our product analysis services include inhalation, biopharmaceutics, dissolution, stability and microbiology studies. These studies are necessary to characterize dosage form release patterns and stability under various environmental conditions in the intended package for marketing. These evaluations must be carried out from preclinical testing through Phase IV and the resulting data maintained over the commercial life of a product. New formulations, as well as generics and prescription products going to over-the counter status such that they no longer require physician prescription for consumer use, all require the same set of studies as the original dosage form.

We are one of a few full service companies able to offer our clients the advantages of bioanalytical, biomarker, product analysis and global central laboratory services, as well as Phase I clinical testing.

Phases II – IV Clinical Trial Management. The core of our development business is a comprehensive package of services for Phases II – IV clinical trials which, in conjunction with our other services, allows us to offer our clients an integrated package of clinical management services. We have significant clinical trials experience in the areas of:

General Areas of Expertise	Specific Areas of Expertise
Analgesia	Acute and chronic pain, cancer break through pain

Cardiovascular disease	Hypertension, angina pectoris, stroke, peripheral arterial disease, congestive heart failure, atrial fibrillation, acute coronary syndrome, thromboembolic disorders

Central nervous system disease	Schizophrenia, depression, epilepsy, chronic pain, anxiety, obsessive-compulsive disorders, panic disorders, insomnia, multiple sclerosis, Alzheimer’s disease

Critical care	Sepsis, ARDS (acute respiratory distress syndrome), trauma

Dermatology	Wound healing, acne, hair loss, psoriasis

Gastroenterology	Duodenal ulcer, gastric ulcer, gastro-esophogeal reflux disease, H.pylori, nonsteroidal anti-inflammatory drug-induced ulcers, inflammatory bowel disease, irritable bowel disease

Genitourinary	Incontinence, sexual dysfunction, overactive bladder

Hematology	Leukemia, hemophilia, lymphoma, myeloma, anemia

HIV/AIDS	Primary disease, treatment/prophylaxis of opportunistic infections

Infectious disease	Pneumonia, sinusitis, ear infections, swimmer’s ear, chronic bronchitis, urinary tract infection, skin and soft tissue infection, vaginal infections, thrush, athlete’s foot, ringworm, fungal blood infections, childhood and adult vaccines

General Areas of Expertise	Specific Areas of Expertise
Metabolic/endocrine disease	Diabetes, growth hormone, hyperlipidemia

Oncology	Prostate, colorectal, breast, lung, brain, gastric, pancreatic and other cancers

Pulmonary/allergy	Asthma, allergic rhinitis, chronic sinusitis, neonatal RSV treatment, prophylaxis

Rheumatology/immunology	Rheumatoid arthritis, osteoarthritis, lupus, gout, psoriasis

Urology	Sexual dysfunction, urinary incontinence, overactive bladder

Virology	Herpes simplex, chronic hepatitis B, chronic hepatitis C, genital herpes, respiratory syncytial virus, influenza

Women’s health	Osteoporosis, hormone replacement therapy

We provide our clients with one or more of the following Phase II – IV clinical trial management services:

Study Protocol and Case Report Form Design. The protocol defines the medical issue the study seeks to examine and the statistical methods that will be used. Accordingly, the protocol specifies the frequency and type of laboratory and clinical measures that are to be tracked and analyzed, the number of patients required to produce a statistically valid result, the period of time over which they must be tracked, and the frequency and dosage of drug administration. To be successful and for the product to make it to market, the protocol must fulfill requirements of regulatory authorities. Once the study protocol has been finalized, the case report form, or CRF, must be developed. The CRF is the critical document for investigative sites to record the necessary clinical data as dictated by the study protocol. If necessary, the protocol and CRF change at different stages of a trial. A CRF for one patient in a given study may consist of 100 or more pages. We serve our clients in the critical area of study design by applying our experience in the preparation of study protocols and case report forms and providing the associated study specific training.

Site and Investigator Recruitment. Third-party physicians, referred to as investigators, administer the compound under investigation to patients at hospitals, clinics or other locations, referred to as sites. Investigators implement or test medical devices in similar settings. A significant portion of a trial’s success depends on the successful identification and recruitment of experienced investigators with an adequate base of patients who satisfy the requirements of the study protocol. We recruit these investigators to participate in clinical trials and have access to several thousand investigators who have conducted clinical trials for us in the past. We work closely with clients to identify investigator sites with a proven record in managing and overseeing clinical studies. We are continually looking for new investigator sites around the world, with the ability to recruit patients in the therapeutic area of trial, complying with GCP’s and meeting our quality expectations.

Patient Enrollment. The investigators, with our assistance, find and enroll patients suitable for the study. The speed with which trials can be completed is significantly affected by the rate at which patients are enrolled. Prospective patients are required to review information about the drug or device and its possible side effects, and sign an informed consent form to record their knowledge and acceptance of potential side effects. Patients also undergo a medical examination to determine whether they meet the requirements of the study protocol. Patients then receive the compound and are examined by the investigator as specified by the study protocol.

Study Monitoring and Data Collection. As patients are examined and tests are conducted in accordance with the study protocol, data are recorded on CRFs. Specially trained persons known as monitors visit sites regularly to ensure that CRFs are completed correctly and to verify that the study has been conducted in compliance with the protocol and GCP. We offer electronic data capture, or EDC, technologies, which can significantly enhance both the quality and timeliness of clinical data collection while achieving real time data assessment of trial progress. Our study monitoring and data collection services are designed to comply with the FDA’s and other relevant regulatory agencies’ safety reporting guidelines as well as provide timely reviews for independent data monitoring safety committees. With significant experience conducting large global clinical trials, we have monitored thousands of clinical trials, including many large international trials with hundreds of sites and thousands of patients per trial. Our project management services are key to providing leadership and direction, across our global team, utilizing systems and processes to assure quality, effective delivery and accuracy throughout the project. Our global risk management process addresses potential obstacles, provides strategic intervention solutions and determines escalation pathways for further discussion, if needed.

We monitor our clinical trials in compliance with government regulations and guidelines. We have adopted global standard operating procedures intended not only to satisfy regulatory requirements in the United States and in many foreign countries, but also to serve as a tool for controlling and enhancing the quality of our clinical trials. All of our standard operating procedures comply with good clinical practices, or GCP, requirements and the International Conference on Harmonisation, or ICH, standards. The FDA has adopted these standards in its guidance documents and the members of the European community and Japan have codified these standards into their clinical research regulations. We compile, analyze, interpret and submit data generated during clinical trials to the FDA or other relevant regulatory agencies for purposes of assisting our clients in obtaining regulatory approval. We also provide consulting on the conduct of clinical trials for simultaneous regulatory submissions to multiple countries.

Government Services. We have an extensive history of working with the National Institutes of Health, particularly with the National Institute of Allergy and Infectious Diseases, or NIAID. We have more than 15 years experience working as the clinical site monitoring group for the Division of AIDS, or DAIDS, at NIAID. The initial contract requirements were for monitoring services at domestic sites; however, this has been expanded to include both domestic and international sites as well as GCP training for the sites, laboratory audits and GLP training and quality management. Approximately 80 full-time professional and administrative staff, including registered nurses with experience in monitoring HIV/AIDS therapeutic trials, provide training, quality management and clinical monitoring services to the NIAID, Division of AIDS. Currently this program provides services through more than 700 sites in 43 countries. In connection with our work with NIAID, since 2000, we have conducted nearly 12,500 interim site visits, which involved chart review, pharmacy assessments, site operation assessments, laboratory audits and regulatory file reviews for approximately 900 protocols.

Data Management and Biostatistical Analysis. We provide clients with design input from product development plans, protocol design, CRF design and database development. In addition, we have in-depth experience with EDC systems and our database structures comply with industry established standards and government regulations. We prepare statistical and safety summaries for interim and final analyses, data safety monitoring committees, endpoint adjudication committees and regulatory submissions (including NDAs, BLAs and PMAs).

Medical Writing and Regulatory Services. We provide planning services for product development including preclinical review, consulting and clinical protocol development. These activities are complemented by report writing, program management and other regulatory services designed to reduce overall development time.

Safety/Pharmacovigilance. We provide both pre-approval and post-approval pharmacovigilance services to the pharmaceutical and biotechnology industry. For example, we are now processing an average of more than 3,500 reports per month globally on adverse events that are serious or non-serious events of special interest. We specialize in the real-time processing of event reports necessary for non-biased, independent third-party adjudication, and have managed adjudicated safety studies of up to 25,000 patients.

Post-Approval Services and Market Development Support. We provide custom-designed post-approval services as well as programs to help develop markets for products still under development for pharmaceutical, biotechnology and medical device clients. In 2003, we created a dedicated team of clinical, marketing and health outcomes experts to help companies with pre-launch (Phase II through IIIb) and post-approval (Phase IV) programs to develop products as well as the markets for new products and to extend the market value of existing products. The portfolio of services we offer in this area includes health outcomes, large-volume Phase IV monitored studies, registries and observational studies, medical information, professional contact center services, writing and editorial services, risk management services, Rx-to-OTC switch programs, and online marketing and education.

PPD GlobalView, our proprietary web-based EDC system, has provided our post approval studies with a customizable, intuitive system for investigators to fulfill their trial objectives. Applying advanced technologies and experience, we combine health outcomes such as epidemiology, psychometrics and economics with clinical research to measure and compare risks, benefits and economic and quality-of-life impacts of drug therapies. Our Phase IV monitoring studies can produce valuable safety and efficacy data analyses as well as provide information for patient education programs. Our registries and observational studies collect real-world data on how a product is used in a non-controlled setting. Data can be used to determine actual prescriber use or treatment patterns, to collect potential safety signals for further investigation, and to evaluate effectiveness and patient quality of life. Our patient adherence programs can optimize real-world outcomes and indicate ways to help enhance proper use of a drug by the physician and patient. We also provide Rx-to-OTC switch programs, transitioning prescription products to OTC programs.

Medical Device Market. We support both pre- and post-approval trials for medical device products in a variety of therapeutic areas with particular focus on interventional cardiovascular trials. We provide expert regulatory consulting along with clinical trial execution, project management, monitoring, data management, biostatistics and medical report writing.

eClinical Initiatives. Our eClinical initiatives offer efficiencies, enhanced quality and improved communications with our clients. We utilize a global project milestone and resource management tool that helps project managers provide efficient and cost-effective study management with quality deliverables. We use our clinical trial management system to provide web-based, real-time access to study data from anywhere in the world, across our Phase II-IV studies. The CTMS system has been enhanced to provide ad hoc reporting capabilities and integration with our internal Interactive Voice/Web Response System, or IVRS/IWRS system. We are continuing to develop system interfaces with internal applications, such as remote data capture, or RDC, and client systems for seamless data transfer. We also provide RDC services using Oracle® Clinical’s RDC platform, as well as offer our in-house PPD GlobalView EDC system for post approval trials. We also support use of third party EDC vendors in all phases of clinical trial work. Coupled with PPD Patient Profiles and our biostatistical “real time analysis”, we offer our clients graphical display of real-time study data and blinded statistical tables and listings on an ongoing basis.

Our PPD DirectConnect™ web portals are now supporting more than 490 client studies across approximately 136 pharmaceutical, biotechnology, clinical laboratory and government clients. We have more than 8,300 external users of PPD DirectConnect™ and we should complete our 1,000th DirectConnect™ site in the first half of 2008. This technology has become a core part of how we provide secure, timely access to key study information to our clients. We continue to expand our use of a web-based document management system across the enterprise. This system enables us to utilize resources across disparate locations through the use of workflow automation, electronic signatures and content sharing for global project and departmental teams.

During 2007, we continued enhancing our post-approval EDC system, PPD GlobalView and our event tracking and electronic adjudication system, PPD GlobalView EventNet™. Our focus has been on providing new features that allow immediate access to on-line datasets and interactive safety reports, as well as automating our CRF generation tools. PPD Global View systems provide our registries and observational studies group with key study metrics and tracking functionality while providing research investigators a reliable, easy to use data collection system for large post-approval global studies.

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

•	PPD MedDRA (Medical Dictionary for Regulatory Activities) Browser, which allows for browsing the MedDRA dictionary via a web-based interface;

•	PPD WhoDD (Who Drug Dictionary) Browser, which allows for browsing the WhoDD dictionary via a web-based interface;

•	PPD MedDRA Query Manager, which allows companies to develop and maintain Standardized MedDRA Queries; and

•	MedDRA Upgrade and Impact Analysis, which allows for the analysis and comparison of assessing the impact of changes between versions of the MedDRA dictionary.

A primary focus of our informatics division is to provide consulting services to help pharmaceutical, biotechnology and medical device companies assess and resolve clinical data management and safety system challenges, such as integrating and customizing systems, migrating clinical and safety data, providing computer systems validation services that include compliance evaluation, and updating or replacing legacy systems to meet regulatory guidance. We provide expertise on the Oracle Life Sciences suite of products with a full range of support services including installation, training, validation, technical support and custom development. Also, leveraging the PPD technical infrastructure, we provide application service provider, or ASP, hosting services for the entire Oracle Life Sciences suite of products.

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

Client Identification and Mix

Our Development Group provides Phase I through Phase IV clinical development and post-approval services. We market these services in the Americas, Europe, Middle East, Africa, and Asia Pacific. The key differentiators that help us win development business from pharmaceutical and biotechnology companies and academic and government organizations include our global infrastructure, quality-driven execution based on ongoing training, quality assurance and control practices, and cross-functional groups with dedicated therapeutic expertise. Through our medical device development group, we offer clinical trial services and regulatory expertise to device companies, including a number of the leading cardiovascular device manufacturers and pharmaceutical companies developing adjunct therapies. In addition, our post-approval services combine clinical, marketing and health outcomes expertise to help pharmaceutical, biotechnology and device companies implement a wide range of strategies to capitalize on the strengths of products and maximize their life cycle.

From a geographic perspective, 63.0% of our Development Group’s net revenue in 2007 was derived from the United States, with the balance primarily coming from Europe. For additional information on the geographic distribution of our net revenue, see Note 17 in the Notes to Consolidated Financial Statements included elsewhere in this report.

Our Discovery Sciences Group offers services and technologies to select drug candidates for clinical evaluation. This group primarily targets clients in the pharmaceutical and biotechnology industries. In addition, we perform research on compounds that we own or license through our compound partnering relationships. For the year ended December 31, 2007, all of our Discovery Sciences Group revenue was generated in the United States.

For the year ended December 31, 2007, total net revenue for all of our services was derived from various industries approximately as follows:

Source	Percentage of Net Revenue
Pharmaceutical	58.7%
Biotechnology	29.1%
Government and other	12.2%

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

Concentration of business among large clients is not uncommon in our industry. Our diverse client mix, in which no single client in 2007 accounted for more than 10% of our net revenue, limits our exposure to significant risks associated with industry consolidation and major product cancellations. However, we have experienced higher concentration in the past and might experience it in the future. Approximately 39.7% of our 2007 net revenue was derived from clients headquartered outside the United States, in particular in Europe and Japan. Approximately 36.5% of our 2007 net revenue was generated from services provided by our employees located in countries outside the United States. See Note 17 in the Notes to Consolidated Financial Statements included elsewhere in this report for the breakdown of this revenue.

Marketing Strategy

With a primary focus on large pharmaceutical and biotechnology companies, we promote our preclinical services through concentrated business development efforts, scientist-to-scientist communications and centralized corporate marketing programs. In addition, we believe our reputation assists in securing repeat business and new clients for our specialized preclinical oncology lab.

For our development services and products, we use corporate marketing to support the efforts of our centralized business development staff calling on pharmaceutical, biotechnology and device companies. Our sales teams focus on client segments and service areas. In addition, while service area representatives call on particular functional groups within a given biopharmaceutical or device client, our general account managers are responsible for coordinating our provision of services to the client across our portfolio of services.

The top 25 publicly traded pharmaceutical companies ranked by research and development expenses in 2006 accounted for 97% of pharmaceutical research and development spending in 2006 so we concentrate on these companies. The top 50 publicly traded biotechnology companies accounted for nearly 51% of the biotechnology research and development expenditures in 2006. To appropriately focus our sales and marketing efforts among biotechnology companies, we consider additional factors such as the stage of a drug’s development and the financial stability of a potential client’s business.

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

Our global marketing initiatives include a mix of advertising, direct response, online promotion, trade events and scientific outreach programs. We integrate client representations and sales materials, a global speakers’

bureau, media relations, marketing at professional trade shows and corporate materials to reinforce key messages and selling points. Web-based activities include online advertising, interactive education and information programs delivered by web cast, direct e-mail campaigns and electronic newsletters. In 2007, we enhanced our corporate website, www.ppdi.com, to include an updated design and navigation for our services area, enabling visitors to quickly understand the full spectrum of our offerings. The implementation of a robust, user-friendly video portal allows visitors to hear from us and industry experts, take a virtual tour of a PPD facility and hear the latest in financial webcasts. In addition, we encourage and sponsor the participation of our scientific and technical personnel in a variety of professional endeavors, including the presentation of papers at national and international professional trade meetings and the publication of scientific articles in medical and pharmaceutical journals. Through these presentations and publications, we seek to further our reputation for professional excellence.

Backlog

Our backlog consists of anticipated net revenue from contracts, letters of intent and verbal commitments that either have not started but are anticipated to begin in the near future, or are in process and have not been completed. Amounts included in backlog represent anticipated future net revenue and exclude net revenue that has been recognized previously in our statement of operations. Net revenue is defined as gross revenue, less fees and associated reimbursements. Once contracted work begins, net revenue is recognized over the life of the contract. Our backlog was $2.7 billion in anticipated net revenue at December 31, 2007, compared to $2.2 billion at December 31, 2006.

Our backlog as of any date is not necessarily a meaningful predictor of future results because backlog can be affected by a number of factors, including the size and duration of contracts, many of which are performed over several years, and the changes in labor utilization that typically occur during a study. Additionally, contracts relating to our clinical development business are subject to early termination by the client and clinical trials can be delayed or canceled for many reasons, including unexpected test results, safety concerns or regulatory developments. Also, the scope of a contract can change significantly during the course of a study. If the scope of a contract is revised, the adjustment to backlog occurs when the revised scope is approved by the client. For these and other reasons, we might not fully realize our entire backlog as net revenue.

Intellectual Property

Patents, trademarks, copyrights and other proprietary rights are important to our business. We also rely on trade secrets, know-how, continuing technological innovations and licensing opportunities to develop and maintain our competitive position.

We actively seek patent protection both in the United States and abroad. As of December 31, 2007, we owned or co-owned 29 issued U.S. patents and 25 pending U.S. patent applications. Our issued U.S. patents primarily relate to our proprietary antitumor compounds, dapoxetine and methods of its use, and our biomarkers and methods of their use. Our pending U.S. patent applications primarily relate to proprietary biomarker discovery information, chemical compounds, clinical development business methods and software. We have filed or plan to file applications in other countries corresponding to most of our U.S. applications. As of December 31, 2007, we had 53 granted and 40 pending foreign filings.

We also have obtained licenses to other patents from academic institutions and pharmaceutical companies. As of December 31, 2007, we had exclusive license rights to 2 issued U.S. patents and 10 granted foreign filings, as well as 3 pending U.S. patents and 61 pending foreign filing.

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

Competition

The drug and medical device development outsourcing industry is highly competitive and fragmented, consisting of hundreds of smaller, limited-service providers and a number of full-service global development companies. In the past, the industry experienced some consolidation and a group of large, full-service competitors emerged, and consolidations and acquisitions have continued. For example, in 2006, Covance acquired Radiant Research, a multi-site domestic Phase I/IIA business, and PRA International, Inc. acquired Pharma Bio-Research (PBR), a Phase I/IIA clinical development company based in the Netherlands. Also in 2006, Kendle International, Inc. acquired the Phase II-IV clinical business of Charles River Laboratories International, Inc., and PAREXEL International Corporation acquired California Clinical Trials Medical Group, Inc. and Behavioral and Medical Research, adding a broad range of Phase I-IV clinical research services. These consolidations and other transactions, such as the acquisition of PRA International by Genstar Capital, a private equity firm, could potentially increase competition in our industry for clients, experienced clinical personnel, geographic markets and acquisition candidates. Additional business combinations by competitors or clients are possible and could have a significant impact on the competitive landscape of the drug development outsourcing industry.

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

Providers of outsourced drug and medical device development services compete on the basis of a number of factors. These factors include:

•	the reputation for on-time quality performance;

•	expertise and experience in specific therapeutic areas;

•	scope of service offerings;

•	staff expertise and qualifications;

•	price;

•	strengths in various geographic markets;

•	technological expertise and systems;

•	data management capabilities;

•	ability to acquire, process, analyze and report data in a time-saving, accurate manner; and

•	ability to manage large-scale clinical trials both domestically and internationally.

Over the past few years, our clients have increasingly pursued preferred provider agreements under which development services providers compete for selection as a vendor, with only a limited number of providers being chosen and therefore eligible to win future business from the client. While selection under such agreements is no guarantee of business, larger, established service providers have benefited significantly from these arrangements. In addition, providing clinical development services can be labor-intensive and we compete for a limited pool of professionals to provide these services. Although there can be no assurance that we will continue to do so, we believe we compete favorably in these areas.

Despite recent consolidation, this industry remains highly fragmented, with several hundred smaller, limited-service providers and a small number of full-service companies with global capabilities. Although there are few barriers to entry for smaller, limited-service providers, there are significant barriers to becoming a global provider offering a broad range of services. These barriers include:

•	the cost and experience necessary to develop broad therapeutic expertise;

•	the ability to manage large, global, complex clinical trials;

•	the ability to deliver high quality services consistently for large drug development projects;

•	the experience to prepare regulatory submissions throughout the world; and

•	the infrastructure and knowledge to respond to the global needs of clients.

For specialty areas such as drug information and post-marketing services, informatics and analytical laboratory services, our Development Group competes in a market that has a myriad of niche providers as well as larger, established firms. For the most part, these niche providers offer specialty services with a focus on a specific geographic region, a particular service or function and/or a specific stage or phase of drug development. By contrast, we provide our services on a global basis across functional areas.

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

Human trials usually start on a small scale to assess safety and then expand to larger trials to test both efficacy and safety in the target population. The trials are generally conducted in three phases, which sometimes overlap, although the FDA may require a fourth phase as a condition of approval. After the successful completion of the first three clinical phases, a company requests approval for marketing its product by submitting an NDA for a drug or a BLA for a biologic. The NDA/BLA is a comprehensive, multivolume filing that includes, among other things, the results of all preclinical and clinical studies, information about how the product will be manufactured and tested, additional stability data and proposed labeling. The FDA’s review can last from several months to multiple years, with the median approval time lasting approximately 13 months. Once the NDA/BLA is approved, the product may be marketed in the United States subject to any conditions imposed by the FDA as part of its approval. In addition, pursuant to the FDA Act that was signed into law in September 2007, the FDA can require drug companies to conduct post-approval clinical trials and implement risk evaluation and mitigation strategies.

Laboratories such as ours that provide information included in IND applications and NDAs must conform to regulatory requirements that are designed to ensure the quality and integrity of the testing process. For example, our bioanalytical laboratories in Richmond, Virginia, and Middleton, Wisconsin, follow the FDA’s GLPs. These GLPs have also been adopted by the Ministry of Health in the United Kingdom and by similar regulatory authorities in other countries. Our product analysis lab in Middleton, Wisconsin, also follows the FDA’s cGMPs. Both GLPs and cGMPs require standardization procedures for all equipment, processes and analytical tests, for recording and reporting data, and for retaining appropriate records. To help ensure compliance with GLPs and cGMPs, we have established quality assurance at our laboratory facilities to audit test data and we conduct regular inspections of testing procedures and our laboratory facilities.

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

The industry standard for the conduct of clinical research is embodied in the FDA’s regulations for IRBs, investigators and sponsor/monitors, which collectively are termed good clinical practices, or GCPs, by industry and the GCP guidelines issued by ICH, which have been agreed upon by industry and regulatory representatives from the United States, EU and Japan. Our global standard operating procedures are written in accordance with all FDA and ICH requirements. This enables our work to be conducted locally, regionally and globally to standards that meet all currently applicable regulatory requirements.

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

The Department of Health and Human Services has promulgated final regulations under the Health Insurance Portability and Accountability Act of 1996, or HIPAA, which governs the disclosure of confidential medical information in the United States. Since January 2001, we have had a global privacy policy in place that includes a designated privacy officer, and we comply with the current EU and HIPAA requirements. We will continue to monitor our compliance with these regulations and will take necessary steps to ensure continued compliance with these and other privacy regulations.

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

Employees

At December 31, 2007, we employed approximately 10,200 professionals, of whom approximately 9,950 were in the Development Group, approximately 100 were in the Discovery Sciences Group and the remainder served in corporate operations functions. Of our staff, approximately 630 hold Ph.D., M.D., Pharm.D. or D.V.M. degrees and approximately 1,510 hold other master’s or other postgraduate degrees. None of our employees are subject to a collective bargaining agreement. We believe that our relations with our employees are good.

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

Industry trends and economic and political factors that affect pharmaceutical, biotechnology and medical device companies and academic and government entities that sponsor clinical research, also affect our business. For example, the practice of many companies in these industries and government organizations has been to hire companies like us to conduct large development projects. If these industries reduce their tendency to outsource those projects, our operations, financial condition and growth rate could be materially and adversely affected. In the past, mergers, product withdrawal and liability lawsuits, and other factors in the pharmaceutical industry appear to have slowed decision-making by pharmaceutical companies and delayed drug development projects. Continuation or increases in these trends could have an adverse effect on our business. In addition, numerous governments have undertaken efforts to control growing healthcare costs through legislation, regulation and voluntary agreements with medical care providers and pharmaceutical companies. If future cost-containment efforts limit the profits that can be derived on new drugs, our clients might reduce their drug discovery and development spending, which could reduce our revenue and have a material adverse effect on our results of operations.

Our revenue depends on a small number of industries and clients.

We provide services to the pharmaceutical, biotechnology and medical device industries and academic and government organizations that sponsor clinical trials, and our revenue is highly dependent on expenditures by these clients. Accordingly, our operations could be materially adversely affected by consolidation in these industries or other factors resulting in a decrease in the number of our potential clients. For example, we experienced longer payment terms in 2007, which increased our days’ sales outstanding, or DSO, in accounts receivable and unbilled services, net of unearned income. If the number of our potential clients declines even further, they might be able to negotiate price discounts or other terms for our services that are less favorable to us than has historically been the case. We have experienced client concentration in the past and could again in the future. The loss of business from a significant client could have a material adverse effect on our results of operations.

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

Management

Our future success depends on the personal efforts and abilities of the principal members of our senior management and scientific staff to provide strategic direction, develop business, manage our operations, and maintain a cohesive and stable work environment. For example, we rely on the services of Fredric N. Eshelman, Pharm.D., our chief executive officer. In addition, we hired a number of new senior employees during 2007, including Chief Operating Officer, William Sharbaugh, and Chief Financial Officer, Daniel Darazsdi, so their integration into our company has been and will continue to be critical to our success. Although we have employment agreements with most of our executives, they are generally only for one or two years and do not assure that Dr. Eshelman or any other executive with whom we have an employment agreement will remain with us. We do not have employment agreements with all of our key personnel.

Healthcare Providers

Our ability to maintain, expand or renew existing business with our clients and to get business from new clients, particularly in the drug development sector, depends on our ability to subcontract and retain healthcare providers with the skills necessary to keep pace with continuing changes in drug development technologies. Competition for experienced healthcare providers is intense. We compete with pharmaceutical and biotechnology companies, including our clients and collaborators, other contract research companies, and academic and research institutions, to recruit healthcare providers.

Scientists and Other Technical Professionals

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

Our future success depends on our ability to keep pace with rapid technological changes that could make our services less competitive or obsolete.

The biotechnology, pharmaceutical and medical device industries generally and drug discovery and development more specifically are subject to increasingly rapid technological changes. Our competitors or others might develop technologies, services or products that are more effective or commercially attractive than our current or future technologies, services or products, or that render our technologies, services or products less competitive or obsolete. If competitors introduce superior technologies, services or products and we cannot make enhancements to ours to remain competitive, our competitive position, and in turn our business, revenue and financial condition, would be materially and adversely affected.

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

Federal or state authorities might adopt healthcare legislation or regulations that are more burdensome than existing regulations. For example, recent product safety concerns and the creation of the Drug Safety Oversight Board could change the regulatory environment for drug products, including the process for FDA product approval and post-approval safety surveillance. These and other changes in regulation could increase our expenses or limit our ability to offer some of our services or products. For example, the confidentiality of patient-specific information and the circumstances under which it may be released for inclusion in our databases or used in other aspects of our business are subject to substantial government regulation. Additional legislation or regulation governing the possession, use and dissemination of medical record information and other personal health information might require us to implement new security measures that require substantial expenditures or limit our ability to offer some of our services. These regulations might also increase costs by creating new privacy requirements for our informatics business and mandating additional privacy procedures for our clinical research business.

We might lose business opportunities as a result of healthcare reform.

Numerous governments have undertaken efforts to control growing healthcare costs through legislation, regulation and voluntary agreements with healthcare providers and drug companies. Healthcare reform could reduce demand for our services, including potential drug candidates that are being developed by us or with others under our risk-sharing agreements, and, as a result, our revenue. In recent years, the U.S. Congress has reviewed several comprehensive health care reform proposals. The proposals are intended to expand healthcare coverage for the uninsured and reduce the growth of total healthcare expenditures. The U.S. Congress has also considered and may adopt legislation that could have the effect of putting downward pressure on the prices that pharmaceutical and biotechnology companies can charge for prescription drugs. The Democratic Party having taken control of Congress in 2006 and potentially of the White House in 2008, increases the possibility of healthcare reform. Any such legislation could cause our discovery and development clients to spend less on research and development. If this were to occur, we would have fewer business opportunities for our development and discovery service businesses, which could reduce our earnings, and the development of particular compounds might be discontinued. Similarly, pending or future healthcare reform proposals outside the United States could negatively impact our revenue from our international operations.

The drug discovery and development services industry is highly competitive.

The drug discovery and development services industry is highly competitive. We often compete for business not only with other drug discovery and development companies, but also with internal discovery and development departments within our clients, some of which are large pharmaceutical and biotechnology companies with greater resources than we have. We also compete with universities and teaching hospitals. If we do not compete successfully, our business will suffer. The industry is highly fragmented, with numerous smaller specialized companies and a handful of full-service companies with global capabilities similar to ours. Increased competition might lead to price and other forms of competition that might adversely affect our operating results. As a result of competitive pressures, our industry experienced consolidation, including “going private” transactions, in recent years. This trend is likely to produce more competition from the resulting larger companies, and ones without the cost pressures of being public, for both clients and acquisition candidates. In addition, there are few barriers to entry for smaller specialized companies considering entering the industry. Because of their size and focus, these companies might compete effectively against larger companies such as us, which could have a material adverse impact on our business.

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

In addition, we have numerous business groups, subsidiaries and divisions. If we cannot properly manage these groups, subsidiaries or divisions, it will disrupt our operations. We also face additional risks in expanding our foreign operations. Specifically, we might find it difficult to:

•	assimilate differences in foreign business practices and regulations;

•	properly integrate systems and operating procedures;

•	hire and retain qualified personnel; and

•	overcome language and cultural barriers.

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

We have made and plan to continue to make investments in other companies. In many cases, there is no public market for the securities of these companies and we might not be able to sell these securities on terms acceptable to us, if at all. In addition, if these companies encounter financial difficulties, we might lose all or part of our investment. For example, in 2007 we recorded an impairment of equity investment, totaling $0.7 million to write down the carrying value of our investments for other-than-temporary declines in value. See Note 6 in the Notes to Consolidated Financial Statements included elsewhere in this report for a more detailed discussion of these impairments.

The investment of our cash balance and our investments in marketable debt securities are subject to risks which may cause losses and affect the liquidity of these investments.

At December 31, 2007, we had $171.4 million in cash and cash equivalents and $331.0 million in investments in marketable debt securities. We have historically invested these amounts in U.S. government obligations, guaranteed student loans, municipal notes, corporate notes and bonds, commercial paper, certificates of deposit and money market funds meeting our investment criteria. These investments are subject to general credit, liquidity, market and interest rate risks, which may be exacerbated by the recent U.S. sub-prime mortgage defaults that have affected various sectors of the financial markets and caused credit and liquidity issues. During the year ended December 31, 2007, we determined that any declines in the fair value of our investments were temporary. There may be further declines in the value of these investments, which we may determine to be other-than-temporary. These market risks might have a material adverse effect on our liquidity and financial condition, which could harm our business or our ability to pay dividends or repurchase stock.

At February 22, 2008, we held approximately $238.0 million of municipal notes and student loans as investments. We classified these investments as current assets. These investments have an auction reset feature and are commonly referred to as auction rate securities. This year through February 22, auctions for approximately $123.3 million of our auction rate securities failed, which means that the parties wishing to sell securities were unable to do so. While auctions for some of our other auction rate securities were successful, future auctions might fail. If future auctions fail for any of our investments, our ability to liquidate these investments and fully recover their carrying value in the near term may be limited or non-existent. If the issuers are unable to successfully close future auctions and their credit ratings deteriorate, we may in the future be required to record an impairment charge on these investments. If auctions continue to fail, it could take until the final maturity of the underlying securities (up to 35 years) if we are ever to realize our investments’ recorded value. These factors might have a material adverse effect on our liquidity and financial condition, which could harm our business or our ability to pay dividends or repurchase stock.

The fixed price nature of our development contracts could hurt our operating results.

The majority of our contracts for the provision of development services are at fixed prices or fixed unit prices, and as such have set limits on the amounts we can charge for our services. As a result, variations in the timing and progress of large contracts can materially affect our operating results. In addition, we bear the risk of cost overruns unless the scope of activity is revised from the contract specifications and we are able to negotiate a contract modification with the client shifting the additional cost to the client. If we fail to adequately price our contracts in total or at the unit level, or if we experience significant cost overruns, our operating results could be materially adversely affected. From time to time, we have had to commit unanticipated resources to complete projects, resulting in lower gross margins on those projects. We might experience similar situations in the future, which could have a material adverse impact on our operating results.

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

Our business involves the testing of new drugs and medical devices on human volunteers and, if marketing approval is received for any of our drug candidates, their use by patients. This exposes us to the risk of liability for personal injury or death to patients resulting from, among other things, possible unforeseen adverse side effects or improper administration of a drug or device. Many of these volunteers and patients are already seriously ill and are at risk of further illness or death. For example, beginning in early 2007, we have been named as a co-defendant in various lawsuits alleging injuries to patients who took Sanofi-Avertis’ FDA-approved antibiotic Ketek, for which we provided certain clinical trial services. If we were required to pay damages or incur defense costs in connection with any personal injury claim that is outside the scope of indemnification agreements we have with clients and collaborative partners, if any indemnification agreement is not performed in accordance with its terms or if our liability exceeds the amount of any applicable indemnification limits or available insurance coverage, we could be materially and adversely affected both financially and reputationally. We might also not be able to get adequate insurance for these risks at reasonable rates in the future.

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

Because we provide our discovery and development services worldwide, our business is subject to risks associated with doing business internationally. Our revenue from our non-U.S. operations represented approximately 36.5% of our total revenue for the year ended December 31, 2007. We anticipate that revenue from international operations will grow in the future. Accordingly, our future results could be harmed by a variety of factors, including:

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

For example, in 2007 our income from operations was negatively impacted by approximately $10.9 million, net of hedging loss, due to the effect of the weakening of the U.S. dollar relative to the euro, British pound and Brazilian real. Although we attempt to manage this risk through provisions in our contracts with our clients and other methods, including foreign currency hedging contracts, we might not be able to eliminate or manage these risks in the future and our income from operations could be materially and adversely affected by a significant decline in the value of the U.S. dollar.

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

The drug discovery and development industry has a history of patent and other intellectual property litigation and these lawsuits will likely continue. Because we provide many different services in this industry and have rights to compounds, we face potential patent infringement suits by companies that have patents for similar products and methods used in business or other suits alleging infringement of their intellectual property rights. In addition to the possibility of having to defend an infringement claim asserted against us, in order to protect or enforce our intellectual property rights, we might have to initiate legal proceedings against third parties. Legal proceedings relating to intellectual property could be expensive, take significant time and divert management’s attention from other business concerns, whether we win or lose. The cost of this kind of litigation could affect our profitability. Further, if we do not prevail in an infringement lawsuit brought against us, we might have to pay substantial damages, including treble damages, and we could be required to stop the infringing activity or obtain a license to use technology on unfavorable terms.

We have relatively limited experience in the drug discovery business, and our prospects for success in this business remain uncertain and are dependent on third parties with whom we collaborate.

It takes many years for a drug discovery business like ours to generate revenue and income. We established our drug discovery group in 1997 and have relatively limited experience with these activities and might not be successful in our drug discovery efforts. Generating revenue and income from our drug discovery business and compound partnering activities will depend on our ability to:

•	develop products internally or obtain rights to them from others on favorable terms;

•	successfully complete laboratory testing and human studies;

•	obtain clinical trial materials of sufficient quality or quantity;

•	obtain and maintain intellectual property rights to these products;

•	obtain and maintain regulatory approvals related to the efficacy and safety of these products;

•	enter into agreements with third parties to continue the development and commercialization of drug candidates; and

•	enter into arrangements with third parties to manufacture products on our behalf and to provide sales and marketing functions.

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

For example, we terminated the implitapide program for various reasons, including the risks associated with continued development and limited market potential. Incurring significant expenses for a potential drug candidate that is not successfully developed and/or commercialized could have a material adverse effect on our business, financial condition, prospects and stock price.

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

Our dividend policy and stock repurchase plan might limit our ability to pursue other growth opportunities.

Our Board of Directors has adopted an annual cash dividend policy which reflects an intention to distribute to our shareholders via regular quarterly dividends a portion of the cash generated by our business that exceeds our operating needs and capital expenditures. In addition, our Board of Directors authorized the Company to repurchase up to $350 million of its common stock from time to time in the open market. In developing the dividend policy and the stock repurchase plan, we have made assumptions for and judgments about our expected results of operations, anticipated levels of capital expenditures, income taxes and working capital. Payment of dividends or stock repurchases could limit our ability to finance any material expansion of our business, including through acquisitions, investments or increased capital spending, or to fund our operations.

Because our stock price is volatile, our stock price could experience substantial declines.

The market price of our common stock has historically experienced and might continue to experience volatility. Our quarterly operating results, changes in general conditions in the economy or the financial markets, both of which have been experiencing uncertainty in early 2008, and other developments affecting us or our competitors could cause the market price of our common stock to fluctuate substantially. In addition, in recent years, the stock market has experienced significant price and volume fluctuations. The stock market, and in particular the market for pharmaceutical and biotechnology company stocks, has also experienced significant decreases in value in the past. This volatility and valuation decline have affected the market prices of securities issued by many companies, often for reasons unrelated to their operating performance, and might adversely affect the price of our common stock.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

As of February 15, 2008, we had 69 offices located in 30 countries on six continents. All locations relate to our Development services, and the Morrisville, North Carolina, Wilmington, North Carolina and Menlo Park, California locations also house Discovery Sciences services. Our principal executive offices are located in Wilmington, North Carolina. We own and operate four facilities, including a building in Wilmington, North Carolina, a building in Bellshill, Scotland, a laboratory building in Brussels, Belgium and a building in Durham, North Carolina. We lease all of our other facilities. We believe that our facilities are adequate for our operations and that suitable additional space will be available when needed. The locations, approximate square footage and lease expiration dates of our operating facilities comprising more than 20,000 square feet as of February 15, 2008 were as follows:

Location	Approximate Square Footage	Lease Expiration Dates
Austin, Texas	452,000	11/30/10 - 2/28/17
Morrisville, North Carolina	446,000	8/31/09 - 6/30/17
Middleton, Wisconsin	193,000	7/31/10 - 11/30/16
Richmond, Virginia	86,000	8/31/09 - 6/30/15
Highland Heights, Kentucky	72,000	12/31/14
Cambridge, England	65,000	7/10/09 - 7/31/19
Wilmington, North Carolina	65,000	8/31/09 - 10/31/11
Menlo Park, California	60,000	6/1/12
Sao Paulo, Brazil	55,000	6/30/08 - 12/31/10
Blue Bell, Pennsylvania	43,000	8/31/10
Paris, France	39,000	6/30/15
Brussels, Belgium	33,000	9/30/08
Madrid, Spain	28,000	1/31/09
San Diego, California	28,000	3/31/10
Buenos Aires, Argentina	22,000	8/31/10
Mexico City, Mexico	22,000	4/30/13
Winchester, England	22,000	7/2/21
Johannesburg, South Africa	21,000	9/30/09
Milan, Italy	21,000	4/28/12

Item 3.	Legal Proceedings

Beginning early 2007, we were named as a co-defendant in lawsuits alleging injuries to patients who took Sanofi-Aventis’ FDA-approved antibiotic Ketek, for which we provided certain clinical trial services. These lawsuits include: Campbell v. Sanofi-Aventis, et al. in the United States District Court for the Northern District of Alabama; Gregg and Gregg v. Sanofi-Aventis, et al., Manley and Manley v. Sanofi-Aventis, et al., Bennett v. Sanofi-Aventis et al., Henry v. Sanofi-Aventis et al., and Hamm v. Sanofi-Aventis, et al., each filed in Superior Court of New Jersey, Middlesex County; and Carpenter v. Sanofi-Aventis, et al. filed in the Superior Court in Mecklenburg County, North Carolina. Additional suits have been filed in New Jersey and Wisconsin and more similar suits are possible. These suits allege multiple causes of action, including negligence, misrepresentation, breach of warranty, conspiracy, wrongful death and violations of various state and federal statutes, including unfair and deceptive trade practices acts. Generally, the plaintiffs are seeking unspecified damages from alleged injuries from the ingestion of Ketek, and in some of the cases claim damages of at least $20.0 million. While there can be no assurance of a successful outcome and litigation costs can be material, we do not believe that these claims against us have merit and intend to vigorously defend ourself in these matters.

Item 4.	Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2007.

Executive Officers

The following table contains information concerning our executive officers as of February 15, 2008:

Name	Age	Position(s)
Fredric N. Eshelman., Pharm.D.	59	Vice Chairman, Chief Executive Officer
Paul S. Covington, M.D.	51	Executive Vice President – Development
Daniel G. Darazsdi	47	Chief Financial Officer, Treasurer, Assistant Secretary
William W. Richardson	55	Senior Vice President – Global Business Development
William J. Sharbaugh	45	Chief Operating Officer

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

Daniel G. Darazsdi is our Chief Financial Officer, Treasurer and Assistant Secretary. Mr. Darazsdi joined us in October 2007. Prior to his employment by us, Mr. Darazsdi spent 25 years with Honeywell International where he most recently served as vice president and Chief Financial Officer of finance transformation and operations. Over the years at Honeywell, he was Chief Financial Officer of the company’s global specialty materials business segment, VP of finance for Asia Pacific and held a variety of leadership roles in finance including, business analysis and planning and technology and business development leadership. Mr. Darazsdi is a Certified Management Accountant.

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

William J. Sharbaugh is our Chief Operating Officer. Before Mr. Sharbaugh joined PPD in May 2007, he spent six years at Bristol-Myers Squibb where he most recently served as Vice President, Global Development Operations from 2005 to 2007 in which he was responsible for strategic direction for clinical operations located in 55 countries. From 2001 to 2005, Mr. Sharbaugh served as Executive Director of Global Clinical Supply Operations where he was responsible for planning, manufacturing, packaging and distributing investigational products worldwide. Prior to his tenure with Bristol-Meyers Squibb, he spent 10 years at Merck and Co. in a variety of assignments in clinical supply operations, sales and manufacturing.

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is traded under the symbol “PPDI” and is quoted on the Nasdaq Global Select Market. The following table sets forth the high and low sales prices, adjusted to give effect to our two-for-one stock split in February 2006, for shares of our common stock, as reported by Nasdaq for the periods indicated.

	2006		2007
	High	Low	High	Low
First Quarter	$36.20	$30.70	$35.63	$30.52
Second Quarter	$41.17	$31.71	$38.91	$33.02
Third Quarter	$40.80	$34.86	$40.07	$32.76
Fourth Quarter	$37.35	$29.55	$43.14	$35.17

Holders

As of February 15, 2008, there were approximately 67,300 holders of our common stock.

Dividends

In October 2005, our Board of Directors adopted an annual cash dividend policy to pay an aggregate annual cash dividend of $0.10 on each outstanding share of common stock, payable quarterly at a rate of $0.025 per share, as adjusted to give effect to our February 2006 two-for-one stock split. Effective beginning in the fourth quarter of 2006, our Board of Directors amended the annual cash dividend policy to increase the annual dividend rate by 20%, from $0.10 to $0.12 per share, or $0.03 per share quarterly. In the fourth quarter of 2007, our Board of Directors further amended the annual cash dividend policy to increase the annual dividend rate from $0.12 to $0.40 per year, payable quarterly at a rate of $0.10 per share. The annual cash dividend policy and the payment of future quarterly cash dividends under that policy are not guaranteed and are subject to the discretion of and continuing determination by our Board of Directors that the policy remains in the best interests of our shareholders and in compliance with applicable laws and agreements.

Stock Repurchase Plan

On February 20, 2008, the Board of Directors authorized the Company to repurchase up to $350 million of its common stock from time to time in the open market. The manner and timing of repurchases, the amount the Company spends and the number of shares repurchased, if any, will depend on a variety of factors, including the Company’s stock price and blackout periods in which the Company is restricted from repurchasing shares.

Equity Compensation Plans

The information required by Item 5 of Form 10-K regarding equity compensation plans is incorporated herein by reference to “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters”.

Item 6.	Selected Financial Data

The following table represents selected historical consolidated financial data. The statement of operations data for the years ended December 31, 2005, 2006 and 2007 and balance sheet data at December 31, 2006 and 2007 are derived from our audited consolidated financial statements included elsewhere in this report. The statement of operations data for the years ended December 31, 2003 and 2004, and the balance sheet data at December 31, 2003, 2004 and 2005 are derived from audited consolidated financial statements not included in this report. The historical results are not necessarily indicative of the operating results to be expected in the future. The selected financial data should be read together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and notes to the financial statements included elsewhere in this report.

Consolidated Statement of Operations Data (in thousands, except per share data):

	Year Ended December 31,
	2003 (1)(2)	2004 (1)	2005 (1)(2)	2006	2007
Net revenue	$726,983	$841,256	$1,037,090	$1,247,682	$1,414,465

Operating expenses (3)	659,501	701,878	865,538	1,027,705	1,184,484
Gain on sale/exchange of assets (4)	(5,738)	—	(5,144)	—	—
Restructuring charges (5)	1,917	2,619	—	—	—

Total operating expenses	655,680	704,497	860,394	1,027,705	1,184,484

Income from operations	71,303	136,759	176,696	219,977	229,981
Impairment of equity investments (6)	(10,078)	(2,000)	(5,928)	—	(690)
Other income, net	2,482	3,830	9,035	15,528	18,662

Income before provision for income taxes	63,707	138,589	179,803	235,505	247,953
Provision for income taxes	22,297	46,905	59,906	78,853	84,552

Net income	$41,410	$91,684	$119,897	$156,652	$163,401

Net income per common share:
Basic	$0.37	$0.81	$1.05	$1.34	$1.38

Diluted	$0.37	$0.81	$1.03	$1.32	$1.36

Dividends declared per common share	$—	$—	$0.525	$0.105	$0.19

Weighted average number of common shares outstanding:
Basic	111,548	112,696	114,664	116,780	118,459
Dilutive effect of stock options	1,024	1,112	1,770	1,755	1,494

Diluted	112,572	113,808	116,434	118,535	119,953

Consolidated Balance Sheet Data (in thousands):

	As of December 31,
	2003	2004	2005	2006	2007
Cash, cash equivalents and short-term investments	$110,102	$249,368	$319,820	$435,671	$502,384
Working capital (7)	156,602	257,103	327,638	412,711	599,980
Total assets	786,055	983,681	1,159,600	1,481,565	1,684,375
Long-term debt and capital lease obligations, including current portion (8)	7,662	6,970	24,302	75,159	—
Shareholders’ equity	519,390	643,788	750,676	952,900	1,150,096
Cash dividends declared per common share (9)	—	—	60,684	12,305	22,590

(1)	Effective January 1, 2006, we adopted SFAS No. 123 (revised) using the modified retrospective application method. In accordance with the modified retrospective application method, we have adjusted our financial statements for all periods prior to January 1, 2006 to give effect to the fair-value based method of accounting for all awards granted in fiscal years beginning after December 15, 1994.
(2)	For 2003 and 2005, results of operations for acquisitions that occurred during the year are included in our consolidated results of operations as of and since the effective date of the acquisitions. For further details, see Note 2 in Notes to Consolidated Financial Statements.
(3)	For 2003, operating expenses include a $65.0 million cash payment to Eli Lilly and Company to acquire Lilly’s patents to dapoxetine.
(4)	For 2003, gain on sale of assets related to the restructuring of our Discovery Sciences segment. For 2005, gain on exchange of assets related to the acquisition of substantially all the assets of SurroMed, Inc.’s biomarker business. For further details regarding the 2005 transaction, see “Restructuring Charges” in Note 1 in Notes to Consolidated Financial Statements.
(5)	For 2003 and 2004, restructuring charges related to the restructuring of our Discovery Sciences segment.
(6)	For 2003, 2004, 2005 and 2007, impairment of equity investments includes charges to earnings for other-than-temporary declines in the fair market value of our investments. For further details, see Note 6 in Notes to Consolidated Financial Statements.
(7)	Working capital equals current assets minus current liabilities.
(8)	For 2005 and 2006, long-term debt includes $17.1 million and $74.8 million, respectively, which we borrowed to finance the construction of our new headquarters building and related parking facility in Wilmington, North Carolina.
(9)	The Board of Directors declared a special one-time cash dividend in the amount of $0.50, as adjusted to give effect to our February 2006 two-for-one stock split, on each outstanding share of common stock in the fourth quarter of 2005. The Board of Directors also adopted an annual dividend policy in the fourth quarter of 2005 and paid the first quarterly cash dividend in that quarter.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Executive Overview

Our revenues are dependent on a relatively small number of industries and clients. As a result, we closely monitor the market for our services. For a discussion of the trends affecting the market for our services, see “Item 1. Business – Trends Affecting the Drug Discovery and Development Industry”. Although we cannot predict the demand for CRO services for 2008, particularly in light of current general economic uncertainties, we continue to believe that the overall market for these services is strong. The volume of requests for proposals for our Phase II-IV clinical development services continues to grow, reflecting strong demand for outsourcing services generally and evidencing that the market for these services remains intact. For 2008, we plan to continue to focus on execution in our core development business and on our business development efforts to improve our sales hit rate.

We believe there are specific opportunities for continued growth in certain areas of our core development business. Our Global Phase II-IV units had solid operating and financial performance in 2007, and we expect to see continued revenue growth in 2008. We continue to add headcount within Phase II-IV global operations and added new offices in several countries in 2007 and are planning expansions in others in 2008. In

February 2008, we announced that we had entered into an agreement to acquire InnoPharm Ltd., an independent contract research organization. InnoPharm employs more than 300 professionals and has offices in Smolensk, Moscow and St. Petersburg in Russia and Kiev, Ukraine. In addition to our Phase II-IV business, during 2007 our bioanalytical laboratory completed construction of a new immunochemistry laboratory to support growth in large molecule testing services. Our cGMP laboratory increased capacity, added customized laboratories and added new technologies during 2007. While the revenue in our central laboratory in 2007 was below our expectations, new central laboratory authorizations for this business were well above expectations and should provide a solid basis for growth in 2008. Finally, with the passage of the Food and Drug Administration Amendments Act in late 2007, we believe there are opportunities for significant growth in the post-approval services arena.

We review various metrics to evaluate our financial performance, including period-to-period changes in backlog, new authorizations, cancellation rates, revenue, margins and earnings. In 2007, we had new authorizations of $2.2 billion, an increase of 11.5% over 2006. The cancellation rate for 2007 was 22.1%, which is higher than the 19.4% cancellation rate for 2006, but lower than our projected cancellation rate for 2007. Despite the increase in cancellations in 2007, backlog grew to $2.7 billion as of December 31, 2007, up 18.6% over December 31, 2006. The average length of our contracts increased to 34.2 months as of December 31, 2007 from 32.8 months as of December 31, 2006.

Backlog by client type as of December 31, 2007 was 48.8% pharmaceutical, 38.9% biotech and 12.3% government/other, as compared to 54.5% pharmaceutical, 32.3% biotech and 13.2% government/other as of December 31, 2006. The change in the composition of our backlog from 2006 to 2007 is primarily the result of an increase in authorizations from biotech companies in 2007. Net revenue by client type for the year ended December 31, 2007 was 58.7% pharmaceutical, 29.1% biotech and 12.2% government/other, compared to 58.5% pharmaceutical, 29.5% biotech and 12.0% government/other as of December 31, 2006.

For 2007, net revenue contribution by service area was 81.0% for Phase II-IV services, 14.1% for laboratory services, 3.3% for the Phase I clinic and 1.6% for discovery sciences, compared to net revenue contribution for the year ended December 31, 2006 of 78.0% for Phase II-IV services, 15.3% for laboratory services, 3.8% for Phase I clinic and 2.9% for discovery sciences. Top therapeutic areas by net revenue for the year ended December 31, 2007 were oncology, anti-infective/anti-viral, endocrine/metabolic, circulatory/cardiovascular and central nervous system. For a detailed discussion of our revenue, margins, earnings and other financial results for the year ended December 31, 2007, see “Results of Operations - Year Ended December 31, 2006 versus Year Ended December 31, 2007” below.

Capital expenditures for the year ended December 31, 2007 totaled $95.0 million. These capital expenditures were primarily for construction in progress for our new headquarters building in Wilmington, North Carolina, computer software and hardware, scientific equipment for our laboratory units and various building improvements. We made these investments to support our growing businesses and to improve the efficiencies of our operations. For 2008, we expect to spend between $80 million and $90 million for capital expenditures, primarily associated with facility expansions and improvements, as well as investments in information technology and new laboratory equipment.

As of December 31, 2007, we had $502.4 million of cash, cash equivalents and short-term investments. In 2007, we generated $226.7 million in cash from operations. The number of days’ revenue outstanding in accounts receivable and unbilled services, net of unearned income, also known as DSO, was 50.8 and 44.0 days as of December 31, 2007 and 2006, respectively. DSO rose in 2007 due to longer payment terms with some clients and delayed billing milestones and a decrease in unearned income as a percentage of accounts receivable and unbilled services at December 31, 2007 compared to December 31, 2006. Collection efficiency remains solid, demonstrated by our aged accounts receivable less than 90 days which remain over 90% at December 31, 2007. We plan to continue to monitor DSO and the various factors that affect it. However, we expect DSO and unbilled services will continue to fluctuate in the future depending on contract terms, the mix of contracts performed within a quarter, the levels of investigator advances and unearned income, and our success in collecting receivables.

In October 2007, we announced our board of directors has amended the annual cash dividend policy to increase the annual dividend rate from $0.12 to $0.40 per year, payable quarterly at a rate of $0.10 per share. The new dividend rate was effective beginning in the fourth quarter 2007.

With regard to our compound partnering arrangements, we saw significant progress in 2007. First, Johnson and Johnson announced in early December that it filed a marketing authorization application to regulatory authorities in seven European countries under the decentralized filing procedure and that additional filings should follow in other regions. Second, Accentia advanced the SinuNase Phase III program and announced that it completed enrollment in the Phase III program and expects to announce top-line results in the first quarter of 2008. Finally, the dipeptidyl peptidase, or DPP-4, program in type 2 diabetes with Takeda Pharmaceuticals continues to progress. Takeda completed the Phase III trials for its lead DPP-4 inhibitor, alogliptin, and submitted the NDA for this compound in late December 2007. Takeda also continues to advance the development for a second DPP-4 inhibitor and a combination product with DPP-4 and Actos, Takeda’s leading diabetes drug.

In early 2007, we exercised an option to license a statin compound from Ranbaxy Laboratories Ltd. that we are developing as a potential treatment for dyslipidemia, a metabolic disorder often characterized by high cholesterol levels. We are solely responsible, and will bear all costs and expenses, for the development, manufacture, marketing and commercialization of the compound and licensed products. We filed the investigational new drug application, or IND, for the statin compound in late March 2007. We completed a single ascending dose, first-in-human study for this statin in June 2007, and the compound was safe and well tolerated at all doses in this trial. We also completed a first-in-patient study, and a drug-drug interaction study to evaluate the interaction between our statin and gemfibrozil, a fibrate commonly used to lower triglycerides. We are currently conducting additional trials to further evaluate the safety and efficacy of this statin. We have preliminary results from the first part of a high dose comparator trial. These preliminary results suggest that our statin was well-tolerated in the first part of this trial based on adverse event and clinical lab oratory data and compared favorably to the comparator statins with respect to lipid lowering. The second part of the study is in progress and final results could vary materially from the preliminary results. We anticipate having final results from this high dose comparator study in the first quarter of 2008 and plan to decide upon a course of action related to this statin program after evaluating the full and complete results from these trials.

These drug development collaborations allow us to leverage our resources and global drug development expertise to create new opportunities for growth and to share the risks and potential rewards of drug development with our collabrators. For a background discussion of our compound partnering arrangements, see “Item 1. Business – Our Services – Our Discovery Sciences Group – Compound Collaboration Programs”. We believe our compound partnering strategy uses our cash resources and drug development expertise to drive mid- to long-term shareholder value. In 2008, we plan to continue advancing our existing collaborations and evaluate new potential strategies and opportunities in this area.

New Business Authorizations and Backlog

New business authorizations, which are sales of our services, are added to backlog when we enter into a contract or letter of intent or receive a verbal commitment. Authorizations can vary significantly from quarter to quarter and contracts generally have terms ranging from several months to several years. We recognize revenue on these authorizations as services are performed. Our new authorizations for the years ended December 31, 2005, 2006 and 2007 were $1.8 billion, $2.0 billion and $2.2 billion, respectively.

Our backlog consists of new business authorizations for which the work has not started but is anticipated to begin in the future and contracts in process that have not been completed. As of December 31, 2007, the remaining duration of the contracts in our backlog ranged from one to 106 months, with an average duration of 34.2 months. We expect the average duration of the contracts in our backlog to fluctuate from year to year in the future, based on the contracts constituting our backlog at any given time. Amounts included in backlog represent future revenue and exclude revenue that we have recognized. We adjust backlog on a monthly basis to account for fluctuations in exchange rates. Our backlog as of December 31, 2005, 2006 and 2007 was $1.8 billion, $2.2 billion and $2.7 billion, respectively. For various reasons discussed in “Item 1. Business – Backlog”, our backlog might never be recognized as revenue and is not necessarily a meaningful predictor of future performance.

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

In connection with the management of clinical trials, we pay, on behalf of our clients, fees to investigators and test subjects as well as other out-of-pocket costs for items such as travel, printing, meetings and couriers. Our clients reimburse us for these costs. As required by Emerging Issues Task Force 01-14, amounts paid by us as a principal for out-of-pocket costs are included in direct costs as reimbursable out-of-pocket expenses and the reimbursements we receive as a principal are reported as reimbursed out-of-pocket revenue. In our statements of operations, we combine amounts paid by us as an agent for out-of-pocket costs with the corresponding reimbursements, or revenue, we receive as an agent. During the years ended December 31, 2005, 2006 and 2007, fees paid to investigators and other fees we paid as an agent and the associated reimbursements were approximately $279.8 million, $292.6 million and $335.7 million, respectively.

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

Recording of Expenses

We generally record our operating expenses among the following categories:

•	direct costs;

•	research and development;

•	selling, general and administrative;

•	depreciation and amortization.

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

We record depreciation expenses on a straight-line method, based on estimated useful lives of 40 years for buildings, five years for laboratory equipment, two to five years for software, computers and related equipment, and five to ten years for furniture and equipment, except for aircrafts, which we depreciate over 30 years. We depreciate leasehold improvements over the shorter of the life of the relevant lease or the useful life of the improvement. We depreciate property under capital leases over the life of the lease or the service life, whichever is shorter. We record amortization expenses on intangible assets on a straight-line method over the life of the intangible assets.

Year Ended December 31, 2006 versus Year Ended December 31, 2007

The following table sets forth amounts from our consolidated financial statements along with the dollar and percentage change for the full year of 2006 compared to the full year of 2007.

(in thousands, except per share data)	Year Ended December 31,
	2006	2007	$ Inc (Dec)	% Inc (Dec)
Net revenue:
Development	$1,113,106	$1,275,399	$162,293	14.6%
Discovery Sciences	33,193	19,979	(13,214)	(39.8)
Reimbursed out-of-pockets	101,383	119,087	17,704	17.5

Total net revenue	1,247,682	1,414,465	166,783	13.4

Direct costs:
Development	559,819	641,902	82,083	14.7
Discovery Sciences	9,324	10,610	1,286	13.8
Reimbursable out-of-pocket expenses	101,383	119,087	17,704	17.5

Total direct costs	670,526	771,599	101,073	15.1

Research and development expenses	5,406	19,238	13,832	255.9
Selling, general and administrative expenses	304,035	338,055	34,020	11.2
Depreciation and amortization	47,738	55,592	7,854	16.5

Income from operations	219,977	229,981	10,004	4.5

Impairment of equity investment	—	(690)	(690)	(100.0)
Interest and other income, net	15,528	18,662	3,134	20.2

Income before provision for income taxes	235,505	247,953	12,448	5.3
Provision for income taxes	78,853	84,552	5,699	7.2

Net income	$156,652	$163,401	$6,749	4.3

Net income per diluted share	$1.32	$1.36	$0.04	3.0

Total net revenue increased $166.8 million to $1.4 billion in 2007. The increase in total net revenue resulted primarily from an increase in our Development segment revenue. The Development segment generated net revenue of $1.3 billion, which accounted for 90.2% of total net revenue for 2007. The 14.6% increase in Development net revenue was primarily attributable to an increase in the level of Phase II-IV services we provided in 2007 as compared to 2006.

The Discovery Sciences segment generated net revenue of $20.0 million in 2007, a decrease of $13.2 million from 2006. The higher 2006 Discovery Sciences net revenue was mainly attributable to the $15.0 million milestone payment we earned from Takeda in March 2006 as a result of the dosing of the twentieth patient in the Phase III trial for Takeda’s lead DPP-4 inhibitor, alogliptin. Takeda completed the Phase III studies and submitted the alogliptin NDA to the FDA in late December 2007.

Total direct costs increased $101.1 million to $771.6 million in 2007 primarily as the result of an increase in the Development segment direct costs. Development segment direct costs increased $82.1 million to $641.9 million in 2007. The primary reason for this was an increase in personnel costs of $63.6 million due to the addition of approximately 800 new employees in our global Phase II-IV division. The remaining increase in the development direct costs was primarily due to increased facility costs of $9.0 million as a result of our headcount growth and an increase in contract labor for clinical personnel of $10.2 million. These increases in direct costs were also attributable to foreign currency fluctuation, as discussed below.

R&D expenses increased $13.8 million to $19.2 million in 2007. The increase in R&D expense was primarily due to development costs associated with Ranbaxy statin we are developing as a potential treatment for dyslipidemia. We are solely responsible for all costs and expenses for the development, manufacture, marketing and commercialization of the compound and licensed products. As a result, we expect to incur additional R&D expenses in future periods as we continue to advance the development of this compound. We also plan to continue evaluating other compound partnering strategies and opportunities to drive mid- and long-term shareholder value.

SG&A expenses increased $34.0 million to $338.1 million in 2007. As a percentage of total net revenue, SG&A expenses decreased to 23.9% in 2007 as compared to 24.4% in 2006. The increase in SG&A expenses in absolute terms includes additional personnel costs of $32.2 million due to hiring additional operations infrastructure and administrative personnel to support expanding operations and revenue growth. These increases in SG&A expenses in 2007 were also attributable to foreign currency fluctuations, as discussed below.

Depreciation and amortization expenses increased $7.9 million to $55.6 million in 2007. The increase was related to property and equipment we acquired to accommodate our growth. Capital expenditures were $95.0 million in 2007. Capital expenditures included $32.2 million for our new corporate headquarters building and related parking facility in Wilmington, North Carolina, $26.3 million for computer software and hardware, $13.1 million for additional scientific equipment for our laboratory units and $10.4 million related to leasehold improvements at various sites. We expect depreciation to increase in 2008 as a result of substantial investments over the past couple years in information technology systems to support our global Phase II-IV business.

Income from operations increased $10.0 million to $230.0 million in 2007. Income from operations in 2007 was negatively impacted by approximately $10.9 million due to foreign currency fluctuation, primarily the weakening of the U.S. dollar relative to the pound sterling, euro and Brazilian real. Although these currency movements increased net revenue in the aggregate, the negative impact on income from operations is attributable to dollar-denominated contracts for services rendered in countries other than the United States. In these cases, revenue is not impacted by the weakening of the U.S. dollar, but the costs associated with performing these contracts and maintaining the foreign infrastructure, which are paid in local currency, increase when translated to U.S. dollars, resulting in lower operating profits. In addition, it is important to note that income from operations in 2006 included a $15.0 million milestone payment from Takeda under the DPP-4 collaboration agreement.

Interest and other income, net increased $3.1 million to $18.7 million in 2007. This was due primarily to increased interest income due to a 20.6% increase in our average cash, cash equivalents and short-term investment balance in 2007 compared to 2006.

Our provision for income taxes increased $5.7 million to $84.6 million in 2007. Our effective income tax rate for 2006 was 33.5% compared to 34.1% for 2007. The effective tax rate for 2007 was positively impacted by the settlement of tax audits and closing of certain statutory limitations. The effective tax rate for 2006 was positively impacted by 1.8% as a result of the recognition of benefit for state economic development tax credits as well as a decrease in liabilities for tax contingencies and a decrease in the valuation allowance due to the closing of certain state tax statutes and audits. The remaining difference in our effective tax rates for 2007 compared to 2006 is due to an increase in nontaxable income from cash investments and the change in the geographic distribution of our pretax earnings among locations with varying tax rates.

Net income of $163.4 million in 2007 represents an increase of 4.3% from $156.7 million in 2006. Net income per diluted share of $1.36 in 2007 represents a 3.0% increase from $1.32 net income per diluted share in 2006. Earnings per diluted share for 2006 included $0.08 per diluted share related to the $15.0 million milestone payment from Takeda under our DPP-4 collaboration agreement.

Year Ended December 31, 2005 versus Year Ended December 31, 2006

The following table sets forth amounts from our consolidated financial statements along with the dollar and percentage change for the full year of 2005 compared to the full year of 2006.

(in thousands, except per share data)	Year Ended December 31,
	2005	2006	$ Inc (Dec)	% Inc (Dec)
Net revenue:
Development	$921,802	$1,113,106	$191,304	20.8%
Discovery Sciences	40,214	33,193	(7,021)	(17.5)
Reimbursed out-of-pockets	75,074	101,383	26,309	35.0

Total net revenue	1,037,090	1,247,682	210,592	20.3

Direct costs:
Development	467,001	559,819	92,818	19.9
Discovery Sciences	8,428	9,324	896	10.6
Reimbursable out-of-pocket expenses	75,074	101,383	26,309	35.0

Total direct costs	550,503	670,526	120,023	21.8

Research and development expenses	23,370	5,406	(17,964)	(76.9)
Selling, general and administrative expenses	251,415	304,035	52,620	20.9
Depreciation and amortization	40,250	47,738	7,488	18.6
Gain on exchange of assets	(5,144)	—	5,144	100.0

Income from operations	176,696	219,977	43,281	24.5

Impairment of equity investments	(5,928)	—	5,928	100.0
Interest and other income, net	9,035	15,528	6,493	71.9

Income before provision for income taxes	179,803	235,505	55,702	31.0
Provision for income taxes	59,906	78,853	18,947	31.6

Net income	$119,897	$156,652	$36,755	30.7

Net income per diluted share	$1.03	$1.32	$0.29	28.2

Total net revenue increased $210.6 million to $1.2 billion in 2006. The increase in total net revenue resulted primarily from an increase in our Development segment revenue. The Development segment generated net revenue of $1.1 billion, which accounted for 89.2% of total net revenue for 2006. The 20.8% increase in Development net revenue was primarily attributable to an increase in the level of global CRO Phase II-IV services we provided in 2006 as compared to 2005.

The Discovery Sciences segment generated net revenue of $33.2 million in 2006, a decrease of $7.0 million from 2005. The higher 2005 Discovery Sciences net revenue was mainly attributable to the $10.0 million milestone payment from ALZA Corporation we received in 2005 for the filing of the dapoxetine NDA. This was partially offset by increased revenue generated by our preclinical oncology division in 2006 as compared to 2005. We received a $15.0 million milestone payment from Takeda in connection with the DPP-4 collaboration in both 2005 and 2006.

Total direct costs increased $120.0 million to $670.5 million in 2006 primarily as the result of an increase in the Development segment direct costs. Development direct costs increased $92.8 million to $559.8 million in 2006. The primary reason for this was an increase in personnel costs of $80.8 million due to over 1,000 additional employees in our global Phase II-IV division. The remaining increase in the Development direct costs is primarily due to increased facility costs of $11.2 million related to the increase in personnel.

R&D expenses decreased $18.0 million to $5.4 million in 2006. R&D expenses decreased primarily as a result of decreased spending in connection with the DPP-4 program, which was transferred to Takeda. Under the DPP-4 agreement with Takeda that we entered into in July 2005, Takeda assumed the obligation to fund all future development and commercialization costs of the DPP-4 inhibitor program. In February 2007, we exercised an option to license a statin compound from Ranbaxy Laboratories Ltd. which we intend to develop as a treatment for dyslipidemia.

SG&A expenses increased $52.6 million to $304.0 million in 2006. As a percentage of total net revenue, SG&A expenses increased slightly to 24.4% in 2006 as compared to 24.2% in 2005. The increase in SG&A expenses includes additional personnel costs of $40.7 million. The increase in personnel costs related mainly to an increased level of new hires of both operations infrastructure and administrative personnel to support expanding operations and revenue growth. The increase in SG&A costs also includes an additional $3.2 million related to additional provisions for bad debt expense. In addition, SG&A costs include an increase of $2.0 million in accounting and legal fees.

Depreciation expense increased $8.0 million to $47.2 million in 2006. The increase was related to property and equipment we acquired to accommodate our growth, a significant portion of which related to information technology investments we made in 2005. Capital expenditures were $148.0 million in 2006. Capital expenditures included $73.5 million for our new corporate headquarters building and related parking facility in Wilmington, North Carolina, $23.4 million for computer software and hardware, $16.1 million related to leasehold improvements at various sites, $8.9 million for additional scientific equipment for our Phase I and laboratory units and $8.7 million for our new building in Scotland.

Income from operations increased $43.3 million to $220.0 million in 2006. As a percentage of net revenue, income from operations increased from 17.0% in 2005 to 17.6% in 2006. Income from operations in 2006 included a significant decrease in R&D expenses as discussed above. Income from operations in 2006 was negatively impacted by approximately $3.3 million due to foreign currency fluctuation, primarily the weakening of the U.S. dollar relative to the pound sterling, euro and Brazilian real. Income from operations in 2005 included a $5.1 million gain on exchange of assets associated with the acquisition of SurroMed’s biomarker business. Income from operations in 2005 also included a $10.0 million milestone payment related to the filing of the dapoxetine NDA.

During 2005, we recorded charges to earnings for other-than-temporary declines in the fair market value of our cost basis investments of $5.9 million, which included $1.6 million related to the outstanding balance of a revolving line of credit that was guaranteed by us, and our marketable equity securities of $0.3 million. The write-downs were due to a business failure, current fair market values, historical and projected performance and liquidity needs of the investees.

Interest and other income, net increased $6.5 million to $15.5 million in 2006. This was due primarily to increased interest income due to higher interest rates and a 28.2% increase in our average cash, cash equivalents and short-term investment balance.

Our provision for income taxes increased $18.9 million to $78.9 million in 2006. Our effective income tax rate for 2005 was 33.3% compared to 33.5% for 2006. The effective tax rate for 2006 was positively impacted by 1.8% by the recognition of benefit for state economic development tax credits as well as a decrease in liabilities for tax contingencies and a decrease in the valuation allowance due to the closing of certain state tax statutes and audits. The effective tax rate for 2005 was positively impacted by a $6.9 million reduction in our valuation allowance provided for the deferred tax asset relating to capital loss carryforwards. The reduction was a result of the utilization of capital loss carryforwards that previously had a valuation allowance recorded against them as well as recognition of capital gains for dapoxetine NDA milestone payment received in the first quarter of 2005 and the $15.0 million up-front payment received from Takeda during the third quarter of 2005 with respect to the DPP-4 program. This reduction in the valuation allowance decreased the effective tax rate in 2005 by 3.5%. The remaining difference in our effective tax rates for 2006 compared to 2005 is due to the tax on the repatriation of foreign earnings in 2005 and the change in the geographic distribution of our pretax earnings among locations with varying tax rates.

Net income of $156.7 million in 2006 represents an increase of 30.7% from $119.9 million in 2005. Net income per diluted share of $1.32 in 2006 represents a 28.2% increase from $1.03 net income per diluted share in

2005. Net income per diluted share for 2005 included $0.03 per diluted share for the gain on exchange of assets associated with the acquisition of SurroMed’s biomarker business which was offset by $0.03 per diluted share for impairment of equity investments.

Liquidity and Capital Resources

As of December 31, 2007, we had $171.4 million of cash and cash equivalents and $331.0 million of short-term investments. Our cash and cash equivalents and short-term investments are invested in financial instruments that are rated A or better by Standard and Poor’s or Moody’s and earn interest at market rates. Our expected primary cash needs on both a short- and long-term basis are for capital expenditures, expansion of services, possible acquisitions, investments and compound partnering collaborations, geographic expansion, dividends, working capital and other general corporate purposes. We have historically funded our operations, dividends and growth, including acquisitions, primarily with cash flow from operations.

We held approximately $209.5 million in tax-exempt auction rate securities at December 31, 2007. We do not believe that these investments have been impaired as a result of the recent sub-prime mortgage market crisis. Our investments in auction rate securities consist principally of interests in government guaranteed student loans and insured and uninsured municipal debt obligations. None of the auction rate securities in our portfolio were asset or mortgage-backed, and as of December 31, 2007 there had been no failed auctions for securities we held. During February 2008, a significant number of auction rate securities auctions began to fail, including auctions for approximately $123.3 million of securities held by us as of February 22, 2008. As a result of these failed auctions or future failed auctions, we may not be able to liquidate these securities until a future auction is successful, the issuer redeems the outstanding securities or the securities mature. If we determine that an issuer of the securities is unable to successfully close future auctions or redeem or refinance the obligations, we might have to reclassify the investments from a current asset to a non-current asset. If an issuer’s financial stability or credit rating deteriorates or adverse developments occur in the bond insurance market, we might be required to adjust the carrying value of our action rate securities through a future impairment charge. We have evaluated the market conditions and credit worthiness of the issuers of our action rate securities and have determined that there have been no decreases in market value. We will continue to monitor the market and take actions to limit our exposure to auction rate securities.

In 2007, our operating activities provided $226.7 million in cash as compared to $187.4 million for the same period last year. The change in cash flow was due primarily to a $6.7 million increase in net income and adjustments to remove the effects of (i) noncash items whose cash effects are investing or financing activities totaling $8.1 million (most significantly, depreciation and amortization) and (ii) deferrals of past, and accruals of expected future, operating cash receipts and payments totaling $24.5 million. The change in adjustments for accruals of expected future operating cash receipts and payments include: accounts receivable and unbilled services of $29.4 million; accrued and deferred income taxes of $2.8 million; payables to investigators of $17.0 million; and accounts payable, other accrued expenses and deferred rent of $7.9 million. The change in adjustments for deferrals of past operating cash receipts and payments include: prepaid expenses and investigator advances of $(10.6) million; other assets of $(3.3) million; and unearned income of $(18.6) million. Fluctuations in receivables and unearned income occur on a regular basis as we perform services, achieve milestones or other billing criteria, send invoices to clients and collect outstanding accounts receivable. Such activity varies by individual client and contract. We attempt to negotiate payment terms which provide for payment of services prior to or within close proximity to the provision of services, but the levels of unbilled services and unearned revenue can vary significantly.

In 2007, we used $171.9 million in cash related to investing activities. We used cash to purchase available-for-sale investments of $550.0 million, make capital expenditures of $95.0 million and purchase other investments of $2.8 million. These amounts were partially offset by maturities and sales of available-for-sale investments of $473.3 million, proceeds from our investments of $1.0 million and proceeds from the sale of property and equipment of $1.6 million primarily related to the sale of our building in Scotland. Our capital expenditures in 2007 primarily consisted of $32.2 million for our new corporate headquarters building, $26.3 million for computer software and hardware, $13.1 million for additional scientific equipment for our laboratory units, $10.4 million related to leasehold improvements at various sites. We expect our capital expenditures in 2008 will be approximately $80.0 million to $90.0 million, primarily associated with facility expansions and improvements, as well as investments in information technology and new laboratory equipment.

In 2007, we used $64.9 million of cash in financing activities. We paid $74.8 million to retire the construction loan for our new headquarters building and paid dividends of $22.6 million. These amounts were partially offset by $27.9 million in proceeds from stock option exercises and purchases under our employee stock purchase plan and $4.9 million in income tax benefits from the exercise of stock options and disqualifying dispositions of stock. In addition, we borrowed and subsequently repaid $25.0 million under our revolving credit facility in connection with the construction of our new headquarters building.

The following table sets forth amounts from our consolidated balance sheet affecting our working capital along with the dollar amount of the change from 2006 to 2007.

(in thousands)	Year Ended December 31,
	2006	2007	$ Inc (Dec)
Current assets
Cash and cash equivalents	$179,795	$171,427	$(8,368)
Short-term investments	255,876	330,957	75,081
Accounts receivable and unbilled services, net	408,917	481,477	72,560
Income tax receivable	510	517	7
Investigator advances	13,490	15,318	1,828
Prepaid expenses and other current assets	36,495	49,835	13,340
Deferred tax assets	13,119	23,682	10,563

Total current assets	$908,202	$1,073,213	$165,011

Current liabilities
Accounts payable	$15,235	$24,984	$9,749
Payables to investigators	43,717	58,952	15,235
Accrued income taxes	16,560	16,182	(378)
Other accrued expenses	149,027	167,235	18,208
Deferred tax liabilities	86	101	15
Unearned income	195,707	205,779	10,072
Current maturities of long-term debt and capital lease obligations	75,159	—	(75,159)

Total current liabilities	$495,491	$473,233	$(22,258)

Working capital	$412,711	$599,980	$187,269

Working capital as of December 31, 2007 was $600.0 million, compared to $412.7 million at December 31, 2006. The increase in working capital was due primarily to the increase in short-term investments and accounts receivable and unbilled services and decreases in current maturities of debt as a result of the repayment of the loan for the construction of our new corporate headquarters building. These increases in working capital were partially offset by increases in accounts payable, payables to investigators, other accrued expenses and unearned income.

The number of days’ revenue outstanding in accounts receivable and unbilled services, net of unearned income, also known as DSO, increased to 50.8 days for the year ended December 31, 2007 from 44.0 days for the year ended December 31, 2006. We calculate DSO by dividing accounts receivable and unbilled services less unearned income by average daily gross revenue for the applicable period. Accounts receivable, net of allowance for doubtful accounts, as of December 31, 2007 were $295.4 million. While DSO increased in part due to the increase in accounts receivable, 87.8% of our accounts receivable balance as of December 31, 2007 was less than 60 days old. Unearned income as of December 31, 2007 was $205.8 million, which represented 42.7% of our accounts receivable and unbilled services balance. This percentage has decreased from December 31, 2006 when our unearned income of $195.7 million represented 47.9% of our accounts receivable and unbilled services balance. This decrease in unearned income as a percentage of receivables and unbilled services caused DSO to increase. DSO also rose in 2007 due to longer payment terms with some clients and delayed billing milestones. We expect DSO will continue to fluctuate in the future depending on contract terms, the mix of contracts performed within a quarter, the levels of investigator advances and unearned income, and our success in collecting receivables.

We maintain a defined benefit pension plan for certain employees and former employees in the United Kingdom. This pension plan was closed to new participants as of December 31, 2002. The projected benefit obligation for the benefit plan at December 31, 2006 and December 31, 2007, as determined in accordance with SFAS No. 87, “Employers Accounting for Pensions”, was $51.8 million and $57.1 million, respectively, and the value of the plan assets was $40.9 million and $47.3 million, respectively. As a result, the plan was under-funded by $10.8 million in 2006 and by $9.8 million in 2007, respectively. The amount of contributions to the plan for the years ended December 31, 2006 and 2007 were $3.2 million and $2.5 million, respectively. It is likely that the amount of our contributions to the plan could increase in future years. We expect the pension cost to be recognized in our financial statements will increase slightly from the $2.0 million in 2007 to approximately $2.1 million in 2008. The expense to be recognized in future periods could increase or decrease depending upon the change in the fair market value of the plan assets and changes in the projected benefit obligation.

A decrease in the market value of plan assets and/or declines in interest rates, both of which seem possible in light of general economic conditions in early 2008, are likely to cause the amount of the under-funded status to increase. After completion of the actuarial valuations in 2008, we could be required to record an additional reduction to shareholders’ equity. In connection with the plan, we recorded an increase to shareholders’ equity in 2006 of $2.8 million, offset by a decrease of $3.3 million due to the adoption of SFAS No. 158 in 2006 and an increase to shareholders’ equity in 2007 of $0.5 million. Given the impact that the discount rate and stock market performance have on the projected benefit obligation and market value of plan assets, future changes in either one of these factors could significantly reduce or increase the amount of our pension plan under-funding.

Effective July 1, 2007, we renewed our $50.0 million revolving credit facility with Bank of America, N.A. Indebtedness under the facility is unsecured and subject to covenants relating to financial ratios and restrictions on certain types of transactions. This revolving credit facility does not expressly restrict or limit the payment of dividends. We were in compliance with all loan covenants as of December 31, 2007. Outstanding borrowings under the facility bear interest at an annual fluctuating rate equal to the one-month London Interbank Offered Rate, or LIBOR, plus a margin of 0.6%. Borrowings under this credit facility are available to provide working capital and for general corporate purposes. This credit facility is currently scheduled to expire in June 2008, at which time any outstanding balance will be due. As of December 31, 2007, no borrowings were outstanding under this credit facility, although the aggregate amount available for borrowing had been reduced by $1.8 million due to outstanding letters of credit issued under this facility.

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

On October 3, 2005, our Board of Directors adopted a cash dividend policy. We paid the first quarterly cash dividend under our dividend policy in the fourth quarter of 2005, and in each of the first three quarters of 2006, we paid a similar dividend of $0.025 per share. In October 2006, our Board of Directors amended the annual cash dividend policy to increase the annual dividend rate by 20%, from $0.10 to $0.12 per share, payable quarterly at a rate of $0.03 per share. This dividend rate was effective beginning in the fourth quarter of 2006. In October 2007, our Board of Directors further amended the annual cash dividend policy to increase the annual dividend rate from $0.12 to $0.40 per share, payable quarterly at a rate of $0.10 per share. The new dividend rate was effective beginning in the fourth quarter of 2007. The cash dividend policy and the payment of future quarterly cash dividends under that policy are not guaranteed and are subject to the discretion of and continuing determination by our Board of Directors that the policy remains in the best interests of our shareholders and in compliance with applicable laws and agreements.

In February 2008, we announced our plan to begin a stock repurchase program whereby up to $350 million of our common stock may be purchased from time to time in the open market. We decided to initiate a share repurchase program in view of the current price at which stock is trading, the strength of our balance sheet and our ability to generate cash, as well as to minimize earnings dilution from future equity compensation awards. We expect to finance the share repurchases from existing cash on hand and cash generated from future operations.

We have commitments to invest up to an aggregate additional $23.8 million in four venture capital funds. For further details, see Note 6 in the Notes to Consolidated Financial Statements.

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

We had gross unrecognized tax benefits of approximately $28.0 million as of January 1, 2007. Of this total, $11.6 million, net of the federal benefit on state taxes, is the amount that, if recognized, would result in a reduction of our effective tax rate. As of December 31, 2007, the total gross unrecognized tax benefits were $23.8 million and of this total, $9.3 million is the amount that, if recognized, would reduce our effective tax rate. We do not anticipate a significant change in total unrecognized tax benefits or our effective tax rate due to the settlement of audits and the expiration of statute of limitations within the next 12 months.

Our policy for recording interest and penalties associated with tax audits is to record such items as a component of provision for income taxes. In conjunction with the adoption of FIN 48, we recognized approximately $4.0 million for the payment of interest and penalties at January 1, 2007. As of December 31, 2007, $4.1 million of interest was accrued and $1.3 million was recognized for penalties. To the extent interest and penalties are not assessed with respect to uncertain tax positions, amounts accrued will be reduced and reflected as a reduction of the overall income tax provision.

We analyzed filing positions in all of the significant federal, state and foreign jurisdictions where we are required to file income tax returns, as well as open tax years in these jurisdictions. The only periods subject to examination by the major tax jurisdictions where we do business are the 2004 through 2007 tax years. Various foreign and state income tax returns are under examination by taxing authorities. We do not believe that the outcome of any examination will have a material impact on our financial condition or results of operations.

We have been involved in compound development and commercialization collaborations since 1997. We developed a risk-sharing research and development model to help pharmaceutical and biotechnology clients develop compounds. Through collaborative arrangements based on this model, we assist our clients by sharing the risks and potential rewards associated with the development and commercialization of drugs at various stages of development. We currently have four such arrangements that involve the potential future receipt of one or more of the following forms of revenue: payments upon the achievement of specified development and regulatory milestones; royalty payments if the compound is approved for sale; sales-based milestone payments; and a share of net sales up to a specified dollar limit. The compounds that are the subject of these collaborations are either still in development or are awaiting regulatory approvals in certain countries. None of the compounds have been approved for sale in any country in the world. As a result of the risks associated with drug development, including poor or unexpected clinical trial results and obtaining regulatory approval to sell in any country, the receipt of any further milestone payments, royalties or other payments with respect to any of our drug development collaborations is uncertain.

As of December 31, 2007, we had two collaborations that involved future expenditures. The first is the collaboration with ALZA Corporation, subsequently acquired by Johnson and Johnson, for dapoxetine. In connection with this collaboration, we have an obligation to pay a royalty to Eli Lilly and Company of 5% on annual net sales of the compound in excess of $800 million. Johnson and Johnson received a “not approvable” letter from the FDA in October 2005, but continued its global development program. In December 2007, Johnson and Johnson submitted a marketing authorization application for dapoxetine to regulatory authorities in seven countries in the European Union. Although this regulatory application has been submitted, we do not know if or when Johnson and Johnson will obtain regulatory approval for dapoxetine in these countries. We also do not know if or when Johnson and Johnson will submit an application for or obtain regulatory approval for dapoxetine in the United States or any other country.

The second collaboration involving future expenditures is with Ranbaxy Laboratories Ltd. In February 2007, we exercised an option to license from Ranbaxy a statin compound that we are developing as a potential treatment for dyslipidemia, a metabolic disorder often characterized by high cholesterol levels. Upon exercise of the option, we paid a one-time license fee of $0.25 million. Under the agreement, we have an exclusive license to make, use, sell, import and sublicense the compound and any licensed product anywhere in the world for any human use. Ranbaxy retained a non-exclusive right to co-market licensed products in India and generic equivalents in any country in the world in which a third party has sold the generic equivalent of a licensed product. We are solely responsible, and will bear all costs and expenses, for the development, manufacture, marketing and commercialization of the compound and licensed products. In addition to the one-time license fee, we are obligated to pay Ranbaxy milestone payments upon the occurrence of specified clinical development events. If a licensed product is approved for sale, we must also pay Ranbaxy royalties based on sales of the product, as well as commercial milestone payments based on the achievement of specified worldwide sales targets. If all criteria are met, the total amount of potential clinical and sales-based milestones would be $44.0 million. We filed the investigational new drug application, or IND, for the statin compound in late March 2007. We completed a single ascending dose, first-in-human study for this statin in July 2007, and the compound was safe and well tolerated at all doses in this trial. We also completed a first-in-patient study, and a drug-drug interaction study to evaluate the interaction between our statin and gemfibrozil, a fibrate commonly used to lower triglycerides. We are currently conducting additional trials to further evaluate the safety and efficacy of this statin. We have preliminary results from the first part of a high dose comparator trial. These preliminary results suggest that our statin was well-tolerated in the first part of this trial based on adverse event and clinical laboratory data and compared favorably to the comparator statins with respect to lipid lowering. The second part of the study is in progress and final results could vary materially from the preliminary results. We anticipate having final results from this high dose comparator study in the first quarter of 2008 and plan to decide upon a course of action related to this statin program after evaluating the full and complete results from these trials.

In September 2007, we entered into a contract with a client to construct a laboratory within a leased building, to supply laboratory equipment and to provide specified laboratory services. The client has agreed to reimburse us for the costs of construction of the laboratory and related equipment. We expect these costs will be approximately $5.5 million and that construction will be completed in mid-2008.

Under most of our agreements for Development services, we typically agree to indemnify and defend the sponsor against third-party claims based on our negligence or willful misconduct. Any successful claims could have a material adverse effect on our financial condition, results of operations and future prospects.

We expect to continue expanding our operations through internal growth, strategic acquisitions and investments. For example, we announced in February 2008, that we had entered into an agreement to acquire InnoPharm Ltd., an independent contract research organization. We expect to fund these activities and the payment of future cash dividends from existing cash, cash flows from operations and, if necessary or appropriate, borrowings under our existing or future credit facilities. We believe that these sources of liquidity will be sufficient to fund our operations and dividends for the foreseeable future. From time to time, we evaluate potential acquisitions, investments and other growth and strategic opportunities that might require additional external financing, and we might seek funds from public or private issuances of equity or debt securities. While we believe we have sufficient liquidity to fund our operations for the foreseeable future, our sources of liquidity and ability to pay dividends could be affected by our dependence on a small number of industries and clients; compliance with regulations; reliance on key personnel; breach of contract, personal injury or other tort claims; international risks; environmental or intellectual property claims; or other factors described under “Item 1A. Risk Factors”, in this Item 7 under the subheadings “Contractual Obligations”, “Critical Accounting Policies and Estimates”, “Potential Liability and Insurance”, “Potential Volatility of Quarterly Operating Results and Stock Price” and under “Item 7A. Quantitative and Qualitative Disclosures about Market Risk”.

Contractual Obligations

As of December 31, 2007, future minimum payments for all contractual obligations for years subsequent to December 31, 2007 are as follows:

(in thousands)		2009 -	2011 -	2013 and
	2008	2010	2012	thereafter	Total
Operating leases	$47,813	$77,145	$53,667	$65,516	$244,141
Less: sublease income	(2,350)	(4,793)	(3,537)	(3,575)	(14,255)

Total	$45,463	$72,352	$50,130	$61,941	$229,886

We are a limited partner in four venture capital funds and have committed to invest up to an aggregate additional $23.8 million in these funds. We anticipate that our aggregate investment in these funds will be made through a series of future capital calls over the next several years. We also have a long-term liability on our balance sheet regarding the underfunding of our U.K. pension plan in the amount of $9.8 million. We do not know if or when this will be funded because this liability will change based on the performance of the investments of the plan and changes in the benefit obligations. Also, in February 2007, we exercised an option to license a statin compound from Ranbaxy Laboratories Ltd. which we intend to develop as a treatment for dyslipidemia. We are solely responsible, and will bear all costs and expenses, for the development, manufacture, marketing and commercialization of the compound and licensed products. We are also obligated to pay Ranbaxy milestone payments upon the occurrence of specified clinical development events. If a licensed product is approved for sale, we must also pay Ranbaxy royalties based on sales of such product and commercial milestone payments based on the achievement of specified worldwide sales targets. If all criteria are met, the total amount of potential clinical and sales-based milestones over the development and commercialization period would be $44.0 million. Lastly, we have a liability of unrecognized tax benefits of approximately $23.8 million. We estimate that less than $0.1 million will be paid in the next 12 months. We are unable to reasonably estimate the amount or timing of payments for the remainder of the liability.

Off-balance Sheet Arrangements

From time to time, we cause letters of credit to be issued to provide credit support for guarantees, contractual commitments and insurance policies. The fair values of the letters of credit reflect the amount of the underlying obligation and are subject to fees competitively determined in the marketplace. As of December 31, 2007, we had four letters of credit outstanding for a total of $1.8 million.

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

Revenue Recognition

The majority of our Development segment revenues are recorded on a proportional performance basis. To measure performance on a given date, we compare direct costs through that date to estimated total direct costs to complete the contract. Direct costs relate primarily to the amount of labor and labor related overhead costs related to the delivery of services. We believe this is the best indicator of the performance of the contractual obligations.

Our contracts are generally based on a fixed fee or unitized pricing model and have a duration of a few months to ten years. The contract value for a fixed fee contract equals the agreed upon aggregate amount of the fixed fees. We measure the contract value for unitized pricing models using the estimated units (number of patients to be dosed or study sites to be initiated, for example) to be completed and the agreed upon unit prices. As part of the client proposal and contract negotiation process, we develop a detailed project budget for the direct costs to be expended based on the scope of the work, the complexity of the study, the geographic locations involved and our historical experience. We then establish the individual contract pricing based on our internal pricing guidelines, discount agreements, if any, and negotiations with the client.

Contracts with the same customer generally are not linked, although some large customers enter into annual or multi-year pricing agreements, which generally provide for specified discounts with periodic rate increases or other price adjustment mechanisms. We negotiate pricing for each project individually, based on the scope of the work, and any discounts and rate increases are reflected within the contract for the project. Other large customers negotiate rebates based on the volume of services purchased. These agreements are generally negotiated at the beginning of each year and require a one-time rebate in the following year based upon the volume of services purchased or recognized during the relevant year. We record an estimate of the annual volume rebate as a reduction of revenues throughout the period based on the estimated total rebate to be earned for the period.

Generally, payment terms are based on the passage of time, the monthly completion of units or non-contingent project milestones that represent progression of the project plan, such as contract signing, site initiation and database lock. The timing of payments can vary significantly. We attempt to negotiate payment terms which provide for payment of services prior to or within close proximity to the provision of services, but the levels of unbilled services and unearned revenue can vary significantly.

Most of our contracts can be terminated by the client either immediately or after a specified period following notice. These contracts typically require the client to pay us the expenses to wind down the study, fees earned to date and, in some cases, a termination fee or some portion of the fees or profit that we could have earned under the contract if it had not been terminated early. Therefore, revenue recognized prior to cancellation generally does not require a significant adjustment upon cancellation.

Each month we accumulate direct costs on each project and compare them to the total current estimated direct costs to complete the project in order to determine the percentage-of-completion. We then multiply this percentage by the contract value to determine the amount of revenue that can be recognized. This process includes a review of, among other things:

•	a comparison of direct costs incurred in the current month against the budgeted direct costs for the month;

•

detailed discussions with the operational project teams relating to the status of the project, including the rate of enrollment, the ability to complete individual tasks in the time-frame allotted, the anticipated total units to be achieved and potential changes to the project scope;

•	a comparison of the fees invoiced and collected compared to revenue recognized;

•	experience on projects recently completed or currently running; and

•	specific client and industry changes.

As a result of this review, we might determine that our previous estimates of contract value or direct costs need to be revised based upon the new information. Changes in the scope of work generally results in the negotiation of contract modifications to increase or decrease the contract value along with an associated increase or decrease in the estimated total direct costs to complete. If a contract modification is not agreed to, we could bear the risk of cost overruns. Contract values and modifications to contract values are only included in the calculation of revenue when we believe that realization is reasonably assured and we have appropriate evidence of arrangement.

If we determine that a loss will result from the performance of a contract, the entire amount of the estimated loss is charged against income in the period in which such determination is made. The payment terms for our contracts do not necessarily coincide with the recognition of revenue. We record unbilled services for revenue recognized to date that are not then billable under the relevant customer agreement. Conversely, we record unearned income for cash received from customers for which revenue has not been recognized at the balance sheet date.

In 2007 and prior years, we had to commit unanticipated resources to complete projects, resulting in lower gross margins on those projects. We might experience similar situations in the future. Increases in the estimated total direct costs to complete a contract without a corresponding proportional increase to the contract value result in a cumulative adjustment to the amount of revenue recognized in the period the change in estimate is determined. Should our estimated direct costs to complete a fixed price contract prove to be low, gross margins could be materially adversely affected, absent our ability to negotiate a contract modification. Historically, the majority of our estimates and assumptions have been materially correct, but these estimates might not continue to be accurate in the future. A hypothetical increase of 1% in the total estimated remaining project direct costs to complete, without a corresponding proportional increase in the contract value, for open projects accounted for under the proportional performance method as of December 31, 2005, 2006 and 2007 would have resulted in a cumulative reduction in revenue and gross margin of approximately $2.5 million, $3.3 million, and $3.5 million, respectively.

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

Allowance for Doubtful Accounts

Included in “Accounts receivable and unbilled services, net” on our consolidated balance sheets is an allowance for doubtful accounts. Generally, before we do business with a new client, we perform a credit check. We also review our accounts receivable aging on a monthly basis to determine if any receivables will potentially be uncollectible. The allowance for doubtful accounts includes specific accounts and an estimate of other losses based on historical loss experience. After all attempts to collect the receivable have failed, the receivable is written off against the allowance. Based on the information available to us, we believe our allowance for doubtful accounts as of December 31, 2007 was adequate to cover uncollectible balances. However, actual invoice write-offs might exceed the recorded reserve.

Investments

Our investments consist of equity and debt investments in publicly traded and privately held entities. Our investments in publicly traded securities are classified as available-for-sale securities and recorded at their current quoted market price. Our investments in privately held entities do not have readily determinable fair values and are, therefore, recorded using the cost method of accounting. Most of our investments are in relatively early stage life sciences and biotechnology companies or investment funds that invest in similar companies. These early stage life sciences and biotechnology companies generally do not have established products or proven technologies or material revenue, if any. The fair value of these investments might from time to time be less than their recorded value. We assess our investment portfolio on a quarterly basis for other-than-temporary impairments. For our investments in privately held entities, we must identify events or circumstances that would likely have a significant adverse effect on the fair value of the investment. In addition, any decline in the fair value of publicly traded or privately held investments must be evaluated to determine the extent and timing of recovery, if any. If we deem the impairment to be other-than-temporary, the impairment of the investment must be recorded in the income statement. This quarterly review includes an evaluation of, among other things, the market condition of the overall industry, historical and projected financial performance, expected cash needs and recent funding events, as well as our expected holding period and the length of time and the extent to which the fair value of the investment has been less than cost. This analysis of the fair values and the extent and timing of recoveries of decreases in fair value requires significant judgment.

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

Estimates and judgments are required in the calculation of certain tax liabilities and in the determination of the recoverability of certain deferred tax assets, which arise from net operating losses, tax credit carryforwards and temporary differences between the tax and financial statement recognition of revenue and expense. SFAS No. 109, “Accounting for Income Taxes”, also requires that the deferred tax assets be reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of the recorded deferred tax assets will not be realized in future periods.

In evaluating our ability to recover our deferred tax assets, in full or in part, we consider all available positive and negative evidence including our past operating results, the existence of cumulative losses in the most recent fiscal years and our forecast of future taxable income on a jurisdiction-by-jurisdiction basis. In determining future taxable income, assumptions include the amount of state, federal and international pre-tax income from operations, international transfer pricing policies, the reversal of temporary differences and the implementation of feasible and prudent tax planning strategies. These assumptions require significant judgment about the forecasts of future taxable income and are consistent with the plans and estimates we use to manage the underlying businesses. Based on our analysis of the above factors, we determined that a valuation allowance of $5.9 million was required as of December 31, 2007 for carryforwards of foreign and state tax losses and credits. Changes in our assumptions could result in an adjustment to the valuation allowance, up or down, in the future.

In addition, the calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax regulations in a multitude of jurisdictions. We determine our liability for uncertain tax positions globally under the provisions in FIN 48. As of December 31, 2007, we had recorded a gross FIN 48 liability of $23.8 million. If events occur and the payment of these amounts ultimately proves to be unnecessary, the reversal of liabilities would result in tax benefits being recognized in the period when we determine the liabilities are no longer necessary. If our calculation of liability related to uncertain tax positions proves to be more or less than the ultimate assessment, a tax expense or benefit to expense, respectively, would result. The total liability reversal that could effect the tax rate is $9.3 million.

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

Stock-Based Compensation

We account for our share-based compensation plan using the provisions of SFAS No. 123 (revised), “Share-Based Payment”. Accordingly, we measure stock-based compensation cost at grant date, based on the fair value of the award, and recognize it as expense over the employee’s requisite service period. The fair value of each option award is estimated on the grant date using the Black-Scholes option-pricing model. The model requires the use of the following assumptions: an expected dividend yield; expected volatility; risk-free interest rate; and expected term. Based on our assumptions for these factors, the weighted-average fair value of options granted during the year ended December 31, 2007 was $10.93 per option. A change in these assumptions could have a significant impact on the weighted-average fair value of options. For example, if we changed our assumption for the expected term to increase expected life by a half of a year, the weighted average fair value of options granted during 2007 would have increased by $0.71 or 6.5% from $10.93 to $11.64, and the resulting stock-based employee compensation expense determined under the fair value based method for stock option awards, net of related tax effect, would have increased by $0.6 million. Diluted earnings per share under this example would not have been impacted. See Note 10 in the Notes to our Consolidated Financial Statements for details regarding the assumptions used in estimating fair value for the years ended December 31, 2005, 2006 and 2007 regarding our equity compensation plan and our employee stock purchase plan.

Recent Accounting Pronouncements

Recently issued accounting standards relevant to our financial statements, which are described in “Recent Accounting Pronouncements” in Note 1 in the Notes to our Consolidated Financial Statements are:

Date	Title	Effective Date
July 2006	Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109”	Fiscal years beginning after December 15, 2006

September 2006	SFAS No. 157, “Fair Value Measurements”	Fiscal years beginning after November 15, 2007 and interim periods within those years

September 2006	SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R)”	Recognition of asset and liability of funded status – fiscal years ending after December 15, 2006. Measurement date provision – fiscal years ending after December 15, 2008

February 2007	SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115”	Fiscal years beginning after November 15, 2007

June 2007	EITF Issue 06-11, “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards”	Fiscal years beginning after December 15, 2007

June 2007	EITF Issue 07-03, “Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities”	Fiscal years beginning after December 15, 2007

December 2007	EITF Issue 07-01, “Accounting for Collaborative Arrangements”	Fiscal years beginning after December 15, 2008.

December 2007	SFAS No. 141 (revised 2007), “Business Combinations”	Fiscal years beginning after December 15, 2008

December 2007	SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements - an Amendment of ARB No. 51”	Fiscal years beginning after December 15, 2008

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

Potential Liability and Insurance

Drug development services involve the testing of potential drug candidates on human volunteers pursuant to a study protocol. This testing exposes us to the risk of liability for personal injury or death to volunteers and patients resulting from, among other things, possible unforeseen adverse side effects or improper administration of the study drug or use of the drug following regulatory approval. For example, we have been named as a defendant in a number of lawsuits relating to the antibiotic Ketek, as described in Part I, Item 3 – “Legal Proceedings”. We attempt to manage our risk of liability for personal injury or death to volunteers and patients from administration of study products through standard operating procedures, patient informed consent, contractual indemnification provisions with clients and insurance. We monitor clinical trials in compliance with government regulations and guidelines. We have established global standard operating procedures intended to satisfy regulatory requirements in all countries in which we have operations and to serve as a tool for controlling and enhancing the quality of drug development services. The contractual indemnifications generally do not protect us against all our own actions, such as gross negligence. We currently maintain professional liability insurance coverage with limits we believe are adequate and appropriate.

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

Recent consolidations and other transactions involving competitors could increase the competition within our industry for clients, experienced personnel and acquisition candidates. These consolidations and other potential future transactions, such as the acquisition of PRA International by Genstar Capital, a private equity firm, could increase competition in our industry.

Fluctuations in quarterly results, actual or anticipated changes in our dividend policy, stock repurchase plan or other factors could affect the market price of our common stock. These factors include ones beyond our control, such as changes in revenue and earnings estimates by analysts, market conditions in our industry, disclosures by product development partners and actions by regulatory authorities with respect to potential drug candidates, changes in pharmaceutical, biotechnology and medical device industries and the government sponsored clinical research sector and general economic conditions. Any effect on our common stock could be unrelated to our longer-term operating performance. For further details, see “Item 1A. Risk Factors”.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

We are exposed to foreign currency risk by virtue of our international operations. We derived approximately 29.2%, 32.3% and 36.5% of our net revenues for the years ended December 31, 2005, 2006 and 2007, respectively, from operations outside the United States. We generally reinvest funds generated by each subsidiary in the country where they are earned. Our operations in the United Kingdom generated 28.0% of our net revenue from international operations during 2007. Accordingly, we are exposed to adverse movements in foreign currencies, predominately in the pound sterling.

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

We also have currency risk resulting from the passage of time between the invoicing of clients under contracts and the collection of client payments against those invoices. If a contract is denominated in a currency other than the subsidiary’s local currency, we recognize a receivable at the time of invoicing for the local currency equivalent of the foreign currency invoice amount. Changes in exchange rates from the time the invoice is prepared until payment from the client will result in our receiving either more or less in local currency than the local currency equivalent of the receivable. We recognize this difference as a foreign currency transaction gain or loss, as applicable, and report it in other income, net. If the exchange rate on accounts receivable balances denominated in pounds sterling and euros had increased by 10%, our foreign currency transaction loss would have increased by $3.0 million in the year ended December 31, 2007.

Our strategy for managing foreign currency risk relies primarily on receiving payment in the same currency used to pay expenses. If the U.S. dollar had weakened an additional 10% relative to the pound sterling, euro and Brazilian real in 2007, net income would have been approximately $7.3 million lower for the year based on revenues and the costs related to our foreign operations. From time to time, we also enter into foreign currency hedging activities in an effort to manage our potential foreign exchange exposure. As of December 31, 2007, the face value of foreign exchange contracts was $60.0 million.

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

Currently, there are no material exchange controls on the payment of dividends or otherwise prohibiting the transfer of funds out of any country in which we conduct operations. Although we perform services for clients located in a number of jurisdictions, we have not experienced any material difficulties in receiving funds remitted from foreign countries. However, new or modified exchange control restrictions could have an adverse effect on our financial condition. If the Company were to repatriate dividends from the cumulative amount of undistributed earnings in foreign entities, the Company would incur a tax liability which is not currently provided for in the Company’s balance sheet.

We are exposed to changes in interest rates on our cash, cash equivalents and short-term investments and amounts outstanding under notes payable and lines of credit. We invest our cash and cash equivalents in financial instruments with interest rates based on market conditions. If the interest rates on cash, cash equivalents and short-term investments decreased by 10%, our interest income would have decreased by approximately $1.8 million in the year ended December 31, 2007.

We are also exposed to market risk related to our investments in auction rate securities. For further details, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations “–Liquidity and Capital Resources.””

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

Management, with the participation of our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2007. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework. Based on our assessment, we believe that, as of December 31, 2007, our internal control over financial reporting was effective based on those criteria.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Pharmaceutical Product Development, Inc. and Subsidiaries

Wilmington, North Carolina

We have audited the internal control over financial reporting of Pharmaceutical Product Development, Inc. and subsidiaries (the “Company”) as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2007 of the Company and our report dated February 26, 2008 expressed an unqualified opinion on those financial statements and includes explanatory paragraphs relating to the adoption of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109, in 2007 and the adoption of FASB Statement No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106 and 132(R), in 2006.

/s/ DELOITTE & TOUCHE LLP
Raleigh, North Carolina

February 26, 2008

Item 9B.	Other information

None.

PART III

Certain information required by Part III is omitted from this report because the Registrant intends to file a definitive proxy statement for its 2008 Annual Meeting of Shareholders to be held on May 21, 2008 (the “Proxy Statement”) within 120 days after the end of its fiscal year pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934, as amended, and the information included therein is incorporated herein by reference to the extent provided below.

Item 10.	Directors and Executive Officers of the Registrant

The information required by Item 10 of Form 10-K concerning the Registrant’s executive officers is set forth under the heading “Executive Officers” located at the end of Part I of this Form 10-K.

The Board of Directors has determined that Frederick Frank, Stuart Bondurant, Terry Magnuson and John A. McNeill, Jr., the members of the Finance and Audit Committee, are independent as defined in Rule 4200(a) (15) of the Nasdaq listing standards and Rule 10A-3 under the Securities Exchange Act of 1934. The Board of Directors has also determined that at least one committee member, namely Mr. Frank, is an “audit committee financial expert” as defined in Item 407(d)(5) of Regulation S-K.

Our Board of Directors has adopted a code of conduct that applies to all of our directors and employees. Our board has also adopted a separate code of ethics for our Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer and Controller, or persons performing similar functions. We will provide copies of our code of conduct and code of ethics without charge upon request. To obtain a copy of the code of ethics or code of conduct, please send your written request to Pharmaceutical Product Development, Inc., 929 North Front Street, Wilmington, NC 28401, Attn: General Counsel.

The other information required by Item 10 of Form 10-K is incorporated by reference to the information under the headings “Proposal No. 1—Election of Directors” and “Other Information-Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement.

Item 11.	Executive Compensation

The information required by Item 11 of Form 10-K is incorporated by reference to the information under the heading “Other Information —Compensation of Non-Employee Directors”, “—Director Compensation in Fiscal 2007,” “—Executive Compensation”,” and “—Compensation Committee Interlocks and Insider Participation” in the Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plans

The following table sets forth the indicated information with respect to our equity compensation plans as of December 31, 2007:

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	(b) Weighted Average Exercise Price Of Outstanding Options, Warrants and Rights	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by security holders	6,025,834	$26.01	7,432,679	(1)
Equity compensation plans not approved by security holders	0	0	0
Total	6,025,834	$26.01	7,432,679	(1)

(1)	This includes 5,417,718 shares of stock available for issuance under our amended and restated Equity Compensation Plan and 2,014,961 shares available for issuance under our Employee Stock Purchase Plan.

The other information required by Item 12 of Form 10-K is incorporated by reference to the information under the heading “Other Information – Principal Shareholders” in the Proxy Statement.

Item 13.	Certain Relationships and Related Transactions

The information required by Item 13 of Form 10-K is incorporated by reference to the information under the headings “Proposal No. 1—Election of Directors - Nominees” and “Information About the Board of Directors and its Committees”, and “Other Information—Related Party Transactions” in the Proxy Statement.

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

(b)	Exhibits

Exhibit Number	Description	Registrant’s Form	Dated	Exhibit Number	Filed Herewith
2.10	—Asset Purchase Agreement dated January 14, 2005 relating to the purchase of the biomarker business from SurroMed, Inc.	8-K	2/7/05	99.1
3.1	—Restated Articles of Incorporation.	8-K	2/9/06	3.1
3.2	—Amended and Restated Bylaws.	S-4	7/16/96	3.2
10.35	—Lease, dated January 26, 1994, by and between Michael James Lawton, Jeffrey William Ware, Prudential Nominees Limited and Gabbay Group Limited.	S-1	1/24/96	10.35
10.39	—Lease Agreement, dated as of October 25, 1995, by and between PPD-CRU and Perimeter Park West Associates Limited Partnership.	S-1	1/24/96	10.39
10.55	—Lease made January 23, 1996 between PPD-CRU and Western Center Properties, Inc.	S-1	1/24/96	10.55
10.59	—First Amendment dated May 20, 1999 to Lease Agreement, dated October 25, 1995, between PPD Development and Perimeter Park West Associates Limited Partnership.	S-4	7/16/96	10.59
10.60	—First, Second and Third Amendments to Lease Agreement, dated March 25, 1996, between PPD and BBC Family Limited Partnership.	S-4	7/16/96	10.60
10.61	—Lease Agreement, dated March 25, 1996, between PPD and BBC Family Limited Partnership.	S-4/A	8/20/96	10.61
10.86	—Pharmaceutical Product Development, Inc. Employee Stock Purchase Plan.	8-K	5/18/05	10.86
10.87	—Amendment to Employee Stock Purchase Plan, dated June 21, 1997.	10-Q	8/14/97	10.87
10.88	—Amendment to Stock Option Plan for Non-Employee Directors, dated May 15, 1997.	10-Q	8/14/97	10.88
10.90	—Employment Agreement, effective July 1, 1997, between Pharmaceutical Product Development, Inc. and Fredric N. Eshelman.	10-Q	11/13/97	10.90
10.93	—Lease Agreement dated July 9, 1997, between Weeks Realty, Inc. and PPD Pharmaco, Inc.	10-Q	11/13/97	10.93
10.110	—Amendment to Employee Stock Purchase Plan, dated March 2, 1998.	10-K	3/27/98	10.110
10.114	—Lease Agreement dated June 26, 1998 between Weeks Realty Limited Partnership and PPD Pharmaco, Inc.	10-Q	8/13/98	10.114
10.116	—First Amendment to Lease Agreement dated September 28, 1998, between PPD Pharmaco, Inc. and Weeks Realty, Inc.	10-Q	11/13/98	10.116
10.117	—Lease Agreement dated September 15, 1998 between PPD Pharmaco, Inc. and BBC Family Limited Partnership.	10-Q	11/13/98	10.117

Exhibit Number	Description	Registrant’s Form	Dated	Exhibit Number	Filed Herewith
10.118	—Lease Agreement dated December 16, 1998 between PPD Pharmaco, Inc. and Weeks Realty Limited Partnership.	10-K	3/4/99	10.118
10.131	—Amendment, dated April 14, 1999, to Lease Agreement dated September 15, 1998 between PPD Pharmaco, Inc. and BBC Family Limited Partnership.	10-Q	8/13/99	10.131
10.132	—Amendment, dated April 14, 1999, to Lease Agreement dated March 25, 1996 between PPD and BBC Family Limited Partnership.	10-Q	8/13/99	10.132
10.133	—Fourth Amendment, dated July 6, 1999, to Lease Agreement dated July 9, 1997 between PPD Development, Inc. (formerly known as PPD Pharmaco, Inc.) and Weeks Realty, L.P.	10-Q	11/15/99	10.133
10.145	—Third Amendment to Employee Stock Purchase Plan, dated June 21, 1997.	10-Q	8/11/00	10.145
10.158	—Deferred Compensation Plan dated February 1, 2001.	10-K	3/13/01	10.158
10.162	—Severance Agreement dated January 1, 2001, between Pharmaceutical Product Development, Inc. and various individuals.			10.162	X
10.164	—First Amendment, dated January 28, 1998, to Lease Agreement dated July 9, 1997 between PPD Development, Inc. (formerly known as PPD Pharmaco, Inc.) and Weeks Realty, L.P.	10-K	3/13/01	10.164
10.165	—Second Amendment, dated June 26, 1998, to Lease Agreement dated July 9, 1997 between PPD Development, Inc. (formerly known as PPD Pharmaco, Inc.) and Weeks Realty, L.P.	10-K	3/13/01	10.165
10.166	—Third Amendment, dated February 18, 1999, to Lease Agreement dated July 9, 1997 between PPD Development, Inc. (formerly known as PPD Pharmaco, Inc.) and Weeks Realty, L.P.	10-K	3/13/01	10.166
10.167	—First Amendment, dated February 28, 2000, to Lease Agreement dated December 16, 1998 between PPD Development, Inc. and Duke-Weeks Realty, L.P.	10-K	3/13/01	10.167
10.170	—Employment Agreement dated July 9, 2001 between Pharmaceutical Product Development, Inc. and Brainard Judd Hartman.	10-Q	8/1/01	10.170
10.177	—Employment Agreement dated January 15, 2002, between Pharmaceutical Product Development, Inc. and Paul S. Covington.	10-K	2/20/02	10.177
10.186	—Loan Agreement dated July 25, 2002 between Pharmaceutical Product Development, Inc. and Bank of America, N.A.	10-Q	8/13/02	10.186
10.187	—Deferred Compensation Plan for Directors dated June 15, 2002.	10-Q	8/13/02	10.187
10.189	—Lease Agreement dated July 1, 2001 between Brandywine Grande C,L.P. and PPD Development, LLC.	10-Q	8/13/02	10.189
10.190	— Deferred Compensation Plan for Executives, as amended and restated on November 22, 2005.	8-K	11/22/05	10.190
10.191	—Second Amendment, dated October 1, 2002, to Lease Agreement dated June 26, 1998 between PPD Development, Inc. (formerly PPD Pharmaco, Inc.) and Duke Realty Limited Partnership (formerly Weeks Realty, L.P.).	10-Q	11/13/02	10.191

Exhibit Number	Description	Registrant’s Form	Dated	Exhibit Number	Filed Herewith
10.192	—Fifth Amendment, dated October 1, 2002, to Lease Agreement dated July 9, 1997 between PPD Development, Inc. and Duke Realty Limited Partnership (formerly Weeks Realty, L.P.).	10-Q	11/13/02	10.192
10.193	—Second Amendment, dated October 1, 2002, to Lease Agreement dated December 16, 1998 between PPD Development, Inc. and Duke Realty Limited Partnership (formerly Weeks Realty, L.P.).	10-Q	11/13/02	10.193
10.197	—First Amendment to Loan Agreement dated July 1, 2003, between Pharmaceutical Product Development, Inc. and Bank of America, N.A.	10-Q	8/6/03	10.197
10.200	—Pharmaceutical Product Development, Inc. Equity Compensation Plan as amended and restated effective May 14, 2003.	Proxy	3/28/03	10.200
10.201^	—Termination and License Agreement dated as of December 18, 2003 by and among Eli Lilly and Company, Pharmaceutical Product Development, Inc., GenuPro, Inc. and APBI Holdings, LLC.	10-K	2/19/04	10.201
10.202^	—License Agreement dated January 2, 2001 by and among Pharmaceutical Product Development, Inc., GenuPro, Inc. and ALZA Corporation.	10-K	2/19/04	10.202
10.203^	—Amendment No. 1 to License Agreement dated as of December 26, 2003 by and among Pharmaceutical Product Development, Inc., GenuPro, Inc. and ALZA Corporation.	10-K	2/19/04	10.203
10.205	—Termination Agreement dated June 25, 2004, between PPD Development, LP and W. Richard Staub.	10-Q	8/3/04	10.205
10.206	—Second Amendment to Loan Agreement dated July 1, 2004, between Pharmaceutical Product Development, Inc. and Bank of America, N.A.	10-Q	8/3/04	10.206
10.209	—Deferred Compensation Plan for Non-Employee Directors, as amended and restated on November 22, 2005.	8-K	11/22/05	10.209
10.211	—Aircraft Purchase Agreement dated February 2, 2005 relating to the purchase of an aircraft from Krispy Kreme Doughnut Corporation.	8-K	2/7/05	99.1
10.212	—Lease agreement dated June 18, 2004, between Met Center Partners-6, Ltd. And PPD Development, LP	10-K	3/4/05	10.212
10.213	—First Amendment dated March 16, 2005 to Lease Agreement between Met Center Partners-6, Ltd. And PPD Development, LP	10-Q	5/5/05	10.213
10.214	— Second Amendment dated March 16, 2005 to Lease Agreement between Met Center Partners-6, Ltd. And PPD Development, LP	10-Q	5/5/05	10.214
10.215	—Agreement dated July 13, 2005 among Pharmaceutical Product Development, Inc., Development Partners, LLC, Takeda Pharmaceutical Company Limited and Takeda San Diego, Inc.	8-K	7/13/05	10.215
10.217	—Third Amendment to Loan Agreement dated June 30, 2005, between Pharmaceutical Product Development, Inc. and Bank of America, N.A	10-Q	7/29/05	10.217

Exhibit Number	Description	Registrant’s Form	Dated	Exhibit Number	Filed Herewith
10.218	—Amendment No. 1, effective as of October 10, 2005, to the Agreement dated July 13, 2005, among Pharmaceutical Product Development, Inc., Development Partners, LLC, Takeda Pharmaceutical Company Limited and Takeda San Diego, Inc.	8-K	10/10/05	10.218
10.219	—Employment Agreement dated October 12, 2005, between PPD Development, LP and William W. Richardson.	8-K	10/12/05	10.219
10.220	—Lease Agreement dated August 31, 2004 by and between Evan A. Stein, M.D., Ph.D. and Medical Research Laboratories International LLC	10-Q	11/8/05	10.220
10.221	—Lease Agreement dated April 30, 2001 by and between Greenway Properties, Inc. and PPD Development, LP	10-Q	11/8/05	10.221
10.222	—First Amendment dated August 15, 2001, to Lease Agreement, dated April 30, 2001, by and between Greenway Properties, Inc. and PPD Development, LP	10-Q	11/8/05	10.222
10.223	—Second Amendment dated August 25, 2003, to Lease Agreement, dated April 30, 2001, by and between Greenway Properties, Inc. and PPD Development, LP	10-Q	11/8/05	10.223
10.224	—Third Amendment dated March 22, 2004, to Lease Agreement, dated April 30, 2001, by and between Greenway Properties, Inc. and PPD Development, LP	10-Q	11/8/05	10.224
10.225	—Fourth Amendment dated May 17, 2004, to Lease Agreement, dated April 30, 2001, by and between Greenway Properties, Inc. and PPD Development, LP	10-Q	11/8/05	10.225
10.226	—Fifth Amendment dated December 14, 2004, to Lease Agreement, dated April 30, 2001, by and between Greenway Properties, Inc. and PPD Development, LP	10-Q	11/8/05	10.226
10.227	—Sixth Amendment dated June 3, 2005, to Lease Agreement, dated April 30, 2001, by and between Greenway Properties, Inc. and PPD Development, LP	10-Q	11/8/05	10.227
10.228	—Seventh Amendment dated July 29, 2005, to Lease Agreement, dated April 30, 2001, by and between Greenway Properties, Inc. and PPD Development, LP	10-Q	11/8/05	10.228
10.229	—General Conditions of the Contract for Construction	8-K	12/12/05	10.210
10.230	—Standard Form of Agreement Between Owner and Construction Manager dated August 30, 2005 between River Ventures, LLC and Bovis Lend Lease, Inc. (foundation)	8-K	12/12/05	10.211
10.231	—Standard Form of Agreement Between Owner and Construction Manager dated August 30, 2005 between River Ventures, LLC and Bovis Lend Lease, Inc. (shell building)	8-K	12/12/05	10.212
10.232	— Standard Form of Agreement Between Owner and Construction Manager dated August 30, 2005 between River Ventures, LLC and Bovis Lend Lease, Inc. (building upfitting)	8-K	12/12/05	10.213
10.233	—Amendment No. 1 dated December 12, 2005 to Standard Form of Agreement Between Owner and Construction Manager dated August 30, 2005 between River Ventures, LLC and Bovis Lend Lease, Inc. (foundation)	8-K	12/12/05	10.214

Exhibit Number	Description	Registrant’s Form	Dated	Exhibit Number	Filed Herewith
10.234	—Amendment to Construction Contracts entered into by and between River Ventures, LLC and Bovis Lend Lease, Inc. dated as of February 15, 2006.	8-K	2/17/06	10.215
10.235	—Form of Restricted Stock Award Agreement under the Equity Compensation Plan for Directors	10-K	3/2/06	10.235
10.236	—Form of Restricted Stock Award Agreement under the Equity Compensation Plan for Executive Officers	10-K	3/2/06	10.236
10.237	—Form of Nonqualified Stock Option Award Agreement under the Equity Compensation Plan for Directors	10-K	3/2/06	10.237
10.238	—Form of Nonqualified Stock Option Award Agreement under the Equity Compensation Plan for all non-Director participants	10-K	3/2/06	10.238
10.239	—Amendment, dated December 16, 2005, to Lease Agreement dated March 25, 1996 between PPD and BBC Family Limited Partnership.	10-K	3/2/06	10.239
10.240	—Construction Loan Agreement entered into by and between Pharmaceutical Product Development, Inc., as borrower, River Ventures, LLC and PPD Development, Inc., as guarantors, and Bank of America, N.A. dated as of February 27, 2006	8-K	3/3/06	10.240
10.241	—Fourth Amendment dated July 1, 2006 to Loan Agreement, between Pharmaceutical Product Development, Inc. and Bank of America, N.A	10-Q	8/3/06	10.241
10.242^	—Option and License Agreement effective as of December 15, 2006 among Pharmaco Investments, Inc. and Ranbaxy Laboratories Ltd.	8-K	2/27/07	10.242
10.243	—Agreement dated April 27, 2007 between Pharmaceutical Product Development, Inc. and Linda Baddour.	8-K	4/30/07	10.243
10.244^	—Employment Agreement dated May 5, 2007, effective May 31, 2007, between Pharmaceutical Product Development, Inc. and William J. Sharbaugh.	8-K	5/17/07	10.244
10.245	—Fifth Amendment dated July 1, 2007 to Loan Agreement, between Pharmaceutical Product Development, Inc. and Bank of America, N.A.	8-K	8/6/07	10.245
10.246^	—Employment Agreement dated September 12, 2007, effective October 1, 2007, between Pharmaceutical Product Development, Inc. and Daniel G. Darazsdi.	8-K	9/12/07	10.246
10.247	—Third Amendment dated September 22, 2003, to Lease Agreement, dated June 26, 1998, by and between Duke Realty Limited Partnership and PPD Development, LP			10.247	X
10.248	—Fourth Amendment dated March 31, 2005, to Lease Agreement, dated June 26, 1998, by and between Duke Realty Limited Partnership and PPD Development, LP			10.248	X
10.249	—Fifth Amendment dated July 7, 2005, to Lease Agreement, dated June 26, 1998, by and between Duke Realty Limited Partnership and PPD Development, LP			10.249	X
10.250	—Sixth Amendment dated December 30, 2005, to Lease Agreement, dated June 26, 1998, by and between Duke Realty Limited Partnership and PPD Development, LP			10.250	X
10.251	—Seventh Amendment dated February 6, 2006, to Lease Agreement, dated June 26, 1998, by and between Duke Realty Limited Partnership and PPD Development, LP			10.251	X

Exhibit Number	Description	Registrant’s Form	Dated	Exhibit Number	Filed Herewith
10.252	—Eighth Amendment dated September 24, 2007, to Lease Agreement, dated June 26, 1998, by and between Duke Realty Limited Partnership and PPD Development, LP			10.252	X
10.253	—First Amendment dated March 9, 2007, to Lease Agreement, dated July 1, 2001, by and between Brandywine Grande C, LP and PPD Development, LP			10.253	X
10.254	— Eighth Amendment dated March 1, 2006, to Lease Agreement, dated April 30, 2001, by and between Greenway Office Center, LLC and PPD Development, LLP			10.254	X
10.255	— Ninth Amendment dated August 31, 2007, to Lease Agreement, dated April 30, 2001, by and between Greenway Office Center, LLC and PPD Development, LLP			10.255	X
10.256	— Tenth Amendment dated September 25, 2007, to Lease Agreement, dated April 30, 2001, by and between Greenway Office Center, LLC and PPD Development, LLP			10.256	X
21	—Subsidiaries of the Registrant.				X
23.1	—Consent of Deloitte & Touche LLP				X
31.1	—Certification of the Chief Executive Officer pursuant to Rule 13a-14(a).				X
31.2	—Certification of the Chief Financial Officer pursuant to Rule 13a-14(a).				X
32.1	—Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Chief Executive Officer.				X
32.2	—Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Chief Financial Officer.				X

^	Confidential treatment requested for portions of this exhibit.

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Pharmaceutical Product Development, Inc. and Subsidiaries

Wilmington, North Carolina

We have audited the accompanying consolidated balance sheets of Pharmaceutical Product Development, Inc. and subsidiaries (the “Company”) as of December 31, 2007 and 2006, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2007. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Pharmaceutical Product Development, Inc. and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Notes 1 and 11 to the consolidated financial statements, in 2007 the Company changed its method of accounting for income tax contingencies to conform to FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109.”

As discussed in Notes 1 and 12 to the consolidated financial statements, in 2006 the Company changed its method of accounting for its defined benefit pension plan to conform to FASB Statement No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106 and 132(R).”

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2008 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP
Raleigh, North Carolina

February 26, 2008

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2005, 2006 AND 2007

(in thousands, except per share data)

	2005	2006	2007
Net Revenue:
Development	$921,802	$1,113,106	$1,275,399
Discovery Sciences	40,214	33,193	19,979
Reimbursed out-of-pockets	75,074	101,383	119,087

Total net revenue	1,037,090	1,247,682	1,414,465

Direct Costs:
Development	467,001	559,819	641,902
Discovery Sciences	8,428	9,324	10,610
Reimbursable out-of-pocket expenses	75,074	101,383	119,087

Total direct costs	550,503	670,526	771,599

Research and development expenses	23,370	5,406	19,238
Selling, general and administrative expenses	251,415	304,035	338,055
Depreciation and amortization	40,250	47,738	55,592
Gain on exchange of assets	(5,144)	—	—

Total operating expenses	860,394	1,027,705	1,184,484

Income from operations	176,696	219,977	229,981

Interest:
Income	8,845	15,070	18,330
Expense	(1,116)	(469)	(318)

Interest income, net	7,729	14,601	18,012

Impairment of equity investments	(5,928)	—	(690)
Other income, net	1,306	927	650

Income before provision for income taxes	179,803	235,505	247,953
Provision for income taxes	59,906	78,853	84,552

Net income	$119,897	$156,652	$163,401

Net income per common share:
Basic	$1.05	$1.34	$1.38

Diluted	$1.03	$1.32	$1.36

Dividends declared per common share	$0.525	$0.105	$0.19

Weighted average number of common shares outstanding:
Basic	114,664	116,780	118,459
Dilutive effect of stock options and restricted stock	1,770	1,755	1,494

Diluted	116,434	118,535	119,953

The accompanying notes are an integral part of these consolidated financial statements.

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2006 AND 2007

(in thousands, except share data)

	2006	2007
Assets
Current assets:
Cash and cash equivalents	$179,795	$171,427
Short-term investments	255,876	330,957
Accounts receivable and unbilled services, net	408,917	481,477
Income tax receivable	510	517
Investigator advances	13,490	15,318
Prepaid expenses and other current assets	36,495	49,835
Deferred tax assets	13,119	23,682

Total current assets	908,202	1,073,213
Property and equipment, net	323,539	356,189
Goodwill	212,382	215,620
Investments	22,478	23,387
Intangible assets	2,014	1,702
Deferred tax assets	11,368	11,717
Other assets	1,582	2,547

Total assets	$1,481,565	$1,684,375

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$15,235	$24,984
Payables to investigators	43,717	58,952
Accrued income taxes	16,560	16,182
Other accrued expenses	149,027	167,235
Deferred tax liabilities	86	101
Unearned income	195,707	205,779
Current maturities of long-term debt and capital lease obligations	75,159	—

Total current liabilities	495,491	473,233

Accrued income taxes	—	29,223
Accrued additional pension liability	10,768	9,763
Deferred tax liabilities	4,247	3,814
Deferred rent and other	18,159	18,246

Total liabilities	528,665	534,279

Commitments and contingencies (Notes 8 and 13)

Shareholders’ equity:
Common stock, $0.05 par value, 190,000,000 shares authorized; 117,623,516 and 119,095,102 shares issued and outstanding, respectively	5,881	5,955
Paid-in capital	449,173	502,898
Retained earnings	490,764	626,025
Accumulated other comprehensive income	7,082	15,218

Total shareholders’ equity	952,900	1,150,096

Total liabilities and shareholders’ equity	$1,481,565	$1,684,375

The accompanying notes are an integral part of these consolidated financial statements.

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2005, 2006 AND 2007

(in thousands, except per share data)

	Common Shares	Par Value	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Income)/Loss	Total	Comprehensive Income
Balance January 1, 2005	113,236	$5,662	$339,743	$287,204	$11,179	$643,788
Net income				119,897		119,897	$119,897
Other comprehensive income (loss):
Translation adjustments					(10,137)	(10,137)	(10,137)
Minimum pension liability, net of tax of $676					(1,576)	(1,576)	(1,576)
Change in fair value on hedging transactions, net of tax of $938					(2,165)	(2,165)	(2,165)
Reclassification of hedging results included in direct costs, net of tax of ($520)					1,219	1,219	1,219
Unrealized gain on investment, net of tax of ($2,426)					4,156	4,156	4,156
Reclassification to net income of unrealized loss on investment					331	331	331

Comprehensive income							$111,725

Stock compensation expense			18,907			18,907
Issuance of common shares under various stock compensation plans	2,762	138	29,408			29,546
Income tax benefit from exercise of stock options and disqualified dispositions of stock, net			7,394			7,394
Dividends ($0.525 per share)				(60,684)		(60,684)

Balance December 31, 2005	115,998	5,800	395,452	346,417	3,007	750,676
Net income				156,652		156,652	$156,652
Other comprehensive income (loss):
Translation adjustments					9,721	9,721	9,721
Minimum pension liability, net of tax of ($1,217)					2,840	2,840	2,840
Change in fair value on hedging transactions, net of tax of ($140)					327	327	327
Reclassification of hedging results included in direct costs, net of tax of ($88)					206	206	206
Unrealized loss on investment, net of tax of $2,184					(5,746)	(5,746)	(5,746)

Comprehensive income							$164,000

Adjustment to initially apply SFAS No. 158, net of tax of $1,403					(3,273)	(3,273)
Stock compensation expense			20,565			20,565
Issuance of common shares under various stock compensation plans	1,626	81	27,824			27,905
Income tax benefit from exercise of stock options and disqualified dispositions of stock, net			5,332			5,332
Dividends ($0.105 per share)				(12,305)		(12,305)

Balance December 31, 2006	117,624	5,881	449,173	490,764	7,082	952,900
Net income				163,401		163,401	$163,401
Other comprehensive income (loss):
Translation adjustments					10,001	10,001	10,001
Minimum pension liability, net of tax of ($205)					526	526	526
Change in fair value on hedging transactions, net of tax of $368					(911)	(911)	(911)
Reclassification of hedging results included in direct costs, net of tax of $71					(184)	(184)	(184)
Unrealized loss on investment, net of tax of $669					(1,135)	(1,135)	(1,135)
Reclassification to net income of unrealized gain on investment, net of tax of $88					(161)	(161)	(161)

Comprehensive income							$171,537

Adjustment to initially apply SFAS No. 48				(5,550)		(5,550)
Stock compensation expense			21,418			21,418
Issuance of common shares under various stock compensation plans	1,471	74	27,624			27,698
Income tax benefit from exercise of stock options and disqualified dispositions of stock, net			4,683			4,683
Dividends ($0.19 per share)				(22,590)		(22,590)

Balance December 31, 2007	119,095	$5,955	$502,898	$626,025	$15,218	$1,150,096

The accompanying notes are an integral part of these consolidated financial statements.

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2005, 2006 AND 2007

(in thousands)

	2005	2006	2007
Cash flows from operating activities:
Net income	$119,897	$156,652	$163,401
Adjustments to reconcile net income to net cash provided by operating activities:
Impairment of investments	5,928	—	690
Depreciation and amortization	40,250	47,738	55,592
Stock compensation expense	18,907	20,565	21,418
Provision for doubtful accounts	126	3,286	2,181
Gain on exchange of assets	(5,144)	—	—
Gain on sale of investment	—	(782)	(54)
(Benefit) provision for deferred income taxes	(6,340)	6,986	487
Loss on impairment and disposal of assets, net	192	1,047	86
Change in operating assets and liabilities, net of acquisitions:
Accounts receivable and unbilled services, net	(44,911)	(99,096)	(69,739)
Prepaid expenses and investigator advances	(9,726)	(883)	(11,450)
Accrued income taxes	24,827	971	10,276
Other assets	(3,407)	3,717	399
Accounts payable, other accrued expenses and deferred rent	27,886	21,278	29,129
Payables to investigators	1,593	(2,073)	14,946
Unearned income	12,030	28,020	9,381

Net cash provided by operating activities	182,108	187,426	226,743

Cash flows from investing activities:
Purchases of property and equipment	(109,896)	(148,046)	(94,951)
Proceeds from sale of property and equipment	4,002	871	1,599
Purchases of available-for-sale investments	(195,940)	(680,286)	(549,967)
Maturities and sales of available-for-sale investments	163,140	562,137	473,270
Purchase of note receivable	—	(7,415)	—
Repayment of note receivable	—	7,415	—
Purchases of investments	(15,522)	(1,844)	(2,837)
Proceeds from sale of investment	25,000	1,482	979

Net cash used in investing activities	(129,216)	(265,686)	(171,907)

Cash flows from financing activities:
Principal repayments on long-term debt	(364)	(6,005)	—
Proceeds from revolving credit facility	17,097	—	24,986
Repayment of revolving credit facility	—	(17,097)	(24,986)
Proceeds from construction loan	—	74,833	—
Repayment of construction loan	—	—	(74,833)
Repayment of capital lease obligations	(1,755)	(1,319)	(325)
Proceeds from exercise of stock options and employee stock purchase plan	29,546	28,294	27,905
Income tax benefit from exercise of stock options and disqualifying dispositions of stock	8,791	5,442	4,887
Cash dividends paid	(60,684)	(12,297)	(22,578)

Net cash (used in) provided by financing activities	(7,369)	71,851	(64,944)

Effect of exchange rate changes on cash and cash equivalents	(7,871)	4,204	1,740

Net increase (decrease) in cash and cash equivalents	37,652	(2,205)	(8,368)
Cash and cash equivalents, beginning of the year	144,348	182,000	179,795

Cash and cash equivalents, end of the year	$182,000	$179,795	$171,427

The accompanying notes are an integral part of these consolidated financial statements

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2005, 2006 AND 2007

(numbers in tables in thousands, except years, percentages and per share data)

1.	Summary of Operations and Significant Accounting Policies:

Nature of Business

Pharmaceutical Product Development, Inc. and its subsidiaries (collectively the “Company”) provide a broad range of research and development and consulting services through its Development and Discovery Sciences segments. In the Development segment, the Company provides a broad range of development services, which include preclinical programs and Phase I to IV clinical development services as well as bioanalytical product testing and clinical laboratory services. In addition, for marketed drugs, biologics and devices, the Company offers support such as product launch services, medical information, patient compliance programs, patient and disease registry programs, product safety and pharmacovigilance, Phase IV monitored studies and prescription-to-over-the-counter programs. The Discovery Sciences services include preclinical evaluations of anticancer therapies, biomarker discovery and patient sample analyses and compound development and commercialization collaborations. The Company provides services to clients and partners in the pharmaceutical, biotechnology and medical device industries and to academic and government organizations. The Company markets its Development services primarily in the United States and Europe. The Company’s Discovery Sciences revenues have all been generated in the United States.

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

Recent Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board, or FASB, issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109”, or FIN 48, which establishes a single model to address accounting for uncertainty in tax positions. FIN 48 prescribes a recognition threshold that a tax position is required to meet before being recognized in the financial statements and provides guidance on de-recognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition issues. FIN 48 is effective for fiscal years beginning after December 15, 2006, so the Company adopted FIN 48 as of January 1, 2007. The cumulative impact of applying the provisions of FIN 48 was an adjustment to the opening balance of retained earnings. See Note 11 for further details.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements”, or SFAS No. 157, which defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. In addition, the statement establishes a framework for measuring fair value and expands disclosure about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those years. The Company does not expect the adoption of SFAS No. 157 to have a material impact on its financial condition or results of operations.

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2005, 2006 AND 2007

(numbers in tables in thousands, except years, percentages and per share data)

1.	Summary of Operations and Significant Accounting Policies (continued):

Recent Accounting Pronouncements (continued)

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R)”, or SFAS No. 158. This standard requires employers to recognize the underfunded or overfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in the funded status in the year in which the changes occur through accumulated other comprehensive income. Additionally, SFAS No. 158 requires employers to measure the funded status of a plan as of the date of its year-end statement of financial position. The recognition of an asset and liability related to the funded status of a plan and the new disclosure provisions of SFAS No. 158 are effective for fiscal years ending after December 15, 2006. The Company currently uses a measurement date of November 30 and will be required to change the measurement date to December 31 for the year ended December 31, 2008. The Company adopted the provisions of SFAS No. 158 as of December 31, 2006.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115”, or SFAS No. 159. This standard permits, but does not require, all entities to choose to measure eligible items at fair value at specified election dates. For items for which the fair value option has been elected, an entity would report unrealized gains and losses in earnings at each subsequent reporting date. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. The Company is not electing to adopt the provisions permitting the measurement of eligible financial assets and liabilities at January 1, 2008 using the fair value option.

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

In December 2007, the FASB reached a consensus on EITF Issue No. 07-01, “Accounting for Collaborative Arrangements”. EITF 07-01 defines collaborative arrangements and establishes reporting requirements for transactions between participants in a collaborative arrangement and between participants in the arrangement and third parties. EITF 07-01 also establishes the appropriate income statement presentation and classification for joint operating activities and payments between participants, as well as the required disclosures related to these arrangements. EITF 07-01 is effective for fiscal years beginning after December 15, 2008. The Company does not expect EITF 07-01 will have a material impact on its financial condition or results of operations.

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2005, 2006 AND 2007

(numbers in tables in thousands, except years, percentages and per share data)

1.	Summary of Operations and Significant Accounting Policies (continued):

Recent Accounting Pronouncements (continued)

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations”, or SFAS 141(R). FAS 141(R) expands the definition of a business and a business combination, requires that: the purchase price of an acquisition, including the issuance of equity securities to be determined on the acquisition date, be recorded at fair value at the acquisition date; all assets, liabilities, contingent consideration, contingencies and in-process research and development costs of an acquired business be recorded at fair value at the acquisition date; acquisition costs generally be expensed as incurred; restructuring costs generally be expensed in periods subsequent to the acquisition date; and changes be made in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period to impact income tax expense. SFAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company is currently evaluating the impact SFAS 141(R) will have on its financial condition or results of operations.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51”, or SFAS 160”. SFAS 160 amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. An ownership interest in subsidiaries held by parties other than the parent should be presented in the consolidated statement of financial position within equity, but separate from the parent’s equity. SFAS 160 requires that changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary should be accounted for similarly to equity transactions. When a subsidiary is deconsolidated, any retained noncontrolling equity investment should be initially measured at fair value, with any gain or loss recognized in earnings. SFAS 160 requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. It also requires disclosure, on the face of the consolidated income statement, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interests. SFAS 160 is effective for fiscal years, including interim periods within those fiscal years, beginning on or after December 15, 2008. The Company is currently evaluating the impact SFAS 160 will have on its financial condition or results of operations.

Revenue Recognition

The Company records revenue from contracts, other than time-and-material contracts, on a proportional performance basis in its Development and Discovery Sciences segments. To measure performance on a given date, the Company compares direct costs through that date to estimated total direct costs to complete the contract. Direct costs relate primarily to the amount of labor and labor related overhead costs for the delivery of services. The Company believes this is the best indicator of the performance of the contractual obligations. Changes in the estimated total direct costs to complete a contract without a corresponding proportional change to the contract value result in a cumulative adjustment to the amount of revenue recognized in the period the change in estimate is determined. For time-and-material contracts in both its Development and Discovery Sciences segments, the Company recognizes revenue as hours are worked, multiplied by the applicable hourly rate. For the Company’s Phase I, laboratory and biomarker businesses, the Company recognizes revenue from unitized contracts as subjects or samples are tested, multiplied by the applicable unit price. The Company offers volume discounts to its large customers based on annual volume thresholds. The Company records an estimate of the annual volume rebate as a reduction of revenue throughout the period based on the estimated total rebate to be earned for the period.

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2005, 2006 AND 2007

(numbers in tables in thousands, except years, percentages and per share data)

1.	Summary of Operations and Significant Accounting Policies (continued):

Revenue Recognition (continued)

In connection with the management of clinical trials, the Company pays, on behalf of its clients, fees to investigators and test subjects as well as other out-of-pocket costs for items such as travel, printing, meetings and couriers. The Company’s clients reimburse the Company for these costs. As required by EITF 01-14, amounts paid by the Company as a principal for out-of-pocket costs are included in direct costs as reimbursable out-of-pocket expenses and the reimbursements the Company receives as a principal are reported as reimbursed out-of-pocket revenue. In the statements of operations, the Company combines amounts paid by the Company as an agent for out-of-pocket costs with the corresponding reimbursements, or revenue, the Company receives as an agent. During the years ended December 31, 2005, 2006 and 2007, fees paid to investigators and other fees the Company paid as an agent and the associated reimbursements were approximately $279.8 million, $292.6 million and $335.7 million, respectively.

Most of the Company’s contracts can be terminated by the client either immediately or after a specified period following notice. These contracts typically require the client to pay the Company the fees earned to date, the fees and expenses to wind down the study, and, in some cases, a termination fee or some portion of the fees or profit that the Company could have earned under the contract if it had not been terminated early. Therefore, revenue recognized prior to cancellation generally does not require a significant adjustment upon cancellation. If the Company determines that a loss will result from the performance of a contract, the entire amount of the estimated loss is charged against income in the period in which such determination is made.

The Discovery Sciences segment also generates revenue from time to time in the form of milestone payments in connection with licensing of compounds. The Company only recognizes milestone payments as revenue if the specified milestone is achieved and accepted by the client, and continued performance of future research and development services related to that milestone is not required.

Cash and Cash Equivalents

Cash and cash equivalents consist of unrestricted cash accounts that are not subject to withdrawal restrictions or penalties, and all highly liquid investments rated A or better by Standard & Poor’s or Moody’s that have a maturity of three months or less at the date of purchase.

Supplemental cash flow information consisted of the following:

	Year Ended December 31,
	2005	2006	2007
Cash paid for interest, including amounts capitalized	$1,129	$1,957	$2,396

Cash paid for income taxes, net of refunds	$33,727	$60,391	$65,902

Accrued property and equipment purchases	$1,920	$10,277	$7,436

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

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2005, 2006 AND 2007

(numbers in tables in thousands, except years, percentages and per share data)

1.	Summary of Operations and Significant Accounting Policies (continued):

Inventory

The Company values inventories, which consist principally of laboratory supplies, at the lower of cost (first-in, first-out method) or market. As of December 31, 2006 and 2007, prepaid expenses and other current assets included inventories totaling $2.7 million and $2.8 million, respectively.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. Depreciation is recorded using the straight-line method, based on estimated useful lives of 40 years for buildings, five years for laboratory equipment, two to five years for software, computers and related equipment and five to ten years for furniture and equipment, except for aircrafts which are depreciated over 30 years. Leasehold improvements are depreciated over the shorter of the respective lives of the leases or the useful lives of the improvements. Property under capital leases is depreciated over the life of the lease or the service life, whichever is shorter.

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

Goodwill

The excess of the purchase price of a business acquired over the fair value of net tangible assets, identifiable intangible assets and acquired in-process research and development costs at the date of the acquisition has been assigned to goodwill. In accordance with SFAS 142, “Goodwill and Other Intangible Assets”, the Company evaluates goodwill for impairment on an annual basis or more frequently if events or changes in circumstances indicate that goodwill might be impaired. In the event goodwill is impaired, the impairment could have a material adverse effect on the Company’s financial condition and results of operations.

Realizability of Carrying Value of Long-Lived Assets

The Company reviews the recoverability of long-lived and finite-lived intangible assets when circumstances indicate that the carrying amount of assets may not be recoverable. This evaluation is based on various analyses, including undiscounted cash flow projections. In the event undiscounted cash flow projections indicate impairment, the Company would record an impairment based on the fair value of the assets at the date of the impairment. In 2005, 2006 and 2007, the Company recorded no material impairments of long-lived assets.

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2005, 2006 AND 2007

(numbers in tables in thousands, except years, percentages and per share data)

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

The Company also has investments in privately held entities in the form of equity and convertible debt instruments that are not publicly traded and for which fair values are not readily determinable. The Company records all of its investments in private entities at cost. The Company determines realized and unrealized gains and losses on a specific identification basis. The Company assesses the net realizable value of these entities on a quarterly basis to determine if there has been a decline in the fair value of these entities, and if so, if the decline is other-than-temporary. This quarterly review includes an evaluation of the entity, including, among other things, the market condition of its overall industry, historical and projected financial performance, expected cash needs and recent funding events, as well as the Company’s expected holding period and the length of time and the extent to which the fair value of the investment has been less than cost.

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

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2005, 2006 AND 2007

(numbers in tables in thousands, except years, percentages and per share data)

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

The Company’s clients are primarily pharmaceutical and biotechnology companies and academic and government organizations. No single client accounted for more than 10% of the Company’s net revenue in 2005, 2006 or 2007. Concentrations of credit risk with respect to accounts receivable are limited to a degree due to the large number of clients comprising the Company’s client base. No single client accounted for more than 10% of the Company’s accounts receivable balance as of December 31, 2006. One customer accounted for 13.3% of accounts receivable at December 31, 2007. The majority of this customer accounts receivable balance at December 31, 2007 was less than 60 days old, so the Company does not deem this receivable a risk to the financial condition or results of operations at this time. The Company performs ongoing credit evaluations of clients’ financial condition and, generally, does not require collateral. The Company maintains allowances for potential credit losses and these losses, in the aggregate, have historically not exceeded estimates.

The Company’s cash equivalents consist principally of bonds and money market funds. Bank deposits exceed the FDIC insurance limit. Based on the nature of the financial instruments and/or historical realization of these financial instruments, the Company believes they bear minimal credit risk. At December 31, 2007, short-term investments were generally triple-A rated municipal and government securities.

Comprehensive Income

The Company has elected to present comprehensive income and its components in the statements of shareholders’ equity. The components of comprehensive income are net income and all other non-owner changes in equity.

The balances in accumulated other comprehensive income were as follows:

	December 31,
	2006	2007
Translation adjustment	$14,487	$24,487
Minimum pension liability, net of tax	(4,489)	(7,235)
Adjustment to initially apply SFAS No. 158, net of tax	(3,273)	—
Fair value of hedging transactions, net of tax	—	(1,095)
Unrealized gain (loss) on investment, net of tax	357	(939)

Total	$7,082	$15,218

Foreign Currency Translations and Transactions

The Company translates assets and liabilities of foreign operations, where the functional currency is the local currency, into U.S. dollars at the rate of exchange at each reporting date. The Company translates income and expenses at the average rates of exchange prevailing during the month in which a transaction occurs. Gains or losses from translating foreign currency financial statements are recorded in other comprehensive income. The changes in cumulative translation adjustment included in other comprehensive income for the years ended December 31, 2005, 2006 and 2007 totaled $(10.1) million, $9.7 million and $10.0 million, respectively. Foreign currency transaction gains and losses are included in other income, net. Foreign currency transaction gains during 2005, 2006 and 2007 were $2.1 million, $2.8 million and $6.2 million, respectively. Foreign currency transaction losses during 2005, 2006 and 2007 were $2.4 million, $4.9 million and $6.4 million, respectively.

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2005, 2006 AND 2007

(numbers in tables in thousands, except years, percentages and per share data)

1.	Summary of Operations and Significant Accounting Policies (continued):

Earnings Per Share

The Company computes basic income per share information based on the weighted average number of common shares outstanding during the year. The Company computes diluted income per share information based on the weighted average number of common shares outstanding during the year plus the effects of any dilutive common stock equivalents. The Company excluded 215,800 shares, 130,100 shares and 244,257 shares from the calculation of earnings per diluted share during 2005, 2006 and 2007, respectively, because they were antidilutive.

Stock-Based Compensation

Effective January 1, 2006, the Company adopted SFAS No. 123 (revised) “Share-Based Payment”. Accordingly, the Company measures stock-based compensation cost at grant date, based on the fair value of the award, and recognizes it as expense over the employee’s requisite service period. In accordance with the modified retrospective application method, the Company has adjusted its financial statements for all periods prior to January 1, 2006 to give effect to the fair-value based method of accounting for all awards granted in fiscal years beginning after December 15, 1994.

Advertising Costs

The Company charges advertising costs to operations as incurred. Advertising costs were approximately $0.8 million, $0.9 million and $1.8 million for the years ended December 31, 2005, 2006 and 2007, respectively.

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

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2005, 2006 AND 2007

(numbers in tables in thousands, except years, percentages and per share data)

2.	Acquisitions:

In February 2005, the Company completed its acquisition of substantially all of the assets of SurroMed, Inc.’s biomarker business. This biomarker business is now part of the Discovery Sciences segment of the Company. In exchange for the assets, the Company surrendered to SurroMed all shares of SurroMed preferred stock it held. As additional consideration for the acquisition, the Company assumed approximately $3.4 million of SurroMed liabilities under capital leases and additional operating liabilities, and agreed to guarantee repayment of up to $1.5 million under a SurroMed bank loan. In accordance with the requirements of FASB Statement No. 5, “Accounting for Contingencies”, as clarified by FASB Interpretation No. 45, the Company recorded a liability for the estimated fair value of the net obligation it assumed under this guarantee. The Company’s guarantee expired on December 31, 2006. The capital leases were paid off in the fourth quarter of 2007. In connection with the acquisition, the Company recognized a pre-tax gain on exchange of assets of $5.1 million, primarily related to the $4.9 million gain on the termination of a preexisting facility lease arrangement with SurroMed in accordance with EITF 04-01, “Accounting for Preexisting Relationships between the Parties to a Business Combination”. The Company determined the fair value of the leasing arrangement based on the discounted cash flows of the difference between the future required rental payments under the lease agreement and the market rate for similar facilities as of the closing.

The Company accounted for this acquisition using the purchase method of accounting, utilizing appropriate fair value techniques to allocate the purchase price based on the estimated fair values of the assets and liabilities. Accordingly, the Company included the estimated fair value of assets acquired and liabilities assumed in its consolidated balance sheet as of the effective date of the acquisition.

The Company allocated the total purchase price for the SurroMed acquisition in 2005 to the estimated fair value of assets acquired and liabilities assumed as set forth in the following table:

Condensed balance sheet:
Current assets	$186
Property and equipment, net	8,780
Deferred rent and other	(742)
Current liabilities	(3,512)
Long-term liabilities	(2,267)

Value of unidentifiable intangible assets:
Goodwill	33,001

Total	$35,446

Goodwill related to SurroMed is deductible for tax purposes.

The Company included the results of operations from the biomarker assets acquired in the Company’s consolidated statements of operations as of and since February 1, 2005, the effective date of the acquisition. Pro forma results of operations for the full year ended December 31, 2005 have not been presented because the financial results related to the biomarker assets for the one-month period ended January 31, 2005 are not material to the consolidated statements of operations.

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2005, 2006 AND 2007

(numbers in tables in thousands, except years, percentages and per share data)

3.	Accounts Receivable and Unbilled Services:

Accounts receivable and unbilled services consisted of the following amounts on the dates set forth below:

	December 31,
	2006	2007
Trade:
Billed	$273,941	$302,429
Unbilled	141,423	186,112
Provision for doubtful accounts	(6,447)	(7,064)

	$408,917	$481,477

The Company derived 22.6% and 27.0% of its accounts receivable and unbilled services from operations outside the United States as of December 31, 2006 and 2007, respectively. Of these amounts, the Company derived 65.3% and 61.9% from operations in the United Kingdom as of December 31, 2006 and 2007, respectively.

Change in provision for doubtful accounts consisted of the following:

	Year Ended December 31,
	2005	2006	2007
Balance at beginning of year	$4,102	$3,926	$6,447
Additions charged to costs and expenses	126	3,286	2,181
Invoice write-offs	(302)	(765)	(1,564)

Balance at end of year	$3,926	$6,447	$7,064

4.	Property and Equipment:

Property and equipment, stated at cost, consisted of the following amounts on the dates set forth below:

	December 31,
	2006	2007
Land	$6,987	$6,761
Buildings and leasehold improvements	87,106	214,842
Construction in progress	114,810	18,758
Furniture and equipment	170,230	194,187
Computer equipment and software	143,313	171,790

	522,446	606,338
Less accumulated depreciation and amortization	(198,907)	(250,149)

	$323,539	$356,189

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2005, 2006 AND 2007

(numbers in tables in thousands, except years, percentages and per share data)

4.	Property and Equipment (continued):

Capitalized costs for the new corporate headquarters facility in Wilmington, North Carolina, included in construction in progress as of December 31, 2006 and 2007 were $104.5 million and $0.3 million, respectively. During the year ended December 31, 2007, the Company capitalized the new corporate headquarters building, related parking facility, and furniture and equipment for the new building. During 2006 and 2007, the Company capitalized interest of approximately $2.5 million and $1.4 million, respectively, relating to the construction of the facility.

As of December 31, 2006, the Company owned a building in Kersewell, Scotland, with a net book value of $1.3 million. The Company classified this building as available for sale and included it in prepaid expenses and other current assets on its consolidated balance sheet as of December 31, 2006. This building housed employees performing work in the Development segment of the Company. In January 2007, the Company sold this building for approximately $1.4 million, resulting in a gain of $0.1 million included in selling, general and administrative expenses on the Company’s consolidated statement of operations.

The Company owns a building and land in Leicester, England, with a net book value of $2.4 million as of December 31, 2007. This building housed employees performing work in the Phase I business unit of the Development segment of the Company prior to the closure of that business unit. The Company classified this building as available for sale and included it in prepaid expenses and other current assets on its consolidated balance sheet as of December 31, 2007. The net book value at December 31, 2007 was based on offers from external parties. During the fourth quarter of 2007, the Company recorded a loss of $0.2 million which is included in selling, general and administrative expenses on the Company’s consolidated statement of operations. The Company is seeking to dispose of the property and expects to close on this transaction in the first quarter of 2008.

Property and equipment under capital leases, stated at cost, consisted of the following amounts on the dates set forth below:

	December 31,
	2006	2007
Leasehold improvements	$824	$—
Computer equipment and software	656	—
Furniture and equipment	1,976	—

	3,456	—
Less accumulated depreciation and amortization	(2,139)	—

	$1,317	$—

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2005, 2006 AND 2007

(numbers in tables in thousands, except years, percentages and per share data)

5.	Goodwill and Intangible Assets:

Changes in the carrying amount of goodwill for the twelve months ended December 31, 2006 and 2007, by operating segment, were as follows:

	Development	Discovery Sciences	Total

Balance as of January 1, 2006	$155,267	$53,616	$208,883
Translation adjustments	3,499	—	3,499

Balance as of December 31, 2006	158,766	53,616	212,382
Translation adjustments	3,238	—	3,238

Balance as of December 31, 2007	$162,004	$53,616	$215,620

Information regarding the Company’s other intangible assets follows:

	December 31, 2006			December 31, 2007
	Carrying Amount	Accumulated Amortization	Net	Carrying Amount	Accumulated Amortization	Net

Backlog and customer relationships	$543	$447	$96	$308	$275	$33
License and royalty agreements	4,500	2,582	1,918	2,500	831	1,669

Total	$5,043	$3,029	$2,014	$2,808	$1,106	$1,702

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

Amortization expense for the twelve months ended December 31, 2005, 2006 and 2007 was $1.1 million, $0.6 million and $0.3 million, respectively. As of December 31, 2007, estimated amortization expense for each of the next five years is as follows:

2008	$283
2009	250
2010	250
2011	250
2012	250

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2005, 2006 AND 2007

(numbers in tables in thousands, except years, percentages and per share data)

6.	Short-term Investments and Investments:

Short-term investments, which are composed of available-for-sale securities, and investments consisted of the following amounts on the dates set forth below:

	December 31,
	2006	2007
Short-term investments:
Auction Rate Securities	$133,700	$209,475
Other municipal debt securities	114,524	111,230
Other debt securities	4,165	5,908
Preferred stock	3,487	4,344

Total short-term investments	$255,876	$330,957

Investments:

Cost basis investments:
Bay City Capital Funds	$3,200	$5,449
A.M. Pappas Life Science Ventures III, L.P.	1,188	1,529
Other equity investments	750	750

Total cost basis investments	5,138	7,728

Marketable equity securities:
BioDelivery Sciences International, Inc.	2,394	1,653
Accentia Biopharmaceuticals, Inc.	14,946	14,006

Total marketable equity securities	17,340	15,659

Total investments	$22,478	$23,387

Short-term Investments

As of December 31, 2006 and 2007, the Company had short-term investments in Auction Rate Securities, or ARS, various other debt securities and preferred stock. As of December 31, 2006 and 2007, the Company had unrealized gains of $0.2 million and $0.4 million, respectively, and unrealized losses of $0.3 million and $2.1 million, respectively, associated with its investments in other municipal debt securities. There were no gross realized gains or losses on these securities in 2005, 2006 and 2007.

The Company held approximately $209.5 million in tax-exempt auction rate securities at December 31, 2007. The Company does not believe that these investments have been impaired as a result of the recent sub-prime mortgage market crisis. The Company’s investments in auction rate securities consist principally of interests in government guaranteed student loans and insured and uninsured municipal debt obligations. None of the auction rate securities in its portfolio were asset or mortgage-backed, and as of December 31, 2007 there had been no failed auctions for securities the Company held. During February 2008, a significant number of auction rate securities auctions began to fail, including auctions for approximately $123.3 million of securities held by the Company as of February 22, 2008. As a result of these failed auctions or future failed auctions, the Company may not be able to liquidate these securities until a future auction is successful, the issuer redeems the outstanding securities or the securities mature. If the Company determines that an issuer of the securities is unable to successfully close future auctions or redeem or refinance the obligations, the Company might have to reclassify the investments from a current asset to a non-current asset. If an issuer’s financial stability or credit rating deteriorates or adverse developments occur in the bond insurance market, the Company might be required to adjust the carrying value of its action rate securities through a future impairment charge. The Company has evaluated the market conditions and credit worthiness of the issuers of its action rate securities and has determined that there have been no decreases in market value.

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2005, 2006 AND 2007

(numbers in tables in thousands, except years, percentages and per share data)

6.	Short-term Investments and Investments (continued):

Short-term Investments (continued)

The estimated fair value of short-term investment securities at December 31, 2007, by contractual maturity, was as follows:

Due in 1 year or less	$ 80,242
Due in 1-5 years	49,654
Due in 5-10 years	13,609
Due after 10 years	187,452

$330,957

Investments

The Company had long-term investments in marketable securities as of December 31, 2006 and 2007. As of December 31, 2006 and 2007, gross unrealized gains were $0.7 million and $0.3 million, respectively. There were no gross unrealized losses as of December 31, 2006 or 2007.

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

During 2007, the Company recorded charges to earnings of $0.7 million for an other-than-temporary decline in the fair market value of its investments in Accentia Biopharmaceuticals, Inc. The write-down was based on a decrease in the publicly quoted market price that Company management believes was other-than-temporary due to the length of time the stock had been trading below the Company’s cost basis and its projected near-term performance.

In September 2005, the Company became a limited partner in Bay City Capital Fund IV, L.P., a venture capital fund established in July 2004 for the purpose of investing in life sciences companies. The Company has committed to invest up to a maximum of $10.0 million in this fund. Aggregate capital calls through December 31, 2007 were $5.1 million. Because no capital call can exceed 20% of the Company’s aggregate capital commitment and the Company’s capital commitment will expire in June 2009, the Company anticipates its remaining capital commitment of $4.9 million will be made through a series of future capital calls over the next several years. The Company owned approximately 2.9% of the Bay City Fund IV as of December 31, 2007.

In May 2007, the Company became a limited partner in Bay City Capital Fund V, L.P., a venture capital fund established for the purpose of investing in life sciences companies. The Company has committed to invest up to a maximum of $10.0 million in this fund. Aggregate capital calls through December 31, 2007 were $0.4 million. Because no capital call can exceed 20% of the Company’s aggregate capital commitment and the Company’s capital commitment will expire in October 2012, the Company anticipates its remaining capital commitment of $9.6 million will be made through a series of future capital calls over the next several years. The Company owned approximately 2.0% of the Bay City Fund V as of December 31, 2007.

In November 2003, the Company became a limited partner in A. M. Pappas Life Science Ventures III, L.P., a venture capital fund established for the purpose of making investments in equity securities of privately held companies in the life sciences, healthcare and technology industries. The Company has committed to invest up to a maximum of $4.8 million in this fund. Aggregate capital calls through December 31, 2007 were $1.9 million. Because no capital call can exceed 10% of the Company’s aggregate capital commitment and the Company’s capital commitment will expire in May 2009, the Company anticipates that its remaining capital commitment of $2.9

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2005, 2006 AND 2007

(numbers in tables in thousands, except years, percentages and per share data)

6.	Short-term Investments and Investments (continued):

Investments (continued)

million will be made through a series of future capital calls over the next two years. In January 2007, the Pappas Fund made a cash distribution to its owners of which the Company’s portion was approximately $0.4 million. The Company owned approximately 4.7% of the Pappas Fund as of December 31, 2007.

In October 2007, the Company executed a Subscription Agreement to become a limited partner in A. M. Pappas Life Science Ventures IV, L.P., a venture capital fund established for the purpose of making investments in equity securities of privately held companies in the life sciences, healthcare and technology industries. The Company has committed to invest up to a maximum of $6.0 million in this fund. There have not been any capital calls. Because a single capital call cannot exceed 10% of the company’s aggregate capital commitment, the Company anticipates its capital commitment will be made through a series of future capital calls over the term of its commitment. The Company’s capital commitment will expire on the fifth anniversary of the fund’s first investment. In June 2002, the Company purchased approximately 0.7 million units of BioDelivery Sciences International, Inc. Each unit consisted of one share of common stock and one warrant for common stock. In June 2007, the Company sold all of its outstanding warrants at various prices for total proceeds of $0.1 million, resulting in a loss of $0.2 million. In addition, the Company sold 125,924 shares of common stock in BioDelivery Sciences International for total proceeds of $0.5 million, resulting in a gain of $0.2 million. The Company owned approximately 3.6% of BioDelivery Sciences International’s outstanding common stock as of December 31, 2007.

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

In 2004 and 2005, the Company purchased 15.0 million shares of Accentia Biopharmaceuticals, Inc. Series E convertible preferred stock. Accentia’s Series E convertible preferred stock paid a dividend based on a percentage of net sales of certain Accentia products. The Company received dividends in excess of Accentia’s earnings in 2005 and thus recorded these as a reduction of cost of the investment in Accentia. On October 28, 2005, Accentia completed its initial public offering of 2.4 million shares of common stock for $8.00 per share. Upon completion of the initial public offering, the Company’s 15.0 million shares of Series E convertible preferred stock were converted to 4.3 million shares of common stock. The Company owned approximately 10.1% of the outstanding capital stock of Accentia as of December 31, 2007. Accentia is a specialty biopharmaceutical company focused on the development and commercialization of late-stage clinical products in the areas of respiratory disease and oncology.

7.	Other Accrued Expenses:

Other accrued expenses consisted of the following amounts on the dates set forth below:

	December 31,
	2006	2007
Accrued salaries, wages, benefits and related costs	$87,441	$91,219
Other	61,586	76,016

	$149,027	$167,235

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2005, 2006 AND 2007

(numbers in tables in thousands, except years, percentages and per share data)

8.	Long-Term Debt, Debt Instruments and Lease Obligations:

Long-Term Debt

Long-term debt consisted of the following amounts on the dates set forth below:

	December 31,
	2006	2007
Construction loan facility	$74,833	$—
Capital leases	326	—

	75,159	—
Less: current maturities	(75,159)	—

	$—	$—

Revolving Credit Facility

Effective July 1, 2007, the Company renewed its $50.0 million revolving line of credit facility with Bank of America, N.A. Indebtedness under the facility is unsecured and subject to covenants relating to financial ratios and restrictions on certain types of transactions. This revolving credit facility does not expressly restrict or limit the payment of dividends. The Company was in compliance with all loan covenants as of December 31, 2007. Outstanding borrowings under the facility bear interest at an annual fluctuating rate equal to the one-month London Interbank Offered Rate, or LIBOR, plus a margin of 0.6%. Borrowings under this credit facility are available to provide working capital and for general corporate purposes. This credit facility is currently scheduled to expire in June 2008, at which time any outstanding balance will be due. As of December 31, 2007, no borrowings were outstanding under this credit facility, although the aggregate amount available for borrowing had been reduced by $1.8 million due to outstanding letters of credit issued under this facility.

Construction Loan Facility

In February 2006, the Company entered into an $80.0 million construction loan facility with Bank of America, N.A. Borrowings under this credit facility were used to finance the construction of the Company’s new corporate headquarters building and related parking facility in Wilmington, North Carolina, and bore interest at an annual fluctuating rate equal to the one-month LIBOR plus a margin of 0.6%. Interest on amounts borrowed under this construction loan facility was payable quarterly. The credit facility was scheduled to mature in February 2008, but in May 2007 the Company repaid all outstanding borrowings under this facility, which totaled $74.8 million.

Lease Obligations

The Company is obligated under noncancellable operating leases expiring at various dates through 2021 relating to its buildings and certain equipment. Rental expense for all operating leases, net of sublease income of $1.1 million, $1.5 million and $1.8 million, was $37.5 million, $44.3 million and $48.1 million for the years ended December 31, 2005, 2006 and 2007, respectively.

Certain facility leases provide for concessions by the landlords, including payments for leasehold improvements and free rent periods. The Company reflects these concessions as deferred rent and other in the accompanying consolidated financial statements. The Company is recording rent expense on a straight-line basis for these leases.

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2005, 2006 AND 2007

(numbers in tables in thousands, except years, percentages and per share data)

8.	Long-Term Debt, Debt Instruments and Lease Obligations (continued):

Lease Obligations (continued)

As of December 31, 2007, future minimum payments for lease obligations for years subsequent were as follows:

2008	$47,813
2009	41,716
2010	35,429
2011	28,875
2012	24,792
2013 and thereafter	65,516

244,141
Less: sublease income	(14,255)

$229,886

9.	Accounting for Derivative Instruments and Hedging Activities:

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

The Company recognizes changes in the ineffective portion of a derivative instrument in earnings in the current period. The Company measures effectiveness for forward cash flow hedge contracts by comparing the fair value of the forward contract to the change in the forward value of the anticipated transaction. The fair market value of the hedged exposure is presumed to be the market value of the hedge instrument when critical terms match. The Company’s hedging portfolio ineffectiveness during 2005, 2006 and 2007 was $0, $0 and $0.3 million, respectively. The Company records the ineffectiveness as a component of direct costs.

The Company has significant international revenues and expenses, and related receivables and payables, denominated in non-functional currencies in the Company’s foreign subsidiaries. As a result, from time to time the Company purchases currency option and forward contracts as cash flow hedges to help manage certain foreign currency exposures that can be identified and quantified. Pursuant to its foreign exchange risk hedging policy, the Company may hedge anticipated and recorded transactions, and the related receivables and payables denominated in non-functional currencies, using forward foreign exchange rate contracts and foreign currency options. The Company’s policy is to only use foreign currency derivatives to minimize the variability in the Company’s operating results arising from foreign currency exchange rate movements. The Company does not enter into derivative financial instruments for speculative or trading purposes. Hedging contracts are measured at fair value using dealer quotes and mature within 18 months from their inception. The Company’s existing hedging contracts will expire over the course of 2008. The Company expects to reclassify the current loss positions of $1.3 million within the next 12 months from OCI into the income statement.

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2005, 2006 AND 2007

(numbers in tables in thousands, except years, percentages and per share data)

9.	Accounting for Derivative Instruments and Hedging Activities (continued):

The Company’s hedging contracts are intended to protect against the impact of changes in the value of the U.S. dollar against other currencies and their impact on operating results. Accordingly, for forecasted transactions, subsidiaries incurring expenses in foreign currencies seek to hedge U.S. dollar revenue contracts. The Company reclassifies OCI associated with hedges of foreign currency revenue into direct costs upon recognition of the forecasted transaction in the statement of operations. At December 31, 2007, the face value of these foreign exchange contracts were $60.0 million.

At December 31, 2006 and 2007, the Company’s foreign currency derivative portfolio resulted in the Company recognizing a liability of $0 and $1.9 million, respectively, as a component of other accrued expenses.

10.	Stock Plans:

The Company accounts for its share-based compensation plans using the provisions of SFAS No. 123 (revised), “Share-Based Payment”. Accordingly, the Company measures stock-based compensation cost at grant date, based on the fair value of the award, and recognizes it as expense over the employee’s requisite service period.

Equity Compensation Plan

The Company has an equity compensation plan (the “Plan”) under which the Company may grant stock options, restricted stock and other types of stock-based awards to its employees and directors. Total shares authorized for grant under this plan are 21.3 million. The exercise price of each option granted is equal to the market price of the Company’s common stock on the date of grant and the maximum exercise term of each option granted does not exceed ten years. Options are granted upon approval of the Compensation Committee of the Board of Directors and vest over various periods, as determined by the Compensation Committee at the date of the grant. The majority of the Company’s options vest ratably over a period of three or four years. The options expire on the earlier of ten years from the date of grant or within specified time limits following termination of employment, retirement or death. Shares are issued from the Company’s authorized but unissued stock. The Company does not pay dividends on unexercised options. As of December 31, 2007, there were 5.4 million shares of common stock remaining available for grant under the Plan.

For the years ended December 31, 2005, 2006 and 2007, stock-based compensation cost totaled $14.7 million, $17.3 million and $18.9 million, respectively. The associated future income tax benefit recognized was $5.2 million, $6.5 million and $6.9 million for the years ended December 31, 2005, 2006 and 2007, respectively.

For the years ended December 31, 2005, 2006 and 2007, the amount of cash received from the exercise of stock options was $23.0 million, $21.1 million and $20.2 million, respectively. In connection with these exercises, the actual excess tax benefit realized for the tax deductions by the Company for the years ended December 31, 2005, 2006 and 2007 were $8.6 million, $5.3 million and $4.8 million, respectively.

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2005, 2006 AND 2007

(numbers in tables in thousands, except years, percentages and per share data)

10.	Stock Plans (continued):

Equity Compensation Plan (continued)

A summary of the option activity under the Plan at December 31, 2005, 2006 and 2007, and changes during the years, is presented below:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at January 1, 2005	8,692	$15.70
Granted	456	25.41
Exercised	(2,246)	10.24
Forfeited	(418)	19.24

Outstanding at December 31, 2005	6,484	$18.05

Exercisable at December 31, 2005	2,738	$14.82

Outstanding at January 1, 2006	6,484	$18.05
Granted	1,780	34.31
Exercised	(1,328)	15.90
Forfeited	(430)	25.27
Expired	(20)	18.08

Outstanding at December 31, 2006	6,486	$22.46

Exercisable at December 31, 2006	2,858	$16.79

Outstanding at January 1, 2007	6,486	$22.46
Granted	1,672	34.54
Exercised	(1,202)	17.23
Forfeited	(896)	27.95
Expired	(36)	27.28

Outstanding at December 31, 2007	6,024	$26.01	7.4 years	$86,543

Exercisable at December 31, 2007	3,054	$20.78	6.4 years	$59,851

Vested or expected to vest at December 31, 2007	5,921	$25.52	7.3 years	$87,950

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2005, 2006 AND 2007

(numbers in tables in thousands, except years, percentages and per share data)

10.	Stock Plans (continued):

Equity Compensation Plan (continued)

The following table summarizes information about the Plan’s stock options at December 31, 2007:

	Options Outstanding			Options Exercisable
	Number	Weighted Average	Weighted	Number	Weighted
Range of	Outstanding	Remaining	Average	Exercisable	Average
Exercise Prices	at 12/31/07	Contractual Life	Exercise Price	at 12/31/07	Exercise Price
$ 1.95 - $ 21.00	1,187	4.8 years	$13.69	1,182	$13.66
$21.01 - $ 22.00	1,787	6.8 years	$21.20	1,172	$21.20
$22.01 - $ 33.00	554	8.1 years	$28.82	268	$27.51
$33.01 - $ 34.00	1,003	9.1 years	$33.63	49	$33.82
$34.01 - $ 42.29	1,493	8.6 years	$35.42	383	$35.11

	6,024	7.4 years	$26.01	3,054	$20.78

All options granted during the years ended December 31, 2005, 2006 and 2007 were granted with an exercise price equal to the fair value of the Company’s common stock on the grant date. The fair value of the Company’s common stock on the grant date is equal to the Nasdaq closing price of the Company’s stock on the date of grant, except for shares granted under the U.K. Subplan where the fair value of the Company’s common stock on the grant date is equal to the average of the high and low price of the Company’s common stock on the date of grant as reported by Nasdaq. The weighted-average grant date fair value per share of options granted during the years ended December 31, 2005, 2006 and 2007 was $12.11, $15.36 and $10.93, respectively. The aggregate fair value of options granted during the years ended December 31, 2005, 2006 and 2007 was $5.4 million, $27.3 million and $18.3 million, respectively. The total intrinsic value (which is the amount by which the market value of the Company’s common stock exceeded the exercise price of the options on the date of exercise) of options exercised during the years ended December 31, 2005, 2006 and 2007 was $35.1 million, $24.4 million and $23.0 million, respectively.

A summary of the status of unvested options as of December 31, 2007, and changes during the year then ended, is presented below:

Unvested options	Shares	Weighted- Average Grant Date Fair Value
Unvested at January 1, 2007	3,628	$12.64
Granted	1,672	10.93
Vested	(1,485)	12.01
Forfeited	(845)	11.95

Unvested at December 31, 2007	2,970	$12.19

As of December 31, 2007, the total unrecognized compensation cost related to unvested stock options was approximately $31.2 million. The Company expects to recognize this cost over a weighted-average period of 1.4 years in accordance with the vesting periods of the options. The total fair value of shares vested during the years ended December 31, 2005, 2006 and 2007 was $16.4 million, $14.5 million and $21.4 million, respectively.

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2005, 2006 AND 2007

(numbers in tables in thousands, except years, percentages and per share data)

10.	Stock Plans (continued):

Equity Compensation Plan (continued)

The Company estimates fair value of each option award on the grant date using the Black-Scholes option-pricing model. The following table indicates the assumptions used in estimating fair value for the years ended December 31, 2005, 2006 and 2007.

	2005	2006	2007
Expected term (years)	5.00	4.50	4.00
Dividend yield (%)	0.32	0.28-0.34	0.31-0.37
Risk-free interest rate (%)	4.35	4.36-5.11	4.13-4.91
Expected volatility (%)	50.31	39.69-51.39	30.67-33.00

The expected term represents an estimate of the period of time options are expected to remain outstanding and is based on historical exercise and termination data. The dividend yield is based on the most recent dividend payment over the market price of the stock at the beginning of the period. The risk-free interest rate is based on the rate at the date of grant for a zero-coupon U. S. Treasury bond with a term that approximates the expected term of the option. Expected volatilities are based on the historical volatility of the Company’s stock price over the expected term of the options.

Restricted Stock

The Company also awards shares of restricted stock to members of senior management and the Company’s non-employee directors under the plan. The shares awarded to members of senior management are generally subject to a three-year linear vesting schedule with one-third of the grant vesting on each of the first, second and third anniversaries of the grant date. The Company determines compensation cost based on the market value of shares on the date of grant, and records compensation expense on these shares on a straight-line basis over the vesting period. The restricted stock shares granted to the Company’s non-employee directors vest over a three-year period, with ninety percent of the shares vesting on the first anniversary of the grant and five percent vesting on each of the second and third anniversary dates. The Company records compensation expense on these shares according to this vesting schedule.

During the years ended December 31, 2005, 2006 and 2007, the Company awarded 162,280, 16,512 and 35,928 shares of restricted stock, respectively, with a fair value of $4.1 million, $0.5 million and $1.2 million, respectively. The weighted average grant date fair value of each share was $25.16, $31.47 and $34.47 for the years ended December 31, 2005, 2006 and 2007, respectively. Total compensation expense recorded during the years ended December 31, 2005, 2006 and 2007 for restricted stock shares granted was $1.0 million, $1.6 million and $1.1 million, respectively. The associated future income tax benefit recognized was $0.4 million, $0.6 million and $0.4 million for the years ended December 31, 2005, 2006 and 2007, respectively. As of December 31, 2007, the total unrecognized compensation cost related to 55,510 shares of unvested restricted stock was approximately $0.8 million. The Company expects to recognize this cost over a weighted-average period of 2.2 years in accordance with the vesting periods of the restricted stock. The total fair value of restricted stock shares vested during the year ended December 31, 2007 was $1.8 million.

In May 2006 and 2007, shares of restricted stock held by two members of the senior management team vested. Both employees elected to surrender to the Company a portion of their vested shares to pay the income taxes due as a result of the vesting in 2006 and one employee made this election in 2007. As a result, 10,855 and 5,943 shares, respectively, were forfeited to satisfy tax obligations in these years. In connection with this vesting, the tax benefit realized by the Company for the year ended December 31, 2006 and 2007 was $0.4 million and $1.8 million, respectively. In addition, the Company’s previous President and Chief Financial Officer resigned in 2006 and 2007, respectively, resulting in the Company canceling 30,000 and 14,000 shares, respectively, of unvested restricted stock that had previously been granted to them.

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2005, 2006 AND 2007

(numbers in tables in thousands, except years, percentages and per share data)

10.	Stock Plans (continued):

Employee Stock Purchase Plan

The Board of Directors and shareholders have reserved 4.5 million shares of the Company’s common stock for issuance under the Employee Stock Purchase Plan (the “ESPP”). The ESPP has two six-month offering periods (each an “Offering Period”) each year, beginning January 1 and July 1, respectively. Eligible employees can elect to make payroll deductions from 1% to 15% of their base pay during each payroll period of an Offering Period. In addition, in accordance with the ESPP and beginning with the first six-month Offering Period in 2006, the Board of Directors set a limit on the total payroll deductions for each year of $8.0 million. In September 2007, the Board of Directors approved new limitations on the dollar amount of shares purchased under the ESPP for the calendar years 2008, 2009 and 2010 as $13.0 million, $15.0 million and $17.5 million, respectively. None of the contributions made by eligible employees to purchase the Company’s common stock under the ESPP are tax-deductible to the employees. During 2005, the purchase price was 85%, and beginning January 1, 2006 it became 90%, of the lesser of (a) the reported closing price of the Company’s common stock for the first day of the Offering Period or (b) the reported closing price of the common stock for the last day of the Offering Period. As of December 31, 2007, there were 2.0 million shares of common stock available for purchase by ESPP participants, after giving effect to shares purchased for the second Offering Period of 2007 that were issued in January 2008.

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

The fair value of each ESPP share is estimated using the Black-Scholes option-pricing model. The following table indicates the assumptions used in estimating fair value for the years ended December 31, 2005, 2006 and 2007.

	2005	2006	2007
Expected term (years)	0.50	0.50	0.50
Dividend yield (%)	0.32	0.28-0.32	0.31-0.37
Risk-free interest rate (%)	4.35	4.37-5.24	4.74-4.90
Expected volatility (%)	50.31	30.56-40.38	21.20-28.44

The compensation costs for the ESPP, as determined based on the fair value of the discount and option feature of the underlying ESPP grant, consistent with the method of SFAS No. 123, were $3.3 million, $1.7 million and $1.4 million for years ended December 31, 2005, 2006 and 2007, respectively. The income tax benefit recognized was $1.2 million, $0.2 million and $0.1 million for the years ended December 31, 2005, 2006 and 2007, respectively. The weighted average grant date fair value per share during the years ended December 31, 2005, 2006 and 2007 was $8.37, $6.12 and $5.89, respectively. As of December 31, 2007, there was no unrecognized compensation cost related to ESPP shares.

For the years ended December 31, 2005, 2006 and 2007, the value of stock issued for ESPP purchases was $6.6 million, $7.2 million and $7.7 million, respectively. In connection with disqualifying dispositions, the tax benefits realized by the Company for the years ended December 31, 2005, 2006 and 2007 were $0.2 million, $0.1 million and $0.1 million, respectively.

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2005, 2006 AND 2007

(numbers in tables in thousands, except years, percentages and per share data)

10.	Stock Plans (continued):

Employee Stock Purchase Plan (continued)

During the years ended December 31, 2005, 2006 and 2007, employees contributed $7.3 million, $7.8 million and $7.6 million, respectively, to the ESPP for the purchase of 391,000, 274,000 and 241,000 shares, respectively. The aggregate fair value of shares purchased during the years ended December 31, 2005, 2006 and 2007 was $8.6 million, $9.1 million and $8.5 million, respectively. Contributions for the second Offering Period of 2007 were not converted to issued shares until January 2008.

11.	Income Taxes:

The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109”, or FIN 48, on January 1, 2007. As of December 31, 2006, the Company had recorded a contingent tax liability of $9.1 million. As a result of the implementation of FIN 48, the Company reclassified $8.2 million of this liability to non-current liabilities and recognized an increase in this non-current liability of $22.7 million. This increase was accounted for as a $5.5 million decrease in retained earnings, a $15.9 million increase in deferred tax assets, and a $1.3 million increase in long-term assets as of January 1, 2007. The Company includes the non-current assets in other long-term assets on the Company’s consolidated balance sheet.

The Company had gross unrecognized tax benefits of approximately $28.0 million as of January 1, 2007. Of this total, $11.6 million, net of the federal benefit on state taxes, is the amount that, if recognized, would result in a reduction of the Company’s effective tax rate. As of December 31, 2007, the total gross unrecognized tax benefits were $23.8 million and of this total, $9.3 million is the amount that, if recognized, would reduce the Company’s effective tax rate. The Company does not anticipate a significant change in total unrecognized tax benefits or the Company’s effective tax rate due to the settlement of audits or the expiration of statutes of limitations within the next 12 months.

The Company’s policy for recording interest and penalties associated with tax audits is to record them as a component of provision for income taxes. In conjunction with the adoption of FIN 48, the Company recognized approximately $3.0 million for the payment of interest and approximately $1.0 million for the payment of penalties at January 1, 2007. During 2007, the amount of interest and penalties recorded as an expense to the income statement was $2.0 million and $0.4 million, respectively. As of December 31, 2007, $4.1 million of interest and $1.3 million of penalties are accrued. To the extent interest and penalties are not assessed with respect to uncertain tax positions, amounts accrued will be reduced and reflected as a reduction of the overall income tax provision.

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2005, 2006 AND 2007

(numbers in tables in thousands, except years, percentages and per share data)

11.	Income Taxes (continued):

The Company has analyzed its filing positions in all significant federal, state and foreign jurisdictions where it is required to file income tax returns, as well as open tax years in these jurisdictions. The only periods subject to examination by the major tax jurisdictions where the Company does business are the 2004 through 2007 tax years. Various foreign and state income tax returns are under examination by taxing authorities. The Company does not believe that the outcome of any examination will have a material impact on its financial condition or results of operations.

Rollforward of gross unrecognized tax positions:

Gross tax liability at December 31, 2006	$27,980

Additions for tax positions of the current year	11,742
Reductions for tax positions of the prior years:
Foreign exchange movements	229
Changes in judgment	(1,516)
Settlements during the current year	(560)
Statute closures	(14,083)

Gross tax liability at December 31, 2007	$23,792

The components of income before provision for income taxes were as follows:

	Year Ended December 31,
	2005	2006	2007
Domestic	$136,444	$181,959	$187,784
Foreign	43,359	53,546	60,169

Income from continuing operations	$179,803	$235,505	$247,953

The components of the provision for income taxes were as follows:

	Year Ended December 31,
	2005	2006	2007
State income taxes:
Current	$8,357	$2,094	$10,694
Deferred	(867)	941	(1,450)
Federal income taxes:
Current	40,387	50,249	63,762
Deferred	(72)	8,598	(4,004)
Foreign income taxes:
Current	11,165	15,304	13,107
Deferred	936	1,667	2,443

Provision for income taxes	$59,906	$78,853	$84,552

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2005, 2006 AND 2007

(numbers in tables in thousands, except years, percentages and per share data)

11.	Income Taxes (continued):

Taxes computed at the statutory U.S. federal income tax rate of 35% are reconciled to the provision for income taxes as follows:

	Year Ended December 31,
	2005	2006	2007
Effective tax rate	33.3%	33.5%	34.1%

Statutory rate of 35%	$62,931	$82,427	$86,784
State taxes, net of federal benefit	4,177	5,294	6,072
Nontaxable income net of nondeductible expenses	(3,033)	(4,667)	(6,468)
Change in valuation allowance	(1,677)	(941)	375
Impact of international operations	(932)	(679)	(1,518)
Other	(1,560)	(2,581)	(693)

Provision for income taxes	$59,906	$78,853	$84,552

Components of the current deferred tax assets were as follows:

	December 31,
	2006	2007
Future benefit of net operating losses	$435	$534
Reserve for doubtful accounts	3,169	3,826
Accrued expenses	10,328	18,330
Unearned income	1,753	4,492
Tax credits	364	408
Valuation allowance	(2,930)	(3,908)

Total current deferred tax asset	$13,119	$23,682

The current deferred tax liabilities of $0.1 million at both December 31, 2006 and 2007, respectively, relates to various expenses deducted for tax purposes, not book purposes.

Components of the long-term deferred tax assets were as follows:

	December 31,
	2006	2007
Other depreciation and amortization	$(22,616)	$(25,229)
Patent depreciation	11,606	7,266
Deferred rent	7,091	7,171
Stock options	10,767	13,543
Deferred compensation	1,780	1,111
Investment basis differences	(1,121)	(477)
Valuation allowance	(2,650)	(2,040)
Future benefit of net operating losses	5,116	4,493
Other	1,395	5,879

Total long-term deferred tax asset	$11,368	$11,717

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2005, 2006 AND 2007

(numbers in tables in thousands, except years, percentages and per share data)

11.	Income Taxes (continued):

Components of the long-term deferred tax liabilities were as follows:

	December 31,
	2006	2007
Other depreciation and amortization	$8,810	$8,622
Stock options	(570)	(849)
Pension and other	(3,993)	(3,959)

Total long-term deferred tax liability	$4,247	$3,814

The Company has recorded a deferred tax asset for foreign and state net operating losses and credits that are subject to either five-year, 15-year, 20-year or indefinite carryforward periods. Management has recorded a valuation allowance of $3.4 million against the net operating loss assets and $1.9 million against the tax credit assets for amounts that it does not believe are more likely than not to be utilized.

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

In 2007, the total valuation allowance increased by $0.3 million primarily due to an increase in allowance for tax credit assets offset by the release of valuation for some state losses. In 2006, the total valuation allowance decreased by $1.0 million primarily due to the closing of a state audit.

The Company records current and deferred income tax expense related to its foreign operations to the extent those earnings are taxable. Historically, the Company has made no provision for the additional taxes that would result from the distribution of earnings of foreign subsidiaries because the Company expected to invest them permanently. Although the Company repatriated certain foreign earnings in 2005 under the American Jobs Creation Act of 2004, the Company considers that the remainder of its foreign earnings will remain permanently invested overseas. The cumulative amount of undistributed earnings for which no U.S. tax liability has been recorded was $73.3 million and $119.5 million for December 31, 2006 and 2007, respectively.

12.	Employee Savings and Pension Plans:

Savings Plan

The Company provides a 401(k) Retirement Savings Plan to its U.S. employees. The Company matches 50% of an employee’s savings up to 6% of pay and these contributions vest ratably over a four-year period. Company matching contributions, net of forfeitures, for all employees for the years ended December 31, 2005, 2006 and 2007 were $5.4 million, $6.6 million and $7.7 million, respectively.

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2005, 2006 AND 2007

(numbers in tables in thousands, except years, percentages and per share data)

12.	Employee Savings and Pension Plans (continued):

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

Cash amounts deferred each quarter will accrue interest based upon the three-month LIBOR plus 1.5%. Shares of restricted stock that are deferred are held as restricted stock units, payable as shares of common stock if and when the units become distributable. The restricted stock units remain subject to the same vesting conditions as applicable to the shares of restricted stock. In addition, restricted stock units provide for cash dividend equivalents that are payable as cash at the time the units become vested or when the units become distributable, depending on the participant’s election.

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

These payment elections can be made separately with respect to cash and restricted stock deferrals. There is a limited ability to subsequently change the payment elections, provided the election is made at least 12 months before the scheduled payment date and defers commencement of the payment by at least five years. Other special payment rules apply in case of death or disability and with respect to certain “key employees” (whose payments must be delayed by at least six months following termination of employment). Additionally, the Board of Directors may elect to pay out participants in the event of a “Change of Control”. As of December 31, 2006 and 2007, 127,900 and 128,763 shares of restricted stock granted to members of management and the Board of Directors were deferred under this plan and had not been issued.

At December 31, 2006 and 2007, the Company recorded a deferred compensation liability under this plan of $1.9 million in the consolidated balance sheets as a component of other accrued expenses.

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

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2005, 2006 AND 2007

(numbers in tables in thousands, except years, percentages and per share data)

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

Following closure of the above plan to new participants, the Company set up a new defined contribution plan for qualifying U.K. employees employed by the Company’s U.K. subsidiaries. The employees can contribute between 3% and 6% of their annual compensation and the Company matches those contributions with 5% to 8% of the employees’ annual compensation. Company contributions for the years ended December 31, 2006 and 2007 were $0.6 million and $1.9 million, respectively.

Pension costs and other amounts recognized in other comprehensive income for the U.K. Plan included the following components:

	Year Ended December 31,
	2005	2006	2007
Net periodic pension cost:
Service cost benefits earned during the year	$1,106	$1,895	$1,586
Interest cost on projected benefit obligation	1,910	2,367	2,609
Expected return on plan assets	(1,593)	(2,170)	(2,712)
Amortization of actuarial gains and losses	561	779	550

Net periodic pension cost	1,984	2,871	2,033

Other changes in plan assets and benefit obligations recognized in other comprehensive income:
Net gain (loss)	2,252	(4,057)	(731)

Total recognized in net periodic pension cost and other comprehensive income	$4,236	$(1,186)	$1,302

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2005, 2006 AND 2007

(numbers in tables in thousands, except years, percentages and per share data)

12.	Employee Savings and Pension Plans (continued):

Pension Plans (continued)

The estimated net loss that will be amortized from accumulated other comprehensive income into net periodic pension cost over the next fiscal year is $0.5 million.

Weighted average assumptions used to determine net periodic pension cost for years ending December 31 were as follows:

	2005	2006	2007
Discount rate	6.0%	5.0%	5.0%
Rate of compensation increase	4.5%	4.5%	4.5%
Long-term rate of return on plan assets	6.7%	6.3%	6.4%

To develop the expected long-term rate of return on assets assumption, the Company considered future expectations for yields on investments weighted in accordance with the asset allocation of the pension plan’s invested funds.

The change in benefit obligation, change in plan assets, funded status and amounts recognized for the defined benefit plan were as follows:

	Year Ended December 31,
	2006	2007
Change in benefit obligation:
Projected benefit obligation at beginning of year	$41,807	$51,792
Service cost	1,895	1,586
Interest cost	2,367	2,609
Plan participants’ contributions	779	618
Net actuarial loss (gain)	(20)	556
Benefits paid	(809)	(773)
Foreign currency translation adjustment	5,773	761

Projected benefit obligation at end of year	$51,792	$57,149

Change in plan assets:
Fair value of plan assets at beginning of year	$29,308	$40,944
Actual return on plan assets	4,468	3,465
Employer contributions	3,151	2,468
Plan participants’ contributions	779	618
Benefits paid	(809)	(773)
Foreign currency translation adjustment	4,047	602

Fair value of plan assets at end of year	$40,944	$47,324

Funded status:
Funded status	$(10,768)	$(9,763)

Net amount recognized	$(10,768)	$(9,763)

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2005, 2006 AND 2007

(numbers in tables in thousands, except years, percentages and per share data)

12.	Employee Savings and Pension Plans (continued):

Pension Plans (continued)

Amounts recognized in statement of financial position were as follows:

	Year Ended December 31,
	2006	2007
Accrued pension liability	$(10,768)	$(9,763)

Net amount recognized	$(10,768)	$(9,763)

All amounts recognized in accumulated other comprehensive income are related to accumulated gains.

The projected benefit obligation, accumulated benefit obligation and fair value of plan assets were as follows:

	Year Ended December 31,
	2006	2007
Projected benefit obligation	$51,792	$57,149
Accumulated benefit obligation	$47,116	$51,729
Fair value of plan assets	$40,944	$47,324

Weighted average assumptions used to determine benefit obligations at end of plan year were as follows:

	2006	2007
Discount rate	5.0%	5.8%
Rate of compensation increase	4.5%	4.9%

Plan Assets

The Company’s pension plan weighted-average allocations by asset category are as follows:

	November 30,
	2006	2007
Asset Category
Equity securities	82.8%	79.2%
Debt securities	16.7%	20.5%
Cash and net current assets	0.5%	0.3%

Total	100.0%	100.0%

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

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2005, 2006 AND 2007

(numbers in tables in thousands, except years, percentages and per share data)

12.	Employee Savings and Pension Plans (continued):

Pension Plans (continued)

The Company expects to contribute $2.7 million to fund its pension plan during 2008. The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

Expected benefit payments for fiscal year ending:

2008	$795
2009	821
2010	848
2011	878
2012	908
Next 5 years	5,021

13.	Commitments and Contingencies:

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

The Company is self-insured for health insurance for the majority of its employees located within the United States, but maintains stop-loss insurance on a “claims made” basis for expenses in excess of $0.28 million per member per year. As of December 31, 2006 and 2007, the Company maintained a reserve of approximately $7.4 million and $4.0 million, respectively, included in other accrued expenses on the consolidated balance sheets, to cover open claims and estimated claims incurred but not reported.

The Company has commitments to invest up to an aggregate additional $23.8 million in four venture capital funds. For further details, see Note 6.

The Company has been involved in compound development and commercialization collaborations since 1997. The Company developed a risk-sharing research and development model to help pharmaceutical and biotechnology clients develop compounds. Through collaborative arrangements based on this model, the Company assists its clients by sharing the risks and potential rewards associated with the development and commercialization of drugs at various stages of development. The Company currently has four such arrangements that involve the potential future receipt of one or more of the following: payments upon the achievement of specified development and regulatory milestones; royalty payments if the compound is approved for sale; sales-based milestone payments; and a share of net sales up to a specified dollar limit. The compounds that are the subject of these collaborations are either still in development or are awaiting regulatory approvals in certain countries. None of the compounds have been approved for sale in any country in the world. As a result of the risks associated with drug development, including poor or unexpected clinical trial results and obtaining regulatory approval to sell in any country, the receipt of any further milestone payments, royalties or other payments with respect to any of the Company’s drug development collaborations is uncertain.

As of December 31, 2007, the Company had two collaborations that involved future expenditures. The first is the Company’s collaboration with ALZA Corporation, subsequently acquired by Johnson and Johnson, for dapoxetine. In connection with this collaboration, the Company has an obligation to pay a royalty to Eli Lilly and Company of 5% on annual net sales of the compound in excess of $800 million. Johnson and Johnson received a “not approvable” letter from the FDA in October 2005, but continued its global development program. In December 2007,

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2005, 2006 AND 2007

(numbers in tables in thousands, except years, percentages and per share data)

13.	Commitments and Contingencies (continued):

Johnson and Johnson submitted a marketing authorization application for dapoxetine to regulatory authorities in seven countries in the European Union. Although this regulatory application has been submitted, the Company does not know if or when Johnson and Johnson will obtain regulatory approval for dapoxetine in these countries. The Company also does not know if or even when Johnson and Johnson will submit an application for or obtain regulatory approval for dapoxetine in the United States of any other country.

The second collaboration involving future expenditures is with Ranbaxy Laboratories Ltd. In February 2007, the Company exercised an option to license from Ranbaxy a statin compound that the Company is developing as a potential treatment for dyslipidemia, a metabolic disorder often characterized by high cholesterol levels. Upon exercise of the option, the Company paid a one-time license fee of $0.25 million. Under the agreement, the Company has an exclusive license to make, use, sell, import and sublicense the compound and any licensed product anywhere in the world for any human use. Ranbaxy retained a non-exclusive right to co-market licensed products in India and generic equivalents in any country in the world in which a third party has sold the generic equivalent of a licensed product. The Company is solely responsible, and will bear all costs and expenses, for the development, manufacture, marketing and commercialization of the compound and licensed products. In addition to the one-time license fee, the Company is obligated to pay Ranbaxy milestone payments upon the occurrence of specified clinical development events. If a licensed product is approved for sale, the Company must also pay Ranbaxy royalties based on sales of the product, as well as commercial milestone payments based on the achievement of specified worldwide sales targets. If all criteria are met, the total amount of potential clinical and sales-based milestones would be $44.0 million. The Company filed the investigational new drug application, or IND, for the statin compound in late March 2007. The Company completed a single ascending dose, first-in-human study for this statin in July 2007, and the compound was safe and well tolerated at all doses in this trial. The Company completed a first-in-patient study, and a drug-drug interaction study to evaluate the interaction between the Company’s statin and gemfibrozil, a fibrate commonly used to lower triglycerides. The Company is currently conducting additional trials to further evaluate the safety and efficacy of this statin. The Company has preliminary results from the first part of a high dose comparator trial. These preliminary results suggest that the Company’s statin was well-tolerated in the first part of this trial based on adverse event and clinical lab oratory data and compared favorably to the comparator statins with respect to lipid lowering. The second part of the study is in progress and final results could vary materially from the preliminary results. The Company anticipates having final results from this high dose comparator study in the first quarter of 2008 and plans to decide upon a course of action related to this statin program after evaluating the full and complete results from these trials.

In September 2007, the Company entered into a contract with a client to construct a laboratory within a leased building, to supply laboratory equipment and to provide specified laboratory services. The client has agreed to reimburse the Company for the costs of the construction of the laboratory and related equipment. The Company expects these costs will be approximately $5.5 million and that construction will be completed in mid-2008.

Under most of the agreements for Development services, the Company typically agrees to indemnify and defend the sponsor against third-party claims based on the Company’s negligence or willful misconduct. Any successful claims could have a material adverse effect on the Company’s financial condition, results of operations and future prospects.

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

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2005, 2006 AND 2007

(numbers in tables in thousands, except years, percentages and per share data)

14.	Related Party Transactions:

The Company leases its Highland Heights, Kentucky, building under an operating lease with a former employee and less than one percent shareholder of the Company. Rent paid to this shareholder for the years ended December 31, 2005, 2006 and 2007 totaled $0.8 million. This lease was renewed on January 1, 2005 and will expire on December 31, 2014. Future rent under this lease is included in the future minimum payments for all lease obligations included in Note 8.

The Company provided services to three companies in which two members of the Company’s Board of Directors hold board positions. Revenue received from these three companies for the years ended December 31, 2005, 2006 and 2007 were $4.4 million, $5.9 million and $5.6 million, respectively. As of December 31, 2006 and 2007, these three companies owed the Company $1.1 million and $0.2 million, respectively, for services rendered by the Company.

15.	Fair Value of Financial Instruments:

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

Accounts Receivable, Accounts Payable and Accrued Liabilities

The carrying amount approximates fair value because of the short maturity of these items.

Investments

The Company’s investments in BioDelivery Sciences International and Accentia Biopharmaceuticals are recorded at $1.7 million and $14.0 million at December 31, 2007, respectively. BioDelivery Sciences International and Accentia Biopharmaceuticals are publicly traded companies. The Company records a gain or loss related to these investments at the end of each quarter based on the closing price of these investments at the end of each period. The Company records unrealized gains or losses in accumulated other comprehensive income until they are realized or an other-than temporary decline has occurred. For further information on investments, see Note 6.

The Company’s remaining investments, for which no public market exists, are accounted for using the cost method of accounting as the Company does not exert significant influence on the operations of these companies. The Company monitors these investments for other-than-temporary declines in value. Of these investments, the Company recorded an impairment to one of its cost basis investments as of December 31, 2005. The Company believes the carrying value approximates fair value as of December 31, 2006 and 2007. For further details, see Note 6.

Derivative Instruments

The Company’s derivative financial instruments are recorded at a fair value. As of December 31, 2006 and 2007, the Company’s derivative portfolio had an unfavorable position of $0 and $1.9 million, respectively, recorded as a component of other accrued expenses.

Letters of Credit

From time to time, the Company causes letters of credit to be issued to provide credit support for guarantees, contractual commitments and insurance policies. The fair values of the letters of credit reflect the amount of the underlying obligation and are subject to fees competitively determined in the marketplace. As of December 31, 2007, the Company had four letters of credit outstanding for a total of $1.8 million.

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2005, 2006 AND 2007

(numbers in tables in thousands, except years, percentages and per share data)

16.	Business Segment Data:

The Company has two reportable segments: Development and Discovery Sciences. In the Development segment, the Company provides a broad range of development services, which include preclinical programs and Phase I to IV clinical development services as well as bioanalytical product testing and clinical laboratory services. In addition, for marketed drugs, biologics and devices, the Company offers support such as product launch services, medical information, patient compliance programs, patient and disease registry programs, product safety and pharmacovigilance, Phase IV monitored studies and prescription-to-over-the-counter programs. The Discovery Sciences segment provides services that include preclinical evaluations of anticancer therapies, biomarker discovery and patient sample analysis services, and compound development and commercialization collaborations.

The accounting policies of the segments are the same as those described in Note 1. The Company evaluates its segment performance and allocates resources based on service revenue, gross profit and income from operations.

Revenues by principal business segment are separately stated in the consolidated financial statements. Income from operations, depreciation and amortization, identifiable assets and capital expenditures by principal business segment were as follows:

	Year Ended December 31,
	2005	2006	2007
Income from operations:
Development	$170,966	$210,581	$246,600
Discovery Sciences	5,730	9,396	(16,619)

Total	$176,696	$219,977	$229,981

Depreciation and amortization:
Development	$35,992	$44,194	$53,620
Discovery Sciences	4,258	3,544	1,972

Total	$40,250	$47,738	$55,592

Identifiable assets:
Development	$1,061,038	$1,394,850	$1,596,616
Discovery Sciences	98,562	86,715	87,759

Total	$1,159,600	$1,481,565	$1,684,375

Capital expenditures:
Development	$109,185	$147,530	$93,899
Discovery Sciences	711	516	1,052

Total	$109,896	$148,046	$94,951

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2005, 2006 AND 2007

(numbers in tables in thousands, except years, percentages and per share data)

17.	Operations by Geographic Area:

Geographic information for net revenue and income from operations by country is determined by the location where the services are provided for the client. Geographic information for identifiable assets by country is determined by the physical location of the assets.

The following table presents information about the Company’s operations by geographic area:

	Year Ended December 31,
	2005	2006	2007
Net revenue:
United States	$734,492	$845,141	$898,394
United Kingdom	97,012	113,880	144,479
Other (a)	205,586	288,661	371,592

Total	$1,037,090	$1,247,682	$1,414,465

Income from operations:
United States	$113,518	$142,960	$145,229
United Kingdom	15,023	15,748	18,553
Other (a)	48,155	61,269	66,199

Total	$176,696	$219,977	$229,981

Identifiable assets:
United States	$966,482	$1,206,406	$1,302,541
United Kingdom	100,767	146,666	211,138
Other (a)	92,351	128,493	170,696

Total	$1,159,600	$1,481,565	$1,684,375

(a)	Principally consists of operations in 38 countries, 17 of which are located in Europe, none of which comprises more than 6% of net revenue, income from operations or identifiable assets.

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2005, 2006 AND 2007

(numbers in tables in thousands, except years, percentages and per share data)

18.	Quarterly Financial Data (unaudited):

2006	First	Second	Third	Fourth	Total
Net revenue	$299,369	$308,953	$313,148	$326,212	$1,247,682
Income from operations	60,928	49,029	51,999	58,021	219,977
Net income	41,846	36,414	36,813	41,579	156,652
Net income per common share:
Basic	$0.36	$0.31	$0.31	$0.35	$1.34
Diluted	$0.35	$0.31	$0.31	$0.35	$1.32

2007
Net revenue	$332,252	$349,970	$357,195	$375,048	$1,414,465
Income from operations	60,037	61,095	52,850	55,999	229,981
Net income	41,987	42,647	38,240	40,527	163,401
Net income per common share:
Basic	$0.36	$0.36	$0.32	$0.34	$1.38
Diluted	$0.35	$0.36	$0.32	$0.34	$1.36

19.	Subsequent Event:

On February 20, 2008, the Company announced its plan to begin a stock repurchase program whereby up to $350 million of its common stock may be purchased from time to time in the open market. The Company decided to initiate a share repurchase program in view of the current price at which stock is trading, the strength of the Company’s balance sheet and its ability to generate cash, as well as to minimize earnings dilution from future equity compensation awards. The manner and timing of repurchases, the amount the Company spends and the number of shares repurchased, if any, will depend on a variety of factors, including the Company’s stock price and blackout periods in which the Company is restricted from repurchasing shares. The Company expects to finance the share repurchases from existing cash on hand and cash generated from future operations.

See also Note 6 in the Notes to Consolidated Financial Statements for subsequent events related to the Company’s investments in auction rate securities.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC.

Date: February 26, 2008	By:	/s/ Fredric N. Eshelman, Pharm.D.
	Name:	Fredric N. Eshelman, Pharm.D.
	Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Fredric N. Eshelman, Pharm.D. Fredric N. Eshelman, Pharm.D.	Chief Executive Officer and Director (Principal Executive Officer)	February 26, 2008

/s/ Daniel G. Darazsdi Daniel G. Darazsdi	Chief Financial Officer (Principal Financial Officer)	February 26, 2008

/s/ Peter Wilkinson Peter Wilkinson	Chief Accounting Officer (Principal Accounting Officer)	February 26, 2008

/s/ Stuart Bondurant, M.D.	Director	February 26, 2008
Stuart Bondurant, M.D.

/s/ Frederick Frank	Director	February 26, 2008
Frederick Frank

/s/ David L. Grange	Director	February 26, 2008
David L. Grange

/s/ Catherine M. Klema	Director	February 26, 2008
Catherine M. Klema

/s/ Terry Magnuson, Ph.D.	Director	February 26, 2008
Terry Magnuson, Ph.D.

/s/ Ernest Mario, Ph.D.	Director	February 26, 2008
Ernest Mario, Ph.D.

/s/ John A. McNeill, Jr.	Director	February 26, 2008
John A. McNeill, Jr.

S-1