Form 10-Q
period 2008-03-31
PHARMACEUTICAL PRODUCT DEVELOPMENT INC
filed 2008-05-09
CIK 1003124

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2008.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 119,646,055 shares of common stock, par value $0.05 per share, as of April 30, 2008.

IND EX

Part I. FINANCIAL INFORMATION

Item 1.	Financial Statements

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except per share data)

	Three Months Ended March 31,
	2007	2008
Net Revenue:
Development	$300,156	$347,798
Discovery Sciences	4,383	19,767
Reimbursed out-of-pockets	27,713	28,681

Total net revenue	332,252	396,246

Direct Costs:
Development	151,915	177,190
Discovery Sciences	2,358	2,708
Reimbursable out-of-pocket expenses	27,713	28,681

Total direct costs	181,986	208,579

Research and development expenses	1,905	4,330
Selling, general and administrative expenses	75,738	98,930
Depreciation and amortization	12,586	14,871
Impairment of intangible asset	—	1,607

Total operating expenses	272,215	328,317

Income from operations	60,037	67,929
Interest income, net	4,636	5,628
Other income (expense), net	(77)	89
Impairment of investments	—	(16,319)

Income before provision for income taxes	64,596	57,327
Provision for income taxes	22,609	17,198

Net income	$41,987	$40,129

Net income per common share:
Basic	$0.36	$0.34

Diluted	$0.35	$0.33

Dividends declared per common share	$0.03	$0.10

Weighted average number of common shares outstanding:
Basic	117,875	119,386
Dilutive effect of stock options and restricted stock	1,454	1,610

Diluted	119,329	120,996

The accompanying notes are an integral part of these consolidated condensed financial statements.

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

(in thousands)

Assets
	December 31, 2007	March 31, 2008
		(unaudited)
Current assets:
Cash and cash equivalents	$171,427	$372,977
Short-term investments	330,957	118,912
Accounts receivable and unbilled services, net	481,477	446,820
Income tax receivable	517	722
Investigator advances	15,318	17,281
Prepaid expenses and other current assets	49,835	52,934
Deferred tax assets	23,682	24,833

Total current assets	1,073,213	1,034,479

Property and equipment, net	356,189	357,241
Goodwill	215,620	218,268
Long-term investments	—	110,000
Equity investments	23,387	15,615
Intangible assets	1,702	18
Deferred tax assets	11,717	13,086
Other assets	2,547	2,649

Total assets	$1,684,375	$1,751,356

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$24,984	$28,803
Payables to investigators	58,952	55,008
Accrued income taxes	16,182	16,686
Other accrued expenses	167,235	160,721
Deferred tax liabilities	101	438
Unearned income	205,779	217,174

Total current liabilities	473,233	478,830
Accrued income taxes	29,223	30,769
Accrued additional pension liability	9,763	10,057
Deferred tax liabilities	3,814	4,513
Deferred rent and other	18,246	17,729

Total liabilities	534,279	541,898
Shareholders’ equity:
Common stock	5,955	5,981
Paid-in capital	502,898	523,864
Retained earnings	626,025	654,184
Accumulated other comprehensive income	15,218	25,429

Total shareholders’ equity	1,150,096	1,209,458

Total liabilities and shareholders’ equity	$1,684,375	$1,751,356

The accompanying notes are an integral part of these consolidated condensed financial statements.

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Three Months Ended March 31,
	2007	2008
Cash flows from operating activities:
Net income	$41,987	$40,129
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,586	14,871
Impairment of investments	—	16,319
Impairment of intangible	—	1,607
Stock compensation expense	5,276	5,952
(Benefit) provision for doubtful accounts	(10)	1,154
Gain on sale of investments	(46)	—
Benefit for deferred income taxes	(106)	(3,941)
Gain on disposal of assets, net	(109)	(8)
Change in operating assets and liabilities	1,413	40,532

Net cash provided by operating activities	60,991	116,615

Cash flows from investing activities:
Purchases of property and equipment	(32,684)	(16,650)
Proceeds from sale of property and equipment	1,466	57
Purchases of investments	(77,174)	(188,426)
Maturities and sales of investments	56,289	285,186
Purchases of equity investments	(571)	(1,901)
Proceeds from sale of equity investments	417	—

Net cash (used in) provided by investing activities	(52,257)	78,266

Cash flows from financing activities:
Proceeds from revolving credit facility	24,986	—
Repayment of revolving credit facility	(24,986)	—
Repayment of construction loan	(19,410)	—
Repayment of capital leases obligations	(190)	—
Proceeds from exercise of stock options and employee stock purchase plan	9,641	13,223
Income tax benefit from exercise of stock options and disqualifying dispositions of stock	1,036	1,957
Cash dividends paid	(3,541)	(11,967)

Net cash (used in) provided by financing activities	(12,464)	3,213

Effect of exchange rate changes on cash and cash equivalents	422	3,456

Net (decrease) increase in cash and cash equivalents	(3,308)	201,550
Cash and cash equivalents, beginning of the period	179,795	171,427

Cash and cash equivalents, end of the period	$176,487	$372,977

The accompanying notes are an integral part of these consolidated condensed financial statements.

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(numbers in tables in thousands)

(unaudited)

1.	Significant Accounting Policies

The significant accounting policies followed by Pharmaceutical Product Development, Inc. and its subsidiaries (collectively the “Company”) for interim financial reporting are consistent with the accounting policies followed for annual financial reporting. The Company prepared these unaudited consolidated condensed financial statements in accordance with Rule 10-01 of Regulation S-X and, in management’s opinion, has included all adjustments of a normal recurring nature necessary for a fair presentation. The accompanying consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. The results of operations for the three-month period ended March 31, 2008 are not necessarily indicative of the results to be expected for the full year or any other period. The amounts in the December 31, 2007 consolidated condensed balance sheet are derived from the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

Principles of consolidation

The accompanying unaudited consolidated condensed financial statements include the accounts and results of operations of the Company. All intercompany balances and transactions have been eliminated in consolidation.

Recent accounting pronouncements

In September 2006, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements”, or SFAS No. 157, which defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. In addition, the statement establishes a framework for measuring fair value and expands disclosure about fair value measurements. SFAS No. 157 is effective for fiscal years and interim periods beginning after November 15, 2007. However, in February 2008, the FASB issued FASB Staff Position (“FSP”) FAS 157-1 and FAS 157-2 which delays the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financials statements on a recurring basis (at least annually) and removes certain leasing transactions from the scope of SFAS No. 157. This FSP partially defers the effective date of SFAS 157 to fiscal years and interim periods beginning after November 15, 2008 for items within the scope of the FSP. The Company does not expect the adoption of FSP 157-1 and FSP 157-2 to have a material impact on the Company’s financial statements. See “Fair Value” below, and Note 11 for a discussion of the Company’s fair value accounting.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R)”, or SFAS No. 158. SFAS No. 158 requires employers to measure the funded status of a plan as of the date of its year-end statement of financial position. The Company currently uses a measurement date of November 30 and will be required to change the measurement date to December 31 for the year ended December 31, 2008. The adoption of this requirement is not expected to have a material impact on the Company’s financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115”, or SFAS No. 159. This standard permits, but does not require, all entities to choose to measure eligible items at fair value at specified election dates. For items for which the fair value option has been elected, an entity would report unrealized gains and losses in earnings at each subsequent reporting date. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. The Company has adopted the standard as of January 1, 2008 but has not elected to account for any of its eligible financial assets and liabilities using the guidance of this standard.

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(numbers in tables in thousands)

(unaudited)

1.	Significant Accounting Policies (continued)

Recent accounting pronouncements (continued)

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

In December 2007, the FASB reached a consensus on EITF Issue No. 07-01, “Accounting for Collaborative Arrangements”. EITF 07-01 defines collaborative arrangements and establishes reporting requirements for transactions between participants in a collaborative arrangement and between participants in the arrangement and third parties. EITF 07-01 also establishes the appropriate income statement presentation and classification for joint operating activities and payments between participants, as well as the required disclosures related to these arrangements. EITF 07-01 is effective for fiscal years beginning after December 15, 2008. The Company does not expect EITF 07-01 will have a material impact on its financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations”, or SFAS 141(R). SFAS 141(R) expands the definition of a business and a business combination, requires that: the purchase price of an acquisition, including the issuance of equity securities to be determined on the acquisition date, be recorded at fair value at the acquisition date; all assets, liabilities, contingent consideration, contingencies and in-process research and development costs of an acquired business be recorded at fair value at the acquisition date; acquisition costs generally be expensed as incurred; restructuring costs generally be expensed in periods subsequent to the acquisition date; and changes be made in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period to impact income tax expense. SFAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company is currently evaluating the impact SFAS 141(R) could have on future business combinations.

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(numbers in tables in thousands)

(unaudited)

1.	Significant Accounting Policies (continued)

Recent accounting pronouncements (continued)

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51”, or SFAS No. 160. SFAS No. 160 amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. An ownership interest in subsidiaries held by parties other than the parent should be presented in the consolidated statement of financial position within equity, but separate from the parent’s equity. SFAS No. 160 requires that changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary should be accounted for similarly to equity transactions. When a subsidiary is deconsolidated, any retained noncontrolling equity investment should be initially measured at fair value, with any gain or loss recognized in earnings. SFAS No. 160 requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. It also requires disclosure, on the face of the consolidated income statement, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interests. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008, including interim periods within those fiscal years. The Company does not expect SFAS No. 160 will have a material impact on its financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures About Derivative Instruments and Hedging Activities”, or SFAS No. 161. SFAS No. 161 requires enhanced disclosures about derivative and hedging activities including (1) how and why an entity uses derivative instruments, (2) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and (3) how derivative instruments and related hedged items affect financial position, financial performance and cash flows. SFAS No. 161 is effective for fiscal years and interim periods beginning on or after November 15, 2008. The Company does not expect SFAS No. 161 will have a material impact on its financial statements.

Earnings per share

The Company computes basic income per share information based on the weighted average number of common shares outstanding during the period. The Company computes diluted income per share information based on the weighted average number of common shares outstanding during the period plus the effects of any dilutive common stock equivalents. The Company excluded 2,561,300 shares and 1,148,200 shares from the calculation of earnings per diluted share during the three months ended March 31, 2007 and 2008, respectively, because they were antidilutive. The Company’s antidilutive shares include stock options, employee stock purchase plan subscriptions and restricted stock.

Stock-based compensation

The Company accounts for its share-based compensation plans using the provisions of SFAS No. 123 (revised), “Share-Based Payment”. Accordingly, the Company measures stock-based compensation cost at grant date, based on the fair value of the award, and recognizes it as expense over the employee’s requisite service period.

During the three months ended March 31, 2008, the Company granted options to purchase approximately 1,263,000 shares with a weighted-average exercise price of $44.59. This amount includes options to purchase approximately 1,177,000 shares granted in the Company’s annual grant during the first quarter of 2008. All options were granted with an exercise price equal to the fair value of the Company’s common stock on the grant date. The fair value of the Company’s common stock on the grant date is equal to the Nasdaq closing price of the Company’s stock on the date of grant, except for shares granted under the U.K. Subplan where the fair value of the Company’s common stock on the grant date is equal to the average of the high and low price of the Company’s common stock on the date of grant as reported by Nasdaq. The weighted-average grant date fair value per share determined using the Black-Scholes option-pricing method and the aggregate fair value of options granted during the three months ended March 31, 2008 was $11.29 and $14.3 million, respectively. As of March 31, 2008, the Company had 6.9 million options outstanding.

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(numbers in tables in thousands)

(unaudited)

1.	Significant Accounting Policies (continued)

Fair value

The Company adopted the provisions of SFAS No. 157 as modified by FSP 157-1 and FSP 157-2, effective January 1, 2008. SFAS No. 157 defines fair value, establishes a consistent framework for measuring fair value and expands the disclosure requirements about fair value measurements.

SFAS No. 157 also establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are inputs that market participants would use in pricing the asset or liability developed based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s assumptions about the assumptions market participants would use in pricing the asset or liability developed based on the best information available in the circumstances. The hierarchy is broken down into three levels based on the inputs as follows:

•	Level 1 – Valuations based on quoted prices in active markets for identical assets or liabilities that the Company has the ability to access.

•	Level 2 – Valuations based on quoted prices in markets that are not active or for which all significant inputs are observable, either directly or indirectly.

•	Level 3 – Valuations based on inputs that are unobservable and significant to the overall fair value measurement.

SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability (i.e., the “exit price”) in an orderly transaction between market participants at the measurement date. Therefore, even when market assumptions are not readily available the Company’s own assumptions are set to reflect those that market participants would use in pricing the asset or liability at the measurement date. Many financial instruments have bid and ask prices that can be observed in the marketplace. Bid prices reflect the highest price that the Company and others are willing to pay for an asset. Ask prices represent the lowest price that the Company and others are willing to accept for an asset. For financial instruments whose inputs are based on bid-ask prices, the Company’s policy is to set fair value at the average of the bid and ask prices.

The availability of observable inputs can vary from product to product and is affected by a wide variety of factors, including, for example, the type of product, whether the product is new and not yet established in the marketplace, and other characteristics particular to the transaction. To the extent that valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment. Accordingly, the degree of judgment exercised by the Company in determining fair value is greatest for instruments categorized in Level 3. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, for disclosure purposes the level in the fair value hierarchy within which the fair value measurement in its entirety falls is based on the lowest level input that is significant to the fair value measurement in its entirety. Transfers between valuation levels are reported at their fair value as of the end of the month in which such charges in the fair value inputs occurs.

Derivatives—The Company’s derivative portfolio consists solely of foreign currency forwards and certain foreign currency structured derivatives. The Company’s derivative positions are valued using generally accepted developed models that use as their basis readily observable market parameters that can be validated to external sources, including industry pricing services. These models reflect the contractual terms of the derivatives, including the period to maturity, and market-based parameters such as interest rates, currency exchange rates, and the credit quality of the

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(numbers in tables in thousands)

(unaudited)

1.	Significant Accounting Policies (continued)

Fair value (continued)

counterparty and do not require significant judgment. These instruments are classified within Level 2 of the valuation hierarchy.

Investments, Equity investments and Cash equivalents—Where quoted prices are available in an active market, securities are classified in Level 1 of the valuation hierarchy. Level 1 securities included highly liquid debt obligations for which there are quoted prices in active markets, money market funds which trade daily based on net asset values or quoted prices in active markets, and exchange-traded equities. If quoted market prices are not available for the specific security, then fair values are estimated by using pricing models or quoted prices of securities with similar characteristics. Examples of such instruments are commercial paper, municipal debt obligations (including auction rate securities, variable rate demand notes, and fixed maturity obligations), which would generally be classified within Level 2 of the valuation hierarchy. In certain cases where there is limited activity or less transparency around inputs to the valuation, securities are classified within Level 3 of the valuation hierarchy.

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

2.	Accounts Receivable and Unbilled Services

Accounts receivable and unbilled services consisted of the following amounts on the dates set forth below:

	December 31, 2007	March 31, 2008
Billed	$302,429	$266,669
Unbilled	186,112	188,386
Provision for doubtful accounts	(7,064)	(8,235)

Total accounts receivable and unbilled services, net	$481,477	$446,820

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(numbers in tables in thousands)

(unaudited)

3.	Property and Equipment

Property and equipment, stated at cost, consisted of the following amounts on the dates set forth below:

	December 31, 2007	March 31, 2008
Land	$6,761	$6,848
Buildings and leasehold improvements	214,842	217,612
Construction in progress and software under development	18,758	24,057
Furniture and equipment	194,187	196,657
Computer equipment and software	171,790	177,044

Total property and equipment	606,338	622,218
Less accumulated depreciation	(250,149)	(264,977)

Total property and equipment, net	$356,189	$357,241

The Company owns a building and land in Leicester, England, which had a net book value of $2.4 million as of March 31, 2008. This building housed employees performing work in the Phase I business unit of the Development segment of the Company prior to the closure of that business unit. The Company classified this building as available-for-sale and included it in prepaid expenses and other current assets on its consolidated condensed balance sheet as of March 31, 2008. The net book value at March 31, 2008 was based on offers from external parties. The Company is seeking to dispose of the property and expects to close on this transaction in the second quarter of 2008.

4.	Goodwill and Intangible Assets

Changes in the carrying amount of goodwill for the twelve months ended December 31, 2007 and the three months ended March 31, 2008, by operating segment, were as follows:

	Development	Discovery Sciences	Total
Balance as of January 1, 2007	$158,766	$53,616	$212,382
Translation adjustments	3,238	—	3,238

Balance as of December 31, 2007	162,004	53,616	215,620
Translation adjustments	2,648	—	2,648

Balance as of March 31, 2008	$164,652	$53,616	$218,268

Information regarding the Company’s other intangible assets follows:

	December 31, 2007			March 31, 2008
	Carrying Amount	Accumulated Amortization	Net	Carrying Amount	Accumulated Amortization	Net
Backlog and customer relationships	$308	$275	$33	$308	$290	$18
License and royalty agreements	2,500	831	1,669	—	—	—

Total	$2,808	$1,106	$1,702	$308	$290	$18

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(numbers in tables in thousands)

(unaudited)

4.	Goodwill and Intangible Assets (continued)

The Company amortizes its intangible assets on a straight-line basis, based on estimated useful lives of three to five years for backlog and customer relationships. The weighted average amortization period is 5.0 years for backlog and customer relationships.

In September 2004, the Company entered into a royalty stream purchase agreement with Accentia Biopharmaceuticals, Inc. under which it paid $2.5 million to Accentia in exchange for the right to receive royalties on sales of specified antifungal products, including SinuNase™, Accentia’s primary compound that it is developing for the treatment of chronic sinusitis. The Company carried this agreement as an intangible asset in the discovery segment. During the first quarter of 2008, Accentia announced results of the SinuNase Phase III clinical trial and reported that SinuNase did not meet its goal in treating chronic sinusitis patients, resulting in a significant amount of uncertainty regarding the future clinical development of SinuNase. As a result, the Company determined that the right under its agreement with Accentia to receive royalties on future sales of SinuNase was impaired, and a non-cash charge of $1.6 million was recorded for the remaining unamortized value of its royalty interest in SinuNase.

Amortization expense for each of the three-month periods ended March 31, 2007 and 2008 was $0.1 million. As of March 31, 2008, estimated amortization expense for the remaining nine months of 2008 is $18,000.

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(numbers in tables in thousands)

(unaudited)

5.	Cash and Cash Equivalents, Short-term Investments, Long-term Investments and Equity Investments

Cash and cash equivalents, Short-term investments, Long-term investments and Equity investments were composed of the following as of the dates set forth below:

	Cash and cash equivalents	Short-term investments	Long-term investments	Equity investments
As of December 31, 2007
Cash	$121,326
Money market funds	12,474
Municipal auction rate securities		$209,475
Municipal debt securities	23,665	111,230
Time deposits	10,177
Commercial paper	3,785
Other investments		10,252

Marketable equity securities:
BioDelivery Sciences International, Inc.				$1,653
Accentia Biopharmaceuticals, Inc.				14,006
Cost basis investments:
Bay City Capital Funds				5,449
A.M. Pappas Funds				1,529
Other equity investments				750

Total	$171,427	$330,957	$—	$23,387

As of March 31, 2008
Cash	$153,961
Money market funds	183,452
Municipal auction rate securities		$66,351	$110,000
Municipal debt securities		34,011
Time deposits	35,564	16,300
Other investments		2,250

Marketable equity securities:
BioDelivery Sciences International, Inc.				$1,314
Accentia Biopharmaceuticals, Inc.				4,740
Cost basis investments:
Bay City Capital Funds				6,951
A.M. Pappas Funds				1,860
Other equity investments				750

Total	$372,977	$118,912	$110,000	$15,615

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(numbers in tables in thousands)

(unaudited)

5.	Cash and Cash Equivalents, Short-term Investments, Long-term Investments and Equity Investments (continued)

Short-term and Long-term investments

The Company accounts for its investment in marketable securities in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”. The Company’s short-term and long-term investments are classified as available-for-sale securities because of management’s intent regarding these securities. The Company determines realized and unrealized gains and losses on short-term and long-term investments on a specific identification basis. As of December 31, 2007 and March 31, 2008, the Company had unrealized gains of $0.4 million and $0.2 million and unrealized losses of $2.1 million and $2.7 million, respectively, associated with its investments in municipal debt securities and other investments. There were gross realized gains of $0 and $0.7 million on the Company’s other municipal debt securities and $0 and $4.6 million of realized losses associated with municipal debt securities and other investments in the three months ended March 31, 2007 and 2008, respectively.

One of the investments in the Company’s short-term investment portfolio incurred a loss of $7.0 million. This was an investment in a AAA-rated tax advantaged investment fund that performed well until late 2007 and early first quarter 2008. The Company elected to liquidate a majority of this investment during the first quarter and have a remaining balance of $8.7 million. The fund has announced that it is dissolving and anticipates distributing all remaining cash proceeds to investors by the end of May 2008. The $7.0 million impairment includes an estimate of the loss on the remaining $8.7 million balance.

The Company held approximately $209.5 million and $176.4 million in tax-exempt auction rate securities at December 31, 2007 and March 31, 2008, respectively. The Company portfolio of investments in auction rate securities consists principally of interests in government guaranteed student loans, insured municipal debt obligations and municipal preferred auction rate securities. During the three months ended March 31, 2008, a significant number of auction rate securities auctions failed. As of April 30, 2008, the Company held approximately $137.5 million in auction rate securities. As a result of these failed auctions or future failed auctions, the Company may not be able to liquidate these securities until a future auction is successful, the issuer redeems the outstanding securities or the securities mature. Due to the uncertainties about the liquidity in this market, the Company reclassified $110.0 million of its auction rate securities to long-term assets at March 31, 2008. The Company evaluated the market conditions and credit worthiness of the issuers of its auction rate securities and determined the par value approximated market value as of March 31, 2008. If an issuer’s financial stability or credit rating deteriorates or adverse developments occur in the bond insurance market, the Company might be required to adjust the carrying value of its auction rate securities through a future impairment charge.

Equity investments

The Company has equity investments in publicly traded entities. The Company classifies investments in marketable equity securities as available-for-sale securities and measures them at market value. The Company determines realized and unrealized gains and losses on equity investments in publicly traded entities on a specific identification basis. The Company records net unrealized gains or losses associated with investments in publicly traded entities as a component of shareholders’ equity until they are realized or until an other-than-temporary decline has occurred. The market value of the Company’s equity investments in publicly traded entities is based on the closing price as quoted by the applicable stock exchange or market on the last trading day of the reporting period. The Company classifies its equity investments in publicly traded companies as long-term assets due to the Company’s ability to hold its investments long-term, the strategic nature of the investments and the lack of liquidity in the public markets for these securities. As of December 31, 2007 and March 31, 2008, gross unrealized gains on investments in marketable securities were $0.3 million and $0, respectively. As of December 31, 2007 and March 31, 2008, gross unrealized losses on investments in marketable securities were $0 and $0.1 million, respectively.

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(numbers in tables in thousands)

(unaudited)

5.	Cash and Cash Equivalents, Short-term Investments, Long-term Investments and Equity Investments (continued)

Equity investments (continued)

During the three months ended March 31, 2008, the Company recorded a charge to earnings of $9.3 million for an other-than-temporary decline in the fair market value of its equity investments in Accentia. The write-down was based on a decrease in the publicly quoted market price that Company management believes was other-than-temporary due to the length of time the stock had been trading below the Company’s cost basis and Accentia’s projected near-term performance based on the results of its Phase III clinical trial for SinuNase as discussed in Note 4.

The Company also has equity investments in privately held entities that are not publicly traded and for which fair values are not readily determinable. The Company records all of its investments in privately held entities at cost. The Company determines realized and unrealized gains and losses on a specific identification basis. The Company assesses the net realizable value of these entities on a quarterly basis to determine if there has been a decline in the fair value of these entities, and if so, if the decline is other-than-temporary. This quarterly review includes an evaluation of the entity, including, among other things, the market condition of its overall industry, historical and projected financial performance, expected cash needs and recent funding events, as well as the Company’s expected holding period and the length of time and the extent to which the fair value of the investment has been less than cost.

In November 2003, the Company became a limited partner in A. M. Pappas Life Science Ventures III, L.P., a venture capital fund established for the purpose of making investments in equity securities of privately held companies in the life sciences, healthcare and technology industries. In October 2007, the Company executed a Subscription Agreement to become a limited partner in A. M. Pappas Life Science Ventures IV, L.P. The Company has committed to invest up to a maximum of $4.8 million and $6.0 million, respectively, in these funds. Aggregate capital calls through March 31, 2008 were $2.3 million and $0, respectively. Because no capital call can exceed 10% of the Company’s aggregate capital commitment in each fund and the Company’s capital commitment will expire in May 2009 and the fifth anniversary of the fund’s first investment, respectively, the Company anticipates that its remaining capital commitment of $2.5 million and $6.0 million, respectively, will be made through a series of future capital calls over the term of its commitment. The Company owned approximately 4.7% and less than 3.0% of Pappas Fund III and Pappas Fund IV, respectively, as of March 31, 2008.

In September 2005, the Company became a limited partner in Bay City Capital Fund IV, L.P., a venture capital fund established for the purpose of investing in life sciences companies. In May 2007, the Company became a limited partner in Bay City Capital Fund V, L.P. The Company has committed to invest up to a maximum of $10.0 million in each of these funds. Aggregate capital calls through March 31, 2008 totaled $6.0 million and $0.9 million, respectively. Because no capital call can exceed 20% of the Company’s aggregate capital commitment in each fund and the Company’s capital commitment will expire in June 2009 and October 2012, respectively, the Company anticipates its remaining capital commitment of $4.0 million and $9.1 million, respectively, will be made through a series of future capital calls over the next several years. The Company owned approximately 2.9% and 2.0% of Bay City Fund IV and Bay City Fund V, respectively, as of March 31, 2008.

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(numbers in tables in thousands)

(unaudited)

6.	Comprehensive Income

Comprehensive income consisted of the following amounts on the dates set forth below:

	Three Months Ended March 31,
	2007	2008
Net income, as reported	$41,987	$40,129
Other comprehensive income:
Cumulative translation adjustment	1,175	8,986
Change in fair value of hedging transaction, net of taxes of $0 and $92, respectively	—	234
Reclassification adjustment for hedging results included in direct costs, net of taxes of $0 and $91, respectively	—	261
Net unrealized gain on investments, net of taxes of $92 and $698, respectively	208	730

Total other comprehensive income	1,383	10,211

Comprehensive income	$43,370	$50,340

Accumulated other comprehensive income consisted of the following amounts on the dates set forth below:
	December 31,	March 31,
	2007	2008
Translation adjustment	$24,487	33,472
Pension liability, net of tax benefit of $2,814	(7,235)	(7,235)
Fair value on hedging transaction, net of tax benefit of $439 and $255, respectively	(1,095)	(599)
Net unrealized loss on investments, net of tax benefit of $513 and $182, respectively	(939)	(209)

Total	$15,218	$25,429

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(numbers in tables in thousands)

(unaudited)

7.	Accounting for Derivative Instruments and Hedging Activities

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

The Company recognizes changes in the ineffective portion of a derivative instrument in earnings in the current period. The Company measures effectiveness for forward cash flow hedge contracts by comparing the fair value of the forward contract to the change in the forward value of the anticipated transaction. The fair market value of the hedged exposure is presumed to be the market value of the hedge instrument when critical terms match. The Company’s hedging portfolio ineffectiveness during the first three months of 2007 and 2008 was $0 and $0.2 million, respectively. The Company records the ineffectiveness as a component of direct costs.

The Company has significant international revenues and expenses, and related receivables and payables, denominated in non-functional currencies in the Company’s foreign subsidiaries. As a result, from time to time the Company purchases currency option and forward contracts as cash flow hedges to help manage certain foreign currency exposures that can be identified and quantified. Pursuant to its foreign exchange risk hedging policy, the Company may hedge anticipated and recorded transactions, and the related receivables and payables denominated in non-functional currencies, using forward foreign exchange rate contracts and foreign currency options. The Company’s policy is to only use foreign currency derivatives to minimize the variability in the Company’s operating results arising from foreign currency exchange rate movements. The Company does not enter into derivative financial instruments for speculative or trading purposes. Hedging contracts are measured at fair value using dealer quotes and mature within 18 months from their inception. The Company’s existing hedging contracts will expire over the course of 2008, so it expects during that time it will reclassify the current loss positions of $0.9 million from OCI into the income statement.

The Company’s hedging contracts are intended to protect against the impact of changes in the value of the U.S. dollar against other currencies and their impact on operating results. Accordingly, for forecasted transactions, subsidiaries incurring expenses in foreign currencies seek to hedge U.S. dollar revenue contracts. The Company reclassifies OCI associated with hedges of foreign currency revenue into direct costs upon recognition of the forecasted transaction in the statement of operations. At March 31, 2008, the face value of these foreign exchange hedging contracts was $88.0 million.

At March 31, 2008, the Company’s foreign currency derivative portfolio resulted in the Company recognizing an asset of $0.9 million as a component of prepaid expenses and other current assets and a liability of $2.0 million as a component of other accrued expenses.

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(numbers in tables in thousands)

(unaudited)

8.	Income Taxes

The Company’s provision for income taxes decreased from $22.6 million for the three months ended March 31, 2007 to $17.2 million for the three months ended March 31, 2008. The effective income tax rate for the first three months of 2008 was 30.0% compared to 35.0% for the first three months of 2007. The tax rate was 3.0% lower in the first quarter of 2008 due to a tax benefit realized from the disposal of certain assets during the quarter. The remaining difference in our effective tax rate for the first quarter of 2008 compared to the first quarter of 2007 was due to the change in the geographic distribution of our pretax earnings among locations with varying tax rates during the quarter.

As of March 31, 2008, the total gross unrecognized tax benefits were $24.9 million, of which $10.3 million, if recognized, would reduce our effective tax rate. The Company does not anticipate a significant change in total unrecognized tax benefits or our effective tax rate due to the settlement of audits and the expiration of statute of limitations within the next 12 months.

9.	Pension Plan

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

Pension costs for the U.K. Plan included the following components on the dates set forth below:

	Three Months Ended March 31,
	2007	2008
Service cost	$417	$386
Interest cost	643	813
Expected return on plan assets	(669)	(798)
Amortization of gains and losses	135	117

Net periodic pension cost	$526	$518

For the three months ended March 31, 2008, the Company made contributions totaling $0.2 million and anticipates contributing an additional $2.4 million to fund this plan during the remainder of 2008.

10.	Commitments and Contingencies

The Company currently maintains insurance for risks associated with the operation of its business, provision of professional services and ownership of property. These policies provide coverage for a variety of potential losses, including loss or damage to property, bodily injury, general commercial liability, professional errors and omissions, and medical malpractice. The Company’s retentions and deductibles associated with these insurance policies range from $0.25 million to $2.5 million.

The Company is self-insured for health insurance for the majority of its employees located within the United States, but maintains stop-loss insurance on a “claims made” basis for expenses in excess of $0.28 million per member per year. As of December 31, 2007 and March 31, 2008, the Company maintained a reserve of approximately $4.0 million and $3.4 million, respectively, included in other accrued expenses on the consolidated condensed balance sheets, to cover open claims and estimated claims incurred but not reported.

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(numbers in tables in thousands)

(unaudited)

10.	Commitments and Contingencies (continued)

The Company has commitments to invest up to an aggregate additional $21.6 million in four venture capital funds. For further details, see Note 5.

The Company has been involved in compound development and commercialization collaborations since 1997. The Company developed a risk-sharing research and development model to help pharmaceutical and biotechnology clients develop compounds. Through collaborative arrangements based on this model, the Company assists its clients by sharing the risks and potential rewards associated with the development and commercialization of drugs at various stages of development. The Company currently has four such arrangements that involve the potential future receipt of one or more of the following forms of revenue: payments upon the achievement of specified development and regulatory milestones; royalty payments if the compound is approved for sale; sales-based milestone payments; and a share of net sales up to a specified dollar limit. The compounds that are the subject of these collaborations are either still in development or are awaiting regulatory approvals in certain countries. None of the compounds have been approved for sale in any country in the world. As a result of the risks associated with drug development, including poor or unexpected clinical trial results and obtaining regulatory approval to sell in any country, the Company might not receive any further milestone payments, royalties or other payments with respect to any of the drug development collaborations.

As of March 31, 2008, the Company had two collaborations that involved potential future expenditures. The first is the Company’s collaboration with ALZA Corporation, subsequently acquired by Johnson and Johnson, for dapoxetine. In connection with this collaboration, the Company has an obligation to pay a royalty to Eli Lilly and Company of 5% on annual net sales of the compound in excess of $800 million. Johnson and Johnson received a “not approvable” letter from the FDA in October 2005, but continued its global development program. In December 2007, Johnson and Johnson submitted a marketing authorization application for dapoxetine to regulatory authorities in seven countries in the European Union. Although this regulatory application has been submitted, the Company does not know if or when Johnson and Johnson will obtain regulatory approval for dapoxetine in the United States or any other country.

The second collaboration involving future expenditures is with Ranbaxy Laboratories Ltd. In February 2007, the Company exercised an option to license from Ranbaxy a statin compound that the Company is developing as a potential treatment for dyslipidemia, a metabolic disorder often characterized by high cholesterol levels. Upon exercise of the option, the Company paid a one-time license fee of $0.25 million. Under the agreement, the Company has an exclusive license to make, use, sell, import and sublicense the compound and any licensed product anywhere in the world for any human use. Ranbaxy retained a non-exclusive right to co-market licensed products in India and generic equivalents in any country in the world in which a third party has sold the generic equivalent of a licensed product. The Company is solely responsible, and will bear all costs and expenses, for the development, manufacture, marketing and commercialization of the compound and licensed products. In addition to the one-time license fee, the Company is obligated to pay Ranbaxy milestone payments upon the occurrence of specified clinical development events. If a licensed product is approved for sale, the Company must also pay Ranbaxy royalties based on sales of the product, as well as commercial milestone payments based on the achievement of specified worldwide sales targets. If all criteria are met, the total amount of potential clinical and sales-based milestones would be $44.0 million. The Company recently completed a high dose comparator study in healthy volunteers. The drug was well-tolerated and a preliminary review of results suggests the statin compound compares favorably to currently marketed statins. The Company continues to review the data from this trial, identify potential development and commercialization partners and evaluate the future clinical development of this compound.

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(numbers in tables in thousands)

(unaudited)

10.	Commitments and Contingencies (continued)

In September 2007, the Company entered into a contract with a client to construct a laboratory within a leased building, to supply laboratory equipment and to provide specified laboratory services. The client has agreed to reimburse the Company for the costs of the construction of the laboratory and related equipment over a two year period. The Company expects the construction and equipment costs will be approximately $5.5 million and that construction and laboratory up-fit will be completed in mid-2008.

Under most of the agreements for Development services, the Company typically agrees to indemnify and defend the sponsor against third-party claims based on the Company’s negligence or willful misconduct. Any successful claims could have a material adverse effect on the Company’s financial condition, results of operations and future prospects.

In the normal course of business, the Company is a party to various claims and legal proceedings. For example, beginning in early 2007 the Company was named as a co-defendant in various lawsuits involving claims relating to sanofi-aventis’ FDA-approved antibiotic Ketek, for which the Company provided certain clinical trial services to sanofi-aventis’ predecessor prior to FDA approval. The Company records a reserve for pending and threatened litigation matters when an adverse outcome is probable and the amount of the potential liability is reasonably estimable. Although the ultimate outcome of pending and threatened litigation matters is currently not determinable and litigation costs can be material, management of the Company, after consultation with legal counsel, does not believe that the resolution of these matters will have a material effect upon the Company’s financial condition, results of operations or cash flows.

11.	Fair Value

The Company’s assets and liabilities recorded at fair value have been categorized based upon a fair value hierarchy in accordance with SFAS No. 157. See “Fair Value” under Note 1 for a discussion of the Company’s policies regarding this hierarchy.

The following table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis as of March 31, 2008:

	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents	$183,452	$11,750	$—	$195,202
Short-term investments	—	118,912	—	118,912
Long-term investments	—	—	110,000	110,000
Derivative contracts	—	893	—	893
Investments—marketable equity securities	6,054	—	—	6,054

Total assets	$189,506	$131,555	$110,000	$431,061

Liabilities
Derivative contracts	$—	$1,960	$—	$1,960

Total liabilities	$—	$1,960	$—	$1,960

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(numbers in tables in thousands)

(unaudited)

11.	Fair Value (continued)

The following table provides a reconciliation of the beginning and ending balances for assets and liabilities measured at fair value using significant unobservable inputs (Level 3) for the three months ended March 31, 2008:

Long-term investments
Balance as of January 1, 2008	$—
Transfers into Level 3	110,000

Balance as of March 31, 2008	$110,000

Transfers into Level 3 result from changes in the observability of fair value inputs used in determining fair values for different types of financial assets that were previously categorized at a higher level. As a result of failed auctions of auction rate securities and the lack of liquidity in this market, the Company transferred $110.0 million of its auction rate securities into Level 3. As of March 31, 2008, there were no realized or unrealized gains or losses associated with these securities recorded during the quarter.

12.	Business Segment Data

Revenue by principal business segment is separately stated in the consolidated condensed financial statements. Income (loss) from operations and identifiable assets by principal business segment were as follows:

	Three Months Ended March 31,
	2007	2008
Income (loss) from operations:
Development	$61,556	$58,297
Discovery Sciences	(1,519)	9,632

Total	$60,037	$67,929

	December 31, 2007	March 31, 2008
Identifiable assets:
Development	$1,596,616	$1,674,183
Discovery Sciences	87,759	77,173

Total	$1,684,375	$1,751,356

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis is provided to increase understanding of, and should be read in conjunction with, our consolidated condensed financial statements and accompanying notes. In this discussion, the words “PPD”, “we”, “our” and “us” refer to Pharmaceutical Product Development, Inc., together with its subsidiaries where appropriate.

Forward-looking Statements

This Form 10-Q contains forward-looking statements within the meaning of the federal securities laws. These statements relate to future events or our future financial performance. Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events or performance, expectations, predictions, assumptions and other statements that are not statements of historical facts. In some cases, you can identify forward-looking statements by terminology such as “might”, “will”, “should”, “expect”, “plan”, “anticipate”, “believe”, “estimate”, “predict”, “intend”, “potential” or “continue”, or the negative of these terms, or other comparable terminology. These statements are only predictions. These statements rely on a number of assumptions and estimates that could be inaccurate and that are subject to risks and uncertainties. Actual events or results might differ materially due to a number of factors, including those listed in “Potential Volatility of Quarterly Operating Results and Stock Price” below and in “Item 1A. Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2007. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.

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

With offices in 31 countries, operations in 40 countries and more than 10,400 professionals worldwide, we have provided services to 45 of the top 50 pharmaceutical companies in the world as ranked by 2006 healthcare research and development spending. We also work with leading biotechnology and medical device companies and government organizations that sponsor clinical research. We are one of the world’s largest providers of drug development services to pharmaceutical, biotechnology, medical device companies and government organizations based on 2007 annual net revenue generated from contract research organizations.

Building on our outsourcing relationship with pharmaceutical and biotechnology clients, we established our Discovery Sciences segment in 1997. This segment primarily focuses on preclinical evaluations of anticancer therapies, biomarker discovery and patient sample analysis services, and compound development and commercialization collaborations. We have developed a risk-sharing research and development model to help pharmaceutical and biotechnology clients develop compounds. Through collaborative arrangements based on this model, we assist our clients by sharing the risks and potential rewards of the development and commercialization of drugs at various stages of development.

Our integrated drug discovery and development services offer our clients a way to identify and develop drug candidates more quickly and cost-effectively. In addition, with global infrastructure, we are able to accommodate the multinational drug discovery and development needs of our clients. As a result of having core areas of expertise in discovery and development, we provide integrated services across the drug development spectrum. We use our proprietary informatics technology to support these services. For more detailed information on PPD, see our Annual Report on Form 10-K for the year ended December 31, 2007.

Executive Overview

Our revenues are dependent on a relatively small number of industries and clients. As a result, we closely monitor the market for our services. For a discussion of the trends affecting the market for our services, see “Item 1. Business – Industry Overview – Trends Affecting the Drug Discovery and Development Industry” in our Annual Report on Form 10-K for the year ended December 31, 2007. Although we cannot accurately forecast the demand for CRO services for the remainder of 2008, particularly in light of current general economic uncertainties and FDA regulatory developments, we continue to believe that the overall market for these services is strong. The volume and size of requests for proposals for our Phase II-IV clinical development services continues to grow, reflecting strong demand for outsourcing services generally and indicating that the market for these services remains intact. Our new authorizations for the first quarter of 2008 were ahead of our expectations and established a new quarterly authorization record. For the remainder of 2008, we plan to continue to focus on our business development efforts to improve our sales hit rate and market share.

We believe there are specific opportunities for growth and improvement in certain areas of our core development business. In total, the four Phase II-IV geographic regions showed continued strength in the first three months of 2008. New authorizations were strong and ahead of target, which should result in revenue growth for the remainder of the year. Our Bioanalytical Lab did not have a strong quarter, but proposal activity was strong toward the end of the quarter. Our cGMP laboratory had a very strong quarter, with a net revenue increase of 24.3% over the first quarter of 2007. This laboratory added new clients and continues to see increased demand for inhalation services. Our central laboratory’s net revenue was 35.1% above the first quarter of 2007. The central laboratory continued to diversify its client base and added new testing capabilities, and we ended the quarter with record backlog, up 39% over the first quarter of 2007.

We review various metrics to evaluate our financial performance, including period-to-period changes in backlog, new authorizations, cancellation rates, revenue, margins and earnings. In the first quarter of 2008, we had new authorizations of $689.6 million, an increase of 27.7% over the first quarter of 2007. The cancellation rate for the first quarter was 19.6%, which is lower than both the 21.6% cancellation rate in the first quarter of 2007 and our projected cancellation rate for 2008. Backlog grew to $2.8 billion as of March 31, 2008, up 20.5% over March 31, 2007. The average length of our contracts decreased to 32 months as of March 31, 2008 from 33 months as of March 31, 2007. In the first quarter of 2008, selling, general and administrative costs, or SG&A, as a percentage of net revenue was 25.0% compared to 22.8% in the first quarter of 2007. In the first quarter of 2008, income from operations as a percentage of net revenue was 17.1% compared to 18.1% in the first quarter of 2007. Income from operations margin decreased primarily due to the increase in SG&A. While a significant portion of the SG&A cost is related to growth in mature and emerging markets, we are focused on decreasing SG&A as a percentage of net revenue going forward.

Backlog by client type as of March 31, 2008 was 53.2% pharmaceutical, 35.1% biotech and 11.7% government/other, as compared to 52.0% pharmaceutical, 35.9% biotech and 12.1% government/other as of March 31, 2007. This change in the composition of our backlog is primarily a result of an increase in authorizations from pharmaceutical companies. Net revenue by client type for the quarter ended March 31, 2008 was 58.2% pharmaceutical, 30.7% biotech and 11.1% government/other compared to 60.3% pharmaceutical, 28.1% biotech and 11.6% government/other for the quarter ended March 31, 2007.

For the first quarter of 2008, net revenue contribution by service area was 77.1% for Phase II-IV services, 14.1% for laboratory services, 3.4% for the Phase I clinic and 5.4% for discovery sciences, compared to net revenue contribution for the year ended December 31, 2007 of 81.0% for Phase II-IV services, 14.1% for laboratory services, 3.3% for the Phase I clinic and 1.6% for discovery sciences. The majority of this shift in revenue is related to a $15.0 million discovery sciences milestone payment from Takeda Pharmaceutical Limited in the first quarter of 2008 triggered by the FDA’s acceptance for filing of Takeda’s new drug application for alogliptin. Top therapeutic areas by net revenue for the quarter ended March 31, 2008 were oncology, anti-infective/anti-viral, endocrine/metabolic, circulatory/cardiovascular and central nervous system. For a detailed discussion of our revenue, margins, earnings and other financial results for the quarter ended March 31, 2008, see “Results of Operations – Three Months Ended March 31, 2007 versus Three Months Ended March 31, 2008” below.

Capital expenditures for the three months ended March 31, 2008 totaled $16.7 million. These capital expenditures were primarily for our new building in Scotland and various other leasehold improvements, computer software and hardware, and scientific equipment for our laboratory units. We made these investments to support our growing businesses and to improve the efficiencies of our operations. We expect our capital expenditures for 2008 to be approximately $80 million to $90 million, primarily associated with facility expansion and improvements, as well as investments in information technology and new laboratory equipment.

As of March 31, 2008, we had $601.9 million of cash, cash equivalents and investments. In the first quarter of 2008, we generated $116.6 million in cash from operations. The number of days’ revenue outstanding in accounts receivable and unbilled services, net of unearned income, also known as DSO, was 46.0 days for the three months ended March 31, 2008, down from 50.8 days for the year ended December 31, 2007. DSO decreased in the first quarter of 2008 due to improved cash collections, the mix of contracts performed and their payment terms at March 31, 2008 compared to December 31, 2007. We plan to continue to monitor DSO and the various factors that affect it. However, we expect DSO will continue to fluctuate from quarter to quarter depending on contract terms, the mix of contracts performed and our success in collecting receivables.

With regard to our compound partnering arrangements, we saw progress in late 2007 and the first quarter of 2008. Johnson and Johnson announced in early December that it filed a marketing authorization application to regulatory authorities in seven European countries under the decentralized filing procedure and that additional filings should follow in other regions. The dipeptidyl peptidase, or DPP-4, program in type 2 diabetes with Takeda also continues to progress. Takeda completed the Phase III trials for its lead DPP-4 inhibitor, alogliptin, and submitted the new drug application, or NDA, for this compound in December 2007. In February 2008, the NDA was accepted for filing by the FDA, triggering a $15.0 million milestone payment to us. If additional filings/approvals and launch occur for alogliptin, we will receive additional regulatory milestones, sales-based milestones and royalties. Takeda also continues to advance the development of a second DPP-4 inhibitor and a combination product with DPP-4 and Actos, Takeda’s leading diabetes drug.

In March 2008, Accentia announced the results of its SinuNase Phase III clinical trial and reported that SinuNase failed to meet its goal in treating chronic sinusitis patients. As a result of the outcome of this Phase III trial, the future clinical development of SinuNase and our collaboration with Accentia on this drug candidate is uncertain.

With regard to our collaboration on the statin compound, PPD10558, with Ranbaxy Laboratories Ltd., we recently completed a high dose comparator study in healthy volunteers. The drug was well-tolerated and a preliminary review of results suggests the statin compound compares favorably to currently marketed statins. We continue to review the data from this trial, identify potential development and commercialization partners and evaluate the future clinical development of this compound.

These drug development collaborations allow us to leverage our resources and global drug development expertise to create new opportunities for growth and to share the risks and potential rewards of drug development with our collabrators. For a background discussion of our compound partnering arrangements, see “Item 1. Business – Our Services – Our Discovery Sciences Group – Compound Collaboration Programs” in our Annual Report on Form 10-K for the year ended December 31, 2007. We believe our compound partnering strategy uses our cash resources and drug development expertise to drive mid- to long-term shareholder value. In the remainder of 2008, we plan to continue advancing our existing collaborations and evaluate new potential strategies and opportunities in this area.

New Business Authorizations and Backlog

New business authorizations, which are sales of our services, are added to backlog when we enter into a contract or letter of intent or receive a verbal commitment. Authorizations can vary significantly from quarter to quarter and contracts generally have terms ranging from several months to several years. We recognize revenue on these authorizations as services are performed. Our new authorizations for the three months ended March 31, 2007 and 2008 were $540.1 million and $689.6 million, respectively.

Our backlog consists of new business authorizations for which the work has not started but is anticipated to begin in the future and contracts in process that have not been completed. As of March 31, 2008, the remaining duration of the contracts in our backlog ranged from one to 103 months, with a weighted average duration of 32 months. We expect the weighted average duration of the contracts in our backlog to fluctuate from quarter to quarter in the future, based on the contracts constituting our backlog at any given time. Amounts included in backlog represent potential future revenue and exclude revenue that we have recognized. We adjust backlog on a monthly basis to account for fluctuations in exchange rates. Our backlog as of March 31, 2007 and 2008 was $2.4 billion and $2.8 billion, respectively. For various reasons discussed in “Item 1. Business – Backlog” in our Annual Report on Form 10-K for the year ended December 31, 2007, our backlog might never be recognized as revenue and is not necessarily a meaningful predictor of future performance.

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

In connection with the management of clinical trials, we pay, on behalf of our clients, fees to investigators and test subjects as well as other out-of-pocket costs for items such as travel, printing, meetings and couriers. Our clients reimburse us for these costs. Amounts paid by us as a principal for out-of-pocket costs are included in direct costs as reimbursable out-of-pocket expenses and the reimbursements we receive as a principal are reported as reimbursed out-of-pocket revenue. In our statements of operations, we combine amounts paid by us as an agent for out-of-pocket costs with the corresponding reimbursements, or revenue, we receive as an agent. During the three months ended March 31, 2007 and 2008, fees paid to investigators and other fees we paid as an agent and the associated reimbursements were approximately $80.8 million and $68.9 million, respectively.

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

SG&A expenses consist primarily of administrative payroll and related benefit charges, sales, advertising and promotional expenses, recruiting and relocation expenses, training costs, administrative travel, an allocation of facility and information technology costs, and costs related to operational employees performing administrative tasks.

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

Three Months Ended March 31, 2007 versus Three Months Ended March 31, 2008

The following table sets forth amounts from our consolidated condensed financial statements along with the dollar and percentage change for the three months ended March 31, 2007 compared to the three months ended March 31, 2008.

	Three Months Ended March 31, (unaudited)
(in thousands, except per share data)	2007	2008	$ Inc (Dec)	% Inc (Dec)
Net revenue:
Development	$300,156	$347,798	$47,642	15.9%
Discovery Sciences	4,383	19,767	15,384	351.0
Reimbursed out-of-pockets	27,713	28,681	968	3.5

Total net revenue	332,252	396,246	63,994	19.3
Direct costs:
Development	151,915	177,190	25,275	16.6
Discovery Sciences	2,358	2,708	350	14.8
Reimbursable out-of-pocket expenses	27,713	28,681	968	3.5

Total direct costs	181,986	208,579	26,593	14.6
Research and development expenses	1,905	4,330	2,425	127.3
Selling, general and administrative expenses	75,738	98,930	23,192	30.6
Depreciation and amortization	12,586	14,871	2,285	18.2
Impairment of intangible asset	—	1,607	1,607	N/A

Income from operations	60,037	67,929	7,892	13.2
Impairment of investments	—	(16,319)	(16,319)	N/A
Interest and other income, net	4,559	5,717	1,158	25.4

Income before provision for income taxes	64,596	57,327	(7,269)	(11.3)
Provision for income taxes	22,609	17,198	(5,411)	(23.9)

Net income	$41,987	$40,129	$(1,858)	(4.4)

Net income per diluted share	$0.35	$0.33	$0.02	(5.7)

Total net revenue increased $64.0 million to $396.2 million in the first quarter of 2008. The increase in total net revenue resulted primarily from an increase in our Development segment revenue. The Development segment generated net revenue of $347.8 million, which accounted for 87.8% of total net revenue for the first quarter of 2008. The 15.9% increase in Development segment net revenue was primarily attributable to an increase in the level of Phase II-IV services we provided in the first quarter of 2008 as compared to 2007. Also, revenue from our laboratory units and Phase I clinic increased in the first quarter of 2008 as compared to 2007 at a higher percentage rate than our overall increase in Development segment net revenue of 15.9% and contributed to the percentage increase in aggregate revenue from this segment.

The Discovery Sciences segment generated net revenue of $19.8 million in the first quarter of 2008, an increase of $15.4 million from the first quarter of 2007. The higher 2008 Discovery Sciences net revenue was mainly attributable to the $15.0 million milestone payment we earned from Takeda in the first quarter of 2008 as a result of the FDA’s acceptance of the NDA for Takeda’s lead DPP-4 inhibitor, alogliptin.

Total direct costs increased $26.6 million to $208.6 million in the first quarter of 2008 primarily as the result of an increase in the Development segment direct costs. Development segment direct costs increased $25.3 million to $177.2 million in the first quarter of 2008. The primary reason for this was an increase in personnel costs of $17.3 million due to the addition of new employees in our Global Phase II-IV division. The remaining increase in the

Development segment direct costs was primarily due to increased facility costs of $3.6 million as a result of our headcount growth and an increase in contract labor for clinical personnel of $2.4 million.

R&D expenses increased $2.4 million to $4.3 million in the first quarter of 2008. The increase in R&D expense was primarily due to development costs associated with the statin compound we licensed from Ranbaxy and are developing as a potential treatment for dyslipidemia. We are solely responsible for all costs and expenses for the development, manufacture, marketing and commercialization of the compound and licensed products. As a result, we expect to incur additional R&D expenses in future periods as we continue to advance the development of this compound. We also plan to continue evaluating other compound partnering strategies and opportunities, which could result in additional R&D expenses.

SG&A expenses increased $23.2 million to $98.9 million in the first quarter of 2008. As a percentage of total net revenue, SG&A expenses increased to 25.0% in the first quarter of 2008 as compared to 22.8% for the same quarter in 2007. The increase in SG&A expenses in absolute terms includes additional personnel costs of $17.9 million due to lower utilization rates and hiring additional operations infrastructure and administrative personnel to support expanding operations and revenue growth. The remaining increase in SG&A was primarily due to increased facility costs of $1.3 million and an increase in administrative and training travel costs of $1.1 million.

Depreciation and amortization expenses increased $2.3 million to $14.9 million in the first quarter of 2008. The increase was related to property and equipment we acquired to accommodate our growth. Capital expenditures were $16.7 million in the first quarter of 2008. Our capital expenditures in the first three months of 2008 primarily consisted of $5.3 million for our new building in Scotland and various other leasehold improvements, $3.7 million for computer software and hardware, and $4.6 million for additional scientific equipment for our laboratory units. We expect depreciation to increase in 2008 as a result of substantial investments over the past couple years in information technology systems to support our Global Phase II-IV business.

In March 2008, Accentia announced the results of its SinuNase Phase III clinical trial and reported that SinuNase failed to meet its goal in treating chronic sinusitis patients, resulting in a significant amount of uncertainty regarding the future clinical development of SinuNase. As a result, we wrote-off the $1.6 million of remaining unamortized value of our royalty interest in SinuNase.

Income from operations increased $7.9 million from $60.0 million in the first quarter of 2007 to $67.9 million in the first quarter of 2008. As mentioned above, income from operations in the first quarter of 2008 includes a $15.0 million milestone payment from Takeda under the DPP-4 collaboration agreement.

Impairment of investments of $16.3 million in the first quarter of 2008 consisted of a $9.3 million write-down for an other-than-temporary decline in the fair market value of our equity investment in Accentia. The write-down was based on the closing market price of Accentia’s common stock on March 31, 2008. For further details, see Note 5 in the Notes to consolidated condensed financial statements. The remaining $7.0 million impairment was related to one of our investments in our short-term investment portfolio. This was an investment in a AAA-rated tax advantaged investment fund that performed well until late 2007 and early first quarter 2008. We elected to liquidate a majority of this investment during the first quarter and have a remaining balance of $8.7 million. The fund has announced that it is dissolving and anticipates distributing all remaining cash proceeds to investors by the end of May 2008. The $7.0 million impairment includes an estimate of the loss on the remaining $8.7 million balance.

Interest and other income, net increased $1.2 million to $5.7 million in the first quarter of 2008. This increase was due primarily to increased interest income resulting from a 24.2% increase in our average cash, cash equivalents and investment balances.

Our provision for income taxes decreased $5.4 million to $17.2 million in the first quarter of 2008. Our effective income tax rate for the first three months of 2008 was 30.0% compared to 35.0% for the first three months of 2007. The tax rate was 3.0% lower in the first quarter of 2008 due to a tax benefit realized from the disposal of certain assets during the quarter. The remaining difference in our effective tax rate for the first quarter of 2008 compared to the first quarter of 2007 was due to the change in the geographic distribution of our pretax earnings among locations with varying tax rates.

Net income of $40.1 million in the first quarter of 2008 represents a decrease of 4.4% from $42.0 million in 2007. Net income per diluted share of $0.33 for the first three months of 2008 represents a 5.7% decrease from $0.35 net income per diluted share for the first three months of 2007. Earnings per diluted share for the first three months of

2008 included a $15.0 million milestone payment from Takeda under our DPP-4 collaboration agreement, a $1.6 million impairment of an intangible asset and a $16.3 million impairment of investments discussed above.

Liquidity and Capital Resources

As of March 31, 2008, we had $373.0 million of cash and cash equivalents and $228.9 million of investments. Our cash, cash equivalents and investments are invested in financial instruments that are rated A or better by Standard & Poor’s or Moody’s and earn interest at market rates. Our expected primary cash needs on both a short- and long-term basis are for capital expenditures, expansion of services, possible acquisitions, investments and compound partnering collaborations, geographic expansion, dividends, working capital and other general corporate purposes. We have historically funded our operations, dividends and growth, including acquisitions, primarily with cash flow from operations.

We held approximately $209.5 million and $176.4 million in tax-exempt auction rate securities at December 31, 2007 and March 31, 2008, respectively. Our portfolio of investments in auction rate securities consists principally of interests in government guaranteed student loans, insured municipal debt obligations and municipal preferred auction rate securities. During the three months ended March 31, 2008, a significant number of auction rate securities auctions failed. As of April 30, 2008, we held approximately $137.5 million in auction rate securities. As a result of these failed auctions or future failed auctions, we might not be able to liquidate these securities until a future auction is successful, the issuer redeems the outstanding securities or the securities mature. Due to uncertainties about the liquidity in this market, we reclassified $110.0 million of our auction rate securities to long-term assets at March 31, 2008. We evaluated the market conditions and credit worthiness of the issuers of our auction rate securities and determined the par value approximated market value as of March 31, 2008. If an issuer’s financial stability or credit rating deteriorates or adverse developments occur in the bond insurance market, we might be required to adjust the carrying value of its auction rate securities through a future impairment charge.

One of the investments in our short-term investment portfolio incurred a loss of $7.0 million. This was an investment in a AAA-rated tax advantaged investment fund that performed well until late 2007 and early first quarter 2008. We elected to liquidate a majority of this investment during the first quarter and have a remaining balance of $8.7 million. The fund has announced that it is dissolving and anticipates distributing all remaining cash proceeds to investors by the end of May 2008. The $7.0 million impairment includes an estimate of the loss on the remaining $8.7 million balance.

In the first three months of 2008, our operating activities provided $116.6 million in cash as compared to $61.0 million for the same period last year. The change in cash flow was due primarily to (1) $22.2 million increase in noncash items relating to investing or financing activities, including an impairment of investment of $16.3 million and an increase in depreciation and amortization of $2.3 million, and (2) deferrals of past, and accruals of expected future, operating cash receipts and payments totaling $35.3 million. The change in adjustments for accruals of expected future operating cash receipts and payments include accounts receivable and unbilled services of $50.0 million and accounts payable and other accrued expenses and deferred rent of $7.9 million. The change in adjustments for deferrals of past operating cash receipts and payments include accrued and deferred income taxes of $(14.1) million, payables to investigators of $(4.7) million and prepaid expenses and investigator advances of $(3.2) million. Fluctuations in receivables and unearned income occur on a regular basis as we perform services, achieve milestones or other billing criteria, send invoices to clients and collect outstanding accounts receivable. Such activity varies by individual client and contract. We attempt to negotiate payment terms which provide for payment of services prior to or soon after the provision of services, but the levels of unbilled services and unearned revenue can vary significantly.

In the first three months of 2008, our investing activities provided $78.3 million in cash. We used cash to purchase investments of $188.4 million, make capital expenditures of $16.7 million and purchase equity investments of $1.9 million. These amounts were offset by maturities and sales of investments of $285.2 million. Our capital expenditures in the first three months of 2008 primarily consisted of $5.3 million for our new building in Scotland and various other leasehold improvements, $3.7 million for computer software and hardware, and $4.6 million for additional scientific equipment for our laboratory units. We expect our capital expenditures for 2008 to be approximately $80 million to $90 million, primarily associated with facility expansions and improvements, as well as investments in information technology and new laboratory equipment.

In the first three months of 2008, our financing activities provided $3.2 million of cash. We paid dividends of $12.0 million, offset by proceeds of $13.2 million from stock option exercises and purchases under our employee stock purchase plan and $2.0 million in income tax benefits from the exercise of stock options and disqualifying dispositions of stock.

The following table sets forth amounts from our consolidated balance sheet affecting our working capital, along with the dollar amount of the change from December 31, 2007 to March 31, 2008.

(in thousands)	December 31, 2007	March 31, 2008	$ Inc (Dec)
Current assets:
Cash and cash equivalents	$171,427	$372,977	$201,550
Short-term investments	330,957	118,912	(212,045)
Accounts receivable and unbilled services, net	481,477	446,820	(34,657)
Income tax receivable	517	722	205
Investigator advances	15,318	17,281	1,963
Prepaid expenses and other current assets	49,835	52,934	3,099
Deferred tax assets	23,682	24,833	1,151

Total current assets	$1,073,213	$1,034,479	$(38,734)

Current liabilities:
Accounts payable	$24,984	$28,803	$3,819
Payables to investigators	58,952	55,008	(3,944)
Accrued income taxes	16,182	16,686	504
Other accrued expenses	167,235	160,721	(6,514)
Deferred tax liabilities	101	438	337
Unearned income	205,779	217,174	11,395

Total current liabilities	$473,233	$478,830	$5,597

Working capital	$599,980	$555,649	$(44,331)

Working capital as of March 31, 2008 was $555.6 million compared to $600.0 million at December 31, 2007. The decrease in working capital was due primarily to an increase in cash and cash equivalents partially offset by a decrease in accounts receivable and unbilled services, net and a decrease in short-term investments. Short-term investments decreased primarily due to the reclassification of $110.0 million in auction rate securities from short-term investments to long-term investments and the sale of investments.

The number of days’ revenue outstanding in accounts receivable and unbilled services, net of unearned income, also known as DSO, decreased to 46.0 days for the three months ended March 31, 2008 from 50.8 days for the year ended December 31, 2007. We calculate DSO by dividing accounts receivable and unbilled services less unearned income by average daily gross revenue for the applicable period. We expect DSO will continue to fluctuate in the future depending on contract terms, the mix of contracts performed within a quarter, the levels of investigator advances and unearned income, and our success in collecting receivables.

Effective July 1, 2007, we renewed our $50.0 million revolving credit facility with Bank of America, N. A. Indebtedness under the facility is unsecured and subject to covenants relating to financial ratios and restrictions on certain types of transactions. This credit facility does not expressly restrict or limit the payment of dividends. We were in compliance with all loan covenants as of March 31, 2008. Outstanding borrowings under the facility bear interest at an annual fluctuating rate equal to the one-month London Interbank Offered Rate, or LIBOR, plus a margin of 0.6%. Borrowings under this credit facility are available to provide working capital and for general corporate purposes. This credit facility is currently scheduled to expire in June 2008, at which time any outstanding balance will be due. As of March 31, 2008, no borrowings were outstanding under this credit facility, although the aggregate amount available for borrowing had been reduced by $1.8 million due to outstanding letters of credit issued under this facility.

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

In February 2008, we announced our plan to begin a stock repurchase program whereby up to $350 million of our common stock may be purchased from time to time in the open market. We decided to adopt a share repurchase program in view of the current price at which stock is trading, the strength of our balance sheet and our ability to generate cash, as well as to minimize earnings dilution from future equity compensation awards. We had not purchased any shares as of March 31, 2008. We expect to finance potential repurchases of stock, if any, from existing cash and cash flows from operations.

We have commitments to invest up to an aggregate additional $21.6 million in four venture capital funds. For further details, see Note 5 in the Notes to consolidated condensed financial statements.

As of March 31, 2008, the total gross unrecognized tax benefits were $24.9 million, of which $10.3 million, if recognized, would reduce our effective tax rate. We do not anticipate a significant change in total unrecognized tax benefits or our effective tax rate due to the settlement of audits and the expiration of statute of limitations within the next 12 months.

We have been involved in compound development and commercialization collaborations since 1997. We developed a risk-sharing research and development model to help pharmaceutical and biotechnology clients develop compounds. Through collaborative arrangements based on this model, we assist our clients by sharing the risks and potential rewards associated with the development and commercialization of drugs at various stages of development. As of March 31, 2008, we had four such arrangements that involve the potential future receipt of one or more of the following forms of revenue: payments upon the achievement of specified development and regulatory milestones; royalty payments if the compound is approved for sale; sales-based milestone payments; and a share of net sales up to a specified dollar limit. The compounds that are the subject of these collaborations are either still in development or are awaiting regulatory approvals in certain countries. None of the compounds have been approved for sale in any country in the world. As a result of the risks associated with drug development, including poor or unexpected clinical trial results and obtaining regulatory approval to sell in any country, we might not receive any further milestone payments, royalties or other payments with respect to any of our drug development collaborations.

As of March 31, 2008, we had two collaborations that involved potential future expenditures. The first is our collaboration with ALZA Corporation, subsequently acquired by Johnson and Johnson, for dapoxetine. In connection with this collaboration, we have an obligation to pay a royalty to Eli Lilly and Company of 5% on annual net sales of the compound in excess of $800 million. Johnson and Johnson received a “not approvable” letter from the FDA in October 2005, but continued its global development program. In December 2007, Johnson and Johnson submitted a marketing authorization application for dapoxetine to regulatory authorities in seven countries in the European Union. Although this regulatory application has been submitted, we do not know if or when Johnson and Johnson will obtain regulatory approval for dapoxetine in the United States or any other country.

The second collaboration involving future expenditures is with Ranbaxy. In February 2007, we exercised an option to license from Ranbaxy a statin compound that we are developing as a potential treatment for dyslipidemia, a metabolic disorder often characterized by high cholesterol levels. Upon exercise of the option, we paid a one-time license fee of $0.25 million. Under the agreement, we have an exclusive license to make, use, sell, import and sublicense the compound and any licensed product anywhere in the world for any human use. Ranbaxy retained a non-exclusive right to co-market licensed products in India and generic equivalents in any country in the world in which a third party has sold the generic equivalent of a licensed product. We are solely responsible, and will bear all costs and expenses, for the development, manufacture, marketing and commercialization of the compound and licensed products. In addition to the one-time license fee, we are obligated to pay Ranbaxy milestone payments upon the occurrence of specified clinical development events. If a licensed product is approved for sale, we must also pay Ranbaxy royalties based on sales of the product, as well as commercial milestone payments based on the achievement of specified worldwide sales targets. If all criteria are met, the total amount of potential clinical and sales-based milestones would be $44.0 million. We recently completed a high dose comparator study in healthy volunteers. The drug was well-tolerated and a preliminary review of results suggests the statin compound compares favorably to currently marketed statins. We continue to review the data from this trial, identify potential development and commercialization partners and evaluate the future clinical development of this compound.

In September 2007, we entered into a contract with a client to construct a laboratory within a leased building, to supply laboratory equipment and to provide specified laboratory services. The client has agreed to reimburse us for the costs of construction of the laboratory and related equipment over a two year period. We expect the construction and equipment costs will be approximately $5.5 million and that construction and laboratory up-fit will be completed in mid-2008.

Under most of our agreements for Development services, we typically agree to indemnify and defend the sponsor against third-party claims based on our negligence or willful misconduct. Any successful claims could have a material adverse effect on our financial condition, results of operations and future prospects.

We expect to continue expanding our operations through internal growth, strategic acquisitions and investments. For example, we announced in February 2008, that we had entered into an agreement to acquire InnoPharm Ltd., an independent contract research organization with offices in Russia and Ukraine. We expect to fund these activities, the payment of future cash dividends and potential repurchases of stock, if any, from existing cash, cash flows from operations and, if necessary or appropriate, borrowings under our existing or future credit facilities. We believe that these sources of liquidity will be sufficient to fund our operations, dividends and stock repurchases, if any, for the foreseeable future. From time to time, we evaluate potential acquisitions, investments and other growth and strategic opportunities that might require additional external financing, and we might seek funds from public or private issuances of equity or debt securities. While we believe we have sufficient liquidity to fund our operations for the foreseeable future, our sources of liquidity and ability to pay dividends or repurchase our stock could be affected by our dependence on a small number of industries and clients; compliance with regulations; reliance on key personnel; breach of contract, personal injury or other tort claims; international risks; environmental or intellectual property claims; or other factors described below under “Potential Liability and Insurance”, “Potential Volatility of Quarterly Operating Results and Stock Price” and “Quantitative and Qualitative Disclosures about Market Risk”. In addition, see “Risk Factors,” “Contractual Obligations” and “Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2007.

Contractual Obligations

There have been no significant changes to the Contractual Obligation table included in our Annual Report on Form 10-K for the year ended December 31, 2007.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect reported amounts and related disclosures. We have discussed those estimates that we believe are critical and require the use of complex judgment in their application in our 2007 Annual Report on Form 10-K. There were no material changes to our critical accounting policies and estimates in the first three months of 2008. For detailed information on our critical accounting policies and estimates, see our Annual Report on Form 10-K for the year ended December 31, 2007.

Recent Accounting Pronouncements

Recently issued accounting standards relevant to our financial statements, which are described in “Recent Accounting Pronouncements” in Note 1 in the Notes to our consolidated condensed financial statements are:

Date	Title	Effective Date
September 2006	SFAS No. 157, “Fair Value Measurements”	Fiscal years beginning after November 15, 2007 and interim periods within those years except those specified in FAS 157-1 and FAS 157-2 which are effective for fiscal years beginning after November 15, 2008

September 2006	SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R)”	Measurement date provision – fiscal years ending after December 15, 2008

February 2007	SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115”	Fiscal years beginning after November 15, 2007

June 2007	EITF Issue 06-11, “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards”	Fiscal years beginning after December 15, 2007

June 2007	EITF Issue 07-03, “Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities”	Fiscal years beginning after December 15, 2007

December 2007	EITF Issue 07-01, “Accounting for Collaborative Arrangements”	Fiscal years beginning after December 15, 2008.

December 2007	SFAS No. 141 (revised 2007), “Business Combinations”	Fiscal years beginning after December 15, 2008

December 2007	SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements - an Amendment of ARB No. 51”	Fiscal years beginning after December 15, 2008

March 2008	SFAS No. 161, “Disclosure about Derivative Instruments and Hedging Activities”	Fiscal years beginning after November 15, 2008

Income Taxes

Because we conduct operations on a global basis, our effective tax rate has and will continue to depend upon the geographic distribution of our pretax earnings among locations with varying tax rates. Our profits are also impacted by changes in the tax rates of the various tax jurisdictions. In particular, as the geographic mix of our pretax earnings among various tax jurisdictions changes, our effective tax rate might vary from period to period. The effective rate will also change due to the discrete recognition of tax benefits when tax positions are effectively settled or as a result of specific transactions, such as the disposal of certain assets in the first quarter of 2008.

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

Potential Liability and Insurance

Drug development services involve the testing of potential drug candidates on human volunteers pursuant to a study protocol. This testing exposes us to the risk of liability for personal injury or death to volunteers and patients resulting from, among other things, possible unforeseen adverse side effects or improper administration of the study drug or use of the drug following regulatory approval. For example, we have been named as a defendant in a number of lawsuits relating to the antibiotic Ketek, as described below in Part II, Item 1 – “Legal Proceedings”. We attempt to manage our risk of liability for personal injury or death to volunteers and patients from administration of study products through standard operating procedures, patient informed consent, contractual indemnification provisions with clients and insurance. We monitor clinical trials in compliance with government regulations and guidelines. We have established global standard operating procedures intended to satisfy regulatory requirements in all countries in which we have operations and to serve as a tool for controlling and enhancing the quality of drug development services. The contractual indemnifications generally do not protect us against all our own actions, such as gross negligence. We currently maintain professional liability insurance coverage with limits we believe are adequate and appropriate.

Potential Volatility of Quarterly Operating Results and Stock Price

Our quarterly and annual operating results have fluctuated in the past, and we expect that they will continue to fluctuate in the future. Factors that could cause these fluctuations to occur include:

•	the timing and level of new business authorizations;

•	the timing of our Discovery Sciences segment milestone payments or other revenue, if any;

•	our ability to properly manage our growth;

•	the timing of the initiation, progress or cancellation of significant projects;

•	our ability to recruit and retain experienced personnel;

•	impairment of investments or intangible assets;

•	the timing and amount of costs associated with R&D and compound partnering collaborations;

•	litigation costs;

•	the timing of the opening of new offices;

•	the timing of other internal expansion costs;

•	exchange rate fluctuations between periods;

•	our dependence on a small number of industries and clients;

•	the mix of products and services sold in a particular period;

•	pricing pressure in the market for our services;

•	rapid technological change;

•	the timing and amount of start-up costs incurred in connection with the introduction of new products and services;

•	the timing and extent of new government regulations;

•	intellectual property risks; and

•	the timing and amount of costs associated with integrating acquisitions.

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

Fluctuations in quarterly results, actual or anticipated changes in our dividend policy, stock repurchase plan or other factors could affect the market price of our common stock. These factors include ones beyond our control, such as changes in revenue and earnings estimates by analysts, market conditions in our industry, disclosures by product development partners and actions by regulatory authorities with respect to potential drug candidates, changes in pharmaceutical, biotechnology and medical device industries and the government sponsored clinical research sector and general economic conditions. Any effect on our common stock could be unrelated to our longer-term operating performance. For further details, see “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2007.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

We are exposed to foreign currency risk by virtue of our international operations. We derived approximately 33.7% and 36.5% of our net revenues for the three months ended March 31, 2007 and 2008, respectively, from operations outside the United States. We generally reinvest funds generated by each subsidiary in the country where they are earned. Our operations in the United Kingdom generated 36.7% of our net revenue from international operations during the three months ended March 31, 2008. Accordingly, we are exposed to adverse movements in foreign currencies, predominately in the pound sterling, euro and Brazilian real.

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

We also have currency risk resulting from the passage of time between the invoicing of clients under contracts and the collection of client payments against those invoices. If a contract is denominated in a currency other than the subsidiary’s local currency, we recognize a receivable at the time of invoicing for the local currency equivalent of the foreign currency invoice amount. Changes in exchange rates from the time the invoice is prepared until payment from the client will result in our receiving either more or less in local currency than the local currency equivalent of the receivable. We recognize this difference as a foreign currency transaction gain or loss, as applicable, and report it in other income, net. If the exchange rate on accounts receivable balances denominated in pounds sterling and euros had increased by 10%, our foreign currency transaction loss would have increased by $4.2 million in the quarter ended March 31, 2008.

Our strategy for managing foreign currency risk relies primarily on receiving payment in the same currency used to pay expenses. If the U.S. dollar had weakened an additional 10% relative to the pound sterling, euro and Brazilian real in the first quarter of 2008, net income would have been approximately $1.1 million lower excluding the impact of hedging for the quarter based on revenues and the costs related to our foreign operations. From time to time, we also enter into foreign currency hedging activities in an effort to manage our potential foreign exchange exposure. At March 31, 2008, the face amount of these foreign exchange hedging contracts was $88.0 million.

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

We are exposed to changes in interest rates on our cash, cash equivalents, investments and amounts outstanding under notes payable and lines of credit. We invest our cash and cash equivalents in financial instruments with interest rates based on market conditions. If the interest rates on cash, cash equivalents and investments decreased by 10%, our interest income would have decreased by approximately $0.6 million in the quarter ended March 31, 2008.

We are also exposed to market risk related to our investments in auction rate securities. For further details, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.”

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

Internal Control Over Financial Reporting

No change to our internal control over financial reporting occurred during the first quarter of 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1.	Legal Proceedings

Beginning early 2007, we were named as a co-defendant in lawsuits involving claims relating to patients who took sanofi-aventis’ FDA-approved antibiotic Ketek, for which we provided certain clinical trial services to sanofi-aventis’ predecessor prior to FDA approval. Lawsuits have been filed in New Jersey, North Carolina, Alabama, Wisconsin and New York. These suits allege multiple causes of action, including negligence, fraud, misrepresentation, breach of warranty, conspiracy, wrongful death and violations of various state and federal statutes, including unfair and deceptive trade practices acts. Generally, the plaintiffs are seeking unspecified damages from alleged injuries from the ingestion of Ketek, and in some of the cases claim damages of at least $20.0 million. It is possible that additional suits will be filed. While there can be no assurance of a successful outcome and litigation costs can be material, we do not believe that these claims against us have merit and intend to vigorously defend ourself in these matters.

Item 6.	Exhibits

(a)	Exhibits

10.258	Third Amendment dated December 13, 2007, to Lease Agreement, dated June 18, 2004, by and between NNN Met Center 10, LLC and PPD, Inc.

10.259	Second Amendment dated January 10, 2008, to Lease Agreement, dated July 1, 2001, by and between Brandywine Grande C, L.P. and PPD Development, LLC

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 – Chief Executive Officer

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 – Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC.
(Registrant)

By	/s/ Fredric N. Eshelman
Chief Executive Officer
(Principal Executive Officer)

By	/s/ Daniel G. Darazsdi
Chief Financial Officer
(Principal Financial Officer)

By	/s/ Peter Wilkinson
Chief Accounting Officer
(Principal Accounting Officer)

Date: May 9, 2008