Form 10-Q
period 2008-06-30
PHARMACEUTICAL PRODUCT DEVELOPMENT INC
filed 2008-08-07
CIK 1003124

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2008.

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 119,105,552 shares of common stock, par value $0.05 per share, as of July 31, 2008.

Part I. FINANCIAL INFORMATION

Item 1.	Financial Statements

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2008	2007	2008
Net Revenue:
Development	$316,527	$370,648	$616,683	$718,446
Discovery Sciences	4,500	4,258	8,883	24,025
Reimbursed out-of-pockets	28,943	32,110	56,656	60,791

Total net revenue	349,970	407,016	682,222	803,262

Direct Costs:
Development	157,515	183,546	309,430	360,736
Discovery Sciences	2,462	2,617	4,820	5,325
Reimbursable out-of-pocket expenses	28,943	32,110	56,656	60,791

Total direct costs	188,920	218,273	370,906	426,852

Research and development expenses	3,963	1,924	5,868	6,254
Selling, general and administrative expenses	82,149	101,097	157,887	200,027
Depreciation and amortization	13,843	14,979	26,429	29,850
Impairment of intangible asset	—	—	—	1,607

Total operating expenses	288,875	336,273	561,090	664,590

Income from operations	61,095	70,743	121,132	138,672
Interest income, net	4,151	3,958	8,788	9,586
Other income (expense), net	(136)	(1,403)	(214)	(1,314)
Reimbursement on (impairment of) investments	—	2,976	—	(13,343)

Income before provision for income taxes	65,110	76,274	129,706	133,601
Provision for income taxes	22,463	27,268	45,072	44,466

Net income	$42,647	$49,006	$84,634	$89,135

Net income per common share:
Basic	$0.36	$0.41	$0.72	$0.75

Diluted	$0.36	$0.41	$0.71	$0.74

Dividends declared per common share	$0.03	$0.10	$0.06	$0.20

Weighted average number of common shares outstanding:
Basic	118,265	119,195	118,071	119,285
Dilutive effect of stock options and restricted stock	1,505	1,512	1,514	1,555

Diluted	119,770	120,707	119,585	120,840

The accompanying notes are an integral part of these consolidated condensed financial statements.

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

(unaudited)

(in thousands)

	December 31, 2007	June 30, 2008
Assets
Current assets:
Cash and cash equivalents	$171,427	$441,185
Short-term investments	330,957	54,932
Accounts receivable and unbilled services, net	481,477	482,665
Income tax receivable	517	6,938
Investigator advances	15,318	18,065
Prepaid expenses and other current assets	49,835	68,416
Deferred tax assets	23,682	23,845

Total current assets	1,073,213	1,096,046

Property and equipment, net	356,189	379,587
Goodwill	215,620	218,276
Long-term investments	—	100,839
Equity investments	23,387	15,272
Intangible assets	1,702	3
Deferred tax assets	11,717	14,382
Other assets	2,547	2,694

Total assets	$1,684,375	$1,827,099

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$24,984	$44,623
Payables to investigators	58,952	53,304
Accrued income taxes	16,182	11,378
Other accrued expenses	167,235	172,555
Deferred tax liabilities	101	478
Unearned income	205,779	246,876

Total current liabilities	473,233	529,214
Accrued income taxes	29,223	33,936
Accrued additional pension liability	9,763	8,637
Deferred tax liabilities	3,814	5,100
Deferred rent and other	18,246	29,043

Total liabilities	534,279	605,930

Shareholders’ equity:
Common stock	5,955	5,946
Paid-in capital	502,898	531,538
Retained earnings	626,025	658,645
Accumulated other comprehensive income	15,218	25,040

Total shareholders’ equity	1,150,096	1,221,169

Total liabilities and shareholders’ equity	$1,684,375	$1,827,099

The accompanying notes are an integral part of these consolidated condensed financial statements.

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Six Months Ended June 30,
	2007	2008
Cash flows from operating activities:
Net income	$84,634	$89,135
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	26,429	29,850
Impairment of investments	—	13,343
Impairment of intangible asset	—	1,607
Stock compensation expense	11,341	12,756
(Benefit) provision for doubtful accounts	(358)	1,656
Loss on sale of investments	38	—
Provision for deferred income taxes	301	(3,019)
(Gain) loss on disposal of assets, net	(168)	49
Change in operating assets and liabilities	(37,590)	31,599

Net cash provided by operating activities	84,627	176,976

Cash flows from investing activities:
Purchases of property and equipment	(57,429)	(34,792)
Proceeds from sale of property and equipment	1,536	94
Purchases of investments	(177,038)	(188,386)
Maturities and sales of investments	136,913	352,655
Purchases of equity investments	(1,467)	(1,780)
Proceeds from sale of equity investments	743	—

Net cash (used in) provided by investing activities	(96,742)	127,791

Cash flows from financing activities:
Proceeds from revolving credit facility	24,986	—
Repayment of revolving credit facility	(24,986)	—
Repayment of construction loan	(74,833)	—
Repayment of capital leases obligations	(256)	—
Repurchases of common stock	—	(36,489)
Proceeds from exercise of stock options and employee stock purchase plan	17,687	17,353
Income tax benefit from exercise of stock options and disqualifying dispositions of stock	2,861	2,846
Cash dividends paid	(7,106)	(23,880)

Net cash used in financing activities	(61,647)	(40,170)

Effect of exchange rate changes on cash and cash equivalents	1,677	5,161

Net (decrease) increase in cash and cash equivalents	(72,085)	269,758
Cash and cash equivalents, beginning of the period	179,795	171,427

Cash and cash equivalents, end of the period	$107,710	$441,185

The accompanying notes are an integral part of these consolidated condensed financial statements.

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(numbers in tables in thousands)

(unaudited)

1.	Significant Accounting Policies

The significant accounting policies followed by Pharmaceutical Product Development, Inc. and its subsidiaries (collectively the “Company”) for interim financial reporting are consistent with the accounting policies followed for annual financial reporting. The Company prepared these unaudited consolidated condensed financial statements in accordance with Rule 10-01 of Regulation S-X and, in management’s opinion, has included all adjustments of a normal recurring nature necessary for a fair presentation. The accompanying consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. The results of operations for the three-month and six-month periods ended June 30, 2008 are not necessarily indicative of the results to be expected for the full year or any other period. The amounts in the December 31, 2007 consolidated condensed balance sheet are derived from the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

Principles of consolidation

The accompanying unaudited consolidated condensed financial statements include the accounts and results of operations of the Company. All intercompany balances and transactions have been eliminated in consolidation.

Recent accounting pronouncements

In September 2006, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements”, or SFAS No. 157, which defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. In addition, the statement establishes a framework for measuring fair value and expands disclosure about fair value measurements. SFAS No. 157 is effective for fiscal years and interim periods beginning after November 15, 2007. However, in February 2008, the FASB issued FASB Staff Position, or FSP FAS 157-1 and FSP FAS 157-2 which delays the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financials statements on a recurring basis (at least annually) and removes certain leasing transactions from the scope of SFAS No. 157. FSP FAS 157-2 partially defers the effective date of SFAS No. 157 to fiscal years and interim periods beginning after November 15, 2008 for items within the scope of the FSP. The Company does not expect the adoption of FSP FAS 157-1 and FSP FAS 157-2 to have a material impact on the Company’s financial statements. See “Fair Value” below, and Note 11 for a discussion of the Company’s fair value accounting.

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

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations”, or SFAS 141(R). SFAS 141(R) expands the definitions of a business and a business combination, requires that: the purchase price of an acquisition, including the issuance of equity securities to be determined on the acquisition date, be recorded at fair value at the acquisition date; all assets, liabilities, contingent consideration, contingencies and in-process research and development costs of an acquired business be recorded at fair value at the acquisition date; acquisition costs generally be expensed as incurred; restructuring costs generally be expensed in periods subsequent to the acquisition date; and changes be made in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period to impact income tax expense. SFAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company is currently evaluating the impact SFAS 141(R) could have on future business combinations.

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(numbers in tables in thousands)

(unaudited)

1.	Significant Accounting Policies (continued)

Recent accounting pronouncements (continued)

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51”, or SFAS No. 160. SFAS No. 160 amends ARB No. 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. An ownership interest in subsidiaries held by parties other than the parent should be presented in the consolidated statement of financial position within equity, but separate from the parent’s equity. SFAS No. 160 requires that changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary should be accounted for similarly to equity transactions. When a subsidiary is deconsolidated, any retained noncontrolling equity investment should be initially measured at fair value, with any gain or loss recognized in earnings. SFAS No. 160 requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. It also requires disclosure, on the face of the consolidated income statement, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interests. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008, including interim periods within those fiscal years. The Company does not expect SFAS No. 160 will have a material impact on its financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures About Derivative Instruments and Hedging Activities”, or SFAS No. 161. SFAS No. 161 requires enhanced disclosures about derivative and hedging activities, including (1) how and why an entity uses derivative instruments, (2) how derivative instruments and related hedged items are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, or SFAS No. 133, and its related interpretations, and (3) how derivative instruments and related hedged items affect financial position, financial performance and cash flows. SFAS No. 161 is effective for fiscal years and interim periods beginning on or after November 15, 2008. The Company does not expect SFAS No. 161 will have a material impact on its financial statements.

In April 2008, the FASB issued FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets”, or FSP FAS 142-3. FSP FAS 142-3 amends the factors that should be considered in developing a renewal or extension assumptions used for purposes of determining the useful life of a recognized intangible asset under FASB SFAS No. 142, “Goodwill and Other Intangible Assets”, or SFAS No. 142. More specifically, FSP FAS 142-3 removes the requirement under paragraph 11 of SFAS No. 142 to consider whether an intangible asset can be renewed without substantial cost or material modifications to the existing terms and conditions and instead requires an entity to consider its own historical experience in renewing similar arrangements. FSP FAS 142-3 is intended to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141(R) and other accounting literature. FSP FAS 142-3 is effective for fiscal years beginning after December 15, 2008, including interim periods within those fiscal years. The Company does not expect FSP FAS 142-3 will have a material impact on its financial statements.

In June 2008, the FASB issued FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities”, or FSP EITF 03-6-1. FSP EITF 03-6-1 provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. Upon adoption, a company is required to retrospectively adjust its earnings per share data (including any amounts related to interim periods, summaries of earnings and selected financial data) to conform with the provisions in FSP EITF 03-6-1. The Company’s unvested restricted stock is considered a participating security. FSP EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008, including interim periods within those fiscal years. The Company does not expect FSP EITF 03-6-1 will have a material impact on its financial statements.

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(numbers in tables in thousands)

(unaudited)

1.	Significant Accounting Policies (continued)

Recent accounting pronouncements (continued)

In June 2008, the FASB issued EITF No. 08-3, “Accounting by Lessees for Nonrefundable Maintenance Deposits”, or EITF 08-3. EITF 08-3 requires that nonrefundable maintenance deposits paid by a lessee under an arrangement accounted for as a lease be accounted for as a deposit asset until the underlying maintenance is performed. When the underlying maintenance is performed, the deposit may be expensed or capitalized in accordance with the lessee’s maintenance accounting policy. Upon adoption, entities must recognize the effect of the change as a change in accounting principal. EITF 08-3 is effective for fiscal years beginning after December 15, 2008, including interim periods within those fiscal years. The Company does not expect EITF 08-3 will have a material impact on its financial statements.

Earnings per share

The Company computes basic income per share information based on the weighted average number of common shares outstanding during the period. The Company computes diluted income per share information based on the weighted average number of common shares outstanding during the period plus the effects of any dilutive common stock equivalents. The Company excluded 167,400 shares and 1,253,200 shares from the calculation of earnings per diluted share during the three months ended June 30, 2007 and 2008, respectively, and 1,291,800 shares and 1,203,000 shares from the calculation of earnings per diluted share during the six months ended June 30, 2007 and 2008, respectively, because they were antidilutive. The Company’s antidilutive shares include stock options, employee stock purchase plan subscriptions and restricted stock.

Fair value

The Company adopted the provisions of SFAS No. 157 as modified by FSP FAS 157-1 and FSP FAS 157-2, effective January 1, 2008. SFAS No. 157 defines fair value, establishes a consistent framework for measuring fair value and expands the disclosure requirements about fair value measurements.

SFAS No. 157 also establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are inputs that market participants would use in pricing the asset or liability developed based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s assumptions about the assumptions market participants would use in pricing the asset or liability based on the best information available in the circumstances. The hierarchy is broken down into three levels based on the inputs as follows:

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

Fair value (continued)

The availability of observable inputs can vary from product to product and is affected by a wide variety of factors, including, for example, the type of product, whether the product is new and not yet established in the marketplace, and other characteristics particular to the transaction. To the extent that valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment. Accordingly, the degree of judgment exercised by the Company in determining fair value is greatest for instruments categorized in Level 3. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, for disclosure purposes the level in the fair value hierarchy within which the fair value measurement in its entirety falls is based on the lowest level input that is significant to the fair value measurement in its entirety. Transfers between valuation levels are reported at their fair value as of the end of the month in which such changes in the fair value inputs occurs.

Derivatives—The Company’s derivative portfolio consists solely of foreign currency forwards and certain foreign currency structured derivatives. The Company’s derivative positions are valued using generally accepted developed models that use as their basis readily observable market parameters that can be validated to external sources, including industry pricing services. These models reflect the contractual terms of the derivatives, including the period to maturity, and market-based parameters such as interest rates, currency exchange rates, and the credit quality of the counterparty and do not require significant judgment. These instruments are classified within Level 2 of the valuation hierarchy.

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

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(numbers in tables in thousands)

(unaudited)

2.	Cash and Cash Equivalents, Short-term Investments, Long-term Investments and Equity Investments

Cash and cash equivalents, short-term investments, long-term investments and equity investments were composed of the following as of the dates set forth below:

	Cash and cash equivalents	Short-term investments	Long-term investments	Equity investments
As of December 31, 2007
Cash	$121,326
Money market funds	12,474
Auction rate securities		$209,475
Municipal debt securities	23,665	111,230
Time deposits	10,177
Commercial paper	3,785
Other investments		10,252

Marketable equity securities:
BioDelivery Sciences International, Inc.				$1,653
Accentia Biopharmaceuticals, Inc.				14,006
Cost basis investments:
Bay City Capital Funds				5,449
A.M. Pappas Funds				1,529
Other equity investments				750

Total	$171,427	$330,957	$—	$23,387

As of June 30, 2008
Cash	$208,749
Money market funds	212,516
Auction rate securities		$27,342	$100,839
Municipal debt securities		22,690
Time deposits	19,920	4,900

Marketable equity securities:
BioDelivery Sciences International, Inc.				$1,309
Accentia Biopharmaceuticals, Inc.				4,398
Cost basis investments:
Bay City Capital Funds				6,575
A.M. Pappas Funds				2,240
Other equity investments				750

Total	$441,185	$54,932	$100,839	$15,272

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(numbers in tables in thousands)

(unaudited)

2.	Cash and Cash Equivalents, Short-term Investments, Long-term Investments and Equity Investments (continued)

Short-term and long-term investments

The Company accounts for its investment in marketable securities in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”. The Company’s short-term and long-term investments are classified as available-for-sale securities because the Company does not intend to hold these securities to maturity and is not holding them for trading purposes. The Company determines realized and unrealized gains and losses on short-term and long-term investments on a specific identification basis.

As of December 31, 2007 and June 30, 2008, the Company had the following unrealized gains and losses on investments:

	December 31, 2007	June 30, 2008
Unrealized gains on municipal debt securities	$437	$—
Unrealized losses on municipal debt securities	2,145	196
Unrealized losses on auction rate securities	—	5,142

For the three months and six months ended June 30, 2007 and 2008, the Company had the following gross realized gains and losses on investments:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2008	2007	2008
Gross realized gains on other investments	$—	$851	$—	$—
Gross realized gains on municipal debt securities	—	13	—	694
Gross realized losses on other investments	—	—	—	3,734
Gross realized losses on municipal debt securities	—	8	—	8

One of the investments in the Company’s short-term investment portfolio incurred a loss of $7.0 million in the first quarter of 2008. The Company elected to liquidate a majority of this investment during the first quarter and had a remaining balance of $8.7 million at March 31, 2008. The Company liquidated the balance of this investment in the second quarter of 2008. The Company was reimbursed by an investment firm for a portion of its loss that was incurred in the first quarter of 2008. For the three months ended June 30, 2008, the Company recorded a reimbursement on investment of $3.6 million which was partially offset by an additional loss on this investment of $0.3 million.

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(numbers in tables in thousands)

(unaudited)

2.	Cash and Cash Equivalents, Short-term Investments, Long-term Investments and Equity Investments (continued)

Short-term and long-term investments (continued)

The Company held approximately $209.5 million and $128.2 million in tax-exempt auction rate securities at December 31, 2007 and June 30, 2008, respectively. The Company’s portfolio of investments in auction rate securities consists principally of interests in government-guaranteed student loans, insured municipal debt obligations and municipal preferred auction rate securities. During the six months ended June 30, 2008, a significant number of auction rate securities auctions failed. As of July 31, 2008, the Company held approximately $115.4 million in auction rate securities. If future auctions fail, the Company may not be able to liquidate these securities until a future auction is successful, the issuer redeems the outstanding securities or the securities mature. Due to the uncertainties about the liquidity in the auction rate securities market, the Company classified $100.8 million of its auction rate securities to long-term assets at June 30, 2008. The Company also recorded an unrealized loss on these investments of $5.1 million as of June 30, 2008. The Company concluded that this was a temporary impairment based on the market conditions, the Company’s ability and intent to hold the auction rate securities for a long-term basis and an assessment of credit quality of the underlying collateral. The classification and valuation of these securities will continue to be reviewed quarterly.

Equity investments

The Company has equity investments in publicly traded entities. The Company classifies investments in marketable equity securities as available-for-sale securities and measures them at market value. The Company determines realized and unrealized gains and losses on equity investments in publicly traded entities on a specific identification basis. The Company records net unrealized gains or losses associated with investments in publicly traded entities as a component of shareholders’ equity until they are realized or until an other-than-temporary decline has occurred. The market value of the Company’s equity investments in publicly traded entities is based on the closing price as quoted by the applicable stock exchange or market on the last trading day of the reporting period. The Company classifies its equity investments as long-term assets due to the Company’s ability to hold its investments long-term, the strategic nature of the investments and the lack of liquidity in the public markets for these securities. As of December 31, 2007 and June 30, 2008, the Company had gross unrealized gains of $0.3 million and $0 and gross unrealized losses of $0 and $0.1 million associated with its investments in marketable securities.

During the six months ended June 30, 2008, the Company recorded a charge to earnings of $9.6 million for an other-than-temporary decline in the fair market value of its equity investments in Accentia. The write-down was based on a decrease in the publicly quoted market price that Company management believes was other-than-temporary due to the length of time the stock had been trading below the Company’s cost basis and Accentia’s projected near-term performance based on the results of its Phase III clinical trial for SinuNase as discussed in Note 5.

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

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(numbers in tables in thousands)

(unaudited)

2.	Cash and Cash Equivalents, Short-term Investments, Long-term Investments and Equity Investments (continued)

Equity investments (continued)

In November 2003, the Company became a limited partner in A. M. Pappas Life Science Ventures III, L.P., a venture capital fund established for the purpose of making investments in equity securities of privately held companies in the life sciences, healthcare and technology industries. In October 2007, the Company became a limited partner in A. M. Pappas Life Science Ventures IV, L.P. The Company has committed to invest up to a maximum of $4.8 million and $6.0 million, respectively, in these funds. Aggregate capital calls through June 30, 2008 were $2.2 million and $0, respectively. Because no capital call can exceed 10% of the Company’s aggregate capital commitment in each fund and the Company’s capital commitment will expire in May 2009 for Pappas Fund III and the fifth anniversary of the fund’s first investment for Pappas Fund IV, the Company anticipates that its remaining capital commitment of $2.6 million for Pappas Fund III and $6.0 million for Pappas Fund IV will be made through a series of future capital calls over the term of each commitment. The Company owned approximately 4.7% of Pappas Fund III as of June 30, 2008. Pappas Fund IV had not made any capital calls as of June 30, 2008.

In September 2005, the Company became a limited partner in Bay City Capital Fund IV, L.P., a venture capital fund established for the purpose of investing in life sciences companies. In May 2007, the Company became a limited partner in Bay City Capital Fund V, L.P. The Company has committed to invest up to a maximum of $10.0 million in each of these funds. Aggregate capital calls through June 30, 2008 totaled $5.8 million for Bay City Fund IV and $0.7 million for Bay City Fund V. Because no capital call can exceed 20% of the Company’s aggregate capital commitment in each fund and the Company’s capital commitment will expire in June 2009 for Bay City Fund IV and October 2012 for Bay City Fund V, the Company anticipates its remaining capital commitment of $4.2 million for Bay City Fund IV and $9.3 million for Bay City Fund V will be made through a series of future capital calls over the term of each commitment. The Company owned approximately 2.9% and 2.0% of Bay City Fund IV and Bay City Fund V, respectively, as of June 30, 2008.

3.	Accounts Receivable and Unbilled Services

Accounts receivable and unbilled services consisted of the following amounts on the dates set forth below:

	December 31, 2007	June 30, 2008
Billed	$302,429	$305,149
Unbilled	186,112	185,988
Provision for doubtful accounts	(7,064)	(8,472)

Total accounts receivable and unbilled services, net	$481,477	$482,665

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(numbers in tables in thousands)

(unaudited)

4.	Property and Equipment

Property and equipment, stated at cost, consisted of the following amounts on the dates set forth below:

	December 31, 2007	June 30, 2008
Land	$6,761	$6,849
Buildings and leasehold improvements	214,842	220,000
Construction in progress	18,758	48,932
Furniture and equipment	194,187	199,938
Computer equipment and software	171,790	182,907

Total property and equipment	606,338	658,626
Less accumulated depreciation	(250,149)	(279,039)

Total property and equipment, net	$356,189	$379,587

Construction in progress as of June 30, 2008, included software licenses purchased from a third-party vendor with annual payment terms as follows:

July 1, 2008	$4,260
June 1, 2009	4,212
June 1, 2010	4,212
June 1, 2011	4,212
June 1, 2012	4,212

Total future remaining payments	$21,108
Present value discount	(1,184)

Present value of remaining payments	$19,924

The Company classified its liability related to these licenses as $4.3 million in accounts payable, $4.0 million in other accrued expense and $11.6 million in deferred rent and other on its consolidated condensed balance sheet as of June 30, 2008.

The Company owns a building and land in Leicester, England, which had a net book value of $2.4 million as of June 30, 2008. This building housed employees performing work in the Phase I business unit of the Development segment of the Company prior to the closure of that business unit. The Company classified this building as available-for-sale and included it in prepaid expenses and other current assets on its consolidated condensed balance sheet as of June 30, 2008. The net book value at June 30, 2008 was based on offers from external parties. The Company is actively marketing this property.

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(numbers in tables in thousands)

(unaudited)

5.	Goodwill and Intangible Assets

Changes in the carrying amount of goodwill for the 12 months ended December 31, 2007 and the six months ended June 30, 2008, by operating segment, were as follows:

	Development	Discovery Sciences	Total
Balance as of January 1, 2007	$158,766	$53,616	$212,382
Translation adjustments	3,238	—	3,238

Balance as of December 31, 2007	162,004	53,616	215,620
Translation adjustments	2,656	—	2,656

Balance as of June 30, 2008	$164,660	$53,616	$218,276

Information regarding the Company’s other intangible assets follows:

	December 31, 2007			June 30, 2008
	Carrying Amount	Accumulated Amortization	Net	Carrying Amount	Accumulated Amortization	Net
Backlog and customer relationships	$308	$275	$33	$308	$305	$3
License and royalty agreements	2,500	831	1,669	—	—	—

Total	$2,808	$1,106	$1,702	$308	$305	$3

The Company amortizes its intangible assets on a straight-line basis, based on estimated useful lives of three to five years for backlog and customer relationships. The weighted average amortization period is 5.0 years for backlog and customer relationships.

In September 2004, the Company entered into a royalty stream purchase agreement with Accentia Biopharmaceuticals, Inc. under which it paid $2.5 million to Accentia in exchange for the right to receive royalties on sales of specified antifungal products, including SinuNase™, Accentia’s primary compound that it is developing for the treatment of chronic sinusitis. The Company carried this agreement as an intangible asset in the discovery segment. During the first quarter of 2008, Accentia announced results of the SinuNase Phase III clinical trial and reported that SinuNase did not meet its goal in treating chronic sinusitis patients, resulting in a significant amount of uncertainty regarding the future clinical development of SinuNase. As a result, the Company determined that the right under its agreement with Accentia to receive royalties on future sales of SinuNase was impaired, and a non-cash charge of $1.6 million was recorded during the first quarter of 2008 for the remaining unamortized value of its royalty interest in SinuNase.

Amortization expense for each of the three-month periods ended June 30, 2007 and 2008 was $0.1 million and $15,400, respectively. Amortization expense for the six-month periods ended June 30, 2007 and 2008 was $0.2 million and $30,800, respectively. As of June 30, 2008, estimated amortization expense for the remaining six months of 2008 is approximately $2,600.

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(numbers in tables in thousands)

(unaudited)

6.	Shareholders’ Equity

Stock-based compensation

The Company accounts for its share-based compensation plans using the provisions of SFAS No. 123 (revised), “Share-Based Payment”. Accordingly, the Company measures stock-based compensation cost at grant date, based on the fair value of the award, and recognizes it as expense over the employee’s requisite service period.

During the six months ended June 30, 2008, the Company granted options to purchase approximately 1,333,000 shares with a weighted-average exercise price of $44.50. This amount includes options to purchase approximately 1,177,000 shares granted in the Company’s annual grant during the first quarter of 2008. All options were granted with an exercise price equal to the fair value of the Company’s common stock on the grant date. The fair value of the Company’s common stock on the grant date is equal to the Nasdaq closing price of the Company’s stock on the date of grant, except for shares granted under the U.K. Subplan where the fair value of the Company’s common stock on the grant date is equal to the average of the high and low price of the Company’s common stock on the date of grant as reported by Nasdaq. The weighted-average grant date fair value per share determined using the Black-Scholes option-pricing method and the aggregate fair value of options granted during the six months ended June 30, 2008 was $11.24 and $15.0 million, respectively. As of June 30, 2008, the Company had 6.6 million options outstanding.

Stock Repurchase Program

In February 2008, the Company’s Board of Directors approved a stock repurchase program authorizing the Company to repurchase up to $350 million of its common stock from time to time in the open market. The timing and amount of any share repurchases will be determined by the Company’s management based on its evaluation of the market conditions and other factors. The stock repurchase program was and will continue be funded from existing cash and future cash flows from operations and may be discontinued at any time.

During the three months ended June 30, 2008, the Company repurchased approximately 866,000 shares of its common stock at an average price per share of $42.14, for an aggregate purchase price of $36.5 million, including broker commissions.

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(numbers in tables in thousands)

(unaudited)

7.	Comprehensive Income

Comprehensive income consisted of the following amounts on the dates set forth below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2008	2007	2008
Net income, as reported	$42,647	$49,006	$84,634	$89,135
Other comprehensive income:
Cumulative translation adjustment	2,630	1,621	3,805	10,607
Change in fair value of hedging transaction, net of taxes of $0, $790, $0 and $884, respectively	—	1,362	—	1,598
Reclassification adjustment for hedging results included in direct costs, net of taxes of $0, ($111), $0 and ($20), respectively	—	(88)	—	171
Net unrealized loss on investments, net of taxes of ($1,457), ($2,089), ($1,365) and ($1,391), respectively	(2,616)	(3,284)	(2,408)	(2,554)

Total other comprehensive income	14	(389)	1,397	9,822

Comprehensive income	$42,661	$48,617	$86,031	$98,957

Accumulated other comprehensive income consisted of the following amounts on the dates set forth below:

	December 31, 2007	June 30, 2008
Translation adjustment	$24,487	$35,093
Pension liability, net of tax benefit of $2,814	(7,235)	(7,235)
Fair value on hedging transaction, net of tax benefit of $439 and $858, respectively	(1,095)	675
Net unrealized loss on investments, net of tax benefit of $513 and $1,906, respectively	(939)	(3,493)

Total	$15,218	$25,040

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(numbers in tables in thousands)

(unaudited)

8.	Accounting for Derivative Instruments and Hedging Activities

The Company enters into foreign exchange forward and option contracts that are designated and qualify as cash flow hedges under SFAS No. 133. The Company recognizes changes in the fair value of the effective portion of these outstanding forward and option contracts in accumulated other comprehensive income, or OCI. The Company reclassifies these amounts from OCI and recognizes them in earnings when either the forecasted transaction occurs or it becomes probable that the forecasted transaction will not occur.

The Company recognizes changes in the ineffective portion of a derivative instrument in earnings in the current period. The Company measures effectiveness for forward cash flow hedge contracts by comparing the fair value of the forward contract to the change in the forward value of the anticipated transaction. The fair market value of the hedged exposure is presumed to be the market value of the hedge instrument when critical terms match. The Company’s hedging portfolio ineffectiveness for the three months ended June 30, 2007 and 2008 was $0 and $0.2 million, respectively. The Company’s hedging portfolio ineffectiveness for the six months ended June 30, 2007 and 2008 was $0 and $0.4 million, respectively. The Company records the ineffectiveness as a component of direct costs.

The Company has significant international revenues and expenses, and related receivables and payables, denominated in non-functional currencies in the Company’s foreign subsidiaries. As a result, the Company’s operating results can be affected by movements in foreign currency exchange rates. In an effort to minimize this risk, the Company from time to time purchases currency option and forward contracts as cash flow hedges against anticipated and recorded transactions, and the related receivables and payables denominated in non-functional currencies. The Company only uses currency option and forward contracts as hedges to minimize the variability in the Company’s operating results arising from foreign currency exchange rate movements. The Company does not enter into derivative financial instruments for speculative or trading purposes. Hedging contracts are measured at fair value using dealer quotes and mature within 18 months from their inception. The Company’s existing hedging contracts will expire over the next 12 months. The Company expects to reclassify the current gain positions of $1.1 million within the next 12 months from OCI into the income statement.

The Company’s hedging contracts are intended to protect against the impact of changes in the value of the U.S. dollar against other currencies and their impact on operating results. Accordingly, for forecasted transactions, subsidiaries incurring expenses in foreign currencies seek to hedge U.S. dollar revenue contracts. The Company reclassifies OCI associated with hedges of foreign currency revenue into direct costs upon recognition of the forecasted transaction in the statement of operations. At June 30, 2008, the face value of these foreign exchange hedging contracts was $71.9 million.

At June 30, 2008, the Company’s foreign currency derivative portfolio resulted in the Company recognizing an asset of $1.8 million as a component of prepaid expenses and other current assets and a liability of $0.6 million as a component of other accrued expenses.

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(numbers in tables in thousands)

(unaudited)

9.	Pension Plan

The Company has a separate contributory defined benefit plan for its qualifying United Kingdom, or U.K., employees employed by the Company’s U.K. subsidiaries. This pension plan was closed to new participants as of December 31, 2002. The benefits for the U.K. pension plan are based primarily on years of service and average pay at retirement. Plan assets consist principally of investments managed in a mixed fund.

Pension costs for the U.K. pension plan included the following components on the dates set forth below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2008	2007	2008
Service cost	$423	$384	$840	$770
Interest cost	653	810	1,296	1,623
Expected return on plan assets	(679)	(794)	(1,348)	(1,592)
Amortization of gains and losses	137	116	272	233

Net periodic pension cost	$534	$516	$1,060	$1,034

For the six months ended June 30, 2008, the Company made contributions totaling $2.2 million and anticipates contributing an additional $0.4 million to fund this plan during the remainder of 2008.

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

The Company is self-insured for health insurance for the majority of its employees located within the United States, but maintains stop-loss insurance on a “claims made” basis for expenses in excess of $0.28 million per member per year. As of December 31, 2007 and June 30, 2008, the Company maintained a reserve of approximately $4.0 million and $3.3 million, respectively, included in other accrued expenses on the consolidated condensed balance sheets, to cover open claims and estimated claims incurred but not reported.

The Company has commitments to invest up to an aggregate additional $22.1 million in four venture capital funds. For further details, see Note 2.

As of June 30, 2008, the total gross unrecognized tax benefits were $25.5 million, of which $10.8 million, if recognized, would reduce the Company’s effective tax rate. The Company does not anticipate a significant change in total unrecognized tax benefits or its effective tax rate due to the settlement of audits and the expiration of statute of limitations within the next 12 months.

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

As of June 30, 2008, the Company had two collaborations that involved potential future expenditures. The first is the Company’s collaboration with ALZA Corporation, subsequently acquired by Johnson & Johnson, for dapoxetine. In connection with this collaboration, the Company has an obligation to pay a royalty to Eli Lilly and Company of 5% on annual net sales of the compound in excess of $800 million. Johnson & Johnson received a “not approvable” letter from the FDA in October 2005, but continued its global development program. In December 2007, Johnson & Johnson submitted a marketing authorization application for dapoxetine to regulatory authorities in seven countries in the European Union. Although this regulatory application has been submitted, the Company does not know if or when Johnson & Johnson will obtain regulatory approval for dapoxetine in the United States or any other country.

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

In September 2007, the Company entered into a contract with a client to construct a laboratory within a leased building, to supply laboratory equipment and to provide specified laboratory services. The client has agreed to reimburse the Company for the costs of the construction of the laboratory and related equipment over a two-year period. The Company incurred construction and equipment costs of $5.0 million and construction and laboratory up-fit was completed in the second quarter of 2008.

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

The following table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis as of June 30, 2008:

	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents	$212,516	$19,920	$—	$232,436
Short-term investments	—	54,932	—	54,932
Long-term investments	—	—	100,839	100,839
Derivative contracts	—	1,789	—	1,789
Investments—marketable equity securities	5,707	—	—	5,707

Total assets	$218,223	$76,641	$100,839	$395,703

Liabilities
Derivative contracts	$—	$647	$—	$647

Total liabilities	$—	$647	$—	$647

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(numbers in tables in thousands)

(unaudited)

11.	Fair Value (continued)

The following table provides a reconciliation of the beginning and ending balances for assets and liabilities measured at fair value using significant unobservable inputs (Level 3) for the six months ended June 30, 2008:

Long-term investments
Balance as of January 1, 2008	$—
Transfers into Level 3	110,000

Balance as of March 31, 2008	$110,000
Liquidation of investments	(950)
Reclassification to short-term investments	(4,225)
Unrealized loss on investments included in other comprehensive income	(3,986)

Balance as of June 30, 2008	$100,839

Transfers into Level 3 result from changes in the observability of fair value inputs used in determining fair values for different types of financial assets that were previously categorized at a higher level. As a result of failed auctions of auction rate securities and the lack of liquidity in this market, the Company transferred $110.0 million of its auction rate securities into Level 3 during the first quarter of 2008.

12.	Business Segment Data

Revenue by principal business segment is separately stated in the consolidated condensed financial statements. Income (loss) from operations and identifiable assets by principal business segment were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2008	2007	2008
Income (loss) from operations:
Development	$64,750	$72,714	$126,306	$131,011
Discovery Sciences	(3,655)	(1,971)	(5,174)	7,661

Total	$61,095	$70,743	$121,132	$138,672

	December 31, 2007	June 30, 2008
Identifiable assets:
Development	$1,596,616	$1,748,475
Discovery Sciences	87,759	78,624

Total	$1,684,375	$1,827,099

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

With 68 offices in 31 countries and more than 10,400 professionals worldwide, we have provided services to 45 of the top 50 pharmaceutical companies in the world as ranked by 2006 healthcare research and development spending. We also work with leading biotechnology and medical device companies and government organizations that sponsor clinical research. We are one of the world’s largest providers of drug development services to pharmaceutical, biotechnology and medical device companies, and government organizations based on 2007 annual net revenue generated from contract research organizations.

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

Executive Overview

Our revenues are dependent on a relatively small number of industries and clients. As a result, we closely monitor the market for our services. For a discussion of the trends affecting the market for our services, see “Item 1. Business – Industry Overview – Trends Affecting the Drug Discovery and Development Industry” in our Annual Report on Form 10-K for the year ended December 31, 2007. Although we cannot accurately forecast the demand for CRO services for the remainder of 2008, particularly in light of current general economic uncertainties and FDA regulatory developments, the overall market for these services appears to be intact. This is supported by, among other factors, the increase in the volume and size of requests for proposals for our Phase II-IV clinical development services. For the remainder of 2008, we plan to focus on our business development efforts, sales execution and operational performance.

We believe there are specific opportunities for growth and improvement in certain areas of our core development business. In total, the four Phase II-IV geographic regions showed continued strength in the second quarter of 2008. Backlog increased 19.5% compared to the second quarter of 2007, despite lower than expected authorizations for the second quarter of 2008. The authorizations for our bioanalytical lab for the second quarter exceeded our expectations, which should result in revenue growth for this business unit for the remainder of the year. Our cGMP laboratory had a very strong quarter, with a net revenue increase of 29.2% over the second quarter of 2007. This laboratory added new clients and continues to see increased demand for inhalation services. Our central laboratory’s net revenue was 46.9% above the second quarter of 2007. The central laboratory’s new authorizations were also higher than our expectations for the second quarter of 2008, which should provide a basis for future growth of this unit.

We review various metrics to evaluate our financial performance, including period-to-period changes in backlog, new authorizations, cancellation rates, revenue, margins and earnings. In the second quarter of 2008, we had new authorizations of $552.1 million, an increase of 16.7% over the second quarter of 2007. The cancellation rate for the second quarter of 2008 was 26.2% of new authorizations, slightly higher than the 26.0% cancellation rate in the second quarter of 2007. Backlog grew to $2.9 billion as of June 30, 2008, up 20.4% over June 30, 2007. The average length of our contracts increased to 34 months as of June 30, 2008 from 31 months as of June 30, 2007 due to several new contracts with longer than average duration. In the second quarter of 2008, selling, general and administrative costs, or SG&A, as a percentage of net revenue was 24.8% compared to 23.5% in the second quarter of 2007. While a significant portion of the SG&A cost is related to growth in mature and emerging markets, we are focused on decreasing SG&A as a percentage of net revenue. We made significant progress in the second quarter of 2008 as evidenced by a 2.2% increase in SG&A from the first quarter of 2008 as compared to a 6.6% increase in development segment revenue for the same period. In addition, our operating margin improved sequentially as income from operations as a percentage of net revenue increased from 17.1% in the first quarter of 2008 to 17.4% in the second quarter of 2008.

Backlog by client type as of June 30, 2008 was 53.9% pharmaceutical, 35.8% biotech and 10.3% government/other, as compared to 49.3% pharmaceutical, 37.2% biotech and 13.5% government/other as of June 30, 2007. This change in the composition of our backlog is primarily a result of an increase in authorizations from pharmaceutical companies. Net revenue by client type for the quarter ended June 30, 2008 was 55.5% pharmaceutical, 31.2% biotech and 13.3% government/other compared to 59.1% pharmaceutical, 29.4% biotech and 11.5% government/other for the quarter ended June 30, 2007.

For the second quarter of 2008, net revenue contribution by service area was 80.2% for Phase II-IV services, 14.3% for laboratory services, 4.4% for the Phase I clinic and 1.1% for discovery sciences, compared to net revenue contribution for the year ended December 31, 2007 of 81.0% for Phase II-IV services, 14.1% for laboratory services, 3.3% for the Phase I clinic and 1.6% for discovery sciences. Top therapeutic areas by net revenue for the quarter ended June 30, 2008 were oncology, anti-infective/anti-viral, endocrine/metabolic, circulatory/cardiovascular and central nervous system. For a detailed discussion of our revenue, margins, earnings and other financial results for the quarter ended June 30, 2008, see “Results of Operations – Three Months Ended June 30, 2007 versus Three Months Ended June 30, 2008” below.

Capital expenditures for the three months ended June 30, 2008 totaled $18.1 million. These capital expenditures were primarily for our new building in Scotland and various other leasehold improvements, computer software and hardware, and scientific equipment for our laboratory units. We expect our capital expenditures for 2008 to be approximately $80 million to $90 million, primarily associated with facility expansion and improvements, as well as investments in information technology and new laboratory equipment.

As of June 30, 2008, we had $597.0 million of cash and cash equivalents and short- and long-term investments. In the second quarter of 2008, we generated $60.4 million in cash from operations. The number of days’ revenue outstanding in accounts receivable and unbilled services, net of unearned income, also known as DSO, was 46 days for the six months ended June 30, 2008, down from 51 days for the year ended December 31, 2007. DSO decreased in the first six months of 2008 due to improved cash collections, the mix of contracts performed and their payment terms at June 30, 2008 compared to December 31, 2007. We plan to continue to monitor DSO and the various factors that affect it. However, we expect DSO will continue to fluctuate from quarter to quarter depending on contract terms, the mix of contracts performed and our success in collecting receivables.

With regard to our compound partnering arrangements, Johnson & Johnson announced in early December that it filed a marketing authorization application to regulatory authorities in seven European countries under the decentralized filing procedure and that additional filings should follow in other regions. The dipeptidyl peptidase, or DPP-4, program in type 2 diabetes with Takeda is also under regulatory review. Takeda completed the Phase III trials for its lead DPP-4 inhibitor, alogliptin, and submitted the new drug application, or NDA, for this compound in December 2007. In February 2008, the NDA was accepted for filing by the FDA, triggering a $15.0 million milestone payment to us. If additional filings/approvals and launch occur for alogliptin, we will receive additional regulatory milestones, sales-based milestones and royalties. Takeda is also working on a second DPP-4 inhibitor and continues to advance a combination product with DPP-4 and Actos, Takeda’s leading diabetes drug.

In March 2008, Accentia announced the results of its SinuNase Phase III clinical trial and reported that SinuNase failed to meet its goal in treating chronic sinusitis patients. As a result of the outcome of this Phase III trial, the future clinical development of SinuNase and our collaboration with Accentia on this drug candidate is uncertain.

With regard to our collaboration on the statin compound, PPD10558, we completed a high dose comparator study in healthy volunteers. The drug was well-tolerated and a preliminary review of results suggests the statin compound compares favorably to currently marketed statins. We continue to review the data from this trial, identify potential development and commercialization partners and evaluate the future clinical development of this compound. We continue to conduct limited clinical development activities with respect to the statin compound and expect to incur additional R&D expenses in future periods, but the level of expenditures should be lower than in prior periods.

These drug development collaborations allow us to leverage our resources and global drug development expertise to create new opportunities for growth and to share the risks and potential rewards of drug development with our collabrators. For a background discussion of our compound partnering arrangements, see “Item 1. Business – Our Services – Our Discovery Sciences Group – Compound Collaboration Programs” in our Annual Report on Form 10-K for the year ended December 31, 2007. We believe our compound partnering strategy uses our cash resources and drug development expertise to drive mid- to long-term shareholder value. For the remainder of 2008, we plan to continue advancing our existing collaborations and evaluate new potential strategies and opportunities in this area.

New Business Authorizations and Backlog

New business authorizations, which are sales of our services, are added to backlog when we enter into a contract or letter of intent or receive a verbal commitment. Authorizations can vary significantly from quarter to quarter and contracts generally have terms ranging from several months to several years. We recognize revenue on these authorizations as services are performed. Our new authorizations for the three months ended June 30, 2007 and 2008 were $473.0 million and $552.1 million, respectively.

Our backlog consists of new business authorizations for which the work has not started but is anticipated to begin in the future and contracts in process that have not been completed. As of June 30, 2008, the remaining duration of the contracts in our backlog ranged from one to 100 months, with a weighted average duration of 34 months. We expect the weighted average duration of the contracts in our backlog to fluctuate from quarter to quarter in the future, based on the contracts constituting our backlog at any given time. Amounts included in backlog represent potential future revenue and exclude revenue that we have recognized. We adjust backlog on a monthly basis to account for fluctuations in exchange rates. Our backlog as of June 30, 2007 and 2008 was $2.4 billion and $2.9 billion, respectively. For various reasons discussed in “Item 1. Business – Backlog” in our Annual Report on Form 10-K for the year ended December 31, 2007, our backlog might never be recognized as revenue and is not necessarily a meaningful predictor of future performance.

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

In connection with the management of clinical trials, we pay, on behalf of our clients, fees to investigators and test subjects as well as other out-of-pocket costs for items such as travel, printing, meetings and couriers. Our clients reimburse us for these costs. Amounts paid by us as a principal for out-of-pocket costs are included in direct costs as reimbursable out-of-pocket expenses and the reimbursements we receive as a principal are reported as reimbursed out-of-pocket revenue. In our statements of operations, we combine amounts paid by us as an agent for out-of-pocket costs with the corresponding reimbursements, or revenue, we receive as an agent. During the three months ended June 30, 2007 and 2008, fees paid to investigators and other fees we paid as an agent and the associated reimbursements were approximately $91.2 million and $86.7 million, respectively.

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

Recording of Expenses

We generally record our operating expenses among the following categories:

•	direct costs;

•	research and development;

•	selling, general and administrative; and

•	depreciation and amortization.

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

SG&A expenses consist primarily of administrative payroll and related benefit charges, sales, advertising and promotional expenses, recruiting and relocation expenses, training costs, administrative travel, an allocation of facility and information technology costs and costs related to operational employees performing administrative tasks.

We record depreciation expense on a straight-line method, based on estimated useful lives of 40 years for buildings, five years for laboratory equipment, two to five years for software, computers and related equipment, and five to ten years for furniture and equipment, except for aircraft, which we depreciate over 30 years. We depreciate leasehold improvements over the shorter of the life of the relevant lease or the useful life of the improvement. We depreciate property under capital leases over the life of the lease or the service life, whichever is shorter. We record amortization expense on intangible assets on a straight-line method over the life of the intangible assets.

Three Months Ended June 30, 2007 versus Three Months Ended June 30, 2008

The following table sets forth amounts from our consolidated condensed financial statements along with the dollar and percentage change for the three months ended June 30, 2007 compared to the three months ended June 30, 2008.

	Three Months Ended June 30,
(in thousands, except per share data)	2007	2008	$ Inc (Dec)	% Inc (Dec)
Net revenue:
Development	$316,527	$370,648	$54,121	17.1%
Discovery Sciences	4,500	4,258	(242)	(5.4)
Reimbursed out-of-pockets	28,943	32,110	3,167	10.9

Total net revenue	349,970	407,016	57,046	16.3

Direct costs:
Development	157,515	183,546	26,031	16.5
Discovery Sciences	2,462	2,617	155	6.3
Reimbursable out-of-pocket expenses	28,943	32,110	3,167	10.9

Total direct costs	188,920	218,273	29,353	15.5

Research and development expenses	3,963	1,924	(2,039)	(51.5)
Selling, general and administrative expenses	82,149	101,097	18,948	23.1
Depreciation and amortization	13,843	14,979	1,136	8.2

Income from operations	61,095	70,743	9,648	15.8

Reimbursement on (impairment of) investments	—	2,976	2,976	100.0
Interest and other income, net	4,015	2,555	(1,460)	(36.4)

Income before provision for income taxes	65,110	76,274	11,164	17.1
Provision for income taxes	22,463	27,268	4,805	21.4

Net income	$42,647	$49,006	$6,359	14.9

Net income per diluted share	$0.36	$0.41	$0.05	13.9

Total net revenue increased $57.0 million to $407.0 million in the second quarter of 2008. The increase in total net revenue resulted primarily from an increase in our development segment revenue. The development segment generated net revenue of $370.6 million, which accounted for 91.1% of total net revenue for the second quarter of 2008. The 17.1% increase in development segment net revenue was primarily attributable to an increase in the level of Phase II-IV services we provided in the second quarter of 2008 as compared to the same period in 2007. Revenue from our laboratory units and Phase I clinic also increased in the second quarter of 2008 as compared to 2007, contributing to the overall increase in revenue in the development segment.

Total direct costs increased $29.4 million to $218.3 million in the second quarter of 2008 primarily as the result of an increase in development segment direct costs. Development segment direct costs increased $26.0 million to $183.5 million in the second quarter of 2008 primarily due to an increase in personnel costs of $19.0 million from the addition of new employees in our Global Phase II-IV division. The remaining increase in development segment direct costs was due to increased facility and information technology costs of $4.7 million as a result of headcount growth and an increase in subcontractor costs of $1.4 million.

R&D expenses decreased $2.0 million to $1.9 million in the second quarter of 2008. The decrease in R&D expense was primarily due to a decrease in development costs associated with the statin compound we licensed from Ranbaxy and are developing as a potential treatment for dyslipidemia. We are solely responsible for all costs and expenses for the development, manufacture, marketing and commercialization of the compound and licensed products. We continue to conduct limited clinical development activities with respect to the statin compound and expect to incur additional R&D expenses in future periods, but at lower levels than in prior periods. We also plan to continue evaluating other compound partnering strategies and opportunities, which could result in additional R&D expenses.

SG&A expenses increased $18.9 million to $101.1 million in the second quarter of 2008. As a percentage of total net revenue, SG&A expenses increased to 24.8% in the second quarter of 2008 as compared to 23.5% for the same quarter in 2007. The increase in SG&A expenses in absolute terms was primarily related to additional personnel costs of $16.3 million and higher facility and information technology costs of $1.2 million.

Depreciation and amortization expense increased $1.1 million to $15.0 million in the second quarter of 2008. The increase was related to property and equipment we acquired to accommodate our growth. Capital expenditures were $18.1 million in the second quarter of 2008. Our capital expenditures in the second quarter of 2008 primarily consisted of $6.5 million for our new building in Scotland and various other leasehold improvements, $5.2 million for computer software and hardware and $3.7 million for additional scientific equipment for our laboratory units.

Reimbursement on investments of $3.0 million in the second quarter of 2008 consisted of a net reimbursement on an investment in our short-term investment portfolio of $3.3 million and a $0.3 million write-down for an other-than-temporary decline in the fair market value of our equity investment in Accentia. The write-down on Accentia was based on the closing market price of Accentia’s common stock on June 30, 2008. The net reimbursement consisted of a loss on investment of $0.3 million and a reimbursement of $3.6 million on an investment in a AAA-rated tax advantaged investment fund. For further details, see Note 2 in the notes to consolidated condensed financial statements.

Interest and other income, net decreased $1.5 million to $2.6 million in the second quarter of 2008. This decrease was due primarily to the change in foreign currency exchange rates from the time invoices are prepared until payment is received from the client, resulting in a net loss on foreign currency transactions of $1.0 million.

Our provision for income taxes increased $4.8 million to $27.3 million in the second quarter of 2008. Our effective income tax rate for the second quarter of 2008 was 35.8% compared to 34.5% for the second quarter of 2007. The increase in tax rate for the second quarter of 2008 was primarily caused by FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109”, or FIN 48, provisions. The remaining difference in our effective tax rate for the second quarter of 2008 compared to the second quarter of 2007 was due to the change in the geographic distribution of our pretax earnings among locations with varying tax rates.

Net income of $49.0 million in the second quarter of 2008 represents an increase of 14.9% from $42.6 million in 2007. Net income per diluted share of $0.41 in the second quarter of 2008 represents a 13.9% increase from $0.36 net income per diluted share in the second quarter of 2007. Earnings per diluted share for the second quarter of 2008 included a $3.0 million net reimbursement on investments discussed above.

Six Months Ended June 30, 2007 versus Six Months Ended June 30, 2008

The following table sets forth amounts from our consolidated condensed financial statements along with the dollar and percentage change for the six months ended June 30, 2007 compared to the six months ended June 30, 2008.

	Six Months Ended June 30,
(in thousands, except per share data)	2007	2008	$ Inc (Dec)	% Inc (Dec)
Net revenue:
Development	$616,683	$718,446	$101,763	16.5%
Discovery Sciences	8,883	24,025	15,142	170.5
Reimbursed out-of-pockets	56,656	60,791	4,135	7.3

Total net revenue	682,222	803,262	121,040	17.7

Direct costs:
Development	309,430	360,736	51,306	16.6
Discovery Sciences	4,820	5,325	505	10.5
Reimbursable out-of-pocket expenses	56,656	60,791	4,135	7.3

Total direct costs	370,906	426,852	55,946	15.1

Research and development expenses	5,868	6,254	386	6.6
Selling, general and administrative expenses	157,887	200,027	42,140	26.7
Depreciation and amortization	26,429	29,850	3,421	12.9
Impairment of intangible asset	—	1,607	1,607	100.0

Income from operations	121,132	138,672	17,540	14.5

Reimbursement on (impairment of) investments	—	(13,343)	(13,343)	-100.0
Interest and other income, net	8,574	8,272	(302)	-3.5

Income before provision for income taxes	129,706	133,601	3,895	3.0
Provision for income taxes	45,072	44,466	(606)	-1.3

Net income	$84,634	$89,135	$4,501	5.3

Net income per diluted share	$0.71	$0.74	$0.03	4.2

Total net revenue increased $121.0 million to $803.3 million in the first six months of 2008. The increase in total net revenue resulted primarily from an increase in our development segment revenue. The development segment generated net revenue of $718.4 million, which accounted for 89.4% of total net revenue for the first six months of 2008. The 16.5% increase in development segment net revenue was primarily attributable to an increase in the level of Phase II-IV services we provided in the first six months of 2008 as compared to the same period in 2007. Revenue from our laboratory units and Phase I clinic increased in the first six months of 2008 as compared to 2007 and contributed to the overall increase in revenue in the development segment.

The Discovery Sciences segment generated net revenue of $24.0 million in the first six months of 2008, an increase of $15.1 million from the first six months of 2007. The higher 2008 Discovery Sciences segment net revenue was mainly attributable to the $15.0 million milestone payment we earned from Takeda in the first quarter of 2008 as a result of the FDA’s acceptance of the NDA for Takeda’s lead DPP-4 inhibitor, alogliptin.

Total direct costs increased $55.9 million to $426.9 million in the first six months of 2008, primarily as the result of an increase in development segment direct costs. Development segment direct costs increased $51.3 million to $360.7 million in the first six months of 2008 primarily due to an increase in personnel costs of $36.3 million from the addition of new employees in our Global Phase II-IV division. The remaining increase in development segment direct costs was primarily due to increased facility and information technology costs of $8.3 million as a result of headcount growth and an increase in subcontractor costs of $3.8 million.

SG&A expenses increased $42.1 million to $200.0 million in the first six months of 2008. As a percentage of total net revenue, SG&A expenses increased to 24.9% in the first six months of 2008 compared to 23.1% in the first six months of 2007. The increase in SG&A expenses in absolute terms was primarily due to additional personnel costs of $34.2 million.

Depreciation and amortization expense increased $3.4 million to $29.9 million in the first six months of 2008. The increase was related to property and equipment we acquired to accommodate our growth. Capital expenditures were $34.8 million in the first six months of 2008. Our capital expenditures in the first six months of 2008 primarily consisted of $11.2 million for our new building in Scotland and various other leasehold improvements, $8.8 million for computer software and hardware and $8.3 million for additional scientific equipment for our laboratory units.

In March 2008, Accentia announced the results of its SinuNase Phase III clinical trial and reported that SinuNase failed to meet its goal in treating chronic sinusitis patients, resulting in a significant amount of uncertainty regarding the future clinical development of SinuNase. As a result, we wrote off the $1.6 million of remaining unamortized value of our royalty interest in SinuNase during the first six months of 2008.

Income from operations increased $17.5 million to $138.7 million in the first six months of 2008. Income from operations in the first six months of 2008 included a $15.0 million milestone payment from Takeda under the DPP-4 collaboration agreement.

Impairment of investments of $13.3 million in the first six months of 2008 consisted of a net impairment of an investment in our short-term investment portfolio of $3.7 million and a $9.6 million write-down for an other-than-temporary decline in the fair market value of our equity investment in Accentia. The write-down on Accentia was based on the closing market price of Accentia’s common stock on June 30, 2008. The net impairment of investments consisted of an impairment of $7.0 million, occurring in the first quarter of 2008 followed by a net reimbursement of $3.3 million, occurring in the second quarter of 2008 on an investment in a AAA-rated tax advantaged investment fund. For further details, see Note 2 in the notes to consolidated condensed financial statements.

Interest and other income, net decreased $0.3 million to $8.3 million in the second quarter of 2008. This decrease was due primarily to the change in foreign currency exchange rates from the time invoices are prepared until payment is received from the client resulting in a net loss on foreign currency transaction cost of $1.2 million, partially offset by an increase in interest income of $0.7 million.

Our provision for income taxes decreased $0.6 million to $44.5 million in the first six months of 2008. Our effective income tax rate for the first six months of 2008 was 33.3% compared to 34.7% for the first six months of 2007. The decrease in tax rate for the first six months of 2008 was caused by a 1.4% reduction due to a tax benefit realized from the disposal of certain assets during the first quarter of 2008. The remaining difference in our effective tax rates for the first six months of 2008 compared to the first six months of 2007 was due to certain FIN 48 adjustments and the change in the geographic distribution of our pretax earnings among locations with varying tax rates.

Net income of $89.1 million in the first six months of 2008 represents an increase of 5.3% from $84.6 million in the first six months of 2007. Net income per diluted share of $0.74 in the first six months of 2008 represents a 4.2% increase from net income per diluted share of $0.71 in the first six months of 2007. Earnings per diluted share for the first six months of 2008 included a $15.0 million milestone payment from Takeda under our DPP-4 collaboration agreement, a $1.6 million impairment of an intangible asset and a $13.3 million impairment of investments, discussed above.

Liquidity and Capital Resources

As of June 30, 2008, we had $441.2 million of cash and cash equivalents and $54.9 million of short-term investments. We also had $100.8 million of long-term investments, consisting of auction rate securities. We have classified these auction rate securities as long-term due to uncertainties about the liquidity in the auction rate security market. Our cash and cash equivalents and short-term investments are invested in financial instruments that are rated A or better by Standard & Poor’s or Moody’s and earn interest at market rates. Our expected primary cash needs on both a short- and long-term basis are for capital expenditures, expansion of services, possible acquisitions, investments and compound partnering collaborations, geographic expansion, dividends, stock repurchase program, working capital and other general corporate purposes. We have historically funded our operations, dividends and growth, including acquisitions, primarily with cash flow from operations.

We held approximately $209.5 million and $128.2 million in tax-exempt auction rate securities at December 31, 2007 and June 30, 2008, respectively. Our portfolio of investments in auction rate securities consists principally of interests in government-guaranteed student loans, insured municipal debt obligations and municipal preferred auction rate securities. During the six months ended June 30, 2008, a significant number of auction rate securities auctions failed. As of July 31, 2008, we held approximately $115.4 million in auction rate securities. If future auctions fail, we may not be able to liquidate these securities until a future auction is successful, the issuer redeems the outstanding securities or the securities mature. Due to the uncertainties about the liquidity in the auction rate securities market, we classified $100.8 million of our auction rate securities to long-term assets at June 30, 2008. We also recorded an unrealized loss on these investments of $5.1 million as of June 30, 2008. We concluded that this was a temporary impairment based on the market conditions, our ability and intent to hold the auction rate securities for a long-term basis and an assessment of credit quality of the underlying collateral. The classification and valuation of these securities will continue to be reviewed quarterly.

One of the investments in our short-term investment portfolio incurred a loss of $7.0 million in the first quarter of 2008. We elected to liquidate a majority of this investment during the first quarter and had a remaining balance of $8.7 million at March 31, 2008. We liquidated the balance of this investment in the second quarter of 2008 and we were reimbursed by an investment firm for a portion of the loss that was incurred in the first quarter of 2008. For the three months ended June 30, 2008, we recorded a reimbursement of investment of $3.6 million which was partially offset by an additional loss on this investment of $0.3 million which was recorded in the second quarter of 2008.

In the first six months of 2008, our operating activities provided $177.0 million in cash as compared to $84.6 million for the same period last year. The change in cash flow was due primarily to (1) a $20.7 million increase in noncash items relating to investing or financing activities, including an impairment of investment of $13.3 million and an increase in depreciation and amortization of $3.4 million, and (2) deferrals of past, and accruals of expected future, operating cash receipts and payments totaling $65.9 million. The change in adjustments for accruals of expected future operating cash receipts and payments includes accounts receivable and unbilled services of $41.9 million, prepaid expenses and investigator advances of $4.4 million, accounts payable and other accrued expenses and deferred rent of $7.7 million and unearned income of $53.0 million. The change in adjustments for deferrals of past operating cash receipts and payments includes accrued and deferred income taxes of ($27.2) million and payables to investigators of ($14.2) million. Fluctuations in receivables and unearned income occur on a regular basis as we perform services, achieve milestones or other billing criteria, send invoices to clients and collect outstanding accounts receivable. Such activity varies by individual client and contract. We attempt to negotiate payment terms which provide for payment of services prior to or soon after the provision of services, but the levels of unbilled services and unearned revenue can vary significantly.

In the first six months of 2008, our investing activities provided $127.8 million in cash. We used cash to purchase investments of $188.4 million, make capital expenditures of $34.8 million and purchase equity investments of $1.8 million. These amounts were offset by maturities and sales of investments of $352.7 million. Our capital expenditures in the first six months of 2008 primarily consisted of $11.2 million for our new building in Scotland and various other leasehold improvements, $8.8 million for computer software and hardware and $8.3 million for additional scientific equipment for our laboratory units. We expect our capital expenditures for 2008 to be approximately $80 million to $90 million, primarily associated with facility expansions and improvements, as well as investments in information technology and new laboratory equipment.

In the first six months of 2008, our financing activities used $40.2 million of cash. We used cash to repurchase common stock of $36.5 million and to pay dividends of $23.9 million, which was partially offset by proceeds of $17.4 million from stock option exercises and purchases under our employee stock purchase plan and $2.8 million in income tax benefits from the exercise of stock options and disqualifying dispositions of stock.

The following table sets forth amounts from our consolidated balance sheet affecting our working capital, along with the dollar amount of the change from December 31, 2007 to June 30, 2008.

(in thousands)	December 31, 2007	June 30, 2008	$ Inc (Dec)
Current assets:
Cash and cash equivalents	$171,427	$441,185	$269,758
Short-term investments	330,957	54,932	(276,025)
Accounts receivable and unbilled services, net	481,477	482,665	1,188
Income tax receivable	517	6,938	6,421
Investigator advances	15,318	18,065	2,747
Prepaid expenses and other current assets	49,835	68,416	18,581
Deferred tax assets	23,682	23,845	163

Total current assets	$1,073,213	$1,096,046	$22,833

Current liabilities:
Accounts payable	$24,984	$44,623	$19,639
Payables to investigators	58,952	53,304	(5,648)
Accrued income taxes	16,182	11,378	(4,804)
Other accrued expenses	167,235	172,555	5,320
Deferred tax liabilities	101	478	377
Unearned income	205,779	246,876	41,097

Total current liabilities	$473,233	$529,214	$55,981

Working capital	$599,980	$566,832	$(33,148)

Working capital as of June 30, 2008 was $566.8 million compared to $600.0 million at December 31, 2007. The decrease in working capital was due primarily to an increase in cash and cash equivalents partially offset by a decrease in short-term investments and increases in accounts payable and unearned income. In addition, due to the uncertainties about the liquidity in the auction rate securities market, we reclassified $100.8 million of our auction rate securities to long-term assets at June 30, 2008 due to our ability and intent to hold on a long-term basis.

The number of days’ revenue outstanding in accounts receivable and unbilled services, net of unearned income, also known as DSO, decreased to 46 days for the six months ended June 30, 2008 from 51 days for the year ended December 31, 2007. We calculate DSO by dividing accounts receivable and unbilled services less unearned income by average daily gross revenue for the applicable period. We expect DSO will continue to fluctuate in the future depending on contract terms, the mix of contracts performed within a quarter, the levels of investigator advances and unearned income, and our success in collecting receivables.

Effective July 1, 2008, we reduced our $50.0 million revolving credit facility with Bank of America, N. A. to $25.0 million. Indebtedness under the facility is unsecured and subject to covenants relating to financial ratios and restrictions on certain types of transactions. This credit facility does not expressly restrict or limit the payment of dividends. We were in compliance with all loan covenants as of June 30, 2008. Outstanding borrowings under the facility bear interest at an annual fluctuating rate equal to the one-month London Interbank Offered Rate, or LIBOR, plus a margin of 0.6%. Borrowings under this credit facility are available to provide working capital and for general corporate purposes. This credit facility is currently scheduled to expire in June 2009, at which time any outstanding balance will be due. As of June 30, 2008, no borrowings were outstanding under this credit facility, although the aggregate amount available for borrowing had been reduced by $1.8 million due to outstanding letters of credit issued under this facility.

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

In February 2008, we announced our plan to begin a stock repurchase program whereby up to $350 million of our common stock may be purchased from time to time in the open market. We decided to adopt a share repurchase program in view of the current price at which stock was trading at the time of the adoption of the program, the strength of our balance sheet and our ability to generate cash, as well as to minimize earnings dilution from future equity compensation awards. We expect to finance potential repurchases of stock, if any, from existing cash and cash flows from operations. During the three months ended June 30, 2008, we repurchased approximately 866,000 shares of our common stock at an average price per share of $42.14, for an aggregate purchase price of $36.5 million, including broker commissions. As of June 30, 2008, $313.5 million remained available for share repurchases under the stock repurchase program.

We have commitments to invest up to an aggregate additional $22.1 million in four venture capital funds. For further details, see Note 2 in the notes to consolidated condensed financial statements.

As of June 30, 2008, the total gross unrecognized tax benefits were $25.5 million, of which $10.8 million, if recognized, would reduce our effective tax rate. We do not anticipate a significant change in total unrecognized tax benefits or our effective tax rate due to the settlement of audits and the expiration of statute of limitations within the next 12 months.

We have been involved in compound development and commercialization collaborations since 1997. We developed a risk-sharing research and development model to help pharmaceutical and biotechnology clients develop compounds. Through collaborative arrangements based on this model, we assist our clients by sharing the risks and potential rewards associated with the development and commercialization of drugs at various stages of development. As of June 30, 2008, we had four such arrangements that involve the potential future receipt of one or more of the following forms of revenue: payments upon the achievement of specified development and regulatory milestones; royalty payments if the compound is approved for sale; sales-based milestone payments; and a share of net sales up to a specified dollar limit. The compounds that are the subject of these collaborations are either still in development or are awaiting regulatory approvals in certain countries. None of the compounds have been approved for sale in any country in the world. As a result of the risks associated with drug development, including poor or unexpected clinical trial results and obtaining regulatory approval to sell in any country, we might not receive any further milestone payments, royalties or other payments with respect to any of our drug development collaborations.

As of June 30, 2008, we had two collaborations that involved potential future expenditures. The first is our collaboration with ALZA Corporation, subsequently acquired by Johnson & Johnson, for dapoxetine. In connection with this collaboration, we have an obligation to pay a royalty to Eli Lilly and Company of 5% on annual net sales of the compound in excess of $800 million. Johnson & Johnson received a “not approvable” letter from the FDA in October 2005, but continued its global development program. In December 2007, Johnson & Johnson submitted a marketing authorization application for dapoxetine to regulatory authorities in seven countries in the European Union. Although this regulatory application has been submitted, we do not know if or when Johnson & Johnson will obtain regulatory approval for dapoxetine in the United States or any other country.

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

In September 2007, we entered into a contract with a client to construct a laboratory within a leased building, to supply laboratory equipment and to provide specified laboratory services. The client has agreed to reimburse us for the costs of the construction of the laboratory and related equipment over a two-year period. The construction and equipment costs were $5.0 million and construction and laboratory up-fit was completed in the second quarter of 2008.

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

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect reported amounts and related disclosures. We have discussed those estimates that we believe are critical and require the use of complex judgment in their application in our 2007 Annual Report on Form 10-K. There were no material changes to our critical accounting policies and estimates in the first six months of 2008. For detailed information on our critical accounting policies and estimates, see our Annual Report on Form 10-K for the year ended December 31, 2007.

Recent Accounting Pronouncements

Recently issued accounting standards relevant to our financial statements, which are described in “Recent Accounting Pronouncements” in Note 1 in the notes to our consolidated condensed financial statements are:

Date	Title	Effective Date
September 2006	SFAS No. 157, “Fair Value Measurements”	Fiscal years beginning after November 15, 2007 and interim periods within those years except those specified in FAS 157-1 and FAS 157-2 which are effective for fiscal years beginning after November 15, 2008

September 2006	SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R)”	Measurement date provision – fiscal years ending after December 15, 2008

February 2007	SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115”	Fiscal years beginning after November 15, 2007

June 2007	EITF Issue 06-11, “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards”	Fiscal years beginning after December 15, 2007

June 2007	EITF Issue 07-03, “Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities”	Fiscal years beginning after December 15, 2007

December 2007	EITF Issue 07-01, “Accounting for Collaborative Arrangements”	Fiscal years beginning after December 15, 2008

December 2007	SFAS No. 141 (revised 2007), “Business Combinations”	Fiscal years beginning after December 15, 2008

December 2007	SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements - an Amendment of ARB No. 51”	Fiscal years beginning after December 15, 2008

March 2008	SFAS No. 161, “Disclosure about Derivative Instruments and Hedging Activities”	Fiscal years beginning after November 15, 2008

April 2008	FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets”	Fiscal years beginning after December 15, 2008

June 2008	FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities”	Fiscal years beginning after December 15, 2008

June 2008	EITF 08-3, “Accounting by Lessees for Nonrefundable Maintenance Deposits”	Fiscal years beginning after December 15, 2008

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

We are exposed to foreign currency risk by virtue of our international operations. We derived approximately 34.9% and 39.4% of our net revenues for the three months ended June 30, 2007 and 2008, respectively, from operations outside the United States. We generally reinvest funds generated by each subsidiary in the country where they are earned. Our operations in the United Kingdom generated 37.8% of our net revenue from international operations during the three months ended June 30, 2008. Accordingly, we are exposed to adverse movements in foreign currencies, predominately in the pound sterling, euro and Brazilian real.

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

We also have currency risk resulting from the passage of time between the invoicing of clients under contracts and the collection of client payments against those invoices. If a contract is denominated in a currency other than the subsidiary’s local currency, we recognize a receivable at the time of invoicing for the local currency equivalent of the foreign currency invoice amount. Changes in exchange rates from the time the invoice is prepared until payment from the client will result in our receiving either more or less in local currency than the local currency equivalent of the receivable. We recognize this difference as a foreign currency transaction gain or loss, as applicable, and report it in other income, net. If the exchange rate on accounts receivable balances denominated in pounds sterling and euros had increased by 10%, our foreign currency transaction loss would have increased by $5.9 million in the quarter ended June 30, 2008.

Our strategy for managing foreign currency risk relies primarily on receiving payment in the same currency used to pay expenses. From time to time, we also enter into foreign currency hedging activities in an effort to manage our potential foreign exchange exposure. At June 30, 2008, the face amount of these foreign exchange hedging contracts was $71.9 million. If the U.S. dollar had weakened an additional 10% relative to the pound sterling, euro and Brazilian real in the second quarter of 2008, income from operations would have been approximately $1.5 million lower excluding the impact of hedging for the quarter based on revenues and the costs related to our foreign operations.

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

We are exposed to changes in interest rates on our cash, cash equivalents, investments and amounts outstanding under notes payable and lines of credit. We invest our cash and cash equivalents in financial instruments with interest rates based on market conditions. If the interest rates on cash, cash equivalents and investments decreased by 10%, our interest income would have decreased by approximately $0.4 million in the second quarter of 2008.

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

Internal Control Over Financial Reporting

No change to our internal control over financial reporting occurred during the second quarter of 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1.	Legal Proceedings

Beginning in early 2007, we were named as a co-defendant in lawsuits involving claims relating to patients who took sanofi-aventis’ FDA-approved antibiotic Ketek, for which we provided certain clinical trial services to sanofi-aventis’ predecessor prior to FDA approval. Lawsuits are pending in New Jersey, North Carolina, Alabama, Wisconsin and New York. These suits allege multiple causes of action, including negligence, fraud, misrepresentation, breach of warranty, conspiracy, wrongful death and violations of various state and federal statutes, including unfair and deceptive trade practices acts. Generally, the plaintiffs are seeking unspecified damages from alleged injuries from the ingestion of Ketek, and in some of the cases claim damages of at least $20.0 million. It is possible that additional suits will be filed. While there can be no assurance of a successful outcome and litigation costs can be material, we do not believe that these claims against us have merit and intend to vigorously defend ourself in these matters.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

In February 2008, we announced our Board of Directors approved a stock repurchase program authorizing us to repurchase up to $350 million of our common stock. Purchases under this repurchase program may be made from time to time in the open market. The timing and amount of any share repurchases will be determined by our management based on its evaluation of the market conditions and other factors. The following table provides information with respect to purchases made by us of our common stock pursuant to the share repurchase program during the three months ended June 30, 2008:

	Total Number of Shares Purchased	Average Price Paid Per Share (1)	Total Value Paid by the Company (1)	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Share Repurchase Program
Period

April 1, 2008 to April 30, 2008	245,700	$41.73	$10,253,911	$339,746,089

May 1, 2008 to May 31, 2008	620,204	42.30	26,235,587	313,510,502

June 1, 2008 to June 30, 2008	—	—	—	—

(1)	Includes broker commissions.

Item 4.	Submission of Matters to a Vote of Security Holders

Our 2008 Annual Meeting of Shareholders was held on May 21, 2008. At the Annual Meeting, the following directors were elected to office for the ensuing year and were approved by the following votes:

	For	Withheld
Stuart Bondurant	106,340,507	6,466,976

Fredric N. Eshelman	106,446,201	6,361,282

Frederick Frank	103,792,918	9,014,565

David L. Grange	111,318,034	1,489,449

Catherine M. Klema	111,327,951	1,479,532

Terry Magnuson	111,225,101	1,582,382

Ernest Mario	105,101,701	7,705,782

John A McNeill, Jr.	106,327,473	6,480,010

In addition, at the Annual Meeting our shareholders ratified the appointment of Deloitte & Touche LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2008 by a vote of 109,841,777 shares for to 2,922,098 shares against, with 43,608 shares abstaining.

Item 6.	Exhibits

(a)	Exhibits

10.261	Sixth Amendment dated July 1, 2008 to Loan Agreement, between Pharmaceutical Product Development, Inc., PPD Development, LP and Bank of America, N.A.

10.262	Eleventh Amendment dated March 31, 2008, to Lease Agreement, dated April 30, 2001, by and between Greenway Office Center, L.L.C and PPD Development, LP.

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 – Chief Executive Officer

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 – Chief Financial Officer

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

Date: August 7, 2008