Form 10-Q
period 2008-09-30
PHARMACEUTICAL PRODUCT DEVELOPMENT INC
filed 2008-11-05
CIK 1003124

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2008.

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 117,900,576 shares of common stock, par value $0.05 per share, as of October 31, 2008.

Part I. FINANCIAL INFORMATION

Item 1.	Financial Statements

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2008	2007	2008
Net Revenue:
Development	$323,769	$358,674	$940,452	$1,077,120
Discovery Sciences	4,694	7,773	13,577	31,798
Reimbursed out-of-pockets	28,732	32,020	85,388	92,811

Total net revenue	357,195	398,467	1,039,417	1,201,729

Direct Costs:
Development	163,221	173,748	472,651	534,484
Discovery Sciences	2,775	2,741	7,595	8,065
Reimbursable out-of-pocket expenses	28,732	32,020	85,388	92,811

Total direct costs	194,728	208,509	565,634	635,360

Research and development expenses	8,353	1,657	14,221	7,911
Selling, general and administrative expenses	87,129	101,684	245,016	301,711
Depreciation and amortization	14,135	15,332	40,564	45,182
Impairment of intangible asset	—	—	—	1,607

Total operating expenses	304,345	327,182	865,435	991,771

Income from operations	52,850	71,285	173,982	209,958

Interest income, net	4,229	4,249	13,017	13,835
Other income (expense), net	(5)	2,386	(219)	1,072
Impairment of investments, net	—	(2,092)	—	(15,435)

Income before provision for income taxes	57,074	75,828	186,780	209,430
Provision for income taxes	18,834	24,644	63,906	69,110

Net income	$38,240	$51,184	$122,874	$140,320

Net income per common share:
Basic	$0.32	$0.43	$1.04	$1.18

Diluted	$0.32	$0.43	$1.03	$1.16

Dividends declared per common share	$0.03	$0.10	$0.09	$0.30

Weighted average number of common shares outstanding:
Basic	118,739	118,704	118,297	119,093
Dilutive effect of stock options and restricted stock	1,326	1,448	1,462	1,527

Diluted	120,065	120,152	119,759	120,620

The accompanying notes are an integral part of these consolidated condensed financial statements.

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

(unaudited)

(in thousands)

	December 31, 2007	September 30, 2008
Assets
Current assets:
Cash and cash equivalents	$171,427	$462,489
Short-term investments	330,957	47,761
Accounts receivable and unbilled services, net	481,477	458,405
Income tax receivable	517	4,225
Investigator advances	15,318	17,921
Prepaid expenses and other current assets	49,835	60,494
Deferred tax assets	23,682	24,164

Total current assets	1,073,213	1,075,459
Property and equipment, net	356,189	376,540
Goodwill	215,620	214,208
Long-term investments	—	101,873
Equity investments	23,387	12,433
Intangible assets	1,702	2,000
Deferred tax assets	11,717	11,720
Other assets	2,547	2,688

Total assets	$1,684,375	$1,796,921

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$24,984	$26,129
Payables to investigators	58,952	53,321
Accrued income taxes	16,182	13,304
Other accrued expenses	167,235	183,698
Deferred tax liabilities	101	204
Unearned income	205,779	232,499

Total current liabilities	473,233	509,155
Accrued income taxes	29,223	32,193
Accrued additional pension liability	9,763	7,986
Deferred tax liabilities	3,814	3,084
Deferred rent and other	18,246	28,490

Total liabilities	534,279	580,908

Shareholders’ equity:
Common stock	5,955	5,921
Paid-in capital	502,898	542,779
Retained earnings	626,025	671,357
Accumulated other comprehensive income	15,218	(4,044)

Total shareholders’ equity	1,150,096	1,216,013

Total liabilities and shareholders’ equity	$1,684,375	$1,796,921

The accompanying notes are an integral part of these consolidated condensed financial statements.

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Nine Months Ended September 30,
	2007	2008
Cash flows from operating activities:
Net income	$122,874	$140,320
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	40,564	45,182
Impairment of investments	—	15,435
Impairment of intangible asset	—	1,607
Stock compensation expense	15,879	19,182
(Benefit) provision for doubtful accounts	(208)	4,302
Gain on sale of investments	(54)	(521)
Provision for deferred income taxes	6,048	(2,403)
(Gain) loss on disposal of assets, net	(187)	60
Change in operating assets and liabilities	(38,660)	35,601

Net cash provided by operating activities	146,256	258,765

Cash flows from investing activities:
Purchases of property and equipment	(80,089)	(53,210)
Proceeds from sale of property and equipment	1,599	102
Purchase of intangibles	—	(1,500)
Purchases of investments	(338,903)	(198,348)
Maturities and sales of investments	285,137	370,805
Purchases of equity investments	(2,335)	(2,341)
Proceeds from sale of equity investments	979	1,920

Net cash (used in) provided by investing activities	(133,612)	117,428

Cash flows from financing activities:
Proceeds from revolving credit facility	24,986	—
Repayment of revolving credit facility	(24,986)	—
Repayment of construction loan	(74,833)	—
Repayment of capital leases obligations	(319)	—
Repurchases of common stock	—	(66,612)
Proceeds from exercise of stock options and employee stock purchase plan	22,766	25,116
Income tax benefit from exercise of stock options and disqualifying dispositions of stock	3,774	3,190
Cash dividends paid	(10,673)	(35,727)

Net cash used in financing activities	(59,285)	(74,033)

Effect of exchange rate changes on cash and cash equivalents	2,504	(11,098)

Net (decrease) increase in cash and cash equivalents	(44,137)	291,062
Cash and cash equivalents, beginning of the period	179,795	171,427

Cash and cash equivalents, end of the period	$135,658	$462,489

The accompanying notes are an integral part of these consolidated condensed financial statements.

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(numbers in tables in thousands)

(unaudited)

1.	Significant Accounting Policies

The significant accounting policies followed by Pharmaceutical Product Development, Inc. and its subsidiaries (collectively the “Company”) for interim financial reporting are consistent with the accounting policies followed for annual financial reporting. The Company prepared these unaudited consolidated condensed financial statements in accordance with Rule 10-01 of Regulation S-X and, in management’s opinion, has included all adjustments of a normal recurring nature necessary for a fair presentation. The accompanying consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. The results of operations for the three-month and nine-month periods ended September 30, 2008 are not necessarily indicative of the results to be expected for the full year or any other period. The amounts in the December 31, 2007 consolidated condensed balance sheet are derived from the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

Principles of consolidation

The accompanying unaudited consolidated condensed financial statements include the accounts and results of operations of the Company. All intercompany balances and transactions have been eliminated in consolidation.

Recent accounting pronouncements

In September 2006, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements”, or SFAS No. 157, which defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. In addition, the statement establishes a framework for measuring fair value and expands disclosure about fair value measurements. SFAS No. 157 is effective for fiscal years and interim periods beginning after November 15, 2007. However, in February 2008, the FASB issued FASB Staff Position, or FSP FAS, 157-1 and FSP FAS 157-2, which delay the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financials statements on a recurring basis (at least annually) and removes certain leasing transactions from the scope of SFAS No. 157. FSP FAS 157-2 partially defers the effective date of SFAS No. 157 to fiscal years and interim periods beginning after November 15, 2008 for items within the scope of the FSP. The Company does not expect the adoption of FSP FAS 157-1 and FSP FAS 157-2 to have a material impact on the Company’s financial statements. See “Fair Value” below, and Note 11 for a discussion of the Company’s fair value accounting.

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

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations”, or SFAS 141(R). SFAS 141(R) expands the definitions of a business and a business combination and requires that: the purchase price of an acquisition, including the issuance of equity securities to be determined on the acquisition date, be recorded at fair value at the acquisition date; all assets, liabilities, contingent consideration, contingencies and in-process research and development costs of an acquired business be recorded at fair value at the acquisition date; acquisition costs generally be expensed as incurred; restructuring costs generally be expensed in periods subsequent to the acquisition date; and changes be made in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period to impact income tax expense. SFAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company does not expect the adoption of this statement to have a significant impact on its current financial statements due to prospective application. However, the adoption of SFAS 141(R) is expected to have a significant effect on reporting of acquisitions in the financial statements after January 1, 2009.

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

Recent accounting pronouncements (continued)

In June 2008, the FASB issued EITF No. 08-3, “Accounting by Lessees for Nonrefundable Maintenance Deposits”, or EITF 08-3. EITF 08-3 requires that nonrefundable maintenance deposits paid by a lessee under an arrangement accounted for as a lease be accounted for as a deposit asset until the underlying maintenance is performed. When the underlying maintenance is performed, the deposit may be expensed or capitalized in accordance with the lessee’s maintenance accounting policy. Upon adoption, entities must recognize the effect of the change as a change in accounting principle. EITF 08-3 is effective for fiscal years beginning after December 15, 2008, including interim periods within those fiscal years. The Company does not expect EITF 08-3 will have a material impact on its financial statements.

In August 2008, the U.S. Securities and Exchange Commission, or SEC, announced that it will issue for comment a proposed roadmap regarding the potential use by U.S. issuers of financial statements prepared in accordance with International Financial Reporting Standards, or IFRS. IFRS is a comprehensive series of accounting standards published by the International Accounting Standards Board, or IASB. Under the proposed roadmap, the Company could be required in fiscal year 2014 to prepare financial statements in accordance with IFRS and the SEC will make a determination in 2011 regarding mandatory adoption of IFRS. The Company is currently assessing the impact that this potential change would have on our consolidated financial statements and will continue to monitor the development of the potential implementation of IFRS.

Earnings per share

The Company computes basic income per share information based on the weighted average number of common shares outstanding during the period. The Company computes diluted income per share information based on the weighted average number of common shares outstanding during the period plus the effects of any dilutive common stock equivalents. The Company excluded 326,566 shares and 1,302,485 shares from the calculation of diluted earnings per share during the three months ended September 30, 2007 and 2008, respectively, and 508,550 shares and 1,238,035 shares from the calculation of diluted earnings per share during the nine months ended September 30, 2007 and 2008, respectively, because they were antidilutive. Included in the calculation of antidilutive shares are the Company’s stock options, employee stock purchase plan subscriptions and restricted stock that are antidilutive for the period.

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

Derivatives - The Company’s derivative portfolio consists solely of foreign currency forwards and certain foreign currency structured derivatives. The Company’s derivative positions are valued using generally accepted developed models that use as their basis readily observable market parameters that can be validated to external sources, including industry pricing services. These models reflect the contractual terms of the derivatives, including the period to maturity, and market-based parameters such as interest rates, forward rates, currency exchange rates, and the credit quality of the counterparty and do not require significant judgment. These instruments are classified within Level 2 of the valuation hierarchy.

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(numbers in tables in thousands)

(unaudited)

1.	Significant Accounting Policies (continued)

Fair value (continued)

Investments, equity investments and cash equivalents - Where quoted prices are available in an active market, securities are classified in Level 1 of the valuation hierarchy. Level 1 securities included highly liquid debt obligations for which there are quoted prices in active markets, money market funds which trade daily based on net asset values or quoted prices in active markets, and exchange-traded equities. If quoted market prices are not available for the specific security, then the Company estimates fair values by using pricing models or quoted prices of securities with similar characteristics. Examples of such instruments are commercial paper, municipal debt obligations (including auction rate securities, variable rate demand notes and fixed maturity obligations), which would generally be classified within Level 2 of the valuation hierarchy. In certain cases where there is limited activity or less transparency around inputs to the valuation, the Company classifies securities within Level 3 of the valuation hierarchy.

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

(numbers in tables in thousands)

(unaudited)

2.	Cash and Cash Equivalents, Short-term Investments, Long-term Investments and Equity Investments

Cash and cash equivalents, short-term investments, long-term investments and equity investments were composed of the following as of the dates set forth below:

	Cash and cash equivalents	Short-term investments	Long-term investments	Equity investments
As of December 31, 2007
Cash	$121,326
Money market funds	12,474
Auction rate securities		$209,475
Municipal debt securities	23,665	111,230
Time deposits	10,177
Commercial paper	3,785
Other investments		10,252

Marketable equity securities:
BioDelivery Sciences International, Inc.				$1,653
Accentia Biopharmaceuticals, Inc.				14,006
Cost basis investments:
Bay City Capital Funds				5,449
A.M. Pappas Funds				1,529
Other equity investments				750

Total	$171,427	$330,957	$—	$23,387

As of September 30, 2008
Cash	$225,485
Money market funds	237,004
Auction rate securities		$15,239	$101,873
Municipal debt securities		22,522
Time deposits		10,000

Marketable equity securities:
Accentia Biopharmaceuticals, Inc.				$2,306
Cost basis investments:
Bay City Capital Funds				6,995
A.M. Pappas Funds				2,382
Other equity investments				750

Total	$462,489	$47,761	$101,873	$12,433

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

As of December 31, 2007 and September 30, 2008, the Company had the following unrealized gains and losses on investments:

	December 31, 2007	September 30, 2008
Unrealized gains on municipal debt securities	$437	$12
Unrealized losses on municipal debt securities	2,145	309
Unrealized losses on auction rate securities	—	2,963

For the three months and nine months ended September 30, 2007 and 2008, the Company had the following gross realized gains and losses on investments:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2008	2007	2008
Gross realized gains on municipal debt securities	$—	$—	$—	$694
Gross realized losses on other investments	—	—	—	3,734
Gross realized losses on municipal debt securities	—	—	—	8

One of the investments in the Company’s short-term investment portfolio incurred a loss of $7.0 million in the first quarter of 2008. The Company elected to liquidate a majority of this investment during the first quarter, leaving a remaining balance of $8.7 million at March 31, 2008. In the second quarter of 2008, the Company incurred an additional loss of $0.3 million, liquidated the balance of this investment and was reimbursed by an investment firm for $3.6 million of its loss that was incurred in the first quarter of 2008.

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(numbers in tables in thousands)

(unaudited)

2.	Cash and Cash Equivalents, Short-term Investments, Long-term Investments and Equity Investments (continued)

Short-term and long-term investments (continued)

The Company held approximately $209.5 million and $117.1 million in tax-exempt auction rate securities at December 31, 2007 and September 30, 2008, respectively. The Company’s portfolio of investments in auction rate securities consists principally of interests in government-guaranteed student loans, insured municipal debt obligations and municipal preferred auction rate securities. During the nine months ended September 30, 2008, a significant number of auction rate securities auctions failed. If future auctions fail, the Company may not be able to liquidate these securities until a future auction is successful, the issuer redeems the outstanding securities or the securities mature. Due to the uncertainties about the liquidity in the auction rate securities market, the Company classified $101.9 million of its auction rate securities to long-term assets at September 30, 2008. The Company also recorded an unrealized loss on these investments of $3.0 million as of September 30, 2008. The Company concluded that this was a temporary impairment based on the market conditions, the Company’s ability and intent to hold the auction rate securities for a long-term basis and an assessment of credit quality of the underlying collateral. The Company plans to continue to review the classification and valuation of these securities quarterly.

Equity investments

The Company has equity investments in publicly traded entities. The Company classifies investments in marketable equity securities as available-for-sale securities and measures them at market value. The Company determines realized and unrealized gains and losses on equity investments in publicly traded entities on a specific identification basis. The Company records net unrealized gains or losses associated with investments in publicly traded entities as a component of shareholders’ equity until they are realized or until an other-than-temporary decline in market value has occurred. Upon realization or recognition of an other-than-temporary decline in the fair market value of an investment, the Company records an impairment of that investment. The market value of the Company’s equity investments in publicly traded entities is based on the closing price as quoted by the applicable stock exchange or market on the last trading day of the reporting period. The Company classifies its equity investments as long-term assets due to the Company’s ability to hold its investments long-term, the strategic nature of these investments and the lack of liquidity in the public markets for these securities. As of December 31, 2007 and September 30, 2008, the Company had gross unrealized gains of $0.3 million and $0, respectively, and no gross unrealized losses associated with its investments in marketable securities.

The Company held 564,076 common shares of stock in BioDelivery Sciences International, Inc. at December 31, 2007. In September 2008, the Company sold all of these shares at various prices for total proceeds of $1.9 million, resulting in a gain of $0.5 million.

During the nine months ended September 30, 2008, the Company recorded a charge to earnings of $11.7 million for an other-than-temporary decline in the fair market value of its equity investment in Accentia. The write-down was based on a decrease in the publicly quoted market price that Company management believes was other-than-temporary due to the length of time the stock had been trading below the Company’s cost basis and Accentia’s projected near-term performance based on the results of its Phase III clinical trial for SinuNase, as discussed in Note 5. In future quarters, the Company may need to record additional impairments, which are not expected to be material to the consolidated condensed financial statements.

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(numbers in tables in thousands)

(unaudited)

2.	Cash and Cash Equivalents, Short-term Investments, Long-term Investments and Equity Investments (continued)

Equity investments (continued)

The Company also has equity investments in privately held entities that are not publicly traded and for which fair values are not readily determinable. The Company records all of its investments in privately held entities at cost. The Company determines realized and unrealized gains and losses on a specific identification basis. The Company assesses the net realizable value of these entities on a quarterly basis to determine if there has been a decline in the fair value of these entities, and if so, if the decline is other-than-temporary. This quarterly review includes an evaluation of the entity, including, among other things, the market condition of its overall industry, historical and projected financial performance, expected cash needs and recent funding events, as well as the Company’s expected holding period and the length of time and the extent to which the fair value of the investment has been less than cost. Upon realization or recognition of an other-than-temporary decline in the fair market value of an investment, the Company records an impairment of that investment.

In November 2003, the Company became a limited partner in A. M. Pappas Life Science Ventures III, L.P., a venture capital fund established for the purpose of making investments in equity securities of privately held companies in the life sciences, healthcare and technology industries. In October 2007, the Company became a limited partner in A. M. Pappas Life Science Ventures IV, L.P. The Company has committed to invest up to a maximum of $4.8 million and $6.0 million, respectively, in these funds. Aggregate capital calls through September 30, 2008 were $2.4 million and $0, respectively. Because no capital call can exceed 10% of the Company’s aggregate capital commitment in each fund and the Company’s capital commitment will expire in May 2009 for Pappas Fund III and the fifth anniversary of the fund’s first investment for Pappas Fund IV, the Company anticipates that its remaining capital commitment of $2.4 million for Pappas Fund III and $6.0 million for Pappas Fund IV will be made through a series of future capital calls over the term of each commitment. The Company owned approximately 4.7% of Pappas Fund III as of September 30, 2008. Pappas Fund IV had not made any capital calls as of September 30, 2008.

In September 2005, the Company became a limited partner in Bay City Capital Fund IV, L.P., a venture capital fund established for the purpose of investing in life sciences companies. In May 2007, the Company became a limited partner in Bay City Capital Fund V, L.P. The Company has committed to invest up to a maximum of $10.0 million in each of these funds. Aggregate capital calls through September 30, 2008 totaled $6.1 million for Bay City Fund IV and $0.9 million for Bay City Fund V. Because no capital call can exceed 20% of the Company’s aggregate capital commitment in each fund and the Company’s capital commitment will expire in September 2009 for Bay City Fund IV and October 2012 for Bay City Fund V, the Company anticipates its remaining capital commitment of $3.9 million for Bay City Fund IV and $9.1 million for Bay City Fund V will be made through a series of future capital calls over the term of each commitment. The Company owned approximately 2.9% and 2.0% of Bay City Fund IV and Bay City Fund V, respectively, as of September 30, 2008.

3.	Accounts Receivable and Unbilled Services

Accounts receivable and unbilled services consisted of the following amounts on the dates set forth below:

	December 31, 2007	September 30, 2008
Billed	$302,429	$279,762
Unbilled	186,112	189,188
Provision for doubtful accounts	(7,064)	(10,545)

Total accounts receivable and unbilled services, net	$481,477	$458,405

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(numbers in tables in thousands)

(unaudited)

4.	Property and Equipment

Property and equipment, stated at cost, consisted of the following amounts on the dates set forth below:

	December 31, 2007	September 30, 2008
Land	$6,761	$6,620
Buildings and leasehold improvements	214,842	221,418
Construction in progress	18,758	49,029
Furniture and equipment	194,187	202,923
Computer equipment and software	171,790	183,478

Total property and equipment	606,338	663,468
Less accumulated depreciation	(250,149)	(286,928)

Total property and equipment, net	$356,189	$376,540

Construction in progress as of September 30, 2008, included software licenses purchased from a third-party vendor with annual payment terms as follows:

June 1, 2009	$4,212
June 1, 2010	4,212
June 1, 2011	4,212
June 1, 2012	4,212

Total future remaining payments	$16,848
Present value discount	(1,184)

Present value of remaining payments	$15,664

The Company classified its liability related to these licenses as $4.0 million in other accrued expense and $11.6 million in deferred rent and other on its consolidated condensed balance sheet as of September 30, 2008.

The Company owns a building and land in Leicester, England, which had a net book value of $2.4 million as of September 30, 2008. The Company used this building to house a Phase I business unit of the Development segment of the Company prior to the closure of that business unit. The Company classified this building as available-for-sale and included it in prepaid expenses and other current assets on its consolidated condensed balance sheet as of September 30, 2008. The net book value at September 30, 2008 was based on indicative offers from external parties. The Company continues to actively market the property.

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(numbers in tables in thousands)

(unaudited)

5.	Goodwill and Intangible Assets

Changes in the carrying amount of goodwill for the 12 months ended December 31, 2007 and the nine months ended September 30, 2008, by operating segment, were as follows:

	Development	Discovery Sciences	Total
Balance as of January 1, 2007	$158,766	$53,616	$212,382
Translation adjustments	3,238	—	3,238

Balance as of December 31, 2007	162,004	53,616	215,620
Translation adjustments	(1,412)	—	(1,412)

Balance as of September 30, 2008	$160,592	$53,616	$214,208

Information regarding the Company’s other intangible assets follows:

	December 31, 2007			September 30, 2008
	Carrying Amount	Accumulated Amortization	Net	Carrying Amount	Accumulated Amortization	Net
Backlog and customer relationships	$308	$275	$33	$—	$—	$—
License and royalty agreements	2,500	831	1,669	—	—	—
Other intangible asset	—	—	—	2,000	—	2,000

Total	$2,808	$1,106	$1,702	$2,000	$—	$2,000

Intangible assets consist of backlog and customer relationships and an other intangible asset. The other intangible asset has an indefinite life and therefore is not amortized. Backlog and customer relationships are subject to amortization, which the Company amortizes on a straight-line basis, based on estimated useful lives of three to five years. The weighted average amortization period is 5.0 years for backlog and customer relationships.

In September 2004, the Company entered into a royalty stream purchase agreement with Accentia Biopharmaceuticals, Inc. under which it paid $2.5 million to Accentia in exchange for the right to receive royalties on sales of specified antifungal products, including SinuNase™, Accentia’s primary compound that it is developing for the treatment of chronic sinusitis. The Company carried this agreement as an intangible asset in the Discovery Sciences segment. During the first quarter of 2008, Accentia announced results of the SinuNase Phase III clinical trial and reported that SinuNase did not meet its goal in treating chronic sinusitis patients, resulting in a significant amount of uncertainty regarding the future clinical development of SinuNase. As a result, the Company determined that the right under its agreement with Accentia to receive royalties on future sales of SinuNase was impaired, and a non-cash charge of $1.6 million was recorded during the first quarter of 2008 for the remaining unamortized value of its royalty interest in SinuNase.

Amortization expense for the three months ended September 30, 2007 and 2008 was $0.1 million and $2,567, respectively. Amortization expense for the nine months ended September 30, 2007 and 2008 was $0.2 million and $0.1 million, respectively. As of September 30, 2008, all backlog and customer relationships have been fully amortized.

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(numbers in tables in thousands)

(unaudited)

6.	Shareholders’ Equity

Share-based compensation

The Company accounts for its share-based compensation plans using the provisions of SFAS No. 123 (revised), “Share-Based Payment”. Accordingly, the Company measures share-based compensation cost at grant date, based on the fair value of the award, and recognizes it as expense over the employee’s requisite service period.

During the nine months ended September 30, 2008, the Company granted options to purchase approximately 1,448,000 shares with a weighted-average exercise price of $44.05. This amount includes options to purchase approximately 1,177,000 shares granted in the Company’s annual grant during the first quarter of 2008. All options were granted with an exercise price equal to the fair value of the Company’s common stock on the grant date. The fair value of the Company’s common stock on the grant date is equal to the Nasdaq closing price of the Company’s stock on the date of grant. Prior to third quarter of 2008, shares granted under the United Kingdom, or U.K., Subplan had a fair value equal to the average of the high and low price of the Company’s common stock on the date of grant as reported by Nasdaq. The weighted-average grant date fair value per share determined using the Black-Scholes option-pricing method and the aggregate fair value of options granted during the nine months ended September 30, 2008 was $11.12 and $16.1 million, respectively. As of September 30, 2008, the Company had 6.6 million options outstanding. In October 2008, the Company granted options to purchase approximately 620,000 shares with an exercise price of $39.01.

Stock repurchase program

In February 2008, the Company’s Board of Directors approved a stock repurchase program authorizing the Company to repurchase up to $350.0 million of its common stock from time to time in the open market. The timing and amount of any share repurchases will be determined by the Company’s management based on its evaluation of the market conditions and other factors. The stock repurchase program was and will continue to be funded from existing cash and future cash flows from operations and may be discontinued at any time.

During the three and nine months ended September 30, 2008, the Company repurchased approximately 769,000 shares and 1,635,000 shares of its common stock, respectively, for an aggregate purchase price, including broker commissions, of $30.1 million and $66.6 million at an average price per share of $39.18 and $40.75, respectively.

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(numbers in tables in thousands)

(unaudited)

7.	Comprehensive Income

Comprehensive income consisted of the following amounts on the dates set forth below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2008	2007	2008
Net income, as reported	$38,240	$51,184	$122,874	$140,320
Other comprehensive income:
Cumulative translation adjustment	5,864	(26,287)	9,669	(15,680)
Change in fair value of hedging transaction, net of taxes of $344, ($2,154), $344 and ($1,143) respectively	678	(4,857)	678	(3,258)
Reclassification adjustment for hedging results included in direct costs, net of taxes of ($77), $197, ($77) and $176 respectively	(150)	677	(150)	847
Net unrealized gain (loss) on investments, net of taxes of ($68), $756, ($1,433) and ($634), respectively	(125)	1,326	(2,533)	(1,228)
Reclassification to net income of realized gain on investment, net of tax of $33	—	57	—	57

Total other comprehensive income	6,267	(29,084)	7,664	(19,262)

Comprehensive income	$44,507	$22,100	$130,538	$121,058

Accumulated other comprehensive income consisted of the following amounts on the dates set forth below:

	December 31, 2007	September 30, 2008
Translation adjustment	$24,487	$8,806
Pension liability, net of tax benefit of $2,814	(7,235)	(7,235)
Fair value on hedging transaction, net of tax benefit of $439 and $1,406, respectively	(1,095)	(3,505)
Net unrealized loss on investments, net of tax benefit of $513 and $1,150, respectively	(939)	(2,110)

Total	$15,218	$(4,044)

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

The Company recognizes changes in the ineffective portion of a derivative instrument in earnings in the current period. The Company measures effectiveness for forward cash flow hedge contracts by comparing the fair value of the forward contract to the change in the forward value of the anticipated transaction. When critical terms match, the Company presumes fair market value of the hedged exposure to be the market value of the hedge instrument. The Company’s hedging portfolio ineffectiveness for the three months ended September 30, 2007 and 2008 was $0 and $0.3 million, respectively. The Company had no hedging portfolio ineffectiveness for the nine months ended September 30, 2007 and 2008. The Company records any ineffectiveness as a component of direct costs.

The Company has significant international revenues and expenses, and related receivables and payables, denominated in non-functional currencies in the Company’s foreign subsidiaries. As a result, the Company’s operating results can be affected by movements in foreign currency exchange rates. In an effort to minimize this risk, the Company from time to time purchases currency option and forward contracts as cash flow hedges against anticipated and recorded transactions, and the related receivables and payables denominated in non-functional currencies. The Company only uses currency option and forward contracts as hedges to minimize the variability in the Company’s operating results arising from foreign currency exchange rate movements. The Company does not enter into derivative financial instruments for speculative or trading purposes. Hedging contracts are measured at fair value using dealer quotes and mature within 18 months from their inception. As of September 30, 2008, the Company’s existing hedging contracts will expire over the next 15 months. The Company expects to reclassify the current loss positions of $4.6 million within the next 12 months from OCI into the income statement.

The Company’s hedging contracts are intended to protect against the impact of changes in the value of the U.S. dollar against other currencies and their impact on operating results. Accordingly, for forecasted transactions, subsidiaries incurring expenses in foreign currencies seek to hedge U.S. dollar revenue contracts. The Company reclassifies OCI associated with hedges of foreign currency revenue into direct costs upon recognition of the forecasted transaction in the statement of operations. At September 30, 2008, the face value of these foreign exchange hedging contracts was $114.0 million.

At September 30, 2008, the Company’s foreign currency derivative portfolio resulted in the Company recognizing an asset of $0.1 million as a component of prepaid expenses and other current assets and a liability of $5.3 million as a component of other accrued expenses.

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

Pension costs for the U.K. pension plan included the following components on the dates set forth below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2008	2007	2008
Service cost	$431	$369	$1,271	$1,139
Interest cost	665	778	1,961	2,401
Expected return on plan assets	(692)	(762)	(2,040)	(2,354)
Amortization of gains and losses	140	112	412	345

Net periodic pension cost	$544	$497	$1,604	$1,531

For the nine months ended September 30, 2008, the Company made contributions totaling $2.3 million and anticipates contributing an additional $0.2 million to fund this plan during the remainder of 2008.

10.	Commitments and Contingencies

The Company currently maintains insurance for risks associated with the operation of its business, provision of professional services and ownership of property. These policies provide coverage for a variety of potential losses, including loss or damage to property, bodily injury, general commercial liability, professional errors and omissions, and medical malpractice. The Company’s retentions and deductibles associated with these insurance policies range from $0.25 million to $10.0 million.

The Company is self-insured for health insurance for the majority of its employees located within the United States, but maintains stop-loss insurance on a “claims made” basis for expenses in excess of $0.28 million per member per year. As of December 31, 2007 and September 30, 2008, the Company maintained a reserve of approximately $4.0 million and $3.2 million, respectively, included in other accrued expenses on the consolidated condensed balance sheets, to cover open claims and estimated claims incurred but not reported.

As of September 30, 2008, the Company had commitments to invest up to an aggregate additional $21.4 million in four venture capital funds. For further details, see Note 2.

As of September 30, 2008, the total gross unrecognized tax benefits were $25.0 million, of which $10.7 million, if recognized, would reduce the Company’s effective tax rate. The Company does not anticipate a significant change in total unrecognized tax benefits or its effective tax rate due to the settlement of audits and the expiration of statute of limitations within the next 12 months.

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(numbers in tables in thousands)

(unaudited)

10.	Commitments and Contingencies (continued)

The Company has been involved in compound development and commercialization collaborations since 1997. The Company developed a risk-sharing research and development model to help pharmaceutical and biotechnology clients develop compounds. Through collaborative arrangements based on this model, the Company assists its clients by sharing the risks and potential rewards associated with the development and commercialization of drugs at various stages of development. As of September 30, 2008, the Company had four such arrangements that involve the potential future receipt of one or more of the following forms of revenue: payments upon the achievement of specified development and regulatory milestones; royalty payments if the compound is approved for sale; sales-based milestone payments; and a share of net sales up to a specified dollar limit. The compounds that are the subject of these collaborations are either still in development or are awaiting regulatory approvals in certain countries. None of the compounds have been approved for sale in any country in the world. As a result of the risks associated with drug development, including poor or unexpected clinical trial results and obtaining regulatory approval to sell in any country, the Company might not receive any further milestone payments, royalties or other payments with respect to any of the drug development collaborations.

As of September 30, 2008, the Company had two collaborations that involved potential future expenditures. The first is the Company’s collaboration with ALZA Corporation, subsequently acquired by Johnson & Johnson, for dapoxetine. In connection with this collaboration, the Company has an obligation to pay a royalty to Eli Lilly and Company of 5% on annual net sales of the compound in excess of $800 million. Johnson & Johnson received a “not approvable” letter from the United States Food and Drug Administration, or FDA, in October 2005, but continued its global development program. In December 2007, Johnson & Johnson submitted a marketing authorization application for dapoxetine to regulatory authorities in seven countries in the European Union. Although this regulatory application has been submitted, the Company does not know if or when Johnson & Johnson will obtain regulatory approval for dapoxetine in these or any other countries.

The second collaboration involving future expenditures is with Ranbaxy Laboratories Ltd. In February 2007, the Company exercised an option to license from Ranbaxy a statin compound that the Company is developing as a potential treatment for dyslipidemia, a metabolic disorder characterized by high cholesterol levels. Under the agreement, the Company has an exclusive license to make, use, sell, import and sublicense the compound and any licensed product anywhere in the world for any human use. The Company is solely responsible, and will bear all costs and expenses, for the development, manufacture, marketing and commercialization of the compound and licensed products. In addition to the one-time license fee, the Company is obligated to pay Ranbaxy milestone payments upon the occurrence of specified clinical development events. If a licensed product is approved for sale, the Company must also pay Ranbaxy royalties based on sales of the product, as well as commercial milestone payments based on the achievement of specified worldwide sales targets. If all criteria are met, the total amount of potential clinical and sales-based milestones that the Company is obligated to pay Ranbaxy would be $44.0 million. As previously announced, the Company completed a high dose comparator study in healthy volunteers. The drug was well-tolerated and a preliminary review of results suggests the statin compound compares favorably to currently marketed statins. The Company continues to review the data from this trial, identify potential development and commercialization partners and evaluate the future clinical development of this compound.

In September 2007, the Company entered into a contract with a client to construct a laboratory within a leased building, to supply laboratory equipment and to provide specified laboratory services. The client has agreed to reimburse the Company for the costs of the construction of the laboratory and related equipment over a two-year period. The Company completed the construction and up-fit for this laboratory in the second quarter of 2008 and incurred construction and equipment costs of $5.0 million.

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

The following table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis as of September 30, 2008:

	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents	$237,004	$—	$—	$237,004
Short-term investments	—	47,761	—	47,761
Long-term investments	—	—	101,873	101,873
Derivative contracts	—	140	—	140
Equity investments in marketable securities	2,306	—	—	2,306

Total assets	$239,310	$47,901	$101,873	$389,084

Liabilities
Derivative contracts	$—	$5,348	$—	$5,348

Total liabilities	$—	$5,348	$—	$5,348

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(numbers in tables in thousands)

(unaudited)

11.	Fair Value (continued)

The following table provides a reconciliation of the beginning and ending balances for assets and liabilities measured at fair value using significant unobservable inputs (Level 3) for the three and nine months ended September 30, 2008:

Long-term investments
Balance as of January 1, 2008	$—
Transfers into Level 3	110,000

Balance as of March 31, 2008	$110,000
Liquidation of investments	(950)
Reclassification to short-term investments	(4,225)
Unrealized loss on investments included in other comprehensive income	(3,986)

Balance as of June 30, 2008	$100,839
Liquidation of investments	(1,025)
Unrealized gain on investments included in other comprehensive income	2,059

Balance as of September 30, 2008	$101,873

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

Revenue by principal business segment is separately stated in the consolidated condensed financial statements. Income (loss) from operations and identifiable assets by principal business segment were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2008	2007	2008
Income (loss) from operations:
Development	$61,179	$69,292	$187,485	$200,303
Discovery Sciences	(8,329)	1,993	(13,503)	9,655

Total	$52,850	$71,285	$173,982	$209,958

	December 31, 2007	September 30, 2008
Identifiable assets:
Development	$1,596,616	$1,713,905
Discovery Sciences	87,759	83,016

Total	$1,684,375	$1,796,921

13.	Subsequent Event

In October 2008, the Company completed its acquisition of InnoPharm, an independent contract research organization, for total consideration of $9.0 million. With offices in Russia and Ukraine, the acquisition of InnoPharm will strengthen our presence in Eastern Europe and will serve as the foundation for continued growth in a region the Company has targeted for expansion while enhancing our ability to conduct global studies for clients. This acquisition will be included in the Company’s Development segment.

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

With 72 offices in 33 countries and more than 10,500 professionals worldwide, we have provided services to 46 of the top 50 pharmaceutical companies in the world as ranked by 2007 healthcare research and development spending. We also work with leading biotechnology and medical device companies and government organizations that sponsor clinical research. We are one of the world’s largest providers of drug development services to pharmaceutical, biotechnology and medical device companies, and government organizations based on 2007 annual net revenue generated from contract research organizations.

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

Executive Overview

Our revenues are dependent on a relatively small number of industries and clients. As a result, we closely monitor the market for our services. For a discussion of the trends affecting the market for our services, see “Item 1. Business – Industry Overview – Trends Affecting the Drug Discovery and Development Industry” in our Annual Report on Form 10-K for the year ended December 31, 2007. Although we cannot forecast with certainty the demand for CRO services for the remainder of 2008, particularly in light of current general economic conditions and uncertainties, the global financial crisis and FDA regulatory developments, the overall market for these services appears to be solid. This is supported by, among other factors, the increase in the volume and size of requests for proposals for our Phase II-IV clinical development services. For the remainder of 2008, we plan to continue our focus on operational performance and sales execution.

We believe there are specific opportunities for growth and improvement in certain areas of our core development business. In total, the four Phase II-IV geographic regions showed continued strength in the third quarter of 2008 demonstrated by a 35.3% increase in authorizations and a 20.0% increase in backlog compared to the third quarter of 2007. In addition, as we expand our global footprint, we expect our ex-United States Phase II-IV units to continue to grow at a higher rate than our overall revenue growth. Our central laboratory’s net revenue was 14.3% above the third quarter of 2007. In October 2008, we announced plans to expand our global central lab services into Southeast Asia in response to growing client demand, which should provide an opportunity for future growth in this business unit.

We review various metrics to evaluate our financial performance, including period-to-period changes in backlog, new authorizations, cancellation rates, revenue, margins and earnings. In the third quarter of 2008, we had new authorizations of $705.1 million, an increase of 23.6% over the third quarter of 2007. The cancellation rate for the third quarter of 2008 was 29.5% of new authorizations. Excluding a foreign currency adjustment to backlog, the cancellation rate for the quarter was 24.2%. Backlog grew to $3.0 billion as of September 30, 2008, up 20.0% over September 30, 2007. The average length of our contracts continued to increase, reaching 35 months as of September 30, 2008 up from 32 months as of September 30, 2007 due to several new contracts with longer than average duration. In the third quarter of 2008, selling, general and administrative costs, or SG&A, as a percentage of net revenue was 25.5% compared to 24.4% in the third quarter of 2007. Included in SG&A costs is an additional $2.5 million of bad debt expense, which equates to 0.6% of net revenue in the third quarter of 2008. While a significant portion of the SG&A cost is related to growth in mature and emerging markets, we are focused on decreasing SG&A as a percentage of net revenue in the future. In addition, our operating margin improved sequentially as income from operations as a percentage of net revenue increased from 17.4% in the second quarter of 2008 to 17.9% in the third quarter of 2008.

Backlog by client type as of September 30, 2008 was 54.1% pharmaceutical, 35.0% biotech and 10.9% government/other, as compared to 51.1% pharmaceutical, 35.9% biotech and 13.0% government/other as of September 30, 2007. This change in the composition of our backlog was primarily a result of an increase in authorizations from pharmaceutical companies. Net revenue by client type for the quarter ended September 30, 2008 was 56.0% pharmaceutical, 30.8% biotech and 13.2% government/other compared to 58.9% pharmaceutical, 29.3% biotech and 11.8% government/other for the quarter ended September 30, 2007.

For the third quarter of 2008, net revenue contribution by service area was 80.3% for Phase II-IV services, 14.3% for laboratory services, 3.3% for the Phase I clinic and 2.1% for Discovery Sciences, compared to net revenue contribution for the year ended December 31, 2007 of 81.0% for Phase II-IV services, 14.1% for laboratory services, 3.3% for the Phase I clinic and 1.6% for Discovery Sciences. Top therapeutic areas by net revenue for the quarter ended September 30, 2008 were oncology, infectious diseases, circulatory/cardiovascular, endocrine/metabolic and central nervous system. For a detailed discussion of our revenue, margins, earnings and other financial results for the quarter ended September 30, 2008, see “Results of Operations – Three Months Ended September 30, 2007 versus Three Months Ended September 30, 2008” below.

Capital expenditures for the three months ended September 30, 2008 totaled $18.4 million. These capital expenditures were primarily for our new building in Scotland and various other leasehold improvements, computer software and hardware, and scientific equipment for our laboratory units. We expect our capital expenditures for 2008 to be approximately $80 million to $90 million, primarily associated with facility expansion and improvements, as well as investments in information technology and new laboratory equipment.

As of September 30, 2008, we had $612.1 million of cash and cash equivalents and short- and long-term investments. In the third quarter of 2008, we generated $81.8 million in cash from operations. The number of days’ revenue outstanding in accounts receivable and unbilled services, net of unearned income, also known as DSO, for the third quarter of 2008 was 42 days, bringing it to 44 days for the nine months ended September 30, 2008, compared to 51 days for the year ended December 31, 2007. DSO decreased during the first nine months of 2008 due to improved cash collections, the mix of contracts performed and their payment terms. We plan to continue to monitor DSO and the various factors that affect it. However, we expect DSO will continue to fluctuate from quarter to quarter depending on contract terms, the mix of contracts performed and our success in collecting receivables.

With regard to our compound partnering arrangements, Johnson & Johnson’s marketing authorization application for dapoxetine is under regulatory review in seven European countries. The dipeptidyl peptidase, or DPP-4, program in type 2 diabetes with Takeda is also under regulatory review in several countries. Takeda submitted the new drug application, or NDA, for alogliptin to the FDA in December 2007. In February 2008, the alogliptin NDA was accepted for filing by the FDA, triggering a $15.0 million milestone payment to us. In October 2008, the FDA notified Takeda that it would not be able to complete its review of the alogliptin NDA before the Prescription Drug Use Fee Act date of October 27, 2008 due to the lack of internal resources. The FDA did not provide any timelines for its ongoing review of the alogliptin NDA. In September 2008, Takeda submitted an NDA for alogliptin in Japan, triggering an additional $3.0 million milestone payment to us. Takeda also submitted an NDA for a single tablet product with alogliptin and Actos with the FDA in September 2008. If additional filings/approvals and launch occur for alogliptin, we will receive additional regulatory milestones, sales-based milestones and royalties.

With regard to our collaboration on the statin compound, PPD10558, as previously announced, we have completed a high dose comparator study in healthy volunteers. The drug was well-tolerated and a preliminary review of results suggests the statin compound compares favorably to currently marketed statins. We continue to review the data from this trial, identify potential development and commercialization partners and evaluate the future development of this compound. We continue to conduct limited development activities with respect to the statin compound and expect to incur additional R&D expenses in future periods, but the level of expenditures should be lower than in prior periods.

We believe these drug development collaborations allow us to leverage our resources and global drug development expertise to create new opportunities for growth and to share the risks and potential rewards of drug development with our collabrators. For a background discussion of our compound partnering arrangements, see “Item 1. Business – Our Services – Our Discovery Sciences Group – Compound Collaboration Programs” in our Annual Report on Form 10-K for the year ended December 31, 2007. We believe our compound partnering strategy uses our cash resources and drug development expertise to drive mid- to long-term shareholder value. For the remainder of 2008, we plan to continue advancing our existing collaborations and evaluate new potential strategies and opportunities in this area.

New Business Authorizations and Backlog

New business authorizations, which are sales of our services, are added to backlog when we enter into a contract or letter of intent or receive a verbal commitment. Authorizations can vary significantly from quarter to quarter and contracts generally have terms ranging from several months to several years. We recognize revenue on these authorizations as services are performed. Our new authorizations for the three months ended September 30, 2007 and 2008 were $570.6 million and $705.1 million, respectively.

Our backlog consists of new business authorizations for which the work has not started but is anticipated to begin in the future and contracts in process that have not been completed. As of September 30, 2008, the remaining duration of the contracts in our backlog ranged from one to 111 months, with a weighted average duration of 35 months. We expect the weighted average duration of the contracts in our backlog to fluctuate from quarter to quarter in the future, based on the contracts constituting our backlog at any given time. Amounts included in backlog represent potential future revenue and exclude revenue that we have recognized. We adjust backlog on a monthly basis to account for fluctuations in exchange rates. Our backlog as of September 30, 2007 and 2008 was $2.5 billion and $3.0 billion, respectively. For various reasons discussed in “Item 1. Business – Backlog” in our Annual Report on Form 10-K for the

year ended December 31, 2007, our backlog might never be recognized as revenue and is not necessarily a meaningful predictor of future performance.

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

In connection with the management of clinical trials, we pay, on behalf of our clients, fees to investigators and test subjects as well as other out-of-pocket costs for items such as travel, printing, meetings and couriers. Our clients reimburse us for these costs. Amounts paid by us as a principal for out-of-pocket costs are included in direct costs as reimbursable out-of-pocket expenses and the reimbursements we receive as a principal are reported as reimbursed out-of-pocket revenue. In our statements of operations, we combine amounts paid by us as an agent for out-of-pocket costs with the corresponding reimbursements, or revenue, we receive as an agent. During the three months ended September 30, 2007 and 2008, fees paid to investigators and other fees we paid as an agent and the associated reimbursements were approximately $83.9 million and $75.2 million, respectively.

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

Three Months Ended September 30, 2007 versus Three Months Ended September 30, 2008

The following table sets forth amounts from our consolidated condensed financial statements along with the dollar and percentage change for the three months ended September 30, 2007 compared to the three months ended September 30, 2008.

	Three Months Ended September 30,
(in thousands, except per share data)	2007	2008	$ Inc (Dec)	% Inc (Dec)
Net revenue:
Development	$323,769	$358,674	$34,905	10.8%
Discovery Sciences	4,694	7,773	3,079	65.6
Reimbursed out-of-pockets	28,732	32,020	3,288	11.4

Total net revenue	357,195	398,467	41,272	11.6
Direct costs:
Development	163,221	173,748	10,527	6.5
Discovery Sciences	2,775	2,741	(34)	(1.2)
Reimbursable out-of-pocket expenses	28,732	32,020	3,288	11.4

Total direct costs	194,728	208,509	13,781	7.1
Research and development expenses	8,353	1,657	(6,696)	(80.2)
Selling, general and administrative expenses	87,129	101,684	14,555	16.7
Depreciation and amortization	14,135	15,332	1,197	8.5

Income from operations	52,850	71,285	18,435	34.9

Impairment of investments	—	(2,092)	(2,092)	(100.0)
Interest and other income, net	4,224	6,635	2,411	57.1

Income before provision for income taxes	57,074	75,828	18,754	32.9
Provision for income taxes	18,834	24,644	5,810	30.9

Net income	$38,240	$51,184	$12,944	33.9

Net income per diluted share	$0.32	$0.43	$0.11	34.4

Total net revenue increased $41.3 million to $398.5 million in the third quarter of 2008. The increase in total net revenue resulted primarily from an increase in our Development segment revenue. The Development segment generated net revenue of $358.7 million, which accounted for 90.0% of total net revenue for the third quarter of 2008. The 10.8% increase in Development segment net revenue was primarily attributable to an increase in the level of Phase II-IV services and an increase in net revenue from our laboratory units in the third quarter of 2008 as compared to the same period in 2007.

The Discovery Sciences segment generated net revenue of $7.8 million in the third quarter of 2008, an increase of $3.1 million from the third quarter of 2007. The higher 2008 Discovery Sciences segment net revenue was mainly attributable to the $3.0 million milestone payment we earned in the third quarter of 2008 as a result of Takeda’s submission of the alogliptin NDA in Japan.

Total direct costs increased $13.8 million to $208.5 million in the third quarter of 2008 primarily as the result of an increase in Development segment direct costs. Development segment direct costs increased $10.5 million to $173.7 million in the third quarter of 2008 primarily due to an increase in personnel costs of $9.6 million.

R&D expenses decreased $6.7 million to $1.7 million in the third quarter of 2008. The decrease in R&D expense was primarily due to a decrease in development costs associated with the statin compound we licensed from Ranbaxy and are developing as a potential treatment for dyslipidemia. We are solely responsible for all costs and expenses for the development, manufacture, marketing and commercialization of this compound. We continue to conduct limited development activities with respect to the statin compound and expect to incur additional R&D expenses in future periods, but at lower levels than in prior periods. We also plan to continue evaluating other compound partnering strategies and opportunities, which could result in additional R&D expenses in future periods.

SG&A expenses increased $14.6 million to $101.7 million in the third quarter of 2008. As a percentage of total net revenue, SG&A expenses increased to 25.5% in the third quarter of 2008 as compared to 24.4% for the same quarter in 2007. The increase in SG&A expenses in absolute terms was primarily related to additional personnel costs of $13.3 million and higher bad debt costs of $2.5 million, partially offset by a $1.4 million decrease in recruitment and relocation costs.

Depreciation and amortization expense increased $1.2 million to $15.3 million in the third quarter of 2008. The increase was related to property and equipment we acquired to accommodate our growth. Capital expenditures were $18.4 million in the third quarter of 2008. Our capital expenditures in the third quarter of 2008 primarily consisted of $3.5 million for our new building in Scotland and various other leasehold improvements, $11.4 million for computer software and hardware and $2.9 million for additional scientific equipment for our laboratory units.

Impairment of investments of $2.1 million in the third quarter of 2008 consisted of a write-down for an other-than-temporary decline in the fair market value of our equity investment in Accentia. The write-down was based on a decrease in the publicly quoted market price of Accentia’s common stock on September 30, 2008. For further details, see Note 2 in the notes to the consolidated condensed financial statements.

Interest and other income, net increased $2.4 million to $6.6 million in the third quarter of 2008. This increase was due primarily to gains from intercompany long-term loan settlements offset by the change in foreign currency exchange rates from the time invoices are prepared until payment is received from the client, resulting in a net gain on foreign currency transactions of $1.1 million. Interest and other income, net increased an additional $0.9 million from the sale of our institutional review board unit and $0.4 million from gain on the sale of investments.

Our provision for income taxes increased $5.8 million to $24.6 million in the third quarter of 2008. Our effective income tax rate for the third quarter of 2008 was 32.5% compared to 33.0% for the third quarter of 2007. The decrease in tax rate for the third quarter of 2008 compared to the third quarter of 2007 was primarily caused by the change in the geographic distribution of our pretax earnings among locations with varying tax rates.

Net income of $51.2 million in the third quarter of 2008 represents an increase of 33.9% from $38.2 million in the third quarter of 2007. Net income per diluted share of $0.43 in the third quarter of 2008 represents a 34.4% increase from $0.32 net income per diluted share in the third quarter of 2007.

Nine Months Ended September 30, 2007 versus Nine Months Ended September 30, 2008

The following table sets forth amounts from our consolidated condensed financial statements along with the dollar and percentage change for the nine months ended September 30, 2007 compared to the nine months ended September 30, 2008.

	Nine Months Ended September 30,
(in thousands, except per share data)	2007	2008	$ Inc (Dec)	% Inc (Dec)
Net revenue:
Development	$940,452	$1,077,120	$136,668	14.5%
Discovery Sciences	13,577	31,798	18,221	134.2
Reimbursed out-of-pockets	85,388	92,811	7,423	8.7

Total net revenue	1,039,417	1,201,729	162,312	15.6

Direct costs:
Development	472,651	534,484	61,833	13.1
Discovery Sciences	7,595	8,065	470	6.2
Reimbursable out-of-pocket expenses	85,388	92,811	7,423	8.7

Total direct costs	565,634	635,360	69,726	12.3

Research and development expenses	14,221	7,911	(6,310)	(44.4)
Selling, general and administrative expenses	245,016	301,711	56,695	23.1
Depreciation and amortization	40,564	45,182	4,618	11.4
Impairment of intangible asset	—	1,607	1,607	100.0

Income from operations	173,982	209,958	35,976	20.7

Impairment of investments, net	—	(15,435)	(15,435)	(100.0)
Interest and other income, net	12,798	14,907	2,109	16.5

Income before provision for income taxes	186,780	209,430	22,650	12.1
Provision for income taxes	63,906	69,110	5,204	8.1

Net income	$122,874	$140,320	$17,446	14.2

Net income per diluted share	$1.03	$1.16	$0.13	12.6

Total net revenue increased $162.3 million to $1.2 billion in the first nine months of 2008. The increase in total net revenue resulted primarily from an increase in our Development segment revenue. The Development segment generated net revenue of $1.1 billion, and accounted for 89.6% of total net revenue for the first nine months of 2008. The 14.5% increase in Development segment net revenue was primarily attributable to an increase in the level of Phase II-IV services we provided in the first nine months of 2008 as compared to the same period in 2007. Net revenue from our laboratory units and Phase I clinic increased in the first nine months of 2008 as compared to 2007 and contributed to the overall increase in net revenue in the Development segment.

The Discovery Sciences segment generated net revenue of $31.8 million in the first nine months of 2008, an increase of $18.2 million from the first nine months of 2007. The higher 2008 Discovery Sciences segment net revenue was mainly attributable to the $15.0 million milestone payment we earned in the first quarter of 2008 as a result of the FDA’s acceptance of the alogliptin NDA and a $3.0 million milestone payment we earned in the third quarter of 2008 as a result of Takeda’s submission of the alogliptin NDA in Japan.

Total direct costs increased $69.7 million to $635.4 million in the first nine months of 2008, primarily as the result of an increase in Development segment direct costs. Development segment direct costs increased $61.8 million to $534.5 million in the first nine months of 2008 primarily due to an increase in personnel costs of $45.9 million. The remaining increase in Development segment direct costs was primarily due to increased facility and information technology costs of $9.0 million as a result of headcount growth and an increase in subcontractor costs of $4.5 million.

SG&A expenses increased $56.7 million to $301.7 million in the first nine months of 2008. As a percentage of total net revenue, SG&A expenses increased to 25.1% in the first nine months of 2008 compared to 23.6% in the first nine months of 2007. The increase in SG&A expenses in absolute terms was primarily due to additional personnel costs of $47.5 million, higher facility and information technology costs of $2.2 million and higher bad debt expense of $4.5 million.

Depreciation and amortization expense increased $4.6 million to $45.2 million in the first nine months of 2008. The increase was related to property and equipment we acquired to accommodate our growth. Capital expenditures were $53.2 million in the first nine months of 2008. Our capital expenditures in the first nine months of 2008 primarily consisted of $15.7 million for our new building in Scotland and various other leasehold improvements, $20.2 million for computer software and hardware and $11.2 million for additional scientific equipment for our laboratory units.

In March 2008, Accentia announced the results of its SinuNase Phase III clinical trial and reported that SinuNase failed to meet its goal in treating chronic sinusitis patients, resulting in a significant amount of uncertainty regarding the future clinical development of SinuNase. As a result, we wrote off the $1.6 million of remaining unamortized value of our royalty interest in SinuNase during the first nine months of 2008.

Income from operations increased $36.0 million to $210.0 million in the first nine months of 2008. Income from operations in the first nine months of 2008 included $18.0 million in milestone payments under our DPP-4 collaboration agreement with Takeda.

Impairment of investments, net of $15.4 million in the first nine months of 2008 consisted of a net impairment of an investment in our short-term investment portfolio of $3.7 million and a $11.7 million write-down for an other-than-temporary decline in the fair market value of our equity investment in Accentia. The write-down on Accentia was based on a decrease in the publicly quoted market price of Accentia’s common stock on September 30, 2008. The net impairment of investments consisted of an impairment of $7.0 million that occurred in the first quarter of 2008 followed by a net reimbursement of $3.3 million that occurred in the second quarter of 2008 on an investment in a AAA-rated tax-advantaged investment fund. For further details, see Note 2 in the notes to consolidated condensed financial statements.

Interest and other income, net increased $2.1 million to $14.9 million in the first nine months of 2008. This increase was due primarily to an increase on the gain on the sale of investments of $1.1 million, the sale of our institutional review board unit for $0.9 million and an increase in interest income of $0.7 million.

Our provision for income taxes increased $5.2 million to $69.1 million in the first nine months of 2008. Our effective income tax rate for the first nine months of 2008 was 33.0% compared to 34.2% for the first nine months of 2007. The decrease in tax rate for the first nine months of 2008 was impacted by a 0.9% reduction due to a tax benefit realized from the disposal of certain assets during the first quarter of 2008. The remaining difference in our effective tax rates for the first nine months of 2008 compared to the first nine months of 2007 was due to the change in the geographic distribution of our pretax earnings among locations with varying tax rates.

Net income of $140.3 million in the first nine months of 2008 represents an increase of 14.2% from $122.9 million in the first nine months of 2007. Net income per diluted share of $1.16 in the first nine months of 2008 represents a 12.6% increase from net income per diluted share of $1.03 in the first nine months of 2007. Diluted earnings per share for the first nine months of 2008 included $18.0 million in milestone payments from Takeda under our DPP-4 collaboration agreement with Takeda, a $1.6 million impairment of an intangible asset and a $15.4 million impairment of investments, net, all discussed above.

Liquidity and Capital Resources

As of September 30, 2008, we had $462.5 million of cash and cash equivalents and $47.8 million of short-term investments. We also had $101.9 million of long-term investments, consisting of auction rate securities. We have classified these auction rate securities as long-term due to uncertainties about the liquidity in the auction rate securities market. Our cash and cash equivalents and short-term investments are invested in financial instruments that are rated A or better by Standard & Poor’s or Moody’s and earn interest at market rates. Our expected primary cash needs on both a short- and long-term basis are for capital expenditures, expansion of services, possible acquisitions, investments and compound partnering collaborations, geographic expansion, dividends, our stock repurchase program, working capital and other general corporate purposes. We have historically funded our operations, dividends and growth, including acquisitions, primarily with cash flow from operations.

We held approximately $209.5 million and $117.1 million in tax-exempt auction rate securities at December 31, 2007 and September 30, 2008, respectively. Our portfolio of investments in auction rate securities consists principally of interests in government-guaranteed student loans, insured municipal debt obligations and municipal preferred auction rate securities. During the nine months ended September 30, 2008, a significant number of auction rate securities auctions failed. If future auctions fail, we may not be able to liquidate these securities until a future auction is successful, the issuer redeems the outstanding securities or the securities mature. During the first quarter of 2008, due to the uncertainties about the liquidity in the auction rate securities market, we classified $110.0 million of our auction rate securities to long-term assets. Liquidation of these investments, reclassification to short-term assets and recognition of unrealized gains and losses during the nine months ended September 30, 2008 result in a remaining balance of $101.9 million. We also recorded an unrealized loss on these investments of $3.0 million as of September 30, 2008. We concluded that this was a temporary impairment based on the market conditions, our ability and intent to hold the auction rate securities for a long-term basis and an assessment of credit quality of the underlying collateral. The Company plans to continue to review the classification and valuation of these securities quarterly.

In the first nine months of 2008, our operating activities provided $258.8 million in cash as compared to $146.3 million for the same period last year. The change in cash flow was due primarily to (1) a $29.3 million increase in noncash items relating to investing or financing activities, including an impairment of investments, net of $15.4 million, an increase in depreciation and amortization of $4.6 million, an increase in the provision for doubtful accounts of $4.5 million and an increase in stock compensation expense of $3.3 million, and (2) deferrals of past, and accruals of expected future, operating cash receipts and payments totaling $65.8 million. The change in adjustments for accruals of expected future operating cash receipts and payments includes accounts receivable and unbilled services of $59.7 million, prepaid expenses and investigator advances of $8.2 million and unearned income of $43.1 million. The change in adjustments for deferrals of past operating cash receipts and payments includes accounts payable and other accrued expenses and deferred rent of ($13.1) million, accrued and deferred income taxes of ($17.7) million and payables to investigators of ($13.5) million. Fluctuations in receivables and unearned income occur on a regular basis as we perform services, achieve milestones or other billing criteria, send invoices to clients and collect outstanding accounts receivable. This activity varies by individual client and contract. We attempt to negotiate payment terms that provide for payment of services prior to or soon after the provision of services, but the levels of unbilled services and unearned revenue can vary significantly from quarter to quarter.

In the first nine months of 2008, our investing activities provided $117.4 million in cash. We used cash to purchase investments of $198.3 million, make capital expenditures of $53.2 million and purchase equity investments of $2.3 million. These amounts were offset by maturities and sales of investments of $370.8 million. Our capital expenditures in the first nine months of 2008 primarily consisted of $15.7 million for our new building in Scotland and various other leasehold improvements, $20.2 million for computer software and hardware and $11.2 million for additional scientific equipment for our laboratory units. We expect our capital expenditures for 2008 to be approximately $80 million to $90 million, primarily associated with facility expansions and improvements, as well as investments in information technology and new laboratory equipment.

In the first nine months of 2008, our financing activities used $74.0 million of cash. We used $66.6 million of cash to repurchase shares of our common stock and $35.7 million to pay dividends, which was partially offset by proceeds of $25.1 million from stock option exercises and purchases under our employee stock purchase plan and $3.2 million in income tax benefits from the exercise of stock options and disqualifying dispositions of stock.

The following table sets forth amounts from our consolidated balance sheet affecting our working capital, along with the dollar amount of the change from December 31, 2007 to September 30, 2008.

(in thousands)	December 31, 2007	September 30, 2008	$ Inc (Dec)
Current assets:
Cash and cash equivalents	$171,427	$462,489	$291,062
Short-term investments	330,957	47,761	(283,196)
Accounts receivable and unbilled services, net	481,477	458,405	(23,072)
Income tax receivable	517	4,225	3,708
Investigator advances	15,318	17,921	2,603
Prepaid expenses and other current assets	49,835	60,494	10,659
Deferred tax assets	23,682	24,164	482

Total current assets	$1,073,213	$1,075,459	$2,246

Current liabilities:
Accounts payable	$24,984	$26,129	$1,145
Payables to investigators	58,952	53,321	(5,631)
Accrued income taxes	16,182	13,304	(2,878)
Other accrued expenses	167,235	183,698	16,463
Deferred tax liabilities	101	204	103
Unearned income	205,779	232,499	26,720

Total current liabilities	$473,233	$509,155	$35,922

Working capital	$599,980	$566,304	$(33,676)

Working capital as of September 30, 2008 was $566.3 million compared to $600.0 million at December 31, 2007. The decrease in working capital was due primarily to a decrease in short-term investments and increases in unearned income and other accrued expenses partially offset by an increase in cash and cash equivalents. In addition, due to the uncertainties about the liquidity in the auction rate securities market, we reclassified $101.9 million of our auction rate securities to long-term assets at September 30, 2008 due to our ability and intent to hold these securities on a long-term basis until the auction rate securities market improves.

For the third quarter of 2008 DSO was 42 days, bringing it to 44 days for the nine months ended September 30, 2008, compared to 51 days for the year ended December 31, 2007. We calculate DSO by dividing accounts receivable and unbilled services less unearned income by average daily gross revenue for the applicable period. We expect DSO will continue to fluctuate in the future depending on contract terms, the mix of contracts performed within a quarter, the levels of investigator advances and unearned income, and our success in collecting receivables.

Effective July 1, 2008, we reduced our $50.0 million revolving credit facility with Bank of America, N. A. to $25.0 million. Indebtedness under the facility is unsecured and subject to covenants relating to financial ratios and restrictions on certain types of transactions. This credit facility does not expressly restrict or limit the payment of dividends. We were in compliance with all loan covenants as of September 30, 2008. Outstanding borrowings under the facility bear interest at an annual fluctuating rate equal to the one-month London Interbank Offered Rate, or LIBOR, plus a margin of 0.6%. Borrowings under this credit facility are available to provide working capital and for general corporate purposes. This credit facility is currently scheduled to expire in June 2009, at which time any outstanding balance will be due. As of September 30, 2008, no borrowings were outstanding under this credit facility, although the aggregate amount available for borrowing had been reduced by $1.8 million due to outstanding letters of credit issued under this facility.

In October 2007, our Board of Directors amended the annual cash dividend policy to increase the annual dividend rate from $0.12 to $0.40 per share, payable quarterly at a rate of $0.10 per share. The new dividend rate was effective beginning in the fourth quarter of 2007. In September 2008, our Board of Directors further amended the annual dividend policy to increase the annual dividend rate from $0.40 to $0.50 per share, payable quarterly at a rate of $0.125 per share. The new dividend rate will be effective beginning in the fourth quarter of 2008. The cash dividend policy and the payment of future quarterly cash dividends under that policy are not guaranteed and are subject to the discretion of and continuing determination by our Board of Directors that the policy remains in the best interests of our shareholders and in compliance with applicable laws and agreements.

In February 2008, we announced our plan to begin a stock repurchase program whereby up to $350.0 million of our common stock may be purchased from time to time in the open market. We decided to adopt a share repurchase program in view of the current price at which stock was trading at the time of the adoption of the program, the strength of our balance sheet and our ability to generate cash, as well as to minimize earnings dilution from future equity compensation awards. We expect to finance potential repurchases of stock, if any, from existing cash and cash flows from operations. During the three and nine months ended September 30, 2008, we repurchased approximately 769,000 shares and 1,635,000 shares of our common stock, respectively, for an aggregate purchase price, including broker commissions, of $30.1 million and $66.6 million at an average price per share of $39.18 and $40.75, respectively. As of September 30, 2008, $283.4 million remained available for share repurchases under the stock repurchase program.

We have commitments to invest up to an aggregate additional $21.4 million in four venture capital funds. For further details, see Note 2 in the notes to consolidated condensed financial statements.

As of September 30, 2008, the total gross unrecognized tax benefits were $25.0 million, of which $10.7 million, if recognized, would reduce our effective tax rate. We do not anticipate a significant change in total unrecognized tax benefits or our effective tax rate due to the settlement of audits and the expiration of statute of limitations within the next 12 months.

We have been involved in compound development and commercialization collaborations since 1997. We developed a risk-sharing research and development model to help pharmaceutical and biotechnology clients develop compounds. Through collaborative arrangements based on this model, we assist our clients by sharing the risks and potential rewards associated with the development and commercialization of drugs at various stages of development. As of September 30, 2008, we had four such arrangements that involve the potential future receipt of one or more of the following forms of revenue: payments upon the achievement of specified development and regulatory milestones; royalty payments if the compound is approved for sale; sales-based milestone payments; and a share of net sales up to a specified dollar limit. The compounds that are the subject of these collaborations are either still in development or are awaiting regulatory approvals in certain countries. None of the compounds have been approved for sale in any country in the world. As a result of the risks associated with drug development, including poor or unexpected clinical trial results and obtaining regulatory approval to sell in any country, we might not receive any further milestone payments, royalties or other payments with respect to any of our drug development collaborations.

As of September 30, 2008, we had two collaborations that involved potential future expenditures. The first is our collaboration with ALZA Corporation, subsequently acquired by Johnson & Johnson, for dapoxetine. In connection with this collaboration, we have an obligation to pay a royalty to Eli Lilly and Company of 5% on annual net sales of the compound in excess of $800 million. Johnson & Johnson received a “not approvable” letter from the FDA in October 2005, but continued its global development program. In December 2007, Johnson & Johnson submitted a marketing authorization application for dapoxetine to regulatory authorities in seven countries in the European Union. Although this regulatory application has been submitted, we do not know if or when Johnson & Johnson will obtain regulatory approval for dapoxetine in these or any other countries.

The second collaboration involving future expenditures is with Ranbaxy. In February 2007, we exercised an option to license from Ranbaxy a statin compound that we are developing as a potential treatment for dyslipidemia. Under the agreement, we have an exclusive license to make, use, sell, import and sublicense the compound and any licensed product anywhere in the world for any human use. We are solely responsible, and will bear all costs and expenses, for the development, manufacture, marketing and commercialization of the compound and licensed products. In addition to the one-time license fee, we are obligated to pay Ranbaxy milestone payments upon the occurrence of specified clinical development events. If a licensed product is approved for sale, we must also pay Ranbaxy royalties based on sales of the product, as well as commercial milestone payments based on the achievement of specified worldwide sales targets. If all criteria are met, the total amount of potential clinical and sales-based milestones that we are obligated to pay Ranbaxy would be $44.0 million. As previously announced, we have completed a high dose comparator study in healthy volunteers. The drug was well-tolerated and a preliminary review of results suggests the statin compound compares favorably to currently marketed statins. We continue to review the data from this trial, identify potential development and commercialization partners and evaluate the future clinical development of this compound.

In September 2007, we entered into a contract with a client to construct a laboratory within a leased building, to supply laboratory equipment and to provide specified laboratory services. The client has agreed to reimburse us for the costs of the construction of the laboratory and related equipment over a two-year period. We completed the construction and up-fit for this laboratory in the second quarter of 2008 and incurred construction and equipment costs of $5.0 million.

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

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect reported amounts and related disclosures. We have discussed those estimates that we believe are critical and require the use of complex judgment in their application in our 2007 Annual Report on Form 10-K. There were no material changes to our critical accounting policies and estimates in the first nine months of 2008. For detailed information on our critical accounting policies and estimates, see our Annual Report on Form 10-K for the year ended December 31, 2007.

Recent Accounting Pronouncements

Recently issued accounting standards relevant to our financial statements, which are described in “Recent Accounting Pronouncements” in Note 1 in the notes to our consolidated condensed financial statements are:

Date	Title	Effective Date
September 2006	SFAS No. 157, “Fair Value Measurements”	Fiscal years beginning after November 15, 2007 and interim periods within those years except those specified in FAS 157-1 and FAS 157-2 which are effective for fiscal years beginning after November 15, 2008

September 2006	SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R)”	Measurement date provision – fiscal years ending after December 15, 2008

February 2007	SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115”	Fiscal years beginning after November 15, 2007

June 2007	EITF Issue 06-11, “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards”	Fiscal years beginning after December 15, 2007

June 2007	EITF Issue 07-03, “Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities”	Fiscal years beginning after December 15, 2007

December 2007	EITF Issue 07-01, “Accounting for Collaborative Arrangements”	Fiscal years beginning after December 15, 2008

December 2007	SFAS No. 141 (revised 2007), “Business Combinations”	Fiscal years beginning after December 15, 2008

December 2007	SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements - an Amendment of ARB No. 51”	Fiscal years beginning after December 15, 2008

March 2008	SFAS No. 161, “Disclosure about Derivative Instruments and Hedging Activities”	Fiscal years beginning after November 15, 2008

April 2008	FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets”	Fiscal years beginning after December 15, 2008

June 2008	FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities”	Fiscal years beginning after December 15, 2008

June 2008	EITF 08-3, “Accounting by Lessees for Nonrefundable Maintenance Deposits”	Fiscal years beginning after December 15, 2008

August 2008	U.S. SEC will issue for comment a proposed roadmap regarding the potential use by U.S. issuers of financial statements prepared in accordance with IFRS published by the IASB.	Fiscal years ending on or after December 15, 2014

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

Potential Volatility of Quarterly Operating Results and Stock Price

Our quarterly and annual operating results have fluctuated in the past, and we expect that they will continue to fluctuate in the future. Factors that could cause these fluctuations to occur include:

•	the timing and level of new business authorizations;

•	the timing of our Discovery Sciences segment milestone payments or other revenue, if any;

•	the timing of the initiation, progress or cancellation of significant projects;

•	our ability to properly manage our growth;

•	our ability to recruit and retain experienced personnel;

•	impairment of investments or intangible assets;

•	the timing and amount of costs associated with R&D and compound partnering collaborations;

•	litigation costs;

•	the timing of the opening of new offices;

•	the timing of other internal expansion costs;

•	exchange rate fluctuations between periods;

•	our dependence on a small number of industries and clients;

•	the mix of products and services sold in a particular period;

•	pricing pressure in the market for our services;

•	rapid technological change;

•	the timing and amount of start-up costs incurred in connection with the introduction of new products and services;

•	the timing and extent of new government regulations;

•	intellectual property risks; and

•	the timing and amount of costs associated with integrating acquisitions.

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

Fluctuations in quarterly results, actual or anticipated changes in our dividend policy or stock repurchase plan or other factors, including recent general economic and financial market conditions, could affect the market price of our common stock. These factors include ones beyond our control, such as changes in revenue and earnings estimates by analysts, market conditions in our industry, disclosures by product development partners and actions by regulatory authorities with respect to potential drug candidates, changes in pharmaceutical, biotechnology and medical device industries and the government sponsored clinical research sector, and general economic conditions. Any effect on our common stock could be unrelated to our longer-term operating performance. For further details, see “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2007.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

We are exposed to foreign currency risk by virtue of our international operations. We derived approximately 36.2% and 39.8% of our net revenue for the three months ended September 30, 2007 and 2008, respectively, from operations outside the United States. Our operations in the United Kingdom generated 37.7% and 41.7% of our net revenue from international operations during the three months ended September 30, 2007 and 2008. We generally reinvest funds generated by each subsidiary in the country where they are earned. Accordingly, we are exposed to adverse movements in foreign currencies, predominately in the pound sterling, euro and Brazilian real.

The vast majority of our contracts are entered into by our U.S. or U.K. subsidiaries. The contracts entered into by the U.S. subsidiaries are almost always denominated in U.S. dollars. Contracts entered into by our U.K. subsidiaries are generally denominated in U.S. dollars, pounds sterling or euros, with the majority in U.S. dollars. Although an increase in exchange rates for the pound sterling or euro relative to the U.S. dollar increases net revenue from contracts denominated in these currencies, income from operations is negatively affected due to an increase in operating expenses that occurs when we convert our expenses from local currencies into the U.S. dollar equivalent.

We also have currency risk resulting from the passage of time between the invoicing of clients under contracts and the collection of client payments against those invoices. If a contract is denominated in a currency other than the subsidiary’s local currency, we recognize a receivable at the time of invoicing for the local currency equivalent of the foreign currency invoice amount. Changes in exchange rates from the time the invoice is prepared until payment from the client will result in our receiving either more or less in local currency than the local currency equivalent of the receivable. We recognize this difference as a foreign currency transaction gain or loss, as applicable, and report it in other income, net. If the exchange rate on accounts receivable balances denominated in pounds sterling and euros had increased by 10%, our foreign currency transaction loss would have increased by $3.9 million in the quarter ended September 30, 2008.

Our strategy for managing foreign currency risk relies primarily on receiving payment in the same currency used to pay expenses. From time to time, we also enter into foreign currency hedging activities in an effort to manage our potential foreign exchange exposure. At September 30, 2008, the face amount of these foreign exchange hedging contracts was $114.0 million. If the U.S. dollar had weakened an additional 10% relative to the pound sterling, euro and Brazilian real in the third quarter of 2008, income from operations would have been approximately $1.6 million lower excluding the impact of hedging for the quarter based on revenues and the costs related to our foreign operations.

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

Translation of the balance sheet in this manner affects shareholders’ equity through the cumulative translation adjustment account. This account exists only in the foreign subsidiary’s U.S. dollar balance sheet and is necessary to keep the foreign balance sheet, stated in U.S. dollars, in balance. We report translation adjustments with accumulated other comprehensive income (loss) as a separate component of shareholders’ equity. During the third quarter of 2008, several foreign currencies had a large decrease in value relative to the U.S. dollar. This resulted in a larger than normal change in translation adjustment. For further details, see Note 7 in the notes to the consolidated condensed financial statements. To date, cumulative translation adjustments have not been material to our consolidated financial position. However, future translation adjustments could materially and adversely affect us.

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

We are exposed to changes in interest rates on our cash, cash equivalents, investments and amounts outstanding under notes payable and lines of credit. We invest our cash and investments in financial instruments with interest rates based on market conditions. If the interest rates on cash, cash equivalents and investments decreased by 10%, our interest income would have decreased by approximately $0.4 million in the third quarter of 2008.

We are also exposed to market risk related to our investments in auction rate securities. For further details, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources”.

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

Internal Control Over Financial Reporting

No change to our internal control over financial reporting occurred during the third quarter of 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

In February 2008, we announced our Board of Directors approved a stock repurchase program authorizing us to repurchase up to $350 million of our common stock. Purchases under this repurchase program may be made from time to time in the open market. The timing and amount of any share repurchases will be determined by our management based on its evaluation of the market conditions and other factors. The following table provides information with respect to purchases made by us of our common stock pursuant to the share repurchase program during the three months ended September 30, 2008:

	Total Number of Shares Purchased	Average Price Paid Per Share (1)	Total Value Paid by the Company (1)	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Share Repurchase Program
Period
July 1, 2008 to July 30, 2008	322,900	$37.53	$12,118,933	$301,391,569
August 1, 2008 to August 31, 2008	446,000	40.37	18,003,612	283,387,957
September 1, 2008 to September 30, 2008	—	—	—	—

(1)	Includes broker commissions.

Item 6.	Exhibits

(a)	Exhibits

10.263	Third Amendment dated July 7, 2008 to Lease Agreement, dated July 1, 2001, by and between Brandywine Grande C, L.P., and PPD Development, LP

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 – Chief Executive Officer

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 – Chief Financial Officer

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

Date: November 5, 2008