Form 10-K
period 2008-12-31
PHARMACEUTICAL PRODUCT DEVELOPMENT INC
filed 2009-02-24
CIK 1003124

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the common stock held by non-affiliates of the registrant was approximately $4.6 billion as of June 30, 2008, based on the closing price of the Common Stock on that date on the Nasdaq Global Select Market. Shares of common stock held by each executive officer and director and by each person who owns 10% or more of the outstanding common stock have been excluded in that such person might be deemed to be an affiliate. This determination of affiliate status might not be conclusive for other purposes.

As of February 13, 2009, there were 117,839,927 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The Company’s definitive Proxy Statement for its 2009 Annual Meeting of Stockholders (certain parts, as indicated in Part III).

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

We have been in the drug development business for more than 23 years. Our development services include preclinical programs and Phase I to Phase IV clinical development services, as well as bioanalytical, cGMP, biomarker product analysis and global central laboratory services. We have extensive clinical trial experience, including regional, national and global studies across a wide spectrum of therapeutic areas and in 102 countries spanning six continents. In addition, for marketed drugs, biologics and devices, we offer support such as product launch services, medical information, patient compliance programs, patient and disease registry programs, product safety and pharmacovigilance, Phase IV monitored studies and prescription-to-over-the-counter, or Rx to OTC, programs.

With 75 offices in 33 countries and approximately 10,500 professionals worldwide, we have provided services to 46 of the top 50 pharmaceutical companies in the world as ranked by 2007 healthcare research and development spending. We also work with leading biotechnology and medical device companies and government organizations that sponsor clinical research. We are one of the world’s largest providers of drug development services based on 2008 annual net revenue generated from contract research organizations.

Building on our outsourcing relationship with pharmaceutical and biotechnology clients, we established our Discovery Sciences business in 1997. This business primarily focuses on preclinical evaluations of anticancer therapies, biomarker discovery and participant sample analysis services, and compound development and commercialization collaborations. We have developed a risk-sharing research and development model to help pharmaceutical and biotechnology clients develop compounds. Through collaborative arrangements based on this model, we assist our clients by sharing the risks and potential rewards of the development and commercialization of drugs at various stages of development.

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

Over the past 23 years, technological advances, as well as the emergence of the biotechnology industry, have dramatically changed the drug discovery process. New and improved technologies have evolved such as ultra high-throughput screening, new in vitro and in vivo preclinical profiling techniques, biomarker research and the gene-based drug research commonly referred to as genomics. The objective of these innovations is to find more drug targets and to screen chemical compounds against targets much more quickly, with literally millions of compounds possible. This process is expected to produce many more molecules having the ability to affect biological activity. These molecules then need to be tested quickly and economically to determine their viability as potentially safe and effective drug candidates. Moreover, many industry participants, including pharmaceutical, biotechnology and contract research companies, have broadened their efforts to collaborate technically and financially to optimize their drug pipelines.

The Drug Discovery and Development Process

Drug discovery and development is the process of creating drugs for the treatment of human disease. The drug discovery process aims to identify potential drug candidates, while the drug development process involves the testing of these drug candidates for safety and efficacy in animals and humans and to meet regulatory requirements.

The Drug Discovery Process

Targets. Historically, scientists have used classical cellular and molecular biology techniques to map biological pathways in cells to provide a cellular basis for understanding disease processes and to identify key proteins involved in the disease. Proteins that are increased, decreased or altered in some manner in a disease are potential drug targets and can be confirmed in a genetic in vivo animal model that knocks out expression of the protein or over-expresses the protein. Scientists also use genomics to pinpoint the genes responsible for cellular disease functions. Once genes are identified, they are tested in cellular assays or animals to determine which genes seem to have a causal link between cellular function and the occurrence of disease. The preferred genes encode proteins that are used as drug targets in chemical screens.

Screening. After identifying a potential drug target, researchers develop tests, or assays, to screen chemicals for their ability to alter the functional activity of the target. Ones that do so are called “hits.” High-throughput screening processes can quickly evaluate thousands of chemicals.

Lead Generation. Once a hit is identified in a functional assay, the compound is profiled for drug characteristics such as solubility, metabolism, stability and feasibility for commercial production. Scientists now also design compound libraries to provide a starting point to identify leads in the drug discovery process and to better understand the biochemistry and therapeutic relevance of targets. High quality libraries contain compounds of known purity, structure and weight, and also have diverse structural variations. Hits that have good potency and selectivity are called “leads” and are then tested for their potential as drug candidates.

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

Process Research and Development. Compounds created for screening in lead generation and lead optimization are made in relatively small, milligram quantities. Before a drug candidate can be taken into preclinical and clinical trials, larger quantities must be produced. The goal of process research is to improve production of drug candidates in these larger quantities, typically by minimizing the number of production steps, and to determine how to reduce the time and cost of production. Process development refers to the production scale-up and further refinement required for clinical trials and commercial manufacturing.

The Drug Development Process

The drug development process consists of two stages: preclinical and clinical. In the preclinical stage, the new drug is tested in vitro, or in a test tube, and in vivo, or in animals, generally over a one- to three-year period to assess and optimize potential use in humans. After successful preclinical testing, the new drug can be advanced to the clinical development stage, which involves testing in humans. The following discussion describes the role of the U.S. Food and Drug Administration, or FDA, in the clinical drug development process. Similar regulatory processes exist in other countries.

Prior to commencing human clinical trials in the United States, a company must file with the FDA an investigational new drug application, or IND, containing details for at least one study protocol and outlining other planned studies. The company must provide available manufacturing data, preclinical data, information about any use of the drug in humans for other purposes and a detailed plan for the proposed clinical trials. The design of these trials, also referred to as the study protocols, is essential to the success of the drug development effort. The protocols must correctly anticipate the nature of the data to be generated and results that the FDA will require before approving the drug. If the FDA does not comment within 30 days after an IND filing, human clinical trials may begin.

The clinical stage is the most time-consuming and expensive part of the drug development process. The drug undergoes a series of tests in humans, including healthy volunteers as well as participants with the targeted disease or condition. Human trials usually start on a small scale to assess safety and then expand to larger trials to test efficacy. These trials are usually grouped into the following three phases, with multiple trials generally conducted within each phase:

•

Phase I trials involve testing the drug on a limited number of healthy individuals, typically 20 to 80 people, to determine the drug’s basic safety data, including tolerance, absorption, metabolism and excretion. This phase lasts an average of six months to one year.

•

Phase II trials involve testing a small number of volunteer participants, typically 100 to 200 persons, who suffer from the targeted disease or condition, to determine the drug’s effectiveness and how different doses work. This phase lasts an average of one to two years.

•

Phase III trials involve testing large numbers of participants, typically several hundred to several thousand people, to verify efficacy on a large scale, as well as long-term safety. These trials involve numerous sites and generally last two to three years.

After the successful completion of all clinical phases, a company submits to the FDA a new drug application, or NDA, for a drug, or a biologic license application, or BLA, for a biologic, requesting that the product be approved for marketing. The NDA/BLA is a comprehensive, multivolume filing that includes, among other things, the results of all preclinical and clinical studies. The FDA’s review can last from a few months to several years, depending on the drug and the disease state that is being treated. Drugs that successfully complete this review may be marketed in the United States. As a condition to its approval of a drug, the FDA may require additional clinical trials following receipt of approval in order to monitor long-term risks and benefits, to study different dosage levels or to evaluate different safety and efficacy parameters in target populations. In recent years, the FDA has increased its reliance on these trials, and with the passage of the Food and Drug Administration Amendments Act, or FDA Act, in late 2007, the FDA is likely to require sponsors to run more post-approval trials in the future.

Trends Affecting the Drug Discovery and Development Industry

The drug discovery and development services industry has been and will continue to be affected by, among others, the following trends:

Rapid Technological Change and Increased Data. Scientific and technological advancements are rapidly changing the drug discovery and development processes, requiring industry participants to make significant investments to keep pace with competition. The technology to understand gene function, known as functional genomics, is dramatically increasing the number of identified potential drug targets within the human body. Pharmaceuticals on the market today target no more than an estimated 500 human gene products. With an estimated 20,000 to 25,000 human protein-coding genes, an enormous number of targets for therapeutic intervention remain untapped. This number of targets increases the need for companies to use state-of-the-art technologies to effectively validate and optimize promising targets and lead candidates. Industry participants are also looking to applications such as biomarker technology to save development time and costs, as well as enable more precise diagnosis and personalized treatment of disease. These evolving technologies and the expertise to manage them are costly and involve significant investments in expertise, capital, intellectual property and sophisticated instrumentation. Thus, drug discovery and development service firms that have the capability and expertise required to provide early-stage research and development services offer the potential to offset some of these investments and reduce the financial risk of drug discovery efforts.

Changes in the Regulatory Environment. The drug discovery and development process is heavily regulated by the FDA and its Center for Drug Evaluation and Research. In 2008, the FDA extended the review times for many NDAs, including one that is the subject of one of our collaborative agreements, Takeda’s alogliptin. Recent product safety concerns, increases in drug and general healthcare costs and the emergence of importation issues have placed the FDA and other regulatory agencies under increased scrutiny. The war on terror, the risk of global vaccine shortages and the threat of new potential pandemics have elevated the FDA’s focus on research in the areas of bioterrorism and vaccine development. As a result of these and other events, drug safety, cost and availability are under intense monitoring and review by Congress, the FDA and other government agencies. In 2007, primarily in response to the FDA’s handling of postmarket data and recent drug safety concerns, the FDA Act was signed into law. In addition to reauthorizing and amending various provisions that were scheduled to expire, this Act provides the FDA with new regulatory authority to require drug sponsors to run post-approval clinical trials and develop and implement risk evaluation and mitigation strategies. It is also likely that additional legislation will be passed that will impact the FDA and drug development and approval process in the United States. The FDA Act, continued drug safety issues and future legislation could have a lasting and pronounced impact on the drug discovery and development industry.

Government-Sponsored Drug Research and Development. Government agencies continue to be a significant source of funding for new drug and vaccine research and development. The total budget of the National Institutes of Health, or NIH, for the fiscal year 2009 is approximately $29 billion, including significant appropriations for drug research and development initiatives in the areas of cancer, vaccines, AIDS and chronic diseases such as diabetes. As a result, drug research and development service providers and contractors, including CROs, should continue to benefit from government-sponsored research and development initiatives.

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

Biotechnology Industry Growth. The U.S. biotechnology industry has grown rapidly over the last decade and has emerged as a key client segment for the drug development services industry. While the biotechnology industry accounts for a smaller percentage of total industry R&D expenditure, the rate of biotechnology companies’ spending is higher than traditional pharmaceutical companies. In recent years, this industry has generated significant numbers of new drug candidates that will require development and regulatory approval. Many biotechnology companies do not have the necessary staff, operating procedures, experience or expertise to conduct clinical trials on their own. Because of the time and cost involved, these companies rely heavily on contract research organizations to conduct clinical research for their drug candidates. The ability of small and mid-sized biotech companies to attract the funding needed to sustain operations and advance clinical candidates to subsequent stages in the development process has been significantly and adversely affected by the global financial crisis and can affect the growth of the development services industry.

Globalization of Clinical Trials. Clinical trials have become increasingly global as sponsors seek to accelerate patient recruitment, broaden access to trained investigators, reduce costs and gain access to new sources of market expertise. Moreover, pharmaceutical and biotechnology companies are increasingly seeking to file drug registration packages in multiple countries and regulatory jurisdictions to expand drug product markets. More clinical study work is being conducted in Eastern Europe, Asia and Latin America, as well as other geographic regions. The clinical studies to support these registration packages frequently include a combination of multinational and domestic trials. This trend puts an emphasis on global experience and coordination throughout the development process, including the collection, analysis, integration and reporting of clinical trial data. According to the December 2007 Goldman Sachs CRO Report, among the major global drug development service providers from 2003 through 2006, approximately 40% of the net revenue was derived from outside of the United States.

Cost Pressures of Introducing New Drugs. Market forces and governmental safety initiatives place significant pressures on pharmaceutical and biotechnology companies to reduce drug prices. In addition, increased competition as a result of patent expiration, market acceptance of generic drugs, and governmental and privately managed care organization efforts to reduce healthcare costs have added to drug pricing pressures. The industry is responding by consolidating, streamlining operations, decentralizing internal discovery and development processes, and minimizing fixed costs. In addition, increased pressures to differentiate products and justify drug pricing are resulting in an increased focus on healthcare economics, safety monitoring and commercialization services. Moreover, pharmaceutical and biotechnology companies are attempting to increase the speed and efficiency of internal new drug discovery and development processes.

PPD’s Solution

We address the needs of the pharmaceutical, biotechnology and medical device industries, as well as academic and government organizations, for drug discovery and development by providing integrated services to help our clients maximize the return on their research and development investments. Our application of innovative technologies, therapeutic expertise and commitment to quality throughout the drug discovery and development process offers our clients a way to identify and develop successful drugs and devices more quickly and cost-effectively. We have obtained significant drug development expertise from more than 23 years of operation. We use our proprietary informatics technology across our discovery and development services to support and help accelerate the drug discovery and development process. Finally, with global infrastructure and expertise in key regions throughout the world, we are able to accommodate the multinational discovery and development needs of our clients.

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

•

Provide a broad range of integrated drug discovery and development services and products. We offer a broad range of integrated services and products that are designed to address our clients’ needs from the preclinical through post-approval phase. By integrating extensive discovery and development services and products across our clients’ product life cycles, we can more effectively serve existing clients and attract new clients. We believe that our range of discovery and development services and products is one of the most extensive available within a single company.

•

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

•

Pursue collaborative drug development relationships. We plan to continue to selectively seek opportunities to in-license and develop earlier stage compounds based on our risk-sharing model. These types of arrangements could provide us opportunities to receive upfront license fees, milestone payments and royalties on sales of drugs successfully developed and commercialized. We also intend to selectively pursue out-licensing arrangements, which might also involve us providing Discovery Sciences and Development services for the continued development of a drug candidate.

•

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

•

Strategic global expansion to meet client needs. We currently have operations in the Americas, Europe, Middle East, Africa and Asia Pacific, which position us to meet our clients’ multinational needs. We intend to further expand globally when we deem it appropriate to meet our existing and prospective clients’ demands, as demonstrated by our recent acquisition of an independent contract research organization with offices in Russia and Ukraine and our recently announced acquisition of another independent contract research organization with offices in Central and Eastern Europe.

•

Pursue strategic acquisitions and investments. We will continue to actively seek strategic acquisitions and investments, both within and complementary to our current business. Our criteria for acquisitions and investments include complementary client lists, ability to increase market share within and across clients, complementary therapeutic area and service segment strengths, strategic geographic capabilities, particular process expertise and complementary services, products or technologies.

Our Services

We provide services designed to increase efficiency, reduce time and save costs through our global infrastructure, integrated research and development technologies experience, and client-focused communications. We operate in two segments: Discovery Sciences and Development. See our consolidated statements of income included elsewhere in this report for segment information regarding net revenue and see Note 15 in the notes to consolidated financial statements for segment information regarding identifiable assets and income or loss from operations.

Our Discovery Sciences Segment

Our Discovery Sciences segment focuses on the discovery research segment of the biopharmaceutical research and development outsourcing market.

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

Once a potential drug candidate is identified, we offer services that enable our clients to advance the drug candidate into a preclinical program both faster and with a greater probability of success. Our experts can provide full preclinical development services and integrate other development services internally.

We offer preclinical consulting as well as a full range of preclinical efficacy, pharmacokinetic, pharmacodynamic and mechanism models for anticancer therapeutic candidates. Our experienced preclinical staff designs and manages the studies needed to identify, profile and optimize lead compounds across all therapeutic areas.

Supported by our board-certified toxicologists, we develop and implement preclinical toxicology programs. To support the clinical development program, we write the toxicology study protocols; identify qualified good laboratory practice, or GLP, testing facilities; manage the placement and conduct of studies; and prepare and review pharmacology, toxicology, absorption and metabolism data for regulatory submissions.

We provide non-GLP early preclinical development services in our laboratory located in Middleton, Wisconsin. Our laboratory analyzes biological fluid samples from preclinical animal studies and conducts in vitro discovery/early development experiments to test potential drug candidates.

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

Biomarker Discovery Sciences. We provide biomarker discovery and participant sample analysis at our Menlo Park, California laboratory. Biomarkers are components of bodily fluids that indicate the progression or presence of a disease. Our laboratory is equipped with advanced technologies to identify different types of proteins, naturally occurring peptides and metabolites, as well as blood cell populations from a variety of biological samples. We use a proprietary mass spectrometry platform for proteomic, peptidomic and metabolomic quantification at the center of our process. Our technology allows clients to analyze participant samples for novel or known biomarkers in the presence or absence of a drug. The changes in the biomarker profile of a participant can assist in the evaluation of the efficacy of a drug. We were issued a U.S. patent covering our proprietary MassView™ software in 2005. The MassView software helps scientists identify individual components of a biological sample and the amount of each component in the sample.

Compound Collaboration Programs. With increased capacity to screen and develop early lead compounds and candidates, pharmaceutical companies now find themselves lacking the capacity to develop all of these compounds and take them to market within a reasonable time. Many biotechnology companies have promising drug development candidates but lack the financial resources or the infrastructure to develop them further. These situations provide attractive opportunities for us to use our extensive experience in strategic, global drug development to selectively in-license and develop compounds or jointly develop drug candidates in collaborative arrangements. Our compound collaborative efforts have created a pipeline of product candidates that leverage our resources, create new opportunities for growth, and allow us to share the risks and rewards of drug development with our clients and partners.

We entered into our first compound partnering arrangement in 1998 when we acquired an exclusive license, as part of a development collaboration with Eli Lilly and Company, to develop and commercialize the compound dapoxetine for genitourinary indications, including premature ejaculation, or PE. We developed the compound through Phase II proof-of-concept and, in January 2001, out-licensed it to Johnson & Johnson. Under the terms of the agreement, we granted Johnson & Johnson worldwide rights to develop and commercialize dapoxetine. Johnson & Johnson is responsible for all clinical, regulatory, manufacturing, sales and marketing costs associated with the compound. In exchange, we received an upfront payment and are entitled to receive further payments if specified regulatory milestones are achieved. In addition, we are entitled to receive royalty payments based on sales of dapoxetine, as well as milestone payments when specified sales levels are reached. In December 2003, we acquired Lilly’s patents and remaining rights to develop and commercialize dapoxetine in the field of genitourinary disorders in return for a cash payment of $65.0 million. We also agreed to pay Lilly a royalty of 5% on annual sales of dapoxetine, if any, in excess of $800 million. In December 2004, Johnson & Johnson submitted an NDA to the FDA for dapoxetine. Johnson & Johnson received a “not approvable” letter from the FDA in October 2005, but continued its global development program. In December 2007, Johnson & Johnson submitted a marketing authorization application for dapoxetine to regulatory authorities in seven countries in the European Union, or EU. In February 2009, Finland and Sweden approved the drug for marketing under the name PriligyTM. As previously disclosed, we are entitled to receive a $2.5 million milestone on each of the first two national approvals, for a total of $5.0 million. We are also entitled to a double-digit royalty on net sales, followed by sales-based milestones if requisite sales levels are reached.

In 2003, we made an investment in Syrrx, Inc., a privately held drug discovery company, and entered into a collaboration agreement to develop Syrrx’s orally active dipeptidyl peptidase IV, or DPP-4, inhibitors to treat type 2 diabetes and other major human diseases. In March 2005, Takeda Pharmaceutical Company Limited acquired Syrrx. In July 2005, Takeda acquired our development and commercialization rights to these DPP-4 inhibitors for a $15.0 million upfront payment, potential milestone payments and royalties associated with the future development and commercialization of specified DPP-4 inhibitors and the right to serve as the sole provider of clinical and bioanalytical services to Takeda for Phase II and Phase III trials of DPP-4 inhibitors conducted in the United States and Europe. As a result of this agreement, we have no further material expense associated with the development and commercialization of these DPP-4 inhibitors. In January 2006, Takeda commenced Phase III trials for the lead DPP-4 inhibitor, alogliptin, and as a result, paid us a $15.0 million milestone payment. In December 2007, Takeda submitted an NDA for alogliptin to the FDA. In February 2008, the alogliptin NDA was accepted for filing by the FDA, triggering a $15.0 million milestone payment to us. In October 2008, the FDA notified Takeda that it would not be able to complete its review of the alogliptin NDA before the Prescription Drug Use Fee Act date due to the lack of internal resources. In September 2008, Takeda submitted an NDA for alogliptin in Japan, triggering an additional $3.0 million milestone payment to us. In September 2008, Takeda also submitted an NDA for a single tablet product, combining alogliptin and Actos, with the FDA. If the FDA approves an NDA containing alogliptin, we will earn a $25.0 million milestone payment from Takeda and will be entitled to receive royalties on the sale of the approved product.

In 2004, we purchased shares of Accentia Biopharmaceuticals, Inc. Series E convertible preferred stock for $5.0 million. Accentia is a specialty biopharmaceutical company focused on the development and commercialization of late-stage clinical products in the areas of respiratory disease and oncology. In 2004, we also entered into an agreement with Accentia under which we purchased a royalty stream on net sales of specified products. We subsequently amended that agreement and agreed to provide specified clinical development services, up to a maximum dollar limitation, to Accentia in connection with a Phase III trial for SinuNase®, Accentia’s proprietary compound that it is developing for the treatment of chronic sinusitis. In exchange for providing these services, Accentia agreed to pay us an additional royalty on the net sales of specified SinuNase products if approved for sale by the FDA. Under the amended agreement, either party had the option to terminate the provisions of the agreement related to our obligation to provide clinical development services at any time on or before December 31, 2006. Accentia exercised this option and terminated these provisions of the agreement effective December 28, 2006. During the first quarter of 2008, Accentia announced results of the SinuNase Phase III clinical trial and reported that SinuNase did not meet its goal in treating chronic sinusitis, resulting in a significant amount of uncertainty regarding the future clinical development of SinuNase. As a result, we determined that the rights under our agreement with Accentia to receive royalties on future sales of SinuNase were impaired, and recorded a non-cash charge of $1.6 million for the remaining unamortized value of our royalty interest in SinuNase. In November 2008, Accentia filed for bankruptcy protection and as a result, we wrote off the remaining value of our investment.

In early 2007, we exercised our option to acquire an exclusive worldwide license from Ranbaxy Laboratories, Ltd. to develop, manufacture and market its novel statin for the treatment of dyslipidemia. The preclinical toxicology, drug metabolism and pharmacokinetic data suggest that the statin has the potential to offer an improved safety profile over currently marketed statins. We will be solely responsible and will bear all costs and expenses for the development, manufacture, marketing and commercialization of the compound and licensed products. Under the terms of the agreement, Ranbaxy will be entitled to receive milestone payments upon the occurrence of specified clinical development events. If a licensed product is approved for sale, Ranbaxy will be entitled to receive royalties on sales of the product, as well as commercial milestone payments based on the achievement of specified worldwide target sales. Ranbaxy has retained co-marketing rights to the compound in India. In 2007, we filed an IND with the FDA and completed a Phase I single dose study in humans. The compound was safe and well-tolerated at all doses in that trial. We also completed a first-in-patient study, and a drug-drug interaction study to evaluate the interaction between our statin and gemfibrozil, a fibrate commonly used to lower triglycerides. As previously announced, we completed a high dose comparator study in healthy volunteers. The drug was well-tolerated and a preliminary review of the results suggests the statin compound compares favorably to currently marketed statins. We continue to review the data from the trial, identify potential development and commercialization partners and evaluate the future clinical development of this compound.

Our Development Segment

We have designed our various global services to be flexible and integrated in order to assist our clients in optimizing their research and development spending through the clinical stages of the development process. We provide a broad range of development services, either individually or as an integrated package, to meet clients’ needs.

Strategic Product Development Solutions. By virtue of our compound partnering experience, we specialize in developing integrated product development strategies that provide companies with interdisciplinary preclinical; chemistry, manufacturing and controls, or CMC; medical; and regulatory road maps for the development of their products through global marketing approvals and the post-marketing life-cycle. Experienced physicians and scientists supplement our clients’ program teams to develop and execute an integrated product development plan designed to speed the product to market with reduced risk. Our awareness of the biopharmaceutical industry’s early-stage program needs allows for rapid initiation of the development planning from preclinical testing into the clinic. Our global footprint allows high quality development services to be easily identified to achieve the development goals that meet our clients’ expectations.

Phase I Clinical Testing. Having conducted Phase I studies for more than 20 years, we are one of the industry’s most experienced Phase I trial providers. Our 330+ bed Phase I clinic in Austin, Texas, capitalizes on our strengths in conducting first-in-man studies, cardiac safety monitoring and large, complex, procedure-intensive Phase I trials. Our professional physician and nursing staff administer general Phase I safety tests, special population studies and bioavailability and bioequivalence testing. Bioavailability and bioequivalence testing involves administration of test compounds and obtaining biological fluids sequentially over time to measure absorption, distribution, metabolism and excretion of the drug. Our Phase I unit also includes a dental surgical and research clinic to evaluate the safety and effectiveness of new analgesic compounds in molar extraction models. Our Phase I services can also be integrated with other services that we provide, such as bioanalytical, data management, pharmacokinetic and biostatistical services.

Laboratory Services. We offer the following laboratory services:

Global Central Laboratories. Based in Highland Heights, Kentucky, Brussels, Belgium, and our new facility in Singapore, our global central laboratories provide highly standardized efficacy and safety testing services with customized results databases for pharmaceutical and biotechnology companies engaged in clinical drug development, as well as government-funded studies. We focus on providing long-term, large-scale studies where laboratory measurement of clinically relevant endpoints is critical. Our global central laboratories can provide these services worldwide within 24 to 48 hours from the time a participant’s blood is drawn. In 2008, we established a collaboration with Peking Union Lawke Biomedical Development Limited for central laboratory services in China and announced plans to expand our global central lab services in the second half of 2009 into Singapore in response to growing client demand. We manage all of our labs, services and data operations in real-time through ConneXion, our proprietary, global database and information management system. In 2008, we launched PPD Clicks™, a secured-web access for our clients to view their global laboratory data and perform custom queries.

Vaccine Lab. In December 2008, PPD purchased a vaccine-testing facility located in Wayne, Pennsylvania from Merck & Co., Inc. The laboratory and its personnel perform immunogenic testing for surveillance of a vaccine’s ability to induce neutralizing antibodies and polymerase chain reaction, or PRC, testing for viral detection. The facility is involved in vaccine testing for Human Immunodeficiency Virus, or HIV, adenovirus, haemophilus influenza type B, human papillomavirus, pneumococcus, staphylococcus, hepatitis A and B, measles, mumps and rubella, varicella zoster virus, rotavirus and other tumor vaccines.

Bioanalytical Laboratories. We provide bioanalytical services through GLP-compliant laboratories in Richmond, Virginia, and Middleton, Wisconsin. Our bioanalytical laboratories analyze biological fluid samples from animal and human clinical studies. The latter studies include those conducted by our Phase I unit as well as those conducted on behalf of our clients from Phase I through IV for drug and metabolite content and concentration. We currently have more than 2,500 validated assays available for our clients’ use in conducting laboratory analyses. Our laboratories also process fluid samples for preclinical studies. Our bioanalytical methods include liquid chromatography/mass spectrometry (LC/MS), high performance liquid chromatography (HPLC), radioimmunoassay (RIA) and enzyme-linked immunosorbent assay (ELISA). We added immunogenicity and neutralizing anti-body bioassay capabilities in 2007 to support development of biotechnology based pharmaceuticals. Support services include handling HIV-positive samples, managing data for pharmacokinetic studies from multicenter trials, and archiving samples and data. In 2008, our service offerings expanded to include dedicated laboratory space to conduct complex immunologic OPA bioassays for the vaccine industry.

cGMP Laboratory. We provide product analysis laboratory services through our cGMP-, or good manufacturing practices, compliant laboratory in Middleton, Wisconsin. Our product analysis services include inhalation, biopharmaceutics, dissolution, stability and microbiology studies. These studies are necessary to characterize dosage form release patterns and stability under various environmental conditions in the intended package for marketing. These evaluations must be carried out from preclinical testing through Phase IV and the resulting data maintained over the commercial life of a product. New formulations, as well as generics and prescription products going to over-the counter status such that they no longer require physician prescription for consumer use, all require the same set of studies as the original dosage form. In 2008, we announced our intention to expand operations into Ireland by opening a cGMP analytical testing laboratory, in which we plan to begin operations in the second half of 2009.

Austin Central Laboratory. Our Austin central laboratory is located in our Phase I unit and primarily supports the Phase I operations there. This laboratory performs clinical chemistry assays on volunteer specimens to ensure each subject qualifies for the study and is not adversely affected by a drug. Having our laboratory in the same facility as the volunteers speeds our processes, including response time to assess unexpected outcomes. This laboratory also serves as a central laboratory for U.S. small to medium-size Phase II through IV multicenter safety studies.

We are one of a few full service companies able to offer our clients the advantages of bioanalytical, biomarker, product analysis and global central laboratory services, as well as Phase I clinical testing.

Phases II-IV Clinical Trial Management. The core of our development business is a comprehensive package of services for Phases II-IV clinical trials which, in conjunction with our other services, allows us to offer our clients an integrated package of clinical management services. We have significant clinical trials experience in the following areas:

General Areas of Expertise	Specific Areas of Expertise
Analgesia	Acute and chronic pain, cancer break-through pain
Cardiovascular	Hypertension, angina pectoris, stroke, peripheral arterial disease, congestive heart failure, atrial fibrillation, acute coronary syndrome, thromboembolic disorders
Central nervous system	Schizophrenia, depression, epilepsy, chronic pain, anxiety, panic disorders, insomnia, multiple sclerosis, Alzheimer’s disease, Parkinson’s disease, acute pain, neuropathic pain, mood disorders, anxiety, attention-deficit hyperactivity disorder, psychotic disorders, substance abuse disorders

Critical care	Sepsis, acute respiratory distress syndrome, trauma
Dermatology	Wound healing, acne, hair loss, psoriasis
Gastroenterology	Duodenal ulcer, gastric ulcer, gastro-esophogeal reflux disease, H.pylori, nonsteroidal anti-inflammatory drug-induced ulcers, inflammatory bowel disease, irritable bowel disease
Genitourinary	Incontinence, sexual dysfunction, overactive bladder
Hematology	Leukemia, hemophilia, lymphoma, myeloma, anemia
HIV/AIDS	Primary disease, treatment/prophylaxis of opportunistic infections
Infectious diseases	Clostridium difficile, bacteremia, community-acquired pneumonia, resistant pathogens, complicated skin and skin structure infection, sepsis, human papilloma virus, herpes simplex, chronic hepatitis B, chronic hepatitis C, genital herpes, respiratory syncytial virus, influenza, vaccines
Metabolic/endocrine	Diabetes, growth hormone, hyperlipidemia
Oncology	Genitourinary, gastrointestinal, thoracic, hematologic, supportive, breast/gynecological and other cancers
Pulmonary/allergy	Asthma, allergic rhinitis, chronic sinusitis, neonatal RSV treatment, prophylaxis
Rheumatology/immunology	Rheumatoid arthritis, osteoarthritis, lupus, gout, psoriasis
Urology	Sexual dysfunction, urinary incontinence, overactive bladder
Women’s health	Osteoporosis, hormone replacement therapy

We provide our clients with one or more of the following Phase II-IV clinical trial management services:

Study Protocol and Case Report Form Design. The protocol defines the medical issue the study seeks to examine and the statistical methods that will be used. Accordingly, the protocol specifies the frequency and type of laboratory and clinical measures that are to be tracked and analyzed, the number of participants required to produce a statistically valid result, the period of time over which they must be tracked, and the frequency and dosage of drug administration. To be successful and for the product to make it to market, the protocol must fulfill requirements of regulatory authorities. Once the study protocol has been finalized, the case report form, or CRF, must be developed. The CRF is the critical document for investigative sites to record the necessary clinical data as dictated by the study protocol. If necessary, the protocol and CRF change at different stages of a trial. A CRF for one participant in a given study may consist of 100 or more pages. We serve our clients in the critical area of study design by applying our experience in the preparation of study protocols and case report forms and providing the associated study specific training.

Site and Investigator Recruitment. Independent physicians, referred to as investigators, administer the compound under investigation to participants at hospitals, clinics or other locations, referred to as sites. Investigators implement or test medical devices in similar settings. A significant portion of a trial’s success depends on the successful identification and recruitment of experienced investigators with an adequate base of participants who satisfy the requirements of the study protocol. We recruit these investigators to participate in clinical trials and have access to several thousand investigators who have conducted clinical trials for us in the past. We work closely with clients to identify investigator sites with a proven record in managing and overseeing clinical studies. We are continually looking for new investigator sites around the world, with the ability to recruit patients in a given therapeutic area of the trial, complying with GCP’s, or good clinical practices, and meeting our quality expectations.

Patient Enrollment and Study Feasibility. The investigators, with our assistance, find and enroll patients suitable for the study. The speed with which trials can be completed is significantly affected by the rate at which patients are enrolled. Prospective patients are required to review information about the drug or device and its possible side effects, and sign an informed consent form to record their knowledge and acceptance of potential side effects. Patients also undergo a medical examination to determine whether they meet the requirements of the study protocol. Those who qualify and agree to participate are then randomized to study treatment as specified by the study protocol. Participants undergo follow-up examination by the investigator as specified by the study protocol.

Interactive Voice and/or Web Response Systems. We provide computer-automated systems to conduct various real-time interactive transactions within clinical trials. Investigators, site personnel, and study participants may contact the interactive system via phone or internet and have access to role-specific functionality based on unique, password-secured identity. The transactional functionality of our interactive systems includes any combination of the following: participant screening; randomization; study treatment assignment; study supplies management; study visits scheduling; participant diary data collection; emergency study treatment unmasking and study participant status updating. We can also include additional protocol-specific functionality. The interactive systems also provide frequently-updated reports. These reports provide important real-time status information for clinical monitoring and project management staff. Our support services for these interactive systems include 24/7/365 access to support assistance for callers, and high-reliability, high-availability management of all the computer, web-hosting, and telephone equipment for the systems.

Investigative Product Services. We provide clinical supply management services for study treatments (drugs, biologics or devices) being evaluated within clinical studies. These services include inventory planning and management, regional warehouse depot storage in various locations around the world, management of third party primary packaging and labeling, total investigative product accountability and management of product return and destruction.

Study Monitoring and Data Collection. As they examine participants and conduct tests in accordance with the study protocol, investigators record data on CRFs. Specially trained persons known as monitors visit sites regularly to ensure that CRFs are completed correctly and to verify that the study has been conducted in compliance with the protocol and GCP. We offer data capture technologies which can significantly enhance both the quality and timeliness of clinical data collection while achieving real time data assessment of trial progress. Our study monitoring and data collection services are designed to comply with the safety reporting guidelines of the FDA and other relevant regulatory agencies, as well as provide timely reviews for independent data monitoring safety committees. With significant experience conducting large global clinical trials, we have monitored thousands of clinical trials, including many large international trials with hundreds of sites and thousands of participants per trial. Our project management services are key to providing leadership and direction, across our global team, utilizing systems and processes to assure quality, effective delivery and accuracy throughout the project. Our global risk management process addresses potential obstacles, provides strategic intervention solutions and determines escalation pathways for further discussion, if needed.

We monitor our clinical trials in compliance with government regulations and guidelines. We have adopted global standard operating procedures intended not only to satisfy regulatory requirements in the United States and in many foreign countries, but also to serve as a tool for controlling and enhancing the quality of our clinical trials. All of our standard operating procedures comply with GCP requirements and the International Conference on Harmonisation, or ICH, standards. The FDA has adopted these standards in its guidance documents and the members of the European community and Japan have codified these standards into their clinical research regulations. We compile, analyze, interpret and submit data generated during clinical trials to the FDA or other relevant regulatory agencies for purposes of assisting our clients in obtaining regulatory approval. We also provide consulting on the conduct of clinical trials for simultaneous regulatory submissions to multiple countries.

Government Services. We have an extensive history of working with the NIH, particularly with the National Institute of Allergy and Infectious Diseases, or NIAID. We have more than 18 years experience working as the clinical site monitoring group for the Division of AIDS, or DAIDS, at NIAID. Beginning in 1990, the initial clinical site contract requirements were for monitoring services at domestic sites; however, this has been expanded over the years to include both domestic and international sites as well as GCP training for the sites, laboratory audits and GLP training and quality management. In addition to the monitoring contract with DAIDS, we provide support to all DAIDS clinical research programs. Other groups we support within NIAID include the Division of Microbiology and Infectious Diseases and the Division of Allergy Immunology and Transplantation. We have trained over 5,000 clinical, laboratory, pharmacy, data management, investigative and DAIDS staff on subjects such as human subjects protection/good clinical practice, clinical quality management, good clinical laboratory practice and laboratory data management. Additionally, in an effort to standardize laboratory operations, we assisted in establishing written standards and performance expectations for DAIDS-funded laboratories, which were published in the January 2008 issue of the Journal of Pharmaceutical and Biomedical Analysis.

Data Management and Biostatistical Analysis. We provide clients with design input for product development plans, protocol design, CRF design and database development. In addition, we have in-depth experience with data capture systems and our database structures comply with industry established standards and government regulations. We prepare statistical planning and analysis summaries for interim and final analyses, data safety monitoring committees, endpoint adjudication committees and regulatory submissions, including NDAs, BLAs and PMAs. We deliver real time analysis presentations to clients seeking to have frequent review of their data through the life of their projects. We have supported clients in integrated data for submissions as well as full delivery of regulatory-compliant data files.

We remain on track with our global implementation of biostatistics technology infrastructure, which aligns with our data centers. This will allow us to streamline processes, enable true global integration of our staff, services and solutions, ensuring future compliance and scalable operations. Our statistical science services streamlines and improves the development of investigative drugs and medical devices through the implementation of innovative and advanced statistical methodology in clinical trials. Our clients rely on our statistical scientists to plan and perform the highly technical, specialized statistical methods that can be required to submit drug and medical device marketing applications to regulatory agencies, publish manuscripts in medical and statistical journals, complete post-marketing clinical trials and observational studies, and evaluate medical treatments on behalf of government agencies.

Medical Writing and Regulatory Services. We provide planning services for product development, including preclinical review, CMC review, medical review, consulting and clinical protocol development. These activities are complemented by report writing, program management and other regulatory services designed to reduce overall development time. We have extensive experience in the preparation and approval of marketing applications as well as facilitation of regulatory authority meetings. Our international reach also contributes to development of global regulatory strategies that maximize efficiencies and minimize rework.

Safety/Pharmacovigilance. We provide both pre-approval and post-approval pharmacovigilance services to the pharmaceutical and biotechnology industry. For example, we are now processing an average of more than 5,000 reports per month globally on adverse events that are serious or non-serious events of special interest. We specialize in the real-time processing of event reports necessary for non-biased, independent third-party adjudication, and have managed adjudicated safety studies of up to 25,000 participants.

Post-Approval Services. We provide custom-designed post-approval services for pharmaceutical, biotechnology and medical device clients. In 2003, we dedicated teams across functional areas in order to concentrate efforts and expand capabilities in the post-approval, or Phase IV, segment. The portfolio of services we offer in this area includes Phase IV, registries and observational studies, including large simple safety studies; health outcome studies and professional contract center services, including medical center information and safety call center; writing and editorial services; risk management services and epidemiology.

PPD GlobalView, our proprietary web-based data capture system, has provided our post-approval studies with a customizable, intuitive system for investigators to fulfill their trial objectives. Applying advanced technologies and experience, we combine health outcomes such as epidemiology, psychometrics and economics with clinical research to measure and compare risks, benefits, economic impact and quality-of-life impact of drug therapies. Our Phase IV monitoring studies can produce valuable safety and efficacy data analyses, as well as provide information for participant education programs. Our registries and observational studies collect real-world data on how a product is used in a non-controlled setting. Data can be used to determine actual prescriber use or treatment patterns, to collect potential safety signals for further investigation, and to evaluate effectiveness and participant quality of life. Our participant adherence programs can optimize real-world outcomes and indicate ways to help enhance proper use of a drug by the physician and participant.

Medical Device Market. We support both pre- and post-approval trials for medical device products in a variety of therapeutic areas, with particular focus on interventional cardiovascular trials. We provide expert regulatory consulting along with clinical trial execution, project management, monitoring, data management, biostatistics and medical report writing.

eClinical Initiatives. Our eClinical initiatives offer efficiencies, enhanced quality and improved communications with our clients. We utilize a global project milestone and resource management tool that helps project managers provide efficient and cost-effective study management with quality deliverables. We continue to invest in and leverage technology in our clinical trial management system, or CTMS, to optimize our efficiency, improve our quality and provide transparent and real time data access to our clients. We have implemented a business intelligence solution providing customized dashboards to our clients based upon their data and tracking requirements. The CTMS system has also been enhanced to provide ad hoc reporting capabilities and integration with our internal Interactive Voice/Web Response System, or IVRS/IWRS system. We are continuing to develop system interfaces with internal applications, such as remote data capture, or RDC, and client systems for seamless data transfer. For example, during 2008, we completed an interface between global central laboratories and our Oracle® Clinical’s RDC platform. This interface has allowed us to reduce costs and risks to timeliness associated with the integration of laboratory data within clinical database. We also provide RDC services using Oracle® Clinical’s RDC platform, as well as offer our in-house PPD GlobalView system for post approval trials. We also support use of third-party EDC vendors in all phases of clinical trial work. We are now offering both EDC support and computer based training for Oracle® Clinical’s RDC to other companies. Coupled with PPD Patient Profiles and our biostatistical “real-time analysis”, we offer our clients graphical display of real-time study data and blinded statistical tables and listings on an ongoing basis.

As of December 31, 2008, our PPD DirectConnect™ web portals were supporting more than 500 client studies across more than 150 pharmaceutical, biotechnology, clinical laboratory and government clients, with more than 12,800 external users. This technology has become a core part of how we provide secure, timely access to key study information to our clients. We continue to expand our use of a web-based document management system across the enterprise. This system enables us to utilize resources across disparate locations through the use of workflow automation, electronic signatures and content sharing for global project and departmental teams.

We continue to enhance our post-approval data capture system, PPD GlobalView and our event tracking and electronic adjudication system, PPD GlobalView EventNet. Our focus has been on providing new features that allow immediate access to on-line datasets and interactive safety reports, as well as automating our CRF generation tools. PPD Global View systems provide our registries and observational studies group with key study metrics and tracking functionality while providing research investigators a reliable, easy to use data collection system for large post-approval global studies.

Informatics. Our informatics division, known as CSS Informatics, delivers specialized software products and technical consulting services to support many aspects of the pharmaceutical research and development process, including drug discovery, clinical trials, regulatory review and pharmacovigilance. Our informatics clients include international and domestic pharmaceutical and biotechnology companies and government agencies, including the FDA. Our current informatics software products include:

•	PPD Patient Profiles, which streamlines participant data review and provides graphical displays of complex research data;
•	TableTrans®, which automates data transformation and integration;
•	eLoader™, which streamlines and automates loading of external data into Oracle Clinical;
•	CAVS (Computer Aided Validation System), which streamlines the test development and execution process;
•

E2B ICSR Browser, which allows companies to configure and create individual case study reports, or ICSRs, for any drug safety software system, transmit them to regulators and partners, and monitor the transmission status, all with real-time e-mail alerts;

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

A primary focus of our informatics division is to provide consulting services to help pharmaceutical, biotechnology and medical device companies assess and resolve clinical data management and safety system challenges, such as integrating and customizing systems, migrating clinical and safety data, providing computer systems validation services that include compliance evaluation, and updating or replacing legacy systems to meet regulatory guidance. We provide expertise on the Oracle Life Sciences suite of products with a full range of support services including installation, training, validation, technical support and custom development. Also, leveraging the PPD technical infrastructure, we provide application service provider, hosting services for the entire Oracle Life Sciences suite of products.

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

Client Identification and Mix

Our Development segment provides Phase I through Phase IV clinical management and post-approval services. We market these services in the Americas, Europe, Middle East, Africa and Asia Pacific. The key differentiators that help us win development business from pharmaceutical and biotechnology companies, medical device companies and academic and government organizations include our global infrastructure, quality-driven execution, dedicated therapeutic expertise and service delivery. In addition, our post-approval services combine clinical, marketing and health outcomes expertise to help pharmaceutical, biotechnology and device companies implement a wide range of strategies to capitalize on the strengths of products and maximize their life cycle.

From a geographic perspective, 59.9% of our Development segment’s net revenue in 2008 was derived from the United States, with the remaining balance primarily from Europe. For additional information on the geographic distribution of our net revenue, see Note 16 in the notes to consolidated financial statements included elsewhere in this report.

Our Discovery Sciences segment offers services and technologies to select drug candidates for clinical evaluation. This segment primarily targets clients in the pharmaceutical and biotechnology industries. In addition, we perform research on compounds that we own or license through our compound partnering relationships. For the year ended December 31, 2008, all of our Discovery Sciences segment net revenue was generated in the United States.

For the year ended December 31, 2008, total net revenue for all of our services was derived from various industries approximately as follows:

Source	Percentage of Net Revenue
Pharmaceutical	56.5%
Biotechnology	30.7%
Government and other	12.8%

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

Concentration of business among large clients is not uncommon in our industry. Our diverse client mix, in which no single client in 2008 accounted for more than 10% of our net revenue, limits our exposure to significant risks associated with industry consolidation and major product cancellations. However, we have experienced higher concentration in the past and might experience it in the future. Approximately 41.3% of our 2008 net revenue was derived from clients headquartered outside the United States, particularly Europe and Japan. Approximately 39.1% of our 2008 net revenue was generated from services provided by our employees located in countries outside the United States. See Note 16 in the notes to consolidated financial statements included elsewhere in this report for the breakdown of this net revenue.

Marketing Strategy

With a primary focus on both large and small pharmaceutical and biotechnology companies, we promote our preclinical services through concentrated business development efforts, scientist-to-scientist communications and centralized corporate marketing programs. In addition, we believe our reputation assists in securing repeat business and new clients for our specialized preclinical oncology lab.

For our development services and products, we use corporate marketing to support the efforts of our centralized business development staff calling on pharmaceutical, biotechnology and device companies. Our sales teams focus on client segments and service areas. In addition, while service area representatives call on particular functional groups within a given biopharmaceutical or device client, our key account directors are responsible for coordinating our provision of services to the client across our portfolio of services.

The top 25 publicly traded pharmaceutical companies, as ranked by 2007 research and development expenses, accounted for 98.1% of all pharmaceutical research and development spending in 2007 so we concentrate on these companies. The top 50 publicly traded biotechnology companies accounted for 47.2% of 2007 biotechnology research and development expenditures. To appropriately focus our sales and marketing efforts among biotechnology companies, we consider additional factors such as the stage of a drug’s development and the financial stability of a potential client’s business.

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

Our global marketing initiatives include a mix of advertising, direct response, online promotion, trade events and scientific outreach programs. We integrate client representations and sales materials, a global speakers’ bureau, media relations, marketing at professional trade shows and corporate materials to reinforce key messages and selling points. Online activities include advertising, interactive education and information programs delivered by web cast, direct e-mail campaigns and newsletters. We continue to enhance our corporate website, www.ppdi.com, most recently with updated design and navigation for our service areas, enabling visitors to quickly understand the full spectrum of our offerings. We encourage and sponsor the participation of our scientific and technical personnel in a variety of professional endeavors, including the presentation of papers at national and international professional trade meetings and the publication of scientific articles in medical and pharmaceutical journals. Through these presentations and publications, we seek to further our reputation for professional excellence.

Backlog

Our backlog consists of anticipated net revenue from contracts, letters of intent and verbal commitments that either have not started but are anticipated to begin in the near future, or are in process and have not been completed. Amounts included in backlog represent anticipated future net revenue, exclude net revenue that has been recognized previously in our statement of income and have been adjusted for foreign currency fluctuations. Net revenue is defined as gross revenue, less fees and associated reimbursements. Once contracted work begins, net revenue is recognized over the life of the contract. Our backlog was $3.2 billion in anticipated net revenue at December 31, 2008, compared to $2.7 billion at December 31, 2007. As of December 31, 2008, approximately 12% of our backlog was denominated in currencies other than the U.S. dollar.

Our backlog as of any date is not necessarily a meaningful predictor of future results because backlog can be affected by a number of factors, including the size and duration of contracts, many of which are performed over several years, and the changes in labor utilization that typically occur during a study. Additionally, contracts relating to our clinical development business are subject to early termination by the client and clinical trials can be delayed or canceled for many reasons, including unexpected test results, safety concerns, regulatory developments or economic issues. Also, the scope of a contract can change significantly during the course of a study. If the scope of a contract is revised, the adjustment to backlog occurs when the revised scope is approved by the client. For these and other reasons, we might not fully realize our entire backlog as net revenue.

Intellectual Property

Patents, trademarks, copyrights, domain name and other proprietary rights are important to our business. We also rely on trade secrets, know-how, continuing technological innovations and licensing opportunities to develop and maintain our competitive position.

We actively seek patent protection both in the United States and abroad. As of December 31, 2008, we owned or co-owned 29 issued U.S. patents and 22 pending U.S. patent applications. Our issued U.S. patents primarily relate to our proprietary antitumor compounds, dapoxetine and methods of its use and our biomarkers and methods of their use. Our pending U.S. patent applications primarily relate to proprietary biomarker discovery information, chemical compounds, clinical development business methods and software. We have filed or plan to file applications in other countries corresponding to most of our U.S. applications. As of December 31, 2008, we had 52 granted and 37 pending foreign filings.

We also have obtained licenses to other patents from academic institutions and pharmaceutical companies. As of December 31, 2008, we had exclusive license rights to 2 issued U.S. patents and 10 granted foreign filings, as well as 3 pending U.S. patents and 115 pending foreign filing.

Pursuant to the terms of the Uruguay Round Agreements Act, patents issued from applications filed on or after June 8, 1995, have a term of 20 years from the date of filing, no matter how long it takes for the patent to issue. Because patent applications in the pharmaceutical industry often take a long time to issue, this method of patent term calculation can result in a shorter period of patent protection afforded to us compared to the prior method of term calculation, which was 17 years from the date of issue. Our issued U.S. patents expire between 2010 and 2022, excluding any potential patent term extension available under U.S. federal law. Under the Drug Price Competition and Patent Term Restoration Act of 1984 and the Generic Animal Drug and Patent Term Restoration Act of 1988, a patent that claims a product, use or method of manufacture covering drugs may be extended for up to five years to compensate the patent holder for a portion of the time required for FDA review. However, we might not be able to take advantage of the patent term extension provisions of this law.

In addition, we rely on trade secrets and continuing technological innovation, which we try to protect with reasonable business procedures for maintaining trade secrets, including confidentiality agreements with our collaborators, employees and consultants. We also have numerous trademark registration applications pending in the United States and other jurisdictions throughout the world.

Competition

The drug and medical device development outsourcing industry is highly competitive and fragmented, consisting of hundreds of smaller, limited-service providers and a number of full-service global development companies. In the past, the industry experienced some consolidation and a group of large, full-service competitors emerged, and consolidations and acquisitions have continued. These consolidations and other transactions, such as the acquisition of PharmaNet Development Group, Inc. by JLL Partners, a private equity firm, could potentially increase competition in our industry for clients, experienced clinical personnel, geographic markets and acquisition candidates. Additional business combinations by competitors or clients are possible and could have a significant impact on the competitive landscape of the drug development outsourcing industry.

In addition to competing with a number of other global, full-service companies, our Development and Discovery Sciences segment also compete against some medium-sized companies, in-house research and development departments of pharmaceutical and biotechnology companies, universities and teaching hospitals. Newer, smaller entities with specialty focuses, such as those aligned to a specific disease or therapeutic area, compete aggressively against larger companies for clients. Increased competition might lead to price and other forms of competition that could adversely affect our operating results.

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

Over the past few years, our clients have increasingly pursued strategic outsourcing partnerships under which development services providers compete for selection as a vendor, with only a limited number of providers being chosen and therefore eligible to win future business from the client. While such partnerships are no guarantee of business, larger, established service providers have benefited significantly from these arrangements. In addition, providing clinical development services can be labor-intensive and we compete for a limited pool of professionals to provide these services. Although there can be no assurance that we will continue to do so, we believe we compete favorably in these areas.

Despite recent consolidation, our industry remains highly fragmented, with several hundred smaller, limited-service providers and a small number of full-service companies with global capabilities. Although there are few barriers to entry for smaller, limited-service providers, there are significant barriers to becoming a global provider offering a broad range of services. These barriers include:

•	the cost and experience necessary to develop broad therapeutic expertise;
•	the ability to manage large, global, complex clinical trials;
•	the ability to deliver high quality services consistently for large drug development projects;
•	the experience to prepare regulatory submissions throughout the world; and
•	the infrastructure and knowledge to respond to the global needs of clients.

For specialty areas such as drug information and post-approval services, informatics and analytical laboratory services, our Development segment competes in a market that has a myriad of niche providers as well as larger, established firms. For the most part, these niche providers offer specialty services with a focus on a specific geographic region, a particular service or function and/or a specific stage or phase of drug development. By contrast, we provide our services on a global basis across functional areas.

The outsourced preclinical research industry consists of a number of large providers and numerous smaller niche companies. Our Discovery Sciences segment faces significant competition from these companies, as well as competition from research teams funded internally by pharmaceutical and biotechnology companies. Our compound risk-sharing initiatives seek to help our clients increase the return on their research and development investments by sharing development costs and risks as well as potential future revenue streams from successful product launches. Many of these clients search for a collaborative partner through a competitive bidding process, which can include pharmaceutical, biotechnology and discovery platform and services companies, as well as venture capital and private equity firms and financial institutions. As such, there is significant competition for these opportunities and our success will depend on our ability to identify and competitively bid for risk-sharing programs that are likely to be productive.

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

Human trials usually start on a small scale to assess safety and then expand to larger trials to test both efficacy and safety in the target population. The trials are generally conducted in three phases, which sometimes overlap, although the FDA may require a fourth phase as a condition of approval. After the successful completion of the first three clinical phases, a company requests approval for marketing its product by submitting an NDA for a drug or a BLA for a biologic. The NDA/BLA is a comprehensive, multivolume filing that includes, among other things, the results of all preclinical and clinical studies, information about how the product will be manufactured and tested, additional stability data and proposed labeling. The FDA’s review can last from several months to multiple years, with the median approval time historically lasting approximately 13 months, although review times appear to have increased in 2008. Once the NDA/BLA is approved, the product may be marketed in the United States, subject to any conditions imposed by the FDA as part of its approval. In addition, pursuant to the FDA Act that was signed into law in September 2007, the FDA can require drug companies to conduct post-approval clinical trials and implement risk evaluation and mitigation strategies.

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

The industry standard for the conduct of clinical research is embodied in the FDA’s regulations for IRBs, investigators and sponsor/monitors, which collectively are termed GCPs by industry and the GCP guidelines issued by ICH, which have been agreed upon by industry and regulatory representatives from the United States, EU and Japan. Our global standard operating procedures are written in accordance with all FDA and ICH requirements. This enables our work to be conducted locally, regionally and globally to standards that meet all currently applicable regulatory requirements.

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

Employees

We employ approximately 10,500 professionals, of whom approximately 10,200 are in the Development segment; approximately 100 are in the Discovery Sciences segment and the remainder served in corporate operations functions. Of our staff, approximately 650 hold Ph.D., M.D., Pharm.D. or D.V.M. degrees and approximately 1,520 hold other master’s or other postgraduate degrees. None of our employees are subject to a collective bargaining agreement. We believe that our relations with our employees are good.

We believe that our success is based on the quality and dedication of our employees. We strive to hire the best available people in terms of ability, experience, attitude and fit with our performance philosophy and standard operating procedures. We train new employees extensively and we believe we are an industry leader in the thoroughness of our training programs. In addition, we encourage our employees to continually grow and broaden their skills through internal and external development opportunities.

Available Information

Our web site address is www.ppdi.com. Information on our web site is not incorporated by reference herein. We promptly post important information on our website, and make available free of charge through our web site our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission.

Item 1A.	Risk Factors

Risks Related to Our Discovery and Development Businesses

Changes in trends in the pharmaceutical and biotechnology industries, including difficult market conditions, could adversely affect our operating results.

Industry trends and economic and political factors that affect pharmaceutical, biotechnology and medical device companies and academic and government entities that sponsor clinical research also affect our business. For example, the practice of many companies in these industries and government organizations has been to hire companies like us to conduct large development projects. If these industries reduce their tendency to outsource those projects in light of current difficult conditions in credit markets and the economy in general, or for any reason, our operations, financial condition and growth rate could be materially and adversely affected. In the past, mergers, product withdrawal and liability lawsuits, and other factors in the pharmaceutical industry appear to have slowed decision-making by pharmaceutical companies and delayed drug development projects. Continuation or increases in these trends could have an adverse effect on our business. In addition, numerous governments have undertaken efforts to control growing healthcare costs through legislation, regulation and voluntary agreements with medical care providers and pharmaceutical companies. If future cost-containment efforts limit the profits that can be derived on new drugs, our clients might reduce their drug discovery and development spending, which could reduce our revenue and have a material adverse effect on our results of operations.

Our revenue depends on a small number of industries and clients.

We provide services to the pharmaceutical, biotechnology and medical device industries and academic and government organizations that sponsor clinical trials, and our revenue is highly dependent on expenditures by these clients. Accordingly, our operations could be materially adversely affected by consolidation in these industries or other factors resulting in a decrease in the number of our potential clients, including business reductions or failures due to a lack of financing. If the number of our potential clients declines even further, they might be able to negotiate price discounts or other terms for our services that are less favorable to us than has historically been the case. We have experienced client concentration in the past and could again in the future. The loss of business from a significant client could have a material adverse effect on our results of operations.

Backlog does not necessarily result in revenue, and to the extent the mix of contracts in our backlog continues to shift toward larger contracts with a more global component, this may cause the rate at which this backlog converts into revenue to lengthen when compared to historical trends.

Our backlog as of any date is not necessarily a meaningful predictor of future results because backlog can be affected by a number of factors, including the size and duration of contracts, many of which are performed over several years, and the changes in labor utilization that typically occur during a study. Additionally, contracts relating to our clinical development business are subject to early termination by the client and clinical trials can be delayed or canceled for many reasons, including unexpected test results, safety concerns, regulatory developments or economic issues. Also, the scope of a contract can change significantly during the course of a study. If the scope of a contract is revised, the adjustment to backlog occurs when the revised scope is approved by the client. For these and other reasons, we might not fully realize our entire backlog as net revenue.

As we increasingly compete for and enter into large contracts that are more global in nature, we expect the rate at which this backlog converts into revenue, to increase or lengthen. An increase in this conversion rate means that the rate of revenue recognized on these large contract awards may be slower than what we have experienced in the past, which could impact our net revenues and results of operations on a quarterly and annual basis. The revenue recognition on larger, more global projects could be slower than on smaller, less global projects for a variety of reasons, including but not limited to an extended period of negotiation between the time the project is awarded to us and the actual signature of the contract as well as an increased timeframe for obtaining the regulatory approvals necessary.

The majority of our clients’ contracts can be delayed, terminated or reduced in scope upon short notice.

Most of our contracts for discovery and development services are terminable by the client upon 30 to 90 days’ notice. Clients delay, terminate or reduce the scope of their contracts for a variety of reasons, including but not limited to:

•	lack of available financing;
•	products being tested fail to satisfy safety requirements;
•	products have undesired clinical results;
•	the client decides to forego a particular study;
•	inability to enroll enough patients in the study;
•	inability to recruit enough investigators;
•	production problems cause shortages of the drug; and
•	actions by regulatory authorities.

The delay, loss or reduction in scope of a large contract or multiple smaller contracts could adversely affect our operating results, although our contracts entitle us to receive payment for work performed in the event of cancellation. Cancellation or delay of a large contract or multiple smaller contracts could result in under-utilized resources and require an adjustment to our backlog, negatively affecting our net revenue and results of operations.

We might not be able to recruit and retain the experienced personnel we need to compete in the drug discovery and development industry.

Our future success depends on our ability to attract, retain and motivate highly skilled personnel.

Management

Our future success depends on the personal efforts and abilities of the principal members of our senior management and scientific staff to provide strategic direction, develop business, manage our operations, and maintain a cohesive and stable work environment. For example, we rely on the services of Fredric N. Eshelman, Pharm.D., our chief executive officer. In addition, we hired a new chief medical officer, Christine Dingivan, during 2008 and her integration into our company has been and will continue to be critical to our success. Although we have employment agreements with most of our executives, they are generally only for one or two years and do not assure that Dr. Eshelman or any other executive with whom we have an employment agreement will remain with us. We do not have employment agreements with all of our key personnel.

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

Any inability to hire additional qualified personnel might also require an increase in the workload for both existing and new personnel. We might not be successful in attracting new healthcare providers, scientists or management, or in retaining or motivating our existing personnel. The shortage of experienced healthcare providers and scientists, or other factors, might lead to increased recruiting, relocation and compensation costs for these professionals, which might exceed our forecasts. These increased costs might reduce our profit margins or make hiring new healthcare providers or scientists impracticable. If we are unable to attract and retain any of these personnel, our ability to execute our business plan will be adversely affected.

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

Hardware or software failures, delays in the operations of our computer and communications systems or the failure to implement system enhancements could harm our business.

Our success depends on the efficient and uninterrupted operation of our computer and communications systems. A failure of our network or data gathering procedures could impede the processing of data, delivery of databases and services, client orders and day-to-day management of our business and could result in the corruption or loss of data. While certain of our operations have disaster recovery plans in place, they might not adequately protect us, particularly because we currently do not have redundant facilities everywhere in the world to provide information technology capacity in the event of a system failure. Despite any precautions we may take, damage from fire, floods, hurricanes, power loss, telecommunications failures, computer viruses, break-ins and similar events at our various computer facilities could result in interruptions in the flow of data to our servers and from our servers to our clients. In addition, any failure by our computer environment to provide our required data communications capacity could result in interruptions in our service. In the event of a delay in the delivery of data, we could be required to transfer our data collection operations to an alternative provider of server hosting services. Such a transfer could result in delays in our ability to deliver our products and services to our clients. Additionally, significant delays in the planned delivery of system enhancements, improvements and inadequate performance of the systems once they are completed could damage our reputation and harm our business. Finally, long-term disruptions in the infrastructure caused by events such as natural disasters, the outbreak of war, the escalation of hostilities and acts of terrorism, particularly involving cities in which we have offices, could adversely affect our businesses. Although we carry property and business interruption insurance, our coverage might not be adequate to compensate us for all losses that may occur.

Any failure by us to comply with existing regulations could harm our reputation and operating results.

Any failure on our part to comply with existing regulations could result in the termination of ongoing research or the disqualification of data for submission to regulatory authorities. This would harm our reputation, our prospects for future work and our operating results. For example, if we were to fail to verify that informed consent is obtained from participants in connection with a particular clinical trial or grant deviations from the inclusion or exclusion criteria in a study protocol, the data collected from that trial could be disqualified and we might be required to conduct the trial again at no further cost to our client, but at a substantial reputational and financial cost to us. Furthermore, the issuance of a notice from the FDA based on a finding of a material violation by us of good clinical practice, good laboratory practice or good manufacturing practice requirements could similarly materially and adversely affect us.

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

Numerous governments have undertaken efforts to control growing healthcare costs through legislation, regulation and voluntary agreements with healthcare providers and drug companies. Healthcare reform could reduce demand for our services, including potential drug candidates that are being developed by us or with others under our risk-sharing agreements, and, as a result, our revenue. In recent years, the U.S. Congress has reviewed several comprehensive health care reform proposals. The proposals are intended to expand healthcare coverage for the uninsured and reduce the growth of total healthcare expenditures. The U.S. Congress has also considered and may adopt legislation that could have the effect of putting downward pressure on the prices that pharmaceutical and biotechnology companies can charge for prescription drugs. The Democratic Party having taken control of Congress in 2006, and the White House in 2008, increases the possibility of healthcare reform. Any such legislation could cause our discovery and development clients to spend less on research and development. If this were to occur, we would have fewer business opportunities for our development and discovery service businesses, which could reduce our earnings, and the development of particular compounds might be discontinued. Similarly, pending or future healthcare reform proposals outside the United States could negatively impact our revenue from our international operations.

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

Our business has expanded substantially in recent years. Rapid expansion could strain our operational, human and financial resources and facilities. If we fail to properly manage our expansion, our expenses might grow more than revenue and our results of operations and financial condition might be negatively affected. In order to manage expansion, we must, among other things, do the following:

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

We anticipate that a portion of any future growth of our business might be accomplished by acquiring existing businesses, products or technologies. The success of any acquisition will depend upon, among other things, our ability to integrate acquired personnel, operations, products and technologies into our organization effectively, to retain and motivate key personnel of acquired businesses and to retain their clients. In addition, we might not be able to identify suitable acquisition opportunities or obtain any necessary financing on acceptable terms. We might also spend time and money investigating and negotiating with potential acquisition or investment targets, but not complete the transaction. Any future acquisition could involve other risks, including the assumption of additional liabilities and expenses, issuances of potentially dilutive securities or interest-bearing debt, transaction costs, reduction in our stock price as a result of any of these or because of market reaction to a transaction and diversion of management’s attention from other business concerns.

We have made and plan to continue to make investments in other companies. In many cases, there is no public market for the securities of these companies and we might not be able to sell these securities on terms acceptable to us, if at all. In addition, if these companies encounter financial difficulties, we might lose all or part of our investment. For example, in 2008 we recorded an impairment of investment totaling $14.0 million to write down the carrying value of our investments for other-than-temporary declines in fair market value. See Note 3 in the notes to consolidated financial statements included elsewhere in this report for a more detailed discussion of these impairments.

The investment of our cash and cash equivalents, short-term and long-term investments balance are subject to risks which may cause losses and affect the liquidity of these investments.

At December 31, 2008, we had $491.8 million in cash and cash equivalents, $27.1 million in short-term investments and $89.6 in long-term investments. We have historically invested in U.S. government obligations, guaranteed student loans, municipal notes, corporate notes and bonds, commercial paper, certificates of deposit and money market funds meeting our investment criteria. These investments are subject to general credit, liquidity, market and interest rate risks, which have been exacerbated by the recent global financial crisis. During the year ended December 31, 2008, we determined that any declines in the fair value of our investments were temporary. There may be further declines in the value of these investments, which we may determine to be other-than-temporary. These market risks might have a material adverse effect on our liquidity and financial condition, which could harm our business or our ability to pay dividends or repurchase stock.

At December 31, 2008, we held approximately $89.6 million, net of unrealized loss, in auction rate securities, all of which were classified as long-term. Our portfolio of investments in auction rate securities consists of interests in government-guaranteed student loans, insured municipal debt obligations and municipal preferred auction rate securities. During the twelve months ended December 31, 2008, all of our auction rate securities had a failed auction. We will not be able to liquidate these securities until a future auction is successful, the issuer redeems the outstanding securities or the securities mature. If the issuers are unable to successfully close future auctions and their credit ratings deteriorate, we may in the future be required to record an impairment charge on these investments. If future auctions fail, it could take until the final maturity of the underlying securities, which is up to 34 years, if we are ever to realize our investments’ recorded value. These factors might have a material adverse effect on our liquidity and financial condition, which could harm our business or our ability to pay dividends or repurchase stock.

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

The clinical research studies we run in our Development segment rely upon the ready accessibility and willing participation of physician investigators and volunteer subjects. Investigators are typically located at hospitals, clinics or other sites and supervise administration of the study drug to participants during the course of a clinical trial. Volunteer subjects generally include people from the communities in which the studies are conducted, including our Phase I clinic in Austin, Texas, which to date has provided a substantial pool of potential subjects for research studies. Our clinical research development business could be adversely affected if we were unable to attract suitable and willing investigators or volunteers on a consistent basis.

Our business exposes us to potential liability for personal injury claims that could affect our financial condition.

Our business involves the testing of new drugs and medical devices on human volunteers and, if marketing approval is received for any of our drug candidates, their use by participants. This exposes us to the risk of liability for personal injury or death to patients resulting from, among other things, possible unforeseen adverse side effects or improper administration of a drug or device. Many of these volunteers and participants are already seriously ill and are at risk of further illness or death. For example, as previously disclosed, beginning in early 2007, we were named as a co-defendant in lawsuits alleging injuries from the ingestion of sanofi-aventis’ FDA-approved antibiotic Ketek, for which we provided certain clinical trial services to sanofi-aventis’ predecessor. If we are required to pay damages or incur defense costs in connection with any personal injury claim that is outside the scope of indemnification agreements we have with clients and collaborative partners, if any indemnification agreement is not performed in accordance with its terms or if our liability exceeds the amount of any applicable indemnification limits or available insurance coverage, we could be materially and adversely affected both financially and reputationally. We might also not be able to get adequate insurance for these risks at reasonable rates in the future.

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

Because we provide our Development and Discovery Sciences services worldwide, our business is subject to risks associated with doing business internationally. Our net revenue from our non-U.S. operations represented approximately 39.1% of our total net revenue for the year ended December 31, 2008. We anticipate that revenue from international operations will grow in the future. Accordingly, our future results could be harmed by a variety of factors, including:

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

For example, in 2008 our income from operations was negatively impacted by approximately $6.5 million, net of hedging loss, due to the effect of the weakening and then subsequent strengthening of the U.S. dollar relative to the euro, British pound and Brazilian real. Although we attempt to manage this risk through provisions in our contracts with our clients and other methods, including foreign currency hedging contracts, we might not be able to eliminate or manage these risks in the future and our income from operations could be materially and adversely affected by a significant decline in the value of the U.S. dollar.

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

It takes many years for a drug discovery business like ours to generate revenue and income. We established our drug Discovery Sciences segment in 1997 and have relatively limited experience with these activities and might not be successful in our drug discovery efforts. Generating revenue and income from our drug discovery business and compound partnering activities will depend on our ability to:

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

The development and commercialization of pharmaceutical products are subject to extensive governmental regulation in the United States and foreign countries. Government approvals are required to develop, market and sell the potential drug candidates we are developing alone or with others under our risk-sharing arrangements. Obtaining government approval to develop, market and sell drug candidates is time-consuming and expensive, and the clinical trial results for a particular drug candidate might not satisfy requirements to obtain government approvals. For example, in late 2005, Johnson & Johnson, our collaborator on dapoxetine, received a “not approvable” letter from the FDA. In addition, governmental approvals might not be received in a timely manner, if at all, and we and our collaborative partners might not be able to meet other regulatory requirements for our products. For example, in late 2008, the FDA notified Takeda that it would not be able to complete its review of the alogliptin NDA before the Prescription Drug Use Fee Act date due to the lack of internal resources. In addition, requirements for government approval to market and sell drug candidates are subject to change. For example, in July 2008, the Endocrinologic and Metabolic Drugs Advisory Committee met to discuss the role of cardiovascular assessment for Type 2 diabetes drugs in the premarketing and post marketing settings. As a result of this meeting, the Division of Endocrinologic and Metabolic Drug Products in the Center for Drug Evaluation and Research decided that concerns about cardiovascular risk should be more thoroughly addressed during drug development programs, and in December 2008, issued formal, final guidance on the topic titled “Guidance for Industry – Diabetes Mellitus – Evaluating Cardiovascular Risk in New Antidiabetic Therapies to Treat Type 2 Diabetes”. As a result of this new guidance and other uncertainties in the regulatory process, alogliptin might not be approved for sale by regulatory agencies. Finally, even if we are successful in obtaining all required approvals to market and sell a drug candidate, post-approval requirements and the failure to comply with other regulations could result in suspension or limitation of government approvals.

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

Our global central laboratories and some of our other development and discovery services rely heavily on air travel for transport of clinical trial kits, other materials and people, and disruption to the air travel system could have a material adverse effect on our business. While we have developed contingency plans for a variety of events that could disrupt or limit available air transportation, these plans might not be effective or sufficient to avert such a material adverse effect.

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

We only began paying dividends as a public company in late 2005. Future dividend payments are not guaranteed and are within the absolute discretion of our board of directors. You might not receive any dividends as a result of any of the following factors:

•	we are not obligated to pay dividends;
•	our board of directors could modify or revoke the dividend policy at any time and for any reason;

•	even if the dividend policy is not modified or revoked, our board of directors could decide to reduce dividends or not to pay any dividends at all, at any time and for any reason;
•	the amount of dividends distributed is subject to state law restrictions;
•	new credit facilities or other agreements could limit the amount of dividends we are permitted to pay; and
•	our stockholders have no contractual or other legal right to dividends.

Our dividend policy is based upon our current assessment of the cash needs of our business and the environment in which it operates. That assessment could change due to, among other things, changes in general economic and financial market conditions, our results of operations, cash requirements, financial condition, contractual restrictions, growth opportunities, acquisitions, competitive or technological developments, provisions of applicable law and other factors that our board of directors might deem relevant. The reduction or elimination of dividends might negatively affect the market price of our common stock.

Our dividend policy and stock repurchase plan might limit our ability to pursue other growth opportunities.

Our board of directors has adopted an annual cash dividend policy which reflects an intention to distribute to our shareholders via regular quarterly dividends a portion of the cash generated by our business that exceeds our operating needs and capital expenditures. In addition, our board of directors authorized the Company to repurchase up to $350.0 million of its common stock from time to time in the open market. In developing the dividend policy and the stock repurchase plan, we have made assumptions for and judgments about our expected results of operations, anticipated levels of capital expenditures, income taxes and working capital. Payment of dividends or stock repurchases could limit our ability to finance any material expansion of our business, including through acquisitions, investments or increased capital spending, or to fund our operations.

Because our stock price is volatile, our stock price could experience substantial declines.

The market price of our common stock has historically experienced and might continue to experience volatility. Our quarterly operating results or anticipated future results, changes in general conditions in the economy or the financial markets, both of which have been experiencing uncertainty in 2008 due to the global financial crisis, and other developments affecting us or our competitors have caused and could continue to cause the market price of our common stock to fluctuate substantially. These factors include ones beyond our control, such as changes in revenue and earnings estimates by analysts, market conditions within our industry, disclosures by product development partners and actions by regulatory authorities with respect to potential drug candidates, changes in pharmaceutical, biotechnology and medical device industries and the government sponsored clinical research sector. In addition, in recent years, the stock market has experienced significant price and volume fluctuations. The stock market, and in particular the market for pharmaceutical and biotechnology company stocks, has also experienced significant decreases in value in the past. This volatility and valuation decline have affected the market prices of securities issued by many companies, often for reasons unrelated to their operating performance, and might adversely affect the price of our common stock.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

As of February 13, 2009, we had 75 offices located in 33 countries on six continents. All locations relate to our Development services, and the Morrisville, North Carolina, Wilmington, North Carolina and Menlo Park, California locations also house Discovery Sciences services. Our principal executive offices are located in Wilmington, North Carolina. We own and operate six facilities, including a building in Wilmington, North Carolina; two buildings in Bellshill, United Kingdom; a laboratory building in Brussels, Belgium; a laboratory building in Wayne, Pennsylvania; and a building in Durham, North Carolina. We lease all of our other facilities. We believe that our facilities are adequate for our operations and that suitable additional space will be available when needed. The locations, approximate square footage and lease expiration dates of our operating facilities comprising more than 20,000 square feet as of February 13, 2009 were as follows:

Location	Approximate Square Footage	Lease Expiration Dates

Austin, Texas	452,000	11/30/10 - 2/28/17
Morrisville, North Carolina	446,000	9/30/12 - 6/30/17
Middleton, Wisconsin	206,000	8/31/11 - 5/31/18
Richmond, Virginia	92,000	8/31/09 - 6/30/15
Highland Heights, Kentucky	72,000	12/31/14
Wilmington, North Carolina	65,000	8/31/09 - 10/31/11
Menlo Park, California	60,000	6/1/12
Sao Paulo, Brazil	55,000	4/30/10 - 6/30/12
Cambridge, United Kingdom	49,000	7/10/09 - 6/23/19
Buenos Aires, Argentina	48,000	8/31/10 - 5/31/13
Blue Bell, Pennsylvania	43,000	8/31/10
Brussels, Belgium	40,000	9/30/18
Ivry-sur-Seine, France	39,000	6/30/15
Munich, Germany	33,000	4/30/2011
Madrid, Spain	28,000	9/22/13
San Diego, California	28,000	3/31/10
Mexico City, Mexico	22,000	4/30/13
Winchester, United Kingdom	22,000	7/2/21
Johannesburg, South Africa	21,000	9/30/09

Item 3.	Legal Proceedings

As previously disclosed, beginning in early 2007, we were named as a co-defendant in lawsuits involving claims relating to patients who allege they took sanofi-aventis’ FDA-approved antibiotic Ketek, for which we provided certain clinical trial services to sanofi-aventis’ predecessor. Lawsuits are pending against us in New Jersey, North Carolina, Wisconsin and New York. These suits allege multiple causes of action, including negligence, fraud, misrepresentation, breach of warranty, conspiracy, wrongful death and violations of various state and federal statutes, including unfair and deceptive trade practices acts. Generally, the plaintiffs are seeking unspecified damages from alleged injuries from the ingestion of Ketek, and in some of the cases claim damages of at least $20.0 million. It is possible that additional suits will be filed. In addition, in February 2009, we were named as a co-defendant in a putative class action lawsuit that was previously filed in Illinois federal district court alleging, among other things, that we violated the Racketeer Influenced and Corrupt Organizations Act. While there can be no assurance of a successful outcome and litigation costs can be material, we do not believe that these claims against us have merit and intend to vigorously defend ourselves in these matters. In the fourth quarter 2008, we settled the claims in one case that was filed against us in Alabama that we previously disclosed. The settlement amount was not material.

Item 4.	Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2008.

Executive Officers

The following table contains information concerning our executive officers as of February 13, 2009:

Name	Age	Position(s)
Fredric N. Eshelman, Pharm.D.	60	Vice Chairman, Chief Executive Officer
Daniel G. Darazsdi	48	Chief Financial Officer, Treasurer and Assistant Secretary
Christine A. Dingivan, M.D.	41	Executive Vice President, Chief Medical Officer
William W. Richardson	56	Senior Vice President, Global Business Development
William J. Sharbaugh	46	Chief Operating Officer
Michael O. Wilkinson	54	Executive Vice President, Global Clinical Development

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

Christine A. Dingivan, M.D. is our Executive Vice President and Chief Medical Officer. Dr. Dingivan joined us in July 2008. Prior to joining us, Dr. Dingivan spent 12 years with MedImmune, which was acquired by AstraZeneca PLC in 2007, serving most recently as senior vice president of clinical development and operations. She oversaw strategic development and implementation of global clinical research programs across all therapeutic areas, provided senior clinical leadership for U.S. and European regulatory applications and chaired the clinical safety monitoring committee.

William W. Richardson is our Senior Vice President, Global Business Development. Prior to joining us in November 2005, Mr. Richardson served as Executive Vice President of Sales for Mylan Bertek Pharmaceuticals Inc. from 2000 to 2005. He was President and Chief Executive Officer of Bertek Pharmaceuticals Inc. from 1996 to 2000. He began his career as Sales Manager for Dow Hickam Pharmaceuticals and rose through its ranks to serve as President and CEO from 1992 to 1996.

William J. Sharbaugh is our Chief Operating Officer. Before Mr. Sharbaugh joined PPD in May 2007, he spent six years at Bristol-Myers Squibb where he most recently served as Vice President, Global Development Operations from 2005 to 2007, responsible for strategic direction for clinical operations located in 55 countries. From 2001 to 2005, Mr. Sharbaugh served as Executive Director of Global Clinical Supply Operations where he was responsible for planning, manufacturing, packaging and distributing investigational products worldwide. Prior to his tenure with Bristol-Meyers Squibb, he spent 10 years at Merck and Co. in a variety of assignments in clinical supply operations, sales and manufacturing.

Michael O. Wilkinson is our Executive Vice President, Global Clinical Development. Prior to assuming this role with PPD in March 2008, Dr. Wilkinson served as global head of internal medicine and vice president of project management for another contract research organization. His responsibilities included global operational and financial oversight and accountability for all internal medicine clinical trials. Dr. Wilkinson’s industry experience also includes a tenure as clinical development project management practice leader at a pharmaceutical consulting organization.

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is traded under the symbol “PPDI” and is quoted on the Nasdaq Global Select Market. The following table sets forth the high and low sales prices for shares of our common stock, as reported by Nasdaq for the periods indicated.

	2007		2008
	High	Low	High	Low

First Quarter	$35.63	$30.52	$49.39	$39.22
Second Quarter	$38.91	$33.02	$45.00	$38.71
Third Quarter	$40.07	$32.76	$45.72	$36.54
Fourth Quarter	$43.14	$35.17	$41.11	$20.60

Holders

As of February 13, 2009, there were approximately 75,700 holders of our common stock.

Dividends

In October 2005, our board of directors adopted an annual cash dividend policy. For each of the first three quarters of 2007, we paid a dividend of $0.03 per share. In the fourth quarter of 2007, our board of directors increased the annual dividend rate from $0.12 to $0.40 per year, payable quarterly at a rate of $0.10 per share. In September 2008, our board of directors further increased the annual dividend from $0.40 to $0.50 per year, payable quarterly at a rate of $0.125 per share. The annual cash dividend policy and the payment of future quarterly cash dividends under that policy are not guaranteed and are subject to the discretion of and continuing determination by our board of directors that the policy remains in the best interests of our shareholders and in compliance with applicable laws and agreements.

Stock Repurchase Plan

In February 2008, we announced our board of directors approved a stock repurchase program authorizing us to repurchase up to $350.0 million of our common stock from time to time in the open market. The timing and amount of any share repurchases will be determined by our management based on its evaluation of the market conditions and other factors. The following table provides information with respect to purchases made by us of our common stock pursuant to the share repurchase program during the three months ended December 31, 2008:

	Total Number of Shares Purchased	Average Price Paid Per Share (1)	Total Value Paid by the Company (1)	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Share Repurchase Program
Period

October 1, 2008 to October 31, 2008	525,700	$27.81	$14,617,369	$268,770,588

November 1, 2008 to November 30, 2008	274,300	29.43	8,073,273	260,697,315

December 1, 2008 to December 31, 2008	-	-	-	260,697,315

(1)	Includes broker commissions.

Equity Compensation Plans

The information required by Item 5 of Form 10-K regarding equity compensation plans is incorporated herein by reference to “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters”.

Item 6.	Selected Financial Data

The following table represents selected historical consolidated financial data. The statements of income data for the years ended December 31, 2006, 2007 and 2008 and balance sheet data at December 31, 2007 and 2008 are derived from our audited consolidated financial statements included elsewhere in this report. The statements of income data for the years ended December 31, 2004 and 2005, and the balance sheet data at December 31, 2004, 2005 and 2006 are derived from audited consolidated financial statements not included in this report. The historical results are not necessarily indicative of the operating results to be expected in the future. The selected financial data should be read together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and notes to the financial statements included elsewhere in this report.

Consolidated Statements of Income Data (in thousands, except per share data):

	Year Ended December 31,
	2004 (1)	2005 (1)(2)	2006	2007	2008(2)

Net revenue	$841,256	$1,037,090	$1,247,682	$1,414,465	$1,569,901

Operating expenses	701,878	865,538	1,027,705	1,184,484	1,286,475
Gain on exchange of assets (3)	-	(5,144)	-	-	-
Restructuring charges (4)	2,619	-	-	-	-
Impairment of intangible asset (5)	-	-	-	-	1,607

Total operating expenses	704,497	860,394	1,027,705	1,184,484	1,288,082

Income from operations	136,759	176,696	219,977	229,981	281,819
Impairment of investments, net of recoveries (6)	(2,000)	(5,928)	-	(690)	(17,741)
Other income, net	3,830	9,035	15,528	18,662	14,761

Income before provision for income taxes	138,589	179,803	235,505	247,953	278,839
Provision for income taxes	46,905	59,906	78,853	84,552	91,320

Net income	$91,684	$119,897	$156,652	$163,401	$187,519

Net income per common share:
Basic	$0.81	$1.05	$1.34	$1.38	$1.58

Diluted	$0.81	$1.03	$1.32	$1.36	$1.56

Dividends declared per common share	$-	$0.525	$0.105	$0.19	$0.43

Weighted-average number of common shares outstanding:
Basic	112,696	114,664	116,780	118,459	118,792
Dilutive effect of stock options	1,112	1,770	1,755	1,494	1,305

Diluted	113,808	116,434	118,535	119,953	120,097

Consolidated Balance Sheet Data (in thousands):
	As of December 31,
	2004	2005	2006	2007	2008
Cash, cash equivalents, short-term and long-term investments	$249,368	$319,820	$435,671	$502,384	$608,437
Working capital (7)	257,103	327,638	412,711	599,980	512,855
Total assets	983,681	1,159,600	1,481,565	1,684,375	1,754,428
Long-term debt and capital lease obligations, including current portion (8)	6,970	24,302	75,159	-	-
Shareholders’ equity	643,788	750,676	952,900	1,150,096	1,180,996
Cash dividends declared per common share (9)	-	60,684	12,305	22,590	50,437

(1)	Effective January 1, 2006, we adopted SFAS No. 123 (revised) using the modified retrospective application method. In accordance with the modified retrospective application method, we have adjusted our financial statements for all periods prior to January 1, 2006 to give effect to the fair-value based method of accounting for all awards granted in fiscal years beginning after December 15, 1994.

(2)	We acquired companies in 2005 and 2008. Results of operations for acquisitions are included in our consolidated results of operations as of and since the effective date of the acquisitions. For further details, see Note 2 in the notes to the consolidated financial statements.

(3)	For 2005, gain on exchange of assets related to the acquisition of substantially all the assets of SurroMed, Inc.’s biomarker business.

(4)	For 2004, restructuring charges related to the restructuring of our Discovery Sciences segment.

(5)	For 2008, impairment of intangible asset related to the remaining unamortized value of our royalty interest in SinuNase. See Note 6 in the notes to consolidated financial statements.

(6)	For 2004, 2005, 2007 and 2008, impairment of investments, net of recoveries, includes charges to earnings for other-than-temporary declines in the fair market value of our investments. For further details, see Note 3 in notes to consolidated financial statements.

(7)	Working capital equals current assets minus current liabilities.

(8)	For 2005 and 2006, long-term debt includes $17.1 million and $74.8 million, respectively, which we borrowed to finance the construction of our new headquarters building and related parking facility in Wilmington, North Carolina.

(9)	The board of directors declared a special one-time cash dividend in the amount of $0.50, as adjusted to give effect to our February 2006 two-for-one stock split, on each outstanding share of common stock in the fourth quarter of 2005. The board of directors also adopted an annual dividend policy in the fourth quarter of 2005 and paid the first quarterly cash dividend in that quarter.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis is provided to increase understanding of, and should be read in conjunction with, our consolidated financial statements and accompanying notes. In this discussion, the words “PPD”, “we”, “our” and “us” refer to Pharmaceutical Product Development, Inc., together with its subsidiaries where appropriate.

Forward-looking Statements

This Form 10-K contains forward-looking statements within the meaning of the federal securities laws. These statements relate to future events or our future financial performance. Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events or performance, expectations, predictions, assumptions and other statements that are not statements of historical facts. In some cases, you can identify forward-looking statements by terminology such as “might”, “will”, “should”, “expect”, “plan”, “anticipate”, “believe”, “estimate”, “predict”, “intend”, “potential” or “continue”, or the negative of these terms, or other comparable terminology. These statements are only predictions. These statements rely on a number of assumptions and estimates that could be inaccurate and that are subject to risks and uncertainties. Actual events or results might differ materially due to a number of factors, including those listed in “Potential Volatility of Quarterly Operating Results and Stock Price” and in “Part I, Item 1A. Risk Factors”. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.

Executive Overview

Our revenues are dependent on a relatively small number of industries and clients. As a result, we closely monitor the market for our services. For a discussion of the trends affecting the market for our services, see “Item 1. Business – Trends Affecting the Drug Discovery and Development Industry”. It is difficult to forecast with certainty the future demand for CRO services, particularly in light of the current general economic conditions and global financial crisis. Despite current conditions and uncertainties about both the level of and delays in R&D spending by pharmaceutical and biotech companies, we believe that the market for our services is intact. For 2009, we plan to continue to focus on operational performance, sales execution and building strategic partnerships with pharmaceutical and biotechnology companies.

We believe there are opportunities for growth and improvement in specific areas of our core development business. In total, the four Phase II-IV geographic regions showed continued strength in 2008 demonstrated by a 15.9% increase in new authorizations, and we expect to see continued revenue growth in 2009. In addition, as we expand our global footprint, we expect our non-United States Phase II-IV units to continue to grow at a higher rate than our overall revenue growth as evidenced by our recent announcement to acquire an independent contract research organization with offices in Central and Eastern Europe. We also believe that there is opportunity for growth in our laboratory operations with the acquisition of our new vaccine lab from Merck in December 2008 and the planned expansions of our central lab into Southeast Asia and our GMP lab into Ireland. We expect these two laboratory expansions will begin operations in the second half of 2009.

We review various metrics to evaluate our financial performance, including period-to-period changes in backlog, new authorizations, cancellation rates, revenue, margins and earnings. In 2008, we had new authorizations of $2.7 billion, an increase of 24.5% over 2007. The cancellation rate for 2008 was 24.6%, which is slightly higher than the 23.6% cancellation rate for 2007. Despite the increase in cancellations in 2008, backlog grew to $3.2 billion as of December 31, 2008, up 21.3% over December 31, 2007. The average length of our contracts as of December 31, 2007 and 2008 remained constant at 34 months.

Backlog by client type as of December 31, 2008 was 60.0% pharmaceutical, 30.6% biotech and 9.4% government/other, as compared to 48.8% pharmaceutical, 38.9% biotech and 12.3% government/other as of December 31, 2007. The change in the composition of our backlog from 2007 to 2008 was primarily the result of an increase in authorizations from pharmaceutical companies in 2008 and lower levels of authorizations from biotechnology companies. Net revenue by client type for the year ended December 31, 2008 was 56.5% pharmaceutical, 30.7% biotech and 12.8% government/other, compared to 58.7% pharmaceutical, 29.1% biotech and 12.2% government/other as of December 31, 2007.

For 2008, net revenue contribution by service area was 79.3% for Phase II-IV services, 14.5% for laboratory services, 3.6% for Phase I clinic and 2.6% for Discovery Sciences, compared to net revenue contribution for the year ended December 31, 2007 of 81.0% for Phase II-IV services, 14.1% for laboratory services, 3.3% for Phase I clinic and 1.6% for Discovery Sciences. Our top therapeutic areas by net revenue for the year ended December 31, 2008 were oncology, infectious disease, circulatory/cardiovascular, endocrine/metabolic and central nervous system. For a detailed discussion of our revenue, margins, earnings and other financial results for the year ended December 31, 2008, see “Results of Operations - Year Ended December 31, 2007 versus Year Ended December 31, 2008” below.

Capital expenditures for the year ended December 31, 2008 totaled $66.9 million. These capital expenditures were primarily for computer hardware and software, scientific equipment for our laboratory units, construction in progress for our new building in Scotland and various building improvements. We made these investments to support our growing businesses and to improve the efficiencies of our operations. For 2009, we expect to spend between $80.0 million and $90.0 million for capital expenditures, primarily for facility expansions and improvements, as well as investments in information technology and new laboratory equipment.

As of December 31, 2008, we had $608.4 million of cash, cash equivalents and short- and long-term investments. In 2008, we generated $380.5 million in cash from operations. The number of days’ revenue outstanding in accounts receivable and unbilled services, net of unearned income, also known as DSO, was 42 and 51 days as of December 31, 2008 and 2007, respectively. DSO decreased in 2008 due to improved cash collections, the mix of contracts performed, and their payment terms. We plan to continue to monitor DSO and the various factors that affect it. However, we expect DSO will continue to fluctuate in the future depending on contract terms, the mix of contracts performed and our success in collecting receivables.

In September 2008, we announced our board of directors increased the annual dividend rate from $0.40 to $0.50 per share, payable quarterly at a rate of $0.125 per share. The new dividend rate was effective beginning in the fourth quarter 2008.

With regard to our compound partnering arrangements, Johnson & Johnson’s marketing authorization application for dapoxetine is under regulatory review in several countries. In February 2009, Finland and Sweden approved the drug for market under the trade name Priligy. As previously disclosed, we are entitled to receive a $2.5 million milestone on each of the first two national approvals, for a total of $5.0 million. We are also entitled to a double-digit royalty on net sales, followed by sales-based milestones if requisite sales levels are reached.

The dipeptidyl peptidase, or DPP-4, program in type 2 diabetes with Takeda is under regulatory review in the United States and Japan. Takeda submitted the new drug application, or NDA, for alogliptin to the Food and Drug Administration, or FDA, in December 2007. The FDA was not able to complete its review of the alogliptin NDA before the Prescription Drug Use Fee Act date of October 27, 2008 due to the lack of internal resources. The FDA is now expected to respond to the alogliptin NDA by June 26, 2009. If additional filings, approvals and launch occur for alogliptin, we will receive additional regulatory milestones, royalties on sales and sales-based milestones if specified sales levels are achieved.

With regard to our collaboration on the statin compound, PPD10558, as previously announced, we completed a high dose comparator study in healthy volunteers. The drug was well-tolerated and a preliminary review of results suggests the statin compound compares favorably to currently marketed statins. We continue to review the data from this trial, identify potential development and commercialization partners and evaluate the future development of this compound.

We believe these drug development collaborations allow us to leverage our resources and global drug development expertise to create new opportunities for growth and to share the risks and potential rewards of drug development with our collabrators. For a background discussion of our compound partnering arrangements, see “Item 1. Business – Our Services – Our Discovery Sciences Segment – Compound Collaboration Programs”. We believe our compound partnering strategy uses our cash resources and drug development expertise to drive mid- to long-term shareholder value. In 2009, we plan to continue to advance our existing collaborations in addition to evaluating new potential strategies and opportunities in this area.

New Business Authorizations and Backlog

We add new business authorizations, which are sales of our services, to backlog when we enter into a contract or letter of intent or receive a verbal commitment. Authorizations can vary significantly from quarter to quarter and contracts generally have terms ranging from several months to several years. We recognize revenue on these authorizations as services are performed. Our new authorizations for the years ended December 31, 2006, 2007 and 2008 were $2.0 billion, $2.2 billion and $2.7 billion, respectively.

Our backlog consists of new business authorizations for which the work has not started but is anticipated to begin in the future and contracts in process that have not been completed. As of December 31, 2008, the remaining duration of the contracts in our backlog ranged from one to 109 months, with a weighted-average duration of 34 months. We expect the weighted-average duration of the contracts in our backlog to fluctuate from year to year in the future, based on the contracts constituting our backlog at any given time. Amounts included in backlog represent future potential revenue and exclude revenue that we have recognized. We adjust backlog on a monthly basis to account for fluctuations in exchange rates. Our backlog as of December 31, 2006, 2007 and 2008 was $2.2 billion, $2.7 billion and $3.2 billion, respectively. For various reasons discussed in “Item 1. Business – Backlog”, our backlog might never be recognized as revenue and is not necessarily a meaningful predictor of future performance.

Results of Operations

Revenue Recognition

We record revenue from contracts, other than time-and-material contracts, on a proportional performance basis in our Development and Discovery Sciences segments. To measure performance on a given date, we compare direct costs through that date to estimated total direct costs to complete the contract. Direct costs relate primarily to the amount of labor and related overhead costs for the delivery of services. We believe this is the best indicator of the performance of the contractual obligations. Changes in the estimated total direct costs to complete a contract without a corresponding proportional change to the contract value result in a cumulative adjustment to the amount of revenue recognized in the period the change in estimate is determined. For time-and-material contracts in both our Development and Discovery Sciences segments, we recognize revenue as hours are worked, multiplied by the applicable hourly rate. For our Phase I, laboratory and biomarker businesses, we recognize revenue from unitized contracts as subjects or samples are tested, multiplied by the applicable unit price. We offer volume discounts to our large customers based on annual volume thresholds. We record an estimate of the annual volume rebate as a reduction of revenue throughout the period based on the estimated total rebate to be earned for the period.

In connection with the management of clinical trials, we pay, on behalf of our clients, fees to investigators and test subjects as well as other out-of-pocket costs for items such as travel, printing, meetings and couriers. Our clients reimburse us for these costs. Amounts paid by us as a principal for out-of-pocket costs are included in direct costs as reimbursable out-of-pocket expenses and the reimbursements we receive as a principal are reported as reimbursed out-of-pocket revenue. In our statements of income, we combine amounts paid by us as an agent for out-of-pocket costs with the corresponding reimbursements, or revenue, we receive as an agent. During the years ended December 31, 2006, 2007 and 2008, fees paid to investigators and other fees we paid as an agent and the associated reimbursements were approximately $305.2 million, $356.8 million and $319.0 million, respectively.

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

We record depreciation expense on a straight-line method, based on the following estimated useful lives:

Buildings	20-40 years
Furniture and equipment	5-10 years
Computer equipment and software	2-5 years
Aircraft	30 years

We depreciate leasehold improvements over the shorter of the life of the relevant lease or the useful life of the improvement. We depreciate property under capital leases over the life of the lease or the service life, whichever is shorter. We record amortization expense on intangible assets on a straight-line method over the life of the intangible assets.

Year Ended December 31, 2007 versus Year Ended December 31, 2008

The following table sets forth amounts from our consolidated financial statements along with the dollar and percentage change for the full year of 2007 compared to the full year of 2008.

(in thousands, except per share data)	Year Ended December 31,
	2007	2008	$ Inc (Dec)	% Inc (Dec)
Net revenue:
Development	$1,275,399	$1,415,829	$140,430	11.0%
Discovery Sciences	19,979	36,934	16,955	84.9
Reimbursed out-of-pockets	119,087	117,138	(1,949)	(1.6)

Total net revenue	1,414,465	1,569,901	155,436	11.0

Direct costs:
Development	641,902	689,424	47,522	7.4
Discovery Sciences	10,610	11,142	532	5.0
Reimbursable out-of-pocket expenses	119,087	117,138	(1,949)	(1.6)

Total direct costs	771,599	817,704	46,105	6.0

Research and development expenses	19,238	9,234	(10,004)	(52.0)
Selling, general and administrative expenses	338,055	399,111	61,056	18.1
Depreciation and amortization	55,592	60,426	4,834	8.7
Impairment of intangible asset	-	1,607	1,607	100.0

Income from operations	229,981	281,819	51,838	22.5

Impairment of investments, net of recoveries	(690)	(17,741)	(17,051)	2471.2
Interest and other income, net	18,662	14,761	(3,901)	(20.9)

Income before provision for income taxes	247,953	278,839	30,886	12.5
Provision for income taxes	84,552	91,320	6,768	8.0

Net income	$163,401	$187,519	$24,118	14.8

Net income per diluted share	$1.36	$1.56	$0.20	14.7

Total net revenue increased $155.4 million to $1.6 billion in 2008. The increase in total net revenue resulted primarily from an increase in our Development segment revenue. The Development segment generated net revenue of $1.4 billion, which accounted for 90.2% of total net revenue for 2008. The 11.0% increase in Development net revenue was primarily attributable to an increase of $103.8 million in the level of Phase II-IV services we provided in 2008 as compared to 2007. Net revenue from our laboratory units increased $28.0 million in 2008 compared to 2007 and contributed to the overall increase in net revenue in the Development segment.

The Discovery Sciences segment generated net revenue of $37.0 million in 2008, an increase of $17.0 million from 2007. The higher 2008 Discovery Sciences net revenue was mainly attributable to the $15.0 million we earned in the first quarter of 2008 as a result of the FDA’s acceptance of the alogliptin NDA and a $3.0 million milestone payment we earned from Takeda’s submission of the alogliptin NDA in Japan.

Total direct costs increased $46.1 million to $817.7 million in 2008 primarily as the result of an increase in the Development segment direct costs. Development segment direct costs increased $47.5 million to $689.4 million in 2008. The primary reason for this was an increase in personnel costs of $34.4 million due to an average of approximately 400 new employees during 2008 in our global Phase II-IV division. The remaining increase in Development segment direct costs was primarily due to increased facility costs of $11.6 million as a result of our headcount growth and an increase of $8.2 million related to losses on our hedging positions, partially offset by a decrease in consulting, temporary labor and contract labor of $9.5 million.

R&D expenses decreased $10.0 million to $9.2 million in 2008. The decrease in R&D expense was primarily due to a decrease in development costs associated with the statin compound we licensed from Ranbaxy and are developing as a potential treatment for dyslipidemia. We continue to conduct limited development activities with respect to the statin compound. We plan to continue evaluating other compound partnering strategies and opportunities, which could result in additional R&D expenses in future periods.

SG&A expenses increased $61.1 million to $399.1 million in 2008. As a percentage of total net revenue, SG&A expenses increased to 25.4% in 2008 as compared to 23.9% in 2007. The increase in SG&A expenses in absolute terms was primarily related to additional personnel costs of $51.1 million, higher bad debt costs of $7.3 million and increased facility and information technology costs of $3.2 million, partially offset by a $4.3 million decrease in recruitment and relocation costs. A majority of our bad debt for 2008 related to Accentia Biopharmaceuticals, Inc., which filed for bankruptcy protection in November 2008.

Depreciation and amortization expense increased $4.8 million to $60.4 million in 2008. The increase was related to property and equipment we acquired to accommodate our growth. Capital expenditures were $66.9 million in 2008. Our capital expenditures included $26.4 million for computer software and hardware, $19.5 million for our new building in Scotland and various other leasehold improvements and $14.5 million for additional scientific equipment for our laboratory units.

In 2008, Accentia announced its Phase III clinical trial in SinuNase failed to meet its goal in treating chronic sinusitis participants, resulting in a significant amount of uncertainty regarding the future clinical development of SinuNase. As a result, we wrote off the $1.6 million of remaining unamortized value of our royalty interest in SinuNase.

Income from operations increased $51.8 million to $281.8 million in 2008. Income from operations in 2008 included $18.0 million in milestone payments under our DPP-4 collaboration agreement with Takeda.

Impairment of investments, net of recoveries, of $17.7 million in 2008 consisted of a net impairment of an investment in our short-term investment portfolio of $3.7 million and a $14.0 million write-down for an other-than-temporary decline in the fair market value of our marketable investment in Accentia. The write-down on Accentia was based on a decrease in the publicly quoted market price of Accentia’s common stock and Accentia’s bankruptcy filing in November 2008. As of December 31, 2008, we had completely written off our investment in Accentia. The net impairment of investments consisted of an impairment on a AAA-rated tax-advantaged investment fund of $3.7 million, net of a reimbursement of $3.6 million by the investment fund manager.

Interest and other income, net decreased $3.9 million to $14.8 million in 2008. This decrease was due primarily to a decrease in interest income of $1.7 million as a result of lower interest rates paid on investments and a net foreign currency transaction loss of $3.6 million, partially offset by an increase on the gain on the sale of investments of $1.0 million as well as the sale of our institutional review board unit for $1.0 million.

Our provision for income taxes increased $6.8 million to $91.3 million in 2008. Our effective income tax rate for 2007 was 34.1% compared to 32.8% for 2008. The effective tax rate for 2008 was positively impacted by 0.7% due to a tax benefit realized from the disposal of assets during the first quarter of 2008 as well as a decrease in unrecognized tax benefits. The effective tax rate for 2007 was positively impacted by the settlement of tax audits and closing of statutory limitations. The remaining difference in our effective tax rates for 2008 compared to 2007 was due to the change in geographic distribution of our pretax earnings among locations with varying tax rates.

Net income of $187.5 million in 2008 represents an increase of 14.8% from $163.4 million in 2007. Net income per diluted share of $1.56 in 2008 represents a 14.7% increase from $1.36 net income per diluted share in 2007. Net income per diluted share for 2008 included $18.0 million in milestone payments from Takeda under our DPP-4 collaboration agreement, a $1.6 million impairment of an intangible asset and a $17.7 million impairment of investments, net of recoveries, all discussed above.

Year Ended December 31, 2006 versus Year Ended December 31, 2007

The following table sets forth amounts from our consolidated financial statements along with the dollar and percentage change for the full year of 2006 compared to the full year of 2007.

(in thousands, except per share data)	Year Ended December 31,
	2006	2007	$ Inc (Dec)	% Inc (Dec)
Net revenue:
Development	$1,113,106	$1,275,399	$162,293	14.6%
Discovery Sciences	33,193	19,979	(13,214)	(39.8)
Reimbursed out-of-pockets	101,383	119,087	17,704	17.5

Total net revenue	1,247,682	1,414,465	166,783	13.4

Direct costs:
Development	559,819	641,902	82,083	14.7
Discovery Sciences	9,324	10,610	1,286	13.8
Reimbursable out-of-pocket expenses	101,383	119,087	17,704	17.5

Total direct costs	670,526	771,599	101,073	15.1

Research and development expenses	5,406	19,238	13,832	255.9
Selling, general and administrative expenses	304,035	338,055	34,020	11.2
Depreciation and amortization	47,738	55,592	7,854	16.5

Income from operations	219,977	229,981	10,004	4.5

Impairment of investments	-	(690)	(690)	(100.0)
Interest and other income, net	15,528	18,662	3,134	20.2

Income before provision for income taxes	235,505	247,953	12,448	5.3
Provision for income taxes	78,853	84,552	5,699	7.2

Net income	$156,652	$163,401	$6,749	4.3

Net income per diluted share	$1.32	$1.36	$0.04	3.0

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

The primary reason for this was an increase in personnel costs of $63.6 million due to the addition of approximately 800 new employees in our global Phase II-IV division. The remaining increase in the Development segment direct costs was primarily due to increased facility costs of $9.0 million as a result of our headcount growth and an increase in contract labor for clinical personnel of $10.2 million. These increases in direct costs were also attributable to foreign currency fluctuation, as discussed below.

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

Income from operations increased $10.0 million to $230.0 million in 2007. Income from operations in 2007 was negatively impacted by approximately $10.9 million due to foreign currency fluctuation, primarily the weakening of the U.S. dollar relative to the pound sterling, euro and Brazilian real. Although these currency movements increased net revenue in the aggregate, the negative impact on income from operations is attributable to dollar-denominated contracts for services rendered in countries other than the United States. In these cases, revenue is not impacted by the weakening of the U.S. dollar, but the costs associated with performing these contracts and maintaining the foreign infrastructure, which are paid in local currency, increase when translated to U.S. dollars, resulting in lower operating profits. In addition, income from operations in 2006 included a $15.0 million milestone payment from Takeda under the DPP-4 collaboration agreement.

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

Liquidity and Capital Resources

As of December 31, 2008, we had $491.8 million of cash and cash equivalents and $27.1 million of short-term investments. We also had $89.6 million of long-term investments, net of unrealized loss, consisting of auction rate securities. We have classified these auction rate securities as long-term due to uncertainties about the liquidity in the auction rate securities market. Our cash and cash equivalents and short-term investments are invested in financial instruments that are issued or guaranteed by the U.S. government, highly rated corporate debt obligations, commercial paper and municipal debt obligations. Our expected primary cash needs on both a short-term basis are for capital expenditures, expansion of services, possible acquisitions, investments and compound partnering collaborations, geographic expansion, dividends, our stock repurchase program, working capital and other general corporate purposes. We have historically funded our operations, dividends and growth, including acquisitions, primarily with cash flow from operations.

We held approximately $209.5 million and $89.6 million, net of unrealized losses in auction rate securities at December 31, 2007 and 2008, respectively. Our portfolio of investments in auction rate securities consists of interests in government-guaranteed student loans, insured municipal debt obligations and municipal preferred auction rate securities. During the twelve months ended December 31, 2008, all of our auction rate securities had a failed auction. We will not be able to liquidate these securities until a future auction is successful, the issuer redeems the outstanding securities or the securities mature. Due to the uncertainties about liquidity in the auction rate securities market, we classified our entire auction rate securities balance of $89.6 million as long-term assets and recorded an unrealized loss on these investments of $30.5 million as of December 31, 2008. We concluded that this was a temporary impairment based on the market conditions, our ability and intent to hold the auction rate securities until the fair value recovers and an assessment of credit quality of the underlying collateral.

In 2008, our operating activities provided $380.5 million in cash as compared to $226.7 million for the same period last year. The change in cash flow was due primarily to (1) a $33.2 million increase in noncash items relating to investing or financing activities, including an impairment of investments, net of $17.1 million, an increase in depreciation and amortization of $4.8 million, an increase in the provision for doubtful accounts of $7.3 million and an increase in stock compensation expense of $3.2 million, and (2) deferrals of past, and accruals of expected future, operating cash receipts and payments totaling $96.4 million. The change in adjustments for accruals of expected future operating cash receipts and payments includes accounts receivable and unbilled services of $108.7 million, prepaid expenses and investigator advances of $6.2 million and unearned income of $56.4 million. The change in adjustments for deferrals of past operating cash receipts and payments includes accounts payable and other accrued expenses and deferred rent of ($36.7) million, accrued and deferred income taxes of ($9.3) million and payables to investigators of ($28.1) million. Fluctuations in receivables and unearned income occur on a regular basis as we perform services, achieve milestones or other billing criteria, send invoices to clients and collect outstanding accounts receivable. This activity varies by individual client and contract. We attempt to negotiate payment terms that provide for payment of services prior to or soon after the provision of services, but the levels of unbilled services and unearned revenue can vary significantly from period to period.

In 2008, our investing activities provided $75.6 million in cash. We used cash to purchase investments of $198.2 million, make capital expenditures of $66.9 million, purchase acquisitions of $32.2 million, and purchase other investments of $4.1 million. These amounts were offset by maturities and sales of investments of $376.3 million. Our capital expenditures in 2008 primarily consisted of $26.4 million for computer software and hardware, $19.5 million for our new building in Scotland and various other leasehold improvements and $14.5 million for additional scientific equipment for our laboratory units. We expect our capital expenditures in 2009 will be approximately $80.0 million to $90.0 million, primarily for facility expansions and improvements, as well as investments in information technology and new laboratory equipment.

In 2008, our financing activities used $111.1 million of cash. We used $89.3 million of cash to repurchase shares of our common stock and $50.4 million to pay dividends, which was partially offset by proceeds of $25.4 million from stock option exercises and purchases under our employee stock purchase plan and $3.2 million in income tax benefits from the exercise of stock options and disqualifying dispositions of stock. The timing and amount of any share repurchases will be determined by our management based on their evaluation of the market conditions and other factors.

The following table sets forth amounts from our consolidated balance sheet affecting our working capital along with the dollar amount of the change from 2007 to 2008.

(in thousands)	Year Ended December 31,
	2007	2008	$ Inc (Dec)
Current assets
Cash and cash equivalents	$171,427	$491,755	$320,328
Short-term investments	330,957	27,064	(303,893)
Accounts receivable and unbilled services, net	481,477	401,303	(80,174)
Investigator advances	15,318	16,901	1,583
Prepaid expenses	22,757	27,242	4,485
Deferred tax assets	23,682	27,972	4,290
Other current assets	27,595	26,973	(622)

Total current assets	$1,073,213	$1,019,210	$(54,003)

Current liabilities
Accounts payable	$24,984	$23,022	$(1,962)
Payables to investigators	58,952	39,370	(19,582)
Accrued income taxes	16,182	18,388	2,206
Other accrued expenses	167,336	178,926	11,590
Unearned income	205,779	246,649	40,870

Total current liabilities	$473,233	$506,355	$33,122

Working capital	$599,980	$512,855	$(87,125)

Working capital as of December 31, 2008 was $512.9 million, compared to $600.0 million at December 31, 2007. The decrease in working capital was due primarily to the decrease in short-term investments and accounts receivable and unbilled services, net, partially offset by increases in cash and cash equivalents and unearned income. Due to the uncertainties about liquidity in the auction rate securities market, we reclassified our entire auction rate securities balance of $89.6 million to long-term assets at December 31, 2008. We have the ability and intent to hold these securities until the fair value recovers.

For the year ended December 31, 2008, DSO was 42 days, compared to 51 days for the year ended December 31, 2007. We calculate DSO by dividing accounts receivable and unbilled services less unearned income by average daily gross revenue for the applicable period. We expect DSO will continue to fluctuate in the future depending on contract terms, the mix of contracts performed within a quarter, the levels of investigator advances and unearned income, and our success in collecting receivables.

We maintain a defined benefit pension plan for certain employees and former employees in the United Kingdom, or U.K. This pension plan was closed to new participants as of December 31, 2002. The projected benefit obligation for the benefit plan at December 31, 2007 and December 31, 2008, was $57.1 million and $41.6 million, respectively, and the value of the plan assets was $47.3 million and $29.2 million, respectively. As a result, the plan was under-funded by $9.8 million in 2007 and by $12.4 million in 2008. The amount of contributions to the plan for the years ended December 31, 2007 and 2008 were $2.5 million and $4.1 million, respectively. It is likely that the amount of our contributions to the plan could increase in future years. We expect the pension cost to be recognized in our financial statements to increase from the $1.9 million in 2008 to approximately $2.6 million in 2009. The expense to be recognized in future periods could increase or decrease depending upon the change in the fair market value of the plan assets and changes in the projected benefit obligation.

A decrease in the market value of plan assets and/or declines in interest rates, both of which seem possible in light of general economic conditions, are likely to cause the amount of the under-funded status to increase. After completion of the actuarial valuations in 2009, we could be required to record an additional reduction to shareholders’ equity. In connection with the plan, we recorded an increase (decrease) to shareholders’ equity in 2007 and 2008 of $0.5 million, and

($4.8) million, respectively. Given the impact that the discount rate and stock market performance have on the projected benefit obligation and market value of plan assets, future changes in either one of these factors could significantly reduce or increase the amount of our pension plan under-funding.

Effective July 1, 2008, we reduced our $50.0 million revolving credit facility with Bank of America, N.A. to $25.0 million. Indebtedness under the facility is unsecured and subject to covenants relating to financial ratios and restrictions on certain types of transactions. This credit facility does not expressly restrict or limit the payment of dividends. We were in compliance with all loan covenants as of December 31, 2008. Outstanding borrowings under the facility bear interest at an annual fluctuating rate equal to the one-month London Interbank Offered Rate, or LIBOR, plus a margin of 0.6%. We can use borrowings under this credit facility for working capital and general corporate purposes. This credit facility is currently scheduled to expire in June 2009, at which time any outstanding balance will be due. As of December 31, 2008, no borrowings were outstanding under this credit facility, although the aggregate amount available for borrowing had been reduced by $1.8 million due to outstanding letters of credit issued under this facility.

In October 2007, our board of directors increased the annual dividend rate from $0.12 to $0.40 per share per year, payable quarterly at a rate of $0.10 per share. The new dividend rate was effective beginning in the fourth quarter of 2007. In September 2008, our board of directors further increased the annual dividend rate from $0.40 to $0.50 per share per year, payable quarterly at a rate of $0.125 per share. The new dividend rate was effective beginning in the fourth quarter of 2008. The annual cash dividend policy and the payment of future quarterly cash dividends under that policy are not guaranteed and are subject to the discretion of and continuing determination by our board of directors that the policy remains in the best interests of our shareholders and in compliance with applicable laws and agreements.

In 2008, we announced our board of directors approved a stock repurchase program authorizing us to repurchase up to $350.0 million of our common stock from time to time in the open market. We adopted a share repurchase program in view of the current price at which stock was trading at the time of the adoption of the program, the strength of our balance sheet and our ability to generate cash, and in order to minimize earnings dilution from future equity compensation awards. During the year ended December 31, 2008, we repurchased approximately 2,435,000 shares of our common stock for an aggregate purchase price, including broker commissions, of $89.3 million at an average price per share of $36.68. As of December 31, 2008, $260.7 million remained available for share repurchases under the stock repurchase program. We expect to finance potential repurchases of stock, if any, from existing cash and cash flows from operations.

We have commitments to invest up to an aggregate additional $20.3 million in four venture capital funds and $3.4 million in other investments. For further details, see Note 3 in the notes to consolidated financial statements.

We had gross unrecognized tax benefits of approximately $23.8 million as of December 31, 2007. Of this total, $9.3 million, net of the federal benefit on state taxes, is the amount that, if recognized, would result in a reduction of our effective tax rate. As of December 31, 2008, the total gross unrecognized tax benefits were $16.9 million and of this total, $9.9 million is the amount that, if recognized, would reduce our effective tax rate. We believe that it is reasonably possible that the total amount of unrecognized tax benefits could decrease by up to $6.2 million within the next 12 months due to the settlement of audits and the expiration of the statutes of limitations.

Our policy for recording interest and penalties associated with tax audits is to record them as a component of provision for income taxes. During 2007, we recorded $2.0 million of interest and $0.4 million of penalties as expenses to the statement of income. As of December 31, 2007, we had accrued $4.1 million of interest and $1.3 million of penalties. During 2008, the amount of interest and penalties recorded as an expense to the statement of income was $2.0 million and $0.1 million, respectively. As of December 31, 2008, $6.0 million of interest and $1.0 million of penalties were accrued. To the extent interest and penalties are not assessed with respect to uncertain tax positions, we will reduce amounts accrued and reflect them as a reduction of the overall income tax provision.

We analyzed filing positions in all of the significant federal, state and foreign jurisdictions where we are required to file income tax returns, as well as open tax years in these jurisdictions. The only periods subject to examination by the major tax jurisdictions where we do business are the 2005 through 2008 tax years. Various foreign and state income tax returns are under examination by taxing authorities. We do not believe that the outcome of any examination will have a material impact on our financial condition or results of operations.

We have been involved in compound development and commercialization collaborations since 1997. We developed a risk-sharing research and development model to help pharmaceutical and biotechnology clients develop compounds. Through collaborative arrangements based on this model, we assist our clients by sharing the risks and potential rewards associated with the development and commercialization of drugs at various stages of development. As of December 31, 2008, we had two main collaborations with Johnson & Johnson and Takeda Pharmaceuticals Company Limited involving dapoxetine and alogliptin, respectively, both of which involve the potential future receipt of one or more of the following forms of revenue: payments upon the achievement of specified regulatory and sales-based milestones and royalty payments if the compound is approved for sale. In February 2009, Finland and Sweden approved the drug for marketing under the trade name Priligy. As previously disclosed, we are entitled to receive a $2.5 million milestone on each of the first two national approvals, for a total of $5.0 million. We are also entitled to a double-digit royalty on net sales of Priligy, followed by sales-based milestones if requisite sales levels are reached. The alogliptin compound is still under regulatory review and has not been approved for sale in any country in the world. As a result of the risks associated with drug development, including poor or unexpected clinical trial results, obtaining regulatory approval to sell in any country and changing regulatory requirements, we might not receive any further milestone payments, royalties or other payments with respect to any of our drug development collaborations.

As of December 31, 2008, we had two collaborations that involved potential future expenditures. The first is our collaboration with Johnson & Johnson, for Priligy. In connection with this collaboration, we have an obligation to pay a royalty to Eli Lilly and Company of 5% on annual net sales of the compound in excess of $800 million.

The second collaboration involving future expenditures is with Ranbaxy. In February 2007, we exercised an option to license from Ranbaxy a statin compound that we are developing as a potential treatment for dyslipidemia, a metabolic disorder characterized by high cholesterol levels. Under the agreement, we have an exclusive license to make, use, sell, import and sublicense the compound and any licensed product anywhere in the world for any human use. We are solely responsible, and will bear all costs and expenses, for the development, manufacture, marketing and commercialization of the compound and licensed products. We are obligated to pay Ranbaxy milestone payments upon the occurrence of specified clinical development events. If a licensed product is approved for sale, we must also pay Ranbaxy royalties based on sales of the product, as well as commercial milestone payments based on the achievement of specified worldwide sales targets. If all criteria are met, the total amount of potential clinical and sales-based milestones that we are obligated to pay Ranbaxy would be $44.0 million. As previously announced, we have completed a high dose comparator study in healthy volunteers. The drug was well-tolerated and we believe the results suggest the statin compound compares favorably to currently marketed statins. We continue to review the data from this trial, identify potential development and commercialization partners and evaluate the future clinical development of this compound.

Under most of our agreements for Development services, we typically agree to indemnify and defend the sponsor against third-party claims based on our negligence or willful misconduct. Any successful claims could have a material adverse effect on our financial statements.

We expect to continue expanding our operations through internal growth, strategic acquisitions and investments. We expect to fund these activities and the payment of future cash dividends and potential repurchases of stock, if any, from existing cash and cash flows from operations. We believe that these sources of liquidity will be sufficient to fund our operations, dividends and stock repurchases, if any, for the foreseeable future. From time to time, we evaluate potential acquisitions, investments and other growth and strategic opportunities that might require additional external financing, and we might seek funds from public or private issuances of equity or debt securities. While we believe we have sufficient liquidity to fund our operations for the foreseeable future, our sources of liquidity and ability to pay dividends or repurchase our stock could be affected by our dependence on a small number of industries and clients; compliance with regulations; reliance on key personnel; breach of contract, personal injury or other tort claims; international risks; environmental or intellectual property claims; or other factors described under “Item 1A. Risk Factors”, in this Item 7 under the subheadings “Contractual Obligations”, “Critical Accounting Policies and Estimates”, “Potential Liability and Insurance”, “Potential Volatility of Quarterly Operating Results and Stock Price” and under “Item 7A. Quantitative and Qualitative Disclosures about Market Risk”.

Contractual Obligations

As of December 31, 2008, future minimum payments on all our contractual obligations for years subsequent to December 31, 2008 were as follows:

	Payments Due By Period (in thousands)
	2009	2010 - 2011	2012 - 2013	2014 and thereafter	Total
Operating leases	$50,614	$81,207	$55,330	$61,856	$249,007
Less: sublease income	(2,113)	(3,929)	(3,423)	(1,877)	(11,342)

Total	$48,501	$77,278	$51,907	$59,979	$237,665

We are a limited partner in four venture capital funds and have committed to invest up to an aggregate additional $20.3 million in these funds over the next five years. We also hold other investments which we have committed to invest up to an aggregate of $3.4 million through 2011. We anticipate that our aggregate investment in these funds and other investments will be made through a series of future capital calls over the next several years. We also have a long-term liability on our balance sheet regarding the underfunding of our U.K. pension plan in the amount of $12.4 million. We do not know if or when this will be funded because this liability will change based on the performance of the investments of the plan and changes in the benefit obligations. Also, in 2007, we exercised an option to license a statin compound from Ranbaxy Laboratories Ltd. that we intend to develop as a treatment for dyslipidemia. We are solely responsible, and will bear all costs and expenses, for the development, manufacture, marketing and commercialization of the compound and licensed products. We are also obligated to pay Ranbaxy milestone payments upon the occurrence of specified clinical development events. If a licensed product is approved for sale, we must also pay Ranbaxy royalties based on sales of such product and commercial milestone payments based on the achievement of specified worldwide sales targets. If all criteria are met, the total amount of potential clinical and sales-based milestones over the development and commercialization period would be $44.0 million. Lastly, we have a liability of unrecognized tax benefits of approximately $16.9 million. We believe that it is reasonably possible that the total amount of unrecognized tax benefits could decrease by up to $6.2 million within the next 12 months due to the settlement of audits and the expiration of the statutes of limitations. We are unable to reasonably estimate the amount or timing of payments for the remainder of the liability.

Off-balance Sheet Arrangements

From time to time, we cause letters of credit to be issued to provide credit support for guarantees, contractual commitments and insurance policies. The fair values of the letters of credit reflect the amount of the underlying obligation and are subject to fees competitively determined in the marketplace. As of December 31, 2008, we had four letters of credit outstanding for a total of $1.8 million.

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

Revenue Recognition

The majority of our Development segment revenues are recorded on a proportional performance basis. To measure performance on a given date, we compare direct costs through that date to estimated total direct costs to complete the contract. Direct costs relate primarily to the amount of labor and labor-related overhead costs related to the delivery of services. We believe this is the best indicator of the performance of the contractual obligations.

Our contracts are generally based on a fixed fee or unitized pricing model and have a duration of a few months to ten years. The contract value for a fixed fee contract equals the agreed-upon aggregate amount of the fixed fees. We measure the contract value for unitized pricing models using the estimated units (number of patients to be dosed or study sites to be initiated, for example) to be completed and the agreed-upon unit prices. As part of the client proposal and contract negotiation process, we develop a detailed project budget for the direct costs to be expended based on the scope of the work, the complexity of the study, the geographic locations involved and our historical experience. We then establish the individual contract pricing based on our internal pricing guidelines, discount agreements, if any, and negotiations with the client.

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

As a result of this review, we might determine that our previous estimates of contract value or direct costs need to be revised based upon the new information. A change in the scope of work generally results in the negotiation of contract modifications to increase or decrease the contract value along with an associated increase or decrease in the estimated total direct costs to complete. If a contract modification is not agreed to, we could bear the risk of cost overruns. Contract values and modifications to contract values are only included in the calculation of revenue when we believe that realization is reasonably assured and we have appropriate evidence of arrangement.

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

In 2008 and some prior years, we had to commit unanticipated resources to complete projects, resulting in lower gross margins on those projects. We might experience similar situations in the future. Increases in the estimated total direct costs to complete a contract without a corresponding proportional increase to the contract value result in a cumulative adjustment to the amount of revenue recognized in the period the change in estimate is determined. Should our estimated direct costs to complete a fixed price contract prove to be low, gross margins could be materially adversely affected, absent our ability to negotiate a contract modification. Historically, the majority of our estimates and assumptions have been materially correct, but these estimates might not continue to be accurate in the future. A hypothetical increase of 1% in the total estimated remaining project direct costs to complete, without a corresponding proportional increase in the contract value, for open projects accounted for under the proportional performance method as of December 31, 2006, 2007 and 2008 would have resulted in a cumulative reduction in revenue and gross margin of approximately $3.3 million, $3.5 million, and $4.2 million, respectively.

In our Discovery Sciences segment, we generate revenue from time to time in the form of milestone payments in connection with licensing of compounds. We only recognize milestone payments as revenue if the specified milestone is achieved and accepted by the client, and continued performance of future research and development services related to that milestone is not required. Future potential milestone payments under various discovery contracts might never be received because the milestones might not be achieved.

Allowance for Doubtful Accounts

Included in “Accounts receivable and unbilled services, net” on our consolidated balance sheets is an allowance for doubtful accounts. Generally, before we do business with a new client, we perform a credit check. We also review our accounts receivable aging on a monthly basis to determine if any receivables will potentially be uncollectible. The allowance for doubtful accounts includes specific accounts and an estimate of other losses based on historical loss experience. After all attempts to collect the receivable have failed, we write the receivable off against the allowance. Based on the information available to us, we believe our allowance for doubtful accounts as of December 31, 2008 is adequate to cover uncollectible balances. However, actual invoice write-offs might exceed the recorded reserve.

Investments

Our investments consist of marketable and debt investments in publicly traded and privately held entities. We classify our investments in publicly traded securities as available-for-sale securities and record them at their current quoted market price. Our investments in privately held entities do not have readily determinable fair values and, therefore, we record them using the cost method of accounting. Most of our investments are in relatively early-stage life sciences and biotechnology companies or investment funds that invest in similar companies. These early-stage life sciences and biotechnology companies generally do not have established products or proven technologies or material revenue, if any. The fair value of these investments might from time to time be less than their recorded value. We assess our investment portfolio on a quarterly basis for other-than-temporary impairments. For our investments in privately held entities, we look for events or circumstances that would likely have a significant adverse effect on the fair value of the investment. In addition, we evaluate any decline in the fair value of publicly traded or privately held investments to determine the potential extent and timing of recovery, if any. If we deem the impairment to be other-than-temporary, we record the impairment of the investment in our statement of income. This quarterly review includes an evaluation of, among other things, the market condition of the overall industry, historical and projected financial performance, expected cash needs and recent funding events, as well as our expected holding period and the length of time and the extent to which the fair value of the investment has been less than cost. This analysis of the fair values and the extent and timing of recoveries of decreases in fair value requires significant judgment.

Tax Valuation Allowances and Tax Liabilities

We adopted FIN 48 as of January 1, 2007. FIN 48 requires significant judgment in determining what constitutes an individual tax position as well as assessing the outcome of each tax position. Changes in judgment as to recognition or measurement of tax positions can materially affect the estimate of our effective tax rate and, consequently, our operating results. We consider many factors when evaluating and estimating our tax positions and tax benefits, which may require periodic adjustments and may not accurately anticipate actual outcomes.

We have to use estimates and judgments in calculating certain tax liabilities and determining the recoverability of certain deferred tax assets, which arise from net operating losses, tax credit carryforwards and temporary differences between the tax and financial statement recognition of revenue and expense. SFAS No. 109, “Accounting for Income Taxes”, also requires that we reduce our deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of the recorded deferred tax assets will not be realized in future periods.

In evaluating our ability to recover our deferred tax assets, in full or in part, we consider all available positive and negative evidence, including our past operating results, the existence of cumulative losses in the most recent fiscal years and our forecast of future taxable income on a jurisdiction-by-jurisdiction basis. In determining future taxable income, assumptions include the amount of state, federal and international pretax income from operations, international transfer pricing policies, the reversal of temporary differences and the implementation of feasible and prudent tax planning strategies. These assumptions require significant judgment about the forecasts of future taxable income and are consistent with the plans and estimates we use to manage the underlying businesses. Based on our analysis of the above factors, we determined that a valuation allowance of $4.8 million was required as of December 31, 2008 for carryforwards of foreign and state tax losses and credits. Changes in our assumptions could result in an adjustment to the valuation allowance, up or down, in the future.

In addition, the calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax regulations in a multitude of jurisdictions. We determine our liability for uncertain tax positions globally under the provisions in FIN 48. As of December 31, 2008, we had recorded a gross FIN 48 liability of $16.9 million. If events occur such that payment of these amounts ultimately proves to be unnecessary, the reversal of liabilities would result in tax benefits being recognized in the period when we determine the liabilities are no longer necessary. If our calculation of liability related to uncertain tax positions proves to be more or less than the ultimate assessment, a tax expense or benefit to expense, respectively, would result. The total liability reversal that could effect the tax rate is $9.9 million.

Long-Lived Assets

We review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset might not be recoverable. If indicators of impairment are present, we evaluate the carrying value of property and equipment in relation to estimates of future undiscounted cash flows, based on judgments and assumptions. Additionally, we test goodwill for impairment on at least an annual basis by comparing the underlying reporting units’ goodwill to their estimated fair value. These tests for impairment of goodwill involve the use of estimates related to the fair market value of the reporting unit with which the goodwill is associated, and are inherently subjective.

Share-Based Compensation

We account for our share-based compensation plan using the provisions of SFAS No. 123 (revised), “Share-Based Payment”. Accordingly, we measure share-based compensation cost at grant date, based on the fair value of the award, and recognize it as expense over the employee’s requisite service period. The fair value of each option award is estimated on the grant date using the Black-Scholes option-pricing model. The model requires the use of the following assumptions: an expected dividend yield; expected volatility; risk-free interest rate; and expected term. Based on our assumptions for these factors, the weighted-average fair value of options granted during the year ended December 31, 2008 was $9.16 per option. A change in these assumptions could have a significant impact on the weighted-average fair value of options. For example, if the expected term increased by six months, the weighted-average fair value of options granted during 2008 would have increased by $0.57 or 6.2% from $9.16 to $9.73, and the resulting share-based employee compensation expense determined under the fair value based method for stock option awards, net of related tax effect, would have increased by $0.8 million. Diluted earnings per share would have decreased by $0.01. See Note 10 in the notes to our consolidated financial statements for details regarding the assumptions used in estimating fair value for the years ended December 31, 2006, 2007 and 2008 regarding our equity compensation plan and our employee stock purchase plan.

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

Income Taxes

Because we conduct operations on a global basis, our effective tax rate has and will continue to depend upon the geographic distribution of our pretax earnings among locations with varying tax rates. Our profits are also impacted by changes in the tax rates of the various tax jurisdictions. In particular, as the geographic mix of our pretax earnings among various tax jurisdictions changes, our effective tax rate might vary from period to period. The effective rate will also change due to the discrete recognition of tax benefits when tax positions are effectively settled or as a result of specific transactions, such as the disposal of certain assets in 2008.

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

Potential Liability and Insurance

Drug development services involve the testing of potential drug candidates on human volunteers pursuant to a study protocol. This testing exposes us to the risk of liability for personal injury or death to volunteers and participants resulting from, among other things, possible unforeseen adverse side effects or improper administration of the study drug or use of the drug following regulatory approval. For example, we have been named as a defendant in a number of lawsuits relating to the antibiotic Ketek, as described in “Part I, Item 3. Legal Proceedings”. We attempt to manage our risk of liability for personal injury or death to volunteers and participants from administration of study products through standard operating procedures, participant informed consent, contractual indemnification provisions with clients and insurance. We monitor clinical trials in compliance with government regulations and guidelines. We have established global standard operating procedures intended to satisfy regulatory requirements in all countries in which we have operations and to serve as a tool for controlling and enhancing the quality of drug development services. The contractual indemnifications generally do not protect us against all our own actions, such as gross negligence. We currently maintain professional liability insurance coverage with limits we believe are adequate and appropriate.

Potential Volatility of Quarterly Operating Results and Stock Price

Our quarterly and annual operating results have fluctuated in the past, and we expect that they will continue to fluctuate in the future. Factors that could cause these fluctuations to occur include:

•	the timing and level of new business authorizations, especially given current and anticipated financial market and general economic conditions;
•	the timing of our Discovery Sciences segment milestone payments or other revenue, if any;
•	our dependence on a small number of industries and clients;
•	the timing of the initiation, progress or cancellation of significant projects;
•	our ability to properly manage our growth;
•	impairment of investments or intangible assets;
•	the timing and amount of costs associated with R&D and compound partnering collaborations;
•	our ability to recruit and retain experienced personnel;
•	the timing and extent of new government regulations;
•	litigation costs;
•	the timing of the opening of new offices;
•	the timing of other internal expansion costs;
•	exchange rate fluctuations between periods;
•	the mix of products and services sold in a particular period;
•	pricing pressure in the market for our services;
•	rapid technological change;
•	the timing and amount of start-up costs incurred in connection with the introduction of new products and services;
•	intellectual property risks; and
•	the timing and amount of costs associated with integrating acquisitions.

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

We are exposed to foreign currency risk by virtue of our international operations. We derived approximately 32.3%, 36.5% and 39.1% of our net revenue for the years ended December 31, 2006, 2007 and 2008, respectively, from operations outside the United States. Our operations in the United Kingdom generated 28.3%, 28.0% and 27.8% of our net revenue from international operations for the years ended December 31, 2006, 2007 and 2008. We generally reinvest funds generated by each subsidiary in the country where they are earned. Accordingly, we are exposed to adverse movements in foreign currencies, predominately in the pound sterling, euro and Brazilian real.

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

We also have currency risk resulting from the passage of time between the invoicing of clients under contracts and the collection of client payments against those invoices. If a contract is denominated in a currency other than the subsidiary’s local currency, we recognize a receivable at the time of invoicing for the local currency equivalent of the foreign currency invoice amount. Changes in exchange rates from the time the invoice is prepared until payment from the client result in our receiving either more or less in local currency than the local currency equivalent of the receivable. We recognize this difference as a foreign currency transaction gain or loss, as applicable, and report it in other income, net. If the exchange rate on accounts receivable balances denominated in pounds sterling and euros had increased by 10%, our foreign currency transaction loss would have increased by $3.6 million in the year ended December 31, 2008.

Our strategy for managing foreign currency risk relies primarily on receiving payment in the same currency used to pay expenses. From time to time, we also enter into foreign currency hedging activities in an effort to manage our potential foreign exchange exposure. If the U.S. dollar had weakened an additional 10% relative to the pound sterling, euro and Brazilian real in 2008, income from operations, excluding the impact of hedging, would have been approximately $5.6 million lower for the year based on revenues and the costs related to our foreign operations. From time to time, we also enter into foreign currency hedging activities in an effort to manage our potential foreign exchange exposure. We have hedged a significant portion of our foreign currency exposure for 2009.

Changes in exchange rates between the applicable foreign currency and the U.S. dollar will affect the translation of foreign subsidiaries’ financial results into U.S. dollars for purposes of reporting our consolidated financial results. The process by which we translate each foreign subsidiary’s financial results to U.S. dollars is as follows:

•	we translate statement of income accounts at average exchange rates for the period;
•	we translate balance sheet assets and liability accounts at end of period exchange rates; and
•	we translate equity accounts at historical exchange rates.

Translation of the balance sheet in this manner affects shareholders’ equity through the cumulative translation adjustment account. This account exists only in the foreign subsidiary’s U.S. dollar balance sheet and is necessary to keep the foreign balance sheet, stated in U.S. dollars, in balance. We report translation adjustments with accumulated other comprehensive income (loss) as a separate component of shareholders’ equity. Toward the end of 2008, several foreign currencies had a large decrease in value relative to the U.S. dollar. This resulted in a larger than normal change in translation adjustment. To date, cumulative translation adjustments have not been material to our consolidated financial position. However, future translation adjustments could materially and adversely affect us.

Currently, there are no material exchange controls on the payment of dividends or otherwise prohibiting the transfer of funds out of any country in which we conduct operations. Although we perform services for clients located in a number of jurisdictions, we have not experienced any material difficulties in receiving funds remitted from foreign countries. However, new or modified exchange control restrictions could have an adverse effect on our financial condition. If the Company were to repatriate dividends from the cumulative amount of undistributed earnings in foreign entities, the Company would incur a tax liability not currently provided for in the Company’s balance sheet.

We are exposed to changes in interest rates on our cash, cash equivalents and investments and amounts outstanding under notes payable and lines of credit. We invest our cash and investments in financial instruments with interest rates based on market conditions. If the interest rates on cash, cash equivalents and investments decreased by 10%, our interest income would have decreased by approximately $0.6 million in the year ended December 31, 2008.

We are also exposed to market risk related to our investments in auction rate securities. For further details, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations –Liquidity and Capital Resources”.

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

Management, with the participation of our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework. Based on our assessment, we believe that, as of December 31, 2008, our internal control over financial reporting was effective based on those criteria.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of

Pharmaceutical Product Development, Inc. and Subsidiaries

Wilmington, North Carolina

We have audited the internal control over financial reporting of Pharmaceutical Product Development, Inc. and subsidiaries (the “Company”) as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2008 of the Company and our report dated February 24, 2009 expressed an unqualified opinion on those financial statements.

/s/ DELOITTE & TOUCHE LLP

Raleigh, North Carolina

February 24, 2009

Item 9B.	Other information

None.

PART III

Certain information required by Part III is omitted from this report because the Registrant intends to file a definitive proxy statement for its 2009 Annual Meeting of Shareholders to be held on May 20, 2009 (the “Proxy Statement”) within 120 days after the end of its fiscal year pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934, as amended, and the information included therein is incorporated herein by reference to the extent provided below.

Item 10.	Directors, Executive Officers and Corporate Governance

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

The information required by Item 11 of Form 10-K is incorporated by reference to the information under the heading “Other Information —Compensation of Non-Employee Directors”, “—Director Compensation in Fiscal 2008,” “—Executive Compensation”, “—Compensation Committee Report,” and “—Compensation Committee Interlocks and Insider Participation” in the Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plans

The following table sets forth the indicated information with respect to our equity compensation plans as of December 31, 2008:

	(a)	(b)	(c)
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price Of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))

Equity compensation plans approved by security holders	7,796,804	$30.03	4,581,785 (1)

Equity compensation plans not approved by security holders	0	N/A	0

Total	7,796,804	$30.03	4,581,785 (1)

(1)	This includes 2,897,175 shares of stock available for issuance under our amended and restated Equity Compensation Plan and 1,684,610 shares available for issuance under our Employee Stock Purchase Plan.

The other information required by Item 12 of Form 10-K is incorporated by reference to the information under the heading “Other Information – Principal Shareholders” in the Proxy Statement.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 of Form 10-K is incorporated by reference to the information under the headings “Proposal No. 1 - Election of Directors - Nominees” and “Information About the Board of Directors and its Committees”, and “Other Information - Related Party Transactions” in the Proxy Statement.

Item 14.	Principal Accounting Fees and Services

The information required by Item 14 of Form 10-K is incorporated by reference to the information under the heading “Other Information – Report of the Finance & Audit Committee” and “– Fees Paid to the Independent Registered Public Accounting Firm” in the Proxy Statement.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)	Financial Statements

Our consolidated financial statements filed as part of this report are listed in the attached Index to Consolidated Financial Statements. There are no schedules to our consolidated financial statements.

(b)	Exhibits

Exhibit			Registrant’s		Exhibit	Filed
Number		Description	Form	Dated	Number	Herewith

3.1	—	Restated Articles of Incorporation.	8-K	2/9/06	3.1
3.2	—	Amended and Restated Bylaws.	S-4	7/16/96	3.2
10.86	—	Pharmaceutical Product Development, Inc. Employee Stock Purchase Plan.	8-K	5/18/05	10.86
10.88	—	Amendment to Stock Option Plan for Non-Employee Directors, dated May 15, 1997.	10-Q	8/14/97	10.88
10.90	—	Employment Agreement, effective July 1, 1997, between Pharmaceutical Product Development, Inc. and Fredric N. Eshelman.	10-Q	11/13/97	10.90
10.93	—	Lease Agreement dated July 9, 1997, between Weeks Realty, Inc. and PPD Pharmaco, Inc.	10-Q	11/13/97	10.93
10.114	—	Lease Agreement dated June 26, 1998 between Weeks Realty Limited Partnership and PPD Pharmaco, Inc.	10-Q	8/13/98	10.114
10.116	—	First Amendment to Lease Agreement dated September 28, 1998, between PPD Pharmaco, Inc. and Weeks Realty, Inc.	10-Q	11/13/98	10.116
10.133	—	Fourth Amendment, dated July 6, 1999, to Lease Agreement dated July 9, 1997 between PPD Development, Inc. (formerly known as PPD Pharmaco, Inc.) and Weeks Realty, L.P.	10-Q	11/15/99	10.133
10.145	—	Third Amendment to Employee Stock Purchase Plan, dated June 21, 1997.	10-Q	8/11/00	10.145
10.162	—	Severance Agreement dated January 1, 2001, between Pharmaceutical Product Development, Inc. and various individuals.			10.162	X
10.164	—	First Amendment, dated January 28, 1998, to Lease Agreement dated July 9, 1997 between PPD Development, Inc. (formerly known as PPD Pharmaco, Inc.) and Weeks Realty, L.P.	10-K	3/13/01	10.164
10.165	—	Second Amendment, dated June 26, 1998, to Lease Agreement dated July 9, 1997 between PPD Development, Inc. (formerly known as PPD Pharmaco, Inc.) and Weeks Realty, L.P.	10-K	3/13/01	10.165
10.166	—	Third Amendment, dated February 18, 1999, to Lease Agreement dated July 9, 1997 between PPD Development, Inc. (formerly known as PPD Pharmaco, Inc.) and Weeks Realty, L.P.	10-K	3/13/01	10.166
10.170	—	Employment Agreement dated July 9, 2001 between Pharmaceutical Product Development, Inc. and Brainard Judd Hartman.	10-Q	8/1/01	10.170
10.186	—	Loan Agreement dated July 25, 2002 between Pharmaceutical Product Development, Inc. and Bank of America, N.A.	10-Q	8/13/02	10.186

Exhibit			Registrant’s		Exhibit	Filed
Number		Description	Form	Dated	Number	Herewith

10.189	—	Lease Agreement dated July 1, 2001 between Brandywine Grande C,L.P. and PPD Development, LLC.	10-Q	8/13/02	10.189
10.191	—	Second Amendment, dated October 1, 2002, to Lease Agreement dated June 26, 1998 between PPD Development, Inc. (formerly PPD Pharmaco, Inc.) and Duke Realty Limited Partnership (formerly Weeks Realty, L.P.).	10-Q	11/13/02	10.191
10.192	—	Fifth Amendment, dated October 1, 2002, to Lease Agreement dated July 9, 1997 between PPD Development, Inc. and Duke Realty Limited Partnership (formerly Weeks Realty, L.P.).	10-Q	11/13/02	10.192
10.197	—	First Amendment to Loan Agreement dated July 1, 2003, between Pharmaceutical Product Development, Inc. and Bank of America, N.A.	10-Q	8/6/03	10.197
10.200	—	Pharmaceutical Product Development, Inc. Equity Compensation Plan as amended and restated effective May 14, 2003.	Proxy	3/28/03	10.200
10.201	—	Termination and License Agreement dated as of December 18, 2003 by and among Eli Lilly and Company, Pharmaceutical Product Development, Inc., GenuPro, Inc. and APBI Holdings, LLC.	10-K	2/19/04	10.201
10.202	—	License Agreement dated January 2, 2001 by and among Pharmaceutical Product Development, Inc., GenuPro, Inc. and ALZA Corporation.	10-K	2/19/04	10.202
10.203	—	Amendment No. 1 to License Agreement dated as of December 26, 2003 by and among Pharmaceutical Product Development, Inc., GenuPro, Inc. and ALZA Corporation.	10-K	2/19/04	10.203
10.206	—	Second Amendment to Loan Agreement dated July 1, 2004, between Pharmaceutical Product Development, Inc. and Bank of America, N.A.	10-Q	8/3/04	10.206
10.209	—	Deferred Compensation Plan for Non-Employee Directors, as amended and restated on November 22, 2005.	8-K	11/22/05	10.209
10.212	—	Lease agreement dated June 18, 2004, between Met Center Partners-6, Ltd. And PPD Development, LP.	10-K	3/4/05	10.212
10.213	—	First Amendment dated March 16, 2005 to Lease Agreement between Met Center Partners-6, Ltd. And PPD Development, LP.	10-Q	5/5/05	10.213
10.214	—	Second Amendment dated March 16, 2005 to Lease Agreement between Met Center Partners-6, Ltd. And PPD Development, LP.	10-Q	5/5/05	10.214
10.215	—	Agreement dated July 13, 2005 among Pharmaceutical Product Development, Inc., Development Partners, LLC, Takeda Pharmaceutical Company Limited and Takeda San Diego, Inc.	8-K	7/13/05	10.215
10.217	—	Third Amendment to Loan Agreement dated June 30, 2005, between Pharmaceutical Product Development, Inc. and Bank of America, N.A.	10-Q	7/29/05	10.217
10.218	—	Amendment No. 1, effective as of October 10, 2005, to the Agreement dated July 13, 2005, among Pharmaceutical Product Development, Inc., Development Partners, LLC, Takeda Pharmaceutical Company Limited and Takeda San Diego, Inc.	8-K	10/10/05	10.218

Exhibit			Registrant’s		Exhibit	Filed
Number		Description	Form	Dated	Number	Herewith

10.219	—	Employment Agreement dated October 12, 2005, between PPD Development, LP and William W. Richardson.	8-K	10/12/05	10.219
10.220	—	Lease Agreement dated August 31, 2004 by and between Evan A. Stein, M.D., Ph.D. and Medical Research Laboratories International LLC.	10-Q	11/8/05	10.220
10.221	—	Lease Agreement dated April 30, 2001 by and between Greenway Properties, Inc. and PPD Development, LP.	10-Q	11/8/05	10.221
10.222	—	First Amendment dated August 15, 2001, to Lease Agreement, dated April 30, 2001, by and between Greenway Properties, Inc. and PPD Development, LP.	10-Q	11/8/05	10.222
10.223	—	Second Amendment dated August 25, 2003, to Lease Agreement, dated April 30, 2001, by and between Greenway Properties, Inc. and PPD Development, LP.	10-Q	11/8/05	10.223
10.224	—	Third Amendment dated March 22, 2004, to Lease Agreement, dated April 30, 2001, by and between Greenway Properties, Inc. and PPD Development, LP.	10-Q	11/8/05	10.224
10.225	—	Fourth Amendment dated May 17, 2004, to Lease Agreement, dated April 30, 2001, by and between Greenway Properties, Inc. and PPD Development, LP.	10-Q	11/8/05	10.225
10.226	—	Fifth Amendment dated December 14, 2004, to Lease Agreement, dated April 30, 2001, by and between Greenway Properties, Inc. and PPD Development, LP.	10-Q	11/8/05	10.226
10.227	—	Sixth Amendment dated June 3, 2005, to Lease Agreement, dated April 30, 2001, by and between Greenway Properties, Inc. and PPD Development, LP.	10-Q	11/8/05	10.227
10.228	—	Seventh Amendment dated July 29, 2005, to Lease Agreement, dated April 30, 2001, by and between Greenway Properties, Inc. and PPD Development, LP.	10-Q	11/8/05	10.228
10.229	—	General Conditions of the Contract for Construction.	8-K	12/12/05	10.210
10.230	—	Standard Form of Agreement Between Owner and Construction Manager dated August 30, 2005 between River Ventures, LLC and Bovis Lend Lease, Inc. (foundation).	8-K	12/12/05	10.211
10.231	—	Standard Form of Agreement Between Owner and Construction Manager dated August 30, 2005 between River Ventures, LLC and Bovis Lend Lease, Inc. (shell building).	8-K	12/12/05	10.212
10.232	—	Standard Form of Agreement Between Owner and Construction Manager dated August 30, 2005 between River Ventures, LLC and Bovis Lend Lease, Inc. (building upfitting).	8-K	12/12/05	10.213
10.233	—	Amendment No. 1 dated December 12, 2005 to Standard Form of Agreement Between Owner and Construction Manager dated August 30, 2005 between River Ventures, LLC and Bovis Lend Lease, Inc. (foundation).	8-K	12/12/05	10.214
10.234	—	Amendment to Construction Contracts entered into by and between River Ventures, LLC and Bovis Lend Lease, Inc. dated as of February 15, 2006.	8-K	2/17/06	10.215
10.235	—	Form of Restricted Stock Award Agreement under the Equity Compensation Plan for Directors.	10-K	3/2/06	10.235
10.236	—	Form of Restricted Stock Award Agreement under the Equity Compensation Plan for Executive Officers.	10-K	3/2/06	10.236

Exhibit			Registrant’s		Exhibit	Filed
Number		Description	Form	Dated	Number	Herewith

10.237	—	Form of Nonqualified Stock Option Award Agreement under the Equity Compensation Plan for Directors.	10-K	3/2/06	10.237
10.238	—	Form of Nonqualified Stock Option Award Agreement under the Equity Compensation Plan for all non-Director participants.	10-K	3/2/06	10.238
10.241	—	Fourth Amendment dated July 1, 2006 to Loan Agreement, between Pharmaceutical Product Development, Inc. and Bank of America, N.A.	10-Q	8/3/06	10.241
10.242	—	Option and License Agreement effective as of December 15, 2006 among Pharmaco Investments, Inc. and Ranbaxy Laboratories Ltd.	8-K	2/27/07	10.242
10.243	—	Agreement dated April 27, 2007 between Pharmaceutical Product Development, Inc. and Linda Baddour.	8-K	4/30/07	10.243
10.244	—	Employment Agreement dated May 5, 2007, effective May 31, 2007, between Pharmaceutical Product Development, Inc. and William J. Sharbaugh.	8-K	5/17/07	10.244
10.245	—	Fifth Amendment dated July 1, 2007 to Loan Agreement, between Pharmaceutical Product Development, Inc. and Bank of America, N.A.	8-K	8/6/07	10.245
10.246	—	Employment Agreement dated September 12, 2007, effective October 1, 2007, between Pharmaceutical Product Development, Inc. and Daniel G. Darazsdi.	8-K	9/12/07	10.246
10.247	—	Third Amendment dated September 22, 2003, to Lease Agreement, dated June 26, 1998, by and between Duke Realty Limited Partnership and PPD Development, LP.	10-K	2/26/08	10.247
10.248	—	Fourth Amendment dated March 31, 2005, to Lease Agreement, dated June 26, 1998, by and between Duke Realty Limited Partnership and PPD Development, LP.	10-K	2/26/08	10.248
10.249	—	Fifth Amendment dated July 7, 2005, to Lease Agreement, dated June 26, 1998, by and between Duke Realty Limited Partnership and PPD Development, LP.	10-K	2/26/08	10.249
10.250	—	Sixth Amendment dated December 30, 2005, to Lease Agreement, dated June 26, 1998, by and between Duke Realty Limited Partnership and PPD Development, LP.	10-K	2/26/08	10.250
10.251	—	Seventh Amendment dated February 6, 2006, to Lease Agreement, dated June 26, 1998, by and between Duke Realty Limited Partnership and PPD Development, LP.	10-K	2/26/08	10.251
10.252	—	Eighth Amendment dated September 24, 2007, to Lease Agreement, dated June 26, 1998, by and between Duke Realty Limited Partnership and PPD Development, LP.	10-K	2/26/08	10.252
10.253	—	First Amendment dated March 9, 2007, to Lease Agreement, dated July 1, 2001, by and between Brandywine Grande C, LP and PPD Development, LP.	10-K	2/26/08	10.253
10.254	—	Eighth Amendment dated March 1, 2006, to Lease Agreement, dated April 30, 2001, by and between Greenway Office Center, LLC and PPD Development, LLP.	10-K	2/26/08	10.254
10.255	—	Ninth Amendment dated August 31, 2007, to Lease Agreement, dated April 30, 2001, by and between Greenway Office Center, LLC and PPD Development, LLP.	10-K	2/26/08	10.255

Exhibit			Registrant’s		Exhibit	Filed
Number		Description	Form	Dated	Number	Herewith

10.256	—	Tenth Amendment dated September 25, 2007, to Lease Agreement, dated April 30, 2001, by and between Greenway Office Center, LLC and PPD Development, LLP.	10-K	2/26/08	10.256
10.257^	—	Employment Agreement, effective April 1, 2008, between PPD Development, LP and Michael O. Wilkinson.	8-K	3/31/08	10.257
10.258	—	Third Amendment dated December 13, 2007, to Lease Agreement, dated June 18, 2004, by and between NNN Met Center 10, LLC and PPD, Inc.	10-Q	5/9/08	10.258
10.259	—	Second Amendment dated January 10, 2008, to Lease Agreement, dated July 1, 2001, by and between Brandywine Grande C, L.P. and PPD Development, LLC.	10-Q	5/9/08	10.259
10.260^	—	Employment Agreement, effective July 28, 2008, between PPD Development, LP and Christine A. Dingivan, M.D.	8-K	7/25/08	10.260
10.261	—	Sixth Amendment dated July 1, 2008 to Loan Agreement, between Pharmaceutical Product Development, Inc., PPD Development, LP and Bank of America, N.A.	10-Q	8/7/08	10.261
10.262	—	Eleventh Amendment dated March 31, 2008, to Lease Agreement, dated April 30, 2001, by and between Greenway Office Center, L.L.C and PPD Development, LP.	10-Q	8/7/08	10.262
10.263	—	Third Amendment dated July 7, 2008 to Lease Agreement, dated July 1, 2001, by and between Brandywine Grande C, L.P., and PPD Development, LP.	10-Q	11/5/08	10.263
10.264	—	Deferred Compensation Plan for Non-Employee Directors, as amended and restated on January 1, 2009.				X
10.265	—	Deferred Compensation Plan for Executives, as amended and restated on January 1, 2009.				X
21	—	Subsidiaries of the Registrant.				X
23.1	—	Consent of Deloitte & Touche LLP.				X
31.1	—	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a).				X
31.2	—	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a).				X
32.1	—	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Chief Executive Officer.				X
32.2	—	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Chief Financial Officer.				X

^ Confidential treatment requested for portions of this exhibit.

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Pharmaceutical Product Development, Inc. and Subsidiaries

Wilmington, North Carolina

We have audited the accompanying consolidated balance sheets of Pharmaceutical Product Development, Inc. and subsidiaries (the “Company”) as of December 31, 2008 and 2007, and the related consolidated statements of income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2008. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Pharmaceutical Product Development, Inc. and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 11 to the consolidated financial statements, in 2007 the Company changed its method of accounting for income tax contingencies to conform to FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109.”

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 24, 2009 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Raleigh, North Carolina

February 24, 2009

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

FOR THE YEARS ENDED DECEMBER 31, 2006, 2007 AND 2008

(in thousands, except per share data)

	2006	2007	2008
Net revenue:
Development	$1,113,106	$1,275,399	$1,415,829
Discovery Sciences	33,193	19,979	36,934
Reimbursed out-of-pockets	101,383	119,087	117,138

Total net revenue	1,247,682	1,414,465	1,569,901

Direct costs:
Development	559,819	641,902	689,424
Discovery Sciences	9,324	10,610	11,142
Reimbursable out-of-pocket expenses	101,383	119,087	117,138

Total direct costs	670,526	771,599	817,704

Research and development expenses	5,406	19,238	9,234
Selling, general and administrative expenses	304,035	338,055	399,111
Depreciation and amortization	47,738	55,592	60,426
Impairment of intangible asset	-	-	1,607

Total operating expenses	1,027,705	1,184,484	1,288,082

Income from operations	219,977	229,981	281,819

Interest:
Income	15,070	18,330	16,660
Expense	(469)	(318)	(537)

Interest income, net	14,601	18,012	16,123

Impairment of investments, net of recoveries	-	(690)	(17,741)
Other income (expense), net	927	650	(1,362)

Income before provision for income taxes	235,505	247,953	278,839
Provision for income taxes	78,853	84,552	91,320

Net income	$156,652	$163,401	$187,519

Net income per common share:
Basic	$1.34	$1.38	$1.58

Diluted	$1.32	$1.36	$1.56

Dividends declared per common share	$0.105	$0.19	$0.43

Weighted-average number of common shares outstanding:
Basic	116,780	118,459	118,792
Dilutive effect of stock options and restricted stock	1,755	1,494	1,305

Diluted	118,535	119,953	120,097

The accompanying notes are an integral part of these consolidated financial statements.

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2007 AND 2008

(in thousands, except share data)

Assets
	2007	2008
Current assets:
Cash and cash equivalents	$171,427	$491,755
Short-term investments	330,957	27,064
Accounts receivable and unbilled services, net	481,477	401,303
Investigator advances	15,318	16,901
Prepaid expenses	22,757	27,242
Deferred tax assets	23,682	27,972
Other current assets	27,595	26,973

Total current assets	1,073,213	1,019,210

Property and equipment, net	356,189	385,788
Goodwill	215,620	221,054
Long-term investments	-	89,618
Other investments	23,387	12,032
Intangible assets	1,702	5,761
Deferred tax assets	11,717	18,330
Other assets	2,547	2,635

Total assets	$1,684,375	$1,754,428

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$24,984	$23,022
Payables to investigators	58,952	39,370
Accrued income taxes	16,182	18,388
Other accrued expenses	167,336	178,926
Unearned income	205,779	246,649

Total current liabilities	473,233	506,355

Accrued income taxes	29,223	22,256
Accrued additional pension liability	9,763	12,355
Deferred rent	17,086	15,873
Other long-term liabilities	4,974	16,593

Total liabilities	534,279	573,432

Commitments and contingencies (Notes 8 and 13)

Shareholders’ equity:
Common stock, $0.05 par value, 190,000,000 shares authorized; 119,095,102 and 117,631,151 shares issued and outstanding, respectively	5,955	5,881
Paid-in capital	502,898	544,891
Retained earnings	626,025	684,768
Accumulated other comprehensive income (loss)	15,218	(54,544)

Total shareholders’ equity	1,150,096	1,180,996

Total liabilities and shareholders’ equity	$1,684,375	$1,754,428

The accompanying notes are an integral part of these consolidated financial statements.

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2006, 2007 AND 2008

(in thousands, except per share data)

	Common Shares	Par Value	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Total	Comprehensive Income
Balance January 1, 2006	115,998	$5,800	$395,452	$346,417	$3,007	$750,676
Net income				156,652		156,652	$156,652
Other comprehensive income (loss):
Translation adjustments					9,721	9,721	9,721
Minimum pension liability adjustment, net of tax of ($1,217)					2,840	2,840	2,840
Change in fair value on hedging transactions, net of tax of ($140)					327	327	327
Reclassification of hedging results included in direct costs, net of tax of ($88)					206	206	206
Unrealized loss on investments, net of tax of $2,184					(5,746)	(5,746)	(5,746)

Comprehensive income							$164,000

Adjustment to initially apply SFAS No. 158, net of tax of $1,403					(3,273)	(3,273)
Stock compensation expense			20,565			20,565
Issuance of common shares under various stock compensation plans	1,626	81	27,824			27,905
Income tax benefit from exercise of stock options and disqualified dispositions of stock, net			5,332			5,332
Dividends ($0.105 per share)				(12,305)		(12,305)

Balance December 31, 2006	117,624	5,881	449,173	490,764	7,082	952,900
Net income				163,401		163,401	$163,401
Other comprehensive income (loss):
Translation adjustments					10,001	10,001	10,001
Minimum pension liability adjustment, net of tax of ($205)					526	526	526
Change in fair value on hedging transactions, net of tax of $368					(911)	(911)	(911)
Reclassification of hedging results included in direct costs, net of tax of $71					(184)	(184)	(184)
Unrealized loss on investments, net of tax of $669					(1,135)	(1,135)	(1,135)
Reclassification to net income of unrealized gain on investment, net of tax of $88					(161)	(161)	(161)

Comprehensive income							$171,537

Adjustment to initially apply FIN 48				(5,550)		(5,550)
Stock compensation expense			21,418			21,418
Issuance of common shares under various stock compensation plans	1,471	74	27,624			27,698
Income tax benefit from exercise of stock options and disqualified dispositions of stock, net			4,683			4,683
Dividends ($0.19 per share)				(22,590)		(22,590)

Balance December 31, 2007	119,095	5,955	502,898	626,025	15,218	1,150,096
Net income				187,519		187,519	$187,519
Other comprehensive income (loss):
Translation adjustments					(34,849)	(34,849)	(34,849)
Minimum pension liability adjustment, net of tax of $1,883					(4,843)	(4,843)	(4,843)
Change in fair value on hedging transactions, net of tax of $7,391					(16,760)	(16,760)	(16,760)
Reclassification of hedging results included in direct costs, net of tax of ($2,146)					5,484	5,484	5,484
Unrealized loss on investments, net of tax of $10,245					(18,794)	(18,794)	(18,794)

Comprehensive income							$117,757

Adjustment to apply measurement date component of SFAS No. 158, net of tax of $36				(94)		(94)
Stock compensation expense			24,596			24,596
Issuance of common shares under various stock compensation plans	971	48	25,366			25,414
Income tax benefit from exercise of stock options and disqualified dispositions of stock, net			2,966			2,966
Repurchases of common stock	(2,435)	(122)	(10,935)	(78,245)		(89,302)
Dividends ($0.43 per share)				(50,437)		(50,437)

Balance December 31, 2008	117,631	$5,881	$544,891	$684,768	$(54,544)	$1,180,996

The accompanying notes are an integral part of these consolidated financial statements.

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2006, 2007 AND 2008

(in thousands)

	2006	2007	2008
Cash flows from operating activities:
Net income	$156,652	$163,401	$187,519
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	47,738	55,592	60,426
Impairments of investments, net of recoveries	-	690	17,741
Stock compensation expense	20,565	21,418	24,596
Provision for doubtful accounts	3,286	2,181	9,471
Gain on sale of investment	(782)	(54)	(521)
Provision for deferred income taxes	6,986	487	1,667
Loss on impairment and disposal of assets, net	1,047	86	1,443
Change in operating assets and liabilities, net of acquisitions:
Accounts receivable and unbilled services, net	(99,096)	(69,739)	38,977
Prepaid expenses and investigator advances	(883)	(11,450)	(5,293)
Accrued income taxes	971	10,276	(167)
Other assets	3,717	399	(435)
Accounts payable, other accrued expenses and deferred rent	21,278	29,129	(7,619)
Payables to investigators	(2,073)	14,946	(13,129)
Unearned income	28,020	9,381	65,801

Net cash provided by operating activities	187,426	226,743	380,477

Cash flows from investing activities:
Purchases of property and equipment	(148,046)	(94,951)	(66,884)
Proceeds from sale of property and equipment	871	1,599	190
Purchase of intangibles	-	-	(1,500)
Purchases of investments	(680,286)	(549,967)	(198,216)
Maturities and sales of investments	562,137	473,270	376,390
Net cash paid for acquisitions	-	-	(32,208)
Purchase of note receivable	(7,415)	-	-
Repayment of note receivable	7,415	-	-
Purchases of other investments	(1,844)	(2,837)	(4,068)
Proceeds from sale of other investments	1,482	979	1,920

Net cash (used in) provided by investing activities	(265,686)	(171,907)	75,624

Cash flows from financing activities:
Principal repayments on long-term debt	(6,005)	-	-
Proceeds from revolving credit facility	-	24,986	-
Repayment of revolving credit facility	(17,097)	(24,986)	-
Proceeds from construction loan	74,833	-	-
Repayment of construction loan	-	(74,833)	-
Repayment of capital lease obligations	(1,319)	(325)	-
Repurchases of common stock	-	-	(89,302)
Proceeds from exercise of stock options and employee stock purchase plan	28,294	27,905	25,414
Income tax benefit from exercise of stock options and disqualifying dispositions of stock	5,442	4,887	3,224
Cash dividends paid	(12,297)	(22,578)	(50,441)

Net cash provided by (used in) financing activities	71,851	(64,944)	(111,105)

Effect of exchange rate changes on cash and cash equivalents	4,204	1,740	(24,668)

Net (decrease) increase in cash and cash equivalents	(2,205)	(8,368)	320,328
Cash and cash equivalents, beginning of the year	182,000	179,795	171,427

Cash and cash equivalents, end of the year	$179,795	$171,427	$491,755

The accompanying notes are an integral part of these consolidated financial statements

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2006, 2007 AND 2008

(in thousands)

1.	Summary of Operations and Significant Accounting Policies:

Nature of business

Pharmaceutical Product Development, Inc. together with its subsidiaries (collectively the “Company”) provides a broad range of research and development and consulting services through its Development and Discovery Sciences segments. In the Development segment, the Company provides a broad range of development services, which include preclinical programs and Phase I to IV clinical development services, as well as bioanalytical product testing and clinical laboratory services. In addition, for marketed drugs, biologics and devices, the Company offers support such as product launch services, medical information, patient compliance programs, patient and disease registry programs, product safety and pharmacovigilance, Phase IV monitored studies and prescription-to-over-the-counter programs. Discovery Sciences services include preclinical evaluations of anticancer therapies, biomarker discovery and patient sample analyses, and compound development and commercialization collaborations. The Company provides services to clients and partners in the pharmaceutical, biotechnology and medical device industries and to academic and government organizations. The Company markets its Development services primarily in the United States and Europe. The Company’s Discovery Sciences revenues have all been generated in the United States.

Principles of consolidation

The accompanying consolidated financial statements include the accounts and results of operations of the Company. All intercompany balances and transactions have been eliminated in consolidation.

Recent accounting pronouncements

In September 2006, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements”, or SFAS No. 157, which defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. In addition, the statement establishes a framework for measuring fair value and expands disclosure about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those years. However, in February 2008, the FASB issued FASB Staff Position, or FSP FAS 157-1 and FSP FAS 157-2, which delayed the effective date of SFAS No. 157 for all nonrecurring fair value measurements of nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) and removes certain leasing transactions from the scope of SFAS No. 157. FSP FAS 157-2 partially defers the effective date of SFAS No. 157 to fiscal years and interim periods beginning after November 15, 2008 for items within the scope of the FSP. The Company does not expect the adoption of FSP FAS 157-1 and FSP FAS 157-2 to have a material impact on the Company’s financial statements. See “Fair Value” below and Note 14 for a discussion of the Company’s fair value accounting.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R)”, or SFAS No. 158. SFAS No. 158 requires employers to measure the funded status of a plan as of the date of its year-end statement of financial position. The Company previously used a measurement date of November 30 and was required to change the measurement date to December 31 for the year ended December 31, 2008. The adoption of this requirement did not have a material impact on the Company’s financial statements.

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2006, 2007 AND 2008

(in thousands)

1.	Summary of Operations and Significant Accounting Policies (continued):

Recent accounting pronouncements (continued)

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115”, or SFAS No. 159. This standard permits, but does not require, all entities to choose to measure eligible items at fair value at specified election dates. For items for which the fair value option has been elected, an entity would report unrealized gains and losses in earnings at each subsequent reporting date. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. The Company adopted the standard as of January 1, 2008 but has not elected to account for any of its eligible financial assets and liabilities using the guidance of this standard.

In December 2007, the FASB reached a consensus on EITF Issue No. 07-01, “Accounting for Collaborative Arrangements”. EITF 07-01 defines collaborative arrangements and establishes reporting requirements for transactions between participants in a collaborative arrangement and between participants in the arrangement and third parties. EITF 07-01 also establishes the appropriate statement of income presentation and classification for joint operating activities and payments between participants, as well as the required disclosures related to these arrangements. EITF 07-01 is effective for fiscal years beginning after December 15, 2008. The Company does not expect the adoption of this statement to have a significant impact on its current financial statements, although it is likely to have a significant effect on reporting of any collaborative agreements completed after January 1, 2009.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations”, or SFAS 141(R). SFAS 141(R) expands the definitions of a business and a business combination and requires that: the purchase price of an acquisition, including the issuance of equity securities to be determined on the acquisition date, be recorded at fair value at the acquisition date; all assets, liabilities, contingent consideration, contingencies and in-process research and development costs of an acquired business be recorded at fair value at the acquisition date; acquisition costs generally be expensed as incurred; restructuring costs generally be expensed in periods subsequent to the acquisition date; and changes be made in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period to impact income tax expense. Upon the Company’s adoption of SFAS 141(R), any subsequent changes to the Company’s acquired uncertain tax positions and valuation allowances associated with acquired deferred tax assets will no longer be applied to goodwill, regardless of acquisition date of the associated business combination. Rather, those changes will typically be recognized as an adjustment to income tax expense. SFAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company does not expect the adoption of this statement to have a significant impact on its current financial statements, although it is likely to have a significant effect on reporting of any acquisitions completed after January 1, 2009.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51”, or SFAS No. 160. SFAS No. 160 amends ARB No. 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. An ownership interest in subsidiaries held by parties other than the parent should be presented in the consolidated statement of financial position within equity, but separate from the parent’s equity. SFAS No. 160 requires that changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary should be accounted for similarly to equity transactions. When a subsidiary is deconsolidated, any retained noncontrolling equity investment should be initially measured at fair value, with any gain or loss recognized in earnings. SFAS No. 160 requires consolidated net income to include the amounts attributable to both the parent and the noncontrolling interest. It also requires disclosure, on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interests. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008, including interim periods within those fiscal years. The Company does not expect SFAS No. 160 will have a material impact on its financial statements.

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2006, 2007 AND 2008

(in thousands)

1.	Summary of Operations and Significant Accounting Policies (continued):

Recent accounting pronouncements (continued)

In March 2008, the FASB issued SFAS No. 161, “Disclosures About Derivative Instruments and Hedging Activities”, or SFAS No. 161. SFAS No. 161 requires enhanced disclosures about derivative and hedging activities, including (1) how and why an entity uses derivative instruments, (2) how derivative instruments and related hedged items are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” and its related interpretations, and (3) how derivative instruments and related hedged items affect financial position, financial performance and cash flows. SFAS No. 161 is effective for fiscal years and interim periods beginning on or after November 15, 2008. The Company does not expect SFAS No. 161 will have a material impact on its financial statements.

In April 2008, the FASB issued FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets”, or FSP FAS 142-3. FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used for purposes of determining the useful life of a recognized intangible asset under FASB SFAS No. 142, “Goodwill and Other Intangible Assets”, or SFAS No. 142. More specifically, FSP FAS 142-3 removes the requirement under paragraph 11 of SFAS No. 142 to consider whether an intangible asset can be renewed without substantial cost or material modifications to the existing terms and conditions and instead requires an entity to consider its own historical experience in renewing similar arrangements. FSP FAS 142-3 is intended to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141(R) and other accounting literature. FSP FAS 142-3 is effective for fiscal years beginning after December 15, 2008, including interim periods within those fiscal years. The Company does not expect FSP FAS 142-3 will have a material impact on its financial statements.

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

FOR THE YEARS ENDED DECEMBER 31, 2006, 2007 AND 2008

(in thousands)

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

Revenue recognition

The Company records revenue from contracts, other than time-and-material contracts, on a proportional performance basis in its Development and Discovery Sciences segments. To measure performance on a given date, the Company compares direct costs through that date to estimated total direct costs to complete the contract. Direct costs relate primarily to the amount of labor and related overhead costs for the delivery of services. The Company believes this is the best indicator of the performance of the contractual obligations. Changes in the estimated total direct costs to complete a contract without a corresponding proportional change to the contract value result in a cumulative adjustment to the amount of revenue recognized in the period the change in estimate is determined. For time-and-material contracts in both its Development and Discovery Sciences segments, the Company recognizes revenue as hours are worked, multiplied by the applicable hourly rate. For the Company’s Phase I, laboratory and biomarker businesses, the Company recognizes revenue from unitized contracts as subjects or samples are tested, multiplied by the applicable unit price. The Company offers volume discounts to its large customers based on annual volume thresholds. The Company records an estimate of the annual volume rebate as a reduction of revenue throughout the period based on the estimated total rebate to be earned for the period.

In connection with the management of clinical trials, the Company pays, on behalf of its clients, fees to investigators and test subjects as well as other out-of-pocket costs for items such as travel, printing, meetings and couriers. The Company’s clients reimburse the Company for these costs. Amounts paid by the Company as a principal for out-of-pocket costs are included in direct costs as reimbursable out-of-pocket expenses and the reimbursements the Company receives as a principal are reported as reimbursed out-of-pocket revenue. In the statements of income, the Company combines amounts paid by the Company as an agent for out-of-pocket costs with the corresponding reimbursements, or revenue, the Company receives as an agent. During the years ended December 31, 2006, 2007 and 2008, fees paid to investigators and other fees the Company paid as an agent and the associated reimbursements were approximately $305.2 million, $356.8 million and $319.0 million, respectively.

Most of the Company’s contracts can be terminated by the client either immediately or after a specified period following notice. These contracts require the client to pay the Company the fees earned to date, the fees and expenses to wind down the study, and, in some cases, a termination fee or some portion of the fees or profit that the Company could have earned under the contract if it had not been terminated early. Therefore, revenue recognized prior to cancellation generally does not require a significant adjustment upon cancellation. If the Company determines that a loss will result from the performance of a contract, the entire amount of the estimated loss is charged against income in the period in which such determination is made.

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

FOR THE YEARS ENDED DECEMBER 31, 2006, 2007 AND 2008

(in thousands)

1.	Summary of Operations and Significant Accounting Policies (continued):

Cash and cash equivalents

Cash and cash equivalents consist of unrestricted cash accounts that are not subject to withdrawal restrictions or penalties, and all highly liquid investments that have a maturity of three months or less at the date of purchase.

Supplemental cash flow information consisted of the following:

	Year Ended December 31,
	2006	2007	2008
Cash paid for interest, net of amounts capitalized	$374	$120	$176

Cash paid for income taxes, net of refunds	$60,391	$65,902	$84,230

Increase (decrease) in accrued property and equipment purchases	$10,277	($7,436)	$5,545

See Note 2 for non-cash investing and financing activities related to the acquisitions which occurred in 2008.

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

Inventory

The Company values inventories, which consist principally of laboratory supplies, at the lower of cost (first-in, first-out method) or market. As of December 31, 2007 and 2008, other current assets included inventories totaling $2.8 million.

Property and equipment

Property and equipment are stated at cost less accumulated depreciation. Depreciation is recorded using the straight-line method, based on the following estimated useful lives:

Buildings	20-40 years
Furniture and equipment	5-10 years
Computer equipment and software	2-5 years
Aircraft	30 years

Leasehold improvements are depreciated over the shorter of the respective lives of the leases or the useful lives of the improvements. Property under capital leases is depreciated over the term of the lease or the service life, whichever is shorter.

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

FOR THE YEARS ENDED DECEMBER 31, 2006, 2007 AND 2008

(in thousands)

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

Goodwill

The excess of the purchase price of a business acquired over the fair value of net tangible assets, identifiable intangible assets and acquired in-process research and development costs at the date of the acquisition has been assigned to goodwill. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”, the Company evaluates goodwill for impairment on an annual basis or more frequently if events or changes in circumstances indicate that goodwill might be impaired. Any impairment could have a material adverse effect on the Company’s financial condition and results of operations.

Realizability of carrying value of long-lived assets

The Company reviews the recoverability of long-lived and finite-lived intangible assets when circumstances indicate that the carrying amount of assets might not be recoverable. This evaluation is based on various analyses, including undiscounted cash flow projections. In the event undiscounted cash flow projections indicate impairment, the Company would record an impairment based on the fair value of the assets at the date of the impairment. In 2006 and 2007, the Company recorded no material impairments of long-lived assets. In 2008, the Company recorded a $1.6 million impairment of intangible asset for the unamortized value of our royalty interest in SinuNase. See Note 6 in the notes to the consolidated financial statements for additional information on this impairment.

Short-term and long-term investments

The Company accounts for its investment in marketable securities in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”. The Company’s short-term and long-term investments are classified as available-for-sale securities. The Company determines realized and unrealized gains and losses on short-term and long-term investments on a specific identification basis.

Other investments

From time to time, the Company has marketable investments in publicly traded entities. The Company classifies these investments as available-for-sale and measures them at market value. The Company determines realized and unrealized gains and losses on marketable investments in publicly traded entities on a specific identification basis. The Company records net unrealized gains or losses associated with investments in publicly traded entities as a component of shareholders’ equity until they are realized or until an other-than-temporary decline in market value has occurred. Upon realization or recognition of an other-than-temporary decline in the fair market value of an investment, the Company records an impairment of that investment. The market value of the Company’s marketable investments in publicly traded entities is based on the closing price as quoted by the applicable stock exchange or market on the last trading day of the reporting period. The Company classifies its marketable investments as long-term assets due to the Company’s ability and intent to hold its investments long-term, the strategic nature of the investments and the lack of liquidity in the public markets for these securities.

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2006, 2007 AND 2008

(in thousands)

1.	Summary of Operations and Significant Accounting Policies (continued):

Other investments (continued)

The Company also has investments in privately held entities that are not publicly traded and for which fair values are not readily determinable. The Company records all of its investments in privately held entities at cost. The Company determines realized and unrealized losses on a specific identification basis. The Company assesses the net realizable value of these entities on a quarterly basis to determine if there has been a decline in the estimated fair value of these entities below cost basis, and if so, if the decline is other-than-temporary. This quarterly review includes an evaluation of the entity, including, among other things, the market condition of its overall industry, historical and projected financial performance, expected cash needs and recent funding events, as well as the Company’s expected holding period and the length of time and the extent to which the estimated fair value of the investment has been less than cost. Upon realization or recognition of an other-than-temporary decline in the value of an investment, the Company records an impairment in that investment.

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

SFAS No. 157 also establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are inputs that market participants would use in pricing the asset or liability developed based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s assumptions about the assumptions market participants would use in pricing the asset or liability based on the best information available in the circumstances. The hierarchy is broken down into three levels based on the inputs as follows:

•	Level 1 – Valuations based on quoted prices for identical assets or liabilities in active markets that the Company has the ability to access.

•	Level 2 – Valuations based on quoted prices in markets that are not active or for which all significant inputs are observable, either directly or indirectly.

•	Level 3 – Valuations based on inputs that are unobservable and significant to the overall fair value measurement.

SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability (i.e., the “exit price”) in an orderly transaction between market participants at the measurement date. Therefore, even when market assumptions are not readily available the Company’s own assumptions are set to reflect those that market participants would use in pricing the asset or liability at the measurement date. Many financial instruments have bid and ask prices that can be observed in the marketplace. Bid prices reflect the highest price that buyers are willing to pay for an asset. Ask prices represent the lowest price that sellers are willing to accept for an asset. For financial instruments whose inputs are based on bid-ask prices, the Company’s policy is to set fair value at the average of the bid and ask prices.

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2006, 2007 AND 2008

(in thousands)

1.	Summary of Operations and Significant Accounting Policies (continued):

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

Derivatives - The Company’s derivative portfolio consists solely of foreign currency forwards and foreign currency structured derivatives. The Company’s derivative positions are valued using generally accepted developed models that use as their basis readily observable market parameters that can be validated to external sources, including industry pricing services. These models reflect the contractual terms of the derivatives, including the period to maturity, and market-based parameters such as interest rates, forward rates, currency exchange rates and the credit quality of the counterparty, and do not require significant judgment. These instruments are classified within Level 2 of the valuation hierarchy.

Investments, marketable investments and cash equivalents - Where quoted prices are available in an active market, securities are classified in Level 1 of the valuation hierarchy. Level 1 securities include highly liquid debt obligations for which there are quoted prices in active markets, money market funds that trade daily based on net asset values or quoted prices in active markets, and exchange-traded equities. If quoted market prices are not available for the specific security, then the Company estimates fair values by using pricing models or quoted prices of securities with similar characteristics. Examples of such instruments are commercial paper, municipal debt obligations (including auction rate securities, variable rate demand notes and fixed maturity obligations), which would generally be classified within Level 2 of the valuation hierarchy. In certain cases where there is limited activity or less transparency around inputs to the valuation, the Company classifies securities within Level 3 of the valuation hierarchy.

Unbilled services and unearned income

In general, prerequisites for billings are established by contractual provisions, including predetermined payment schedules, the achievement of contract milestones or submission of appropriate billing detail. Unbilled services represent revenue recognized to date for which amounts are currently unbillable to the customer pursuant to contractual terms. Conversely, the Company records unearned income for cash received from customers for which revenue has not been recognized at the balance sheet date.

Income taxes

The Company computes income taxes using the asset and liability approach, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company’s financial statements or tax returns. In estimating future tax consequences, the Company generally considers all expected future events other than enactment of changes in tax law or rates. If it is more likely than not that some or all of a deferred tax asset will not be realized, the Company records a valuation allowance.

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2006, 2007 AND 2008

(in thousands)

1.	Summary of Operations and Significant Accounting Policies (continued):

Concentration of credit risk

SFAS No. 105, “Disclosure of Information about Financial Instruments with Off-Balance-Sheet Risk and Financial Instruments with Concentrations of Credit Risk”, requires disclosure of information about financial instruments with off-balance-sheet risk and financial instruments with concentrations of credit risk. Financial instruments that subject the Company to concentrations of credit risk consist principally of accounts receivable and unbilled services, cash equivalents and short-term investments.

The Company’s clients are primarily pharmaceutical and biotechnology companies and academic and government organizations. No single client accounted for more than 10% of the Company’s net revenue in 2006, 2007 or 2008. Concentrations of credit risk with respect to accounts receivable and unbilled services, net are limited to a degree due to the large number of Company clients. No single client accounted for more than 10% of the Company’s accounts receivable and unbilled services, net balance at December 31, 2008. The Company performs ongoing credit evaluations of clients’ financial condition and, generally, does not require collateral. The Company maintains allowances for potential credit losses.

As of December 31, 2008, the Company’s cash equivalents consist principally of cash, time deposits and U.S. Treasury money market funds. Bank deposits exceed the FDIC insurance limit. Based on the nature of the financial instruments and/or historical realization of these financial instruments, the Company believes they bear minimal credit risk. At December 31, 2008, short-term investments were generally time deposits and municipal and government securities.

Comprehensive income (loss)

The Company has elected to present comprehensive income (loss) and its components in the statements of shareholders’ equity. The components of comprehensive income (loss) are net income and all other non-owner changes in equity.

The balances in accumulated other comprehensive income (loss) were as follows:

	December 31,
	2007	2008
Translation adjustment	$24,487	($10,362)
Pension liability, net of tax benefit of $2,814 and $4,683	(7,235)	(12,078)
Fair value of hedging transactions, net of tax benefit of $439 and $5,092	(1,095)	(12,371)
Net unrealized loss on investments, net of tax benefit of $513 and $10,761	(939)	(19,733)

Total	$15,218	($54,544)

Foreign currency translations and transactions

The Company translates assets and liabilities of foreign operations, where the functional currency is the local currency, into U.S. dollars at the rate of exchange at each reporting date. The Company translates income and expenses at the average rates of exchange prevailing during the month in which a transaction occurs. Gains or losses from translating foreign currency financial statements are recorded in other comprehensive income. The increase or decrease in cumulative translation adjustment included in other comprehensive income for the years ended December 31, 2006, 2007 and 2008 totaled $9.7 million, $10.0 million and ($34.8) million, respectively. Foreign currency transaction gains and losses are included in other income, net. Foreign currency transaction gains during 2006, 2007 and 2008 were $2.8 million, $6.2 million and $41.1 million, respectively. Foreign currency transaction losses during 2006, 2007 and 2008 were $4.9 million, $6.4 million and $44.8 million, respectively.

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2006, 2007 AND 2008

(in thousands)

1.	Summary of Operations and Significant Accounting Policies (continued):

Earnings per share

The Company computes basic income per share information based on the weighted-average number of common shares outstanding during the year. The Company computes diluted income per share information based on the weighted-average number of common shares outstanding during the year plus the effects of any dilutive common stock equivalents. The Company excluded 130,100 shares, 244,257 shares and 1,403,982 shares from the calculation of earnings per diluted share during 2006, 2007 and 2008, respectively, because they were antidilutive.

Pension plans

During 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106 and 132 (R)”, or SFAS No. 158. SFAS No. 158 requires employers to recognize the underfunded or overfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in the funded status in the year in which the changes occur through accumulated other comprehensive income effective for fiscal years ended after December 15, 2006. SFAS No. 158 did not change net income or comprehensive income for the fiscal year ending December 31, 2006. Rather, it required a one-time adjustment to accumulated other comprehensive income. The Company recorded a one-time adjustment of $3.3 million, net of tax of $1.4 million, during 2006. Additionally, SFAS No. 158 requires employers to measure the funded status of a plan as of the date of its year-end statement of financial position. The Company used a measurement date of November 30 until 2008, at which time it was required to change the measurement date to December 31. The change in measurement date required a one-time adjustment of $0.1 million during 2008 to accumulated other comprehensive income for the year ended December 31, 2008.

The Company determined pension costs under the provisions of SFAS No. 87, “Employers’ Accounting for Pensions” and determined related disclosures under the provisions of SFAS No. 132 (Revised 2003), “Employers’ Disclosures about Pensions and other Postretirement Benefits” as modified by SFAS No. 158. The market-related value of plan assets is the asset value used in the calculation of pension expense under SFAS No. 87. The market value of the plan assets is based on the net asset value reported by the investment fund trustee, based on the market prices of the underlying securities. This value is binding for purposes of liquidation requests.

Share-based compensation

The Company accounts for its share-based compensation plans using the provisions of SFAS No. 123 (revised), “Share-Based Payment”. Accordingly, the Company measures share-based compensation cost at grant date, based on the fair value of the award, and recognizes it as expense over the employee’s requisite service period.

Advertising costs

The Company charges advertising costs to operations as incurred. Advertising costs were approximately $0.9 million, $1.8 million and $2.0 million for the years ended December 31, 2006, 2007 and 2008, respectively.

Research and development costs

The Company charges research and development costs to operations as incurred, and discloses them on the consolidated statements of income.

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2006, 2007 AND 2008

(in thousands)

1.	Summary of Operations and Significant Accounting Policies (continued):

Use of estimates in preparation of the financial statements

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

2.	Acquisitions:

In October 2008, the Company completed its acquisition of InnoPharm, an independent contract research organization, for total consideration of $9.0 million. The Company paid $7.3 million at closing and will pay an additional $1.7 million on the second anniversary of the closing date, contingent on the satisfaction of conditions specified in the definitive acquisition agreement. With offices in Russia and Ukraine, the Company believes the acquisition of InnoPharm should strengthen its presence in Eastern Europe and allow for continued growth in this region while enhancing its ability to conduct global studies for clients. This acquisition is included in the Company’s Development segment.

In December 2008, the Company entered into a strategic collaboration with Merck & Co., Inc., involving vaccine testing and assay development. Under the agreements, the Company purchased Merck’s 130,000 square-foot vaccine testing laboratory and related equipment, for total consideration of $25.2 million. As part of the collaboration, the Company will be providing Merck with assay development and immunogenicity testing services to support Merck’s vaccine portfolio over a period of five years. The acquisition of Merck’s vaccine testing facility significantly expands the Company’s overall global central laboratory business, adding vaccine and biologic testing, assay development and sample storage capabilities to its current suite of laboratory services. This acquisition is included in the Company’s Development segment.

The Company accounted for these acquisitions under the purchase method of accounting, using appropriate fair value techniques to allocate the purchase prices based on the estimated fair value of the assets and liabilities. Accordingly, the Company included the estimated fair value of assets acquired and liabilities assumed in its consolidated balance sheet as of the effective dates of the acquisitions.

The Company allocated the total purchase price for the 2008 acquisitions to the estimated fair value of assets acquired and liabilities assumed as set forth in the following table:

	InnoPharm	Vaccine Lab	Total
Condensed balance sheet:
Current assets	$400	$-	$400
Property and equipment	662	21,433	22,095
Current liabilities	(564)	-	(564)
Value of identifiable intangible assets:
Backlog	308	3,500	3,808
Goodwill	8,194	255	8,449

Total	$9,000	$25,188	$34,188

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2006, 2007 AND 2008

(in thousands)

2.	Acquisitions (continued):

The results of operations from InnoPharm are included in the Company’s consolidated results of operations as of and since October 1, 2008, the effective date of the acquisition. Pro forma results of operations for the full year ended December 31, 2008 have not been presented because the financial results related to this acquisition are immaterial.

The results of operations from the vaccine lab acquisition are included in the Company’s consolidated results of operations as of and since December 31, 2008, the effective date of the acquisition. Pro forma results of operations for the full year ended December 31, 2008 and 2007 have not been presented because the financial results related to this acquisition are immaterial.

Goodwill related to both of these acquisitions is expected to be deductible for tax purposes.

3.	Cash and Cash Equivalents, Short-term Investments, Long-term Investments and Other Investments:

Cash and cash equivalents, short-term investments, long-term investments and other investments were composed of the following as of the dates set forth below:

	Cash and cash equivalents	Short-term investments	Long-term investments	Marketable and cost basis investments
As of December 31, 2007
Cash	$121,326
Money market funds	12,474
Auction rate securities		$209,475
Municipal debt securities	23,665	111,230
Time deposits	10,177
Commercial paper	3,785
Other investments		10,252

Marketable and cost basis investments:
BioDelivery Sciences International, Inc.				$1,653
Accentia Biopharmaceuticals, Inc.				14,006
Cost basis investments:
Bay City Capital Funds				5,449
A.M. Pappas Funds				1,529
Other investments				750

Total	$171,427	$330,957	$-	$23,387

As of December 31, 2008
Cash	$188,632
Money market funds	298,932
Auction rate securities			$89,618
Municipal debt securities		$17,064
Time deposits	4,191	10,000

Cost basis investments:
Bay City Capital Funds				$7,504
A.M. Pappas Funds				2,620
Other investments				1,908

Total	$491,755	$27,064	$89,618	$12,032

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2006, 2007 AND 2008

(in thousands)

3.	Cash and Cash Equivalents, Short-term Investments, Long-term Investments and Other Investments (continued):

Short-term and long-term investments

As of December 31, 2007 and 2008, the Company had the following unrealized gains and losses on investments:

	December 31, 2007	December 31, 2008
Unrealized gains on municipal debt securities	$437	$79
Unrealized losses on municipal debt securities	2,145	117
Unrealized losses on auction rate securities	-	30,457

For the twelve months ended December 31, 2006, 2007 and 2008, the Company had the following gross realized gains and losses on investments:

	Twelve Months Ended December 31,
	2006	2007	2008
Gross realized gains on municipal debt securities	$-	$-	$694
Gross realized losses on other investments	-	-	3,734
Gross realized losses on municipal debt securities	-	-	117

During 2008, one of the investments in the Company’s short-term investment portfolio incurred a loss of $3.7 million, net of a reimbursement of $3.6 million by the investment fund manager.

The Company held approximately $209.5 million and $89.6 million, net of unrealized loss, in auction rate securities at December 31, 2007 and 2008, respectively. The Company’s portfolio of investments in auction rate securities consists of interests in government-guaranteed student loans, insured municipal debt obligations and municipal preferred auction rate securities. During the twelve months ended December 31, 2008, all of the Company’s auction rate securities had a failed auction. The Company will not be able to liquidate these securities until a future auction is successful, the issuer redeems the outstanding securities or the securities mature. Due to the uncertainties about liquidity in the auction rate securities market, the Company classified its entire auction rate securities balance of $89.6 million as long-term assets at December 31, 2008. The Company also recorded an unrealized loss on these investments of $30.5 million as of December 31, 2008. The Company concluded that this was a temporary impairment based on the market conditions, the Company’s ability and intent to hold the auction rate securities until the fair value recovers and an assessment of credit quality of the underlying collateral. The Company plans to continue to review the classification and valuation of these securities quarterly.

The estimated fair value of short-term and long-term investment securities at December 31, 2008, by contractual maturity, was as follows:

Due in 1 year or less	$15,880
Due in 1-5 years	7,294
Due in 5-10 years	-
Due after 10 years	93,508

$116,682

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2006, 2007 AND 2008

(in thousands)

3.	Cash and Cash Equivalents, Short-term Investments, Long-term Investments and Other Investments (continued):

Other investments

The Company had long-term investments in marketable and cost basis investments as of December 31, 2007 and 2008. As of December 31, 2007 and 2008, gross unrealized gains were $0.3 million and $0, respectively.

During the twelve months ended December 31, 2007 and 2008, the Company recorded a charge to earnings of $0.7 million and $14.0 million, respectively, for an other-than-temporary decline in the fair market value of its marketable investment in Accentia Biopharmaceuticals, Inc. The write-down was based on a decrease in the publicly quoted market price. In March 2008, Accentia achieved less than favorable results from its Phase III clinical trial for SinuNase, as discussed in Note 6. Accentia filed for bankruptcy in November 2008. As of December 31, 2008, the Company had completely written off its investment in Accentia.

In November 2008, the Company invested a total of $1.2 million in Accelerator III Corporation and GPC-Rx, an Accelerator III incubator company. The Company has committed to invest a total of $4.6 million in Accelerator III Corporation and its incubator companies. The Company owns approximately 19.9% of Accelerator III and its ownership in incubator companies will vary, but should not exceed 19.9%.

The Company is a limited partner in several venture capital funds established for the purpose of investing in life sciences and healthcare companies. These funds require the Company to commit to make investments in the funds over a period of time. The Company’s capital commitments in these funds at December 31, 2008 are as follows:

Fund	Ownership	Total Capital Commitment	Remaining Commitment	Commitment Expiration
Bay City Capital Fund IV, L.P.	2.9%	$10,000	$3,500	September 2009
Bay City Capital Fund V, L.P.	2.0%	10,000	9,000	October 2012
A.M. Pappas Life Science Ventures III, L.P.	4.7%	4,800	1,800	May 2009
A.M. Pappas Life Science Ventures IV, L.P.	-	6,000	6,000	5 years from
				initial call

In January 2007, A.M. Pappas Life Science Ventures III, L.P. fund made a cash distribution of $0.4 million.

In June 2002, the Company purchased approximately 0.7 million units of BioDelivery Sciences International, Inc. Each unit consisted of one share of common stock and one warrant for common stock. In June 2007, the Company sold all of its outstanding warrants at various prices for total proceeds of $0.1 million, resulting in a loss of $0.2 million. In addition, the Company sold 125,924 shares of common stock in BioDelivery Sciences International for total proceeds of $0.5 million, resulting in a gain of $0.2 million. At December 31, 2007, the Company held 564,076 common shares of stock in BioDelivery Sciences International. In September 2008, the Company sold all of these shares at various prices for total proceeds of $1.9 million, resulting in a gain of $0.5 million.

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2006, 2007 AND 2008

(in thousands)

4.	Accounts Receivable and Unbilled Services:

Accounts receivable and unbilled services consisted of the following amounts on the dates set forth below:

	December 31,
	2007	2008
Billed	$302,429	$257,386
Unbilled	186,112	154,588
Allowance for doubtful accounts	(7,064)	(10,671)

Total accounts receivable and unbilled services, net	$481,477	$401,303

The Company derived 27.0% and 29.0% of its accounts receivable and unbilled services from operations outside the United States as of December 31, 2007 and 2008, respectively. Of these amounts, the Company derived 61.9% and 56.5% from operations in the United Kingdom as of December 31, 2007 and 2008, respectively.

Change in provision for doubtful accounts consisted of the following:

	Year Ended December 31,
	2006	2007	2008
Balance at beginning of year	$3,926	$6,447	$7,064
Additions charged to costs and expenses	3,286	2,181	9,471
Invoice write-offs	(765)	(1,564)	(5,864)

Balance at end of year	$6,447	$7,064	$10,671

5.	Property and Equipment:

Property and equipment, stated at cost, consisted of the following amounts on the dates set forth below:

	December 31,
	2007	2008
Land	$6,761	$8,197
Buildings and leasehold improvements	214,842	248,582
Fixed assets not placed in service	12,022	3,618
Information technology systems under development	6,736	28,031
Furniture and equipment	194,187	209,474
Computer equipment and software	171,790	175,870

Total property and equipment	606,338	673,772
Less accumulated depreciation	(250,149)	(287,984)

Total property and equipment, net	$356,189	$385,788

Information technology systems under development as of December 31, 2008, included software licenses purchased from a third-party vendor with annual payment terms as follows:

June 1, 2009	$4,212
June 1, 2010	4,212
June 1, 2011	4,212
June 1, 2012	4,212

Total future remaining payments	$16,848
Present value discount	(952)

Present value of remaining payments	$15,896

The Company classified its liability related to these licenses as $4.2 million in other accrued expense and $11.7 million in other long-term liabilities on its consolidated condensed balance sheet as of December 31, 2008.

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2006, 2007 AND 2008

(in thousands)

6.	Goodwill and Intangible Assets:

Changes in the carrying amount of goodwill for the twelve months ended December 31, 2007 and 2008, by operating segment, were as follows:

	Development	Discovery Sciences	Total
Balance as of January 1, 2007	$158,766	$53,616	$212,382
Translation adjustments	3,238	-	3,238

Balance as of December 31, 2007	162,004	53,616	215,620
Goodwill recorded during the period for current year acquisitions	8,449	-	8,449
Translation adjustments	(3,015)	-	(3,015)

Balance as of December 31, 2008	$167,438	$53,616	$221,054

Information regarding the Company’s other intangible assets follows:

	December 31, 2007
	Carrying Amount	Accumulated Amortization	Net
Backlog and customer relationships	$308	$(275)	$33
License and royalty agreements	2,500	(831)	1,669

Total	$2,808	$(1,106)	$1,702

	December 31, 2008
	Carrying Amount	Accumulated Amortization	Net
Backlog	$4,116	$(355)	$3,761
Other intangible asset	2,000	-	2,000

Total	$6,116	$(355)	$5,761

Intangible assets consist of backlog and customer relationships and an other intangible asset. The other intangible asset has an indefinite life, so the Company does not amortize it. Backlog is subject to amortization, which the Company amortizes on a straight-line basis, based on an estimated useful life of three to five years. The weighted-average amortization period for remaining amortization is 4.7 years for backlog.

In September 2004, the Company entered into a royalty stream purchase agreement with Accentia Biopharmaceuticals, Inc. under which it paid $2.5 million to Accentia in exchange for the right to receive royalties on sales of specified antifungal products, including SinuNase. The Company carried this agreement as an intangible asset in the Discovery Sciences segment. During 2008, Accentia reported that SinuNase did not meet its goal in treating chronic sinusitis patients in its Phase III clinical trial, resulting in a significant amount of uncertainty regarding the future clinical development of SinuNase. As a result, the Company determined that the right under its agreement with Accentia to receive royalties on future sales of SinuNase was impaired, and recorded a non-cash charge of $1.6 million for the remaining unamortized value of its royalty interest in SinuNase.

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2006, 2007 AND 2008

(in thousands)

6.	Goodwill and Intangible Assets (continued):

Amortization expense for the twelve months ended December 31, 2006, 2007 and 2008 was $0.6 million, $0.3 million and $0.1 million, respectively. As of December 31, 2008, estimated amortization expense for each of the next five years is as follows:

2009	$803
2010	803
2011	755
2012	700
2013	700

7.	Other Accrued Expenses:

Other accrued expenses consisted of the following amounts on the dates set forth below:

	December 31,
	2007	2008
Accrued salaries, wages, benefits and related costs	$91,219	$100,917
Other	76,117	78,009

	$167,336	$178,926

8.	Debt Instruments and Lease Obligations:

Revolving credit facility

Effective July 1, 2008, the Company reduced its $50.0 million revolving line of credit facility with Bank of America, N.A to $25.0 million. Indebtedness under the facility is unsecured and subject to covenants relating to financial ratios and restrictions on certain types of transactions. This revolving credit facility does not expressly restrict or limit the payment of dividends. The Company was in compliance with all loan covenants as of December 31, 2008. Outstanding borrowings under the facility bear interest at an annual fluctuating rate equal to the one-month London Interbank Offered Rate, or LIBOR, plus a margin of 0.6%. Borrowings under this credit facility are available to provide working capital and for general corporate purposes. This credit facility is currently scheduled to expire in June 2009, at which time any outstanding balance will be due. As of December 31, 2008, no borrowings were outstanding under this credit facility, although the aggregate amount available for borrowing had been reduced by $1.8 million due to outstanding letters of credit issued under this facility.

Lease obligations

The Company is obligated under noncancellable operating leases expiring at various dates through 2040 relating to its buildings and certain equipment. Rental expense for all operating leases, net of sublease income of $1.5 million, $1.8 million and $2.1 million, was $44.3 million, $48.1 million and $53.7 million for the years ended December 31, 2006, 2007 and 2008, respectively.

Some of our facility leases provide for concessions by the landlords, including payments for leasehold improvements and free rent periods. The Company reflects these concessions as deferred rent in the accompanying consolidated financial statements. The Company is recording rent expense on a straight-line basis for these leases.

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2006, 2007 AND 2008

(in thousands)

8.	Debt Instruments and Lease Obligations (continued):

As of December 31, 2008, future minimum payments for lease obligations for subsequent years were as follows:

2009	$50,614
2010	44,946
2011	36,261
2012	30,020
2013	25,310
2014 and thereafter	61,856

249,007
Less: sublease income	(11,342)

$237,665

9.	Accounting for Derivative Instruments and Hedging Activities:

The Company enters into foreign exchange forward and option contracts that are designated and qualify as cash flow hedges under SFAS No. 133. The Company recognizes changes in the fair value of the effective portion of these outstanding contracts in accumulated other comprehensive income, or OCI. The Company reclassifies these amounts from OCI and recognizes them in earnings when either the forecasted transaction occurs or it becomes probable that the forecasted transaction will not occur.

The Company’s hedging contracts are intended to protect against the impact of changes in the value of the U.S. dollar against other currencies and their impact on operating results. Accordingly, for forecasted transactions, subsidiaries incurring expenses in foreign currencies seek to hedge U.S. dollar revenue contracts. The Company reclassifies OCI associated with hedges of foreign currency revenue into direct costs upon recognition of the forecasted transaction in the statement of income.

The Company recognizes changes in the ineffective portion of a derivative instrument in earnings in the current period as a component of direct costs. The Company measures effectiveness for forward cash flow hedge contracts by comparing the fair value of the forward contract to the change in the forward value of the anticipated transaction. When critical terms match, the Company presumes fair market value of the hedged exposure to be the market value of the hedge instrument. The Company’s hedging portfolio ineffectiveness during 2006, 2007 and 2008 was $0, $0.3 million and $0.2 million, respectively.

The Company has significant international revenues and expenses, and related receivables and payables, denominated in non-functional currencies in the Company’s foreign subsidiaries. As a result, the Company’s operating results can be affected by movements in foreign currency exchange rates. In an effort to minimize this risk, the Company from time to time purchases currency option and forward contracts as cash flow hedges against anticipated and recorded transactions, and the related receivables and payables denominated in non-functional currencies. The Company only uses currency option and forward contracts as hedges to minimize the variability in the Company’s operating results arising from foreign currency exchange rate movements. The Company does not enter into derivative financial instruments for speculative or trading purposes. The Company measures its hedging contracts at fair value using dealer quotes and they mature within 24 months from their inception. The Company’s existing hedging contracts, as of December 31, 2008, will expire over the next 24 months. The Company expects to reclassify the current loss positions of $12.3 million, net of tax, within the next 12 months from OCI into the statement of income.

At December 31, 2007 and 2008, the Company’s foreign currency derivative portfolio resulted in the Company recognizing an asset of $0 and $3.1 million, respectively, as a component of prepaid expenses and a liability of $1.9 million and $20.5 million, respectively, as a component of other accrued expenses.

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2006, 2007 AND 2008

(in thousands)

10.	Shareholders’ Equity:

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

During the twelve months ended December 31, 2008, the Company repurchased approximately 2,435,000 shares of its common stock for an aggregate purchase price, including broker commissions, of $89.3 million at an average price per share of $36.68.

Equity compensation plan

The Company has an equity compensation plan under which the Company may grant stock options, restricted stock and other types of stock-based awards to its employees and directors. Total shares authorized for grant under this plan are 21.3 million. The exercise price of each option granted is equal to the market price of the Company’s common stock on the date of grant and the maximum exercise term of each option granted does not exceed ten years. Options are granted upon approval of the Compensation Committee of the board of directors. The majority of the Company’s options vest ratably over a period of three or four years. The options expire on the earlier of ten years from the date of grant or within specified time limits following termination of employment, retirement or death. Shares are issued from the Company’s authorized but unissued stock. The Company does not pay dividends on unexercised options. As of December 31, 2008, there were 2.9 million shares of common stock remaining available for grant under the plan.

For the years ended December 31, 2006, 2007 and 2008, stock-based compensation cost totaled $17.3 million, $18.9 million and $21.7 million, respectively. The associated future income tax benefit recognized was $6.5 million, $6.9 million and $7.8 million for the years ended December 31, 2006, 2007 and 2008, respectively.

For the years ended December 31, 2006, 2007 and 2008, the amount of cash received from the exercise of stock options was $21.1 million, $20.2 million and $16.2 million, respectively. In connection with these exercises, the actual excess tax benefit realized for the tax deductions by the Company for the years ended December 31, 2006, 2007 and 2008 were $5.3 million, $4.8 million and $3.1 million, respectively.

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2006, 2007 AND 2008

(in thousands)

10.	Shareholders’ Equity (continued):

Equity compensation plan (continued)

A summary of the option activity under the plan at December 31, 2006, 2007 and 2008, and changes during the years, is presented below:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at January 1, 2006	6,484	$18.05
Granted	1,780	34.31
Exercised	(1,328)	15.90
Forfeited	(430)	25.27
Expired	(20)	18.08

Outstanding at December 31, 2006	6,486	$22.46

Exercisable at December 31, 2006	2,858	$16.79

Outstanding at January 1, 2007	6,486	$22.46
Granted	1,672	34.54
Exercised	(1,202)	17.23
Forfeited	(896)	27.95
Expired	(36)	27.28

Outstanding at December 31, 2007	6,024	$26.01

Exercisable at December 31, 2007	3,054	$20.78

Outstanding at January 1, 2008	6,024	$26.01
Granted	2,744	37.14
Exercised	(724)	22.53
Forfeited	(207)	32.79
Expired	(41)	25.26

Outstanding at December 31, 2008	7,796	$30.03	7.5 years	$32,454

Exercisable at December 31, 2008	3,889	$23.94	6.0 years	$26,859

Vested or expected to vest at December 31, 2008	7,249	$29.13	7.3 years	$32,642

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2006, 2007 AND 2008

(in thousands)

10.	Shareholders’ Equity (continued):

Equity compensation plan (continued)

The following table summarizes information about the Plan’s stock options at December 31, 2008:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at 12/31/08	Weighted- Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at 12/31/08	Weighted- Average Exercise Price
$ 2.70 - 21.00	1,611	6.4 years	$16.67	943	$13.86
$21.01 - 22.00	1,508	5.8 years	$21.20	1,508	$21.20
$22.01 - 34.00	1,347	7.8 years	$31.96	652	$30.45
$34.01 - 40.00	1,985	8.3 years	$36.55	697	$35.11
$40.01 - 46.83	1,345	9.2 years	$44.38	89	$42.38

	7,796	7.5 years	$30.03	3,889	$23.94

All options granted during the years ended December 31, 2006, 2007 and 2008 were granted with an exercise price equal to the fair value of the Company’s common stock on the grant date. The fair value of the Company’s common stock on the grant date is equal to the Nasdaq closing price of the Company’s stock on the date of grant. The weighted-average grant date fair value per share of options granted during the years ended December 31, 2006, 2007 and 2008 was $15.36, $10.93 and $9.16, respectively. The aggregate fair value of options granted during the years ended December 31, 2006, 2007 and 2008 was $27.3 million, $18.3 million and $25.1 million, respectively. The total intrinsic value (the amount by which the market value of the Company’s common stock exceeded the exercise price of the options on the date of exercise) of options exercised during the years ended December 31, 2006, 2007 and 2008 was $24.4 million, $23.0 million and $15.4 million, respectively.

A summary of the status of unvested options as of December 31, 2008, and changes during the year then ended, is presented below:

Unvested options	Shares	Weighted- Average Grant Date Fair Value
Unvested at January 1, 2008	2,970	$12.19
Granted	2,744	9.16
Vested	(1,600)	11.99
Forfeited	(207)	11.61

Unvested at December 31, 2008	3,907	$10.18

As of December 31, 2008, the total unrecognized compensation cost related to unvested stock options was approximately $23.0 million. The Company expects to recognize this cost over a weighted-average period of 2.0 years in accordance with the vesting periods of the options. The total fair value of shares vested during the years ended December 31, 2006, 2007 and 2008 was $14.5 million, $21.4 million and $4.9 million, respectively.

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2006, 2007 AND 2008

(in thousands)

10.	Shareholders’ Equity (continued):

Equity compensation plan (continued)

The Company estimates fair value of each option award on the grant date using the Black-Scholes option-pricing model. The following table indicates the assumptions used in estimating fair value for the years ended December 31, 2006, 2007 and 2008.

	2006	2007	2008
Expected term (years)	4.50	4.00	3.75
Dividend yield (%)	0.28-0.34	0.31-0.37	0.93-1.21
Risk-free interest rate (%)	4.36-5.11	4.13-4.91	2.05-3.22
Expected volatility (%)	39.69-51.39	30.67-33.00	29.88-30.94

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

Restricted stock

The Company also awards shares of restricted stock to members of senior management and the Company’s non-employee directors under the plan. The shares awarded to members of senior management are generally subject to a three-year linear vesting schedule with one third of the grant vesting on each of the first, second and third anniversaries of the grant date. The Company determines compensation cost based on the market value of shares on the date of grant, and records compensation expense on these shares on a straight-line basis over the vesting period. The restricted stock shares granted to the Company’s non-employee directors vest over a three-year period, with ninety percent of the shares vesting on the first anniversary of the grant and five percent vesting on each of the second and third anniversary dates. The Company records compensation expense on these shares according to this vesting schedule.

During the years ended December 31, 2006, 2007 and 2008, the Company awarded 16,512, 35,928 and 11,116 shares of restricted stock, respectively, with a fair value of $0.5 million, $1.2 million and $0.5 million, respectively. The weighted-average grant date fair value of each share was $31.47, $34.47 and $40.92 for the years ended December 31, 2006, 2007 and 2008, respectively. Total compensation expense recorded during the years ended December 31, 2006, 2007 and 2008 for restricted stock shares granted was $1.6 million, $1.1 million and $0.8 million, respectively. The associated future income tax benefit recognized was $0.6 million, $0.4 million and $0.3 million for the years ended December 31, 2006, 2007 and 2008, respectively. As of December 31, 2008, the total unrecognized compensation cost related to the 26,496 shares of unvested restricted stock was approximately $0.4 million. The Company expects to recognize this cost over a weighted-average period of 1.7 years in accordance with the vesting periods of the restricted stock. The total fair value of restricted stock shares vested during the year ended December 31, 2008 was $0.7 million.

In May 2006 and 2007, shares of restricted stock held by two members of the senior management team vested. Both employees elected to surrender to the Company a portion of their vested shares to pay the income taxes due as a result of the vesting in 2006 and one employee made this election in 2007. As a result, 10,855 and 5,943 shares, respectively, were forfeited to satisfy tax obligations in these years. In connection with this vesting, the tax benefit realized by the Company for the year ended December 31, 2006 and 2007 was $0.4 million and $1.8 million, respectively. In addition, the Company’s previous President and Chief Financial Officer and a Board member resigned in 2006, 2007 and 2008, respectively, resulting in the Company canceling 30,000, 14,000 and 304 shares of unvested restricted stock that had previously been granted.

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2006, 2007 AND 2008

(in thousands)

10.	Shareholders’ Equity (continued):

Employee stock purchase plan

The board of directors and shareholders have reserved 4.5 million shares of the Company’s common stock for issuance under the Employee Stock Purchase Plan (the “ESPP”). The ESPP has two six-month offering periods (each an “Offering Period”) each year, beginning January 1 and July 1, respectively. Eligible employees can elect to make payroll deductions from 1% to 15% of their base pay during each payroll period of an Offering Period. In addition, in accordance with the ESPP and beginning with the first six-month Offering Period in 2006, the board of directors set a limit on the total payroll deductions for each year of $8.0 million. In September 2007, the board of directors approved new limitations on the dollar amount of shares purchased under the ESPP for the calendar years 2008, 2009 and 2010 as $13.0 million, $15.0 million and $17.5 million, respectively. None of the contributions made by eligible employees to purchase the Company’s common stock under the ESPP are tax-deductible to the employees. The purchase price is 90% of the lesser of (a) the reported closing price of the Company’s common stock for the first day of the Offering Period or (b) the reported closing price of the common stock for the last day of the Offering Period. As of December 31, 2008, there were 1.7 million shares of common stock available for purchase by ESPP participants, after giving effect to shares purchased for the second Offering Period of 2008 that were issued in January 2009.

Employees eligible to participate in the ESPP include employees of the Company and most of its operating subsidiaries, except employees who customarily work less than 20 hours per week or five months in a year. Because the eligible employee determines both participation in and contributions to the ESPP, it is not possible to determine the benefits and amounts that would be received by an eligible participant or group of participants in the future.

The fair value of each ESPP share is estimated using the Black-Scholes option-pricing model. The following table indicates the assumptions used in estimating fair value for the years ended December 31, 2006, 2007 and 2008.

	2006	2007	2008
Expected term (years)	0.50	0.50	0.50
Dividend yield (%)	0.28-0.32	0.31-0.37	0.93-0.99
Risk-free interest rate (%)	4.37-5.24	4.74-4.90	2.12-3.37
Expected volatility (%)	30.56-40.38	21.20-28.44	31.47-31.99

The compensation costs for the ESPP, as determined based on the fair value of the discount and option feature of the underlying ESPP grant, consistent with the method of SFAS No. 123 (revised), were $1.7 million, $1.4 million and $2.1 million for years ended December 31, 2006, 2007 and 2008, respectively. The income tax benefit recognized was $0.2 million, $0.1 million and $0.1 million for the years ended December 31, 2006, 2007 and 2008, respectively. The weighted-average grant date fair value per share during the years ended December 31, 2006, 2007 and 2008 was $6.12, $5.89 and $6.37, respectively. As of December 31, 2008, there was no unrecognized compensation cost related to ESPP shares.

For the years ended December 31, 2006, 2007 and 2008, the value of stock issued for ESPP purchases was $7.2 million, $7.7 million and $9.2 million, respectively. In connection with disqualifying dispositions, the tax benefits realized by the Company for the years ended December 31, 2006, 2007 and 2008 were $0.1 million.

During the years ended December 31, 2006, 2007 and 2008, employees contributed $7.8 million, $7.6 million and $10.0 million, respectively, to the ESPP for the purchase of approximately 274,000, 241,000 and 330,000 shares, respectively. The aggregate fair value of shares purchased during the years ended December 31, 2006, 2007 and 2008 was $9.1 million, $8.5 million and $13.8 million, respectively. Contributions for the second Offering Period of 2008 were not used to purchase shares until January 2009.

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2006, 2007 AND 2008

(in thousands)

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

The Company had gross unrecognized tax benefits of approximately $28.0 million as of January 1, 2007. Of this total, $11.6 million, net of the federal benefit on state taxes, was the amount that, if recognized, would result in a reduction of the Company’s effective tax rate. The Company had gross unrecognized tax benefits of approximately $23.8 million as of December 31, 2007. Of this total, $9.3 million, net of the federal benefit on state taxes, was the amount that, if recognized, would result in a reduction of the Company’s effective tax rate. As of December 31, 2008, the Company had total gross unrecognized tax benefits of $16.9 million and of this total, $9.9 million was the amount that, if recognized, would reduce the Company’s effective tax rate. The Company believes that it is reasonably possible that the total amount of unrecognized tax benefits could decrease by up to $6.2 million within the next 12 months due to the settlement of audits and the expiration of the statutes of limitations.

The Company’s policy for recording interest and penalties associated with tax audits is to record them as a component of provision for income taxes. In conjunction with the adoption of FIN 48, the Company accrued approximately $3.0 million for interest and $1.0 million for penalties at January 1, 2007. During 2007 the amount of interest and penalties recorded as an expense to the statement of income was $2.0 million and $0.4 million, respectively. As of December 31, 2007, $4.1 million of interest and $1.3 million of penalties were accrued. During 2008, the amount of interest and penalties recorded as an expense to the statement of income was $2.0 million and $0.1 million, respectively. As of December 31, 2008, $6.0 million of interest and $1.0 million of penalties were accrued. To the extent interest and penalties are not assessed with respect to uncertain tax positions, amounts accrued will be reduced and reflected as a reduction of the overall income tax provision.

The Company has analyzed its filing positions in all significant federal, state and foreign jurisdictions where it is required to file income tax returns, as well as open tax years in these jurisdictions. The only periods subject to examination by the major tax jurisdictions where the Company does business are the 2005 through 2008 tax years. Various foreign and state income tax returns are under examination by taxing authorities. The Company does not believe that the outcome of any examination will have a material impact on its financial condition, results of operations or cash flows.

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2006, 2007 AND 2008

(in thousands)

11.	Income Taxes (continued):

Rollforward of gross unrecognized tax positions:

Gross tax liability at January 1, 2007	$27,980

Additions for tax positions of the current year	11,742
Reductions for tax positions of the prior years:
Foreign exchange movements	229
Changes in judgment	(1,516)
Settlements during the current year	(560)
Statute closures	(14,083)

Gross tax liability at December 31, 2007	$23,792

Additions for tax positions of the current year	4,419
Reductions for tax positions of the prior years:
Foreign exchange movements	(1,415)
Changes in judgment	(7,526)
Statute closures	(2,412)

Gross tax liability at December 31, 2008	$16,858

The components of income before provision for income taxes were as follows:

	Year Ended December 31,
	2006	2007	2008
Domestic	$181,959	$187,784	$178,807
Foreign	53,546	60,169	100,032

Income before provision for income taxes	$235,505	$247,953	$278,839

The components of the provision for income taxes were as follows:

	Year Ended December 31,
	2006	2007	2008
State income taxes:
Current	$2,094	$10,694	$6,822
Deferred	941	(1,450)	(202)
Federal income taxes:
Current	50,249	63,762	61,276
Deferred	8,598	(4,004)	(5,804)
Foreign income taxes:
Current	15,304	13,107	29,948
Deferred	1,667	2,443	(720)

Provision for income taxes	$78,853	$84,552	$91,320

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2006, 2007 AND 2008

(in thousands)

11.	Income Taxes (continued):

Taxes computed at the statutory U.S. federal income tax rate of 35% are reconciled to the provision for income taxes as follows:

	Year Ended December 31,
	2006	2007	2008
Effective tax rate	33.5%	34.1%	32.8%

Statutory rate of 35%	$82,427	$86,784	$97,594
State taxes, net of federal benefit	5,294	6,072	5,824
Nontaxable income net of nondeductible expenses	(4,667)	(6,468)	(5,194)
Change in valuation allowance	(941)	375	(1,222)
Impact of international operations	(679)	(1,518)	(4,944)
Other	(2,581)	(693)	(738)

Provision for income taxes	$78,853	$84,552	$91,320

Components of the current deferred tax assets were as follows:
		December 31,
		2007	2008
Future benefit of carryforward losses		$534	$3,126
Reserve for doubtful accounts		3,826	4,033
Accrued expenses		18,330	15,689
Unearned income		4,492	6,134
Valuation allowance		(3,908)	(2,492)
Other		408	1,482

Total current deferred tax asset		$23,682	$27,972

The current deferred tax liabilities, which are included in other accrued expenses, of $0.1 million and $0.3 million at December 31, 2007 and 2008, respectively, relates to various expenses deducted for tax purposes, not book purposes.

Components of the long-term deferred tax assets were as follows:

	December 31,
	2007	2008
Other depreciation and amortization	$(25,229)	$(33,832)
Patent depreciation	7,266	2,886
Deferred rent	7,171	6,956
Stock options	13,543	18,115
Deferred compensation	1,111	2,330
Investment basis differences	(477)	14,091
Valuation allowance	(2,040)	(2,330)
Future benefit of carryforward losses	4,493	4,183
Other	5,879	5,931

Total long-term deferred tax asset	$11,717	$18,330

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2006, 2007 AND 2008

(in thousands)

11.	Income Taxes (continued):

Components of the long-term deferred tax liabilities, which are included in other long-term liabilities, were as follows:

	December 31,
	2007	2008
Other depreciation and amortization	$8,622	$7,642
Stock options	(849)	(779)
Pension	(3,559)	(4,543)
Other	(400)	(340)

Total long-term deferred tax liability	$3,814	$1,980

The Company has recorded a deferred tax asset for foreign and state net operating losses and credits that are subject to either five-year, 15-year, 20-year or indefinite carryforward periods. Management has recorded a valuation allowance of $3.2 million against the net operating loss assets and $0.8 million against the tax credit assets for amounts that it does not believe are more likely than not to be utilized.

The Company also recorded a deferred tax asset related to U.S. net operating losses received in an acquisition in 2003. Although the net operating losses are subject to annual limitation under IRC Section 382, management expects all losses to be utilized during the 20-year carryforward period that is available.

The Company has also established a deferred tax asset for federal, state and foreign tax related to unrealized investment losses and state tax on realized capital losses. Management has recorded a valuation allowance of $0.8 million for the state tax benefit that it does not believe is more likely than not to be realized. The federal valuation allowance for unrealized and realized investment losses has been fully released.

In 2008, the total valuation allowance decreased by $1.2 million primarily due to a decrease in allowance for tax credit assets.

The Company records current and deferred income tax expense related to its foreign operations to the extent those earnings are taxable. Historically, the Company has made no provision for the additional taxes that would result from the distribution of earnings of foreign subsidiaries because the Company expected to invest them permanently. Although the Company repatriated certain foreign earnings in 2005 under the American Jobs Creation Act of 2004, the Company considers that the remainder of its foreign earnings will remain permanently invested overseas. The cumulative amount of undistributed earnings for which no U.S. tax liability has been recorded was $119.5 million and $191.6 million for December 31, 2007 and 2008, respectively.

12.	Employee Savings and Pension Plans:

Savings plan

The Company provides a 401(k) Retirement Savings Plan to its U.S. employees. The Company matches 50% of an employee’s savings up to 6% of pay and these contributions vest ratably over a four-year period. Company matching contributions, net of forfeitures, for all employees for the years ended December 31, 2006, 2007 and 2008 were $6.6 million, $7.7 million and $8.3 million, respectively.

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2006, 2007 AND 2008

(in thousands)

12.	Employee Savings and Pension Plans (continued):

Non-qualified deferred compensation plans

The Company maintains non-qualified, unfunded deferred compensation plans that permit certain highly paid executive employees who are employed in the United States and members of the board of directors to defer current income for future financial and retirement needs. An eligible employee participant may defer up to 25% of their base salary and/or a portion of their annual bonus on a pretax basis. Directors may defer up to 100% of their annual retainer and meeting fees on a pretax basis. Participants also have the opportunity to defer receipt of restricted stock. There are no Company contributions to these plans, and other than accruals for interest or dividend equivalents, all amounts credited to these plans are derived from elective deferrals of compensation otherwise payable to participants.

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

The plans offer a number of account distribution options providing flexibility for financial and retirement planning. Employee participants elect with each set of annual deferrals to have the deferrals payable on a date specified by the employee that is at least two years after the deferral election is made, but not later than age 65. The amount deferred will be payable either in a lump sum or installments over a period of five, 10 or 15 years as elected by the participant at the time of deferral. Separate payment elections are made for each year’s cash and restricted stock deferrals, as applicable. Changes to payment elections are permitted in limited circumstances. However, these payment elections only become effective if the employee participant retires after age 55 with 10 years of service. Otherwise, the deferrals are payable in a lump sum following termination of employment, although participants may request unplanned in-service distributions in limited emergency situations. The board of directors may elect to pay out employee participants in the event of a change of control of the Company.

Board of director participants may elect to have the deferrals payable on a date specified by the director that is at least two years after the deferral election is made, but not more than 10 years after termination of services as a director. Alternatively, the director may elect to have the deferrals payable on a specified date or the date of termination of service of the director if earlier. Board of director participants may choose to have deferrals payable either in a lump sum or installments over a period of five years. Separate payment elections are made for each year’s cash and restricted stock deferrals, as applicable. Changes to payment elections are permitted in limited circumstances. Directors may request unplanned in-service distributions in limited emergency situations. The board of directors may elect to pay out director participants in the event of a change of control of the Company.

As of December 31, 2007 and 2008, 128,763 and 146,135 shares of restricted stock granted to members of management and the board of directors were deferred under this plan and had not been issued. At December 31, 2007 and 2008, the Company recorded a deferred compensation liability under this plan of $1.9 million and $2.6 million in the consolidated balance sheets as a component of other accrued expenses.

Pension plans

The Company accounts for its pension plans using the provisions of SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106 and 132 (R)”.

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2006, 2007 AND 2008

(in thousands)

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

Following closure of the above plan to new participants, the Company set up a new defined contribution plan for qualifying U.K. employees employed by the Company’s U.K. subsidiaries. The employees can contribute between 3% and 6% of their annual compensation and the Company matches those contributions with 5% to 8% of the employees’ annual compensation. Company contributions for the years ended December 31, 2007 and 2008 were $1.9 million and $2.2 million, respectively.

Pension costs and other amounts recognized in other comprehensive income for the U.K. Plan included the following components:

	Year Ended December 31,
	2006	2007	2008
Net periodic pension cost:
Service cost benefits earned during the year	$1,895	$1,586	$1,445
Interest cost on projected benefit obligation	2,367	2,609	3,042
Expected return on plan assets	(2,170)	(2,712)	(2,988)
Amortization of actuarial gains and losses	779	550	439

Net periodic pension cost	2,871	2,033	1,938

Other changes in plan assets and benefit obligations recognized in other comprehensive (income) loss:
Net (gain) loss arising during period	-	(197)	9,026
Amortization of actuarial loss	-	(550)	(439)
Decrease in additional minimum liability	(3,812)	-	-
Foreign currency translation adjustment	(245)	16	(1,861)

Total other comprehensive (income) loss	(4,057)	(731)	6,726

Total recognized in net periodic pension cost and other comprehensive (income) loss	$(1,186)	$1,302	$8,664

The estimated net loss that will be amortized from accumulated other comprehensive income into net periodic pension cost over the next fiscal year is $0.9 million.

Weighted-average assumptions used to determine net periodic pension cost for years ending December 31 were as follows:

	2006	2007	2008
Discount rate	5.0%	5.0%	5.8%
Rate of compensation increase	4.5%	4.5%	4.9%
Long-term rate of return on plan assets	6.3%	6.4%	6.6%

The discount rate is determined using a yield curve based on an index of AA corporate bonds for the appropriate maturity of the cash-flow being discounted.

To develop the expected long-term rate of return on assets assumption, the Company considered future expectations for yields on investments weighted in accordance with the asset allocation of the pension plan’s invested funds.

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2006, 2007 AND 2008

(in thousands)

12.	Employee Savings and Pension Plans (continued):

Pension plans (continued)

The change in benefit obligation, change in plan assets, funded status and amounts recognized for the defined benefit plan were as follows:

	Year Ended December 31,
	2007	2008
Change in benefit obligation:
Projected benefit obligation at beginning of year	$51,792	$57,149
Service and interest cost during gap period for FAS158 adjustment	-	374
Service cost	1,586	1,445
Interest cost	2,609	3,042
Plan participants’ contributions	618	513
Net actuarial loss (gain)	556	(5,121)
Benefits paid	(773)	(763)
Foreign currency translation adjustment	761	(15,068)

Projected benefit obligation at end of year	$57,149	$41,571

Change in plan assets:
Fair value of plan assets at beginning of year	$40,944	$47,324
Actual return on plan assets	3,465	(10,910)
Employer contributions between measurement date and prior year end	-	69
Employer contributions	2,468	4,057
Plan participants’ contributions	618	513
Benefits paid	(773)	(763)
Foreign currency translation adjustment	602	(11,074)

Fair value of plan assets at end of year	$47,324	$29,216

Funded status:
Funded status	$(9,763)	$(12,355)

Net amount recognized	$(9,763)	$(12,355)

Amounts recognized in statement of financial position were as follows:

	Year Ended December 31,
	2007	2008
Accrued pension liability	$(9,763)	$(12,355)

Net amount recognized	$(9,763)	$(12,355)

All amounts recognized in accumulated other comprehensive income are related to accumulated gains.

The projected benefit obligation, accumulated benefit obligation and fair value of plan assets were as follows:

	Year Ended December 31,
	2007	2008
Projected benefit obligation	$57,149	$41,571
Accumulated benefit obligation	$51,729	$39,190
Fair value of plan assets	$47,324	$29,216

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2006, 2007 AND 2008

(in thousands)

12.	Employee Savings and Pension Plans (continued):

Pension plans (continued)

Weighted-average assumptions used to determine benefit obligations at end of plan year were as follows:

	2007	2008
Discount rate	5.8%	5.8%
Rate of compensation increase	4.9%	4.5%

Plan assets

The Company’s pension plan weighted-average allocations by asset category are as follows:

	Nov. 30	Dec. 31
Asset Category	2007	2008
Equity securities	79.2%	76.7%
Debt securities	20.5%	18.5%
Cash and net current assets	0.3%	4.8%

Total	100.0%	100.0%

An independent third party manages the plan assets and tracks the return on a benchmark portfolio matching the above strategic asset allocation. Based on advice from the Company’s financial advisors, the trustees have determined the above mix of asset types in order to meet the investment objectives of the pension plan.

The Company expects to contribute $0.6 million to fund its pension plan during 2009. The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

Expected benefit payments for fiscal year ending:

2009	$617
2010	635
2011	651
2012	667
2013	686
Next 5 years	3,718

13.	Commitments and Contingencies:

The Company currently maintains insurance for risks, among others, associated with the operation of its business, provision of professional services and ownership of property. These policies provide coverage for a variety of potential losses, including loss or damage to property, bodily injury, general commercial liability, professional errors and omissions and medical malpractice. The Company’s retentions and deductibles associated with these insurance policies range from $0.25 million to $10.0 million.

The Company is self-insured for health insurance for the majority of its employees located within the United States, but maintains stop-loss insurance on a “claims made” basis for expenses in excess of $0.28 million per member per year. As of December 31, 2007 and 2008, the Company maintained a reserve of approximately $4.0 million and $3.4 million, respectively, included in other accrued expenses on the consolidated balance sheets, to cover open claims and estimated claims incurred but not reported.

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2006, 2007 AND 2008

(in thousands)

13.	Commitments and Contingencies (continued):

As of December 31, 2008, the Company had commitments to invest up to an aggregate additional $20.3 million in four venture capital funds. The Company had also committed to invest up to an aggregate additional $3.4 million in other investments. For further details, see Note 3.

The Company has been involved in compound development and commercialization collaborations since 1997. The Company developed a risk-sharing research and development model to help pharmaceutical and biotechnology clients develop compounds. Through collaborative arrangements based on this model, the Company assists its clients by sharing the risks and potential rewards associated with the development and commercialization of drugs at various stages of development. As of December 31, 2008, the Company’s two main collaborations with Johnson & Johnson and Takeda Pharmaceuticals Company Limited involving dapoxetine and alogliptin, respectively, both of which involve the potential future receipt of one or more of the following forms of revenue: payments upon the achievement of specified regulatory and sales-based milestones and royalty payments if the compound is approved for sale. In February 2009, Finland and Sweden approved the drug for marketing under the trade name PriligyTM. As previously disclosed, we are entitled to receive a $2.5 million milestone on each of the first two national approvals, for a total of $5.0 million. We are also entitled to a double-digit royalty on net sales of Priligy, followed by sales-based milestones if requisite sales levels are reached. The alogliptin compound is still under regulatory review and has not been approved for sale in any country in the world. As a result of the risks associated with drug development, including poor or unexpected clinical trial results, obtaining regulatory approval to sell in any country and changing regulatory requirements, the Company might not receive any further milestone payments, royalties or other payments with respect to any of its drug development collaborations.

As of December 31, 2008, the Company had two collaborations that involved potential future expenditures. The first is the Company’s collaboration with Johnson & Johnson for Priligy. In connection with this collaboration, the Company has an obligation to pay a royalty to Eli Lilly and Company of 5% on annual net sales of the compound in excess of $800 million.

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

Under most of the agreements for Development services, the Company typically agrees to indemnify and defend the sponsor against third-party claims based on the Company’s negligence or willful misconduct. Any successful claims could have a material adverse effect on the Company’s financial statements.

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2006, 2007 AND 2008

(in thousands)

13.	Commitments and Contingencies (continued):

In the normal course of business, the Company is a party to various claims and legal proceedings. For example, beginning in early 2007 the Company was named as a co-defendant in lawsuits involving claims relating to patients who allege they took sanofi-aventis’ FDA-approved antibiotic Ketek, for which the Company provided certain clinical trial services to sanofi-aventis’ predecessor. The Company records a reserve for pending and threatened litigation matters when an adverse outcome is probable and the amount of the potential liability is reasonably estimable. Although the ultimate outcome of pending and threatened litigation matters is currently not determinable and litigation costs can be material, management of the Company, after consultation with legal counsel, does not believe that the resolution of these matters will have a material effect upon the Company’s financial condition, results of operations or cash flows.

14.	Fair Value of Financial Instruments:

The Company’s assets and liabilities recorded at fair value have been categorized based upon a fair value hierarchy in accordance with SFAS No. 157. See “Fair Value” under Note 1 for a discussion of the Company’s policies regarding this hierarchy.

The following table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis as of December 31, 2008:

	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents	$298,932	$4,191	$-	$303,123
Short-term investments	-	27,064	-	27,064
Long-term investments	-	-	89,618	89,618
Derivative contracts	-	3,052	-	3,052

Total assets	$298,932	$34,307	$89,618	$422,857

Liabilities
Derivative contracts	$-	$20,502	$-	$20,502

Total liabilities	$-	$20,502	$-	$20,502

The following table provides a reconciliation of the beginning and ending balances for assets and liabilities measured at fair value using significant unobservable inputs (Level 3) for the twelve months ended December 31, 2008:

Long-term investments
Balance as of December 31, 2007	$-
Transfers into Level 3	126,275
Liquidation of investments	(6,200)
Unrealized loss on investments included in other comprehensive income	(30,457)

Balance as of December 31, 2008	$89,618

Transfers into Level 3 result from changes in the observability of fair value inputs used in determining fair values for different types of financial assets that were previously categorized at a higher level. As a result of failed auctions of auction rate securities and the lack of liquidity in this market, the Company transferred $126.3 million of its auction rate securities into Level 3 during 2008.

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2006, 2007 AND 2008

(in thousands)

14.	Fair Value of Financial Instruments (continued):

Accounts receivable, accounts payable and accrued liabilities

The carrying amount approximates fair value because of the short maturity of these items.

Letters of credit

From time to time, the Company causes letters of credit to be issued to provide credit support for guarantees, contractual commitments and insurance policies. The fair values of the letters of credit reflect the amount of the underlying obligation and are subject to fees competitively determined in the marketplace. As of December 31, 2008, the Company had four letters of credit outstanding for a total of $1.8 million.

15.	Business Segment Data:

The Company has two reportable segments: Development and Discovery Sciences. In the Development segment, the Company provides a broad range of development services, which include preclinical programs and Phase I to IV clinical development services, as well as bioanalytical product testing and clinical laboratory services. In addition, for marketed drugs, biologics and devices, the Company offers support such as product launch services, medical information, patient compliance programs, patient and disease registry programs, product safety and pharmacovigilance, Phase IV monitored studies and prescription-to-over-the-counter programs. The Discovery Sciences segment provides services that include preclinical evaluations of anticancer therapies, biomarker discovery and patient sample analysis services, and compound development and commercialization collaborations.

The accounting policies of the segments are described in Note 1. The Company evaluates its segment performance and allocates resources based on service revenue, gross profit and income from operations.

Revenue by principal business segment is separately stated in the consolidated financial statements. Income (loss) from operations, depreciation and amortization, identifiable assets and capital expenditures by principal business segment were as follows:

	Year Ended December 31,
	2006	2007	2008
Income (loss) from operations:
Development	$210,581	$246,600	$273,075
Discovery Sciences	9,396	(16,619)	8,744

Total	$219,977	$229,981	$281,819

Depreciation and amortization:
Development	$44,194	$53,620	$59,012
Discovery Sciences	3,544	1,972	1,414

Total	$47,738	$55,592	$60,426

Identifiable assets:
Development	$1,394,850	$1,596,616	$1,680,317
Discovery Sciences	86,715	87,759	74,111

Total	$1,481,565	$1,684,375	$1,754,428

Capital expenditures:
Development	$147,530	$93,899	$65,068
Discovery Sciences	516	1,052	1,816

Total	$148,046	$94,951	$66,884

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2006, 2007 AND 2008

(in thousands)

16.	Operations by Geographic Area:

Geographic information for net revenue and income from operations by country is determined by the location where the services are provided for the client. Geographic information for identifiable assets by country is determined by the physical location of the assets.

The following table presents information about the Company’s operations by geographic area:

	Year Ended December 31,
	2006	2007	2008
Net revenue:
United States	$845,141	$898,394	$955,747
United Kingdom	113,880	144,479	170,581
Other (a)	288,661	371,592	443,573

Total	$1,247,682	$1,414,465	$1,569,901

Income from operations:
United States	$142,960	$145,229	$160,202
United Kingdom	15,748	18,553	32,302
Other (a)	61,269	66,199	89,315

Total	$219,977	$229,981	$281,819

Identifiable assets:
United States	$1,206,406	$1,302,541	$1,298,477
United Kingdom	146,666	211,138	250,905
Other (a)	128,493	170,696	205,046

Total	$1,481,565	$1,684,375	$1,754,428

(a)	Principally consists of operations in 45 countries, 26 of which are located in Europe, none of which comprises more than 8% of net revenue, income from operations or identifiable assets.

17.	Quarterly Financial Data (unaudited):

2007	First	Second	Third	Fourth	Total
Net revenue	$332,252	$349,970	$357,195	$375,048	$1,414,465
Income from operations	60,037	61,095	52,850	55,999	229,981
Net income	41,987	42,647	38,240	40,527	163,401

Net income per common share:
Basic	$0.36	$0.36	$0.32	$0.34	$1.38
Diluted	$0.35	$0.36	$0.32	$0.34	$1.36

2008
Net revenue	$396,246	$407,016	$398,467	$368,172	$1,569,901
Income from operations	67,929	70,743	71,285	71,862	281,819
Net income	40,129	49,006	51,184	47,200	187,519

Net income per common share:
Basic	$0.34	$0.41	$0.43	$0.40	$1.58
Diluted	$0.33	$0.41	$0.43	$0.40	$1.56

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2006, 2007 AND 2008

(in thousands)

18.	Subsequent Event:

In February 2009, the Company announced it has entered into an agreement to acquire AbC.R.O., Inc., a contract research organization operating in Central and Eastern Europe, for total consideration of $32.0 million, subject to adjustment pursuant to the terms of the acquisition agreement. Through the acquisition, the Company is expanding its infrastructure in this region for clinical research by adding offices in Romania, Bulgaria, Serbia and Croatia, as well as strengthening its operations in other countries in the region. This acquisition will be included in the Company’s Development segment. The acquisition is subject to customary closing conditions and obtaining regulatory approvals, and is expected to close on or about the end of the first quarter in 2009.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC.

Date: February 24, 2009	By: /s/ Fredric N. Eshelman, Pharm.D.
	Name:	Fredric N. Eshelman, Pharm.D.
	Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Fredric N. Eshelman, Pharm.D.	Chief Executive Officer and Director	February 24, 2009
Fredric N. Eshelman, Pharm.D.	(Principal Executive Officer)

/s/ Daniel G. Darazsdi	Chief Financial Officer	February 24, 2009
Daniel G. Darazsdi	(Principal Financial Officer)

/s/ Peter Wilkinson	Chief Accounting Officer	February 24, 2009
Peter Wilkinson	(Principal Accounting Officer)

/s/ Stuart Bondurant, M.D.	Director	February 24, 2009
Stuart Bondurant, M.D.

/s/ Frederick Frank	Director	February 24, 2009
Frederick Frank

/s/ David L. Grange	Director	February 24, 2009
David L. Grange

/s/ Catherine M. Klema	Director	February 24, 2009
Catherine M. Klema

/s/ Terry Magnuson, Ph.D.	Director	February 24, 2009
Terry Magnuson, Ph.D.

/s/ Ernest Mario, Ph.D.	Director	February 24, 2009
Ernest Mario, Ph.D.

/s/ John A. McNeill, Jr.	Director	February 24, 2009
John A. McNeill, Jr.

S-1