Form 10-Q
period 2009-03-31
PHARMACEUTICAL PRODUCT DEVELOPMENT INC
filed 2009-05-05
CIK 1003124

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2009.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its Corporate website every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulations S-T (§232.405 of this chapter) during the preceding 12 months (or for shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 117,908,557 shares of common stock, par value $0.05 per share, as of April 30, 2009.

Part I. FINANCIAL INFORMATION

Item 1.	Financial Statements

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF INCOME

(unaudited)

(in thousands, except per share data)

	Three Months Ended March 31,
	2008	2009
Net Revenue:
Development	$347,798	$335,354
Discovery Sciences	15,978	5,676
Reimbursed out-of-pockets	28,681	23,862

Total net revenue	392,457	364,892

Direct Costs:
Development	177,190	164,169
Discovery Sciences	457	616
Reimbursable out-of-pocket expenses	28,681	23,862

Total direct costs	206,328	188,647

Research and development expenses	4,303	1,526
Selling, general and administrative expenses	98,403	94,237
Depreciation and amortization	14,747	15,233
Impairment of intangible asset	1,607	—

Total operating expenses	325,388	299,643

Income from operations	67,069	65,249
Other income (expense), net	5,717	(218)
Impairment of investments, net of recoveries	(16,319)	—

Income from continuing operations before provision for income taxes	56,467	65,031
Provision for income taxes	16,853	20,733

Income from continuing operations	39,614	44,298
Discontinued operations, net of provision for income taxes	515	271

Net income	$40,129	$44,569

Income per common share from continuing operations:
Basic	$0.33	$0.38

Diluted	$0.33	$0.37

Basic and diluted income per common share from discontinued operations	$0.00	$0.00

Net income per common share:
Basic	$0.34	$0.38

Diluted	$0.33	$0.38

Dividends declared per common share	$0.10	$0.125

Weighted-average number of common shares outstanding:
Basic	119,386	117,827
Dilutive effect of stock options and restricted stock	1,610	707

Diluted	120,996	118,534

The accompanying notes are an integral part of these consolidated condensed financial statements.

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

(unaudited)

(in thousands)

Assets

	December 31, 2008	March 31, 2009
Current assets:
Cash and cash equivalents	$491,755	$543,414
Short-term investments	27,064	14,179
Accounts receivable and unbilled services, net	401,303	394,656
Investigator advances	16,901	15,673
Prepaid expenses	27,242	24,660
Deferred tax assets	27,972	26,842
Other current assets	26,973	38,528

Total current assets	1,019,210	1,057,952

Property and equipment, net	385,788	381,081
Goodwill	221,054	208,927
Long-term investments	89,618	98,511
Other investments	12,032	12,972
Intangible assets	5,761	5,567
Deferred tax assets	18,330	15,464
Other assets	2,635	4,393

Total assets	$1,754,428	$1,784,867

Liabilities and Shareholders’ Equity

Current liabilities:
Accounts payable	$23,022	$22,741
Payables to investigators	39,370	38,008
Accrued income taxes	18,388	21,273
Other accrued expenses	178,926	171,500
Unearned income	246,649	241,964

Total current liabilities	506,355	495,486

Accrued income taxes	22,256	23,077
Accrued additional pension liability	12,355	12,636
Deferred rent	15,873	15,172
Other long-term liabilities	16,593	16,970

Total liabilities	573,432	563,341

Shareholders’ equity:
Common stock	5,881	5,894
Paid-in capital	544,891	555,754
Retained earnings	684,768	714,588
Accumulated other comprehensive income (loss)	(54,544)	(54,710)

Total shareholders’ equity	1,180,996	1,221,526

Total liabilities and shareholders’ equity	$1,754,428	$1,784,867

The accompanying notes are an integral part of these consolidated condensed financial statements.

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Three Months Ended March 31,
	2008	2009
Cash flows from operating activities:
Net income	$40,129	$44,569
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14,871	15,358
Impairment of investments, net of recoveries	16,319	—
Stock compensation expense	5,952	5,141
Provision for deferred income taxes	(3,941)	(386)
Other	2,753	(1,265)
Change in operating assets and liabilities	40,532	4,035

Net cash provided by operating activities	116,615	67,452

Cash flows from investing activities:
Purchases of property and equipment	(16,650)	(14,317)
Proceeds from sale of property and equipment	57	160
Purchases of investments	(188,426)	—
Maturities and sales of investments	285,186	12,775
Purchase of intangibles	—	(500)
Purchases of other investments	(1,901)	(1,301)

Net cash provided by (used in) investing activities	78,266	(3,183)

Cash flows from financing activities:
Proceeds from exercise of stock options and employee stock purchase plan	13,223	5,777
Income tax benefit from exercise of stock options and disqualifying dispositions of stock	1,957	114
Cash dividends paid	(11,967)	(14,749)

Net cash provided by (used in) financing activities	3,213	(8,858)

Effect of exchange rate changes on cash and cash equivalents	3,456	(3,752)

Net increase in cash and cash equivalents	201,550	51,659
Cash and cash equivalents, beginning of the period	171,427	491,755

Cash and cash equivalents, end of the period	$372,977	$543,414

The accompanying notes are an integral part of these consolidated condensed financial statements.

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(numbers in tables in thousands)

(unaudited)

1.	Significant Accounting Policies

The significant accounting policies followed by Pharmaceutical Product Development, Inc. and its subsidiaries (collectively the “Company”) for interim financial reporting are consistent with the accounting policies followed for annual financial reporting. The Company prepared these unaudited consolidated condensed financial statements in accordance with Rule 10-01 of Regulation S-X and, in management’s opinion, has included all adjustments of a normal recurring nature necessary for a fair presentation. The accompanying consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. The results of operations for the three-month period ended March 31, 2009 are not necessarily indicative of the results to be expected for the full year or any other period. The amounts in the December 31, 2008 consolidated condensed balance sheet are derived from the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

Principles of Consolidation

The accompanying unaudited consolidated condensed financial statements include the accounts and results of operations of the Company. All intercompany balances and transactions have been eliminated in consolidation.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements”, or SFAS No. 157, which defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. In addition, the statement establishes a framework for measuring fair value and expands disclosure about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those years. However, in February 2008, the FASB issued FASB Staff Position, or FSP FAS, 157-1 and FSP FAS 157-2, which delay the effective date of SFAS No. 157 for all nonrecurring fair value measurements of nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) and removes certain leasing transactions from the scope of SFAS No. 157. FSP FAS 157-2 partially deferred the effective date of SFAS No. 157 to fiscal years and interim periods beginning after November 15, 2008 for items within the scope of the FSP. The FASB issued FSP FAS 157-3, “Determining the Fair Values of a Financial Asset When the Market for That Asset is Not Active” and FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” which provided additional guidance on determining fair value in specific circumstances. The adoption of FSP FAS 157-1, FSP FAS 157-2, FSP FAS 157-3 and FSP FAS 157-4 did not have a material impact on the Company’s financial statements. See “Fair Value” below, and Note 12 for a discussion of the Company’s fair value accounting.

In December 2007, the FASB reached a consensus on Emerging Issues Task Force, or EITF, Issue No. 07-01, “Accounting for Collaborative Arrangements”. EITF 07-01 defines collaborative arrangements and establishes reporting requirements for transactions between participants in a collaborative arrangement and between participants in the arrangement and third parties. EITF 07-01 also establishes the appropriate statement of income presentation and classification for joint operating activities and payments between participants, as well as the required disclosures related to these arrangements. EITF 07-01 is effective for fiscal years beginning after December 15, 2008. The adoption of EITF 07-01 did not have a material impact on the Company’s financial statements.

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(numbers in tables in thousands)

(unaudited)

1.	Significant Accounting Policies (continued)

Recent Accounting Pronouncements (continued)

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations”, or SFAS 141(R). SFAS 141(R) expands the definitions of a business and a business combination and requires that: the purchase price of an acquisition, including the issuance of equity securities to be determined on the acquisition date, be recorded at fair value at the acquisition date; all assets, liabilities, contingent consideration, contingencies and in-process research and development costs of an acquired business be recorded at fair value at the acquisition date; acquisition costs generally be expensed as incurred; restructuring costs generally be expensed in periods subsequent to the acquisition date; and changes be made in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period to impact income tax expense. In April 2009, the FASB issued FSP FAS 141(R)-1 to address concerns raised by professionals about the application of SFAS 141(R) to assets and liabilities arising from contingencies in a business combination. Under FSP FAS 141(R)-1, an acquirer is required to recognize at fair value an asset acquired or a liability assumed in a business combination that arises from a contingency if the acquisition-date fair value of the asset or liability can be determined during the measurement period. If the acquisition-date fair value cannot be determined, the acquirer applies the recognition criteria in SFAS No. 5 and Interpretation No. 14 to determine whether the contingency should be recognized as of the acquisition date or thereafter. SFAS 141(R) and FSP FAS 141(R)-1 apply prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The adoption of SFAS 141(R) is expected to have a significant effect on reporting of acquisitions in the financial statements while the adoption of FSP FAS 141(R)-1 did not have a material impact on the Company’s financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51”, or SFAS No. 160. SFAS No. 160 amends ARB No. 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. An ownership interest in subsidiaries held by parties other than the parent should be presented in the consolidated statement of financial position within equity, but separate from the parent’s equity. SFAS No. 160 requires that changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary should be accounted for similarly to equity transactions. When a subsidiary is deconsolidated, any retained noncontrolling equity investment should be initially measured at fair value, with any gain or loss recognized in earnings. SFAS No. 160 requires consolidated net income to include the amounts attributable to both the parent and the noncontrolling interest. It also requires disclosure, on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interests. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008, including interim periods within those fiscal years. The adoption of SFAS No. 160 did not have a material impact on the Company’s financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures About Derivative Instruments and Hedging Activities”, or SFAS No. 161. SFAS No. 161 requires enhanced disclosures about derivative and hedging activities, including (1) how and why an entity uses derivative instruments, (2) how derivative instruments and related hedged items are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” and its related interpretations, and (3) how derivative instruments and related hedged items affect financial position, financial performance and cash flows. SFAS No. 161 is effective for fiscal years and interim periods beginning on or after November 15, 2008. The adoption of SFAS No. 161 did not have a material impact on the Company’s financial statements.

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(numbers in tables in thousands)

(unaudited)

1.	Significant Accounting Policies (continued)

Recent Accounting Pronouncements (continued)

In April 2008, the FASB issued FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets”, or FSP FAS 142-3. FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used for purposes of determining the useful life of a recognized intangible asset under FASB SFAS No. 142, “Goodwill and Other Intangible Assets”, or SFAS No. 142. More specifically, FSP FAS 142-3 removes the requirement under paragraph 11 of SFAS No. 142 to consider whether an intangible asset can be renewed without substantial cost or material modifications to the existing terms and conditions and instead requires an entity to consider its own historical experience in renewing similar arrangements. FSP FAS 142-3 is intended to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141(R) and other accounting literature. FSP FAS 142-3 is effective for fiscal years beginning after December 15, 2008, including interim periods within those fiscal years. The adoption of FSP FAS 142-3 did not have a material impact on the Company’s financial statements.

In June 2008, the FASB issued FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities”, or FSP EITF 03-6-1. FSP EITF 03-6-1 provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. Upon adoption, a company is required to retrospectively adjust its earnings per share data (including any amounts related to interim periods, summaries of earnings and selected financial data) to conform to the provisions in FSP EITF 03-6-1. The Company’s unvested restricted stock is considered a participating security. FSP EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008, including interim periods within those fiscal years. The adoption of FSP EITF 03-6-1 did not have a material impact on the Company’s financial statements.

In June 2008, the FASB issued EITF No. 08-3, “Accounting by Lessees for Nonrefundable Maintenance Deposits”, or EITF 08-3. EITF 08-3 requires that nonrefundable maintenance deposits paid by a lessee under an arrangement accounted for as a lease be accounted for as a deposit asset until the underlying maintenance is performed. When the underlying maintenance is performed, the deposit may be expensed or capitalized in accordance with the lessee’s maintenance accounting policy. Upon adoption, entities must recognize the effect of the change as a change in accounting principle. EITF 08-3 is effective for fiscal years beginning after December 15, 2008, including interim periods within those fiscal years. The adoption of EITF 08-3 did not have a material impact on the Company’s financial statements.

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

Earnings per Share

The Company computes basic income per share information based on the weighted-average number of common shares outstanding during the period. The Company computes diluted income per share information based on the weighted-average number of common shares outstanding during the period plus the effects of any dilutive common stock equivalents. The Company excluded 1,148,200 shares and 5,950,843 shares from the calculation of diluted earnings per share during the three months ended March 31, 2008 and 2009, respectively, because they were antidilutive. Included in the calculation of antidilutive shares are the Company’s stock options, employee stock purchase plan subscriptions and restricted stock that are antidilutive for the period.

Fair Value

The Company adopted the provisions of SFAS No. 157 as modified by FSP FAS 157-1, FSP FAS 157-2, FSP FAS 157-3 and FSP FAS 157-4 effective January 1, 2008 and January 1, 2009 as required by the Standards. SFAS No. 157 defines fair value, establishes a consistent framework for measuring fair value and expands the disclosure requirements about fair value measurements.

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

Discontinued Operations

In April 2009, the Company announced its definitive agreement to sell the business of its wholly owned subsidiary Piedmont Research Center, LLC for total consideration of $46.0 million. This disposition was completed in May 2009. The results of Piedmont Research Center, LLC are reported as discontinued operations within the consolidated condensed statements of income.

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(numbers in tables in thousands)

(unaudited)

2.	Acquisitions

In October 2008, the Company completed its acquisition of InnoPharm, an independent contract research organization, for total consideration of $9.0 million. The Company paid $7.3 million at closing and will pay an additional $1.7 million on the second anniversary of the closing date, contingent on the satisfaction of conditions specified in the definitive acquisition agreement. With offices in Russia and Ukraine, the Company believes the acquisition of InnoPharm will strengthen its presence in Eastern Europe and allow for continued growth in this region while enhancing its ability to conduct global studies for clients. This acquisition is included in the Company’s Development segment.

In December 2008, the Company entered into a strategic collaboration with Merck & Co., Inc., involving vaccine testing and assay development. Under the agreements, the Company purchased Merck’s 130,000 square-foot vaccine testing laboratory and related equipment, for total consideration of $25.5 million. As part of the collaboration, the Company will be providing Merck with assay development and immunogenicity testing services to support Merck’s vaccine portfolio over a period of five years. The acquisition of Merck’s vaccine testing facility significantly expands the Company’s overall global central laboratory business, adding vaccine and biologic testing, assay development and sample storage capabilities to its current suite of laboratory services. This acquisition is included in the Company’s Development segment.

The Company accounted for these acquisitions under the purchase method of accounting, using appropriate fair value techniques to allocate the purchase prices based on the estimated fair value of the assets and liabilities. Accordingly, the Company included the estimated fair value of assets acquired and liabilities assumed in its consolidated condensed balance sheet as of the effective dates of the acquisitions.

The Company allocated the total purchase price for the 2008 acquisitions to the estimated fair value of assets acquired and liabilities assumed as set forth in the following table:

	Innopharm	Vaccine Lab	Total
Condensed balance sheet:
Current assets	$400	$—	$400
Property and equipment	662	21,433	22,095
Current liabilities	(564)	—	(564)
Value of identifiable intangible assets:
Backlog	308	3,500	3,808
Goodwill	8,194	537	8,731

Total	$9,000	$25,470	$34,470

Pro forma results of operations prior to the dates of acquisition have not been presented because the financial results are immaterial.

Goodwill related to both of these acquisitions is expected to be deductible for tax purposes.

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(numbers in tables in thousands)

(unaudited)

2.	Acquisitions (continued)

In February 2009, the Company announced it entered into an agreement to acquire AbC.R.O., Inc., a contract research organization operating in Central and Eastern Europe, for total consideration of $32.0 million, subject to adjustment pursuant to the terms of the acquisition agreement. Through the acquisition, the Company is expanding its infrastructure in this region for clinical research by adding offices in Romania, Bulgaria, Serbia and Croatia, as well as strengthening its operations in other countries in the region. This acquisition will be included in the Company’s Development segment. This acquisition was completed in April 2009.

3.	Cash and Cash Equivalents, Short-term Investments, Long-term Investments and Other Investments

Cash and cash equivalents, short-term investments, long-term investments and other investments were composed of the following as of the dates set forth below:

	Cash and cash equivalents	Short-term investments	Long-term investments	Other investments
As of December 31, 2008
Cash	$188,632
Time deposits	4,191	$10,000
Money market funds	298,932
Auction rate securities			$89,618
Municipal debt securities		17,064

Cost basis investments:
Bay City Capital Funds				$7,504
A.M. Pappas Funds				2,620
Accelerator III and incubator companies				1,158
Other investments				750

Total	$491,755	$27,064	$89,618	$12,032

As of March 31, 2009
Cash	$160,342
Time deposits	52,979
Money market funds	330,093
Auction rate securities			$98,511
Municipal debt securities		$14,179

Cost basis investments:
Bay City Capital Funds				$8,071
A.M. Pappas Funds				2,825
Accelerator III and incubator companies				1,326
Other investments				750

Total	$543,414	$14,179	$98,511	$12,972

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(numbers in tables in thousands)

(unaudited)

3.	Cash and Cash Equivalents, Short-term Investments, Long-term Investments and Other Investments (continued)

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

As of December 31, 2008 and March 31, 2009, the Company had the following unrealized gains and losses on investments:

	December 31, 2008	March 31, 2009
Unrealized gains on municipal debt securities	$79	$33
Unrealized losses on municipal debt securities	117	149
Unrealized losses on auction rate securities	30,457	21,564

For the three months ended March 31, 2008 and 2009, the Company had no gross realized gains and losses on investments.

The Company held approximately $89.6 million and $98.5 million, net of unrealized loss, in auction rate securities at December 31, 2008 and March 31, 2009, respectively. The Company’s portfolio of investments in auction rate securities consists principally of interests in government-guaranteed student loans, insured municipal debt obligations and municipal preferred auction rate securities. Due to the uncertainties about the liquidity in the auction rate securities market, the Company classified its entire balance of auction rate securities to long-term assets at March 31, 2009. The Company also recorded an unrealized loss on these investments of $21.6 million as of March 31, 2009. This unrealized loss was recorded based on a Level 3 valuation including assumptions about appropriate maturity periods of the instruments by utilizing an average seven-year workout period based on industry expectations, market interest rates for comparable securities and the underlying credit worthiness of the issuers. The Company concluded that this was a temporary impairment because of its ability and intent to hold the auction rate securities until the fair value recovers. The Company plans to continue to review the classification and valuation of these securities quarterly.

Other Investments

The Company has other investments in privately held entities that are not publicly traded and for which fair values are not readily determinable. The Company records all of its investments in privately held entities at cost. The Company determines realized and unrealized gains and losses on a specific identification basis. The Company assesses the net realizable value of these entities on a quarterly basis to determine if there has been a decline in the fair value of these entities, and if so, if the decline is other-than-temporary. This quarterly review includes an evaluation of the entity, including, among other things, the market condition of its overall industry, historical and projected financial performance, expected cash needs and recent funding events, as well as the Company’s expected holding period and the length of time and the extent to which the fair value of the investment has been less than cost. Upon realization or recognition of an other-than-temporary decline in the fair market value of an investment, the Company records an impairment of that investment. As of December 31, 2008 and March 31, 2009, the Company had no unrealized gains and losses on other investments.

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(numbers in tables in thousands)

(unaudited)

3.	Cash and Cash Equivalents, Short-term Investments, Long-term Investments and Other Investments (continued)

Other Investments (continued)

In November 2008, the Company invested a total of $1.2 million in Accelerator III Corporation and GPC-Rx, an Accelerator III incubator company. The Company has committed to invest a total of $4.6 million in Accelerator III Corporation and its incubator companies. Aggregate investments through March 31, 2009 were $1.3 million. The Company owns approximately 19.9% of Accelerator III and its ownership in incubator companies will vary, but should not exceed 19.9%.

The Company is a limited partner in several venture capital funds established for the purpose of investing in life sciences and healthcare companies. These funds require the Company to commit to make investments in the funds over a period of time. The Company’s capital commitments in these funds at March 31, 2009 are as follows:

Fund	Ownership	Capital Commitment	Remaining Commitment	Total Commitment Expiration
Bay City Capital Fund IV, L.P.	2.9%	$10,000	$3,323	September 2010
Bay City Capital Fund V, L.P.	2.0%	10,000	8,606	October 2012
A.M. Pappas Life Science Ventures III, L.P.	4.7%	4,800	1,783	December 2009
A.M. Pappas Life Science Ventures IV, L.P.	3.0%	2,935	2,729	February 2014

4.	Accounts Receivable and Unbilled Services

Accounts receivable and unbilled services consisted of the following amounts on the dates set forth below:

	December 31, 2008	March 31, 2009
Billed	$257,386	$250,606
Unbilled	154,588	153,768
Allowance for doubtful accounts	(10,671)	(9,718)

Total accounts receivable and unbilled services, net	$401,303	$394,656

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(numbers in tables in thousands)

(unaudited)

5.	Property and Equipment

Property and equipment, stated at cost, consisted of the following amounts on the dates set forth below:

	December 31, 2008	March 31, 2009
Land	$8,197	$8,134
Buildings and leasehold improvements	248,582	246,727
Fixed assets not placed in service	3,618	2,475
Information technology systems under development	28,031	30,885
Furniture and equipment	209,474	210,039
Computer equipment and software	175,870	179,400

Total property and equipment	673,772	677,660
Less accumulated depreciation	(287,984)	(296,579)

Total property and equipment, net	$385,788	$381,081

Information technology systems under development as of March 31, 2009, included software licenses purchased from a third-party vendor with annual payment terms as follows:

June 1, 2009	$4,212
June 1, 2010	4,212
June 1, 2011	4,212
June 1, 2012	4,212

Total future remaining payments	$16,848
Present value discount	(836)

Present value of remaining payments	$16,012

The Company classified its liability related to these licenses as $4.2 million in other accrued expenses and $11.8 million in other long-term liabilities on its consolidated condensed balance sheet as of March 31, 2009.

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(numbers in tables in thousands)

(unaudited)

6.	Goodwill and Intangible Assets

Changes in the carrying amount of goodwill for the 12 months ended December 31, 2008 and the three months ended March 31, 2009, by operating segment, were as follows:

	Development	Discovery Sciences	Total
Balance as of December 31, 2008	$167,438	$53,616	$221,054
Goodwill recorded during the period for acquisitions	282	—	282
Goodwill transferred to assets held for sale	(10,000)	—	(10,000)
Translation adjustments	(2,409)	—	(2,409)

Balance as of March 31, 2009	$155,311	$53,616	$208,927

In April 2009, the Company announced its definitive agreement to sell Piedmont Research Center, LLC its preclinical oncology services business, to Charles River Laboratories International, Inc. As a result, $10.0 million in goodwill was transferred to assets held for sale as of March 31, 2009. For further details, see Note 14.

Information regarding the Company’s other intangible assets is as follows:

	December 31, 2008			March 31, 2009
	Carrying Amount	Accumulated Amortization	Net	Carrying Amount	Accumulated Amortization	Net
Backlog	$4,116	$(355)	$3,761	$4,116	$(549)	$3,567
Other intangible asset	2,000	—	2,000	2,000	—	2,000

Total	$6,116	$(355)	$5,761	$6,116	$(549)	$5,567

Intangible assets consist of backlog and an other intangible asset. The other intangible asset has an indefinite life, so the Company does not amortize it. Backlog is subject to amortization, which the Company amortizes on a straight-line basis, based on an estimated useful life of three to five years. The weighted-average amortization period is 4.5 years for backlog.

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

Amortization expense for the three months ended March 31, 2008 and 2009 was $0.1 million and $0.2 million, respectively. As of March 31, 2009, expected amortization expense for each of the next five years is as follows:

2009 (remaining nine months)	$610
2010	802
2011	755
2012	700
2013	700

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(numbers in tables in thousands)

(unaudited)

7.	Shareholders’ Equity

The Company accounts for its share-based compensation plans using the provisions of SFAS No. 123 (revised), “Share-Based Payment”. Accordingly, the Company measures share-based compensation cost at grant date, based on the fair value of the award, and recognizes it as expense over the employee’s requisite service period.

During the three months ended March 31, 2009, the Company granted options to purchase approximately 1,426,000 shares with a weighted-average exercise price of $26.67. This amount includes options to purchase approximately 1,367,000 shares granted in the Company’s annual grant during the first quarter of 2009. All options were granted with an exercise price equal to the fair value of the Company’s common stock on the grant date. The fair value of the Company’s common stock on the grant date is equal to the Nasdaq closing price of the Company’s stock on the date of grant. The weighted-average grant date fair value per share determined using the Black-Scholes option-pricing method and the aggregate fair value of options granted during the three months ended March 31, 2009 was $6.54 and $9.3 million, respectively. As of March 31, 2009, the Company had 9.1 million options outstanding.

8.	Comprehensive Income

Comprehensive income consisted of the following amounts on the dates set forth below:

	Three Months Ended March 31,
	2008	2009
Net income, as reported	$40,129	$44,569
Other comprehensive income (loss):
Cumulative translation adjustment	8,986	(8,622)
Change in fair value of hedging transaction, net of taxes of $92 and ($263), respectively	234	(900)
Reclassification adjustment for hedging results included in direct costs, net of taxes of $91 and ($1,386), respectively	261	3,672
Net unrealized gain on investments, net of taxes of $698 and $3,130, respectively	783	5,684
Reclassification to net income of realized loss on investment, net of taxes of ($31) and $0	(53)	—

Total other comprehensive income (loss)	10,211	(166)

Comprehensive income	$50,340	$44,403

Accumulated other comprehensive (loss) income consisted of the following amounts on the dates set forth below:

	December 31, 2008	March 31, 2009
Translation adjustment	$(10,362)	$(18,984)
Pension liability, net of tax benefit of $4,683	(12,078)	(12,078)
Fair value on hedging transaction, net of tax benefit of $5,092 and $3,870, respectively	(12,371)	(9,599)
Net unrealized loss on investments, net of tax benefit of $10,761 and $7,631, respectively	(19,733)	(14,049)

Total	$(54,544)	$(54,710)

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

The Company recognizes changes in the ineffective portion of a derivative instrument in earnings in the current period as a component of direct costs. The Company measures effectiveness for forward cash flow hedge contracts by comparing the fair value of the forward contract to the change in the forward value of the anticipated transaction. The Company’s hedging portfolio ineffectiveness during the first three months of 2008 and 2009 was $0.2 million and $0.3 million, respectively.

The Company’s existing hedging contracts, as of March 31, 2009, will expire over the next 21 months. The Company expects to reclassify the current net loss positions of $9.5 million, net of tax, within the next 12 months from OCI into the statement of income. At December 31, 2008 and March 31, 2009, the Company’s foreign currency derivative portfolio resulted in the Company recognizing an asset of $3.1 million and $2.6 million, respectively, as a component of prepaid expenses and a liability of $20.5 million and $15.8 million, respectively, as a component of other accrued expenses.

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

Pension costs for the U.K. pension plan included the following components on the dates set forth below:

	Three Months Ended March 31,
	2008	2009
Service cost	$386	$249
Interest cost	813	589
Expected return on plan assets	(798)	(431)
Amortization of losses	117	226

Net periodic pension cost	$518	$633

For the three months ended March 31, 2009, the Company made contributions totaling $0.1 million and anticipates contributing an additional $0.4 million to fund this plan during the remainder of 2009.

11.	Commitments and Contingencies

The Company currently maintains insurance for risks, among others, associated with the operation of its business, provision of professional services and ownership of property. These policies provide coverage for a variety of potential losses, including loss or damage to property, bodily injury, general commercial liability, professional errors and omissions and medical malpractice. The Company’s retentions and deductibles associated with these insurance policies range in amounts up to $5.0 million.

The Company is self-insured for health insurance for the majority of its employees located within the United States, but maintains stop-loss insurance on a “claims made” basis for expenses in excess of $0.3 million per member per year. As of December 31, 2008 and March 31, 2009, the Company maintained a reserve of approximately $3.4 million and $4.3 million, respectively, included in other accrued expenses on the consolidated condensed balance sheets, to cover open claims and estimated claims incurred but not reported.

As of March 31, 2009, the Company had commitments to invest up to an aggregate additional $16.4 million in four venture capital funds. The Company had also committed to invest up to an aggregate additional $3.3 million in other investments. For further details, see Note 3.

As of March 31, 2009, the Company’s total gross unrecognized tax benefits were $24.5 million, of which $10.2 million, if recognized, would reduce the its effective tax rate. The Company believes that it is reasonably possible that the total amount of unrecognized tax benefits could decrease by up to $6.2 million within the next 12 months due to the settlement of audits and the expiration of the statutes of limitations.

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(numbers in tables in thousands)

(unaudited)

11.	Commitments and Contingencies (continued)

The Company’s policy for recording interest and penalties associated with tax audits is to record them as a component of provision for income taxes. During the first three months of 2009, the amount of interest and penalties recorded as an expense to the statement of income was $0.5 million and approximately $10,000, respectively. As of March 31, 2009, $6.5 million of interest and $1.0 million of penalties were accrued. To the extent interest and penalties are not assessed with respect to uncertain tax positions, the Company will reduce amounts accrued and reflect them as a reduction of the overall income tax provision.

The Company has been involved in compound development and commercialization collaborations since 1997. The Company developed a risk-sharing research and development model to help pharmaceutical and biotechnology clients develop compounds. Through collaborative arrangements based on this model, the Company assists its clients by sharing the risks and potential rewards associated with the development and commercialization of drugs at various stages of development. As of March 31, 2009, the Company’s two main collaborations were with Johnson & Johnson and Takeda Pharmaceuticals Company Limited and related to dapoxetine and alogliptin, respectively. Both involve the potential future receipt of one or more of the following forms of revenue: payments upon the achievement of specified regulatory and sales-based milestones; and royalty payments if the compound is approved for sale. To date, Finland, Sweden, Portugal, Austria and Germany have approved dapoxetine for marketing under the trade name PriligyTM, and the Company received a $2.5 million milestone payment on each of the first two national approvals, for a total of $5.0 million, in the first quarter of 2009. The Company is entitled to royalties on net sales of Priligy, followed by sales-based milestones if requisite sales levels are reached. Alogliptin is still under regulatory review and has not been approved for sale in any country in the world. As a result of the risks associated with drug development, including poor or unexpected clinical trial results, obtaining regulatory approval to sell in any country and changing regulatory requirements, the Company might not receive any further milestone payments, royalties or other payments with respect to any of its drug development collaborations.

As of March 31, 2009, the Company had two collaborations that involved potential future expenditures. The first is the Company’s collaboration with Johnson & Johnson for Priligy. In connection with this collaboration, the Company has an obligation to pay a royalty to Eli Lilly and Company of 5% on annual net sales of the compound in excess of $800 million.

The second collaboration involving future expenditures is with Ranbaxy Laboratories Ltd. In February 2007, the Company exercised an option to license from Ranbaxy a statin compound that the Company is developing as a potential treatment for dyslipidemia, a metabolic disorder characterized by high cholesterol levels. Under the agreement, the Company has an exclusive license to make, use, sell, import and sublicense the compound and any licensed product anywhere in the world for any human use. The Company is solely responsible, and will bear all costs and expenses, for the development, manufacture, marketing and commercialization of the compound and licensed products. The Company is obligated to pay Ranbaxy milestone payments upon the occurrence of specified clinical development events. If a licensed product is approved for sale, the Company must also pay Ranbaxy royalties based on sales of the product, as well as commercial milestone payments based on the achievement of specified worldwide sales targets. If all criteria are met, the total amount of potential clinical and sales-based milestones that the Company is obligated to pay Ranbaxy would be $44.0 million. The Company completed a high dose comparator study in healthy volunteers. The drug was well-tolerated and a preliminary review of results suggests the statin compound compares favorably to currently marketed statins. The Company continues to evaluate the future clinical development of this compound.

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

In the normal course of business, the Company is a party to various claims and legal proceedings. For example, beginning in early 2007 the Company was named as a co-defendant in lawsuits involving claims relating to patients who allege they took sanofi-aventis’ FDA-approved antibiotic Ketek, for which the Company provided certain clinical trial services to sanofi-aventis’ predecessor. The Company records a reserve for pending and threatened litigation matters when an adverse outcome is probable and the amount of the potential liability is reasonably estimable. Although the ultimate outcome of pending and threatened litigation matters is currently not determinable and litigation costs can be material, management of the Company, after consultation with legal counsel, does not believe that the resolution of these matters will have a material effect upon the Company’s financial statements.

12.	Fair Value of Financial Instruments

The Company’s assets and liabilities recorded at fair value have been categorized based upon a fair value hierarchy in accordance with SFAS No. 157. See “Fair Value” under Note 1 for a discussion of the Company’s policies regarding this hierarchy.

The following table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis as of March 31, 2009:

	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents	$330,093	$52,979	$—	$383,072
Short-term investments	—	14,179	—	14,179
Long-term investments	—	—	98,511	98,511
Derivative contracts	—	2,626	—	2,626

Total assets	$330,093	$69,784	$98,511	$498,388

Liabilities
Derivative contracts	$—	$15,841	$—	$15,841

Total liabilities	$—	$15,841	$—	$15,841

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(numbers in tables in thousands)

(unaudited)

12.	Fair Value of Financial Instruments (continued)

The following table provides a reconciliation of the beginning and ending balances for assets and liabilities measured at fair value using significant unobservable inputs (Level 3) for the three months ended March 31, 2009:

Long-term investments
Balance as of December 31, 2008	$89,618
Adjustment to previously recognized unrealized loss on investments included in other comprehensive income	8,893

Balance as of March 31, 2009	$98,511

13.	Business Segment Data

Revenue by principal business segment is separately stated in the consolidated condensed financial statements. Income from operations and identifiable assets by principal business segment were as follows:

	Three Months Ended March 31,
	2008	2009
Income from continuing operations:
Development	$58,297	$62,780
Discovery Sciences	8,772	2,469

Total	$67,069	$65,249

	December 31, 2008	March 31, 2009
Identifiable assets:
Development	$1,680,317	$1,710,852
Discovery Sciences	74,111	74,015

Total	$1,754,428	$1,784,867

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(numbers in tables in thousands)

(unaudited)

14.	Subsequent Events

Acquisitions

In April 2009, the Company acquired Magen BioSciences, Inc., a biotechnology company focused on dermatologic therapies, for total consideration of $14.5 million. Through the acquisition, the Company is expanding its compound partnering program into dermatology and gaining screening capability for dermatologic compounds. This acquisition will be included in the Company’s Discovery Sciences segment.

Discontinued Operations

In April 2009, the Company announced it has entered into a definitive agreement to sell the business of its wholly owned subsidiary Piedmont Research Center, LLC to Charles River Laboratories International, Inc. for total consideration of $46.0 million. Piedmont Research Center provides preclinical research and evaluation of anticancer agents and therapies and is included in the Company’s Discovery Sciences segment. This disposition was completed in May 2009.

The results of Piedmont Research Center, LLC are reported as discontinued operations within the consolidated condensed statements of income. Assets and liabilities held for sale related to discontinued operations of $13.0 million and $2.0 million, respectively, have been classified as other current assets and accrued expenses in the consolidated condensed balance sheet as of March 31, 2009. For the three months ended March 31, 2008 and 2009, discontinued operations, net of provision for income taxes, included $0.3 million and $0.2 million, respectively, of income tax expense.

Components of assets and liabilities held for sale related to discontinued operations are set forth in the following table:

Discontinued operations
Condensed balance sheet:
Current assets	$1,836
Property and equipment	1,193
Long-term assets	148
Current liabilities	(2,107)
Long-term liabilities	(61)
Value of identifiable intangible assets:
Goodwill	10,000

Total	$11,009

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis is provided to increase understanding of, and should be read in conjunction with, our consolidated condensed financial statements and accompanying notes. In this discussion, the words “PPD”, “we”, “our” and “us” refer to Pharmaceutical Product Development, Inc., together with its subsidiaries where appropriate.

Forward-looking Statements

This Form 10-Q contains forward-looking statements within the meaning of the federal securities laws. These statements relate to future events or our future financial performance. Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events or performance, expectations, predictions, assumptions and other statements that are not statements of historical facts. In some cases, you can identify forward-looking statements by terminology such as “might”, “will”, “should”, “expect”, “plan”, “anticipate”, “believe”, “estimate”, “predict”, “intend”, “potential” or “continue”, or the negative of these terms, or other comparable terminology. These statements are only predictions. These statements rely on a number of assumptions and estimates that could be inaccurate and that are subject to risks and uncertainties. Actual events or results might differ materially due to a number of factors, including those listed in “Potential Volatility of Quarterly Operating Results and Stock Price” below and in “Item 1A. Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2008. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.

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

With 76 offices in 38 countries and more than 10,500 professionals worldwide, we have provided services to 46 of the top 50 pharmaceutical companies in the world as ranked by 2007 healthcare research and development spending. We also work with leading biotechnology and medical device companies and government organizations that sponsor clinical research. We are one of the world’s largest providers of drug development services based on 2008 annual net revenue generated from contract research organizations.

Building on our outsourcing relationship with pharmaceutical and biotechnology clients, we established our Discovery Sciences business in 1997. This business primarily focuses on biomarker discovery and participant sample analysis services, and compound development and commercialization collaborations. We have developed a risk-sharing research and development model to help pharmaceutical and biotechnology clients develop compounds. Through collaborative arrangements based on this model, we assist our clients by sharing the risks and potential rewards of the development and commercialization of drugs at various stages of development.

Our integrated drug discovery and development services offer our clients a way to identify and develop drug candidates more quickly and cost-effectively. In addition, with global infrastructure, we are able to accommodate the multinational drug discovery and development needs of our clients. For more detailed information on PPD, see our Annual Report on Form 10-K for the year ended December 31, 2008.

Executive Overview

Our revenues are dependent on a relatively small number of industries and clients. As a result, we closely monitor the market for our services. For a discussion of the trends affecting the market for our services, see “Item 1. Business – Industry Overview – Trends Affecting the Drug Discovery and Development Industry” in our Annual Report on Form 10-K for the year ended December 31, 2008. In the first quarter of 2009, we experienced lower demand for our services, a reduction in requests for proposals from large pharmaceutical companies, high cancellation rates and significant project delays. We believe this was primarily due to the current general economic conditions and global financial crisis. Despite these conditions and uncertainties about the level of and delays in R&D spending by pharmaceutical and biotech companies, we continue to believe in the fundamentals that drive the market for CRO services and that the market will rebound in future periods. For the remainder of 2009, we plan to continue our focus on operational performance, sales execution and building strategic partnerships with pharmaceutical and biotechnology companies.

Despite the current market for CRO services, we continue to expand our operations. We are making progress on our new laboratories in Ireland and Singapore, expecting both to be operational in the second half of 2009. We recently completed our acquisition of AbC.R.O., Inc., which will expand our footprint and existing capabilities in Central and Eastern Europe. Finally, we believe there are opportunities to grow our vaccine lab that we acquired at the end of 2008.

We review various metrics to evaluate our financial performance, including period-to-period changes in backlog, new authorizations, cancellation rates, revenue, margins and earnings. In the first quarter of 2009, we had new authorizations of $579.7 million, a decrease of 15.9% over the first quarter of 2008. The cancellation rate for the first quarter of 2009 was 37.0% of new authorizations and included one large cancellation of $76.9 million from a large biotech client. Backlog grew to $3.2 billion as of March 31, 2009, up 13.7% over March 31, 2008. The average length of our contracts continued to increase, reaching 34 months as of March 31, 2009, up from 32 months as of March 31, 2008 due to several new contracts with longer than average duration.

Backlog by client type as of March 31, 2009 was 62.6% pharmaceutical, 28.5% biotech and 8.9% government/other, as compared to 53.2% pharmaceutical, 35.1% biotech and 11.7% government/other as of March 31, 2008. This change in the composition of our backlog is primarily a result of an increase in authorizations from pharmaceutical companies during the 12 month period ended March 31, 2009. Net revenue by client type for the quarter ended March 31, 2009 was 59.9% pharmaceutical, 28.0% biotech and 12.1% government/other, compared to 58.2% pharmaceutical, 30.7% biotech and 11.1% government/other for the quarter ended March 31, 2008.

For the first quarter of 2009, net revenue contribution by service area was 76.9% for Phase II-IV services, 19.8% for laboratory services, 1.8% for the Phase I clinic and 1.5% for Discovery Sciences, compared to 77.1% for Phase II-IV services, 14.0% for laboratory services, 3.5% for the Phase I clinic and 5.4% for Discovery Sciences for the same period in 2008. The majority of this shift in revenue is related to a $15.0 million Discovery Sciences milestone payment from Takeda Pharmaceutical Limited in the first quarter of 2008 triggered by the FDA’s acceptance for filing of Takeda’s new drug application for alogliptin compared to $5.0 million Discovery Sciences milestone payments from Janssen-Cilag for regulatory approvals in Finland and Sweden of Priligy™. Top therapeutic areas by net revenue for the quarter ended March 31, 2009 were oncology, circulatory/cardiovascular, infectious diseases, endocrine/metabolic and central nervous system. For a detailed discussion of our revenue, margins, earnings and other financial results for the quarter ended March 31, 2009, see “Results of Operations – Three Months Ended March 31, 2008 versus Three Months Ended March 31, 2009” below.

Capital expenditures for the three months ended March 31, 2009 totaled $14.3 million. These capital expenditures were primarily for computer software and hardware, scientific equipment for our laboratory units and various leasehold improvements. We expect our capital expenditures to be approximately $65 million to $75 million for the remainder of 2009, primarily for facility expansion and improvements, as well as investments in information technology and new laboratory equipment.

As of March 31, 2009, we had $656.1 million of cash and cash equivalents and short- and long-term investments. In the first quarter of 2009, we generated $67.5 million in cash from operations. The number of days’ revenue outstanding in accounts receivable and unbilled services, net of unearned income, also known as DSO, was 31 days for the first quarter of 2009, compared to 42 days for the year ended December 31, 2008. DSO decreased in the first quarter of 2009 due to improved cash collections, the mix of contracts performed and their payment terms. We plan to continue to monitor DSO and the various factors that affect it. However, we expect DSO will continue to fluctuate from quarter to quarter depending on contract terms, the mix of contracts performed and our success in collecting receivables.

We made two announcements in early April regarding our Discovery Sciences business. The first announcement was our definitive agreement to sell Piedmont Research Center to Charles River Laboratories. Due to the unique service offering of Piedmont Research Center, we felt this business unit was not a long-term strategic fit for us. Going forward, we intend to focus our resources on our core development segment and compound partnering programs to drive future revenue and earnings growth. The second announcement was our acquisition of Magen BioScience, Inc., a biotechnology company focused on dermatologic therapies. Through the acquisition, we are expanding our compound partnering program into dermatology and gaining screening capability for dermatologic compounds.

With regard to our existing compound partnering arrangements, Johnson & Johnson’s marketing authorization application for dapoxetine is under regulatory review in several countries. To date, Finland, Sweden, Portugal, Austria and Germany have approved the drug for marketing under the trade name Priligy. In the first quarter of 2009, we received a $2.5 million milestone payment on each of the first two national approvals, for a total of $5.0 million. We are entitled to royalties on net sales of Priligy and sales-based milestones if requisite sales levels are reached.

The dipeptidyl peptidase, or DPP-4, program in type 2 diabetes with Takeda is under regulatory review in the United States and Japan. Takeda submitted the new drug application, or NDA, for alogliptin to the Food and Drug Administration, or FDA, in December 2007. The FDA was not able to complete its review of the alogliptin NDA before the Prescription Drug Use Fee Act date of October 27, 2008 due to the lack of internal resources. In the first quarter of 2009, the FDA notified Takeda that it did not believe that the amount of clinical data on alogliptin was sufficient to meet certain statistical requirements contained in the FDA’s December 2008 guidance on anti-diabetes therapies. The FDA also notified Takeda that it expects to respond to the alogliptin NDA by June 26, 2009. Following receipt of this notification, we revised our 2009 financial guidance to remove the previously forecasted receipt of a $25.0 million milestone payment from Takeda upon FDA approval. If additional filings and approvals occur for alogliptin, we will receive additional regulatory milestones, royalties on sales and sales-based milestones if specified sales levels are achieved.

With regard to our collaboration on the statin compound, PPD10558, as previously announced, we have completed a high dose comparator study in healthy volunteers. The drug was well-tolerated and a preliminary review of results suggests the statin compound compares favorably to currently marketed statins. We continue to evaluate the future development of this compound.

We believe these drug development investments and collaborations allow us to leverage our resources and global drug development expertise to create new opportunities for growth and to share the risks and potential rewards of drug development with our collabrators. For a background discussion of our compound partnering programs, see “Item 1. Business – Our Services – Our Discovery Sciences Group – Compound Collaboration Programs” in our Annual Report on Form 10-K for the year ended December 31, 2008. We believe our compound partnering and investment strategy uses our cash resources and drug development expertise to drive mid- to long-term shareholder value. For the remainder of 2009, we plan to continue advancing our existing collaborations and recently acquired dermatology assets in addition to evaluating new potential strategies and opportunities in this area.

New Business Authorizations and Backlog

We add new business authorizations, which are sales of our services, to backlog when we enter into a contract or letter of intent or receive a verbal commitment. Authorizations can vary significantly from quarter to quarter and contracts generally have terms ranging from several months to several years. We recognize revenue on these authorizations as services are performed. Our new authorizations for the three months ended March 31, 2008 and 2009 were $689.6 million and $579.7 million, respectively.

Our backlog consists of new business authorizations for which the work has not started but is anticipated to begin in the future and of contracts in process that have not been completed. As of March 31, 2009, the remaining duration of the contracts in our backlog ranged from one to 99 months, with a weighted-average duration of 34 months. We expect the weighted-average duration of the contracts in our backlog to fluctuate from quarter to quarter in the future, based on the contracts constituting our backlog at any given time. Amounts included in backlog represent future potential revenue and exclude revenue that we have recognized. We adjust backlog on a monthly basis to account for fluctuations in exchange rates. Our backlog as of March 31, 2008 and 2009 was $2.8 billion and $3.2 billion, respectively. Backlog related to Piedmont Research Center as of March 31, 2009 was $7.2 million and will be removed in the second quarter of 2009. For various reasons discussed in “Item 1. Business – Backlog” in our Annual Report on

Form 10-K for the year ended December 31, 2008 including contract cancellations, our backlog might never be recognized as revenue and is not necessarily a meaningful predictor of future performance.

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

In connection with the management of clinical trials, we pay, on behalf of our clients, fees to investigators and test subjects as well as other out-of-pocket costs for items such as travel, printing, meetings and couriers. Our clients reimburse us for these costs. Amounts paid by us as a principal for out-of-pocket costs are included in direct costs as reimbursable out-of-pocket expenses and the reimbursements we receive as a principal are reported as reimbursed out-of-pocket revenue. In our statements of income, we combine amounts paid by us as an agent for out-of-pocket costs with the corresponding reimbursements, or revenue, we receive as an agent. During the three months ended March 31, 2008 and 2009, fees paid to investigators and other fees we paid as an agent and the associated reimbursements were approximately $74.3 million and $70.9 million, respectively.

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

Three Months Ended March 31, 2008 versus Three Months Ended March 31, 2009

The following table sets forth amounts from our consolidated condensed financial statements along with the dollar and percentage change for the three months ended March 31, 2008 compared to the three months ended March 31, 2009.

	Three Months Ended March 31,
(in thousands, except per share data)	2008	2009	$ Inc (Dec)	% Inc (Dec)
Net revenue:
Development	$347,798	$335,354	$(12,444)	(3.6)%
Discovery Sciences	15,978	5,676	(10,302)	(64.5)
Reimbursed out-of-pockets	28,681	23,862	(4,819)	(16.8)

Total net revenue	392,457	364,892	(27,565)	(7.0)

Direct costs:
Development	177,190	164,169	(13,021)	(7.3)
Discovery Sciences	457	616	159	34.8
Reimbursable out-of-pocket expenses	28,681	23,862	(4,819)	(16.8)

Total direct costs	206,328	188,647	(17,681)	(8.6)

Research and development expenses	4,303	1,526	(2,777)	(64.5)
Selling, general and administrative expenses	98,403	94,237	(4,166)	(4.2)
Depreciation and amortization	14,747	15,233	486	3.3
Impairment of intangible asset	1,607	—	(1,607)	(100.0)

Income from operations	67,069	65,249	(1,820)	(2.7)

Impairment of investments, net of recoveries	(16,319)	—	16,319	(100.0)
Other income (expense), net	5,717	(218)	(5,935)	(103.8)

Income from continuing operations before provision for income taxes	56,467	65,031	8,564	15.2
Provision for income taxes	16,853	20,733	3,880	23.0

Income from continuing operations	39,614	44,298	4,684	11.8

Discontinued operations, net of provision for income taxes	515	271	(244)	(47.4)

Net income	$40,129	$44,569	$4,440	11.1

Income per diluted share from continuing operations	$0.33	$0.37	$0.04	12.1

Income per diluted share from discontinued operations	$—	$—	$—	—

Net income per diluted share	$0.33	$0.38	$0.05	15.1

Total net revenue decreased $27.6 million to $364.9 million in the first quarter of 2009. The decrease in total net revenue resulted from decreases in both our Development and Discovery Sciences segment revenue. The Development segment generated net revenue of $335.4 million, which accounted for 91.9% of total net revenue for the first quarter of 2009. The $12.4 million decrease in Development segment net revenue was primarily attributable to a $10.6 million decrease in net revenue due to the strengthening of the U. S. dollar relative to the euro, Brazilian real and pound sterling. Our Phase I clinic also had a decrease in net revenue in the first quarter of 2009 as compared to the same period in 2008, which was partially offset by an increase in net revenue from our laboratory units primarily due to the acquisition of our vaccine lab.

The Discovery Sciences segment generated net revenue of $5.7 million in the first quarter of 2009, a decrease of $10.3 million from the first quarter of 2008. The higher 2008 Discovery Sciences segment net revenue was mainly attributable to the $15.0 million milestone payment we earned in the first quarter of 2008 as a result of Takeda’s submission of the alogliptin NDA to the FDA offset by $5.0 million in milestone payments we earned in the first quarter of 2009 as a result of regulatory approvals of Priligy in Finland and Sweden.

Total direct costs decreased $17.7 million to $188.6 million in the first quarter of 2009 primarily as the result of a decrease in Development segment direct costs. Development segment direct costs decreased $13.0 million to $164.2 million in the first quarter of 2009. The primary reason for this was a decrease in personnel costs of $9.3 million, a decrease in consulting, temporary and contract labor of $5.2 million and a decrease in facility costs of $1.0 million, partially offset by an increase of $4.4 million related to losses on our hedging position. Of the $13.0 million decrease in direct costs, $8.5 million of the decrease was due to the strengthening of the U. S. dollar relative to the euro, Brazilian real and pound sterling while the remaining decrease was due to expense reductions.

R&D expenses decreased $2.8 million to $1.5 million in the first quarter of 2009. The decrease in R&D expense was primarily due to a decrease in development costs associated with our statin compound. We continue to conduct limited development activities with respect to the statin compound and, in addition to the acquisition of Magen Biosciences, we plan to continue evaluating other compound partnering strategies and opportunities, which could result in additional R&D expenses in future periods.

SG&A expenses decreased $4.2 million to $94.2 million in the first quarter of 2009. As a percentage of total net revenue, SG&A expenses increased to 25.8% in the first quarter of 2009 as compared to 25.1% for the same quarter in 2008. The decrease in SG&A expenses in absolute terms was primarily related to a decrease in bad debt costs of $2.1 million, a decrease in recruitment and relocation costs of $1.8 million and a decrease in travel costs of $1.3 million, partially offset by a $1.8 million increase in personnel costs.

Depreciation and amortization expense increased $0.5 million to $15.2 million in the first quarter of 2009. The increase relates to property and equipment we acquired over the past year to accommodate growth. Capital expenditures were $14.3 million in the first quarter of 2009. Our capital expenditures in the first quarter of 2009 primarily consisted of $9.4 million for computer software and hardware, $2.4 million for additional scientific equipment for our laboratory units and $2.2 million for various leasehold improvements.

In March 2008, Accentia announced the results of its SinuNase Phase III clinical trial and reported that SinuNase failed to meet its goal in treating chronic sinusitis patients, resulting in a significant amount of uncertainty regarding the future clinical development of SinuNase. As a result, we expensed the $1.6 million of remaining unamortized value of our royalty interest in SinuNase.

Impairment of investments, net of recoveries, of $16.3 million in the first quarter of 2008 consisted of a write-down for an other-than-temporary decline in the fair market value of our marketable investment in Accentia. The write-down was based on a decrease in the publicly quoted market price of Accentia’s common stock on March 31, 2008. The remaining $7.0 million impairment was related to one of our investments in our short-term investment portfolio.

Other income (expense), net decreased $5.9 million to ($0.2) million in the first quarter of 2009. This decrease was due primarily to a $4.3 million decrease in interest income from a decline in interest rates earned on cash balances. Changes in foreign currency exchange rates from the time we prepare invoices until the client pays also resulted in a net loss on foreign currency transactions of $1.8 million for the first quarter of 2009, a decrease of $1.1 million from the first quarter of 2008.

Our provision for income taxes from continuing operations increased $3.9 million to $20.7 million in the first quarter of 2009. Our effective income tax rate for the first quarter of 2009 was 32.0% compared to 30.0% for the first quarter of 2008. The increase in tax rate for the first quarter of 2009 compared to the first quarter of 2008 was primarily caused by the recognition of a tax benefit realized on the sale of stock in the first quarter of 2008.

Income from discontinued operations decreased $0.3 million in the first quarter of 2009. In April 2009, we announced our agreement to sell Piedmont Research Center, our preclinical oncology services business, to Charles River Laboratories. As a result, this business unit has been shown as discontinued operations for the quarters ended March 31, 2008 and 2009.

Net income of $44.6 million in the first quarter of 2009 represents an increase of 11.1% from $40.1 million in the first quarter of 2008. Net income per diluted share of $0.38 in the first quarter of 2009 represents a 15.2% increase from $0.33 net income per diluted share in the first quarter of 2008. Net income per diluted share for the first quarter of 2008 included a $15.0 million milestone payment from Takeda under our DPP-4 collaboration agreement, a $1.6 million impairment of an intangible asset and a $16.3 million impairment of investments discussed above. Net income per diluted share for the first quarter of 2009 included $5.0 million in milestone payments from Janssen-Cilag in connection with the regulatory approvals of Priligy in Finland and Sweden.

Liquidity and Capital Resources

As of March 31, 2009, we had $543.4 million of cash and cash equivalents and $14.2 million of short-term investments. We also had $98.5 million of long-term investments, net of unrealized loss, consisting of auction rate securities. We have classified these auction rate securities as long-term due to uncertainties about the liquidity in the auction rate securities market. Our cash and cash equivalents and short-term investments are invested in financial instruments that are issued or guaranteed by the U.S. government, highly rated corporate debt obligations, commercial paper and municipal debt obligations. Our expected primary cash needs are for capital expenditures, expansion of services, possible acquisitions, investments and compound partnering collaborations, geographic expansion, dividends, our stock repurchase program, working capital and other general corporate purposes. We have historically funded our operations, dividends and growth, including acquisitions, primarily with cash flow from operations.

We held approximately $89.6 million and $98.5 million in auction rate securities at December 31, 2008 and March 31, 2009, respectively. Our portfolio of investments in auction rate securities consists of interests in government-guaranteed student loans, insured municipal debt obligations and municipal preferred auction rate securities. During 2008, all of our auction rate securities had a failed auction. We will not be able to liquidate these securities until a future auction is successful, the issuer redeems the outstanding securities or the securities mature. Due to the uncertainties about the liquidity in the auction rate securities market, we classified our entire auction rate securities balance of $98.5 million as long-term assets and recorded an unrealized loss on these investments of $21.6 million as of March 31, 2009, based on a Level 3 valuation including assumptions about appropriate maturity periods, market interest rates and underlying credit worthiness of the issuers. We concluded that this was a temporary impairment based on the market conditions, our ability and intent to hold the auction rate securities until the fair value recovers and an assessment of credit quality of the underlying collateral.

In the first three months of 2009, our operating activities provided $67.5 million in cash as compared to $116.6 million for the same period last year. The change in cash flow was due primarily to (1) a $20.7 million decrease in noncash items relating to investing or financing activities, including a decrease in impairment of investments of $16.3 million, a decrease in the provision for doubtful accounts of $2.1 million, a decrease in impairment of intangible of $1.6 million and a decrease in stock option expense of $0.7 million, and (2) deferrals of past, and accruals of expected future, operating cash receipts and payments totaling ($32.9) million. The change in adjustments for accruals of expected future operating cash receipts and payments includes accounts receivable and unbilled services of ($34.6) million and unearned income of ($12.2) million. The change in adjustments for deferrals of past operating cash receipts and payments includes prepaid expenses and investigator advances of $4.1 million, accounts payable and other accrued expenses and deferred rent of $2.2 million, accrued and deferred income taxes of $4.6 million and payables to investigators of $3.0 million. Fluctuations in receivables and unearned income occur on a regular basis as we perform services, achieve milestones or other billing criteria, send invoices to clients and collect outstanding accounts receivable. This activity varies by individual client and contract. We attempt to negotiate payment terms that provide for payment of services prior to or soon after the provision of services, but the levels of unbilled services and unearned revenue can vary significantly from quarter to quarter.

In the first three months of 2009, our investing activities used $3.2 million in cash. We used cash to make capital expenditures of $14.3 million and purchase other investments of $1.3 million. These amounts were partially offset by proceeds from the maturities and sale of investments of $12.8 million. Our capital expenditures in the first three months of 2009 primarily consisted of $9.4 million for computer software and hardware, $2.4 million for additional scientific equipment for our laboratory units and $2.2 million for various leasehold improvements. We expect our capital expenditures for the remainder of 2009 to be approximately $65 million to $75 million, primarily for facility expansions and improvements, as well as investments in information technology and new laboratory equipment.

In the first three months of 2009, our financing activities used $8.9 million of cash. We used $14.7 million to pay dividends, which was offset by proceeds of $5.8 million from stock option exercises and purchases under our employee stock purchase plan.

The following table sets forth amounts from our consolidated balance sheet affecting our working capital, along with the dollar amount of the change from December 31, 2008 to March 31, 2009.

(in thousands)	December 31, 2008	March 31, 2009	$ Inc (Dec)
Current assets:
Cash and cash equivalents	$491,755	$543,414	$51,659
Short-term investments	27,064	14,179	(12,885)
Accounts receivable and unbilled services, net	401,303	394,656	(6,647)
Investigator advances	16,901	15,673	(1,228)
Prepaid expenses	27,242	24,660	(2,582)
Deferred tax assets	27,972	26,842	(1,130)
Other current assets	26,973	38,528	11,555

Total current assets	$1,019,210	$1,057,952	$38,742

Current liabilities:
Accounts payable	$23,022	$22,741	$(281)
Payables to investigators	39,370	38,008	(1,362)
Accrued income taxes	18,388	21,273	2,885
Other accrued expenses	178,926	171,500	(7,426)
Unearned income	246,649	241,964	(4,685)

Total current liabilities	$506,355	$495,486	$(10,869)

Working capital	$512,855	$562,466	$49,611

Working capital was $562.5 million as of March 31, 2009 compared to $512.9 at December 31, 2008. The increase in working capital was due primarily to an increase in cash and cash equivalents and an increase in other current assets partially offset by decreases in short-term investments and other accrued expenses. At March 31, 2009, other current assets includes $13.0 million of assets related to Piedmont Research Center, which was sold in May 2009.

For the three months ended March 31, 2009, DSO was 31 days compared to 42 days for the year ended December 31, 2008. We calculate DSO by dividing accounts receivable and unbilled services less unearned income by average daily gross revenue for the applicable period. We expect DSO will continue to fluctuate in the future depending on contract terms, the mix of contracts performed within a quarter, the levels of investigator advances and unearned income, and our success in collecting receivables.

Effective July 1, 2008, we reduced our $50.0 million revolving credit facility with Bank of America, N.A. to $25.0 million. Indebtedness under the facility is unsecured and subject to covenants relating to financial ratios and restrictions on certain types of transactions. This credit facility does not expressly restrict or limit the payment of dividends. We were in compliance with all loan covenants as of March 31, 2009. Outstanding borrowings under the facility bear interest at an annual fluctuating rate equal to the one-month London Interbank Offered Rate, or LIBOR, plus a margin of 0.6%. We can use borrowings under this credit facility for working capital and general corporate purposes. This credit facility is currently scheduled to expire in June 2009, at which time any outstanding balance will be due. As of March 31, 2009, no borrowings were outstanding under this credit facility, although the aggregate amount available for borrowing had been reduced by $1.8 million due to outstanding letters of credit issued under this facility.

In September 2008, our board of directors increased the annual dividend rate from $0.40 to $0.50 per share per year, payable quarterly at a rate of $0.125 per share. The new dividend rate was effective beginning in the fourth quarter of 2008. The annual cash dividend policy and the payment of future quarterly cash dividends under that policy are not guaranteed and are subject to the discretion of and continuing determination by our board of directors that the policy remains in the best interests of our shareholders and in compliance with applicable laws and agreements.

In 2008, we announced our board of directors approved a stock repurchase program authorizing us to repurchase up to $350.0 million of our common stock from time to time in the open market. We adopted a share repurchase program in view of the price at which our stock was trading at the time of the adoption of the program, the strength of our balance sheet and our ability to generate cash, and in order to minimize earnings dilution from future equity compensation awards. During the quarter ended March 31, 2009, we did not repurchase any shares. As of March 31, 2009, $260.7 million remained available for share repurchases under the stock repurchase program. Although we do not presently intend to repurchase additional shares in the near term under our existing repurchase program, if we do, we expect to finance any such potential stock repurchases from existing cash and cash flows from operations.

We have commitments to invest up to an aggregate additional $16.4 million in four venture capital funds and $3.3 million in other investments. For further details, see Note 3 in the notes to consolidated condensed financial statements.

As of March 31, 2009, the total gross unrecognized tax benefits were $24.5 million and of this total, $10.2 million is the amount that, if recognized, would reduce our effective tax rate. We believe that it is reasonably possible that the total amount of unrecognized tax benefits could decrease by up to $6.2 million within the next 12 months due to the settlement of audits and the expiration of statutes of limitations.

Our policy for recording interest and penalties associated with tax audits is to record them as a component of provision for income taxes. During the first three months of 2009, the amount of interest and penalties recorded as an expense to the statement of income was $0.5 million and approximately $10,000, respectively. As of March 31, 2009, $6.5 million of interest and $1.0 million of penalties were accrued with respect to uncertain tax positions. To the extent these interest and penalties are not assessed, we will reduce amounts accrued and reflect them as a reduction of the overall income tax provision.

We have been involved in compound development and commercialization collaborations since 1997. We developed a risk-sharing research and development model to help pharmaceutical and biotechnology clients develop compounds. Through collaborative arrangements based on this model, we assist our clients by sharing the risks and potential rewards associated with the development and commercialization of drugs at various stages of development. As of March 31, 2008, we had two main collaborations, one with Johnson & Johnson and one with Takeda Pharmaceuticals Company Limited involving dapoxetine and alogliptin, respectively, both of which involve the potential future receipt of one or more of the following forms of revenue: payments upon the achievement of specified regulatory and sales-based milestones; and royalty payments if the compound is approved for sale. To date, Finland, Sweden, Portugal, Austria and Germany approved dapoxetine for marketing under the trade name Priligy, and we received a $2.5 million milestone payment on each of the first two national approvals, for a total of $5.0 million, in the first quarter of 2009. We are entitled to royalties on net sales of Priligy and sales-based milestones if requisite sales levels are reached. Alogliptin is still under regulatory review and has not been approved for sale in any country in the world. As a result of the risks associated with drug development, including poor or unexpected clinical trial results, obtaining regulatory approval to sell in any country and changing regulatory requirements, we might not receive any further milestone payments, royalties or other payments with respect to any of our drug development collaborations.

As of March 31, 2009, we had two collaborations that involved potential future expenditures. The first is our collaboration with Johnson & Johnson, for Priligy. In connection with this collaboration, we have an obligation to pay a royalty to Eli Lilly and Company of 5% on annual net sales of the compound in excess of $800 million.

The second collaboration involving future expenditures is with Ranbaxy. In February 2007, we exercised an option to license from Ranbaxy a statin compound that we are developing as a potential treatment for dyslipidemia, a metabolic disorder characterized by high cholesterol levels. Under the agreement, we have an exclusive license to make, use, sell, import and sublicense the compound and any licensed product anywhere in the world for any human use. We are solely responsible, and will bear all costs and expenses, for the development, manufacture, marketing and commercialization of the compound and licensed products. We are obligated to pay Ranbaxy milestone payments upon the occurrence of specified clinical development events. If a licensed product is approved for sale, we must also pay Ranbaxy royalties based on sales of the product, as well as commercial milestone payments based on the achievement of specified worldwide sales targets. If all criteria are met, the total amount of potential clinical and sales-based milestones that we are obligated to pay Ranbaxy would be $44.0 million. We have completed a high dose comparator study in healthy volunteers. The drug was well-tolerated and we believe the results suggest the statin compound compares favorably to currently marketed statins. We continue to evaluate the future clinical development of this compound.

Under most of our agreements for Development services, we typically agree to indemnify and defend the sponsor against third-party claims based on our negligence or willful misconduct. Any successful claims could have a material adverse effect on our financial statements.

We expect to continue expanding our operations through internal growth, strategic acquisitions and investments. We expect to fund these activities, the payment of future cash dividends and potential repurchases of stock, if any, from existing cash, cash flows from operations and, if necessary or appropriate, borrowings under our existing or future credit facilities. We believe that these sources of liquidity will be sufficient to fund our operations, dividends and stock repurchases, if any, for the foreseeable future. From time to time, we evaluate potential acquisitions, investments and other growth and strategic opportunities that might require additional external financing, and we might seek funds from public or private issuances of equity or debt securities. While we believe we have sufficient liquidity to fund our operations for the foreseeable future, our sources of liquidity and ability to pay dividends or repurchase our stock could be affected by current and anticipated difficult economic conditions; our dependence on a small number of industries and clients; compliance with regulations; reliance on key personnel; breach of contract, personal injury or other tort claims; international risks; environmental or intellectual property claims; or other factors described below under “Potential Liability and Insurance”, “Potential Volatility of Quarterly Operating Results and Stock Price” and “Quantitative and Qualitative Disclosures about Market Risk”. In addition, see “Risk Factors,” “Contractual Obligations” and “Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2008.

Contractual Obligations

There have been no significant changes to the Contractual Obligation table included in our Annual Report on Form 10-K for the year ended December 31, 2008.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect reported amounts and related disclosures. We have discussed those estimates that we believe are critical and require the use of complex judgment in their application in our 2008 Annual Report on Form 10-K. There were no material changes to our critical accounting policies and estimates in the first three months of 2009. For detailed information on our critical accounting policies and estimates, see our Annual Report on Form 10-K for the year ended December 31, 2008.

Recent Accounting Pronouncements

Recently issued accounting standards relevant to our financial statements, which are described in “Recent Accounting Pronouncements” in Note 1 in the notes to our consolidated condensed financial statements are:

Date	Title	Effective Date
September 2006	SFAS No. 157, “Fair Value Measurements”	Fiscal years beginning after November 15, 2007 and interim periods within those years except those specified in FAS 157-1, FAS 157-2, FAS 157-3 and FAS 157-4 which are effective for fiscal years beginning after November 15, 2008

December 2007	EITF Issue 07-01, “Accounting for Collaborative Arrangements”	Fiscal years beginning after December 15, 2008

December 2007	SFAS No. 141 (revised 2007), “Business Combinations” and FSP FAS 141(R)-1 issued to address concerns of SFAS No. 141	Fiscal years beginning after December 15, 2008

December 2007	SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements - an Amendment of ARB No. 51”	Fiscal years beginning after December 15, 2008

March 2008	SFAS No. 161, “Disclosure about Derivative Instruments and Hedging Activities”	Fiscal years beginning after November 15, 2008

April 2008	FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets”	Fiscal years beginning after December 15, 2008

June 2008	FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities”	Fiscal years beginning after December 15, 2008

June 2008	EITF 08-3, “Accounting by Lessees for Nonrefundable Maintenance Deposits”	Fiscal years beginning after December 15, 2008

August 2008	U.S. SEC issued for comment a proposed roadmap regarding the potential use by U.S. issuers of financial statements prepared in accordance with IFRS published by the IASB.	Fiscal years ending on or after December 15, 2014

Income Taxes

Because we conduct operations on a global basis, our effective tax rate has and will continue to depend upon the geographic distribution of our pretax earnings among locations with varying tax rates. Our profits are also impacted by changes in the tax rates and tax laws of the various tax jurisdictions. In particular, as the geographic mix of our pretax earnings among various tax jurisdictions changes, our effective tax rate might vary from period to period. The effective rate will also change due to the discrete recognition of tax benefits when tax positions are effectively settled or as a result of specific transactions.

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

Potential Liability and Insurance

Drug development services involve the testing of potential drug candidates on human volunteers pursuant to a study protocol. This testing exposes us to the risk of liability for personal injury or death to volunteers and participants resulting from, among other things, possible unforeseen adverse side effects or improper administration of the study drug or use of the drug following regulatory approval. For example, we have been named as a defendant in a number of lawsuits relating to the antibiotic Ketek, as described below in Part II, Item 1 – “Legal Proceedings”. We attempt to manage our risk of liability for personal injury or death to volunteers and participants from administration of study products through standard operating procedures, patient informed consent, contractual indemnification provisions with clients and insurance. We monitor clinical trials in compliance with government regulations and guidelines. We have established global standard operating procedures intended to satisfy regulatory requirements in all countries in which we have operations and to serve as a tool for controlling and enhancing the quality of drug development services. The contractual indemnifications generally do not protect us against all our own actions, such as gross negligence. We currently maintain professional liability insurance coverage with limits we believe are adequate and appropriate.

Potential Volatility of Quarterly Operating Results and Stock Price

Our quarterly and annual operating results have fluctuated in the past, and we expect that they will continue to fluctuate in the future. Factors that could cause these fluctuations to occur include:

•	the timing and level of new business authorizations, especially given current and anticipated financial market and general economic conditions;

•	our dependence on a small number of industries and clients;

•	the timing of the initiation, progress or cancellation of significant projects;

•	our ability to properly manage our growth;

•	the timing of our Discovery Sciences segment milestone payments or other revenue, if any;

•	the timing and amount of costs associated with R&D and compound partnering collaborations;

•	our ability to recruit and retain experienced personnel;

•	the timing and extent of new government regulations;

•	impairment of investments or intangible assets;

•	litigation costs;

•	the timing of the opening of new offices;

•	the timing of other internal expansion costs;

•	exchange rate fluctuations between periods;

•	the mix of products and services sold in a particular period;

•	pricing pressure in the market for our services;

•	rapid technological change;

•	the timing and amount of start-up costs incurred in connection with the introduction of new products and services;

•	intellectual property risks; and

•	the timing and amount of costs associated with integrating acquisitions.

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

Fluctuations in quarterly results, actual or anticipated changes in our dividend policy or stock repurchase plan or other factors, including recent general economic and financial market conditions, could affect the market price of our common stock. These factors include ones beyond our control, such as changes in revenue and earnings estimates by analysts, market conditions in our industry, disclosures by product development partners and actions by regulatory authorities with respect to potential drug candidates, changes in pharmaceutical, biotechnology and medical device industries and the government sponsored clinical research sector, and general economic conditions. Any effect on our common stock could be unrelated to our longer-term operating performance. For further details, see “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2008.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

We are exposed to foreign currency risk by virtue of our international operations. We derived approximately 36.5% and 38.0% of our net revenue for the three months ended March 31, 2008 and 2009, respectively, from operations outside the United States. Our operations in the United Kingdom generated 36.7% and 41.6% of our net revenue from international operations during the three months ended March 31, 2008 and 2009. We generally reinvest funds generated by each subsidiary in the country where they are earned. Accordingly, we are exposed to adverse movements in foreign currencies, predominately in the pound sterling, euro and Brazilian real.

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

We also have currency risk resulting from the passage of time between the invoicing of clients under contracts and the collection of client payments against those invoices. If a contract is denominated in a currency other than the subsidiary’s local currency, we recognize a receivable at the time of invoicing for the local currency equivalent of the foreign currency invoice amount. Changes in exchange rates from the time we issued the invoice until the client pays will result in our receiving either more or less in local currency than the amount that was originally invoiced. We recognize this difference as a foreign currency transaction gain or loss, as applicable, and report it in other income, net. If the exchange rate on accounts receivable balances denominated in pounds sterling and euros had increased by 10%, our foreign currency transaction loss would have increased by $3.4 million in the quarter ended March 31, 2009.

Our strategy for managing foreign currency risk relies primarily on receiving payment in the same currency used to pay expenses. From time to time, we also enter into foreign currency hedging activities in an effort to manage our potential foreign exchange exposure. If the U.S. dollar had weakened an additional 10% relative to the pound sterling, euro and Brazilian real in the first quarter of 2009, income from operations, excluding the impact of hedging, would have been approximately $1.1 million lower for the quarter based on revenues and the costs related to our foreign operations. From time to time, we also enter into foreign currency hedging activities in an effort to manage our potential foreign exchange exposure. We have hedged a significant portion of our foreign currency exposure for the remainder of 2009.

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

Translation of the balance sheet in this manner affects shareholders’ equity through the cumulative translation adjustment account. This account exists only in the foreign subsidiary’s U.S. dollar balance sheet and is necessary to keep the foreign balance sheet, stated in U.S. dollars, in balance. We report translation adjustments with accumulated other comprehensive income (loss) as a separate component of shareholders’ equity. During the first quarter of 2009, several foreign currencies had a large decrease in value relative to the U.S. dollar. This resulted in a larger than normal change in translation adjustment. To date, cumulative translation adjustments have not been material to our consolidated financial position. However, future translation adjustments could materially and adversely affect us.

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

We are exposed to changes in interest rates on our cash, cash equivalents and investments and amounts outstanding under notes payable and lines of credit. We invest our cash and investments in financial instruments with interest rates based on market conditions. If the interest rates on cash, cash equivalents and investments decreased by 10%, our interest income would have decreased by approximately $0.1 million in the first quarter of 2009.

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

Internal Control Over Financial Reporting

No change to our internal control over financial reporting occurred during the first quarter of 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1.	Legal Proceedings

As previously disclosed, beginning in early 2007, we were named as a co-defendant in lawsuits involving claims relating to patients who allege they took sanofi-aventis’ FDA-approved antibiotic Ketek, for which we provided certain clinical trial services to sanofi-aventis’ predecessor. Lawsuits are pending in New Jersey, North Carolina, Wisconsin and New York. These suits allege multiple causes of action, including negligence, fraud, misrepresentation, breach of warranty, conspiracy, wrongful death and violations of various state and federal statutes, including unfair and deceptive trade practices acts. Generally, the plaintiffs are seeking unspecified damages from alleged injuries from the ingestion of Ketek, and in some of the cases claim damages of at least $20.0 million. It is possible that additional suits will be filed. In addition, in February 2009, we were named as a co-defendant in a putative class action lawsuit that was previously filed in Illinois federal district court alleging, among other things, that we violated the Racketeer Influenced and Corrupt Organizations Act. While there can be no assurance of a successful outcome and litigation costs can be material, we do not believe that these claims against us have merit and intend to vigorously defend ourself in these matters. In the first quarter of 2009, we settled the claims in one case that was filed against us in North Carolina that we previously disclosed. The settlement amount was not material.

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

Date: May 5, 2009