Form 10-Q
period 2009-06-30
PHARMACEUTICAL PRODUCT DEVELOPMENT INC
filed 2009-08-07
CIK 1003124

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2009.

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 118,153,475 shares of common stock, par value $0.05 per share, as of July 31, 2009.

Part I. FINANCIAL INFORMATION

Item 1.	Financial Statements

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF INCOME

(unaudited)

(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2009	2008	2009
Net Revenue:
Development	$370,648	$330,179	$718,446	$665,533
Discovery Sciences	385	768	16,363	6,444
Reimbursed out-of-pockets	32,110	24,271	60,791	48,133

Total net revenue	403,143	355,218	795,600	720,110

Direct Costs:
Development	183,546	158,486	360,736	322,655
Discovery Sciences	289	502	746	1,118
Reimbursable out-of-pocket expenses	32,110	24,271	60,791	48,133

Total direct costs	215,945	183,259	422,273	371,906

Research and development expenses	1,895	4,701	6,198	6,227
Selling, general and administrative expenses	100,560	97,782	198,963	192,019
Depreciation and amortization	14,847	16,094	29,594	31,327
Impairment of intangible asset	—	—	1,607	—

Total operating expenses	333,247	301,836	658,635	601,479

Income from operations	69,896	53,382	136,965	118,631
Other income, net	2,555	1,075	8,272	857
Reimbursement on (impairment of) investments, net	2,976	—	(13,343)	—

Income from continuing operations before provision for income taxes	75,427	54,457	131,894	119,488
Provision for income taxes	26,887	15,793	43,740	36,526

Income from continuing operations	48,540	38,664	88,154	82,962
Discontinued operations, net of provision for income taxes	466	19,397	981	19,668

Net income	$49,006	$58,061	$89,135	$102,630

Income per common share from continuing operations:
Basic	$0.41	$0.33	$0.74	$0.70

Diluted	$0.40	$0.33	$0.73	$0.70

Basic and diluted income per common share from discontinued operations	$0.00	$0.16	$0.01	$0.17

Net income per common share:
Basic	$0.41	$0.49	$0.75	$0.87

Diluted	$0.41	$0.49	$0.74	$0.87

Dividends declared per common share	$0.10	$0.15	$0.20	$0.275

Weighted-average number of common shares outstanding:
Basic	119,195	117,893	119,285	117,860
Dilutive effect of stock options and restricted stock	1,512	446	1,555	584

Diluted	120,707	118,339	120,840	118,444

The accompanying notes are an integral part of these consolidated condensed financial statements.

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

(unaudited)

(in thousands)

	December 31, 2008	June 30, 2009
Assets
Current assets:
Cash and cash equivalents	$491,755	$559,840
Short-term investments	27,064	13,078
Accounts receivable and unbilled services, net	401,303	423,090
Investigator advances	16,901	16,163
Prepaid expenses	27,242	37,516
Deferred tax assets	27,972	20,877
Other current assets	26,973	36,588

Total current assets	1,019,210	1,107,152

Property and equipment, net	385,788	382,676
Goodwill	221,054	239,909
Long-term investments	89,618	96,276
Other investments	12,032	14,509
Intangible assets	5,761	23,048
Deferred tax assets	18,330	11,611
Other assets	2,635	4,417

Total assets	$1,754,428	$1,879,598

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$23,022	$20,406
Payables to investigators	39,370	40,093
Accrued income taxes	18,388	18,987
Other accrued expenses	178,926	176,183
Unearned income	246,649	248,196

Total current liabilities	506,355	503,865

Accrued income taxes	22,256	25,979
Accrued additional pension liability	12,355	15,110
Deferred rent	15,873	14,666
Other long-term liabilities	16,593	16,667

Total liabilities	573,432	576,287

Shareholders’ equity:
Common stock	5,881	5,896
Paid-in capital	544,891	560,685
Retained earnings	684,768	754,964
Accumulated other comprehensive income (loss)	(54,544)	(18,234)

Total shareholders’ equity	1,180,996	1,303,311

Total liabilities and shareholders’ equity	$1,754,428	$1,879,598

The accompanying notes are an integral part of these consolidated condensed financial statements.

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Six Months Ended June 30,
	2008	2009
Cash flows from operating activities:
Net income	$89,135	$102,630
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	29,850	31,492
Impairment of investments, net of recoveries	13,343	—
Stock compensation expense	12,756	9,749
Gain on sale of business	—	(19,452)
Provision for deferred income taxes	(3,019)	3,775
Other	3,312	(544)
Change in operating assets and liabilities	31,599	(45,723)

Net cash provided by operating activities	176,976	81,927

Cash flows from investing activities:
Purchases of property and equipment	(34,792)	(23,484)
Proceeds from sale of property and equipment	94	249
Proceeds from the sale of business	—	42,095
Purchases of investments	(188,386)	—
Maturities and sales of investments	352,655	16,980
Proceeds from sale of equity investments	—	716
Net cash paid for acquisitions	—	(35,015)
Purchase of intangibles	—	(500)
Purchases of other investments	(1,780)	(1,980)

Net cash provided by (used in) investing activities	127,791	(939)

Cash flows from financing activities:
Repurchases of common stock	(36,489)	—
Proceeds from exercise of stock options and employee stock purchase plan	17,353	6,042
Income tax benefit from exercise of stock options and disqualifying dispositions of stock	2,846	136
Cash dividends paid	(23,880)	(32,434)

Net cash used in financing activities	(40,170)	(26,256)

Effect of exchange rate changes on cash and cash equivalents	5,161	13,353

Net increase in cash and cash equivalents	269,758	68,085
Cash and cash equivalents, beginning of the period	171,427	491,755

Cash and cash equivalents, end of the period	$441,185	$559,840

The accompanying notes are an integral part of these consolidated condensed financial statements.

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(numbers in tables in thousands)

(unaudited)

1.	Significant Accounting Policies

The significant accounting policies followed by Pharmaceutical Product Development, Inc. and its subsidiaries (collectively the “Company”) for interim financial reporting are consistent with the accounting policies followed for annual financial reporting. The Company prepared these unaudited consolidated condensed financial statements in accordance with Rule 10-01 of Regulation S-X and, in management’s opinion, has included all adjustments of a normal recurring nature necessary for a fair presentation. The accompanying consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. The results of operations for the three-month and six-month periods ended June 30, 2009 are not necessarily indicative of the results to be expected for the full year or any other period. The amounts in the December 31, 2008 consolidated condensed balance sheet are derived from the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

Principles of Consolidation

The accompanying unaudited consolidated condensed financial statements include the accounts and results of operations of the Company. All intercompany balances and transactions have been eliminated in consolidation.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements”, or SFAS No. 157, which defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. In addition, the statement establishes a framework for measuring fair value and expands disclosure about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those years. However, in February 2008, the FASB issued FASB Staff Position, or FSP FAS, 157-1 and FSP FAS 157-2, which delayed the effective date of SFAS No. 157 for all nonrecurring fair value measurements of nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) and removed certain leasing transactions from the scope of SFAS No. 157. FSP FAS 157-2 partially deferred the effective date of SFAS No. 157 to fiscal years and interim periods beginning after November 15, 2008 for items within the scope of the FSP. The FASB issued FSP FAS 157-3, “Determining the Fair Values of a Financial Asset When the Market for That Asset is Not Active” and FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” which provided additional guidance on determining fair value in specific circumstances. The adoption of FSP FAS 157-1, FSP FAS 157-2, FSP FAS 157-3 and FSP FAS 157-4 did not have a material impact on the Company’s financial statements. See “Fair Value” below, and Note 12 for a discussion of the Company’s fair value accounting.

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

Recent Accounting Pronouncements (continued)

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations”, or SFAS 141(R). SFAS 141(R) expands the definitions of a business and a business combination and requires that: the purchase price of an acquisition, including the issuance of equity securities to be determined on the acquisition date, be recorded at fair value at the acquisition date; all assets, liabilities, contingent consideration, contingencies and in-process research and development costs of an acquired business be recorded at fair value at the acquisition date; acquisition costs generally be expensed as incurred; restructuring costs generally be expensed in periods subsequent to the acquisition date; and changes be made in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period to impact income tax expense. In April 2009, the FASB issued FSP FAS 141(R)-1, which requires an acquirer to recognize at fair value an asset acquired or a liability assumed in a business combination that arises from a contingency if its acquisition-date fair value can be determined during the measurement period. If the acquisition-date fair value cannot be determined, the acquirer applies the recognition criteria in SFAS No.5 and Interpretation No. 14 to determine whether the contingency should be recognized as of the acquisition date or thereafter. SFAS 141(R) and FSP FAS 141(R)-1 apply to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The adoption of SFAS 141(R) is expected to have a significant effect on reporting of acquisitions in the financial statements while the adoption of FSP FAS 141(R)-1 did not have a material impact on the Company’s financial statements.

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

In August 2008, the U.S. Securities and Exchange Commission, or SEC, announced that it will issue for comment a proposed roadmap regarding the potential use by U.S. issuers of financial statements prepared in accordance with International Financial Reporting Standards, or IFRS. IFRS is a comprehensive series of accounting standards published by the International Accounting Standards Board, or IASB. Under the proposed roadmap, the Company could be required to prepare financial statements in accordance with IFRS beginning with those for fiscal 2014. The SEC has indicated it will make a determination in 2011 regarding mandatory adoption of IFRS. The Company is currently assessing the impact that this potential change would have on our consolidated financial statements and will continue to monitor the development of the potential implementation of IFRS.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures About Fair Value of Financial Instruments”, or FSP FAS 107-1. FSP FAS 107-1 expands SFAS No. 107, “Disclosures about Fair Value of Financial Instruments”, and APB Opinion No. 28, “Interim Financial Reporting”, requiring fair value disclosures for all financial instruments in interim periods for publicly traded entities. The FSP FAS 107-1 also requires entities to disclose the methods and significant assumptions used to estimate the fair value of financial instruments in financial statements on an interim basis and to highlight any changes of the methods and significant assumptions from prior periods. The FSP is effective for interim and annual periods ending after June 15, 2009. The adoption of this FSP FAS 107-did not have a material impact on the Company’s financial statements.

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(numbers in tables in thousands)

(unaudited)

1.	Significant Accounting Policies (continued)

Recent Accounting Pronouncements (continued)

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments”. The FSP provides additional guidance to provide greater clarity about the credit and noncredit component of an other-than-temporary impairment event and to more effectively communicate when an other-than-temporary impairment event has occurred for debt securities. This FSP is effective for interim and annual periods ending after June 15, 2009. The adoption of this FSP did not have a material impact on the Company’s financial statements.

In May 2009, the FASB issued Statement No. 165, “Subsequent Events”, or SFAS No. 165. SFAS No. 165 was issued to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. SFAS No. 165 sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that occur for a potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. SFAS No. 165 also introduces the concept of financial statements “available to be issued.” SFAS No. 165 is effective for interim and annual periods ending after June 15, 2009. The adoption of SFAS No. 165 did not have a material impact on the Company’s financial statements. The Company has evaluated subsequent events through August 7, 2009, the date of issuance of our consolidated financial position and results of operations.

In June 2009, the FASB issued Statement No. 167, “Amendments to FASB Interpretation No. 46(R)”, or SFAS No. 167. SFAS No. 167 modifies how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. SFAS No. 167 clarifies that the determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. SFAS No. 167 requires an ongoing reassessment of whether a company is the primary beneficiary of a variable interest entity. SFAS No. 167 also requires additional disclosures about a company’s involvement in variable interest entities and any significant changes in risk exposure due to that involvement. SFAS No. 167 is effective as of the beginning of the first fiscal year that begins after November 15, 2009. The adoption of SFAS No. 167 is not expected to have a material impact on the Company’s financial statements.

In June 2009, the FASB issued Statement No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles”, or SFAS No. 168. The statement was issued to replace SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”, and establish the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB in the preparation of financial statements in conformity with generally accepted accounting principles, or GAAP. Essentially, the GAAP hierarchy will be modified to only include 2 levels – authoritative and non-authoritative. SFAS No. 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009, and is not expected to have a material impact on the Company’s financial statements.

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(numbers in tables in thousands)

(unaudited)

1.	Significant Accounting Policies (continued)

Earnings per Share

The Company computes basic income per share information based on the weighted-average number of common shares outstanding during the period. The Company computes diluted income per share information based on the weighted-average number of common shares outstanding during the period plus the effects of any dilutive common stock equivalents. The Company excluded 1,253,200 shares and 6,129,295 shares from the calculation of diluted earnings per share during the three months ended June 30, 2008 and 2009, respectively, and 1,203,000 shares and 6,078,772 shares from the calculation of diluted earnings per share during the six months ended June 30, 2008 and 2009, respectively, because they were antidilutive. Included in the calculation of antidilutive shares are the Company’s stock options, employee stock purchase plan subscriptions and restricted stock that are antidilutive for the period.

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

Investments and cash equivalents - Where quoted prices are available in an active market, securities are classified in Level 1 of the valuation hierarchy. Level 1 securities include highly liquid debt obligations for which there are quoted prices in active markets, money market funds that trade daily based on net asset values or quoted prices in active markets, and exchange-traded equities. If quoted market prices are not available for the specific security, then the Company estimates fair values by using pricing models or quoted prices of securities with similar characteristics. Examples of such instruments are commercial paper and certain municipal debt obligations, which would generally be classified within Level 2 of the valuation hierarchy. In certain cases where there is limited activity or less transparency around inputs to the valuation, the Company classifies securities within Level 3 of the valuation hierarchy.

Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with GAAP in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(numbers in tables in thousands)

(unaudited)

2.	Acquisitions and Dispositions

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

On April 3, 2009, the Company acquired 100 percent of the outstanding equity interests of Magen BioSciences, Inc., a biotechnology company focused on dermatologic therapies, for total consideration of $14.9 million. Of this amount, the Company paid $13.1 million in connection with the closing and expects to pay the remaining $1.8 million in the second quarter of 2010, which is recorded as a component of other accrued expenses as of June 30, 2009. Through the acquisition, the Company is expanding its compound partnering program into dermatology and gaining screening capability for dermatologic compounds. This acquisition is included in the Company’s Discovery Sciences segment.

On April 21, 2009, the Company acquired 100 percent of outstanding equity interests of AbC.R.O., Inc., a contract research organization operating in Central and Eastern Europe, for total consideration of $39.9 million. Of this amount, the Company paid $36.7 million and is expected to pay the remaining $3.2 million in the second quarter of 2011, which is recorded as a component of other long-term liabilities as of June 30, 2009. Through the acquisition, the Company is expanding its infrastructure in this region for clinical research by adding offices in Romania, Bulgaria, Serbia and Croatia, as well as strengthening its operations in other countries in the region. This acquisition is included in the Company’s Development segment. The fair value of the financial assets acquired includes accounts receivables of $4.4 million and unbilled receivables of $2.4 million, which are expected to be collected in the normal course of business.

Acquisition costs related to Magen and AbCRO were not significant and are included in selling, general and administrative costs in the consolidated condensed statements of income.

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

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(numbers in tables in thousands)

(unaudited)

2.	Acquisitions and Dispositions (continued)

The Company allocated the total purchase price for these acquisitions to the estimated fair value of assets acquired and liabilities assumed as set forth in the following table:

	Innopharm	Vaccine Lab	AbCRO	Magen	Total

Condensed balance sheet:
Current assets	$400	$—	$10,363	$3,625	$14,388
Property and equipment	662	21,433	1,025	609	23,729
Other long-term assets	—	—	90	—	90
Current liabilities	(564)	—	(4,780)	(1,242)	(6,586)
Value of identifiable intangible assets:
Backlog and customer relationships	308	3,500	7,920	—	11,728
In process research and development	—	—	—	10,361	10,361
Goodwill	8,194	537	25,291	1,513	35,535

Total	$9,000	$25,470	$39,909	$14,866	$89,245

Pro forma results of operations prior to the dates of acquisition have not been presented because the financial results are immaterial.

The Company expects to be able to deduct the goodwill related to the Innopharm and Vaccine lab acquisitions for tax purposes, but not that of AbCRO and Magen.

Dispositions

In May 2009, the Company completed its disposition of substantially all of the assets of its wholly owned subsidiary Piedmont Research Center, LLC, to Charles River Laboratories International, Inc. for total consideration of $46.0 million. Piedmont Research Center provided preclinical research and evaluation of anticancer agents and therapies and was included in the Company’s Discovery Sciences segment. Due to the unique service offerings of Piedmont Research Center, the Company felt this business unit was not a long-term strategic fit.

The results of Piedmont Research Center, LLC are reported as discontinued operations within the consolidated condensed statements of income as set forth in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2009	2008	2009

Net revenue	$3,873	$1,079	$7,662	$4,655

Income (loss) from discontinued operations	847	(89)	1,707	379
Gain on sale of business	—	35,505	—	35,505
Provision for income taxes	(381)	(16,019)	(726)	(16,216)
Discontinued operations, net of provision for income taxes	466	19,397	981	19,668

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

(numbers in tables in thousands)

(unaudited)

3.	Cash and Cash Equivalents, Short-term Investments, Long-term Investments and Other Investments

Cash and cash equivalents, short-term investments, long-term investments and other investments were composed of the following as of the dates set forth below:

	Cash and cash equivalents	Short-term investments	Long-term investments	Other investments
As of December 31, 2008
Cash	$188,632
Time deposits	4,191	$10,000
Money market funds	298,932
Auction rate securities			$89,618
Municipal debt securities		17,064

Cost basis investments:
Bay City Capital Funds				$7,504
A.M. Pappas Funds				2,620
Accelerator III and incubator companies				1,158
Other investments				750

Total	$491,755	$27,064	$89,618	$12,032

As of June 30, 2009
Cash	$177,583
Time deposits	73,565
Money market funds	308,692
Auction rate securities			$96,276
Municipal debt securities		$13,078

Cost basis investments:
Bay City Capital Funds				$8,523
A.M. Pappas Funds				2,825
Accelerator III and incubator companies				1,767
Other investments				1,394

Total	$559,840	$13,078	$96,276	$14,509

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

As of December 31, 2008 and June 30, 2009, the Company had the following unrealized gains and losses on investments:

	December 31, 2008	June 30, 2009

Unrealized gains on municipal debt securities	$79	$28
Unrealized losses on municipal debt securities	117	161
Unrealized losses on auction rate securities	30,457	20,599

For the three months and six months ended June 30, 2008 and 2009, the Company had the following gross realized gains and losses on investments:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2009	2008	2009

Gross realized gains on other investments	$851	$716	$—	$716
Gross realized gains on municipal debt securities	13	—	694	—
Gross realized losses on other investments	—	—	3,734	—
Gross realized losses on municipal debt securities	8	—	8	—

The Company held $89.6 million and $96.3 million, net of unrealized loss, in auction rate securities at December 31, 2008 and June 30, 2009, respectively. The Company’s portfolio of investments in auction rate securities consists principally of interests in government-guaranteed student loans, insured municipal debt obligations and municipal preferred auction rate securities. While the Company liquidated $3.2 million of its auction rate securities portfolio at par value in the second quarter of 2009, due to continuing uncertainties about the liquidity in the auction rate securities market, the Company classified its entire balance of auction rate securities as long-term assets at June 30, 2009. The Company also recorded an unrealized loss on these investments of $20.6 million as of June 30, 2009 and $30.5 million as of December 31, 2009. This unrealized loss was recorded based on a Level 3 valuation, including assumptions about appropriate maturity periods of the instruments by utilizing an average seven-year workout period based on industry expectations, market interest rates for comparable securities and the underlying credit worthiness of the issuers. The Company concluded that this impairment was temporary because of its ability and intent to hold the auction rate securities until the fair value recovers. The Company will continue to seek to liquidate these investments at par value and will review the classification and valuation of these securities quarterly.

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(numbers in tables in thousands)

(unaudited)

3.	Cash and Cash Equivalents, Short-term Investments, Long-term Investments and Other Investments (continued)

Other Investments

The Company has other investments in privately held entities that are not publicly traded and for which fair values are not readily determinable. The Company records all of its investments in privately held entities at cost. The Company determines realized and unrealized gains and losses on a specific identification basis. The Company assesses the net realizable value of these entities on a quarterly basis to determine if there has been a decline in the fair value of these entities, and if so, if the decline is other-than-temporary. This quarterly review includes an evaluation of the entity, including, among other things, the market condition of its overall industry, historical and projected financial performance, expected cash needs and recent funding events, as well as the Company’s expected holding period and the length of time and the extent to which the fair value of the investment has been less than cost. Upon realization or recognition of an other-than-temporary decline in the fair market value of an investment, the Company records an impairment of that investment. As of December 31, 2008 and June 30, 2009, the Company had $0 and $0.7 million, respectively, in unrealized gains and no unrealized losses on other investments.

In November 2008, the Company invested a total of $1.2 million in Accelerator III Corporation and its incubator companies. The Company has committed to invest a total of $4.6 million. Aggregate investments through June 30, 2009 were $1.8 million. The Company owns approximately 19.9% of Accelerator III and its ownership in incubator companies will vary, but should not exceed 19.9%.

The Company is a limited partner in several venture capital funds established for the purpose of investing in life sciences and healthcare companies. These funds require the Company to commit to make investments in the funds over a period of time. The Company’s capital commitments in these funds at June 30, 2009 are as follows:

Fund	Ownership	Total Capital Commitment	Remaining Capital Commitment	Capital Commitment Expiration
Bay City Capital Fund IV, L.P.	2.9%	$10,000	$3,038	September 2010
Bay City Capital Fund V, L.P.	2.0%	10,000	8,606	October 2012
A.M. Pappas Life Science Ventures III, L.P.	4.7%	4,800	1,784	December 2009
A.M. Pappas Life Science Ventures IV, L.P.	3.0%	2,935	2,729	February 2014

4.	Accounts Receivable and Unbilled Services

Accounts receivable and unbilled services consisted of the following amounts on the dates set forth below:

	December 31, 2008	June 30, 2009
Billed	$257,386	$272,083
Unbilled	154,588	162,048
Allowance for doubtful accounts	(10,671)	(11,041)

Total accounts receivable and unbilled services, net	$401,303	$423,090

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(numbers in tables in thousands)

(unaudited)

5.	Property and Equipment

Property and equipment, stated at cost, consisted of the following amounts on the dates set forth below:

	December 31, 2008	June 30, 2009
Land	$8,197	$8,298
Buildings and leasehold improvements	248,582	254,250
Fixed assets not placed in service	3,618	2,943
Information technology and systems under development	28,031	30,726
Furniture and equipment	209,474	215,314
Computer equipment and software	175,870	188,239

Total property and equipment	673,772	699,770
Less accumulated depreciation	(287,984)	(317,094)

Total property and equipment, net	$385,788	$382,676

Information technology and systems under development as of June 30, 2009, included software licenses purchased from a third-party vendor with annual payment terms as follows:

June 1, 2010	$4,212
June 1, 2011	4,212
June 1, 2012	4,212

Total future remaining payments	$12,636
Present value discount	(718)

Present value of remaining payments	$11,918

The Company classified its liability related to these licenses as $4.2 million in other accrued expenses and $7.7 million in other long-term liabilities on its consolidated condensed balance sheet as of June 30, 2009.

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(numbers in tables in thousands)

(unaudited)

6.	Goodwill and Intangible Assets

Changes in the carrying amount of goodwill for the six months ended June 30, 2009, by operating segment, were as follows:

	Development	Discovery Sciences	Total
Balance as of December 31, 2008	$167,438	$53,616	$221,054
Goodwill recorded during the period for acquisitions	25,505	1,513	27,018
Goodwill disposition	—	(8,487)	(8,487)
Translation adjustments	324	—	324

Balance as of June 30, 2009	$193,267	$46,642	$239,909

In May 2009, the Company completed its disposition of the assets of Piedmont Research Center, LLC to Charles River Laboratories International, Inc. As a result, $8.5 million in goodwill was disposed of. For further details, see Note 2.

The Company’s other intangible assets were composed of the following as of the dates set forth below:

	December 31, 2008			June 30, 2009
	Carrying Amount	Accumulated Amortization	Net	Carrying Amount	Accumulated Amortization	Net
Backlog and customer relationships	$4,116	$(355)	$3,761	$11,736	$(1,049)	$10,687
Other intangible assets	2,000	—	2,000	12,361	—	12,361

Total	$6,116	$(355)	$5,761	$24,097	$(1,049)	$23,048

Intangible assets consist of backlog, customer relationships and other intangible assets. Backlog and customer relationships are subject to amortization, which the Company amortizes on a straight-line basis, based on an estimated useful life of three to ten years. The weighted-average amortization period is 5.7 years for backlog and customer relationships.

Other intangible assets have an indefinite life, and therefore, the Company does not amortize these assets. During the three months ended June 30, 2009, the Company acquired in process research and development of $10.4 million through the acquisition of Magen BioSciences, Inc., which has been reflected as an other intangible asset. For further details, see Note 2.

Amortization expense for the three months ended June 30, 2008 and 2009 was $15,400 and $0.5 million, respectively. Amortization expense for the six months ended June 30, 2008 and 2009 was $30,800 and $0.7 million, respectively. As of June 30, 2009, expected amortization expense for each of the next five years is as follows:

2009 (remaining six months)	$1,014
2010	2,029
2011	1,982
2012	1,397
2013	1,220

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

During the six months ended June 30, 2009, the Company granted options to purchase 1,550,000 shares with a weighted-average exercise price of $26.18. This amount includes options to purchase 1,367,000 shares granted in the Company’s annual grant during the first quarter of 2009. All options were granted with an exercise price equal to the fair value of the Company’s common stock on the grant date. The fair value of the Company’s common stock on the grant date is equal to the Nasdaq closing price of the Company’s stock on the date of grant. The weighted-average grant date fair value per share determined using the Black-Scholes option-pricing method and the aggregate fair value of options granted during the six months ended June 30, 2009 was $6.41 and $10.0 million, respectively. As of June 30, 2009, the Company had 9.2 million options outstanding.

8.	Comprehensive Income

Comprehensive income consisted of the following amounts on the dates set forth below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2009	2008	2009
Net income, as reported	$49,006	$58,061	$89,135	$102,630
Other comprehensive income (loss):
Cumulative translation adjustment	1,621	22,100	10,607	13,478
Change in fair value of hedging transaction, net of taxes of $790, $5,459, $884 and $5,196, respectively	1,362	12,473	1,598	11,573
Reclassification adjustment for hedging results included in direct costs, net of taxes of ($111), $459, ($20) and $1,845, respectively	(88)	876	171	4,548
Net unrealized gain (loss) on investments, net of taxes of ($2,089), $564, ($1,391) and $3,694, respectively	(3,284)	1,027	(2,554)	6,711

Total other comprehensive income (loss)	(389)	36,476	9,822	36,310

Comprehensive income	$48,617	$94,537	$98,957	$138,940

Accumulated other comprehensive (loss) income consisted of the following amounts on the dates set forth below:

	December 31, 2008	June 30, 2009
Translation adjustment	$(10,362)	$3,116
Pension liability, net of tax benefit of $4,683	(12,078)	(12,078)
Fair value on hedging transaction, net of tax benefit (expense) of $5,092 and ($1,883), respectively	(12,371)	3,750
Net unrealized loss on investments, net of tax benefit of $10,761 and $7,067, respectively	(19,733)	(13,022)

Total	$(54,544)	$(18,234)

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

The Company recognizes changes in the ineffective portion of a derivative instrument in earnings in the current period as a component of direct costs. The Company measures effectiveness for forward cash flow hedge contracts by comparing the fair value of the forward contract to the change in the forward value of the anticipated transaction. The Company’s hedging portfolio ineffectiveness during the three months ended June 30, 2008 and 2009 was $0.2 million and $0.1 million, respectively. The Company’s hedging portfolio ineffectiveness for the six months ended June 30, 2008 and 2009 was $0.4 million and $0.2 million, respectively.

As of June 30, 2009, the Company’s existing hedging contracts will expire over the next 18 months. The Company expects to reclassify the current net loss positions of $2.6 million, net of tax, within the next 12 months from OCI into the statement of income. At December 31, 2008 and June 30, 2009, the Company’s foreign currency derivative portfolio resulted in the Company recognizing an asset of $3.1 million and $9.7 million, respectively, as a component of prepaid expenses and a liability of $20.5 million and $3.9 million, respectively, as a component of other accrued expenses.

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

Pension costs for the U.K. pension plan included the following components on the dates set forth below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2009	2008	2009

Service cost	$384	$268	$770	$517
Interest cost	810	636	1,623	1,225
Expected return on plan assets	(794)	(465)	(1,592)	(896)
Amortization of losses	116	243	233	469

Net periodic pension cost	$516	$682	$1,034	$1,315

For the six months ended June 30, 2009, the Company made contributions totaling $0.3 million and anticipates contributing an additional $0.6 million to fund this plan during the remainder of 2009.

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

The Company is self-insured for health insurance for the majority of its employees located within the United States, but maintains stop-loss insurance on a “claims made” basis for expenses in excess of $0.3 million per member per year. As of December 31, 2008 and June 30, 2009, the Company maintained a reserve of $3.4 million and $4.0 million, respectively, included in other accrued expenses on the consolidated condensed balance sheets, to cover open claims and estimated claims incurred but not reported.

As of June 30, 2009, the Company had commitments to invest up to an aggregate additional $16.2 million in four venture capital funds. The Company had also committed to invest up to an aggregate additional $2.8 million in other investments. For further details, see Note 3.

As of June 30, 2009, the Company’s total gross unrecognized tax benefits were $28.1 million, of which $11.7 million, if recognized, would reduce its effective tax rate. The Company believes that it is reasonably possible that the total amount of unrecognized tax benefits could decrease by up to $5.7 million within the next 12 months due to the settlement of audits and the expiration of the statutes of limitations.

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(numbers in tables in thousands)

(unaudited)

11.	Commitments and Contingencies (continued)

The Company’s policy for recording interest and penalties associated with tax audits is to record them as a component of provision for income taxes. During the first six months of 2009, the amount of interest and penalties recorded as an expense to the statement of income was $0.8 million and $0.1 million, respectively. As of June 30, 2009, $6.6 million of interest and $1.1 million of penalties were accrued with respect to uncertain tax positions. To the extent interest and penalties are not assessed with respect to uncertain tax positions, the Company will reduce amounts accrued and reflect them as a reduction of the overall income tax provision.

The Company has been involved in compound development and commercialization collaborations since 1997. The Company developed a risk-sharing research and development model to help pharmaceutical and biotechnology clients develop compounds. Through collaborative arrangements based on this model, the Company assists its clients by sharing the risks and potential rewards associated with the development and commercialization of drugs at various stages of development. As of June 30, 2009, the Company’s two main collaborations were with Johnson & Johnson and Takeda Pharmaceuticals Company Limited and related to dapoxetine and alogliptin, respectively. Both involve the potential future receipt of one or more of the following forms of revenue: payments upon the achievement of specified regulatory and sales-based milestones; and royalty payments if the compound is approved for sale. To date, Finland, Sweden, Portugal, Austria, Italy, Spain, Germany and Mexico have approved dapoxetine for marketing under the trade name PriligyTM, and the Company received a $2.5 million milestone payment on each of the first two national approvals, for a total of $5.0 million, in the first quarter of 2009. The Company is entitled to royalties on net sales of Priligy, followed by sales-based milestones if requisite sales levels are reached. With regard to alogliptin, the FDA issued a complete response to Takeda on its NDA in June 2009 and requested Takeda to conduct an additional cardiovascular safety trial to satisfy the FDA’s December 2008 guidance on anti-diabetes therapies. As a result of the risks associated with drug development, including poor or unexpected clinical trial results, obtaining regulatory approval to sell in any country and changing regulatory requirements, the Company might not receive any further milestone payments, royalties or other payments with respect to any of its drug development collaborations.

As of June 30, 2009, the Company had two collaborations that involved potential future expenditures. The first is the Company’s collaboration with Johnson & Johnson for Priligy. In connection with this collaboration, the Company has an obligation to pay a royalty to Eli Lilly and Company of 5% on annual net sales of the compound in excess of $800 million.

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

The following table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis as of June 30, 2009:

	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents	$308,692	$73,565	$—	$382,257
Short-term investments	—	13,078	—	13,078
Long-term investments	—	—	96,276	96,276
Derivative contracts	—	9,728	—	9,728

Total assets	$308,692	$96,371	$96,276	$501,339

Liabilities
Derivative contracts	$—	$3,891	$—	$3,891

Total liabilities	$—	$3,891	$—	$3,891

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(numbers in tables in thousands)

(unaudited)

12.	Fair Value of Financial Instruments (continued)

The following table provides a reconciliation of the beginning and ending balances for assets and liabilities measured at fair value using significant unobservable inputs (Level 3) for the six months ended June 30, 2009:

Long-term investments
Balance as of December 31, 2008	$89,618

Adjustment to previously recognized unrealized loss on investments included in other comprehensive income	8,893

Balance as of March 31, 2009	$98,511

Liquidation of investments	(3,200)

Adjustment to previously recognized unrealized loss on investments included in other comprehensive income	965

Balance as of June 30, 2009	$96,276

13.	Business Segment Data

Revenue by principal business segment is separately stated in the consolidated condensed financial statements. Income from operations and identifiable assets by principal business segment were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2009	2008	2009
Income (loss) from continuing operations:
Development	$72,714	$59,125	$131,011	$121,905
Discovery Sciences	(2,818)	(5,743)	5,954	(3,274)

Total	$69,896	$53,382	$136,965	$118,631

	December 31, 2008	June 30, 2009
Identifiable assets:
Development	$1,680,317	$1,796,876
Discovery Sciences	74,111	82,722

Total	$1,754,428	$1,879,598

14.	Subsequent Event

In July 2009, the Company reduced its workforce in North America by approximately 270 employees. In the third quarter of 2009, the affected employees will receive transition pay and benefits along with outplacement services totaling approximately $4.0 million.

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

With 76 offices in 38 countries and more than 10,000 professionals worldwide, we have provided services to 46 of the top 50 pharmaceutical companies in the world as ranked by 2007 healthcare research and development spending. We also work with leading biotechnology and medical device companies and government organizations that sponsor clinical research. We are one of the world’s largest providers of drug development services based on 2008 annual net revenue generated from contract research organizations.

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

Executive Overview

Our revenues are dependent on a relatively small number of industries and clients. As a result, we closely monitor the market for our services. For a discussion of the trends affecting the market for our services, see “Item 1. Business – Industry Overview – Trends Affecting the Drug Discovery and Development Industry” in our Annual Report on Form 10-K for the year ended December 31, 2008. In the first half of 2009, we experienced lower demand for our services, high cancellation rates and significant project delays. We believe this was primarily due to the current general economic conditions and global financial crisis. Despite these conditions and uncertainties about the level of and delays in R&D spending by pharmaceutical and biotech companies, we continue to believe in the fundamentals that drive the market for CRO services and that the market will rebound in future periods. For the remainder of 2009, we plan to focus on sales execution, operational performance and building strategic partnerships with pharmaceutical and biotechnology companies.

Despite the current market for CRO services, we continue to expand our operations. We are making progress on our new laboratories in Ireland and Singapore, expecting both to be operational in the second half of 2009. We recently completed our acquisition of AbC.R.O., Inc., which expanded our footprint and existing capabilities in Central and Eastern Europe. Finally, we believe there are opportunities to grow our vaccine lab, which we acquired at the end of 2008.

We review various metrics to evaluate our financial performance, including period-to-period changes in backlog, new authorizations, cancellation rates, revenue, margins and earnings. In the second quarter of 2009, we had new authorizations of $465.9 million, a decrease of 15.6% over the same period in 2008. The cancellation rate for the second quarter of 2009 was 6.7% of backlog compared to 5.9% for the second quarter in 2008. Backlog was to $3.2 billion as of June 30, 2009, up 11.2% over June 30, 2008. The average length of our contracts continued to increase, reaching 37 months as of June 30, 2009, up from 34 months as of June 30, 2008 due primarily to several new contracts with longer than average duration.

Backlog by client type as of June 30, 2009 was 65.4% pharmaceutical, 25.8% biotech and 8.8% government/other, as compared to 53.9% pharmaceutical, 35.8% biotech and 10.3% government/other as of June 30, 2008. This change in the composition of our backlog is primarily a result of an increase in authorizations from pharmaceutical companies during the 12 month period ended June 30, 2009. Net revenue by client type for the quarter ended June 30, 2009 was 59.7% pharmaceutical, 29.0% biotech and 11.3% government/other, compared to 55.5% pharmaceutical, 31.2% biotech and 13.3% government/other for the quarter ended June 30, 2008.

For the second quarter of 2009, net revenue contribution by service area was 78.6% for Phase II-IV services, 17.4% for laboratory services, 3.7% for the Phase I clinic and 0.2% for Discovery Sciences, compared to 80.2% for Phase II-IV services, 14.3% for laboratory services, 4.4% for the Phase I clinic and 1.1% for Discovery Sciences for the same period in 2008. Top therapeutic areas by net revenue for the quarter ended June 30, 2009 were oncology, circulatory/cardiovascular, infectious diseases, endocrine/metabolic and central nervous system. For a detailed discussion of our revenue, margins, earnings and other financial results for the quarter ended June 30, 2009, see “Results of Operations – Three Months Ended June 30, 2008 versus Three Months Ended June 30, 2009” below.

In July 2009, we reduced our workforce in North America by approximately 270 employees. In the third quarter of 2009, the affected employees will receive transition pay and benefits along with outplacement services, totaling approximately $4.0 million.

As of June 30, 2009, we had $669.2 million of cash and cash equivalents and short- and long-term investments, after giving effect to the payment of our second quarter dividend of $17.7 million and capital expenditures of $9.2 million. In the second quarter of 2009, we generated $14.5 million in cash from operations. The number of days’ revenue outstanding in accounts receivable and unbilled services, net of unearned income, also known as DSO, was 32 days for the six months ended June 30, 2009, compared to 42 days for the year ended December 31, 2008. DSO decreased in the first six months of 2009 due to improved cash collections, the mix of contracts performed and their payment terms. We plan to continue to monitor DSO and the various factors that affect it. However, we expect DSO will continue to fluctuate from quarter to quarter depending on contract terms, the mix of contracts performed and our success in collecting receivables.

In May 2009, we completed our disposition of the assets of our wholly owned subsidiary, Piedmont Research Center, LLC, to Charles River Laboratories International, Inc. for total consideration of $46.0 million. Due to the unique service offering of Piedmont Research Center, we felt this business unit was not a long-term strategic fit for us. Going forward, we intend to focus our resources on our core development and discovery services, including our compound partnering programs, to drive future revenue and earnings growth.

In April 2009, we acquired Magen BioSciences, Inc., a biotechnology company focused on dermatologic therapies, for total consideration of $14.9 million. Through this acquisition, we are expanding our compound partnering program into dermatology and gaining screening capability for dermatologic compounds.

With regard to our existing compound partnering arrangements, Johnson & Johnson’s marketing authorization application for dapoxetine is under regulatory review in several countries. To date, Finland, Sweden, Portugal, Austria, Italy, Spain, Germany and Mexico have approved the drug for marketing under the trade name Priligy. In the first quarter of 2009, we received a $2.5 million milestone payment on each of the first two national approvals, for a total of $5.0 million. We recorded royalties from the sale of Priligy in Europe in the second quarter, which marks the first quarter for receipt of royalties from our compound partnering business. We are entitled to royalties on net sales of Priligy and sales-based milestones if requisite sales levels are reached.

Takeda submitted the new drug application, or NDA, for alogliptin to the Food and Drug Administration, or FDA, in December 2007. In June 2009, the FDA issued a complete response to Takeda on its alogliptin NDA and requested Takeda to conduct an additional cardiovascular safety trial that satisfies the FDA’s December 2008 guidance on anti-diabetes therapies. If additional filings and approvals occur for alogliptin, we will receive additional regulatory milestones, royalties on sales and sales-based milestones if specified sales levels are achieved.

With regard to our collaboration on the statin compound, PPD10558, as previously announced, we have completed a high dose comparator study in healthy volunteers. The drug was well-tolerated and the results suggest that it compares favorably to currently marketed statins. We continue to evaluate the future development of this compound.

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

New Business Authorizations and Backlog

We add new business authorizations, which are sales of our services, to backlog when we enter into a contract or letter of intent or receive a verbal commitment. Authorizations can vary significantly from quarter to quarter and contracts generally have terms ranging from several months to several years. We recognize revenue on these authorizations as services are performed. Our new authorizations for the three months ended June 30, 2009 and 2008 were $465.9 million and $552.1 million, respectively.

Our backlog consists of new business authorizations for which the work has not started but is anticipated to begin in the future and of contracts in process that have not been completed. As of June 30, 2009, the remaining duration of the contracts in our backlog ranged from one to 90 months, with a weighted-average duration of 37 months. We expect the weighted-average duration of the contracts in our backlog to fluctuate from quarter to quarter in the future, based on the contracts constituting our backlog at any given time. Amounts included in backlog represent future potential revenue and exclude revenue that we have recognized. We adjust backlog on a monthly basis to account for fluctuations in exchange rates, cancellations of contracts and adjustments to the scope of contracts. Our backlog as of June 30, 2009 and 2008 was $3.2 billion and $2.9 billion, respectively. For various reasons discussed in “Item 1. Business – Backlog” in our Annual Report on Form 10-K for the year ended December 31, 2008, including contract cancellations, our backlog might never be recognized as revenue and is not necessarily a meaningful predictor of future performance.

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

In connection with the management of clinical trials, we pay, on behalf of our clients, fees to investigators and test subjects as well as other out-of-pocket costs for items such as travel, printing, meetings and couriers. Our clients reimburse us for these costs. Amounts paid by us as a principal for out-of-pocket costs are included in direct costs as reimbursable out-of-pocket expenses and the reimbursements we receive as a principal are reported as reimbursed out-of-pocket revenue. In our statements of income, we combine amounts paid by us as an agent for out-of-pocket costs with the corresponding reimbursements, or revenue, we receive as an agent. During the three months ended June 30, 2009 and 2008, fees paid to investigators and other fees we paid as an agent and the associated reimbursements were $97.1 million and $93.7 million, respectively.

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

Three Months Ended June 30, 2008 versus Three Months Ended June 30, 2009

The following table sets forth amounts from our consolidated condensed financial statements along with the dollar and percentage change for the three months ended June 30, 2008 compared to the three months ended June 30, 2009.

	Three Months Ended June 30,
(in thousands, except per share data)	2008	2009	$ Inc (Dec)	% Inc (Dec)
Net revenue:
Development	$370,648	$330,179	$(40,469)	(10.9)%
Discovery Sciences	385	768	383	99.5
Reimbursed out-of-pockets	32,110	24,271	(7,839)	(24.4)

Total net revenue	403,143	355,218	(47,925)	(11.9)

Direct costs:
Development	183,546	158,486	(25,060)	(13.7)
Discovery Sciences	289	502	213	73.7
Reimbursable out-of-pocket expenses	32,110	24,271	(7,839)	(24.4)

Total direct costs	215,945	183,259	(32,686)	(15.1)

Research and development expenses	1,895	4,701	2,806	148.1
Selling, general and administrative expenses	100,560	97,782	(2,778)	(2.8)
Depreciation and amortization	14,847	16,094	1,247	8.4

Income from operations	69,896	53,382	(16,514)	(23.6)

Reimbursement on (impairment of) investments, net	2,976	—	(2,976)	(100.0)
Other income, net	2,555	1,075	(1,480)	(57.9)

Income from continuing operations before provision for income taxes	75,427	54,457	(20,970)	(27.8)
Provision for income taxes	26,887	15,793	(11,094)	(41.3)

Income from continuing operations	48,540	38,664	(9,876)	(20.3)

Discontinued operations, net of provision for income taxes	466	19,397	18,931	4062.4

Net income	$49,006	$58,061	$9,055	18.5

Income per diluted share from continuing operations	$0.40	$0.33	$(0.07)	(17.5)

Income per diluted share from discontinued operations	$0.00	$0.16	$0.16	0.0

Net income per diluted share	$0.41	$0.49	$0.08	19.5

Total net revenue decreased $47.9 million to $355.2 million in the second quarter of 2009. The decrease in total net revenue resulted primarily from a decrease in our Development segment revenue. The Development segment generated net revenue of $330.2 million, which accounted for 93.0% of total net revenue for the second quarter of 2009. The $40.5 million decrease in Development segment net revenue was primarily attributable to a $37.9 million decrease in net revenue from our Phase II-IV services, of which $7.7 million of the decrease was due to the strengthening of the U.S. dollar relative to the euro, Brazilian real and pound sterling. Our Phase I clinic also had a decrease in net revenue in the second quarter of 2009 as compared to the same period in 2008, which was partially offset by an increase in net revenue from our laboratory units primarily due to revenue generated from our vaccine lab acquired in December 2008.

Total direct costs decreased $32.7 million to $183.3 million in the second quarter of 2009 primarily as the result of a decrease in Development segment direct costs. Development segment direct costs decreased $25.1 million to $158.5 million in the second quarter of 2009. This decrease was mainly attributable to a decrease in personnel costs of $18.1 million and a decrease in contract labor and subcontractor costs of $8.3 million, partially offset by an increase of $2.2 million related to losses on our foreign currency hedging position. Of the $25.1 million decrease in Development segment direct costs, $8.0 million of the decrease was due to the strengthening of the U.S. dollar relative to the euro, Brazilian real and pound sterling and $6.6 million of the decrease was attributable to a research credit recognized in the second quarter of 2009 associated with a foreign research incentive program. Of the $6.6 million, $4.9 million was related to qualifying foreign research credits incurred during 2008. We expect to receive quarterly research credits of approximately $0.9 million during the remainder of 2009.

R&D expenses increased $2.8 million to $4.7 million in the second quarter of 2009. The increase in R&D expense was primarily due to development costs associated with our dermatology compounds that we acquired as part of the Magen acquisition in April 2009. We plan to continue to evaluating other compound partnering strategies and opportunities, which could result in additional R&D expenses and earnings dilution in future periods.

SG&A expenses decreased $2.8 million to $97.8 million in the second quarter of 2009. The decrease in SG&A expenses was primarily related to a $4.6 million decrease in personnel costs attributable to $4.0 million in research credits mentioned above and a decrease in recruitment and relocation costs of $1.9 million, partially offset by a $1.6 million increase in bad debt expense.

Depreciation and amortization expense increased $1.2 million to $16.1 million in the second quarter of 2009. The increase relates to property and equipment we acquired over the past year to accommodate growth.

Other income, net decreased $1.5 million to $1.1 million in the second quarter of 2009. This decrease was due primarily to a $3.0 million decrease in interest income from lower interest rates earned on cash balances, partially offset by a $0.7 million gain on the sale of investments. Changes in foreign currency exchange rates from the time we prepare invoices until the client pays also resulted in a net loss on foreign currency transactions of $0.6 million for the second quarter of 2009, down from a net loss of $1.5 million in the second quarter of 2008.

Our provision for income taxes from continuing operations decreased $11.1 million to $15.8 million in the second quarter of 2009. Our effective income tax rate from continuing operations for the second quarter of 2009 was 29.0% compared to 35.7% for the second quarter of 2008. This decrease in our tax rate was primarily due to the receipt of nontaxable foreign research credits.

Discontinued operations, net of provision for income taxes was $19.4 million for the second quarter of 2009. In May 2009, we completed our disposition of Piedmont Research Center, our preclinical oncology services business, to Charles River Laboratories. As a result, this business unit has been shown as discontinued operations for the quarters ended June 30, 2008 and 2009. The gain from the sale of business of $19.5 million, net of provision for income taxes of $16.1 million was recognized in the second quarter of 2009.

Net income of $58.1 million in the second quarter of 2009 represents an increase of 18.5% from $49.0 million in the second quarter of 2008. Net income per diluted share of $0.49 in the second quarter of 2009 represents a 19.5% increase from $0.41 net income per diluted share in the second quarter of 2008.

Six Months Ended June 30, 2008 versus Six Months Ended June 30, 2009

The following table sets forth amounts from our consolidated condensed financial statements along with the dollar and percentage change for the six months ended June 30, 2008 compared to the six months ended June 30, 2009.

	Six Months Ended June 30,
(in thousands, except per share data)	2008	2009	$ Inc (Dec)	% Inc (Dec)
Net revenue:
Development	$718,446	$665,533	$(52,913)	(7.4)%
Discovery Sciences	16,363	6,444	(9,919)	(60.6)
Reimbursed out-of-pockets	60,791	48,133	(12,658)	(20.8)

Total net revenue	795,600	720,110	(75,490)	(9.5)

Direct costs:
Development	360,736	322,655	(38,081)	(10.6)
Discovery Sciences	746	1,118	372	49.9
Reimbursable out-of-pocket expenses	60,791	48,133	(12,658)	(20.8)

Total direct costs	422,273	371,906	(50,367)	(11.9)

Research and development expenses	6,198	6,227	29	0.5
Selling, general and administrative expenses	198,963	192,019	(6,944)	(3.5)
Depreciation and amortization	29,594	31,327	1,733	5.9
Impairment of intangible asset	1,607	—	(1,607)	(100.0)

Income from operations	136,965	118,631	(18,334)	(13.4)

Reimbursement on (impairment of) investments, net	(13,343)	—	13,343	(100.0)
Other income, net	8,272	857	(7,415)	(89.6)

Income from continuing operations before provision for income taxes	131,894	119,488	(12,406)	(9.4)
Provision for income taxes	43,740	36,526	(7,214)	(16.5)

Income from continuing operations	88,154	82,962	(5,192)	(5.9)

Discontinued operations, net of provision for income taxes	981	19,668	18,687	1904.9

Net income	$89,135	$102,630	$13,495	15.1

Income per diluted share from continuing operations	$0.73	$0.70	$(0.03)	(4.1)

Income per diluted share from discontinued operations	$0.01	$0.17	$0.16	1600.0

Net income per diluted share	$0.74	$0.87	$0.13	17.6

Total net revenue decreased $75.5 million to $720.1 million in the first six months of 2009. The decrease in total net revenue resulted from decreases in both our Development and Discovery Sciences segment revenue. The Development segment generated net revenue of $665.5 million, which accounted for 92.4% of total net revenue for the first six months of 2009. The $52.9 million decrease in Development segment net revenue was primarily attributable to a $51.0 million decrease in net revenue from our Phase II-IV services, of which $17.4 million of the decrease was due to the strengthening of the U. S. dollar relative to the euro, Brazilian real and pound sterling. Our Phase I clinic also had a decrease in net revenue in the first six months of 2009 as compared to the same period in 2008, which was offset by an increase in net revenue from our laboratory units primarily due to revenue generated from our vaccine lab.

The Discovery Sciences segment generated net revenue of $6.4 million in the first six months of 2009, a decrease of $9.9 million from the first six months of 2008. The higher 2008 Discovery Sciences segment net revenue was mainly attributable to the $15.0 million milestone payment we earned in the first six months of 2008 as a result of Takeda’s submission of the alogliptin NDA to the FDA, while in 2009 we received $5.0 million in milestone payments as a result of regulatory approvals of Priligy in Finland and Sweden.

Total direct costs decreased $50.4 million to $371.9 million in the first six months of 2009 primarily as the result of a decrease in Development segment direct costs. Development segment direct costs decreased $38.1 million to $322.7 million in the first six months of 2009. This decrease was mainly attributable to a decrease in personnel costs of $27.5 million and a decrease in contract labor and subcontractor costs of $13.5 million, partially offset by an increase of $6.6 million related to losses on our foreign currency hedging position. Of the $38.1 million decrease in Development segment direct costs, $15.0 million of the decrease was due to the strengthening of the U.S. dollar relative to the euro, Brazilian real and pound sterling and $6.6 million of the decrease was attributable to a research credit recognized in the second quarter of 2009 associated with a foreign research incentive program. Of the $6.6 million, $4.9 million was related to qualifying foreign research credits incurred during 2008. We expect to receive quarterly research credits of approximately $0.9 million during the remainder of 2009.

SG&A expenses decreased $6.9 million to $192.0 million in the first six months of 2009. The decrease in SG&A expenses was primarily related to a $4.0 million decrease in personnel costs attributable to research credits mentioned above, a decrease in recruitment and relocation costs of $3.7 million and a decrease in travel costs of $2.0 million, partially offset by a $1.8 million increase in information systems.

Depreciation and amortization expense increased $1.7 million to $31.3 million in the first six months of 2009. The increase relates to property and equipment we acquired over the past year to accommodate growth.

Other income, net decreased $7.4 million to $0.9 million in the first six months of 2009. This decrease was due primarily to a $7.3 million decrease in interest income from lower interest rates earned on cash balances.

Our provision for income taxes from continuing operations decreased $7.2 million to $36.5 million in the first six months of 2009. Our effective income tax rate from continuing operations for the first six months of 2009 was 30.6% compared to 33.2% for the first six months of 2008. This decrease in our tax rate was primarily due to the receipt of the nontaxable foreign research credits.

Discontinued operations, net of provision for income taxes was $19.7 million in the first six months of 2009. In May 2009, we completed our disposition of Piedmont Research Center, our preclinical oncology services business, to Charles River Laboratories. As a result, this business unit has been shown as discontinued operations for the quarters ended June 30, 2008 and 2009. The gain from the sale of business of $19.5 million, net of provision for income taxes of $16.1 million was recognized in the first six months of 2009.

Net income of $102.6 million in the first six months of 2009 represents an increase of 15.1% from $89.1 million in the first six months of 2008. Net income per diluted share of $0.87 in the first six months of 2009 represents a 17.6% increase from $0.74 net income per diluted share in the first six months of 2008. Net income per diluted share for the first six months of 2008 included a $15.0 million milestone payment from Takeda under our DPP-4 collaboration agreement, a $1.6 million impairment of an intangible asset and a $13.3 million net impairment of investments discussed above. Net income per diluted share for the first six months of 2009 included $5.0 million in milestone payments in connection with the regulatory approvals of Priligy in Finland and Sweden and a $19.5 million gain, net of tax, from the sale of Piedmont Research Center.

Liquidity and Capital Resources

As of June 30, 2009, we had $559.8 million of cash and cash equivalents and $13.1 million of short-term investments. We also had $96.3 million of long-term investments, net of unrealized loss, consisting of auction rate securities. We have classified these auction rate securities as long-term due to uncertainties about the liquidity in the auction rate securities market. Our cash and cash equivalents and short-term investments are invested in financial instruments that are issued or guaranteed by the U.S. government and municipal debt obligations. Our expected primary cash needs are for capital expenditures, expansion of services, possible acquisitions, investments and compound partnering collaborations, geographic expansion, dividends, working capital and other general corporate purposes. We have historically funded our operations, dividends and growth, including acquisitions, primarily with cash flow from operations.

We held $96.3 million and $89.6 million in auction rate securities at June 30, 2009 and December 31, 2008, respectively. Our portfolio of investments in auction rate securities consists of interests in government-guaranteed student loans, insured municipal debt obligations and municipal preferred auction rate securities. We will not be able to liquidate these securities until a future auction is successful, the issuer redeems the outstanding securities or the securities mature. While we liquidated $3.2 million of our auction rate securities portfolio at par value in the second quarter of 2009, due to continuing uncertainties about the liquidity in the auction rate securities market, we classified our entire auction rate securities balance of $96.3 million as long-term assets. We also recorded an unrealized loss on these investments of $20.6 million as of June 30, 2009 and $30.5 million as of December 31, 2008 based on a Level 3 valuation, including assumptions about appropriate maturity periods, market interest rates and underlying credit worthiness of the issuers. We concluded that this impairment was temporary based on the market conditions, our ability and intent to hold the auction rate securities until the fair value recovers and an assessment of credit quality of the underlying collateral.

In the first six months of 2009, our operating activities provided $82.6 million in cash as compared to $177.0 million for the same period last year. The change in cash flow was due primarily to (1) a $38.0 million decrease in noncash items relating to investing or financing activities, including decreases in the following: gain on sale of business of $19.5 million; impairment of investments of $13.3 million and stock option expense of $2.9 million, and (2) deferrals of past, and accruals of expected future, operating cash receipts and payments totaling ($70.5) million. The change in adjustments for accruals of expected future operating cash receipts and payments includes prepaid expenses and investigator advances of $4.6 million and payables to investigators of $3.0 million. The change in adjustments for deferrals of past operating cash receipts and payments includes unearned income of ($46.7) million, accounts payable and other accrued expenses and deferred rent of ($20.6) million, accounts receivable and unbilled services of ($8.4) million and accrued and deferred income taxes of ($3.2) million. Fluctuations in receivables and unearned income occur on a regular basis as we perform services, achieve milestones or other billing criteria, send invoices to clients and collect outstanding accounts receivable. This activity varies by individual client and contract. We attempt to negotiate payment terms that provide for payment of services prior to or soon after the provision of services, but the levels of unbilled services and unearned revenue can vary significantly from quarter to quarter.

In the first six months of 2009, our investing activities used $0.9 million in cash. We used cash of $35.0 million for acquisitions, $23.5 million for capital expenditures and $2.0 million for other investments. These amounts were partially offset by proceeds from the sale of business of $42.1 million and the maturity and sale of investments of $17.0 million. Our capital expenditures in the first six months of 2009 primarily consisted of $14.0 million for computer software and hardware, $4.8 million for various leasehold improvements and $3.6 million for additional scientific equipment for our laboratory units.

In the first six months of 2009, our financing activities used $26.3 million of cash. We used $32.4 million to pay dividends, which was offset by proceeds of $6.0 million from stock option exercises and purchases under our employee stock purchase plan.

The following table sets forth amounts from our consolidated balance sheet affecting our working capital, along with the dollar amount of the change from December 31, 2008 to June 30, 2009.

(in thousands)	December 31, 2008	June 30, 2009	$ Inc (Dec)
Current assets:
Cash and cash equivalents	$491,755	$559,840	$68,085
Short-term investments	27,064	13,078	(13,986)
Accounts receivable and unbilled services, net	401,303	423,090	21,787
Investigator advances	16,901	16,163	(738)
Prepaid expenses	27,242	37,516	10,274
Deferred tax assets	27,972	20,877	(7,095)
Other current assets	26,973	36,588	9,615

Total current assets	$1,019,210	$1,107,152	$87,942

Current liabilities:
Accounts payable	$23,022	$20,406	$(2,616)
Payables to investigators	39,370	40,093	723
Accrued income taxes	18,388	18,987	599
Other accrued expenses	178,926	176,183	(2,743)
Unearned income	246,649	248,196	1,547

Total current liabilities	$506,355	$503,865	$(2,490)

Working capital	$512,855	$603,287	$90,432

Working capital was $603.3 million as of June 30, 2009 compared to $512.9 at December 31, 2008. The increase in working capital was due primarily to an increase in cash and cash equivalents, an increase in accounts receivable and unbilled services, net and prepaid expenses, partially offset by decreases in short-term investments.

For the six months ended June 30, 2009, DSO was 32 days compared to 42 days for the year ended December 31, 2008. We calculate DSO by dividing accounts receivable and unbilled services less unearned income by average daily gross revenue for the applicable period. We expect DSO will continue to fluctuate in the future depending on contract terms, the mix of contracts performed within a quarter, the levels of investigator advances and unearned income, and our success in collecting receivables.

Effective August 1, 2009, we renewed our $25.0 million revolving credit facility with Bank of America, N.A. Indebtedness under the facility is unsecured and subject to covenants relating to financial ratios and restrictions on certain types of transactions. This credit facility does not expressly restrict or limit the payment of dividends. We were in compliance with all loan covenants as of June 30, 2009. Outstanding borrowings under the facility bear interest at an annual fluctuating rate equal to the one-month London Interbank Offered Rate, or LIBOR, plus a margin of 0.75%. We can use borrowings under this credit facility for working capital and general corporate purposes. This credit facility is currently scheduled to expire on June 30, 2010, at which time any outstanding balance will be due. As of June 30, 2009, no borrowings were outstanding under this credit facility, although the aggregate amount available for borrowing had been reduced by $1.8 million due to outstanding letters of credit issued under this facility.

In May 2009, the board of directors increased the annual dividend rate from $0.50 to $0.60 per share per year, payable quarterly at a rate of $0.15 per share effective beginning in the second quarter of 2009. The annual cash dividend policy and the payment of future quarterly cash dividends under that policy are not guaranteed and are subject to the discretion of and continuing determination by our board of directors that the policy remains in the best interests of our shareholders and in compliance with applicable laws and agreements.

In 2008, we announced our board of directors approved a stock repurchase program authorizing us to repurchase up to $350.0 million of our common stock from time to time in the open market. We adopted a share repurchase program in view of the price at which our stock was trading at the time of the adoption of the program, the strength of our balance sheet and our ability to generate cash, and in order to minimize earnings dilution from future equity compensation awards. During the three and six months ended June 30, 2009, we did not repurchase any shares. As of June 30, 2009, $260.7 million remained available for share repurchases under the stock repurchase program. Although we do not presently intend to repurchase additional shares in the near term under our existing repurchase program, if we do, we expect to finance any such potential stock repurchases from existing cash and cash flows from operations.

As of June 30, 2009, we have commitments to invest up to an aggregate additional $16.2 million in four venture capital funds and $2.8 million in other investments. For further details, see Note 3 in the notes to consolidated condensed financial statements.

As of June 30, 2009, the total gross unrecognized tax benefits were $28.1 million and of this total, $11.7 million is the amount that, if recognized, would reduce our effective tax rate. We believe that it is reasonably possible that the total amount of unrecognized tax benefits could decrease by up to $5.7 million within the next 12 months due to the settlement of audits and the expiration of statutes of limitations.

Our policy for recording interest and penalties associated with tax audits is to record them as a component of provision for income taxes. During the first six months of 2009, the amount of interest and penalties recorded as an expense to the statement of income was $0.8 million and $0.1 million, respectively. As of June 30, 2009, $6.6 million of interest and $1.1 million of penalties were accrued with respect to uncertain tax positions. To the extent these interest and penalties are not assessed, we will reduce amounts accrued and reflect them as a reduction of the overall income tax provision.

We have been involved in compound development and commercialization collaborations since 1997. We developed a risk-sharing research and development model to help pharmaceutical and biotechnology clients develop compounds. Through collaborative arrangements based on this model, we assist our clients by sharing the risks and potential rewards associated with the development and commercialization of drugs at various stages of development. As of June 30, 2009, we had two main collaborations, one with Johnson & Johnson and one with Takeda Pharmaceuticals Company Limited involving dapoxetine and alogliptin, respectively, both of which involve the potential future receipt of one or more of the following forms of revenue: payments upon the achievement of specified regulatory and sales-based milestones; and royalty payments if the compound is approved for sale. To date, Finland, Sweden, Portugal, Austria, Italy, Spain, Germany and Mexico approved dapoxetine for marketing under the trade name Priligy, and we received a $2.5 million milestone payment on each of the first two national approvals, for a total of $5.0 million, in the first quarter of 2009. We are entitled to royalties on net sales of Priligy and sales-based milestones if requisite sales levels are reached. With regard to alogliptin, the FDA issued a complete response to Takeda on its NDA in June 2009 and requested Takeda to conduct an additional cardiovascular safety trial to satisfy the FDA’s December 2008 guidance on anti-diabetes therapies. As a result of the risks associated with drug development, including poor or unexpected clinical trial results, obtaining regulatory approval to sell in any country and changing regulatory requirements, we might not receive any further milestone payments, royalties or other payments with respect to any of our drug development collaborations.

As of June 30, 2009, we had two collaborations that involved potential future expenditures. The first is our collaboration with Johnson & Johnson, for Priligy. In connection with this collaboration, we have an obligation to pay a royalty to Eli Lilly and Company of 5% on annual net sales of the compound in excess of $800 million.

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

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect reported amounts and related disclosures. We have discussed those estimates that we believe are critical and require the use of complex judgment in their application in our 2008 Annual Report on Form 10-K. There were no material changes to our critical accounting policies and estimates in the first six months of 2009. For detailed information on our critical accounting policies and estimates, see our Annual Report on Form 10-K for the year ended December 31, 2008.

Recent Accounting Pronouncements

Recently issued accounting standards relevant to our financial statements, which are described in “Recent Accounting Pronouncements” in Note 1 in the notes to our consolidated condensed financial statements are:

Date	Title	Effective Date
September 2006	SFAS No. 157, “Fair Value Measurements”	Fiscal years beginning after November 15, 2007 and interim periods within those years except those specified in FAS 157-1, FAS 157-2, FAS 157-3 and FAS 157-4 which are effective for fiscal years beginning after November 15, 2008

December 2007	EITF Issue 07-01, “Accounting for Collaborative Arrangements”	Fiscal years beginning after December 15, 2008

December 2007	SFAS No. 141 (revised 2007), “Business Combinations” and FSP FAS 141(R)-1 issued to address concerns of SFAS No. 141	Fiscal years beginning after December 15, 2008

December 2007	SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements - an Amendment of ARB No. 51”	Fiscal years beginning after December 15, 2008

March 2008	SFAS No. 161, “Disclosure about Derivative Instruments and Hedging Activities”	Fiscal years beginning after November 15, 2008

April 2008	FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets”	Fiscal years beginning after December 15, 2008

June 2008	FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities”	Fiscal years beginning after December 15, 2008

June 2008	EITF 08-3, “Accounting by Lessees for Nonrefundable Maintenance Deposits”	Fiscal years beginning after December 15, 2008

August 2008	U.S. SEC issued for comment a proposed roadmap regarding the potential use by U.S. issuers of financial statements prepared in accordance with IFRS published by the IASB.	Fiscal years ending on or after December 15, 2014

April 2009	FSP FAS 107-1, “Interim Disclosures About Fair Value of Financial Instruments”	Interim and annual periods ending after June 15, 2009

April 2009	FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments”	Interim and annual periods ending after June 15, 2009

May 2009	SFAS No. 165, “Subsequent Events”	Interim and annual periods ending after June 15, 2009

June 2009	SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)”	The beginning of the first fiscal year that begins after November 15, 2009

June 2009	SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles”	Interim and annual periods ending after September 15, 2009

Income Taxes

Because we conduct operations on a global basis, our effective tax rate has and will continue to depend upon the geographic distribution of our pretax earnings among locations with varying tax rates. Our profits are also impacted by changes in the tax rates and tax laws of the various tax jurisdictions as applied to certain items of income and loss recognized for GAAP purposes. In particular, as the geographic mix of our pretax earnings among various tax jurisdictions changes, our effective tax rate might vary from period to period. The effective rate will also change due to the recognition of tax benefits when tax positions are settled or as a result of specific transactions.

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

Potential Liability and Insurance

Drug development services involve the testing of potential drug candidates on human volunteers pursuant to a study protocol. This testing exposes us to the risk of liability for personal injury or death to study volunteers and patients resulting from, among other things, possible unforeseen adverse side effects, improper administration of the study drug or use of the drug following regulatory approval. For example, we have been named as a defendant in a number of lawsuits relating to the antibiotic Ketek, as described below in Part II, Item 1 – “Legal Proceedings”. We attempt to manage our risk of liability for personal injury or death to study volunteers and patients through standard operating procedures, patient informed consent, contractual indemnification provisions with clients and insurance. We monitor clinical trials in compliance with government regulations and guidelines. We have established global standard operating procedures intended to satisfy regulatory requirements in all countries in which we have operations and to serve as a tool for controlling and enhancing the quality of drug development services. The contractual indemnifications generally do not protect us against all our own actions, such as gross negligence. We currently maintain professional liability insurance coverage with limits we believe are adequate and appropriate.

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

We are exposed to foreign currency risk by virtue of our international operations. We derived 39.5% and 39.9% of our net revenue for the three months ended June 30, 2009 and 2008, respectively, from operations outside the United States. Our operations in the United Kingdom generated 35.3% and 37.8% of our net revenue from international operations during the three months ended June 30, 2009 and 2008. We generally reinvest funds generated by each subsidiary in the country where they are earned. Accordingly, we are exposed to adverse movements in foreign currencies, predominately in the pound sterling, euro and Brazilian real.

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

We also have currency risk resulting from the passage of time between the invoicing of clients under contracts and the collection of client payments against those invoices. If a contract is denominated in a currency other than the subsidiary’s local currency, we recognize a receivable at the time of invoicing for the local currency equivalent of the foreign currency invoice amount. Changes in exchange rates from the time we issued the invoice until the client pays will result in our receiving either more or less in local currency than the amount that was originally invoiced. We recognize this difference as a foreign currency transaction gain or loss, as applicable, and report it in other income, net. If the exchange rate on accounts receivable balances denominated in pounds sterling and euros had increased by 10%, our foreign currency transaction loss would have increased by $4.3 million in the quarter ended June 30, 2009.

Our strategy for managing foreign currency risk relies primarily on receiving payment in the same currency used to pay expenses. From time to time, we also enter into foreign currency hedging activities in an effort to manage our potential foreign exchange exposure. If the U.S. dollar had weakened an additional 10% relative to the pound sterling, euro and Brazilian real in the second quarter of 2009, income from operations, excluding the impact of hedging, would have been $1.0 million lower for the quarter based on revenues and the costs related to our foreign operations. From time to time, we also enter into foreign currency hedging activities in an effort to manage our potential foreign exchange exposure. We have hedged a significant portion of our foreign currency exposure for the remainder of 2009.

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

Translation of the balance sheet in this manner affects shareholders’ equity through the cumulative translation adjustment account. This account exists only in the foreign subsidiary’s U.S. dollar balance sheet and is necessary to keep the foreign balance sheet, stated in U.S. dollars, in balance. We report translation adjustments with accumulated other comprehensive income (loss) as a separate component of shareholders’ equity. During the first six months of 2009, several foreign currencies had a large decrease in value relative to the U.S. dollar. This resulted in a larger than normal change in translation adjustment. To date, cumulative translation adjustments have not been material to our consolidated financial position. However, future translation adjustments could materially and adversely affect us.

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

We are exposed to changes in interest rates on our cash, cash equivalents and investments and amounts outstanding under notes payable and lines of credit. We invest our cash and investments in financial instruments with interest rates based on market conditions. If the interest rates on cash, cash equivalents and investments decreased by 10%, our interest income would have decreased by $0.1 million in the second quarter of 2009.

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

Internal Control Over Financial Reporting

No change to our internal control over financial reporting occurred during the second quarter of 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1.	Legal Proceedings

As previously disclosed, beginning in early 2007, we were named as a co-defendant in lawsuits involving claims relating to patients who allege they took sanofi-aventis’ FDA-approved antibiotic Ketek, for which we provided certain clinical trial services to sanofi-aventis’ predecessor. Lawsuits are pending in New Jersey, North Carolina, Wisconsin and New York. These suits allege multiple causes of action, including negligence, fraud, misrepresentation, breach of warranty, conspiracy, wrongful death and violations of various state and federal statutes, including unfair and deceptive trade practices acts. Generally, the plaintiffs are seeking unspecified damages from alleged injuries from the ingestion of Ketek, and in some of the cases claim damages of at least $20.0 million. It is possible that additional suits will be filed. In addition, in February 2009, we were added as a co-defendant in a putative class action lawsuit that was previously filed in Illinois federal district court alleging, among other things, that we violated the Racketeer Influenced and Corrupt Organizations Act in connection with the development of Ketek. While there can be no assurance of a successful outcome and litigation costs can be material, we do not believe that these claims against us have merit and intend to vigorously defend ourself in these matters.

Item 1A.	Risk Factors

Set forth below and elsewhere in this report and in other documents we file with the SEC, including our Annual Report on Form 10-K for the year ended December 31, 2008, are risks and uncertainties that could cause our actual results to differ materially from the results contemplated by the forward-looking statements contained in this report and other public statements we make. If any of those risks actually occurs, our business, financial condition, or results of operations could suffer. In that case, the trading price of our common stock could decline, and you may lose all or part of your investment. The risk factor described below is the only material change to the risk factors previously disclosed in Part I, Item 1A of our most recent Annual Report on Form 10-K.

Risks Related to Our Discovery and Development Businesses

Unanticipated changes in our tax provisions could adversely affect our operating results.

The Obama administration recently proposed significant changes to the U.S. international tax laws that would limit U.S. deductions for expenses related to offshore earnings and modify the U.S. foreign tax credit and “check-the-box” rules. It is unclear whether these proposed tax reforms will be enacted or, if enacted, what the scope of the reforms will be. If such legislation is enacted, it could have a material impact on our net income.

Item 4.	Submission of Matters to a Vote of Security Holders

Our 2009 Annual Meeting of Shareholders was held on May 20, 2009. At the Annual Meeting, the following directors were elected to office for the ensuing year and were approved by the following votes:

	For	Withheld
Stuart Bondurant	101,029,721	6,958,886
Fredric N. Eshelman	101,549,424	6,439,183
Frederick Frank	98,490,323	9,498,284
David L. Grange	101,078,445	6,910,162
Catherine M. Klema	101,135,275	6,853,332
Terry Magnuson	106,742,217	1,246,390
Ernest Mario	100,445,961	7,542,646
John A McNeill, Jr.	101,098,299	6,890,308

At the Annual Meeting our shareholders ratified the appointment of Deloitte & Touche LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2009 by a vote of 103,235,459 shares for to 3,989,760 shares against, including shares abstaining.

In addition, at the Annual Meeting our shareholders ratified the resolution for approval of an amendment and restatement of the Company’s 1995 Equity Compensation Plan which, among other things, increases the number of shares of our common stock reserved for issuance under the plan by 8,300,000 from 21,259,004 shares to 29,559,004 shares by a vote of 85,038,271 shares for to 13,620,817 shares against, including shares abstaining.

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

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC.
(Registrant)

By	/s/ David L. Grange
Chief Executive Officer
(Principal Executive Officer)

By	/s/ Daniel G. Darazsdi
Chief Financial Officer
(Principal Financial Officer)

By	/s/ Peter Wilkinson
Chief Accounting Officer
(Principal Accounting Officer)

Date: August 7, 2009