Form 10-Q
period 2009-09-30
PHARMACEUTICAL PRODUCT DEVELOPMENT INC
filed 2009-11-03
CIK 1003124

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2009.

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 118,160,909 shares of common stock, par value $0.05 per share, as of October 30, 2009.

Part I. FINANCIAL INFORMATION

Item 1.	Financial Statements

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF INCOME

(unaudited)

(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2009	2008	2009

Net Revenue:
Development	$358,674	$315,841	$1,077,120	$981,374
Discovery Sciences	3,441	1,099	19,804	7,543
Reimbursed out-of-pockets	32,020	24,119	92,811	72,252

Total net revenue	394,135	341,059	1,189,735	1,061,169

Direct Costs:
Development	173,748	150,347	534,484	473,003
Discovery Sciences	379	550	1,124	1,668
Reimbursable out-of-pocket expenses	32,020	24,119	92,811	72,252

Total direct costs	206,147	175,016	628,419	546,923

Research and development expenses	1,629	4,604	7,827	10,832
Selling, general and administrative expenses	101,223	94,077	300,186	286,098
Depreciation and amortization	15,203	16,570	44,797	47,897
Restructuring costs	—	3,892	—	3,892
Impairment of intangible asset	—	—	1,607	—

Total operating expenses	324,202	294,159	982,836	895,642

Income from continuing operations	69,933	46,900	206,899	165,527
Other income, net	6,635	1,246	14,907	2,102
Impairment of investments, net	(2,092)	—	(15,435)	—

Income from continuing operations before provision for income taxes	74,476	48,146	206,371	167,629
Provision for income taxes	24,000	10,472	67,740	46,994

Income from continuing operations	50,476	37,674	138,631	120,635
Discontinued operations, net of provision for income taxes	708	—	1,689	19,668

Net income	$51,184	$37,674	$140,320	$140,303

Income per common share from continuing operations:
Basic	$0.43	$0.32	$1.16	$1.02

Diluted	$0.42	$0.32	$1.15	$1.02

Basic and diluted income per common share from discontinued operations	$0.01	$—	$0.01	$0.17

Net income per common share:
Basic	$0.43	$0.32	$1.18	$1.19

Diluted	$0.43	$0.32	$1.16	$1.18

Dividends declared per common share	$0.10	$0.15	$0.30	$0.425

Weighted-average number of common shares outstanding:
Basic	118,704	118,130	119,093	117,951
Dilutive effect of stock options and restricted stock	1,448	447	1,527	770

Diluted	120,152	118,577	120,620	118,721

The accompanying notes are an integral part of these consolidated condensed financial statements.

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

(unaudited)

(in thousands)

	December 31, 2008	September 30, 2009
Assets
Current assets:
Cash and cash equivalents	$491,755	$437,595
Short-term investments	27,064	156,140
Accounts receivable and unbilled services, net	401,303	460,643
Investigator advances	16,901	14,776
Prepaid expenses	19,977	23,585
Deferred tax assets	27,972	19,576
Other current assets	34,238	57,315

Total current assets	1,019,210	1,169,630

Property and equipment, net	385,788	383,257
Goodwill	221,054	241,829
Long-term investments	89,618	89,142
Other investments	12,032	15,060
Intangible assets	5,761	22,550
Deferred tax assets	18,330	9,100
Other assets	2,635	13,851

Total assets	$1,754,428	$1,944,419

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$23,022	$24,663
Payables to investigators	39,370	60,756
Accrued income taxes	18,388	6,990
Other accrued expenses	178,926	162,216
Unearned income	246,649	273,667

Total current liabilities	506,355	528,292

Accrued income taxes	22,256	23,809
Accrued additional pension liability	12,355	14,997
Deferred rent	15,873	21,931
Other long-term liabilities	16,593	17,585

Total liabilities	573,432	606,614

Shareholders’ equity:
Common stock	5,881	5,908
Paid-in capital	544,891	570,083
Retained earnings	684,768	774,883
Accumulated other comprehensive income (loss)	(54,544)	(13,069)

Total shareholders’ equity	1,180,996	1,337,805

Total liabilities and shareholders’ equity	$1,754,428	$1,944,419

The accompanying notes are an integral part of these consolidated condensed financial statements.

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Nine Months Ended September 30,
	2008	2009
Cash flows from operating activities:
Net income	$140,320	$140,303
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	45,182	48,062
Impairment of investments, net of recoveries	15,435	—
Stock compensation expense	19,182	14,354
Gain on sale of business, net of tax	—	(19,452)
(Benefit) provision for deferred income taxes	(2,403)	7,664
Other	5,448	(608)
Change in operating assets and liabilities	35,601	(53,215)

Net cash provided by operating activities	258,765	137,108

Cash flows from investing activities:
Purchases of property and equipment	(53,210)	(37,721)
Proceeds from sale of property and equipment	102	382
Proceeds from the sale of business	—	42,095
Purchases of investments	(198,348)	(144,978)
Maturities and sales of investments	370,805	23,585
Purchases of other investments	(2,341)	(3,157)
Proceeds from sale of other investments	1,920	1,075
Net cash paid for acquisitions	—	(46,619)
Changes in restricted cash	—	(5,459)
Purchase of intangibles	(1,500)	(500)

Net cash provided by (used in) investing activities	117,428	(171,297)

Cash flows from financing activities:
Repurchases of common stock	(66,612)	—
Proceeds from exercise of stock options and employee stock purchase plan	25,116	11,070
Income tax benefit from exercise of stock options and disqualifying dispositions of stock	3,190	143
Cash dividends paid	(35,727)	(50,183)

Net cash used in financing activities	(74,033)	(38,970)

Effect of exchange rate changes on cash and cash equivalents	(11,098)	18,999

Net increase (decrease) in cash and cash equivalents	291,062	(54,160)
Cash and cash equivalents, beginning of the period	171,427	491,755

Cash and cash equivalents, end of the period	$462,489	$437,595

The accompanying notes are an integral part of these consolidated condensed financial statements.

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(numbers in tables in thousands)

(unaudited)

1. Significant Accounting Policies

The significant accounting policies followed by Pharmaceutical Product Development, Inc. and its subsidiaries (collectively the “Company”) for interim financial reporting are consistent with the accounting policies followed for annual financial reporting. The Company prepared these unaudited consolidated condensed financial statements in accordance with Rule 10-01 of Regulation S-X and, in management’s opinion, has included all adjustments of a normal recurring nature necessary for a fair presentation. The accompanying consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. The results of operations for the three-month and nine-month periods ended September 30, 2009 are not necessarily indicative of the results to be expected for the full year or any other period. The amounts in the December 31, 2008 consolidated condensed balance sheet are derived from the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

Principles of Consolidation

The accompanying unaudited consolidated condensed financial statements include the accounts and results of operations of the Company. All intercompany balances and transactions have been eliminated in consolidation.

Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board, or FASB, issued revised guidance on the accounting for business combinations. The revised guidance expands the definitions of a business and a business combination and requires that: the purchase price of an acquisition, including the issuance of equity securities to be determined on the acquisition date, be recorded at fair value at the acquisition date; all assets, liabilities, contingent consideration, contingencies and in-process research and development costs of an acquired business be recorded at fair value at the acquisition date; acquisition costs generally be expensed as incurred; restructuring costs generally be expensed in periods subsequent to the acquisition date; and changes be made in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period to impact income tax expense. In April 2009, the FASB issued additional guidance on the accounting for business combinations which requires an acquirer to recognize at fair value an asset acquired or a liability assumed in a business combination that arises from a contingency if its acquisition-date fair value can be determined during the measurement period. If the acquisition-date fair value cannot be determined, the acquirer applies the recognition criteria in the accounting for contingencies guidance to determine whether the contingency should be recognized as of the acquisition date or thereafter. This revised guidance applies to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Except for the accounting for in-process research and development discussed in Note 7 and the disallowance of capitalization of acquisition costs, this pronouncement did not have a material impact on reporting of acquisitions in the financial statements.

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

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(numbers in tables in thousands)

(unaudited)

1. Significant Accounting Policies (continued)

Recent Accounting Pronouncements (continued)

In May 2009, the FASB issued a new accounting standard on the accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued (“subsequent events”). The standard sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that occur for a potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. This standard is effective for interim and annual periods ending after June 15, 2009. The adoption of this standard did not have a material impact on the Company’s financial statements. The Company has evaluated subsequent events through November 3, 2009, the date of issuance of our consolidated financial position and results of operations.

In June 2009, the FASB issued a new standard on the FASB Accounting Standards Codification, or ASC. This standard was issued to establish the FASB ASC as the source of authoritative accounting principles recognized by the FASB in the preparation of financial statements in conformity with generally accepted accounting principles, or GAAP. Essentially, the GAAP hierarchy will be modified to only include 2 levels – authoritative and non-authoritative. This standard is effective for financial statements issued for interim and annual periods ending after September 15, 2009, and did not have a material impact on the Company’s financial statements.

Earnings per Share

The Company computes basic income per share information based on the weighted-average number of common shares outstanding during the period. The Company computes diluted income per share information based on the weighted-average number of common shares outstanding during the period plus the effects of any dilutive common stock equivalents. The Company excluded 1,302,485 shares and 8,339,427 shares from the calculation of diluted earnings per share during the three months ended September 30, 2008 and 2009, respectively, and 1,238,035 shares and 6,937,950 shares from the calculation of diluted earnings per share during the nine months ended September 30, 2008 and 2009, respectively, because they were antidilutive. Included in the calculation of antidilutive shares are the Company’s stock options, employee stock purchase plan subscriptions and restricted stock that are antidilutive for the period.

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(numbers in tables in thousands)

(unaudited)

1. Significant Accounting Policies (continued)

Fair Value

The Company adopted the provisions of the Fair Value Measurements and Disclosure Topic effective January 1, 2008 and January 1, 2009 as required by the FASB ASC. This Topic defines fair value, establishes a consistent framework for measuring fair value and expands the disclosure requirements about fair value measurements.

This Topic also establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are inputs that market participants would use in pricing the asset or liability developed based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s assumptions about the assumptions market participants would use in pricing the asset or liability based on the best information available in the circumstances. The hierarchy is broken down into three levels based on the inputs as follows:

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

This Topic defines fair value as the price that would be received to sell an asset or paid to transfer a liability (i.e., the “exit price”) in an orderly transaction between market participants at the measurement date. Therefore, even when market assumptions are not readily available the Company’s own assumptions are set to reflect those that market participants would use in pricing the asset or liability at the measurement date. Many financial instruments have bid and ask prices that can be observed in the marketplace. Bid prices reflect the highest price that buyers are willing to pay for an asset. Ask prices represent the lowest price that sellers are willing to accept for an asset. For financial instruments whose inputs are based on bid-ask prices, the Company’s policy is to set fair value at the average of the bid and ask prices.

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

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

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

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(numbers in tables in thousands)

(unaudited)

2. Acquisitions and Dispositions

Acquisitions

In October 2008, the Company completed its acquisition of InnoPharm, an independent contract research organization, for total consideration of $9.0 million. The Company paid $7.3 million at closing and expects to pay an additional $1.7 million in October 2010, which is recorded as a component of other long-term liabilities. The acquisition of InnoPharm strengthens the Company’s presence in Eastern Europe by adding offices in Russia and Ukraine and allows for continued growth in this region while enhancing its ability to conduct global studies for clients. This acquisition is included in the Company’s Development segment.

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

On April 3, 2009, the Company acquired 100 percent of the outstanding equity interests of Magen BioSciences, Inc., a biotechnology company focused on the development of dermatologic therapies, for total consideration of $14.9 million. Of this amount, the Company paid $13.1 million in connection with the closing and expects to pay the remaining $1.8 million in the second quarter of 2010, which is recorded as a component of other accrued expenses as of September 30, 2009. Through the acquisition, the Company is expanding its compound partnering program into dermatology and gaining screening capability for dermatologic compounds. This acquisition is included in the Company’s Discovery Sciences segment.

On April 21, 2009, the Company acquired 100 percent of outstanding equity interests of AbC.R.O., Inc., a contract research organization operating in Central and Eastern Europe, for total consideration of $40.0 million. Of this amount, the Company paid $36.4 million and is expected to pay the remaining $3.6 million in the second quarter of 2011, which is recorded as a component of other long-term liabilities as of September 30, 2009. Through the acquisition, the Company is expanding its infrastructure in this region for clinical research by adding offices in Romania, Bulgaria, Serbia and Croatia, as well as strengthening its operations in other countries in the region. This acquisition is included in the Company’s Development segment. The fair value of the financial assets acquired includes accounts receivables of $3.9 million and unbilled receivables of $2.4 million, which are expected to be collected in the normal course of business.

Acquisition costs related to Magen and AbC.R.O. were not significant and are included in selling, general and administrative costs in the consolidated condensed statements of income.

The Company is holding in escrow $5.4 million related to payments to be made for the Magen and AbC.R.O. acquisitions, of which $1.8 million is included as a component of other current assets and $3.6 million is included as a component of other assets.

The Company accounted for these acquisitions under the purchase method of accounting, using appropriate fair value techniques to allocate the purchase prices based on the estimated fair value of the assets and liabilities. Accordingly, the Company included the estimated fair value of assets acquired and liabilities assumed in its consolidated condensed balance sheets as of the effective dates of the acquisitions.

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(numbers in tables in thousands)

(unaudited)

2. Acquisitions and Dispositions (continued)

The Company allocated the total purchase price for these acquisitions to the estimated fair value of assets acquired and liabilities assumed as set forth in the following table:

	Innopharm	Vaccine Lab	AbC.R.O.	Magen	Total
Condensed balance sheet:
Current assets	$400	$—	$9,935	$3,625	$13,960
Property and equipment	662	21,666	1,025	609	23,962
Other long-term assets	—	—	90	—	90
Current liabilities	(564)	(255)	(4,780)	(1,242)	(6,841)
Value of identifiable intangible assets:
Backlog and customer relationships	308	3,200	7,920	—	11,428
In-process research and development	—	—	—	10,361	10,361
Goodwill	8,194	584	25,843	1,513	36,134

Total	$9,000	$25,195	$40,033	$14,866	$89,094

Pro forma results of operations prior to the dates of acquisition have not been presented because the financial results are immaterial.

The Company expects to be able to deduct the goodwill related to the Innopharm and Vaccine Lab acquisitions for tax purposes, but not that of AbC.R.O. and Magen.

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

The results of Piedmont Research Center, LLC are reported as discontinued operations within the consolidated condensed statements of income as set forth in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2009	2008	2009

Net revenue	$4,332	$—	$11,994	$4,655

Income from discontinued operations	1,307	—	2,934	379
Gain on sale of business	—	—	—	35,505
Provision for income taxes	622	—	1,314	16,216
Discontinued operations, net of provision for income taxes	685	—	1,620	19,668

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(numbers in tables in thousands)

(unaudited)

3. Restructuring

In July 2009, the Company reduced its Development segment workforce in North America by approximately 270 employees and treated the resulting expenses of $3.9 million as restructuring costs for the three and nine months ended September 30, 2009. This amount was accrued and paid during the three months ended September 30, 2009.

4. Cash and Cash Equivalents, Short-term Investments, Long-term Investments and Other Investments

Cash and cash equivalents, short-term investments, long-term investments and other investments and their corresponding unrealized gains and losses were composed of the following as of the dates set forth below:

	Cash and cash equivalents	Short-term investments	Long-term investments	Other investments	Unrealized gains	Unrealized losses

As of December 31, 2008
Cash	$188,632
Time deposits	4,191	$10,000
Money market funds	298,932
Auction rate securities			$89,618			$30,457
Municipal debt securities		17,064			$79	117

Cost basis investments:
Bay City Capital Funds				$7,504
A.M. Pappas Funds				2,620
Other investments				1,908

Total	$491,755	$27,064	$89,618	$12,032	$79	$30,574

As of September 30, 2009
Cash	$222,716
Money market funds	210,879
Auction rate securities			$89,142			$23,208
Municipal debt securities	1,000	$32,472			$143	45
Corporate debt securities – FDIC insured		12,742			52	6
Treasury securities	3,000	110,926			44	7

Cost basis investments:
Bay City Capital Funds				$9,124
A.M. Pappas Funds				3,286
Accelerator III and incubator companies				1,767
Other investments				883	132

Total	$437,595	$156,140	$89,142	$15,060	$371	$23,266

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(numbers in tables in thousands)

(unaudited)

4. Cash and Cash Equivalents, Short-term Investments, Long-term Investments and Other Investments (continued)

Short-term and Long-term Investments

The Company’s short-term and long-term investments are classified as available-for-sale securities. The Company determines realized and unrealized gains and losses on short-term and long-term investments on a specific identification basis.

For the three months and nine months ended September 30, 2008 and 2009, the Company had the following gross realized gains and losses on investments:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2009	2008	2009

Gross realized gains on other investments	$—	$360	$—	$1,076
Gross realized gains on municipal debt securities	—	—	694	—
Gross realized losses on other investments	—	—	3,734	—
Gross realized losses on municipal debt securities	—	—	8	—

The Company held $89.6 million and $89.1 million, net of unrealized loss, in auction rate securities at December 31, 2008 and September 30, 2009, respectively. The Company’s portfolio of investments in auction rate securities consists principally of interests in government-guaranteed student loans, insured municipal debt obligations and municipal preferred auction rate securities. Even though the Company liquidated $4.5 million of its auction rate securities portfolio at par value in the third quarter of 2009, the Company classified its entire balance of auction rate securities as long-term assets at September 30, 2009 due to continuing uncertainties about the liquidity in the auction rate securities market. The Company also recorded an unrealized loss on these investments of $30.5 million as of December 31, 2008 and $23.2 million as of September 30, 2009. This unrealized loss was recorded based on a Level 3 valuation, including assumptions about appropriate maturity periods of the instruments by utilizing an average 78-month workout period based on industry expectations, market interest rates for comparable securities and the underlying credit-worthiness of the issuers. The Company concluded this impairment was temporary because of its ability and intent to hold the auction rate securities until the fair value recovers. The Company will continue to seek to liquidate these investments at par value and will review the classification and valuation of these securities quarterly.

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

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(numbers in tables in thousands)

(unaudited)

4. Cash and Cash Equivalents, Short-term Investments, Long-term Investments and Other Investments (continued)

Other Investments (continued)

In November 2008, the Company invested a total of $1.2 million in Accelerator III Corporation and its incubator companies. The Company has committed to invest a total of $4.6 million. Aggregate investments through September 30, 2009 were $1.8 million. The Company owns approximately 19.9% of Accelerator III and its ownership in incubator companies will vary, but should not exceed 19.9%.

The Company is a limited partner in several venture capital funds established for the purpose of investing in life sciences and healthcare companies. These funds require the Company to commit to make investments in the funds over a period of time. The Company’s capital commitments in these funds at September 30, 2009 are as follows:

Fund	Ownership	Total Capital Commitment	Remaining Capital Commitment	Capital Commitment Expiration
Bay City Capital Fund IV, L.P.	2.9%	$10,000	$2,822	September 2010
Bay City Capital Fund V, L.P.	2.0%	10,000	8,054	October 2012
A.M. Pappas Life Science Ventures III, L.P.	4.7%	4,800	1,499	December 2009
A.M. Pappas Life Science Ventures IV, L.P.	3.0%	2,935	2,553	February 2014

5. Accounts Receivable and Unbilled Services

Accounts receivable and unbilled services consisted of the following amounts on the dates set forth below:

	December 31, 2008	September 30, 2009
Billed	$257,386	$291,507
Unbilled	154,588	173,570
Allowance for doubtful accounts	(10,671)	(4,434)

Total accounts receivable and unbilled services, net	$401,303	$460,643

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(numbers in tables in thousands)

(unaudited)

6. Property and Equipment

Property and equipment, stated at cost, consisted of the following amounts on the dates set forth below:

	December 31, 2008	September 30, 2009
Land	$8,197	$8,314
Buildings and leasehold improvements	248,582	254,620
Fixed assets not placed in service	3,618	7,822
Information technology and systems under development	28,031	23,666
Furniture and equipment	209,474	216,726
Computer equipment and software	175,870	203,951

Total property and equipment	673,772	715,099
Less accumulated depreciation	(287,984)	(331,842)

Total property and equipment, net	$385,788	$383,257

Information technology and systems under development as of September 30, 2009, included software licenses purchased from a third-party vendor with annual payment terms as follows:

June 1, 2010	$4,212
June 1, 2011	4,212
June 1, 2012	4,212

Total future remaining payments	$12,636
Present value discount	(630)

Present value of remaining payments	$12,006

The Company classified its liability related to these licenses as $4.2 million in other accrued expenses and $7.8 million in other long-term liabilities on its consolidated condensed balance sheet as of September 30, 2009.

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(numbers in tables in thousands)

(unaudited)

7. Goodwill and Intangible Assets

Changes in the carrying amount of goodwill for the nine months ended September 30, 2009, by operating segment, were as follows:

	Development	Discovery Sciences	Total
Balance as of December 31, 2008	$167,438	$53,616	$221,054
Goodwill recorded during the period for acquisitions	26,038	1,513	27,551
Goodwill disposition	—	(8,487)	(8,487)
Translation adjustments	1,711	—	1,711

Balance as of September 30, 2009	$195,187	$46,642	$241,829

In May 2009, the Company completed its disposition of substantially all of the assets of Piedmont Research Center, LLC, to Charles River Laboratories International, Inc., resulting in the disposition of $8.5 million in goodwill. For further details, see Note 2.

During the nine months ended September 30, 2009, the Company made various acquisitions, resulting in the recognition of $27.6 million in goodwill. For further details, see Note 2.

The Company’s intangible assets were composed of the following as of the dates set forth below:

	December 31, 2008			September 30, 2009
	Carrying Amount	Accumulated Amortization	Net	Carrying Amount	Accumulated Amortization	Net

Backlog and customer relationships	$4,116	$(355)	$3,761	$11,736	$(1,547)	$10,189
Other intangible assets	2,000	—	2,000	12,361	—	12,361

Total	$6,116	$(355)	$5,761	$24,097	$(1,547)	$22,550

Intangible assets consist of backlog, customer relationships and other intangible assets. Backlog and customer relationships are subject to amortization on a straight-line basis, based on an estimated useful life of three to ten years. The weighted-average amortization period is 5.7 years for backlog and customer relationships.

Other intangible assets have an indefinite life, and therefore, the Company does not amortize these assets. During the three months ended June 30, 2009, the Company acquired in-process research and development of $10.4 million through the acquisition of Magen BioSciences, Inc., which has been reflected as an other intangible asset. For further details, see Note 2.

Amortization expense for the three months ended September 30, 2008 and 2009 was $2,567 and $0.5 million, respectively. Amortization expense for the nine months ended September 30, 2008 and 2009 was $0.1 million and $1.2 million, respectively. As of September 30, 2009, expected amortization expense for each of the next five years is as follows:

2009 (remaining three months)	$507
2010	2,029
2011	1,982
2012	1,397
2013	1,220

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(numbers in tables in thousands)

(unaudited)

8. Shareholders’ Equity

The Company measures share-based compensation cost at grant date, based on the fair value of the award, and recognizes it as expense over the employee’s requisite service period.

During the nine months ended September 30, 2009, the Company granted options to purchase 1,797,662 shares with a weighted-average exercise price of $25.70. This amount includes options to purchase 1,367,000 shares granted in the Company’s annual grant during the first quarter of 2009. All options were granted with an exercise price equal to the fair value of the Company’s common stock on the grant date. The fair value of the Company’s common stock on the grant date is equal to the Nasdaq closing price of the Company’s stock on the date of grant. The weighted-average grant date fair value per share determined using the Black-Scholes option-pricing method and the aggregate fair value of options granted during the nine months ended September 30, 2009 was $6.29 and $11.3 million, respectively. As of September 30, 2009, the Company had 9.3 million options outstanding.

9. Comprehensive Income

Comprehensive income consisted of the following amounts on the dates set forth below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2009	2008	2009
Net income, as reported	$51,184	$37,674	$140,320	$140,303
Other comprehensive income (loss):
Cumulative translation adjustment	(26,287)	5,421	(15,680)	18,899
Change in fair value of hedging transaction, net of taxes of ($2,154), $1,241, ($1,143) and $6,437, respectively	(4,857)	1,692	(3,258)	13,265
Reclassification adjustment for hedging results included in direct costs, net of taxes of $197, ($169), $176 and $1,677, respectively	677	(138)	847	4,410
Net unrealized gain (loss) on investments, net of taxes of $756, ($813), ($1,433) and $3,109, respectively	1,326	(1,480)	(1,228)	5,646
Reclassification to net income of realized gain (loss) on investment, net of tax of $33, ($181), $33, and ($409), respectively	57	(330)	57	(745)

Total other comprehensive income (loss)	(29,084)	5,165	(19,262)	41,475

Comprehensive income	$22,100	$42,839	$121,058	$181,778

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(numbers in tables in thousands)

(unaudited)

9. Comprehensive Income (continued)

Accumulated other comprehensive (loss) income consisted of the following amounts on the dates set forth below:

	December 31, 2008	September 30, 2009
Translation adjustment	$(10,362)	$8,537
Pension liability, net of tax benefit of $4,683	(12,078)	(12,078)
Fair value on hedging transaction, net of tax benefit (expense) of $5,092 and ($2,909), respectively	(12,371)	5,304
Net unrealized loss on investments, net of tax benefit of $10,761 and $8,061, respectively	(19,733)	(14,832)

Total	$(54,544)	$(13,069)

10. Accounting for Derivative Instruments and Hedging Activities

The Company has significant international revenues and expenses, and related receivables and payables, denominated in non-functional currencies in the Company’s foreign subsidiaries. As a result, the Company’s operating results can be affected by movements in foreign currency exchange rates. In an effort to minimize its risk related to anticipated and recorded transactions, and the related receivables and payables denominated in non-functional currencies, the Company from time to time purchases currency option and forward contracts. The Company only uses currency option and forward contracts as hedges to minimize the variability in the Company’s operating results arising from foreign currency exchange rate movements and not for speculative or trading purposes.

The Company enters into foreign exchange derivatives that are designated and qualify as cash flow hedges. The Company recognizes changes in the fair value of the effective portion of these outstanding contracts in accumulated other income, or OCI. The Company reclassifies these amounts from OCI and recognizes them in earnings when either the forecasted transaction occurs or it becomes probable that the forecasted transaction will not occur. The Company’s hedging contracts are intended to protect against the impact of changes in the value of the U.S. dollar against other currencies and their impact on operating results. Accordingly, for forecasted transactions, subsidiaries incurring expenses in foreign currencies seek to hedge U.S. dollar revenue contracts. The Company reclassifies OCI associated with hedges of foreign currency revenue into direct costs upon recognition of the forecasted transaction in the statements of income.

The Company recognizes changes in the ineffective portion of a derivative instrument in earnings in the current period as a component of direct costs. The Company measures effectiveness for forward cash flow hedge contracts by comparing the fair value of the forward contract to the change in the forward value of the anticipated transaction. The Company’s hedging portfolio ineffectiveness during the three months ended September 30, 2008 and 2009 was $0.3 million and $0.1 million, respectively. The Company’s hedging portfolio ineffectiveness for the nine months ended September 30, 2008 and 2009 was $0 and $0.1 million, respectively.

The Company also manages its exposures on receivables and payables denominated in currencies other than the entity’s functional currency through the use of natural hedges and foreign currency options and forwards, if necessary. The foreign currency derivatives are recorded at fair value, with fluctuations in the fair value being included in the statements of income. There were no outstanding foreign currency options and forwards outstanding as of September 30, 2009.

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(numbers in tables in thousands)

(unaudited)

10. Accounting for Derivative Instruments and Hedging Activities (continued)

As of September 30, 2009, the Company’s existing hedging contracts will expire over the next 15 months. The Company expects to reclassify the current net loss positions of $4.0 million, net of tax, within the next 12 months from OCI into the statement of income. At December 31, 2008 and September 30, 2009, the Company’s foreign currency derivative portfolio resulted in the Company recognizing an asset of $3.1 million and $11.2 million, respectively, as a component of other current assets and a liability of $20.5 million and $2.9 million, respectively, as a component of other accrued expenses.

11. Pension Plan

The Company has a separate contributory defined benefit plan for its qualifying U.K. employees employed by the Company’s U.K. subsidiaries. This pension plan was closed to new participants as of December 31, 2002. In October 2009, the Company notified the participants in the plan that it intends to close the pension plan to future additional accrual for existing members and is currently undergoing the required consultation with those individuals. The benefits for this pension plan are based primarily on years of service and expected pay at retirement. Plan assets consist principally of equities, bonds and cash managed in a mixed fund.

Pension costs included the following components on the dates set forth below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2009	2008	2009
Service cost	$369	$284	$1,139	$801
Interest cost	778	672	2,401	1,897
Expected return on plan assets	(762)	(492)	(2,354)	(1,388)
Amortization of losses	112	257	345	726

Net periodic pension cost	$497	$721	$1,531	$2,036

For the nine months ended September 30, 2009, the Company made contributions totaling $0.7 million and anticipates contributing an additional $2.9 million to fund this plan during the remainder of 2009.

12. Commitments and Contingencies

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

The Company is self-insured for health insurance for the majority of its employees located within the United States, but maintains stop-loss insurance on a “claims made” basis for expenses in excess of $0.3 million per member per year. As of December 31, 2008 and September 30, 2009, the Company maintained a reserve of $3.4 million and $3.5 million, respectively, included in other accrued expenses on the consolidated condensed balance sheets, to cover open claims and estimated claims incurred but not reported.

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(numbers in tables in thousands)

(unaudited)

12. Commitments and Contingencies (continued)

As of September 30, 2009, the Company had commitments to invest up to an aggregate additional $14.9 million in four venture capital funds. The Company had also committed to invest up to an aggregate additional $2.8 million in other investments. For further details, see Note 4.

As of September 30, 2009, the Company’s total gross unrecognized tax benefits were $26.2 million. Of this total, $9.8 million is the amount that, if recognized, would reduce its effective tax rate. The Company believes that it is reasonably possible that the total amount of unrecognized tax benefits could decrease by as much as $5.2 million within the next 12 months due to the settlement of audits and the expiration of the statutes of limitations.

The Company’s policy for recording interest and penalties associated with tax audits is to record them as a component of provision for income taxes. During the first nine months of 2009, the amount of interest and penalties recorded as an expense to the statement of income was $1.2 million and $0.1 million, respectively. As of September 30, 2009, $5.5 million of interest and $0.9 million of penalties were accrued with respect to uncertain tax positions. To the extent interest and penalties are not assessed, the Company will reduce amounts accrued and reflect them as a reduction of the overall income tax provision.

The Company has been involved in development and commercialization collaborations since 1997. The Company developed a risk-sharing research and development model to help pharmaceutical and biotechnology clients develop compounds. Through collaborative arrangements based on this model, the Company assists its clients by sharing the risks and potential rewards associated with the development and commercialization of drugs at various stages of development. As of September 30, 2009, the Company’s two main collaborations were with Johnson & Johnson and Takeda Pharmaceuticals Company Limited and related to dapoxetine and alogliptin, respectively. Both involve the potential future receipt of one or more of the following forms of revenue: payments upon the achievement of specified regulatory and sales-based milestones; and royalty payments if the compound is approved for sale. To date, Finland, Sweden, Portugal, Austria, Italy, Spain, Germany, Korea and Mexico have approved dapoxetine for marketing under the trade name Priligy®. The Company received a $2.5 million milestone payment on each of the first two of these national approvals, for a total of $5.0 million, in the first quarter of 2009. The Company is entitled to royalties on net sales of Priligy and sales-based milestones if requisite sales levels are reached. The Company recorded the first royalties from sales of Priligy in the second quarter of 2009. With regard to alogliptin, in June 2009, the Food and Drug Administration, or FDA, issued a complete response to Takeda on its alogliptin new drug application, or NDA, requesting Takeda conduct an additional cardiovascular safety trial that satisfies the FDA’s December 2008 guidance on anti-diabetes therapies. As a result of the risks associated with drug development and commercialization, including poor or unexpected clinical trial results, obtaining regulatory approval to sell in any country and changing regulatory requirements, the Company might not receive any further milestone payments, royalties or other payments with respect to any of its drug development collaborations. In September 2009, the FDA issued a complete response to Takeda on its NDA for the fixed dose combination of alogliptin and ACTOS™ stating that further review would be dependent on the cardiovascular safety data that would be submitted in support of the alogliptin monotherapy NDA.

As of September 30, 2009, the Company had two collaborations that involved potential future expenditures. The first was the Company’s collaboration with Johnson & Johnson for Priligy. In connection with this collaboration, the Company has an obligation to pay a royalty to Eli Lilly and Company of 5% on annual net sales of the compound in excess of $800 million.

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(numbers in tables in thousands)

(unaudited)

12. Commitments and Contingencies (continued)

The second collaboration involving potential future expenditures is with Ranbaxy Laboratories Ltd. In February 2007, the Company exercised an option to license from Ranbaxy a statin compound that the Company is developing as a potential treatment for dyslipidemia, a metabolic disorder characterized by high cholesterol levels. Under the agreement, the Company has an exclusive license to make, use, sell, import and sublicense the compound and any licensed product anywhere in the world for any human use. The Company is solely responsible, and will bear all costs and expenses, for the development, manufacture, marketing and commercialization of the compound and licensed products. The Company is obligated to pay Ranbaxy milestone payments upon the occurrence of specified clinical development events. If a licensed product is approved for sale, the Company must also pay Ranbaxy royalties based on sales of the product, as well as commercial milestone payments based on the achievement of specified worldwide sales targets. If all criteria are met, the total amount of potential clinical and sales-based milestones that the Company is obligated to pay Ranbaxy would be $44.0 million. The Company completed a high dose comparator study in healthy volunteers. The drug was well-tolerated and a preliminary review of results suggests the statin compound compares favorably to currently marketed statins. The Company continues to evaluate the future clinical development of this compound.

Under most of its contracts for Development services, the Company typically agrees to indemnify and defend the sponsor against third-party claims based on the Company’s negligence or willful misconduct. Any successful claims could have a material adverse effect on the Company’s financial statements.

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

13. Fair Value of Financial Instruments

The Company’s assets and liabilities recorded at fair value have been categorized based upon a fair value hierarchy. See “Fair Value” under Note 1 for a discussion of the Company’s policies regarding this hierarchy.

The following table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis as of September 30, 2009:

	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents	$213,879	$1,000	$—	$214,879
Short-term investments	110,926	45,214	—	156,140
Long-term investments	—	—	89,142	89,142
Derivative contracts	—	11,194	—	11,194

Total assets	$324,805	$57,408	$89,142	$471,355

Liabilities
Derivative contracts	$—	$2,857	$—	$2,857

Total liabilities	$—	$2,857	$—	$2,857

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(numbers in tables in thousands)

(unaudited)

13. Fair Value of Financial Instruments (continued)

The following table provides a reconciliation of the beginning and ending balances for assets measured at fair value using significant unobservable inputs (Level 3) for the nine months ended September 30, 2009:

Long-term investments

Balance as of December 31, 2008	$89,618

Adjustment to previously recognized unrealized loss on investments included in other comprehensive income	8,893

Balance as of March 31, 2009	$98,511

Liquidation of investments	(3,200)

Adjustment to previously recognized unrealized loss on investments included in other comprehensive income	965

Balance as of June 30, 2009	$96,276

Liquidation of investments	(4,525)

Adjustment to previously recognized unrealized loss on investments included in other comprehensive income	(2,609)

Balance as of September 30, 2009	$89,142

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(numbers in tables in thousands)

(unaudited)

14. Business Segment Data

Revenue by principal business segment is separately stated in the consolidated condensed financial statements. Income from continuing operations and identifiable assets by principal business segment were as follows as of the dates set forth below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2009	2008	2009
Income (loss) from continuing operations:
Development	$69,295	$52,156	$200,306	$174,057
Discovery Sciences	638	(5,256)	6,593	(8,530)

Total	$69,933	$46,900	$206,899	$165,527

	December 31, 2008	September 30, 2009
Identifiable assets:
Development	$1,692,349	$1,876,569
Discovery Sciences	62,079	67,850

Total	$1,754,428	$1,944,419

The Company has reclassified its cost-method investments from the Discovery Sciences segment to the Development segment effective July 1, 2009 because of a change in management’s assessment of strategic value of those investments which are now evaluated in the financial results of the Development segment by the Company’s chief operating decision maker.

15. Subsequent Events

In October 2009, the Company signed an agreement to invest up to $100.0 million in the Celtic Therapeutics Holdings LP, an investment partnership organized for the purpose of identifying, acquiring and investing in a diversified portfolio of 10 to 15 novel therapeutic product candidates. The initial capital funding in October 2009 was $32.7 million with the remainder of capital calls anticipated to be spread over the next two to three years. This investment will be included in the Company’s Development segment.

In October 2009, the Company entered into an agreement to acquire Excel PharmaStudies, Inc., one of the largest contract research organizations in China, for a consideration of $20.0 million, subject to adjustments based on actual revenue for the year ending December 31, 2009 and working capital as of the closing date. Excel is headquartered in Beijing, China and has offices in more than 15 cities throughout China. This acquisition should strengthen the Company’s global footprint, should significantly expand our presence and reach within China and improve our ability to offer Phase II-IV clinical, data management, biostatistics, regulatory and quality assurance services. The acquisition is subject to various closing conditions and is expected to close in the fourth quarter of 2009. This acquisition will be included in the Company’s Development segment.

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(numbers in tables in thousands)

(unaudited)

15. Subsequent Events (continued)

In October 2009, the Company’s board of directors authorized management to proceed with preparations to spin-off its compound partnering business from its core contract research organization business. The spin-off will result in two independent public companies. The compound partnering company resulting from the spin-off is expected to have the following compounds, rights and investments: Priligy; alogliptin; the Company’s statin compound licensed from Ranbaxy; the Company’s dermatology business acquired from Magen; and rights to all potential new compounds acquired by the Company prior to the spin-off. The Company expects to accomplish the spin-off through a tax-free, pro rata dividend distribution of stock of the compound partnering company to the shareholders of the Company. Completion of the proposed spin-off is subject to numerous conditions, including the final approval of the Company’s board of directors, receipt of a private letter ruling or independent opinion that the spin-off will be tax-free to the Company and its shareholders, and the filing and effectiveness of a Form 10 with the SEC. The Company expects the transaction to be completed in the middle of 2010.

Discontinued Operations

In October 2009, the Company entered into a definitive agreement to sell its wholly owned subsidiary, PPD Biomarker Discovery Sciences, LLC, which owns and operates a biomarker discovery business in Menlo Park, California. If the transaction closes, the consideration to be received by the Company for the sale of this business is not expected to be material. The Company is expected to report the results of the biomarker business as discontinued operations within the consolidated condensed statements of income. The biomarker business is included in the Company’s Discovery Sciences segment.

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

With 77 offices in 38 countries and approximately 10,000 employees worldwide, we have provided services to 46 of the top 50 pharmaceutical companies in the world as ranked by 2008 healthcare research and development spending. We also work with leading biotechnology and medical device companies and government organizations that sponsor clinical research. We are one of the world’s largest providers of drug development services based on 2008 annual net revenue generated from contract research organizations.

Building on our outsourcing relationship with pharmaceutical and biotechnology clients, we established our Discovery Sciences business in 1997. This business primarily focuses on compound development and commercialization collaborations. We have developed a risk-sharing research and development model to help pharmaceutical and biotechnology clients develop compounds. Through collaborative arrangements based on this model, we assist our clients by sharing the risks and potential rewards of the development and commercialization of drugs at various stages of development.

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

Executive Overview

Our revenues are dependent on a relatively small number of industries and clients. As a result, we closely monitor the market for our services. For a discussion of the trends affecting the market for our services, see “Item 1. Business – Industry Overview – Trends Affecting the Drug Discovery and Development Industry” in our Annual Report on Form 10-K for the year ended December 31, 2008. In the first nine months of 2009, we experienced lower demand for our services, high cancellation rates and significant project delays. We believe this was primarily due to the current general economic conditions and the global financial crisis, increased competition, and consolidation of several large pharmaceutical and biotechnology companies, which delayed decisions on research and development spending. Despite these conditions and uncertainties about the level of and delays in R&D spending by pharmaceutical and biotech companies, we continue to believe in the fundamentals of the market and that it will rebound in future periods. For the remainder of 2009, we plan to focus on sales execution, operational performance and building strategic partnerships with pharmaceutical and biotechnology companies. We also expect to continue to pursue strategic acquisitions that would expand our geographic presence or complement and broaden our service offerings.

Despite the current market for CRO services, we continue to expand our operations. During the third quarter of 2009, we opened our global central laboratory in Singapore, strengthening our ability to provide biopharmaceutical clients an extensive range of customized laboratory services around the world. We continue to make progress on our new laboratory in Ireland, expecting it to be operational in the first quarter of 2010. In October 2009, we entered into an agreement to acquire Excel PharmaStudies, Inc., one of the largest contract research organizations in China. Excel is headquartered in Beijing, China and has offices in more than 15 cities throughout China. When closed, this acquisition should strengthen our global footprint, significantly expand our presence and reach within China and improve our ability to offer Phase II-IV clinical, data management, biostatistics, regulatory and quality assurance services. Also in October 2009, we signed an agreement to invest up to $100.0 million in the Celtic Therapeutics Holdings LP, an investment partnership organized for the purpose of identifying, acquiring and investing in a diversified portfolio of 10 to 15 novel therapeutic product candidates. This investment is intended to set the stage for a strategic drug development alliance between Celtic and us. Finally, we believe there are opportunities to grow our vaccine lab, which we acquired at the end of 2008.

We review various metrics to evaluate our financial performance, including period-to-period changes in backlog, new authorizations, cancellation rates, revenue, margins and earnings. In the third quarter of 2009, we had new authorizations of $425.5 million, a decrease of 39.5% over the same period in 2008. The cancellation rate for the third quarter of 2009 was 5.1% of backlog compared to 5.7% for the third quarter in 2008. Backlog was $3.2 billion as of September 30, 2009, up 5.2% over September 30, 2008. The average length of our contracts was 36 months as of September 30, 2009, up slightly from 35 months as of September 30, 2008 due primarily to several new contracts with longer than average duration.

Backlog by client type as of September 30, 2009 was 68.8% pharmaceutical, 26.0% biotech and 5.2% government/other, as compared to 54.1% pharmaceutical, 35.1% biotech and 10.9% government/other as of September 30, 2008. This change in the composition of our backlog is primarily a result of an increase in authorizations from pharmaceutical companies during the 12-month period ended September 30, 2009. Net revenue by client type for the quarter ended September 30, 2009 was 63.2% pharmaceutical, 29.4% biotech and 7.4% government/other, compared to 56.0% pharmaceutical, 30.8% biotech and 13.2% government/other for the quarter ended September 30, 2008.

For the third quarter of 2009, net revenue contribution by service area was 78.9% for Phase II-IV services, 18.6% for laboratory services, 2.2% for the Phase I clinic and 0.3% for Discovery Sciences, compared to 80.3% for Phase II-IV services, 14.3% for laboratory services, 3.3% for the Phase I clinic and 2.1% for Discovery Sciences for the same period in 2008. Top therapeutic areas by net revenue for the quarter ended September 30, 2009 were oncology, circulatory/cardiovascular, infectious diseases, endocrine/metabolic and central nervous system. For a detailed discussion of our revenue, margins, earnings and other financial results for the quarter ended September 30, 2009, see “Results of Operations – Three Months Ended September 30, 2008 versus Three Months Ended September 30, 2009” below.

In July 2009, we reduced our Development segment workforce in North America by approximately 270 employees. We treated the resulting expenses including transition pay and benefits along with outplacement services as restructuring costs. In the third quarter of 2009, we accrued and paid restructuring costs of $3.9 million.

As of September 30, 2009, we had $682.9 million of cash and cash equivalents and short- and long-term investments, after giving effect to the payment of our third quarter dividend of $17.7 million and capital expenditures of $14.2 million. In the third quarter of 2009, we generated $55.2 million in cash from operations. The number of days’

revenue outstanding in accounts receivable and unbilled services, net of unearned income, also known as DSO, was 33 days for the nine months ended September 30, 2009, compared to 42 days for the year ended December 31, 2008. DSO decreased in the first nine months of 2009 due to improved cash collections, the mix of contracts performed and their payment terms. We plan to continue to monitor DSO and the various factors that affect it. However, we expect DSO will continue to fluctuate from quarter to quarter depending on contract terms, the mix of contracts performed and our success in collecting receivables.

In May 2009, we completed our disposition of substantially all of the assets of our wholly owned subsidiary, Piedmont Research Center, LLC, to Charles River Laboratories International, Inc., for total consideration of $46.0 million. Due to the unique service offering of Piedmont Research Center, we felt this business unit was not a long-term strategic fit.

In October 2009, we entered into a definitive agreement to sell our wholly owned subsidiary, PPD Biomarker Discovery Sciences, LLC, which owns and operates a biomarker discovery business in Menlo Park, California.

With regard to our existing compound partnering arrangements, Johnson & Johnson’s marketing authorization application for dapoxetine is under regulatory review in several countries. To date, Finland, Sweden, Portugal, Austria, Italy, Spain, Germany, Korea and Mexico have approved dapoxetine for marketing under the trade name Priligy. In the first quarter of 2009, we received a $2.5 million milestone payment on each of the first two national approvals, for a total of $5.0 million. We are entitled to royalties on net sales of Priligy and sales-based milestones if requisite sales levels are reached. We recorded the first royalties from sales of Priligy in the second quarter of 2009.

Takeda submitted the new drug application, or NDA, for alogliptin to the Food and Drug Administration, or FDA, in December 2007 and the NDA for fixed dose combination of alogliptin and ACTOS™ in September 2008. They also submitted the NDA for alogliptin in Japan in September 2008. In June 2009, the FDA issued a complete response to Takeda on its alogliptin NDA and requested Takeda to conduct an additional cardiovascular safety trial that satisfies the FDA’s December 2008 guidance on anti-diabetes therapies. In September 2009, the FDA issued a complete response to Takeda on its fixed dose combination of alogliptin and ACTOS stating that further review would be dependent on the cardiovascular safety data that would be submitted in support of the alogliptin monotherapy NDA. If additional filings and approvals occur for alogliptin, we will receive additional regulatory milestones, royalties on sales and sales-based milestones if specified sales levels are achieved.

With regard to our collaboration on the statin compound, PPD10558, as previously announced, we have completed a high dose comparator study in healthy volunteers. The drug was well-tolerated and the results suggest that it compares favorably to currently marketed statins. We continue to evaluate the future development of this compound.

In April 2009, we acquired Magen BioSciences, Inc., a biotechnology company focused on the development dermatologic therapies, for total consideration of $14.9 million. Through the acquisition, we are expanding our compound partnering program into dermatology and gaining screening capability for dermatologic compounds. Since the acquisition, Magen BioSciences was renamed PPD Dermatology. We filed an investigational new drug, application, or IND, for our lead dermatology candidate MAG-131 in October 2009. This compound will be evaluated as potential treatments for psoriasis, atopic dermatitis and acne. We are currently screening additional compounds in our dermatology laboratory to identify additional drug development candidates for other dermatological indications.

In October 2009, our board of directors authorized management to proceed with preparations to spin-off our compound partnering business from its core contract research organization business. If completed, the spin-off will result in two independent public companies. The compound partnering company resulting from the spin-off is expected to have the following compounds, rights and investments: Prilogy; alogliptin; our statin compound licensed from Ranbaxy; our dermatology business acquired from Magen; and rights to all potential new compounds acquired by us prior to the spin-off. We currently expect to accomplish the spin-off through a tax-free, pro rata dividend distribution of stock to our shareholders. Completion of the proposed spin-off is subject to numerous conditions, including the final approval of our board of directors, receipt of a private letter ruling or independent opinion that the spin-off will be tax-free to the us and our shareholders, and the filing and effectiveness of a Form 10 with the SEC.

New Business Authorizations and Backlog

We add new business authorizations, which are sales of our services, to backlog when we enter into a contract or letter of intent or receive a verbal commitment. Authorizations can vary significantly from quarter to quarter and contracts generally have terms ranging from several months to several years. We recognize revenue on these authorizations as services are performed. Our new authorizations for the three months ended September 30, 2009 and 2008 were $425.5 million and $702.7 million, respectively.

Our backlog consists of new business authorizations for which the work has not started but is anticipated to begin in the future and the portion of contracts in process that have not been completed. As of September 30, 2009, the remaining duration of the contracts in our backlog ranged from one to 89 months, with a weighted-average duration of 36 months. We expect the weighted-average duration of the contracts in our backlog to fluctuate from quarter to quarter in the future, based on the contracts constituting our backlog at any given time. Amounts included in backlog represent future potential revenue and exclude revenue that we have recognized. We adjust backlog on a monthly basis to account for fluctuations in exchange rates, cancellations of contracts and adjustments to the scope of contracts. Our backlog as of September 30, 2009 and 2008 was $3.2 billion and $3.0 billion, respectively. For various reasons discussed in “Item 1. Business – Backlog” in our Annual Report on Form 10-K for the year ended December 31, 2008, including contract cancellations, our backlog might never be recognized as revenue and is not necessarily a meaningful predictor of future performance.

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

In connection with the management of clinical trials, we pay, on behalf of our clients, fees to investigators and test subjects as well as other out-of-pocket costs for items such as travel, printing, meetings and couriers. Our clients reimburse us for these costs. Amounts paid by us as a principal for out-of-pocket costs are included in direct costs as reimbursable out-of-pocket expenses and the reimbursements we receive as a principal are reported as reimbursed out-of-pocket revenue. In our statements of income, we combine amounts paid by us as an agent for out-of-pocket costs with the corresponding reimbursements, or revenue, we receive as an agent. During the three months ended September 30, 2009 and 2008, fees paid to investigators and other fees we paid as an agent and the associated reimbursements were $79.2 million and $81.0 million, respectively.

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

Three Months Ended September 30, 2008 versus Three Months Ended September 30, 2009

The following table sets forth amounts from our consolidated condensed financial statements along with the dollar and percentage change for the three months ended September 30, 2008 compared to the three months ended September 30, 2009.

	Three Months Ended September 30,
(in thousands, except per share data)	2008	2009	$ Inc (Dec)	% Inc (Dec)
Net revenue:
Development	$358,674	$315,841	$(42,833)	(11.9)%
Discovery Sciences	3,441	1,099	(2,342)	(68.1)
Reimbursed out-of-pockets	32,020	24,119	(7,901)	(24.7)

Total net revenue	394,135	341,059	(53,076)	(13.5)

Direct costs:
Development	173,748	150,347	(23,401)	(13.5)
Discovery Sciences	379	550	171	45.1
Reimbursable out-of-pocket expenses	32,020	24,119	(7,901)	(24.7)

Total direct costs	206,147	175,016	(31,131)	(15.1)

Research and development expenses	1,629	4,604	2,975	182.6
Selling, general and administrative expenses	101,223	94,077	(7,146)	(7.1)
Depreciation and amortization	15,203	16,570	1,367	9.0
Restructuring costs	—	3,892	3,892	100.0

Income from continuing operations	69,933	46,900	(23,033)	(32.9)

Impairment of investments, net	(2,092)	—	2,092	100.0
Other income, net	6,635	1,246	(5,389)	(81.2)

Income from continuing operations before provision for income taxes	74,476	48,146	(26,330)	(35.4)
Provision for income taxes	24,000	10,472	(13,528)	(56.4)

Income from continuing operations	50,476	37,674	(12,802)	(25.4)
Discontinued operations, net of provision for income taxes	708	—	(708)	(100.0)

Net income	$51,184	$37,674	$(13,510)	(26.4)

Income per diluted share from continuing operations	$0.42	$0.32	$(0.10)	(23.8)

Income per diluted share from discontinued operations	$0.01	$0.00	$(0.01)	(100.0)

Net income per diluted share	$0.43	$0.32	$(0.11)	(25.6)

Total net revenue decreased $53.1 million to $341.1 million in the third quarter of 2009. The decrease in total net revenue resulted primarily from a decrease in our Development segment revenue. The Development segment generated net revenue of $315.8 million, which accounted for 92.6% of total net revenue for the third quarter of 2009. The $42.8 million decrease in Development segment net revenue was primarily attributable to a $41.3 million decrease in net revenue from our Phase II-IV services, of which $2.7 million was due to the strengthening of the U.S. dollar relative to the euro, Brazilian real and pound sterling. Overall net revenue from Phase II-IV services decreased from the third quarter of 2008 mainly due to a 41.5% decrease in net authorization for the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008. Our Phase I clinic also had a decrease in net revenue in the third quarter of 2009 as compared to the same period in 2008, which was offset by a net increase in net revenue from our laboratory units primarily due to revenue generated from our vaccine lab acquired in December 2008.

Total direct costs decreased $31.1 million to $175.0 million in the third quarter of 2009 primarily as the result of a decrease in Development segment direct costs. Development segment direct costs decreased $23.4 million to $150.3 million in the third quarter of 2009 due to the decrease in net revenue mentioned above. This decrease was mainly attributable to a decrease in personnel costs of $16.6 million, a decrease in contract labor and subcontractor costs of $6.6 million and a decrease of $1.4 million related to losses on our foreign currency hedging position, partially offset by an increase of $1.0 million in facility costs. Of the $23.4 million decrease in Development segment direct costs, $9.9 million was due to the strengthening of the U.S. dollar relative to the euro, Brazilian real and pound.

R&D expenses increased $3.0 million to $4.6 million in the third quarter of 2009. The increase in R&D expense was primarily due to development costs associated with our dermatology compounds acquired as part of the Magen acquisition in April 2009. We plan to continue evaluating other compound partnering opportunities, which could result in additional R&D expenses and earnings dilution in future periods until we complete the proposed spin-off of that business.

SG&A expenses decreased $7.1 million to $94.1 million in the third quarter of 2009. The decrease in SG&A expenses was primarily related to a $2.6 million decrease in personnel costs, a $2.6 million decrease in bad debt expense, a $1.5 million decrease in recruitment and relocation costs and a $1.0 million decrease in travel costs. Overall SG&A expenses decreased in the third quarter of 2009 primarily due to the restructuring discussed below as well as a reduction in recruiting and relocation expenses and non-billable travel costs.

Depreciation and amortization expense increased $1.4 million to $16.6 million in the third quarter of 2009. The increase relates to property and equipment we acquired over the past year in order to be able to accommodate growth.

Restructuring costs were $3.9 million for the third quarter of 2009. In July, we reduced our Development segment workforce in North America by approximately 270 employees.

Other income, net decreased $5.4 million to $1.2 million in the third quarter of 2009. This decrease was due primarily to a $2.9 million decrease in interest income from lower interest rates earned on cash balances, partially offset by a $0.4 million gain on the sale of investments. Changes in exchange rates from the time we recognize revenue until the client pays also resulted in a net loss on foreign currency transactions of $0.7 million for the third quarter of 2009, down from a net gain of $1.0 million in the third quarter of 2008.

Our provision for income taxes from continuing operations decreased $13.5 million to $10.5 million in the third quarter of 2009. Our effective income tax rate from continuing operations for the third quarter of 2009 was 21.8% compared to 32.5% for the third quarter of 2008. This decrease in our tax rate was primarily due to a shift in the geographical mix of our pre-tax earnings, the receipt of nontaxable foreign research credits and reduction in liabilities for uncertain tax positions.

Net income of $37.7 million in the third quarter of 2009 represents a decrease of 26.4% from $51.2 million in the third quarter of 2008. Net income per diluted share of $0.32 in the third quarter of 2009 represents a 25.6% decrease from $0.43 net income per diluted share in the third quarter of 2008.

Nine Months Ended September 30, 2008 versus Nine Months Ended September 30, 2009

The following table sets forth amounts from our consolidated condensed financial statements along with the dollar and percentage change for the nine months ended September 30, 2008 compared to the nine months ended September 30, 2009.

	Nine Months Ended September 30,		$ Inc (Dec)	% Inc (Dec)
(in thousands, except per share data)	2008	2009
Net revenue:
Development	$1,077,120	$981,374	$(95,746)	(8.9)%
Discovery Sciences	19,804	7,543	(12,261)	(61.9)
Reimbursed out-of-pockets	92,811	72,252	(20,559)	(22.2)

Total net revenue	1,189,735	1,061,169	(128,566)	(10.8)

Direct costs:
Development	534,484	473,003	(61,481)	(11.5)
Discovery Sciences	1,124	1,668	544	48.4
Reimbursable out-of-pocket expenses	92,811	72,252	(20,559)	(22.2)

Total direct costs	628,419	546,923	(81,496)	(13.0)

Research and development expenses	7,827	10,832	3,005	38.4
Selling, general and administrative expenses	300,186	286,098	(14,088)	(4.7)
Depreciation and amortization	44,797	47,897	3,100	6.9
Impairment of intangible asset	1,607	—	(1,607)	(100.0)
Restructuring costs	—	3,892	3,892	100.0

Income from continuing operations	206,899	165,527	(41,372)	(20.0)

Impairment of investments, net	(15,435)	—	15,435	100.0
Other income, net	14,907	2,102	(12,805)	(85.9)

Income from continuing operations before provision for income taxes	206,371	167,629	(38,742)	(18.8)
Provision for income taxes	67,740	46,994	(20,746)	(30.6)

Income from continuing operations	138,631	120,635	(17,996)	(13.0)
Discontinued operations, net of provision for income taxes	1,689	19,668	17,979	1064.5

Net income	$140,320	$140,303	$(17)	—

Income per diluted share from continuing operations	$1.15	$1.02	$(0.13)	(11.3)

Income per diluted share from discontinued operations	$0.01	$0.17	$0.16	1600.0

Net income per diluted share	$1.16	$1.18	$0.02	1.7

Total net revenue decreased $128.6 million to $1.1 billion in the first nine months of 2009. The decrease in total net revenue resulted from decreases in both our Development and Discovery Sciences segment revenue. The Development segment generated net revenue of $981.4 million, which accounted for 92.5% of total net revenue for the first nine months of 2009. The $95.8 million decrease in Development segment net revenue was primarily attributable to a $92.4 million decrease in net revenue from our Phase II-IV services, of which $20.2 million was due to the strengthening of the U. S. dollar relative to the euro, Brazilian real and pound sterling. Overall net revenue from Phase II-IV services decreased from the nine months ended September 30, 2008 mainly due to lower authorizations coupled with postponements and higher than normal cancellations. Our Phase I clinic also had a decrease in net revenue in the first nine months of 2009 as compared to the same period in 2008, which was offset by a net increase in net revenue from our laboratory units primarily due to revenue generated from our vaccine lab.

The Discovery Sciences segment generated net revenue of $7.5 million in the first nine months of 2009, a decrease of $12.3 million from the first nine months of 2008. The higher 2008 Discovery Sciences segment net revenue was mainly attributable to the $15.0 million milestone payment we earned in the first nine months of 2008 as a result of Takeda’s submission of the alogliptin NDA to the FDA and a $3.0 million milestone payment we earned in the third quarter of 2008 as a result of Takeda’s submission of the alogliptin NDA in Japan, while in 2009 we received $5.0 million in milestone payments as a result of regulatory approvals of Priligy.

Total direct costs decreased $81.5 million to $546.9 million in the first nine months of 2009 primarily as the result of a decrease in Development segment direct costs. Development segment direct costs decreased $61.5 million to $473.0 million in the first nine months of 2009 due to the decrease in net revenue mentioned above. This decrease was mainly attributable to a decrease in personnel costs of $44.1 million and a decrease in contract labor and subcontractor costs of $20.1 million, partially offset by an increase of $5.3 million related to losses on our foreign currency hedging position. Of the $61.5 million decrease in Development segment direct costs, $31.1 million was due to the strengthening of the U.S. dollar relative to the euro, Brazilian real and pound sterling and $7.5 million of the decrease was attributable to a research credit recognized in 2009 associated with a foreign research incentive program. Of that $7.5 million, $4.9 million was related to qualifying foreign research credits on expenses incurred during 2008.

R&D expenses increased $3.0 million to $10.8 million in the first nine months of 2009. The increase in R&D expense was primarily due to development costs associated with our dermatology compounds acquired as part of the Magen acquisition in April 2009. We plan to continue evaluating other compound partnering opportunities, which could result in additional R&D expenses and earnings dilution in future periods until we complete the proposed spin-off of that business.

SG&A expenses decreased $14.1 million to $286.1 million in the first nine months of 2009. The decrease in SG&A expenses was primarily related to a $5.1 million decrease in recruitment and relocation costs, a $3.5 million decrease in personnel costs partially attributable to research credits mentioned above, a $3.2 million decrease in travel costs, a $1.9 million decrease in information systems expenses and a decrease of $3.1 million in bad debt expense, partially offset by a $3.9 increase in facility costs. Overall SG&A expenses decreased in the first nine months of 2009 primarily due to the restructuring discussed below as well as reduction in recruiting and relocation and non-billable travel costs.

Depreciation and amortization expense increased $3.1 million to $47.9 million in the first nine months of 2009. The increase relates to property and equipment we acquired over the past year in order to be able to accommodate growth.

Restructuring costs were $3.9 million for the first nine months of 2009. In July 2009, we reduced our Development segment workforce in North America by approximately 270 employees.

Other income, net decreased $12.8 million to $2.1 million in the first nine months of 2009. This decrease was due primarily to a $10.2 million decrease in interest income from lower interest rates earned on cash balances. Changes in exchange rates from the time we recognize revenue until the client pays also resulted in a net loss on foreign currency transactions of $3.1 million for the first nine months of 2009, up from a net loss of $1.1 million in the first nine months of 2008.

Our provision for income taxes from continuing operations decreased $20.8 million to $47.0 million in the first nine months of 2009. Our effective income tax rate from continuing operations for the first nine months of 2009 was 28.0% compared to 32.8% for the first nine months of 2008. This decrease in our tax rate was primarily due to a shift in the geographical mix of our pre-tax earnings, the receipt of nontaxable foreign research credits and reduction in liabilities for uncertain tax positions.

Discontinued operations, net of provision for income taxes was $19.7 million in the first nine months of 2009. In May 2009, we completed our disposition of substantially all of the assets of Piedmont Research Center, our preclinical oncology services business, to Charles River Laboratories. As a result, this business unit has been shown as discontinued operations for the nine months ended September 30, 2008 and 2009. We recognized a gain from the sale of business of $19.5 million, net of provision for income taxes of $16.1 million in the first nine months of 2009.

Net income of $140.3 million in the first nine months of 2009 was approximately the same as net income in the first nine months of 2008. Net income per diluted share of $1.18 in the first nine months of 2009 represents a 1.7% increase from $1.16 net income per diluted share in the first nine months of 2008. Net income per diluted share for the first nine months of 2008 included $18.0 million in milestone payments from Takeda under our DPP-4 collaboration agreement, a $1.6 million impairment of an intangible asset and a $15.4 million net impairment of investment. Net income per diluted share for the first nine months of 2009 included $5.0 million in milestone payments in connection with the regulatory approvals of Priligy and the $19.5 million gain, net of tax, from the sale of Piedmont Research Center.

Liquidity and Capital Resources

As of September 30, 2009, we had $437.6 million of cash and cash equivalents and $156.1 million of short-term investments. Our cash and cash equivalents and short-term investments are invested in financial instruments that are issued or guaranteed by the U.S. government and municipal debt obligations. Our expected primary cash needs are for capital expenditures, expansion of services, possible acquisitions, investments and compound partnering collaborations, geographic expansion, dividends, working capital and other general corporate purposes. We have historically funded our operations, dividends and growth, including acquisitions, primarily with cash flow from operations.

We held $89.1 million and $89.6 million in long-term investments, net of unrealized loss, consisting of auction rate securities at September 30, 2009 and December 31, 2008, respectively. Our portfolio of investments in auction rate securities consists of interests in government-guaranteed student loans, insured municipal debt obligations and municipal preferred auction rate securities. Even though we liquidated $4.5 million of our auction rate securities portfolio at par value in the third quarter of 2009, we classified our entire balance of auction rate securities as long-term assets at September 30, 2009 due to continuing uncertainties about the liquidity in the auction rate securities market. We also recorded an unrealized loss on these investments of $30.5 million as of December 31, 2008 and $23.2 million as of September 30, 2009. This unrealized loss was recorded based on a Level 3 valuation, including assumptions about appropriate maturity periods of the instruments by utilizing an average 78-month workout period based on industry expectations, market interest rates for comparable securities and the underlying credit-worthiness of the issuers. We concluded this impairment was temporary because of our ability and intent to hold the auction rate securities until the fair value recovers.

In the first nine months of 2009, our operating activities provided $137.1 million in cash as compared to $258.8 million for the same period last year. The change in cash flow was due primarily to (1) a $42.9 million decrease in noncash items relating to investing or financing activities, including decreases in impairment of investments of $15.4 million, stock option expense of $4.8 million, provision for doubtful accounts of $3.1 million, and due to the gain on sale of business of $19.5 million recorded in 2009 and (2) deferrals of past, and accruals of expected future, operating cash receipts and payments totaling ($78.7) million. The change in adjustments for accruals of expected future operating cash receipts and payments includes payables to investigators of $21.9 million. The change in adjustments for deferrals of past operating cash receipts and payments includes accounts receivable and unbilled services of ($54.9) million, accrued and deferred income taxes of ($17.2) million, unearned income of ($14.8) million, other assets of ($8.5) million, accounts payable and other accrued expenses and deferred rent of ($3.0) million and prepaid expenses and investigator advances of ($2.2) million. Fluctuations in receivables and unearned income occur on a regular basis as we perform services, achieve milestones or other billing criteria, send invoices to clients and collect outstanding accounts receivable. This activity varies by individual client and contract. We attempt to negotiate payment terms that provide for payment of services prior to or soon after the provision of services, but the levels of unbilled services and unearned revenue can vary significantly from quarter to quarter.

In the first nine months of 2009, our investing activities used $171.3 million in cash. We used cash of $46.7 million for acquisitions, $5.4 million for escrow deposits, $37.7 million for capital expenditures and $148.1 million for investments. These amounts were partially offset by proceeds from the sale of business of $42.1 million and the maturity and sale of investments of $24.7 million. Our capital expenditures in the first nine months of 2009 primarily consisted of $20.2 million for computer software and hardware, $10.2 million for various leasehold improvements and $5.0 million for additional scientific equipment for our laboratory units.

In the first nine months of 2009, our financing activities used $39.0 million of cash. We used $50.2 million to pay dividends, which was offset by proceeds of $11.1 million from stock option exercises and purchases under our employee stock purchase plan.

The following table sets forth amounts from our consolidated condensed balance sheets affecting our working capital, along with the dollar amount of the change from December 31, 2008 to September 30, 2009.

(in thousands)	December 31, 2008	September 30, 2009	$ Inc (Dec)
Current assets:
Cash and cash equivalents	$491,755	$437,595	$(54,160)
Short-term investments	27,064	156,140	129,076
Accounts receivable and unbilled services, net	401,303	460,643	59,340
Investigator advances	16,901	14,776	(2,125)
Prepaid expenses	19,977	23,585	3,608
Deferred tax assets	27,972	19,576	(8,396)
Other current assets	34,238	57,315	23,077

Total current assets	$1,019,210	$1,169,630	$150,420

Current liabilities:
Accounts payable	$23,022	$24,663	$1,641
Payables to investigators	39,370	60,756	21,386
Accrued income taxes	18,388	6,990	(11,398)
Other accrued expenses	178,926	162,216	(16,710)
Unearned income	246,649	273,667	27,018

Total current liabilities	$506,355	$528,292	$21,937

Working capital	$512,855	$641,338	$128,483

Working capital was $641.3 million as of September 30, 2009 compared to $512.9 at December 31, 2008. The increase in working capital was due primarily to an increase in short-term investments and an increase in accounts receivable and unbilled services, net, partially offset by a decrease in cash and cash equivalents.

For the nine months ended September 30, 2009, DSO was 33 days compared to 42 days for the year ended December 31, 2008. We calculate DSO by dividing accounts receivable and unbilled services less unearned income by average daily gross revenue for the applicable period. We expect DSO will continue to fluctuate in the future depending on contract terms, the mix of contracts performed within a quarter, the levels of investigator advances and unearned income, and our success in collecting receivables.

Effective August 1, 2009, we renewed our $25.0 million revolving credit facility with Bank of America, N.A. Indebtedness under the facility is unsecured and subject to covenants relating to financial ratios and restrictions on certain types of transactions. This credit facility does not restrict or limit the payment of dividends. We were in compliance with all loan covenants as of September 30, 2009. Outstanding borrowings under the facility bear interest at an annual fluctuating rate equal to the one-month London Interbank Offered Rate, or LIBOR, plus a margin of 0.75%. We can use borrowings under this credit facility for working capital and general corporate purposes. This credit facility is currently scheduled to expire on June 30, 2010, at which time any outstanding balance will be due. As of September 30, 2009, no borrowings were outstanding under this credit facility, although the aggregate amount available for borrowing had been reduced by $1.8 million due to outstanding letters of credit issued under this facility.

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

In 2008, we announced that our board of directors approved a stock repurchase program authorizing us to repurchase up to $350.0 million of our common stock from time to time in the open market. We adopted a share repurchase program in view of the price at which our stock was trading at the time of the adoption of the program, the strength of our balance sheet and our ability to generate cash, and in order to minimize earnings dilution from future equity compensation awards. During the three and nine months ended September 30, 2009, we did not repurchase any shares. As of September 30, 2009, $260.7 million remained available for share repurchases under the stock repurchase program. Although we do not presently intend to repurchase additional shares in the near term under our existing repurchase program, if we do, we expect to finance any such potential stock repurchases from existing cash and cash flows from operations.

As of September 30, 2009, we had commitments to invest up to an aggregate additional $14.9 million in four venture capital funds and $2.8 million in other investments. For further details, see Note 4 in the notes to consolidated condensed financial statements.

As of September 30, 2009, the total gross unrecognized tax benefits were $26.2 million. Of this total, $9.8 million is the amount that, if recognized, would reduce our effective tax rate. We believe that it is reasonably possible that the total amount of unrecognized tax benefits could decrease by as much as $5.2 million within the next 12 months due to the settlement of audits and the expiration of statutes of limitations.

Our policy for recording interest and penalties associated with tax audits is to record them as a component of provision for income taxes. During the first nine months of 2009, the amount of interest and penalties recorded as an expense to the statement of income was $1.2 million and $0.1 million, respectively. As of September 30, 2009, $5.5 million of interest and $0.9 million of penalties were accrued with respect to uncertain tax positions. To the extent these interest and penalties are not assessed, we will reduce amounts accrued and reflect them as a reduction of the overall income tax provision.

We have been involved in compound development and commercialization collaborations since 1997. We developed a risk-sharing research and development model to help pharmaceutical and biotechnology clients develop compounds. Through collaborative arrangements based on this model, we assist our clients by sharing the risks and potential rewards associated with the development and commercialization of drugs at various stages of development. As of September 30, 2009, we had two main collaborations, one with Johnson & Johnson and one with Takeda Pharmaceuticals Company Limited and related to dapoxetine and alogliptin, respectively. Both involve the potential future receipt of one or more of the following forms of revenue: payments upon the achievement of specified regulatory and sales-based milestones; and royalty payments if the compound is approved for sale. To date, Finland, Sweden, Portugal, Austria, Italy, Spain, Germany, Korea and Mexico have approved dapoxetine for marketing under the trade name Priligy. We received a $2.5 million milestone payment on each of the first two of these national approvals, for a total of $5.0 million, in the first quarter of 2009. We are entitled to royalties on net sales of Priligy and sales-based milestones if requisite sales levels are reached. We recorded the first royalties from sales of Priligy in the second quarter of 2009. With regard to alogliptin, in June 2009, the FDA issued a complete response to Takeda on its alogliptin NDA, requesting Takeda conduct an additional cardiovascular safety trial that satisfies the FDA’s December 2008 guidance on anti-diabetes therapies. In September 2009, the FDA issued a complete response to Takeda on its fixed dose combination of alogliptin and ACTOS NDA stating that further review would be dependent on the cardiovascular safety data that would be submitted in support of the alogliptin monotherapy NDA. As a result of the risks associated with drug development and commercialization, including poor or unexpected clinical trial results, obtaining regulatory approval to sell in any country and changing regulatory requirements, we might not receive any further milestone payments, royalties or other payments with respect to any of our drug development collaborations.

As of September 30, 2009, we had two collaborations that involved potential future expenditures. The first was our collaboration with Johnson & Johnson, for Priligy. In connection with this collaboration, we have an obligation to pay a royalty to Eli Lilly and Company of 5% on annual net sales of the compound in excess of $800 million.

The second collaboration involving potential future expenditures is with Ranbaxy. In February 2007, we exercised an option to license from Ranbaxy a statin compound that we are developing as a potential treatment for dyslipidemia, a metabolic disorder characterized by high cholesterol levels. Under the agreement, we have an exclusive license to make, use, sell, import and sublicense the compound and any licensed product anywhere in the world for any human use. We are solely responsible, and will bear all costs and expenses, for the development, manufacture, marketing and commercialization of the compound and licensed products. We are obligated to pay Ranbaxy milestone payments upon the occurrence of specified clinical development events. If a licensed product is approved for sale, we must also pay Ranbaxy royalties based on sales of the product, as well as commercial milestone payments based on the achievement of specified worldwide sales targets. If all criteria are met, the total amount of potential clinical and sales-based milestones that we are obligated to pay Ranbaxy would be $44.0 million. We have completed a high dose comparator study in healthy volunteers. The drug was well-tolerated and the results suggest that it compares favorably to currently marketed statins. We continue to evaluate the future development of this compound.

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

Off-Balance Sheet Arrangements

As of September 30, 2009, we do not have any off-balance sheet arrangements except for operating leases entered into during the normal course of business.

Contractual Obligations

As discussed in Note 2 to the consolidated condensed financial statements of this Form 10-Q, we have various contractual obligations related to acquisitions. As of September 30, 2009, these obligations totaled $7.1 million, payable over the next two years.

We have also renegotiated several operating leases on buildings that have extended our contractual obligations and increased the “2014 and thereafter” category in the future minimum payments table in the Annual Report on Form 10-K by $49.8 million.

In October 2009, we signed an agreement to invest up to $100.0 million in the Celtic Therapeutics Holdings LP, an investment fund organized for the purpose of identifying, acquiring and investing in a diversified portfolio of 10 to 15 novel therapeutic product candidates. The initial capital funding in October 2009 was $32.7 million with the remainder of the capital calls anticipated to be spread over the next two to three years.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect reported amounts and related disclosures. We have discussed those estimates that we believe are critical and require the use of complex judgment in their application in our 2008 Annual Report on Form 10-K. There were no material changes to our critical accounting policies and estimates in the first nine months of 2009. For detailed information on our critical accounting policies and estimates, see our Annual Report on Form 10-K for the year ended December 31, 2008.

Recent Accounting Pronouncements

In December 2007, the FASB issued revised guidance on the accounting for business combinations. The revised guidance expands the definitions of a business and a business combination and requires that: the purchase price of an acquisition, including the issuance of equity securities to be determined on the acquisition date, be recorded at fair value at the acquisition date; all assets, liabilities, contingent consideration, contingencies and in-process research and development costs of an acquired business be recorded at fair value at the acquisition date; acquisition costs generally be expensed as incurred; restructuring costs generally be expensed in periods subsequent to the acquisition date; and changes be made in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period to impact income tax expense. In April 2009, the FASB issued additional guidance on the accounting for business combinations which requires an acquirer to recognize at fair value an asset acquired or a liability assumed in a business combination that arises from a contingency if its acquisition-date fair value can be determined during the measurement period. If the acquisition-date fair value cannot be determined, the acquirer applies the recognition criteria in the accounting for contingencies guidance to determine whether the contingency should be recognized as of the acquisition date or thereafter. This revised guidance applies to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.

In August 2008, the SEC announced that it will issue for comment a proposed roadmap regarding the potential use by U.S. issuers of financial statements prepared in accordance with IFRS. IFRS is a comprehensive series of accounting standards published by the IASB. Under the proposed roadmap, the Company could be required to prepare financial statements in accordance with IFRS beginning with those for fiscal 2014. The SEC has indicated it will make a determination in 2011 regarding mandatory adoption of IFRS.

In May 2009, the FASB issued a new accounting standard on the accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued (“subsequent events”). The standard sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that occur for a potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. This standard is effective for interim and annual periods ending after June 15, 2009.

In June 2009, the FASB issued a new standard on the FASB ASC. This standard was issued to establish the FASB ASC as the source of authoritative accounting principles recognized by the FASB in the preparation of financial statements in conformity with GAAP. Essentially, the GAAP hierarchy will be modified to only include 2 levels – authoritative and non-authoritative. This standard is effective for financial statements issued for interim and annual periods ending after September 15, 2009.

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

Potential Liability and Insurance

Drug development services involve the testing of potential drug candidates on human volunteers pursuant to a study protocol. This testing exposes us to the risk of liability for personal injury or death to study volunteers and patients resulting from, among other things, possible unforeseen adverse side effects, improper administration of the study drug or use of the drug following regulatory approval. For example, we have been named as a defendant in a number of lawsuits relating to the antibiotic Ketek, as described below in Part II, Item 1 – “Legal Proceedings”. We attempt to manage our risk of liability for personal injury or death to study volunteers and patients through standard operating procedures, patient informed consent and contractual indemnification provisions with clients and insurance. We monitor clinical trials in compliance with government regulations and guidelines. We have established global standard operating procedures intended to satisfy regulatory requirements in all countries in which we have operations and to serve as a tool for controlling and enhancing the quality of drug development services. The contractual indemnifications generally do not protect us against all our own actions, such as gross negligence. We currently maintain professional liability insurance coverage with limits we believe are adequate and appropriate.

Potential Volatility of Quarterly Operating Results and Stock Price

Our quarterly and annual operating results have fluctuated in the past, and we expect that they will continue to fluctuate in the future. Factors that could cause these fluctuations to occur include:

•	the timing and level of new business authorizations;

•	the timing of the initiation, progress or cancellation of significant projects;

•	our dependence on a small number of industries and clients;

•	our ability to properly manage growth or contraction in our business;

•	the timing and amount of costs associated with integrating acquisitions;

•	the timing of our Discovery Sciences segment milestone payments or other revenue, if any;

•	the timing and amount of costs associated with R&D and compound partnering collaborations;

•	our ability to recruit and retain experienced personnel;

•	the timing and extent of new government regulations;

•	impairment of investments or intangible assets;

•	litigation costs;

•	the timing of the opening of new offices;

•	the timing of other internal expansion costs;

•	exchange rate fluctuations between periods;

•	the mix of products and services sold in a particular period;

•	pricing pressure in the market for our services;

•	rapid technological change;

•	the timing and amount of start-up costs incurred in connection with the introduction of new products and services; and

•	intellectual property risks.

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

We are exposed to foreign currency risk by virtue of our international operations. We derived 40.9% and 40.0% of our net revenue for the three months ended September 30, 2009 and 2008, respectively, from operations outside the United States. We generally reinvest funds generated by each subsidiary in the country where they are earned. Accordingly, we are exposed to adverse movements in foreign currencies, predominately in the pound sterling, euro and Brazilian real.

The vast majority of our contracts are entered into by our U.S. or U.K. subsidiaries. The contracts entered into by the U.S. subsidiaries are often denominated in U.S. dollars. Contracts entered into by our U.K. subsidiaries are generally denominated in U.S. dollars, pounds sterling and euros, with the majority in U.S. dollars. Although an increase in exchange rates for the pound sterling or euro relative to the U.S. dollar increases net revenue from contracts denominated in these currencies, income from operations is negatively affected due to an increase in operating expenses that occurs when we convert our expenses from local currencies into the U.S. dollar equivalent.

We also have currency risk resulting from the passage of time between the recognition of revenue, invoicing of clients under contracts and the collection of client payments against those invoices. If a contract is denominated in a currency other than the subsidiary’s local currency, we recognize an unbilled receivable at the time of revenue recognition and a receivable at the time of invoicing for the local currency equivalent of the foreign currency invoice amount. Changes in exchange rates from the time we recognize revenue until the client pays will result in our receiving either more or less in local currency than the amount that was originally invoiced. We recognize this difference as a foreign currency transaction gain or loss, as applicable, and report it in other income, net. If the exchange rate on accounts receivable balances denominated in pounds sterling and euros had increased by 10%, our foreign currency transaction loss would have increased by $3.3 million at September 30, 2009.

Our strategy for managing foreign currency risk first relies on receiving payment in the same currency used to pay expenses and other non-derivative hedging strategies. From time to time, we also enter into foreign currency hedging activities in an effort to manage our potential foreign exchange exposure. If the U.S. dollar had weakened an additional 10% relative to the pound sterling, euro and Brazilian real in the third quarter of 2009, income from operations, including the impact of hedging, would have been $0.3 million higher for the quarter based on revenues and the costs related to our foreign operations. From time to time, we also enter into foreign currency hedging activities in an effort to manage our potential foreign exchange exposure. We have hedged a significant portion of our foreign currency exposure for the remainder of 2009.

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

Translation of the balance sheet in this manner affects shareholders’ equity through the cumulative translation adjustment account. This account exists only in the foreign subsidiary’s U.S. dollar balance sheet and is necessary to keep the foreign balance sheet, stated in U.S. dollars, in balance. We report translation adjustments with accumulated other comprehensive income (loss) as a separate component of shareholders’ equity. During the first nine months of 2009, several foreign currencies had a large decrease in value relative to the U.S. dollar. This resulted in a larger than normal change in translation adjustment. To date, cumulative translation adjustments have not been material to our consolidated financial position. However, future translation adjustments could materially and adversely affect us.

Currently, there are no material exchange controls on the payment of dividends or otherwise prohibiting the transfer of funds out of any country in which we conduct operations. Although we perform services for clients located in a number of jurisdictions, we have not experienced any material difficulties in receiving funds remitted from foreign countries. However, new or modified exchange control restrictions could have an adverse effect on our financial condition. If we were to repatriate dividends from the cumulative amount of undistributed earnings in foreign entities, we would incur a tax liability which is not currently provided for in our balance sheet.

We are exposed to changes in interest rates on our cash, cash equivalents and investments and amounts outstanding under notes payable and lines of credit. We invest our cash and investments in financial instruments with interest rates based on market conditions. If the interest rates on cash, cash equivalents and investments decreased by 10%, our interest income would have decreased by $0.1 million in the third quarter of 2009.

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

Internal Control Over Financial Reporting

No change to our internal control over financial reporting occurred during the third quarter of 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1.	Legal Proceedings

As previously disclosed, beginning in early 2007, we were named as a co-defendant in lawsuits involving claims relating to patients who allege they took sanofi-aventis’ FDA-approved antibiotic Ketek, for which we provided certain clinical trial services to sanofi-aventis’ predecessor. These suits alleged multiple causes of action, including negligence, fraud, misrepresentation, breach of warranty, conspiracy, wrongful death and violations of various state and federal statutes, including unfair and deceptive trade practices acts. Generally, the plaintiffs are seeking unspecified damages from alleged injuries from the ingestion of Ketek. It is possible that additional suits will be filed. In addition, in February 2009, we were added as a co-defendant in a putative class action lawsuit that was previously filed in Illinois federal district court alleging, among other things, that we violated the Racketeer Influenced and Corrupt Organizations Act in connection with the development of Ketek. This lawsuit was voluntarily dismissed without prejudice in September 2009.

Item 6.	Exhibits

(a) Exhibits

10.269	Sixth Amendment dated February 6, 2006, to Lease Agreement dated January 28, 1998, by and between Duke Realty Limited Partnership and PPD Development, LP.

10.270	Seventh Amendment dated September 1, 2009, to Lease Agreement dated January 28, 1998, by and between Duke Realty Limited Partnership and PPD Development, LP.

10.271	Ninth Amendment dated September 1, 2009, to Lease Agreement dated June 26, 1998, by and between Duke Realty Limited Partnership and PPD Development, LP.

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a).

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a).

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 – Chief Executive Officer.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 – Chief Financial Officer.

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

Date: November 3, 2009