Form 10-K
period 2009-12-31
PHARMACEUTICAL PRODUCT DEVELOPMENT INC
filed 2010-02-26
CIK 1003124

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its Corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the common stock held by non-affiliates of the registrant was approximately $2.5 billion as of June 30, 2009, based on the closing price of the Common Stock on that date on the Nasdaq Global Select Market. Shares of common stock held by each executive officer and director and by each person who owns 10% or more of the outstanding common stock have been excluded in that such person might be deemed to be an affiliate. This determination of affiliate status might not be conclusive for other purposes.

As of February 18, 2010, there were 118,478,478 shares of the registrant’s common stock outstanding.

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

Overview

We are a leading global contract research organization providing drug discovery and development services. Our clients and partners include pharmaceutical, biotechnology, medical device, academic and government organizations. Our corporate mission is to help clients and partners maximize returns on their research and development investments and accelerate the delivery of safe and effective therapeutics to patients.

We have been in the drug development business for more than 24 years. Our development services include preclinical programs and Phase I through Phase IV clinical development services, as well as bioanalytical, cGMP, global central laboratory and vaccines and biologics laboratory services. We have extensive clinical trial experience, including regional, national and global studies across a wide spectrum of therapeutic areas and in 102 countries spanning six continents. In addition, for marketed drugs, biologics and devices, we offer support such as product launch services, medical information, patient compliance programs, patient and disease registry programs, product safety and pharmacovigilance, Phase IV monitored studies and prescription-to-over-the-counter, or Rx to OTC, programs.

With 85 offices in 40 countries and more than 10,500 employees worldwide, we have provided services to 49 of the top 50 pharmaceutical companies in the world as ranked by 2008 healthcare research and development spending. We also work with leading biotechnology companies and government organizations that sponsor clinical research. We are one of the world’s largest providers of drug development services based on 2009 annual net revenue generated from contract research organizations.

Building on our outsourcing relationship with pharmaceutical and biotechnology clients, we established our Discovery Sciences business in 1997. This business primarily focuses on compound development and commercialization collaborations. We have developed a risk-sharing research and development model to help pharmaceutical and biotechnology clients develop compounds. Through collaborative arrangements based on this model, we assist our clients by sharing the risks and potential rewards of the development and commercialization of drugs at various stages of development. Discovery Sciences will continue to be included in the Company’s business model until the expected spin-off of our compound partnering business is completed.

Our integrated drug discovery and development services offer our clients a way to identify and develop drug candidates more quickly and cost-effectively. In addition, with global infrastructure, we are able to accommodate the multinational drug discovery and development needs of our clients.

Industry Overview

Discovering and developing new drugs is an extremely expensive, complex, high-risk and time-consuming process. Multiple industry sources estimate the fully capitalized cost of developing and commercializing a new pharmaceutical product ranges from $800 million to over $1 billion. In addition, it generally takes between 10 and 15 years to develop a new prescription drug and obtain approval to market it in the United States.

The drug development services industry provides independent product development services to pharmaceutical, biotechnology companies, and government organizations. This industry has evolved from providing limited clinical trial services in the 1970s to a full-service industry today characterized by broader relationships with clients and by service offerings that encompass the entire drug development process, including preclinical evaluations, study design, clinical trial management, data collection, biostatistical analyses, regulatory consulting, clinical laboratory and diagnostic services, pre- and post-approval safety analysis, product registration and post-approval support.

Over the past 24 years, technological advances, as well as the emergence of the biotechnology industry, have dramatically changed the drug discovery process. New and improved technologies have evolved such as ultra high-throughput screening, new in vitro and in vivo preclinical profiling techniques and the gene-based drug research commonly referred to as genomics. The objective of these innovations is to find more drug targets and to screen chemical compounds against targets much more quickly, with literally millions of compounds possible. This process is expected to produce many more molecules having the ability to affect biological activity. These molecules then need to be tested quickly and economically to determine their viability as potentially safe and effective drug candidates.

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

Lead Generation. Once a hit is identified in a functional assay, the compound is profiled for drug characteristics such as solubility, metabolism, chemical and metabolic stability and feasibility for commercial production. Scientists now also design compound libraries to provide a starting point to identify leads in the drug discovery process and to better understand the biochemistry and therapeutic relevance of targets. High quality libraries contain compounds of known purity, structure and weight, and also have diverse structural variations. Hits that have good potency and selectivity are called “leads” and are then tested for their potential as drug development candidates.

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

Prior to commencing human clinical trials in the United States, a company must file with the FDA an investigational new drug application, or IND, containing information about animal toxicity and distribution studies, manufacturing and control data, stability data and a clinical development plan for the product, and a study protocol for the initial proposed clinical trial of the drug or biologic in humans. The design of these trials, also referred to as the study protocols, is essential to the success of the drug development effort. The protocols must correctly anticipate the nature of the data to be generated and results that the FDA will require before approving the drug. If the FDA does not comment within 30 days after an IND filing, human clinical trials may begin.

The clinical stage is the most time-consuming and expensive part of the drug development process. The drug undergoes a series of tests in humans, including healthy volunteers as well as participants with the targeted disease or condition. Human trials usually start on a small scale to assess safety and then expand to larger trials to test efficacy and safety in the target population. These trials are generally conducted in the following three phases, with multiple trials generally conducted within each phase:

•

Phase I trials involve testing the drug on a limited number of healthy individuals, typically 20 to 80 people, to determine the drug’s basic safety data, including tolerance, absorption, metabolism and excretion. This phase lasts an average of six months to one year. In some therapeutic areas such as oncology, where cytotoxic compounds are being investigated, it is sometimes necessary to run Phase I trials in diagnosed patients instead of healthy volunteers.

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

After the successful completion of all clinical phases, a company submits to the FDA a new drug application, or NDA, for a drug, or a biologic license application, or BLA, for a biologic, requesting that the product be approved for marketing. The NDA/BLA is a comprehensive, multivolume filing that includes, among other things, the results of all preclinical and clinical studies, information about how the product will be manufactured and tested, additional stability data and proposed labeling. The manufacturing and quality control procedures we and our manufacturing partners must undertake must conform to rigorous standards in order to received FDA approval and the validation of these procedures is a costly endeavor. The FDA’s review can last from several months to several years, with the median approval time historically lasting 13 months, although review times increased in 2008 and 2009. Drugs that successfully complete this review may be marketed in the United States. As a condition to its approval of a drug, the FDA may require post-approval clinical trials following receipt of approval in order to monitor long-term risks and benefits, to study different dosage levels or to evaluate different safety and efficacy parameters in target populations. In recent years, the FDA has increased its reliance on these trials, and with the passage of the Food and Drug Administration Amendments Act, or FDA Act, in late 2007, the FDA is likely to require sponsors to run more post-approval trials in the future.

Trends Affecting the Drug Discovery and Development Industry

The drug discovery and development services industry has been and will continue to be affected by, among others, the following trends:

Rapid Technological Change and Increased Data. Scientific and technological advancements are rapidly changing the drug discovery and development processes, requiring industry participants to make significant investments to keep pace with competition. The technology to understand gene function, known as functional genomics, is dramatically increasing the number of identified potential drug targets within the human body. Pharmaceuticals on the market today target no more than an estimated 500 human gene products. With an estimated 20,000 to 25,000 human protein-coding genes, an enormous number of targets for therapeutic intervention remain untapped. The number of targets increases the need for companies to use state-of-the-art technologies to effectively validate and optimize promising targets and lead candidates. These evolving technologies and the expertise to manage them are costly and involve significant investments in expertise, capital, intellectual property and sophisticated instrumentation. Thus, drug discovery and development service firms that have the capability and expertise required to provide early-stage research and development services offer the potential to offset some of these investments and reduce the financial risk of drug discovery efforts.

Changes in the Regulatory Environment. The drug discovery and development process is heavily regulated by the FDA and its Center for Drug Evaluation and Research. Beginning in 2008, the FDA extended the review times for many NDAs, including one that is the subject of one of our collaborative agreements, Takeda’s alogliptin. Recent product safety concerns, increases in drug and general healthcare costs and the emergence of importation issues have placed the FDA and other regulatory agencies under increased scrutiny. The war on terror, the risk of global vaccine shortages and the threat of new potential pandemics have elevated the FDA’s focus on research in the areas of bioterrorism and vaccine development. As a result of these and other events, drug safety, cost and availability are under intense monitoring and review by Congress, the FDA and other government agencies. In 2007, primarily in response to the FDA’s handling of postmarket data and recent drug safety concerns, the FDA Act was signed into law. In addition to reauthorizing and amending various provisions that were scheduled to expire, this Act provided the FDA with new regulatory authority to require drug sponsors to run post-approval clinical trials and develop and implement risk evaluation and mitigation strategies. It is also likely that additional legislation will be passed that will impact the FDA and drug development and approval process in the United States. The FDA Act, continued drug safety issues and future legislation could have a lasting and pronounced impact on the drug discovery and development industry.

Government-Sponsored Drug Research and Development. Government agencies continue to be a significant source of funding for new drug and vaccine research and development. The total budget of the National Institutes of Health, or NIH, for the fiscal year 2009 is approximately $31 billion, including significant appropriations for drug research and development initiatives in the areas of cancer, vaccines, AIDS and chronic diseases such as diabetes. As a result, drug research and development service providers and contractors, including CROs, should continue to benefit from government-sponsored research and development initiatives.

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

Biotechnology Industry Growth. The U.S. biotechnology industry has grown rapidly over the last decade and has emerged as a key client segment for the drug discovery and development services industry. While the biotechnology industry accounts for a smaller percentage of total industry R&D expenditure, the rate of biotechnology companies’ spending is higher than traditional pharmaceutical companies. In recent years, this industry has generated significant numbers of new drug candidates that will require development and regulatory approval. Many biotechnology companies do not have the necessary staff, operating procedures, experience or expertise to conduct clinical trials on their own. Because of the time and cost involved, these companies rely heavily on CROs to conduct clinical research for their drug candidates. The ability of small and mid-sized biotech companies to attract the funding needed to sustain operations and advance clinical candidates to subsequent stages in the development process was significantly and adversely affected by the global financial crisis and can affect the growth of the development services industry.

Globalization of Clinical Trials. Clinical trials have become increasingly global as sponsors seek to accelerate patient recruitment, broaden access to trained investigators, reduce costs and gain access to new sources of market expertise. Moreover, pharmaceutical and biotechnology companies are increasingly seeking to file drug registration packages in multiple countries and regulatory jurisdictions to expand drug product markets. More clinical study work is being conducted in Asia, Eastern Europe, and Latin America, as well as other geographic regions. The clinical studies to support these registration packages frequently include a combination of multinational and domestic trials. This trend puts an emphasis on global experience and coordination throughout the development process, including the collection, analysis, integration and reporting of clinical trial data.

Cost Pressures of Introducing New Drugs. Market forces and governmental initiatives place significant pressures on pharmaceutical and biotechnology companies to reduce drug prices. In addition, increased competition as a result of patent expiration, market acceptance of generic drugs, and governmental and privately managed care organization efforts to reduce healthcare costs have added to drug pricing pressures. The industry is responding by consolidating, streamlining operations, decentralizing internal discovery and development processes, and minimizing fixed costs. In addition, increased pressures to differentiate products and justify drug pricing are resulting in an increased focus on healthcare economics, safety monitoring and commercialization services. Moreover, pharmaceutical and biotechnology companies are attempting to increase the speed and efficiency of internal new drug discovery and development processes.

PPD’s Solution

We address the needs of the pharmaceutical, biotechnology industries, as well as academic and government organizations, for drug discovery and development by providing integrated services to help our clients maximize the return on their research and development investments. Our application of innovative technologies, therapeutic expertise and commitment to quality throughout the drug discovery and development process offers our clients a way to identify and develop successful drugs and devices more quickly and cost-effectively. We have obtained significant drug development expertise from more than 24 years of operation. We use our proprietary informatics technology across our discovery and development services to support and help accelerate the drug discovery and development process. Finally, with global infrastructure and expertise in key regions throughout the world, we are able to accommodate the multinational discovery and development needs of our clients.

Our Strategy

Our corporate mission is to help clients maximize the return on their R&D investments and accelerate the delivery of safe and effective therapeutics to patients. The key parts of our strategy to accomplish this mission include the following:

•

Build our core competencies. We are an established company led by professionals with significant drug discovery and development experience helping bring successful products to market throughout the world. This experience and expertise constitute our core operational strengths. Our performance in development services has made us one of the largest providers of those services globally. We are continually building our competencies by seeking to hire top professionals in key markets around the world.

•

Provide a broad range of integrated drug discovery and development services and products. We offer a broad range of integrated services and products that are designed to address our clients’ needs from the preclinical through post-approval phase. By integrating extensive drug discovery and development services and products across our clients’ product life cycles, we can more effectively serve existing clients and attract new clients. We believe that our range of drug discovery and development services and products is one of the most extensive available within a single company.

•

Incorporate advanced technologies into our service offerings. We have broad experience in the use of technology to improve quality while creating cost efficiencies and accelerating the drug discovery and development processes. We offer our clients a wide range of technology-based services and products, using a mixture of commercially available third-party systems and internally developed software to help expedite the drug discovery and development processes for both drugs and devices. As new technologies develop, we equip and train our employees to make use of the innovations. We also plan to continue to leverage and build strategic technology relationships.

•

Expand globally to meet client needs. We currently have operations in Africa, the Americas, Asia Pacific, Europe and Middle East, which position us to meet our clients’ multinational needs. We intend to further expand globally when we deem it appropriate to meet our existing and prospective clients’ demands, as demonstrated by our recent acquisitions of Excel PharmaStudies, one of the largest independent CROs in China, and BioDuro LLC, a drug discovery services company also located in China.

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

Our Services

We provide services designed to increase efficiency, reduce time and save costs through our global infrastructure, integrated R&D technologies experience, and client-focused communications. We operate in two segments: Development and Discovery Sciences. See our consolidated statements of income included elsewhere in this report for segment information regarding net revenue and see Note 15 in the notes to consolidated financial statements for segment information regarding identifiable assets and operating income or loss.

Our Development Segment

We have designed our various global services to be flexible and integrated in order to assist our clients in optimizing their R&D spending through the clinical stages of the development process. We provide a broad range of development services, either individually or as an integrated package, to meet clients’ needs.

Strategic Product Development Solutions. We specialize in developing integrated product development strategies that provide companies with interdisciplinary preclinical; chemistry, manufacturing and controls, or CMC; medical; and regulatory road maps for the development of their products through global marketing approvals and the post-marketing life-cycle. Our experienced physicians and scientists supplement our clients’ program teams to develop and execute an integrated product development plan designed to speed the product to market with reduced risk. Our awareness of the biopharmaceutical industry’s early-stage program needs allows for rapid initiation of the development planning from preclinical testing into the clinic. Our global footprint allows us to identify high quality development services to achieve development goals that meet our clients’ expectations.

Phase I Clinical Testing. Having conducted Phase I studies for more than 20 years, we are one of the industry’s most experienced Phase I trial providers. Our 330+ bed Phase I clinic in Austin, Texas, capitalizes on our strengths in conducting first-in-man studies, cardiac safety monitoring and large, complex, procedure-intensive Phase I trials. Our professional physician and nursing staff administer general Phase I safety tests, special population studies and bioavailability and bioequivalence testing. Bioavailability and bioequivalence testing involves administration of test compounds and obtaining biological fluids sequentially over time to measure absorption, distribution, metabolism and excretion of the drug. Our Phase I unit also includes a dental surgical and research clinic to evaluate the safety and effectiveness of new analgesic compounds in third molar extraction models. Our Phase I clinic has on-site capabilities for flow cytometry measurement, allowing rapid measurement of cell surface biomarkers immediately following blood sample collection to evaluate critical pharmacological actions. In 2009, our Phase I clinic integrated supporting data management, biostatistics and medical writing services within its program management. We now have the capability to fully support comprehensive early clinical development programs. Our Phase I program can also be integrated with other services that we provide, such as bioanalytical for the measurement of the pharmaceutical compound and its metabolites in blood products and cGMP, or good manufacturing practices, to qualify clinical supplies that support our custom pharmacy compounding.

Laboratory Services. We offer the following laboratory services:

Global Central Laboratories. With laboratory facilities in Highland Heights, Kentucky, Brussels, Belgium, Singapore and Beijing, China, our global central laboratories provide highly standardized efficacy and safety testing services with customized results databases for pharmaceutical and biotechnology companies engaged in clinical drug development, as well as government-funded studies. We focus on providing long-term, large-scale studies where laboratory measurement of clinically relevant endpoints is critical. Our global central laboratories can provide these services worldwide within 24 to 48 hours from the time a participant’s blood is drawn. In 2008, we established a collaboration with Peking Union Lawke Biomedical Development Limited for central laboratory services in China, and in 2009, we opened our facility in Singapore in response to growing client demand. We manage all of our labs, services and data operations in real-time through ConneXion, our proprietary, global database and information management system. In 2008, we launched PPD Clicks™, a secured-web access for our clients to view their global laboratory data and perform custom queries.

Vaccines and Biologics Laboratory. In 2008, we purchased a vaccines and biologics testing facility located in Wayne, Pennsylvania from Merck & Co., Inc. The laboratory and its personnel perform immunogenicity testing for surveillance of a vaccine’s ability to induce neutralizing antibodies and polymerase chain reaction, or PRC, testing for viral detection. The facility is involved in vaccine testing for influenza, Human Immunodeficiency Virus, or HIV, adenovirus, haemophilus influenza type B, human papillomavirus, pneumococcus, staphylococcus, hepatitis A and B, measles, mumps and rubella, varicella zoster virus, rotavirus as well as other viruses and bacteria. The laboratory also includes an on-site biorepository facility that enables storage and archiving of samples for possible future assay or other follow-up testing.

Bioanalytical Laboratories. We provide bioanalytical services through GLP, or good laboratory practices, /FDA Guidance-compliant laboratories in Richmond, Virginia and Middleton, Wisconsin. Our bioanalytical laboratories analyze biological fluid samples from animal and human clinical studies. The latter studies include those conducted by our Phase I unit as well as those conducted on behalf of our clients from Phase I through IV for drug and metabolite content and concentration. We currently have more than 2,750 validated assays available for our clients’ use in conducting laboratory analyses. Our laboratories also process fluid samples for preclinical studies. Our bioanalytical methods include liquid chromatography/mass spectrometry (LC/MS), high performance liquid chromatography (HPLC), radioimmunoassay (RIA) and enzyme-linked immunosorbent assay (ELISA). Our bioanalytical lab can now support the complete service necessary for macromolecular drug development. This includes pharmacokinetic evaluation of the therapeutic agent, immunogenicity testing to determine the presence of antibodies, and cell based assays to determine the neutralizing antibody affect of the antibodies. Support services include handling HIV-positive samples, managing data for pharmacokinetic studies from multicenter trials, and archiving samples and data. Our service offerings also include dedicated laboratory space to conduct complex immunologic Opsonophagocytic Assay, or OPA, bioassays for the vaccine industry.

cGMP Laboratory. We provide non-GLP early preclinical development services and product analysis laboratory services through our cGMP compliant laboratory located in Middleton, Wisconsin. Our laboratory analyzes biological fluid samples from preclinical animal studies and conducts in vitro discovery/early development experiments to test potential drug candidates. Our product analysis services include inhalation, biopharmaceutics, dissolution, stability and microbiology studies. These studies are necessary to characterize dosage form release patterns and stability under various environmental conditions in the intended package for marketing. These evaluations must be carried out from preclinical through Phase IV testing and the resulting data maintained over the commercial life of a product. New formulations, as well as generics and prescription products going to over-the counter status such that they no longer require physician prescription for consumer use, all require the same set of studies as the original dosage form. In late 2008, we announced our intention to expand operations into Athlone, Ireland by opening a cGMP analytical testing laboratory, in which we plan to begin operations in the first half of 2010. In 2009, we created testing capabilities within our Wayne, Pennsylvania vaccine and biologics laboratory to offer these services to east coast clients. These labs support stability indicating assays for small and large molecules for clients who require close proximity to CRO services.

Austin Central Laboratory. Our Austin central laboratory is located in our Phase I unit and primarily supports the Phase I operations there. This laboratory performs clinical chemistry assays on volunteer specimens to ensure each subject qualifies for the study and is not adversely affected by a drug. Having our laboratory in the same facility as the volunteers speeds our processes, including response time to assess unexpected outcomes. This laboratory also serves as a central laboratory for U.S. small to medium-size Phase II through IV multicenter safety studies. In 2009, we added flow cytometry to support critical cell biomarker measurement that must be conducted within one hour of blood sample collection.

Drug Discovery Services. In November 2009, we acquired BioDuro LLC, a drug discovery services company that provides a broad range of integrated drug discovery services to biopharmaceutical companies. Founded in 2005, BioDuro operates a state-of-the-art, 110,000 square foot facility in Beijing and provides fully integrated programs to synthesize and optimize novel compounds to generate drug development candidates. The addition of BioDuro further expands our global footprint.

Phases II-IV Clinical Trial Management. The core of our development business is a comprehensive package of services for Phases II-IV clinical trials which, in conjunction with our other services, allows us to offer our clients an integrated package of clinical management services. We have significant clinical trials experience in the following areas:

General Areas of Expertise	Specific Areas of Expertise
Analgesia	Acute and chronic pain, cancer break-through pain

Cardiovascular	Hypertension, angina pectoris, stroke, peripheral arterial disease, congestive heart failure, atrial fibrillation, acute coronary syndrome, thromboembolic disorders

Central nervous system	Schizophrenia, depression, epilepsy, chronic pain, anxiety, panic disorders, insomnia, multiple sclerosis, Alzheimer’s disease, Parkinson’s disease, acute pain, neuropathic pain, mood disorders, anxiety, attention-deficit hyperactivity disorder, psychotic disorders, substance abuse disorders

Critical care	Sepsis, acute respiratory distress syndrome, trauma

Dermatology	Wound healing, acne, hair loss, psoriasis

Gastroenterology	Duodenal ulcer, gastric ulcer, gastro-esophogeal reflux disease, H.pylori, nonsteroidal anti-inflammatory drug-induced ulcers, inflammatory bowel disease, irritable bowel disease

Genitourinary	Incontinence, sexual dysfunction, overactive bladder

Hematology	Leukemia, hemophilia, lymphoma, myeloma, anemia

HIV/AIDS	Primary disease, treatment/prophylaxis of opportunistic infections

Infectious diseases	Clostridium difficile, bacteremia, community-acquired pneumonia, resistant pathogens, complicated skin and skin structure infection, sepsis, human papilloma virus, herpes simplex, chronic hepatitis B, chronic hepatitis C, genital herpes, respiratory syncytial virus, influenza, vaccines

Metabolic/endocrine	Diabetes (both Type 1 and Type 2), growth hormone, hyperlipidemia

Oncology	Genitourinary, gastrointestinal, thoracic, hematologic, supportive, breast/gynecological and other cancers

Pulmonary/allergy	Asthma, allergic rhinitis, chronic sinusitis, neonatal RSV treatment, prophylaxis

Rheumatology/immunology	Rheumatoid arthritis, osteoarthritis, lupus, gout, psoriasis

Urology	Sexual dysfunction, urinary incontinence, overactive bladder

Women’s health	Osteoporosis, hormone replacement therapy

In November 2009, we acquired Excel PharmaStudies, Inc., one of the largest independent CROs in China. With this acquisition, we strengthened our global footprint, significantly expanded our presence and reach within China and improved our ability to offer Phase II-IV clinical, data management/biostatistics, regulatory and quality assurance services.

We provide our clients with one or more of the following Phase II-IV clinical trial management services:

Study Protocol and Case Report Form Design. The protocol defines the medical issue the study seeks to examine and the statistical methods that will be used. Accordingly, the protocol specifies, for example, the frequency and type of laboratory and clinical measures that are to be tracked and analyzed, the number of participants required to produce a statistically valid result, the period of time over which they must be tracked, and the frequency and dosage of drug administration. To be successful and for the product to make it to market, the protocol must fulfill requirements of regulatory authorities. Once the study protocol has been finalized, the case report form, or CRF, must be developed. The CRF is the critical document for investigative sites to record the necessary clinical data as dictated by the study protocol. If necessary, the protocol and CRF change at different stages of a trial. A CRF for one participant in a given study might consist of 100 or more pages. We serve our clients in the critical area of study design by applying our experience in the preparation of study protocols and CRFs and providing the associated study specific training. More recently, the industry has shifted towards electronic data capture, or EDC. In this case, the paper-based CFR is replaced by custom data capture screens that enable real-time data entry and facilitate remote monitoring by our clinical team. We believe we are an industry leader in EDC and provide a variety of EDC solutions for the majority of our customers.

Site and Investigator Recruitment. Independent physicians, referred to as investigators, administer the compound under investigation to participants at hospitals, clinics or other locations, referred to as sites. A significant portion of a trial’s success depends on the successful identification and recruitment of experienced investigators with an adequate base of participants who satisfy the requirements of the study protocol. We recruit these investigators to participate in clinical trials and have access to several thousand investigators who have conducted clinical trials for us in the past. We work closely with clients to identify investigative sites with a proven record in managing and overseeing clinical studies. We are continually looking for new investigative sites around the world, with the ability to recruit patients in the therapeutic area of the trial, to comply with GCPs, or good clinical practices, and to meet our expectations for data quality and ethical trial conduct.

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

Interactive Voice and/or Web Response Systems. We provide computer-automated systems to conduct various real-time interactive transactions within clinical trials. Investigators, site personnel, and study participants may contact the interactive system via phone or internet and have access to role-specific functionality based on unique, password-secured identity. The transactional functionality of our interactive systems includes any combination of the following: participant screening; randomization; study treatment assignment; study supplies management; study visit scheduling; participant diary data collection; emergency study treatment unmasking; and study participant status updating. We can also include additional protocol-specific functionality. The interactive systems also provide frequently-updated reports. These reports provide important real-time status information for clinical monitoring and project management staff, as well as our clients. Our support services for these interactive systems include 24/7/365 access to support assistance for callers, and high-reliability, high-availability management of all the computer, web-hosting and telephone equipment for the systems.

Global Clinical Supplies. We provide global clinical supply management services for study treatments (drugs, biologics or devices) being evaluated within clinical trials. These services include inventory planning and management, regional warehouse depot storage in various locations around the world, management of third-party primary packaging and labeling, product re-labeling, total investigative product accountability, purchase of ancillary and commercially available products, import/export coordination and management of product return and destruction. We operate a full-service import, storage and distribution depot in each of the following locations: Brussels, Belgium; Kiev, Ukraine; Moscow, Russia;

Johannesburg, South Africa; and Sao Paulo, Brazil. We also plan to open a depot in Athlone, Ireland in the first half of 2010.

Study Monitoring and Data Capture. As they examine participants and conduct tests in accordance with the study protocol, investigators record data on CRFs or enter data into an EDC system. Specially trained persons known as monitors visit sites regularly to ensure that CRFs are completed correctly and to verify that the study has been conducted in compliance with the protocol and GCP. We offer data capture technologies which can significantly enhance both the quality and timeliness of clinical data collection while achieving real time data assessment of trial progress. Our study monitoring and data collection and cleaning services are designed to comply with the safety reporting guidelines of the FDA and other relevant regulatory agencies, as well as provide timely reviews for independent data monitoring safety committees. With significant experience conducting large global clinical trials, we have monitored thousands of clinical trials, including many large international trials with hundreds of sites and thousands of participants per trial. Our project management services are key to providing leadership and direction, across our global team, utilizing systems and processes to assure quality, effective delivery and accuracy throughout the project. Our global risk management process addresses potential obstacles, provides strategic intervention solutions and determines escalation pathways for further discussion, if needed.

We monitor our clinical trials in compliance with government regulations and guidelines. We have adopted global standard operating procedures intended not only to satisfy regulatory requirements in the United States and in many foreign countries, but also to serve as a tool for controlling and enhancing the quality of our clinical trials. All of our standard operating procedures comply with GCP requirements and the International Conference on Harmonisation, or ICH, standards. The FDA has adopted these standards in its guidance documents and the members of the European community and Japan have codified these standards into their clinical research regulations. We compile, validate, analyze, interpret and submit data generated during clinical trials to the FDA or other relevant regulatory agencies for purposes of assisting our clients in obtaining regulatory approval. We also provide consulting on the conduct of clinical trials for simultaneous regulatory submissions to multiple countries.

Government Services. We have an extensive history of working with the NIH, particularly with the National Institute of Allergy and Infectious Diseases, or NIAID. We have experience working as the clinical site monitoring group for the Division of AIDS, or DAIDS, at NIAID since 1990. The initial clinical site contract requirements were for monitoring services at domestic sites; however, this has been expanded over the years to include both domestic and international sites as well as GCP training for the sites, laboratory audits and GLP training and quality management. In addition to the monitoring contract with DAIDS, we provide support to all DAIDS clinical research programs. Other groups we support within NIAID include the Division of Microbiology and Infectious Diseases and the Division of Allergy Immunology and Transplantation. In the past year, we have assisted the Division of Microbiology and Infectious Disease with their H1N1 pandemic response by providing protocol development, essential document collection, clinical monitoring and safety services. In addition to work with the NIH, we were awarded a contract with the FDA to assess their spontaneous adverse event safety surveillance system.

Data Management and Biostatistical Analysis. We provide clients with design input for product development plans, protocol design, CRF design and database development. In addition, we have in-depth experience with data capture systems and our database structures comply with established industry standards and government regulations. We prepare statistical planning and analysis summaries for interim and final analyses, data safety monitoring committees, endpoint adjudication committees and regulatory submissions, including NDAs, BLAs and premarket approval applications, or PMAs. We deliver real-time analysis presentations to clients seeking to have frequent review of their data through the life of their projects. We have supported clients in integrated data for submissions as well as full delivery of regulatory-compliant data files.

During 2009, we launched our global implementation of biostatistics technology infrastructure, which aligns with our data centers. This allows us to streamline processes, enable true global integration of our staff, services and solutions, ensuring future compliance and scalable operations. Our statistical science services streamlines and improves the development of investigative drugs through the implementation of innovative and advanced statistical methodology in clinical trials. Our clients rely on our statistical scientists to plan and perform the highly technical, specialized statistical methods that can be required to submit drug marketing applications to regulatory agencies, publish manuscripts in medical and statistical journals, complete post-marketing clinical trials and observational studies, and evaluate medical treatments on behalf of government agencies.

Medical Writing and Regulatory Services. We provide planning services for product development, including preclinical review, chemistry, manufacturing and controls, or CMC, review, medical review, consulting and clinical protocol development. These activities are complemented by report writing, program management and other regulatory services designed to reduce overall development time. We have extensive experience in the preparation and approval of marketing applications as well as facilitation of regulatory authority meetings. Our international reach also contributes to development of global regulatory strategies to maximize efficiencies and minimize rework.

Our preclinical biology group integrates pharmacology, metabolism, pharmacokinetic and toxicology expertise to provide preclinical program design and project management services. We provide a broad range of preclinical services including:

•	preclinical program design;

•	toxicology consulting; and

•	technical writing and regulatory submissions.

To support the clinical development program, we write the toxicology study protocols; identify qualified GLP testing facilities; manage the placement and conduct of studies; and prepare and review pharmacology, toxicology, absorption and metabolism data for regulatory submissions.

Our technical writers, alongside our toxicologists, prepare pharmacology and toxicology summaries for regulatory submissions. They also work with regulatory authorities to develop preclinical plans. We offer a full range of regulatory support services, including document preparation, review and submission for all preclinical regulatory filings required by regulatory agencies, as well as facilitation of meetings with regulatory agencies to ensure successful outcomes.

Safety/Pharmacovigilance. Now under one management structure, we provide both pre-approval and post-approval pharmacovigilance services to the pharmaceutical and biotechnology industry. For example, we are now processing an average of more than 5,000 reports per month globally on adverse events that are serious or non-serious events of special interest. We specialize in the real-time processing of event reports necessary for non-biased, independent third-party adjudication, and have managed adjudicated safety studies of up to 25,000 participants. We submit expedited safety reports on behalf of our clients in over 50 countries.

Post-Approval Services. We provide custom-designed post-approval services for pharmaceutical and biotechnology clients. The portfolio of services we offer in this area can be divided into two distinct segments: Late Phase Services, which includes Phase IIIb/IV studies, observational studies and registries, database studies, epidemiology, health economics and reimbursement planning, health outcomes and risk evaluation and mitigation strategies, or REMS; and Pharmacovigilance and Medical Communications Services, which includes pharmacovigilance, adverse event reporting, literature surveillance, signal detection, regulatory submission, professional call center services, drug information, patient persistency, safety and REMS call center and writing and editorial services.

PPD GlobalView, our proprietary web-based data capture system, provides our post-approval studies with a customizable, intuitive system for investigators to fulfill their trial objectives. Applying advanced technologies and experience, we combine health outcomes such as epidemiology, psychometrics and economics with clinical research to measure and compare risks, benefits, economic impact and quality-of-life impact of drug therapies. Our Phase IV monitoring studies can produce valuable safety and efficacy data analyses, as well as provide information for participant education programs. Our registries and observational studies collect real-world data on how a product is used in a non-controlled setting. Data can be used to determine actual prescriber use or treatment patterns, to collect potential safety signals for further investigation, and to evaluate effectiveness and participant quality of life. Our participant adherence programs can optimize real-world outcomes and indicate ways to help enhance proper use of a drug by the physician and participant.

eClinical Initiatives. Our eClinical initiatives offer efficiencies, enhanced quality and improved communications with our clients. We utilize a global project milestone and risk management tool that helps project managers provide efficient and cost-effective study management with quality deliverables. We continue to invest in and leverage technology in our clinical trial management system, or CTMS, to optimize our efficiency, improve our quality and provide transparent and real-time data access to our clients. We have implemented a business intelligence solution providing customized dashboards to our clients based upon their data and tracking requirements. The CTMS system has also been enhanced to provide ad hoc reporting capabilities and integration with our internal Interactive Voice/Web Response System, or IVRS/IWRS system. We are continuing to develop system interfaces with internal applications, such as remote data capture, or RDC, and client systems for seamless data transfer between us and our clients.

We continue to invest in technology to support our business. In 2009, we began implementing a web portal designed to integrate our applications for our internal staff and our clients. We are also investing in identity and access management technology designed to provide streamlined access to our systems, increase security and offer more effective management of user accounts.

We also provide RDC services using Oracle® Clinical’s RDC platform, as well as offer our in-house PPD GlobalView system for post approval trials. We also support database builds and use of third-party EDC vendors in all phases of clinical trial work. We are now offering both EDC support and computer based training for Oracle® Clinical’s RDC to other companies. Coupled with PPD Patient Profiles and our biostatistical “real-time analysis,” we offer our clients graphical display of real-time study data and blinded statistical tables and listings on an ongoing basis.

As of December 31, 2009, our PPD DirectConnect™ web portals were supporting more than 400 client studies across more than 90 pharmaceutical, biotechnology, clinical laboratory and government clients, with more than 11,000 external users. This technology has become a core part of how we provide secure, timely access to key study information to our clients. We continue to expand our use of a web-based document management system across the enterprise. This system enables us to utilize resources across disparate locations through the use of workflow automation, electronic signatures and content sharing for global project and departmental teams.

We continue to enhance our post-approval data capture system, PPD GlobalView and our event tracking and electronic adjudication system, PPD GlobalView EventNet. Our focus has been on providing new features that allow immediate access to on-line datasets and interactive safety reports, as well as automating our CRF generation tools. PPD Global View systems provide our registries and observational studies group with key study metrics and tracking functionality while providing research investigators a reliable, easy-to-use data collection system for large post-approval global studies.

In 2009, we realigned our business technology support into a global integrated technical operations group, providing end-user support, study set-up and maintenance activation and solution development. All of these efforts support our goal of alignment to a global business providing enabling technologies to our staff and clients based on proactive, intelligent and consumable data information.

Our informatics division, formerly known as CSS Informatics, has been brought into the global technology operations group. Through this, we continue to deliver specialized software products and technical consulting services to support many aspects of the pharmaceutical research and development process, including drug discovery, clinical trials, regulatory review and pharmacovigilance. Our informatics clients include international and domestic pharmaceutical and biotechnology companies and government agencies, including the FDA. Our current informatics software products include:

•	PPD Patient Profiles, which streamlines participant data review and provides graphical displays of complex research data;

•	TableTrans®, which automates data transformation and integration and facilitates large-scale data manipulation and complex migrations;

•	eLoader™, which streamlines and automates loading of external data into Oracle Clinical and Thesaurus Management System;

•	CAVS (Computer Aided Validation System), which streamlines the test development, test execution and review process;

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

Our primary focus is to provide consulting services to help pharmaceutical and biotechnology companies assess and resolve clinical data management and safety system challenges, such as integrating and customizing systems, migrating clinical and safety data, providing computer systems validation services that include compliance evaluation, and updating or replacing legacy systems to meet regulatory guidance. We provide expertise on the Oracle Health Sciences suite of products with a full range of support services including installation, training, validation, technical support and custom development. Also, leveraging our technical infrastructure, we provide application service provider, hosting services for the entire Oracle Health Sciences suite of products.

Our Discovery Sciences Segment

Our Discovery Sciences segment focuses on the discovery research segment of the biopharmaceutical research and development outsourcing market. Our 12 years of experience includes a thorough understanding of the factors that impact all aspects of successful drug development such as manufacturing, formulation, the cause of the drug side effects, drug interactions, and drug pharmacokinetics. We believe that our drug development capability and proven success rate will continue to provide a pipeline of unique compounds. Depending upon the availability of our development resources, our preclinical candidates might be added to our own internal clinical pipeline, or out-licensed to other companies for clinical development and commercialization.

In May 2009, we completed the disposition of substantially all of the assets of our wholly owned subsidiary, Piedmont Research Center, LLC. Piedmont Research Center provided preclinical research and evaluation of anticancer agents and therapies. In December 2009, we completed the disposition of our wholly owned subsidiary, PPD Biomarker Discovery Sciences, LLC. PPD Biomarker Discovery Sciences provided biomarker discovery services and participant sample analysis. Due to the unique service offerings of these subsidiaries, we felt these business units were no longer a long-term strategic fit and elected to sell them.

Compound Collaboration Programs. In October 2009, our board of directors authorized management to proceed with preparations to spin-off our compound partnering business from its core CRO business. If completed, the spin-off will result in two independent public companies. The compound partnering company resulting from the spin-off is expected to have the following compounds, rights and investments: Priligy®; alogliptin; our statin compound licensed from Ranbaxy; our dermatology business acquired from Magen; our two Phase II-ready therapeutic compounds in-licensed from Janssen Pharmaceutica N.V.; and rights to all potential new compounds acquired by us prior to the spin-off. A major area of this business is the pursuit and maintenance of strategic collaborations and licensing activities to help us exercise our strategy and share the costs and mitigate the risks of drug development. With decreased revenue due to products going off-patent, many pharmaceutical companies now find themselves lacking the funding to develop all of the compounds in their pipelines and take them to market within a reasonable time. Many biotechnology companies have promising drug development candidates but lack the financial resources or the infrastructure to develop them further. These situations provide attractive opportunities for us to use our extensive experience in drug development to selectively in-license and develop compounds or jointly develop drug candidates in collaborative arrangements.

To address these issues, we have developed an approach to drug development, based on our years of experience. Our drug development involves applying proven solutions from our extensive global experience to reduce development timelines and expedite the decision-making cycle, and bridging steps in development by conducting earlier elements of a study while simultaneously planning for later phases. We believe our approach works well because the core collaborative team is empowered to make decisions, our real-time technology tools facilitate rapid data review, the team plans for success, and development programs are designed to optimize market position and timelines are driven by science and “must have” studies. We generally look for and enter into collaborations with respect to compounds that appear to have one of the following characteristics:

•	non-clinical data suggesting reasonable change for efficacy in human trials;

•	early stage programs (i.e. no later than Phase Ib);

•	a solid patent estate;

•	acceptable estimated cost of goods;

•	a reasonable development time;

•	a straightforward regulatory path;

•	large market potential;

•	attractive economic terms with innovator and ultimate commercial partner; and

•	otherwise consistent with our drug development model

These kinds of drug candidates allow us to take advantage of our experience and resulting ability to reduce development timelines by designing and implementing streamlined preclinical and clinical development programs, which in turn can allow us to capitalize more quickly on our investment. We believe our success evolves from our development services.

We entered into our first compound partnering arrangement in 1998 when we acquired an exclusive license, as part of a development collaboration with Eli Lilly and Company, to develop and commercialize the compound dapoxetine for genitourinary indications, including premature ejaculation, or PE. We developed the compound through Phase II proof-of-concept and, in January 2001, out-licensed it to ALZA which is now part of Johnson & Johnson. In December 2004, Janseen-Cilag, an affiliate of ALZA, submitted an NDA to the FDA for dapoxetine. Janseen-Cilag received a “not approvable” letter from the FDA in late 2005, but continued its global development program. To date, Austria, Finland, Germany, Italy, Mexico, New Zealand, Portugal, South Korea, Spain and Sweden have approved Priligy for marketing. We are entitled to royalties from the sales of Priligy, and sales-based milestones if requisite sales levels are reached. We recorded the first royalties from sales of Priligy in the second quarter of 2009. Janseen-Cilag continues to seek approval for Priligy in other countries and is evaluating the possibility of refiling with the FDA.

In 2003, we entered into a collaboration agreement to develop Syrrx’s orally active dipeptidyl peptidase IV, or DPP-4, inhibitors to treat type 2 diabetes and other major human diseases. In March 2005, Takeda Pharmaceutical Company Limited acquired Syrrx. In July 2005, Takeda acquired our development and commercialization rights to these DPP-4 inhibitors for a $15.0 million upfront payment, potential milestone payments and royalties associated with the future development and commercialization of specified DPP-4 inhibitors and the right to serve as the sole provider of clinical and bioanalytical services to Takeda for Phase II and Phase III trials of DPP-4 inhibitors conducted in the United States and Europe. In December 2007, Takeda submitted an NDA for alogliptin to the FDA. In September 2008, Takeda submitted an NDA for alogliptin in Japan and an NDA for a fixed dose combination containing alogliptin and Actos™ with the FDA. In June 2009, the FDA issued a complete response to Takeda on its alogliptin NDA, requesting Takeda conduct an additional cardiovascular safety trial that satisfies the FDA’s December 2008 guidance on anti-diabetes therapies. In September 2009, the FDA issued a complete response to Takeda on its NDA for the fixed dose combination of alogliptin and ACTOS stating that further review would be dependent on the cardiovascular safety data that would be submitted in support of the alogliptin monotherapy NDA. Takeda is awaiting issuance of EMEA guidance with respect to cardiovascular safety requirements for its Type 2 diabetes drug. If the EMEA guidance is less stringent than that of the FDA, Takeda might file a marketing authorization application in that region.

In early 2007, we exercised our option to license from Ranbaxy Laboratories, Ltd. a statin compound that we are developing as a potential treatment of dyslipidemia, a metabolic disorder characterized by high cholesterol levels. We completed a high dose comparator study in healthy volunteers. The drug was well-tolerated and a preliminary review of the results suggests the statin compound compares favorably to currently marketed statins. We continue to conduct limited development activities with respect to the Ranbaxy statin compound while we evaluate alternatives for future development and commercialization.

In April 2009, we acquired Magen BioSciences, Inc., a biotechnology company founded in 2006 to discover dermatologic therapies. As a result, we expanded the compound partnering business into dermatology and gained screening and research capabilities for dermatologic compounds. We have an exclusive license to develop and commercialize Vitamin D receptor modulator compounds for use as topical treatments in dermatological indications. We also have an option agreement with Lilly to screen compounds from six additional platforms for utility in dermatology and are investigating compounds from other potential collaborators under material transfer agreements. Through the acquisition of Magen, we acquired in-process research and development of $10.4 million. At acquisition, the acquired in-process research and development was related to the MAG-131 compound, which was in the pre-IND phase of research. We filed an IND in October 2009 but subsequently suspended the MAG-131 program due to efficacy data that was discovered in late 2009. As a result, we evaluated the asset for impairment using forecasts based on then currently available data, and determined that this asset was impaired and recorded a $10.4 million impairment as of December 31, 2009. Because the intangible asset was an indefinite-lived asset, we did not amortize this asset during 2009. We are currently screening additional Vitamin D receptor modulators from Lilly and compounds that regulate other targets to identify additional drug development candidates for other dermatological indications.

In November 2009, we entered into agreements with Janssen Pharmaceutica N.V., an affiliate of Johnson & Johnson, to develop and commercialize two Phase II-ready therapeutic compounds. We plan to study the mu delta compound as a treatment for diarrhea-predominant irritable bowel syndrome, or IBSd, and the fluoroquinolone compound as a treatment for community-acquired bacterial pneumonia and complicated skin and skin structure infections caused by gram negative or gram positive bacteria, including MRSA. Under the two agreements, we in-licensed the two compounds and will advance the compounds through Phase II development. At the completion of Phase II, Janssen Pharmeceutica will have the option to continue development and commercialization of each compound. The compounds related to Janssen Pharmaceutica are still under development and have not generated any regulatory milestone payments yet. As a result of the risks associated with drug development and commercialization, including poor or unexpected clinical trial results, obtaining regulatory approval to sell in any country and changing regulatory requirements, we might not receive any further milestone payments, royalties or other payments with respect to any of its drug development collaborations.

Clients and Marketing

We provide a broad range of drug discovery and development services and products to help pharmaceutical and biotechnology companies as well as academic and government organizations develop biologics and gain regulatory approval in the markets in which they plan to sell these products. We believe we are recognized among our clients as a leading global CRO.

Client Identification and Mix

Our Development segment provides Phase I through Phase IV clinical management and post-approval services. We market these services in Africa, Asia Pacific, the Americas, Europe and Middle East. The key differentiators that help us win development business from pharmaceutical and biotechnology companies and academic and government organizations include our global infrastructure, quality-driven execution, dedicated therapeutic expertise and service delivery. In addition, our post-approval services combine epidemiological, safety and health outcomes expertise to help pharmaceutical, biotechnology and device companies implement a wide range of strategies to study the long-term safety and effectiveness of products, capitalize on their strengths and maximize their life cycle.

From a geographic perspective, 58.4% of our Development segment’s net revenue in 2009 was derived from the United States, with the remaining balance primarily from Europe. Our recently completed acquisition of BioDuro LLC, a drug discovery services company that provides a broad range of integrated drug discovery services to biopharmaceutical companies, expands our operations in China and the Asia Pacific region. For additional information on the geographic distribution of our net revenue, see Note 16 in the notes to consolidated financial statements included elsewhere in this report.

Our Discovery Sciences segment offers services and technologies to select drug candidates for clinical evaluation. This segment primarily targets clients in the pharmaceutical and biotechnology industries. In addition, we perform research on compounds that we own or license through our compound partnering relationships. As previously noted, we plan to spin-off our compound partnering business. For the year ended December 31, 2009, all of our Discovery Sciences segment net revenue was generated in the United States.

For the year ended December 31, 2009, total net revenue for all of our services was derived from various industries approximately as follows:

Source	Percentage of Net Revenue
Pharmaceutical	62.2%
Biotechnology	28.1%
Government and other	9.7%

For purposes of classifying net revenue, we define pharmaceutical to include companies with the majority of their research and development related to chemical entities, and biotechnology to include companies with the majority of their research and development related to biologically engineered compounds. Other includes companies primarily focused upon diagnostics and generic formulations. We refer to the Standard Industry Classification, or SIC, codes for publicly traded companies to determine their classification.

Concentration of business among large clients is not uncommon in our industry. Our diverse client mix, in which no single client in 2009 accounted for more than 10% of our net revenue, limits our exposure to significant risks associated with industry consolidation and major product cancellations. However, we have experienced higher concentration in the past and might experience it in the future. Approximately 39.5% of our 2009 net revenue was derived from clients headquartered outside the United States, particularly Europe and Japan. Approximately 41.4% of our 2009 net revenue was generated from services provided by our employees located in countries outside the United States. See Note 16 in the notes to consolidated financial statements included elsewhere in this report for the breakdown of this net revenue.

Marketing Strategy

With a primary focus on both large and small pharmaceutical and biotechnology companies, we promote our nonclinical services through concentrated business development efforts, scientist-to-scientist communications and centralized corporate marketing programs.

For our development services and products, we use corporate marketing to support the efforts of our centralized business development staff, calling on pharmaceutical, biotechnology and device companies. Our sales teams focus on client segments and service areas. In addition, while service area representatives call on particular functional groups within a given biopharmaceutical or device client, our key account directors are responsible for managing the relationship and book of business with clients across our portfolio of services.

For our compound business, we rely on third parties to market our products, like ALZA for Priligy. We generally plan to out-license our commercial rights in a territory to a third party with marketing, sales and distribution capabilities, in exchange for one or more of the following: up-front payments; research funding; development funding; milestone payments; and royalties on drug sales. In some instances, however, we might choose to develop our own staff for marketing, sales or distribution. For our newly acquired drug discovery services company, BioDuro LLC, we use corporate marketing to promote the unique expertise and capabilities of this line of business.

The top 50 publicly traded pharmaceutical companies, as ranked by 2008 research and development expenses, accounted for a majority of all pharmaceutical research and development spending in 2008 so we concentrate on these companies. The top 50 publicly traded biotechnology companies accounted for 46% of 2008 biotechnology research and development expenditures. To appropriately focus our sales and marketing efforts among biotechnology companies, we consider additional factors such as the stage of a drug’s development and the financial stability of a potential client’s business.

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

Our global marketing initiatives include integrated, multi-channel campaigns designed to help differentiate and promote our expertise and services. Through trade events, online and print advertising in trade publications, direct communication, newsletters, our website and educational programs, we provide our perspective on current industry challenges or developments to create an ongoing dialogue with our clients and to promote our industry expertise, quality, technology and innovation. We reinforce key messages and selling points through client presentations, corporate material, at trade events and speaking engagements at industry conferences

We encourage and sponsor the participation of our scientific and technical personnel in a variety of professional endeavors, including speaking and the presentation of papers at national and international professional trade meetings and the publication of scientific articles in medical and pharmaceutical journals. Through these presentations and publications, we seek to further our reputation for professional excellence.

Backlog

Our backlog consists of anticipated net revenue from contracts, letters of intent and verbal commitments that either have not started but are anticipated to begin in the near future, or are in process and have not been completed. Amounts included in backlog represent anticipated future net revenue, exclude net revenue that has been recognized previously in our statement of income and have been adjusted for foreign currency fluctuations. Net revenue is defined as gross revenue, less fees and associated reimbursements. Once contracted work begins, net revenue is recognized over the life of the contract. Our backlog was $3.0 billion in anticipated net revenue at December 31, 2009, compared to $3.2 billion at December 31, 2008. As of December 31, 2009, approximately 16.1% of our backlog was denominated in currencies other than the U.S. dollar.

Our backlog as of any date is not necessarily a meaningful predictor of future results because backlog can be affected by a number of factors, including the size and duration of contracts, many of which are performed over several years, and the changes in labor utilization that typically occur during a study. Additionally, contracts relating to our clinical development business are subject to early termination by the client and clinical trials can be delayed or canceled for many reasons, including unexpected test results, safety concerns, regulatory developments, economic issues, availability of clinical trial material and protocol design matters. Also, the scope of a contract can change significantly during the course of a study. If the scope of a contract is revised, the adjustment to backlog occurs when the revised scope is approved by the client. For these and other reasons, we might not fully realize our entire backlog as net revenue.

Intellectual Property

We expend a significant amount of our resources on R&D efforts to develop innovative therapies. Obtaining, maintaining and protecting the intellectual property rights, including patent rights, developed through our research and development efforts, is essential for our business to succeed. To that end, we actively seek to implement patent strategies to maximize the effectiveness of our intellectual property positions. We have been issued numerous U.S. and foreign patents and have a variety of patent applications pending in the United States and various foreign countries covering, among other things, compositions of matter, drug formulations, methods of use and action and manufacturing. We also have obtained licenses to other patents from academic institutions and pharmaceutical companies.

We actively seek patent protection both in the United States and abroad. As of December 31, 2009, we owned or co-owned 30 issued U.S. patents and 21 pending U.S. patent applications. Our issued U.S. patents primarily relate to our proprietary antitumor compounds, dapoxetine and methods of its use and our biomarkers and methods of their use. Our pending U.S. patent applications primarily relate to proprietary biomarker discovery information, chemical compounds, clinical development business methods and software. We have filed or plan to file applications in other countries corresponding to most of our U.S. applications. As of December 31, 2009, we had 54 granted and 35 pending foreign filings.

We also have obtained licenses to other patents from academic institutions and pharmaceutical companies. As of December 31, 2009, we had exclusive license rights to 6 issued U.S. patents and 54 granted foreign filings, as well as 12 pending U.S. patents and 95 pending foreign filing.

Pursuant to the terms of the Uruguay Round Agreements Act, patents issued from applications filed on or after June 8, 1995, have a term of 20 years from the date of filing, no matter how long it takes for the patent to issue. Because patent applications in the pharmaceutical industry often take a long time to issue, this method of patent term calculation can result in a shorter period of patent protection afforded to us compared to the prior method of term calculation, which was 17 years from the date of issue. Our issued U.S. patents expire between 2010 and 2023, excluding any potential patent term extension available under U.S. federal law. We actively seek full patent term adjustment following allowance of a patent. We also actively patent term extension of patents covering products following marketing approval. Under the Drug Price Competition and Patent Term Restoration Act of 1984 and the Generic Animal Drug and Patent Term Restoration Act of 1988, a patent that claims a product, use or method of manufacture covering drugs may be extended for up to five years to compensate the patent holder for a portion of the time required for FDA review. However, we might not be able to take advantage of the patent term extension provisions of this law.

While we file and prosecute patent applications to protect our inventions, our pending patent applications might not result in the issuance of patents or issued patents might not provide competitive advantages. Also, our patent protection might not prevent others from developing competitive products using related or other technology.

In addition to seeking the protection of patents and licenses, we rely on trade secrets, know-how and continuing technological innovation, which we seek to protect, in part, by confidentiality agreements with employees, consultants, suppliers and licensees. If these arrangements are not honored, we might not have adequate remedies for breach. Additionally, our trade secrets might otherwise become known or patented by our competitors.

The scope, enforceability and effective term of issued patents can be highly uncertain and often involve complex legal and factual questions. No consistent policy has emerged regarding the breadth of claims in pharmaceutical patents, so that even issued patents might later be modified or revoked by the relevant patent authorities or courts. Moreover, the issuance of a patent in one country does not assure the issuance of a patent with similar claim scope in another country, and claim interpretation and infringement laws vary amount countries, so we are unable to predict the extent of patent protection in any country. The patents we obtain and the unpatented proprietary technology we hold might not afford us significant commercial protection.

Competition

The drug development outsourcing industry is highly competitive and fragmented, consisting of hundreds of smaller, limited-service providers and a number of full-service global development companies. In the past, the industry experienced some consolidation and a group of large, full-service competitors emerged, and consolidations and acquisitions have continued. These consolidations and other transactions could potentially increase competition in our industry for clients, experienced clinical personnel, geographic markets and acquisition candidates. Additional business combinations by competitors or clients are possible and could have a significant impact on the competitive landscape of the drug development outsourcing industry.

In addition to competing with a number of other global, full-service companies, our Development and Discovery Sciences segments also compete against some medium-sized companies, in-house R&D departments of pharmaceutical and biotechnology companies, universities and teaching hospitals. Newer, smaller entities with specialty focuses, such as those aligned to a specific disease or therapeutic area, compete aggressively against larger companies for clients. Increased competition might lead to price and other forms of competition that could adversely affect our operating results.

Providers of outsourced drug development services compete on the basis of a number of factors. These factors include:

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

Competitors might succeed in more rapidly developing and marketing technologies and products that are more effective than our products or that would render our products or technology obsolete or noncompetitive. Our collaborators might also independently develop products that are competitive with products that we have licensed to them. Any product that we or our collaborators succeed in developing and for which regulatory approval is obtained must then compete for market acceptance and market share. The relative speed with which we and our collaborators can develop products, complete clinical testing and approval processes, and supply commercial quantities of the products to the market compared to competitive companies will affect market success. In addition, the amount of marketing and sales resources, and the effectiveness of the marketing used with respect to a product will affect its success. Other competitive factors affecting our business generally include:

•	product efficacy and safety;

•	timing and scope of regulatory approval;

•	product availability, marketing and sales capabilities;

•	reimbursement coverage;

•	the amount of clinical benefit of our product candidates relative to their cost;

•	method of and frequency of administration of any of our product candidates which may be commercialized;

•	patent protection of our product candidates;

•	the capabilities of our collaborators; and

•	the ability to hire qualified personnel.

Government Regulation

The manufacturing, testing, labeling, approval and storage of our products are subject to rigorous regulation by numerous governmental authorities in the United States and other countries at the federal, state and local level, including the FDA. The process of obtaining approval for a new pharmaceutical product or for additional therapeutic indications within this regulatory framework requires expenditure of substantial resources and usually takes several years. Companies in the pharmaceutical and biotechnology industries, including us, have suffered significant setbacks in various stages of clinical trials, even in advanced clinical trials after promising results had been obtained in earlier trials. Our clients are also subject to extensive regulations by government agencies. Consequently, the services we provide for these clients must comply with relevant laws and regulations.

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

Human trials usually start on a small scale to assess safety and then expand to larger trials to test both efficacy and safety in the target population. The trials are generally conducted in three phases, which sometimes overlap, although the FDA may require a fourth phase as a condition of approval. After the successful completion of the first three clinical phases, a company requests approval for marketing its product by submitting an NDA for a drug or a BLA for a biologic. The NDA/BLA is a comprehensive, multivolume filing that includes, among other things, the results of all preclinical and clinical studies, information about how the product will be manufactured and tested, additional stability data and proposed labeling. The manufacturing and quality control procedures we and our manufacturing partners must undertake must conform to rigorous standards in order to receive FDA approval and the validation of these procedures is a costly endeavor. The FDA’s review can last from several months to several years, with the median approval time historically lasting approximately 13 months, although review times appear to have increased in 2008 and 2009. Once the NDA/BLA is approved, the product may be marketed in the United States, subject to any conditions imposed by the FDA as part of its approval. In addition, pursuant to the FDA Act that was signed into law in September 2007, the FDA can require drug companies to conduct post-approval clinical trials and implement risk evaluation and mitigation strategies.

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

In addition, laboratories that analyze human blood or other biological samples for the diagnosis and treatment of study subjects must comply with the Clinical Laboratory Improvement Act, or CLIA. CLIA requires laboratories to meet staffing, proficiency and quality standards. Our laboratory in Austin, Texas and our central laboratory in Highland Heights, Kentucky are CLIA-certified. Both of these laboratories and our central laboratories in Europe and Asia are accredited by the College of American Pathologists, or CAP.

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

In the past several years, both the U.S. and foreign governments have become increasingly concerned about the privacy, security and disclosure of confidential personal data. The EU prohibits the disclosure of personal confidential information, including medical information, to any entity that does not comply with certain security safeguards. Companies in the United States can satisfy these requirements by filing for safe harbor status according to a self-certification procedure agreed to by the EU and the United States. We monitor and implement procedures to comply with privacy, security and disclosure obligations which include maintaining our safe harbor status.

The Department of Health and Human Services, or HHS, has promulgated final regulations under the Health Insurance Portability and Accountability Act of 1996, or HIPAA, which governs the disclosure of confidential medical information in the United States. In 2009, the HHS issued regulations requiring notification to individuals when their health information is breached. These regulations implement provisions of the Health Information Technology for Economic and Clinical Health Act, or HITECH, passed as part of the American Recovery and Reinvestment Act of 2009. Since January 2001, we have had a global privacy policy in place that includes a designated privacy officer, and we comply with the current HIPAA and HITECH requirements. We will continue to monitor our compliance with these regulations and will take necessary steps to ensure continued compliance with these and other privacy regulations.

We are also subject to regulations enforced by the following agencies, among others:

•	Occupational Safety and Health Administration;

•	Nuclear Regulatory Commission;

•	Environmental Protection Agency;

•	Department of Transportation;

•	International Civil Aviation Organization; and

•	Drug Enforcement Administration.

We also must comply with other related international, federal, state and local regulations that govern the use, handling, disposal, packaging, shipment and receipt of certain drugs or unknown compounds, chemicals and chemical waste, toxic substances, bloodborne pathogens and bloodborne pathogen waste, and radioactive materials and radioactive waste. In order to comply with these regulations, we have provided procedures, necessary equipment and ongoing training for our employees involved in these activities. In September 2009, our Phase I Clinic located in Austin, Texas received a Notice of Violation from the Texas Department of State Health Services resulting from an inspection of our Radioactive Materials License and procedures. Of the two violations noted, both were considered severity level IV, which are considered minor violations. Both violations were related to procedural document review and were immediately corrected and the matter was closed.

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

Employees

As of December 31, 2009 we employed approximately 10,860 employees, of whom approximately 10,600 are in the Development segment; approximately 30 are in the Discovery Sciences segment and the remainder served in corporate operations functions. Approximately 49% of our employees are located outside of the United States. Of our staff, approximately 840 hold Ph.D., M.D., Pharm.D. or D.V.M. degrees and approximately 1,730 hold other master’s or other postgraduate degrees. None of our employees are subject to a collective bargaining agreement. Employees in some of our non-U.S. locations are represented by works councils as required by local laws. We believe that our relations with our employees are good.

We believe that our success is based on the quality and dedication of our employees. We strive to hire, develop and retain the best available people in terms of ability, experience, attitude and fit with our performance philosophy and standard operating procedures. The dedicated resources in our Global Learning and Performance group are focused on improving the skills, proficiency and capability of all of our employees to enable us to meet and exceed expectations of our clients. We invest heavily in new employees and believe we are an industry leader in both the thoroughness and effectiveness of our training programs. Our leadership development curriculum provides our top emerging leaders worldwide with strategic and global management skills they need to be our leaders of tomorrow. In addition, we encourage all employees to continually grow and broaden their skills through internal and external development opportunities and take ownership for their personal and professional development.

Available Information

Our corporate website address is www.ppdi.com. Information on our website is not incorporated by reference herein. We promptly post important information on our website, and make available free of charge through our web site our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission.

Item 1A.	Risk Factors

Risks Related to Our Development Businesses

Changes in trends in the pharmaceutical and biotechnology industries, including difficult market conditions, could adversely affect our operating results.

Industry trends and economic and political factors that affect pharmaceutical and biotechnology companies and academic and government entities that sponsor clinical research also affect our business. For example, the practice of many companies in these industries and government organizations has been to hire companies like us to conduct large development projects. If these industries reduce their tendency to outsource those projects in light of current difficult conditions in credit markets and the economy in general, or for any reason, our operations, financial condition and growth rate could be materially and adversely affected. In the past, mergers, product withdrawal and liability lawsuits, and other factors in the pharmaceutical industry appear to have slowed decision-making by pharmaceutical companies and delayed drug development projects. Continuation or increases in these trends could have an adverse effect on our business. In addition, numerous governments have undertaken efforts to control growing healthcare costs through legislation, regulation and voluntary agreements with medical care providers and pharmaceutical companies. If future cost-containment efforts limit the profits that can be derived on new drugs, our clients might reduce their drug discovery and development spending, which could reduce our revenue and have a material adverse effect on our results of operations.

Our revenue depends on a small number of industries and clients.

We provide services to the pharmaceutical and biotechnology industries and academic and government organizations that sponsor clinical trials, and our revenue is highly dependent on expenditures by these clients. Accordingly, our operations could be materially adversely affected by consolidation in these industries or other factors resulting in a decrease in the number of our potential clients, including business reductions or failures due to a lack of financing. If the number of our potential clients declines even further, they might be able to negotiate price discounts or other terms for our services that are less favorable to us than has historically been the case. We have experienced client concentration in the past and could again in the future. The loss of business from a significant client could have a material adverse effect on our results of operations.

Neither request for proposal, or RFP, activity nor backlog necessarily result in revenue, and to the extent the mix of contracts in our backlog continues to shift toward larger contracts with a more global component, this might cause the rate at which this backlog converts into revenue to lengthen when compared to historical trends.

Neither request for proposal, or RFP, activity nor backlog as of any date is necessarily a meaningful predictor of future results. Clients can reduce the size of RFPs and also withdraw them. We also might not win RFPs for any number of reasons. Likewise, backlog can be affected by a number of factors, including the size and duration of contracts, many of which are performed over several years, and the changes in labor utilization that typically occur during a study. Additionally, contracts relating to our clinical development business are subject to early termination by the client and clinical trials can be delayed or canceled for many reasons, including unexpected test results, safety concerns, regulatory developments, economic issues, availability of clinical trial material and protocol design matters. Also, the scope of a contract can change significantly during the course of a study. If the scope of a contract is revised, the adjustment to backlog occurs when the revised scope is approved by the client. For these and other reasons, we might not fully realize our entire backlog as net revenue.

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

We might not be able to recruit and retain the experienced personnel we need to compete in the drug development industry.

Our future success depends on our ability to attract, retain and motivate highly skilled personnel.

Management

Our future success depends on the personal efforts and abilities of the principal members of our senior management and scientific staff to provide strategic direction, develop business, manage our operations, and maintain a cohesive and stable work environment. For example, we rely on the services of Fredric N. Eshelman, our executive chairman, David L. Grange, our chief executive officer, William J. Sharbaugh, our chief operating officer and Daniel G. Darazsdi, our chief financial officer. Although we have employment agreements with most of our executives, they are generally only for one or two years and do not assure that these named executives or any other executive with whom we have an employment agreement will remain with us. We do not have employment agreements with all of our key personnel.

Healthcare Providers

Our ability to maintain, expand or renew existing business with our clients and to get business from new clients, particularly in the drug development sector, depends on our ability to subcontract and retain healthcare providers with the skills necessary to keep pace with continuing changes in drug development technologies. Competition for experienced healthcare providers is intense. We compete with pharmaceutical and biotechnology companies, including our clients and collaborators, other contract research companies and academic and research institutions, to recruit healthcare providers.

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

Any inability to hire additional qualified personnel might also require an increase in the workload for both existing and new personnel. We might not be successful in attracting new healthcare providers, scientists or management, or in retaining or motivating our existing personnel. The shortage of experienced healthcare providers and scientists, or other factors, might lead to increased recruiting, relocation and compensation costs for these professionals, which might exceed our forecasts. These increased costs might reduce our profit margins or make hiring new healthcare providers or scientists impracticable. If we are unable to attract and retain any of these personnel, our ability to execute our business plan will be adversely affected

Our future success depends on our ability to keep pace with rapid technological changes that could make our services less competitive or obsolete.

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

Our success depends on the efficient and uninterrupted operation of our computer and communications systems. A failure of our network or data gathering procedures could impede the processing of data, delivery of databases and services, client orders and day-to-day management of our business and could result in the corruption or loss of data. While some of our operations have disaster recovery plans in place, they might not adequately protect us, particularly because we currently do not have redundant facilities everywhere in the world to provide information technology capacity in the event of a system failure. Despite any precautions we take, damage from fire, floods, hurricanes, power loss, telecommunications failures, computer viruses, break-ins and similar events at our various computer facilities could result in interruptions in the flow of data to our servers and from our servers to our clients. In addition, any failure by our computer environment to provide our required data communications capacity could result in interruptions in our service. In the event of a delay in the delivery of data, we could be required to transfer our data collection operations to an alternative provider of server hosting services. Such a transfer could result in delays in our ability to deliver our products and services to our clients. Additionally, significant delays in the planned delivery of system enhancements, improvements and inadequate performance of the systems once they are completed could damage our reputation and harm our business. Finally, long-term disruptions in the infrastructure caused by events such as natural disasters, the outbreak of war, the escalation of hostilities and acts of terrorism, particularly involving cities in which we have offices, could adversely affect our businesses. Although we carry property and business interruption insurance, our coverage might not be adequate to compensate us for all losses that may occur.

Any failure by us to comply with existing regulations could harm our reputation and operating results.

We and our clients, investigators and collaboration partners are subject to extensive regulation by federal government, state governments, and the foreign countries in which we conduct our business. In particular, we are subject to extensive and rigorous government regulation as a developer of drug candidates. For example, the FDA regulates, among other things, the development, testing, research, manufacture, record-keeping, labeling, storage, approval, quality control, adverse event reporting, advertising, promotions, sale and distribution of pharmaceutical products. Our product candidates are subject to extensive regulation by foreign governments. The regulatory review and approval process, which includes preclinical studies and clinical trials of each product candidate, is lengthy, expensive and uncertain.

We must adhere to as well as rely on our contract manufacturers and third-party suppliers for regulatory compliance and adhering to the FDA’s current Good Clinical Practices, or cGMP, Good Laboratory Practice or Good Manufacturing Practice requirements. If we or these manufacturers or suppliers fail to comply with applicable regulations, including FDA pre-or post-approval inspections and cGMP requirements, then the FDA could sanction us. These sanctions could include fines, injunctions, civil penalties, failure of regulatory authorities to grant marketing approval of our products, delay, suspension or withdrawal of approvals, license revocation, product seizures or recalls, operational restrictions or criminal prosecutions, any of which could significantly and adversely affect our operating results. For example, if we were to fail to verify that informed consent is obtained from participants in connection with a particular clinical trial or grant deviations from the inclusion or exclusion criteria in a study protocol, the data collected from that trial could be disqualified and we might be required to conduct the trial again at no further cost to our client, but at a substantial reputational and financial cost to us.

If our operations are found to violate any applicable law or other governmental regulations, we might be subject to civil and criminal penalties, damages and fines. Similarly, if the hospitals, physicians or other providers or entities with which we do business are found non-compliant with applicable laws, they might be subject to sanctions, which could also have a negative impact on us. The risk of our being found in violation of these laws is increased by the fact that many of them have not been fully interpreted by the regulatory authorities or the courts, and their provisions are open to a variety of interpretations, and additional legal or regulatory change. Any action against us for violation of these laws, even if we successfully defend against it, could cause us to incur significant legal expenses, divert our management’s attention from the operation of our business and damage our reputation.

We expend a significant amount on compliance efforts and such expenses are unpredictable and might adversely affect our results. Changing laws, regulations and standards might also create uncertainty and increase insurance costs. We are committed to compliance and maintaining high standards of corporate governance and public disclosure. As a result, we intend to invest all reasonably necessary resources to comply with evolving standards, and this investment might result in increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities.

Changes in the U.S. and international healthcare industry, including reimbursement rates, could adversely affect the commercial value of our development product candidates, increase the cost of our business resulting in loss of business opportunities or limit our service or product offerings.

The U.S. and international healthcare industry is subject to changing political, economic and regulatory influences that may significantly affect the purchasing practices and pricing of pharmaceuticals. The laws and regulations governing the healthcare industry may change and additional government regulations might be enacted, which could prevent or delay regulatory approval of product candidates. The U.S. Congress has also considered and may adopt healthcare reform or other legislation that could have the effect of putting downward pressure on the prices that pharmaceutical and biotechnology companies can charge for prescription drugs. Cost-containment measures, whether instituted by healthcare providers or imposed by government health administration regulators or new regulations, could result in greater selectivity in the purchase of drugs. As a result, third-party payers might challenge the price and cost effectiveness of products. In addition, in many major markets outside the United States, pricing approval is required before sales might commence. As a result, significant uncertainty exists as to the reimbursement status of approved healthcare products.

Federal or state authorities might also adopt healthcare legislation or regulations that are more burdensome than existing regulations. For example, recent product safety concerns and the creation of the Drug Safety Oversight Board could change the regulatory environment for drug products, including the process for FDA product approval and post-approval safety surveillance. These and other changes in regulation could increase our expenses or limit our ability to offer some of our services or products. For example, the confidentiality of patient-specific information and the circumstances under which it may be released for inclusion in our databases or used in other aspects of our business are subject to substantial government regulation. Additional legislation or regulation governing the possession, use and dissemination of medical record information and other personal health information might require us to implement new security measures that require substantial expenditures or limit our ability to offer some of our services. These regulations might also increase costs by creating new privacy requirements for our informatics business and mandating additional privacy procedures for our clinical research business.

The drug development services industry is highly competitive.

We face significant competition, including from entities that have substantially greater resources and more experience in the commercialization and marketing of pharmaceuticals than we have. Potential competitors in the United States and other countries include other CROs, major pharmaceutical and biotechnology companies and specialized pharmaceutical companies. These competitors might succeed in more rapidly developing and marketing services, technologies and products that are more effective than ours.

Our business has experienced substantial expansion in the past, and contraction in 2009, and we might not properly manage any expansion or contraction in the future.

Our business has expanded substantially in recent years, and in July 2009 we reduced our Development workforce in North America by approximately 270 employees due to lower demand for our services. Rapid expansion or contraction could strain our operational, human and financial resources and facilities. If we fail to properly manage any changes, our expenses might grow more than revenue and our results of operations and financial condition might be negatively affected. For example, in 2009, our operating expenses as a percentage of net revenues increased in comparison to prior years. In order to manage expansion or contraction, we must, among other things, do the following:

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

We have made and plan to continue to make investments in other companies. In many cases, there is no public market for the securities of these companies and we might not be able to sell these securities on terms acceptable to us, if at all. In addition, if these companies encounter financial difficulties, we might lose all or part of our investment. For example, in 2008 and 2009 we recorded an investment impairment of $14.0 million and $2.1 million, respectively, to write down the carrying value of certain investments due to an other-than-temporary decline in fair value. See Note 3 in the notes to consolidated financial statements included elsewhere in this report for a more detailed discussion of these impairments.

The investment of our cash and cash equivalents, short-term and long-term investments balance are subject to risks which may cause losses and affect the liquidity of these investments.

At December 31, 2009, we had $408.9 million in cash and cash equivalents, $144.6 million in short-term investments and $88.6 in long-term investments. These investments are subject to general credit, liquidity, market and interest rate risks, which have been exacerbated by the recent global financial crisis. Even though we liquidated $10.2 million of our auction rate securities portfolio in 2009, we classified our entire balance of auction rate securities as long-term assets at December 31, 2009 due to continuing uncertainties about the liquidity in the auction rate securities market. These risks and factors might have a material adverse effect on our liquidity and financial condition, which could harm our business or our ability to pay dividends.

The fixed price nature of our development contracts could hurt our operating results

The majority of our contracts for the provision of development services are at fixed prices or fixed unit prices, and therefore have set limits on the amounts we can charge for our services. As a result, variations in the timing and progress of large contracts can materially affect our operating results. In addition, we bear the risk of cost overruns unless the scope of activity is revised from the contract specifications and we are able to negotiate a contract modification with the client shifting the additional cost to the client. If we fail to adequately price our contracts in total or at the unit level, or if we experience significant cost overruns, our operating results could be materially adversely affected. From time to time, we have had to commit unanticipated resources to complete projects, resulting in lower gross margins on those projects. We might experience similar situations in the future, which could have a material adverse impact on our operating results.

If we are unable to attract suitable willing investigators and enroll a sufficient number of participants for our clinical trials, our development business might suffer.

The clinical research studies we run rely upon the ready accessibility and willing participation of physician investigators and participant subjects. Investigators are typically located at hospitals, clinics or other sites and supervise administration of the study drug to participants during the course of a clinical trial. The rate of completion of clinical trials is significantly dependent upon the rate of participant enrollment. Participant enrollment is a function of many factors, including:

•	the size of the patient population;

•	perceived risks and benefits of the drug under study;

•	availability of competing therapies, including those in clinical development;

•	availability of clinical drug supply;

•	availability of qualified clinical trial sites;

•	availability and willingness of potential participants to enroll in clinical trials;

•	design of the protocol;

•	proximity of and access by participants to clinical sites;

•	participant referral practices of physicians;

•	eligibility criteria for the study in question; and

•	efforts of the sponsor of and clinical sites involved in the trial to facilitate timely enrollment.

We might have difficulty obtaining sufficient patient enrollment or clinician support to conduct our clinical trials as planned, and we might need to expend substantial additional funds to obtain access to resources or delay or modify our plans significantly. These considerations might result in our being unable to successfully achieve our projected development timelines, or potentially even lead us to consider the termination of ongoing clinical trials or development of a product for a particular indication.

Our business exposes us to potential liability for personal injury or product liability claims that could affect our financial condition.

Our business involves the testing of new drugs on human volunteers and, if marketing approval is received for any of our drug candidates, their use by participants. This exposes us to the risk of liability for personal injury or death to patients resulting from, among other things, possible unforeseen adverse side effects or improper administration of a drug or device. Many of these volunteers and participants are already seriously ill and are at risk of further illness or death. For example, we have from time to time been sued by individuals alleging personal injury due to their participation in a clinical trial and seeking damages from us under a variety of legal theories. If we are required to pay damages or incur defense costs in connection with any personal injury claim that is outside the scope of indemnification agreements we have with clients and collaborative partners, if any indemnification agreement is not performed in accordance with its terms or if our liability exceeds the amount of any applicable indemnification limits or available insurance coverage, we could be materially and adversely affected both financially and reputationally. We might also not be able to get adequate insurance for these risks at reasonable rates in the future.

Our business uses biological and hazardous materials, which could injure people or violate laws, resulting in liability that could hurt our financial condition and business

Our drug development activities involve the controlled use of potentially harmful biological materials, as well as hazardous materials, chemicals and various radioactive compounds. We are subject to federal, state and local laws and regulations governing the use, storage, handling and disposal of these materials and waste used in our operations. As a result, we might be required to incur significant costs to comply with laws and regulations. We cannot eliminate the risk of accidental contamination or injury from these materials. In the event of such an accident, we could be held liable for any resulting damages and incur liabilities, which exceed our resources. In addition, we cannot predict the extent of the adverse effect on our business or the financial and other costs that might result from any new government requirements arising out of future legislative, administrative or judicial actions.

Our business is subject to international economic, currency, political and other risks that could negatively affect our revenue and results of operations.

Because we provide our services worldwide, our business is subject to risks associated with doing business internationally. Our net revenue from our non-U.S. operations represented approximately 41.4% of our total net revenue for the year ended December 31, 2009. We anticipate that revenue from international operations will grow in the future, particularly in light of our recent acquisitions and expansion in Central and Eastern Europe and China. Accordingly, our future results could be harmed by a variety of factors, including:

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

For example, in 2009 our operating income was positively impacted by approximately $17.4 million, net of hedging gain, due to the effect of the strengthening of the U.S. dollar relative to the euro, British pound and Brazilian real. Although we attempt to manage this risk through provisions in our contracts with our clients and other methods, including foreign currency hedging contracts, we might not be able to eliminate or manage these risks in the future and our operating income could be materially and adversely affected by a significant decline in the value of the U.S. dollar.

Our inability to adequately protect our intellectual property rights could hurt our business. The drug development industry has a history of patent and other intellectual property litigation, and we might be involved in costly intellectual property lawsuits.

Our success is dependent on our ability to protect the proprietary software, compositions, processes and other technologies we develop during the drug development process along with our ability to develop and protect patent and other intellectual rights and operate without infringing the intellectual property rights of others. Any inability to protect our intellectual property rights could materially and adversely affect our business.

Any patents that we own or license might not provide valuable protection in the future for the covered technology or products. Our pending patent applications might not result in the issuance of valid patents or the claim scope of our issued patents might not provide competitive advantages. Also, our patent protection might not prevent others from developing competitive products using related or other technology that does not infringe our patent rights. In addition, patent applications are confidential for a period of time after filing. We therefore might not know that a competitor has filed a patent application covering subject matter similar to subject matter in one of our patent applications or that we were the first to invent the innovation we seek to patent. This might lead to disputes including interference proceeding or litigation to determine rights to patentable subject matter. These disputes are often expensive and might result in our being unable to patent an innovation.

The scope, enforceability and effective term of patents can be highly uncertain and often involve complex legal and factual questions and proceedings. No consistent policy has emerged regarding the breadth of claims in pharmaceutical or biotechnology patents, so that even issued patents might later be modified or revoked by the relevant patent authorities or courts. These proceedings could be expensive, last several years and either prevent issuance of additional patents to us or result in a significant reduction in the scope or invalidation of our patents. Any limitation in claim scope could reduce our ability to negotiate future collaborative research and development agreements based on these patents. Moreover, the issuance of a patent in one country does not assure the issuance of a patent with similar claim scope in another country, and claim interpretation and infringement laws vary among countries, so we are unable to predict the extent of patent protection in any country.

In certain cases, we are reliant on our collaborator to file, negotiate and maintain patents covering a licensed product. Our collaborators may fail to adequately obtain and maintain such patents.

In addition to seeking the protection of patents and licenses, we also rely upon trade secrets, know-how and continuing technological innovation that we seek to protect, in part, by confidentiality agreements with employees, consultants, suppliers and licensees. If these agreements are not honored, we might not have adequate remedies for any breach. Additionally, our trade secrets might otherwise become known or patented by our competitors.

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

Our global central laboratories and some of our other development services rely heavily on air travel for transport of clinical trial kits, other materials and people, and disruption to the air travel system could have a material adverse effect on our business. While we have developed contingency plans for a variety of events that could disrupt or limit available air transportation, these plans might not be effective or sufficient to avert such a material adverse effect.

Risks Related to Our Compound Partnering Business

We have relatively limited experience in the drug development business, and our prospects for success in this business remain uncertain and are dependent on third parties with whom we collaborate.

It takes many years for a drug development business like ours to generate revenue and income. We established our Discovery Sciences segment in 1997 and have relatively limited experience with development activities and might not be successful in our drug development efforts. Generating revenue and income, consistently or at all, from our drug development business and compound partnering activities will depend on our ability to:

•	develop products internally or obtain rights to them from others on favorable terms;

•	successfully complete non-clinical and clinical studies;

•	obtain clinical trial materials of sufficient quality or quantity;

•	obtain and maintain intellectual property rights to these products;

•	obtain and maintain regulatory approvals;

•	enter into agreements with third parties to continue the development and commercialization of drug candidates; and

•	enter into arrangements with third parties to manufacture products on our behalf and to provide sales and marketing functions.

Our ability to succeed in our drug development business will depend on successfully executing existing and new arrangements we enter into for the development and commercialization of drug candidates. The third parties that we collaborate with might not perform their obligations as expected or they might breach or terminate their agreements with us or otherwise fail to conduct their collaborative activities successfully and in a timely manner. Further, parties collaborating with us might elect not to develop the product candidates or not to devote sufficient resources to the development, manufacture, regulatory strategy and approvals, marketing or sale of these product candidates. If the parties to our collaborative agreements do not fulfill their obligations, elect not to develop a candidate or fail to devote sufficient resources to it, we could be materially and adversely affected.

If our product identification efforts are not successful, we might not be able to effectively develop new products.

Our product candidates are in various stages of development and some are in an early development stage. Some or all of our product candidates may never be developed for any number of reasons, including failure to meet clinical trial tests and failure to receive regulatory approval. For example, we suspended our program for the MAG-131 compound due to efficacy data that was discovered in late 2009. To maintain our business, we need to have a sufficient pipeline of product candidates. Our success in identifying new product candidates depends upon our ability to identify and validate new targets through our dermatology program and/or in-licensing or collaborative arrangements. In order to increase the possibilities of identifying compounds with a reasonable chance for success in clinical studies, part of our business strategy is to identify a higher number of potential targets than we expect to be able to progress through clinical development. If we are unsuccessful in our efforts to identify or obtain rights to new product candidates that lead to the required regulatory approvals and the successful commercialization of products, our business could be harmed.

Many of our drug candidates are in early stages of development and we might not be able to obtain regulatory approval for our product candidates.

The development and commercialization of pharmaceutical products are subject to extensive governmental regulation in the United States and foreign countries. Government approvals are required to develop, market and sell the potential drug candidates we develop alone or with others under our risk-sharing arrangements. Especially for the early-stage compounds we target for in-licensing, obtaining government approval to develop, market and sell drug candidates is time-consuming and expensive. Further, clinical trial results for a particular drug candidate might not satisfy requirements to obtain government approvals. For example, in late 2005, Janssen-Cilag, our collaborator on dapoxetine, received a “not approvable” letter from the FDA. In addition, governmental approvals might not be received in a timely manner, if at all, and we and our collaborative partners might not be able to meet other regulatory requirements for our products. For example, in late 2008, the FDA notified Takeda that it would not be able to complete its review of the alogliptin NDA before the Prescription Drug Use Fee Act date due to the lack of internal resources. In addition, requirements for government approval to market and sell drug candidates are subject to change. For example, the Division of Endocrinologic and Metabolic Drug Products in the Center for Drug Evaluation and Research decided that concerns about cardiovascular risk should be more thoroughly addressed during drug development programs, and, in December 2008, issued final guidance on the topic titled “Guidance for Industry – Diabetes Mellitus – Evaluating Cardiovascular Risk in New Antidiabetic Therapies to Treat Type 2 Diabetes”. As a result, in June 2009 and September 2009, the FDA issued complete responses to Takeda on its NDAs for the alogliptin montherapy and the fixed-dose combination of alogliptin and Actos requesting additional cardiovascular safety data required by the new guidance. Finally, even if we are successful in obtaining all required approvals to market and sell a drug candidate, post-approval requirements and the failure to comply with other regulations could result in suspension or limitation of government approvals.

In connection with drug development activities outside the United States, we and our collaborators will be subject to foreign regulatory requirements governing the testing, approval, manufacture, labeling, marketing and sale of pharmaceutical products. These requirements vary from country to country. Even if approval has been obtained for a product in the United States, approvals in foreign countries must be obtained prior to marketing the product in those countries. The approval process in foreign countries may be more or less rigorous and the time required for approval may be longer or shorter than that required in the United States. Clinical studies conducted outside of any particular country may not be accepted by that country, and the approval of a pharmaceutical product in one country does not assure that the product will be approved in another country.

We must protect our patent and other intellectual property rights to succeed.

Our success is dependent in significant part on our ability to develop and protect patent and other intellectual property rights and operate without infringing the intellectual property rights of others.

Our pending patent applications might not result in the issuance of valid patents or the claim scope of our issued patents may not provide competitive advantages. Also, our patent protection might not prevent others from developing competitive products using related or other technology that does not infringe our patent rights. In addition, our patent for Priligy is for method of use and not composition of matter. Further, patent applications are confidential for a period of time after filing. We therefore might not know that a competitor has filed a patent application covering subject matter similar to subject matter in one of our patent applications or that we were the first to invent the innovation we seek to patent. This might lead to disputes including interference proceeding or litigation to determine rights to patentable subject matter. These disputes are often expensive and might result in our being unable to patent an innovation.

The scope, enforceability and effective term of patents can be highly uncertain and often involve complex legal and factual questions and proceedings. No consistent policy has emerged regarding the breadth of claims in pharmaceutical or biotechnology patents, so that even issued patents might later be modified or revoked by the relevant patent authorities or courts. These proceedings could be expensive, last several years and either prevent issuance of additional patents to us or result in a significant reduction in the scope or invalidation of our patents. Any limitation in claim scope could reduce our ability to negotiate future collaborative research and development agreements based on these patents. Moreover, the issuance of a patent in one country does not assure the issuance of a patent with similar claim scope in another country, and claim interpretation and infringement laws vary among countries, so we are unable to predict the extent of patent protection in any country.

In addition to seeking the protection of patents and licenses, we also rely upon trade secrets, know-how and continuing technological innovation that we seek to protect, in part, by confidentiality agreements with employees, consultants, suppliers and licensees. If these agreements are not honored, we might not have adequate remedies for any breach. Additionally, our trade secrets might otherwise become known or patented by our competitors.

We might need to obtain patent licenses from others in order to manufacture or sell our potential products and we might not be able to obtain these licenses on terms acceptable to us or at all.

Other companies, universities and research institutions might obtain patents that could limit our ability to use, import, manufacture, market or sell our products or impair our competitive position. As a result, we might need to obtain licenses from others before we could continue using, importing, manufacturing, marketing, or selling our products. We might not be able to obtain required licenses on terms acceptable to us, if at all. If we do not obtain required licenses, we might encounter significant delays in product development while we redesign potentially infringing products or methods or we might not be able to market our products at all.

If our collaborations are not successful or are terminated by our collaborators, we might not effectively develop and market some of our product candidates.

We have agreements under which we rely on collaborators to manufacture our product candidates and essential components for those product candidates, design and conduct clinical trials, compile and analyze the data received from these trials, obtain regulatory approvals and, if approved, market these products. As a result, we may have limited or no control over the manufacturing, development and marketing of these potential products. In addition, the performance of our collaborators may not be sufficient or appropriate for regulatory review and approval for our product candidates. Further, we often rely on one manufacturer or other collaborator for such services, the loss of which could significantly delay the development of any of our drug candidates.

If any of the third parties that we rely on do not successfully carry out their contractual duties or meet expected deadlines, we might be delayed or may not obtain regulatory approval for or be able to commercialize our product candidates. If any of the third parties upon whom we rely to conduct our clinical trials do not comply with applicable laws, successfully carry out their obligations or meet expected deadlines, our clinical trials may be extended, delayed or terminated.

If the quality or accuracy of the clinical data obtained by third party contractors is compromised due to their failure to adhere to applicable laws, our clinical protocols or for other reasons, we might not obtain regulatory approval for or successfully commercialize any of our product candidates. If our relationships with any of these organizations or individuals terminates, we believe that we would be able to enter into arrangements with alternative third parties. However, replacing any of these third parties could delay our clinical trials and could jeopardize our ability to obtain regulatory approvals and commercialize our product candidates on a timely basis, if at all.

Our collaborators can terminate our collaborative agreements under certain conditions, and possibly on short notice. A collaborator may terminate its agreement with us or separately pursue alternative products, therapeutic approaches or technologies as a means of developing treatments for the diseases targeted by us, or our collaborative effort. Even if a collaborator continues to contribute to the arrangement, it may nevertheless decide not to actively pursue the development or commercialization of any resulting products. In these circumstances, our ability to pursue potential products could be severely limited. While we generally seek non-compete terms in our agreements with our collaborators for the products we are developing, the enforcement of a non-compete can be expensive and difficult to monitor and enforce and might be subject to being invalidated by a court or judge.

The willingness of our existing collaborators to continue development of our potential products and our ability to enter into new relationships depends upon, among other things, our patent position with respect to such products. If we are unable to successfully obtain and maintain our patents, we might be unable to collect royalties on existing licensed products or enter into additional agreements.

In addition, our collaborators might independently develop products that are competitive with products that we have licensed to them. This could reduce our revenues or the likelihood of achieving revenues under our agreements with these collaborators.

We or our collaborators might not be able to enroll a sufficient number of sites or enroll a sufficient number of patients in a timely manner in order to complete our clinical trials.

The rate of completion of clinical trials is significantly dependent upon the rate of patient enrollment. Patient enrollment is a function of many factors, including:

•	the size of the patient population;

•	perceived risks and benefits of the drug under study;

•	availability of competing therapies, including those in clinical development;

•	availability of clinical drug supply;

•	participation of qualified clinical trial sites;

•	availability and willingness of potential participants to enroll in clinical trials;

•	design of the protocol;

•	proximity of and access by patients to clinical sites;

•	patient referral practices of physicians;

•	eligibility criteria for the study in question; and

•	efforts of the sponsor of and clinical sites involved in the trial to facilitate timely enrollment.

We might have difficulty obtaining sufficient patient enrollment or clinician support to conduct our clinical trials as planned, and we might need to expend additional funds to obtain access to resources or delay or modify our plans significantly. These considerations might result in our being unable to successfully achieve our projected development timelines, or potentially even lead us to consider the termination of ongoing clinical trials or development of a product for a particular indication.

Even if one of our in-licensed drug candidates successfully completes Phase II clinical trial testing, we will need to have a collaborator for final development and commercialization of that drug candidate or undertake those activities on our own.

We generally conduct our drug development business in two stages. During the first stage, we in-license a drug candidate from a collaborator and develop that candidate through Phase II clinical trials. If the drug candidate successfully completes Phase II testing, we enter a second stage during which we seek a collaborator, which might be the same collaborator as in the first stage, for the continued late stage development and ultimate commercialization of the drug candidate. If we cannot find a collaborator for final development and commercialization, we might not be able to complete the development and commercialization on our own due to the significant costs associated with these activities. As a result, we may not be able to recoup all or any part of our investment in the drug candidate.

Risks Related to Our Proposed Spin-Off

There can be no assurance that the spin-off will be completed or will not be delayed.

In October 2009, our board of directors authorized management to proceed with preparations to spin-off our compound partnering business from our core CRO business. If completed, the spin-off will result in two independent public companies. We filed a Form 10 Registration Statement with the SEC under the name of our wholly owned subsidiary that will own and operate the compound partnering business after the spin-off, Furiex Pharmaceuticals, Inc., on February 24, 2010. We expect to complete this separation by the middle of 2010. Our ability to timely effect the spin-off is subject to several conditions, including obtaining required regulatory approvals, the receipt of a private letter ruling from the Internal Revenue Service and an independent tax opinion that the spin-off will be tax-free to PPD and its shareholders and the necessary consents of third parties. The failure to obtain necessary approvals and consents could delay or make impractical our plan to affect the spin-off. We cannot assure that we will be able to complete the spin-off in a timely fashion, if at all. If the planned spin-off is delayed or not consummated for any reason, we will not realize the anticipated benefits of the proposed spin-off as expected or not at all, including the elimination of future research and development expenses under our existing compound partnering collaboration, which, if incurred, could have a material impact on our financial statements.

The spin-off process has diverted the attention of our management and employees, increased our professional services expenses, may disrupt our operations and could cause other difficulties.

The process to plan for and effect the spin-off of our compound partnering business operations will continue to demand a significant amount of time and effort from our management and employees. The diversion of our management’s and employees’ attention to the spin-off process may disrupt our core business operations. In addition, we will continue to incur significant expenditures for professional services in connection with our planning and implementation of the spin-off, including investment banking, accounting and legal fees.

Risks Related to Owning Our Stock

You might not receive any dividends, and the reduction or elimination of dividends might negatively affect the market price of our common stock.

We began paying dividends as a public company in late 2005. Future dividend payments are not guaranteed and are within the absolute discretion of our board of directors. You might not receive any dividends as a result of any of the following factors:

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

Our board of directors has adopted an annual cash dividend policy which reflects an intention to distribute to our shareholders via regular quarterly dividends a portion of the cash generated by our business that exceeds our operating needs and capital expenditures. In addition, our board of directors authorized the Company to repurchase up to $350.0 million of its common stock from time to time in the open market. As of December 31, 2009, $260.7 million remained available for share repurchases under the stock repurchase program. In developing the dividend policy and the stock repurchase plan, we have made assumptions for and judgments about our expected results of operations, anticipated levels of capital expenditures, income taxes and working capital. Payment of dividends or stock repurchases, if any, could limit our ability to finance any material expansion of our business, including through acquisitions, investments or increased capital spending, or to fund our operations.

Because our stock price is volatile, our stock price could experience substantial declines.

The market price of our common stock has historically experienced and might continue to experience volatility. Our quarterly operating results or anticipated future results, changes in general conditions in the economy or the financial markets, both of which experienced uncertainty in 2009 due to the global financial crisis, and other developments affecting us or our competitors have caused and could continue to cause the market price of our common stock to fluctuate substantially. These factors include ones beyond our control, such as changes in revenue and earnings estimates by analysts, market conditions within our industry, disclosures by product development partners and actions by regulatory authorities with respect to potential drug candidates, changes in pharmaceutical and biotechnology industries and the government sponsored clinical research sector. In addition, in recent years, the stock market has experienced significant price and volume fluctuations. The stock market, and in particular the market for pharmaceutical and biotechnology company stocks, has also experienced significant decreases in value in the past. This volatility and valuation decline have affected the market prices of securities issued by many companies, often for reasons unrelated to their operating performance, and might adversely affect the price of our common stock.

Item 1B.	Unresolved Staff Comments

None

Item 2.	Properties

As of February 18, 2010, we had 85 offices located in 40 countries on 6 continents. All locations relate to our Development services, and the Morrisville, North Carolina and Wilmington, North Carolina locations also house Discovery Sciences services. Our principal executive offices are located in Wilmington, North Carolina. We own and operate six facilities, including a building in Wilmington, North Carolina; two buildings in Bellshill, United Kingdom; a laboratory building in Brussels, Belgium; a laboratory building in Wayne, Pennsylvania; and a building in Durham, North Carolina. We lease all of our other facilities. We believe that our facilities are adequate for our operations and that suitable additional space will be available when needed. The locations, approximate square footage and lease expiration dates of our operating facilities comprising more than 20,000 square feet as of February 18, 2010 were as follows:

Location	Approximate Square Footage	Lease Expiration Dates
Austin, Texas	427,000	11/30/10 - 2/28/17
Morrisville, North Carolina	355,000	10/31/16 - 11/30/23
Middleton, Wisconsin	206,000	8/31/11 - 5/31/18
Beijing, China	118,000	8/31/11 - 5/31/13
Richmond, Virginia	92,000	6/30/15
Cambridge, United Kingdom	90,000	6/23/19
Highland Heights, Kentucky	72,000	12/31/14
Menlo Park, California	60,000	6/1/12
Sao Paulo, Brazil	43,000	4/30/10 - 6/30/12
Buenos Aires, Argentina	48,000	8/31/10 - 5/31/13
Ivry-sur-Seine, France	39,000	6/30/15
Brussels, Belgium	38,000	9/30/18
Althone, Ireland	36,000	9/30/29
Munich, Germany	33,000	4/30/11
Madrid, Spain	30,000	9/22/13
Warsaw, Poland	29,000	7/19/14
Winchester, United Kingdom	23,000	7/2/21
Mexico City, Mexico	22,000	4/30/13
Blue Bell, Pennsylvania	21,000	12/31/19
Johannesburg, South Africa	21,000	9/29/10

Item 3.	Legal Proceedings

As previously disclosed, beginning in early 2007, we were named as a co-defendant in lawsuits involving claims relating to patients who allege they took sanofi-aventis’ FDA-approved antibiotic Ketek, for which we provided certain clinical trial services to sanofi-aventis’ predecessor. These suits alleged multiple causes of action, including negligence, fraud, misrepresentation, breach of warranty, conspiracy, wrongful death and violations of various state and federal statutes, including unfair and deceptive trade practices acts. Generally, the plaintiffs are seeking unspecified damages from alleged injuries from the ingestion of Ketek. In the fourth quarter, we settled all pending and known threatened claims related to alleged injuries from Ketek. Although it is possible that similar additional suits could be filed, we are not aware of any such pending suits.

Item 4.	Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2009.

Executive Officers

The following table contains information concerning our executive officers as of February 18, 2010:

Name	Age	Position(s)
Fredric N. Eshelman, Pharm.D.	61	Executive Chairman, Board of Directors
David L. Grange	62	Chief Executive Officer
Daniel G. Darazsdi	49	Chief Financial Officer, Treasurer and Assistant Secretary
Christine A. Dingivan, M.D.	42	Executive Vice President, Chief Medical Officer
William W. Richardson	57	Senior Vice President, Global Business Development
William J. Sharbaugh	47	Chief Operating Officer
Michael O. Wilkinson, Ph.D.	55	Executive Vice President, Global Clinical Development

Fredric N. Eshelman, Pharm.D. was promoted to Executive Chairman of the Board of Directors in July 2009 and is responsible for providing strategic direction to the company and overseeing the implementation of the company’s strategic and business plans, including the company’s compound partnering business. Prior to this promotion, Dr. Eshelman served as Chief Executive Officer and as a director from July 1990 to June 2009, and as Vice Chairman of the Board of Directors from 1993 to 2009. Dr. Eshelman founded our company’s predecessor in 1985 and served as its Chief Executive Officer until 1989. Prior to rejoining us in 1990, Dr. Eshelman served as Senior Vice President, Development and as a director of Glaxo Inc., a subsidiary of Glaxo Holdings plc.

David L. Grange is our Chief Executive Officer. Assuming the role of Chief Executive Officer in July 2009, General Grange has been a member of the Board of Directors since 2003. Prior to joining us, Grange spent 10 years with the McCormick Foundation, where he most recently served as President and Chief Executive Officer. The foundation is a nonprofit organization that conducts grant-making programs and other operations, and is one of the nation’s largest charities. Prior to joining the foundation, General Grange had a 30-year career in the U.S. Army, with his final position as commanding general of the First Infantry Division.

Daniel G. Darazsdi is our Chief Financial Officer, Treasurer and Assistant Secretary. Mr. Darazsdi joined us in October 2007. Prior to his employment by us, Mr. Darazsdi spent 25 years with Honeywell International where he most recently served as vice president and Chief Financial Officer of finance transformation and operations. Over the years at Honeywell, he was Chief Financial Officer of the company’s global specialty materials business segment, VP of finance for Asia Pacific and held a variety of leadership roles in finance, including business analysis and planning and technology and business development leadership. Mr. Darazsdi is a Certified Management Accountant.

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

Michael O. Wilkinson, Ph.D. is our Executive Vice President, Global Clinical Development. Prior to assuming this role with PPD in March 2008, Dr. Wilkinson served at Quintiles as Global Head of Internal Medicine from 2005 to 2007, Vice President of Project Management across all regions and therapeutic areas from 2003 to 2005, and in key account and program management roles in 2002 and 2003. From 2000 to 2002, Dr. Wilkinson led the clinical research project management practice at Campbell Alliance, a consulting firm, and from 1998 to 2000, he held program management roles in cardiovascular therapeutics at Quintiles. Before joining the drug development industry in 1998, Dr. Wilkinson served as a physiologist and medical service corps officer in the U.S. Navy from 1982 to 1998 and while in numerous leadership positions was responsible for human factors research and medical training.

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is traded under the symbol “PPDI” and is quoted on the Nasdaq Global Select Market. The following table sets forth the high and low sales prices for shares of our common stock, as reported by Nasdaq for the periods indicated.

	2008		2009
	High	Low	High	Low
First Quarter	$49.39	$39.22	$29.53	$20.00
Second Quarter	$45.00	$38.71	$24.24	$17.97
Third Quarter	$45.72	$36.54	$23.46	$18.77
Fourth Quarter	$41.11	$20.60	$23.80	$20.27

Holders

As of February 18, 2010, there were approximately 67,300 holders of our common stock.

Dividends

In October 2005, our board of directors adopted an annual cash dividend policy. In May 2009, our board of directors increased the annual dividend from $0.50 to $0.60 per year, payable quarterly at a rate of $0.15 per share. The annual cash dividend policy and the payment of future quarterly cash dividends under that policy are not guaranteed and are subject to the discretion of and continuing determination by our board of directors that the policy remains in the best interests of our shareholders and in compliance with applicable laws and agreements.

Stock Repurchase Plan

In February 2008, we announced our board of directors approved a stock repurchase program authorizing us to repurchase up to $350.0 million of our common stock from time to time in the open market. The timing and amount of any share repurchases, if any, will be determined by our management based on its evaluation of the market conditions and other factors. During 2009, there were no share repurchases made and the maximum dollar value of shares that may yet be purchased under the share repurchase program remains at $260.7 million.

Equity Compensation Plans

The information required by Item 5 of Form 10-K regarding equity compensation plans is incorporated herein by reference to “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters”.

Item 6.	Selected Financial Data

The following table represents selected historical consolidated financial data. The statements of income data for the years ended December 31, 2007, 2008 and 2009 and balance sheet data at December 31, 2008 and 2009 are derived from our audited consolidated financial statements included elsewhere in this report. The statements of income data for the years ended December 31, 2005 and 2006, and the balance sheet data at December 31, 2005, 2006 and 2007 are derived from audited consolidated financial statements not included in this report. The historical results are not necessarily indicative of the operating results to be expected in the future. The selected financial data should be read together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and notes to the financial statements included elsewhere in this report. Consolidated statements of income data has been reclassified in prior periods to reflect discontinued operations.

Consolidated Statements of Income Data (in thousands, except per share data):

	Year Ended December 31,
	2005 (1)(2)	2006	2007	2008 (2)	2009 (2)

Net revenue	$1,021,564	$1,230,346	$1,394,928	$1,551,384	$1,416,770

Operating expenses	847,724	1,006,928	1,165,166	1,267,380	1,209,627
Restructuring charges (3)	—	—	—	—	3,892
Impairment of intangible asset (4)	—	—	—	1,607	10,361

Total operating expenses	847,724	1,006,928	1,165,166	1,268,987	1,223,880

Operating income	173,840	223,418	229,762	282,397	192,890
Impairment of investments, net of recoveries (5)	(5,928)	—	(690)	(17,741)	(2,076)
Loss from equity method investment (6)	—	—	—	—	(1,278)
Other income, net	9,275	15,730	18,674	14,761	3,547

Income from continuing operations before provision for income taxes	177,187	239,148	247,746	279,417	193,083
Provision for income taxes	58,924	80,014	84,431	91,469	52,952

Income from continuing operations	118,263	159,134	163,315	187,948	140,131
Discontinued operations, net of provision for income tax (7)	1,634	(2,482)	86	(429)	19,164

Net income	$119,897	$156,652	$163,401	$187,519	$159,295

Income per common share from continuing operations:
Basic	$1.03	$1.36	$1.38	$1.58	$1.19

Diluted	$1.02	$1.34	$1.36	$1.56	$1.18

Basic and diluted income per common share from discontinued operations:	$0.02	$0.03	$—	$—	$0.16

Net income per common share:
Basic	$1.05	$1.34	$1.38	$1.58	$1.35

Diluted	$1.03	$1.32	$1.36	$1.56	$1.34

Dividends declared per common share	$0.525	$0.105	$0.19	$0.43	$0.58

Weighted-average number of common shares outstanding:
Basic	114,664	116,780	118,459	118,792	118,007
Dilutive effect of stock options	1,770	1,755	1,494	1,305	762

Diluted	116,434	118,535	119,953	120,097	118,769

Item 6.	Selected Financial Data (continued)

Consolidated Balance Sheet Data (in thousands):

	As of December 31,
	2005	2006	2007	2008	2009
Cash, cash equivalents, short-term and long-term investments	$319,820	$435,671	$502,384	$608,437	$642,106
Working capital (8)	327,638	412,711	599,980	512,855	541,101
Total assets	1,159,600	1,481,565	1,684,375	1,754,428	2,030,203
Long-term debt and capital lease obligations, including current portion (9)	24,302	75,159	—	—	—
Shareholders’ equity	750,676	952,900	1,150,096	1,180,996	1,346,127
Cash dividends declared per common share (10)	60,684	12,305	22,590	50,437	67,953

(1)	Effective January 1, 2006, we adopted provisions of a new accounting standard using the modified retrospective application method. In accordance with this method, we have adjusted our financial statements for all periods prior to January 1, 2006 to give effect to the fair-value based method of accounting for all awards granted in fiscal years beginning after December 15, 1994.
(2)	We acquired companies in 2005, 2008 and 2009. Results of operations for acquisitions are included in our consolidated results of operations as of and since the effective date of the acquisitions. For further details, see Note 2 in the notes to the consolidated financial statements.
(3)	For 2009, restructuring charges related to our reduction of the North America workforce in our Development Segment.
(4)	For 2008, impairment of intangible asset related to the remaining unamortized value of our royalty interest in SinuNase. In 2009, impairment of intangible asset related to the in-process research and development acquired with the acquisition of Magen. For further detail, see Note 6 in the notes to consolidated financial statements.
(5)	For 2005, 2007, 2008 and 2009 impairment of investments, net of recoveries, includes charges to earnings for other-than-temporary declines in the fair market value of our investments. For further details, see Note 3 in notes to consolidated financial statements.
(6)	In 2009, we recorded a $1.3 million loss from equity method investment relating to Celtic Therapeutics Holdings, L.P. For further details, see Note 3 in the notes to the consolidated financial statements.
(7)	In 2009, we completed dispositions of Piedmont Research Center, LLC and PPD Biomarker Discovery Sciences, LLC. Results of operations for these dispositions are included in discontinued operations, net of provision for income tax. For further details, see Note 2 in the notes to consolidated financial statements.
(8)	Working capital equals current assets minus current liabilities.
(9)	For 2005 and 2006, long-term debt includes $17.1 million and $74.8 million, respectively, that we borrowed to finance the construction of our new headquarters building and related parking facility in Wilmington, North Carolina.
(10)	The board of directors declared a special one-time cash dividend in the amount of $0.50, as adjusted to give effect to our February 2006 two-for-one stock split, on each outstanding share of common stock in the fourth quarter of 2005. The board of directors also adopted an annual dividend policy in the fourth quarter of 2005 and paid the first quarterly cash dividend in that quarter.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis is provided to increase understanding of, and should be read in conjunction with, our consolidated financial statements and accompanying notes. In this discussion, the words “PPD”, “we”, “our” and “us” refer to Pharmaceutical Product Development, Inc., together with its subsidiaries where appropriate.

Forward-looking Statements

This Form 10-K contains forward-looking statements within the meaning of the federal securities laws. These statements relate to future events or our future financial performance. Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events or performance, expectations, predictions, assumptions and other statements that are not statements of historical facts. In some cases, you can identify forward-looking statements by terminology such as “might”, “will”, “should”, “expect”, “plan”, “anticipate”, “believe”, “estimate”, “predict”, “intend”, “potential” or “continue”, or the negative of these terms, or other comparable terminology. These statements are only predictions. These statements rely on a number of assumptions and estimates that could be inaccurate and that are subject to risks and uncertainties. Actual events or results might differ materially due to a number of factors, including those listed below in “Potential Volatility of Quarterly Operating Results and Stock Price” and above in “Part I, Item 1A. Risk Factors”.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.

Executive Overview

Our revenues are dependent on a relatively small number of industries and clients. As a result, we closely monitor the market for our services. For a discussion of the trends affecting the market for our services, see “Item 1. Business – Trends Affecting the Drug Discovery and Development Industry”. In 2009, we experienced lower demand for our services, high cancellation rates and significant project delays. We believe this was primarily due to general economic conditions and the global financial crisis, increased competition and consolidation of several large pharmaceutical and biotechnology companies, which delayed decisions on research and development spending. Despite these conditions and uncertainties about both the level of and delays in R&D spending by pharmaceutical and biotechnology companies, we continue to believe in the fundamentals of the market and that it will rebound in future periods. For 2010, we plan to focus on sales execution, operational performance and building strategic partnerships with pharmaceutical and biotechnology companies. We also expect to continue to pursue strategic acquisitions that would expand our geographic presence or complement and broaden our service offerings.

Despite the current market for CRO services, we continue to expand our operations. During 2009, we opened our global central laboratory in Singapore, strengthening our ability to provide biopharmaceutical clients an extensive range of customized laboratory services around the world. We continue to make progress on our new laboratory in Ireland, expecting it to be operational in the first half of 2010. In November 2009, we acquired Excel PharmaStudies, Inc., one of the largest CROs in China. Excel is headquartered in Beijing, China and has offices in more than 15 cities throughout China. With this acquisition we strengthened our global footprint, significantly expanded our presence and reach within China and improved our ability to offer Phase II-IV clinical, data management, biostatistics, regulatory and quality assurance services. Shortly after acquiring Excel, we completed our acquisition of BioDuro LLC, a drug discovery services company that provides a broad range of integrated drug discovery services to biopharmaceutical companies. BioDuro operates a state-of-the-art, 110,000 square foot facility in Beijing, China and provides fully integrated programs to synthesize and optimize novel compounds to generate drug development candidates. The addition of BioDuro further expands our global footprint. Also, in 2009, we entered into an agreement to invest up to $102.7 million in Celtic Therapeutics Holdings LP, an investment partnership organized for the purpose of identifying, acquiring and investing in a diversified portfolio of 10 to 15 novel therapeutic product candidates. We hope to provide CRO services to Celtic for these product candidates.

We review various metrics to evaluate our financial performance, including period-to-period changes in backlog, new authorizations, cancellation rates, revenue, margins and earnings. In 2009, we had new authorizations of $1.9 billion, a decrease of 28.9% over 2008. The cancellation rate for 2009 was 7.0% of backlog compared to 5.7% for 2008. In 2009, cancellations were significantly higher than our historical cancellation rate. We cannot accurately predict cancellations and expect them to fluctuate from period to period. Continued high cancellation rates will adversely affect our financial condition. As of December 31, 2009 backlog was $3.0 billion, down 6.4% over December 31, 2008. The average length of our contracts was 35 months as of December 31, 2009, up slightly from 34 months as of December 31, 2008.

Backlog by client type as of December 31, 2009 was 68.8% pharmaceutical, 25.8% biotech and 5.4% government/other, as compared to 60.0% pharmaceutical, 30.6% biotech and 9.4% government/other as of December 31, 2008. The change in the composition of our backlog from 2008 to 2009 was primarily the result of an increase in authorizations from pharmaceutical companies in 2009 and lower levels of authorizations from biotechnology companies, in part, we believe, because of the difficult funding environment in 2009. Net revenue by client type for the year ended December 31, 2009 was 66.3% pharmaceutical, 25.8% biotech and 7.9% government/other, compared to 56.5% pharmaceutical, 30.7% biotech and 12.8% government/other as of December 31, 2008.

For 2009, net revenue contribution by service area was 78.6% for Phase II-IV services, 18.0% for laboratory services, 2.9% for Phase I clinic and 0.5% for Discovery Sciences, compared to net revenue contribution for the year ended December 31, 2008 of 79.3% for Phase II-IV services, 14.5% for laboratory services, 3.6% for Phase I clinic and 2.6% for Discovery Sciences. Our top therapeutic areas by net revenue for the year ended December 31, 2009 were oncology, circulatory/cardiovascular, infectious disease, endocrine/metabolic and central nervous system. For a detailed discussion of our revenue, margins, earnings and other financial results for the year ended December 31, 2009, see “Results of Operations—Year Ended December 31, 2008 versus Year Ended December 31, 2009” below.

In July 2009, we reduced our Development segment workforce in North America by approximately 270 employees due to the lower demand for our services. In the third quarter of 2009, we accrued and paid restructuring costs associated with this reduction in our workforce of $3.9 million.

Capital expenditures for the year ended December 31, 2009 totaled $54.7 million. These capital expenditures were primarily for internally developed software, construction in progress for our new buildings in Ireland and Cambridge, computer hardware and software and scientific equipment for our laboratory units. We made these investments to support our businesses and to improve the efficiencies of our operations. For 2010, we expect to spend between $75 million and $85 million for capital expenditures, primarily for facility expansions and improvements, as well as investments in information technology and new laboratory equipment.

As of December 31, 2009, we had $642.1 million of cash, cash equivalents and short- and long-term investments. In 2009, we generated $253.0 million in cash from operations. The number of days’ revenue outstanding in accounts receivable and unbilled services, net of unearned income, also known as DSO, was 31 and 42 days as of December 31, 2009 and 2008, respectively. DSO decreased in 2009 due to improved cash collections, the mix of contracts performed, and their payment terms. We plan to continue to monitor DSO and the various factors that affect it. However, we expect DSO will continue to fluctuate in the future depending on contract terms, the mix of contracts performed and our success in collecting receivables.

In May 2009, we completed the disposition of substantially all of the assets of our wholly owned subsidiary, Piedmont Research Center, LLC for total consideration of $46.0 million. Piedmont Research Center provided preclinical research and evaluation of anticancer agents and therapies. In December 2009, we completed the disposition of our wholly owned subsidiary, PPD Biomarker Discovery Sciences, LLC, for total consideration of $0.1 million and the right to receive a percentage of future revenues received by the purchaser from specified contracts. PPD Biomarker Discovery Sciences provided biomarker discovery services and patient sample analysis. Due to the unique service offerings of these subsidiaries, we felt these business units were not a long-term strategic fit and elected to sell them.

In May 2009, we announced our board of directors increased the annual dividend rate from $0.50 to $0.60 per share, payable quarterly at a rate of $0.15 per share. The new dividend rate was effective beginning in the second quarter 2009.

With regard to our compound partnering business, Johnson & Johnson received approval to market dapoxetine under the name Priligy in Austria, Finland, Germany, Italy, Mexico, New Zealand, Portugal, South Korea, Spain and Sweden. In the first quarter of 2009, we received a $2.5 million milestone payment on each of the first two national approvals, for a total of $5.0 million. We are entitled to royalties on net sales of Priligy and sales-based milestones if requisite sales levels are reached. We recorded the first royalties from sales of Priligy in 2009.

Takeda submitted the new drug application, or NDA, for alogliptin to the Food and Drug Administration, or FDA, in December 2007 and the NDA for a fixed dose combination of alogliptin and ACTOS™ in September 2008. They also submitted an NDA for alogliptin in Japan in September 2008. In June 2009, the FDA issued a complete response to Takeda on its alogliptin NDA, requesting Takeda conduct an additional cardiovascular safety trial that satisfies the FDA’s December 2008 guidance on anti-diabetes therapies. In September 2009, the FDA issued a complete response to Takeda on its NDA for the fixed dose combination of alogliptin and ACTOS stating that further review would be dependent on the cardiovascular safety data that would be submitted in support of the alogliptin monotherapy NDA. Takeda is awaiting issuance of EMEA guidance with respect to cardiovascular safety requirements for its Type 2 diabetes drug. If the EMEA guidance is less stringent than that of the FDA, Takeda might file a marketing authorization application in that region. If additional filings and approvals occur for alogliptin, we will receive additional regulatory milestones, royalties on sales and sales-based milestones if specified sales levels are achieved.

With regard to our collaboration on the statin compound, PPD10558, as previously announced, we have completed a high dose comparator study in healthy volunteers. The drug was well-tolerated and the results suggest that it compares favorably to currently marketed statins. We continue to evaluate the future development of this compound.

In April 2009, we acquired Magen BioSciences, Inc., a biotechnology company founded in 2006 to discover dermatologic therapies. Since the acquisition, Magen was renamed PPD Dermatology. As a result of this acquisition, we expanded our compound partnering business into dermatology and gained screening and research capabilities for dermatologic compounds. We have an exclusive license to develop and commercialize Vitamin D receptor modulator compounds for use in topical dermatological indications. We also have an option agreement with Lilly to screen compounds from six additional platforms for utility in dermatology and are investigating compounds from other potential collaborators under material transfer agreements. We filed an IND for the MAG-131 compound in October 2009, but subsequently suspended the program due to efficacy data that was discovered in late 2009. We are currently screening additional Vitamin D receptor modulators from Lilly and compounds that regulate other targets to identify additional drug development candidates for other dermatological indications.

In November 2009, we entered into agreements with Janssen Pharmaceutica N.V. to develop and commercialize two Phase II-ready therapeutic compounds. We plan to study the mu delta compound as a treatment for diarrhea-predominant irritable bowel syndrome, or IBSd, and the fluoroquinolone compound as a treatment for community-acquired bacterial pneumonia and complicated skin and skin structure infections caused by gram negative or gram positive bacteria, including MRSA. Under the two agreements, we in-licensed the two compounds and will advance the compounds through Phase II development. The compounds related to Janssen Pharmaceutica are still under development and have not generated any regulatory milestone payments yet. As a result of the risks associated with drug development and commercialization, including poor or unexpected clinical trial results, obtaining regulatory approval to sell in any country and changing regulatory requirements, we might not receive any further milestone payments, royalties or other payments with respect to any of its drug development collaborations. At the completion of Phase II, Janssen Pharmaceutica will have the option to continue development and commercialization of each compound.

In October 2009, our board of directors authorized management to proceed with preparations to spin-off our compound partnering business from its core contract research organization business. If completed, the spin-off will result in two independent public companies. The compound partnering company resulting from the spin-off is expected to have the following compounds, rights and investments: Priligy; alogliptin; our statin compound licensed from Ranbaxy; our dermatology business acquired from Magen; our two Phase II-ready therapeutic compounds in-licensed from Janssen Pharmaceutica; and rights to all potential new compounds acquired by us prior to the spin-off. We currently expect to accomplish the spin-off through a tax-free, pro rata dividend distribution of stock to our shareholders. Completion of the proposed spin-off is subject to numerous conditions, including the final approval of our board of directors, receipt of a private letter ruling or independent opinion that the spin-off will be tax-free to the Company and its shareholders, and the filing and effectiveness of a Form 10 with the SEC.

New Business Authorizations and Backlog

We add new business authorizations, which are sales of our services, to backlog when we enter into a contract or letter of intent or receive a verbal commitment. Authorizations can vary significantly from quarter to quarter and contracts generally have terms ranging from several months to several years. We recognize revenue on these authorizations as services are performed. Our new authorizations for the years ended December 31, 2007, 2008 and 2009 were $2.2 billion, $2.7 billion and $1.9 billion, respectively.

Our backlog consists of anticipated net revenue from contracts, letters of intent and verbal commitments that either have not started but are anticipated to begin in the future, or are in process and have not been completed. As of December 31, 2009, the remaining duration of the contracts in our backlog ranged from one to 87 months, with a weighted-average duration of 35 months. We expect the weighted-average duration of the contracts in our backlog to fluctuate from year to year in the future, based on the contracts constituting our backlog at any given time. Amounts included in backlog represent anticipated future net revenue, exclude net revenue that has been recognized previously in our statements of income and have been adjusted for foreign currency fluctuations. Our backlog as of December 31, 2007, 2008 and 2009 was $2.6 billion, $3.2 billion and $3.0 billion, respectively. For various reasons discussed in “Item 1. Business – Backlog”, our backlog might never be fully recognized as net revenue and is not necessarily a meaningful predictor of future performance.

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

In connection with the management of clinical trials, we pay, on behalf of our clients, fees to investigators and test subjects as well as other out-of-pocket costs for items such as travel, printing, meetings and couriers. Our clients reimburse us for these costs. Amounts paid by us as a principal for out-of-pocket costs are included in direct costs as reimbursable out-of-pocket expenses, and the reimbursements we receive as a principal are reported as reimbursed out-of-pocket revenue. In our statements of income, we combine amounts paid by us as an agent for out-of-pocket costs with the corresponding reimbursements, or revenue, we receive as an agent. During the years ended December 31, 2007, 2008 and 2009, fees paid to investigators and other fees we paid as an agent and the associated reimbursements were approximately $356.8 million, $319.0 million and $330.4 million, respectively.

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

The Discovery Sciences segment generates revenue in the form of upfront payments, development and regulatory milestone payments, royalties and sales-based milestone payments in connection with the out-licensing of compounds. All future milestones and royalties will depend on the future success of our collaborators in developing and commercializing the compound. Upfront payments are generally paid within a short period of time following the execution of an out-license and collaboration agreement. Milestone payments are typically one-time payments to us triggered by the collaborator’s achievement of specified development and regulatory submission or approval. Royalties are payments received by us based on net product sales of a collaboration. Sales-based milestone payments are typically one-time payments to us triggered when the aggregate net sales of product by a collaborator for a specified period (for example, an annual period) reach an agreed upon threshold amount. We recognize these payments from our collaborators when the event which triggers the obligation of payment has occurred, there are no further obligations on our part in connection with the payment, and collection is reasonably assured.

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

We record property and equipment at cost less accumulated depreciation. We record depreciation expense using the straight-line method, based on the following estimated useful lives:

Buildings	20-40 years
Furniture and equipment	5-10 years
Computer equipment and software	2-5 years
Aircraft	30 years

We depreciate leasehold improvements over the shorter of the respective lives of the leases or the useful lives of the improvements. We depreciate property under capital leases over the term of the lease or the service life, whichever is shorter.

Year Ended December 31, 2008 versus Year Ended December 31, 2009

The following table sets forth amounts from our consolidated financial statements along with the dollar and percentage change for the full year of 2008 compared to the full year of 2009.

(in thousands, except per share data)	Year Ended December 31,
	2008	2009	$ Inc (Dec)	% Inc (Dec)
Net revenue:
Development	$1,415,829	$1,309,454	$(106,375)	(7.5%)
Discovery Sciences	18,423	6,313	(12,110)	(65.7)
Reimbursed out-of-pockets	117,132	101,003	(16,129)	(13.8)

Total net revenue	1,551,384	1,416,770	(134,614)	(8.7)

Direct costs:
Development	689,424	630,122	(59,302)	(8.6)
Discovery Sciences	614	630	16	2.6
Reimbursable out-of-pocket expenses	117,132	101,003	(16,129)	(13.8)

Total direct costs	807,170	731,755	(75,415)	(9.3)

Research and development expenses	7,621	23,630	16,009	210.1
Selling, general and administrative expenses	393,439	390,229	(3,210)	(0.8)
Depreciation and amortization	59,150	64,013	4,863	8.2
Restructuring costs	—	3,892	3,892	100.0
Impairment of intangible asset	1,607	10,361	8,754	544.7

Operating income	282,397	192,890	(89,507)

Impairment of investments, net	(17,741)	(2,076)	15,665	88.3
Loss from equity method investment	—	(1,278)	(1,278)	(100.0)
Interest and other income, net	14,761	3,547	(11,214)	(76.0)

Income from continuing operations before provision for income taxes	279,417	193,083	(86,334)	(30.9)
Provision for income taxes	91,469	52,952	(38,517)	(42.1)

Income from continuing operations	187,948	140,131	(47,817)	(25.4)
Discontinued operations, net of provision for income taxes	(429)	19,164	19,593	4567.1

Net income	$187,519	$159,295	$(28,224)	(15.1)

Income per diluted share from continuing operations	$1.56	$1.18	$(0.38)	(24.4)

Income per diluted share from discontinued operations	$—	$0.16	$0.16	100.0

Net income per diluted share	$1.56	$1.34	$(0.22)	(14.1)

Total net revenue decreased $134.6 million to $1.4 billion in 2009. The decrease in total net revenue resulted primarily from a decrease in our Development segment revenue. The Development segment generated net revenue of $1.3 billion, which accounted for 92.4% of total net revenue for 2009. The $106.4 million decrease in Development net revenue was primarily attributable to a $105.9 million decrease in net revenue from our Phase II-IV services, of which $15.0 million of the decrease was due to the strengthening of the U.S. dollar relative to foreign currency. Overall net revenue from Phase II-IV services decreased from 2008 mainly due to a 43.0% decrease in net authorizations. Our Phase I clinic also had a $14.5 million decrease in net revenue in 2009 as compared to 2008, which was offset by a $25.2 million increase in net revenue from our laboratory units primarily due to revenue generated from the laboratories we acquired in late 2008 and late 2009.

The Discovery Sciences segment generated net revenue of $6.3 million in 2009, a decrease of $12.1 million from 2008. The higher 2008 Discovery Sciences net revenue was mainly attributable to the $15.0 million milestone payment we earned in 2008 as a result of the FDA’s acceptance of the alogliptin NDA and a $3.0 million milestone payment we earned in 2008 as a result of Takeda’s submission of the alogliptin NDA in Japan, while in 2009 we received $5.0 million in milestone payments as a result of regulatory approvals of Priligy.

Total direct costs decreased $75.4 million to $731.8 million in 2009 primarily as the result of a decrease in the Development segment direct costs. Development segment direct costs decreased $59.3 million to $630.1 million in 2009 due to the decrease in net revenue mentioned above. This decrease was mainly attributable to a decrease in personnel costs of $39.9 million and a decrease in contract labor and subcontractor costs of $17.4 million. Also contributing to the reduction in Development segment direct costs was a decrease of $2.9 million related to losses on our foreign currency hedging position. Of the $59.3 million decrease in Development segment direct costs, $19.8 million was due to the strengthening of the U.S. dollar relative to foreign currency and $9.1 million of the decrease was attributable to a research credit recognized in 2009 associated with a foreign research incentive program. Of that $9.1 million, $4.9 million was related to qualifying foreign research credits on expenses incurred during 2008.

R&D expenses increased $16.0 million to $23.6 million in 2009. The increase in R&D expense was primarily due to development costs associated with our dermatology program acquired in April 2009 and the two therapeutic compounds acquired from Janssen Pharmaceutica in November 2009. We plan to continue evaluating other compound partnering opportunities, which could result in additional R&D expenses and earnings dilution in future periods until we complete the proposed spin-off of the compound partnering business.

SG&A expenses decreased $3.2 million to $390.2 million in 2009. The decrease in SG&A expenses was primarily related to a $5.6 million decrease in recruitment and relocation costs, a $2.9 million decrease in non-billable travel costs and a $1.4 million decrease in bad debt expense, partially offset by a $6.0 million increase in investment banking, legal and accounting expenses, primarily related to our acquisitions and proposed spin-off.

Depreciation and amortization expense increased $4.9 million to $64.0 million in 2009. The increase was related to property and equipment we acquired to accommodate future growth.

Restructing costs were $3.9 million in 2009. In July 2009, we reduced our Development segment workforce in North America by approximately 270 employees.

Impairment of intangible asset increased $8.8 million to $10.4 million in 2009. During 2009, we acquired in-process research and development of $10.4 million through the acquisition of Magen, which was related to the MAG-131 compound. At the time of acquisition, this program was in the pre-IND phase of research. We estimated that it would take approximately four to five years to complete research and development. We filed an IND for MAG-131 in October 2009 but subsequently suspended the program due to efficacy data that was discovered in late 2009. As a result, we evaluated the asset for impairment. We reassessed the fair value of the program using a discounted cash flow model based on Level 3 inputs such as the estimated remaining costs to develop the acquired technology into commercially viable products, estimated net cash flows from the program, and a discount rate commensurate with the stage of development of the program. Based on this analysis, we determined that the acquired in-process research and development asset was impaired and recorded a charge of $10.4 million as of December 31, 2009. In 2008, Accentia announced its Phase III clinical trial in SinuNase failed to meet its goal in treating chronic sinusitis participants, discontinued the sales of antifungal products on which we received royalties and declared bankruptcy. As a result, we wrote off the $1.6 million of remaining unamortized value of our royalty interest in the antifungal products of Accentia.

Impairment of investments, net decreased $15.7 million to $2.1 million in 2009. Impairment of investments, net in 2009 consisted of impairments of various investments in our short-term investment portfolio of $2.1 million. Impairment of investments, net in 2008 consisted of a net impairment of an investment in our short-term investment portfolio of $3.7 million and a $14.0 million write-down for an other-than-temporary decline in the fair market value of our marketable investment in Accentia. The write-down on Accentia was based on a decrease in the publicly quoted market price of Accentia’s common stock and Accentia’s bankruptcy filing in November 2008.

Interest and other income, net decreased $11.2 million to $3.5 million in 2009. This decrease was due primarily to an $11.5 decrease in interest income as a result of lower interest rates earned on cash balances. Changes in exchange rates from the time we recognize revenue until the client pays also resulted in a net loss on foreign currency transactions of $3.0 million for 2009, down from a net loss of $3.8 million in 2008.

Our provision for income taxes from continuing operations decreased $38.5 million to $53.0 million in 2009. Our effective income tax rate for 2008 was 32.7% compared to 27.4% for 2009. The effective tax rate for 2009 was positively impacted by a shift in the geographical mix of our pre-tax earnings to the European and Asian tax jurisdictions, the receipt of nontaxable foreign research credits and the reduction in liabilities for uncertain tax position in 2009.

Results of operations from discontinued operations, net of provision for income taxes was $19.2 million in 2009. In May 2009, we completed the disposition of substantially all of the assets of Piedmont Research Center. Piedmont Research Center provided preclinical research and evaluation of anticancer agents and therapies. In December 2009, we completed the disposition of our wholly owned subsidiary, PPD Biomarker Discovery Sciences, LLC. PPD Biomarker Discovery Sciences provided biomarker discovery services and participant sample analysis. As a result, these business units have been shown as discontinued operations for 2008 and 2009. We recognized a net gain from the sale of business of $21.5 million, net of provision for income taxes of $5.2 million in 2009 related to these dispositions.

Net income of $159.3 million in 2009 represents a decrease of 15.1% from $187.5 million in 2008. Net income per diluted share of $1.34 in 2009 represents a 14.1% decrease from $1.56 net income per diluted share in 2008. Net income per diluted share for 2009 included $5.0 million in milestone payments in connection with the regulatory approvals of Priligy and the $21.5 million gain, net of tax, from the sale of Piedmont Research Center and PPD Biomarker Discovery Sciences. Net income per diluted share in 2008 included $18.0 million in milestones from Takeda under our DPP-4 collaboration agreement, a $1.6 million impairment of an intangible asset and a $17.7 million impairment of investments, net of recoveries.

Year Ended December 31, 2007 versus Year Ended December 31, 2008

The following table sets forth amounts from our consolidated financial statements along with the dollar and percentage change for the full year of 2007 compared to the full year of 2008. The information below has been reclassified to reflect discontinued operations.

(in thousands, except per share data)	Year Ended December 31,
	2007	2008	$ Inc (Dec)	% Inc (Dec)
Net revenue:
Development	$1,275,399	$1,415,829	$140,430	11.0%
Discovery Sciences	442	18,423	17,981	4068.1
Reimbursed out-of-pockets	119,087	117,132	(1,955)	(1.6)

Total net revenue	1,394,928	1,551,384	156,456	11.2

Direct costs:
Development	641,902	689,424	47,522	7.4
Discovery Sciences	501	614	113	22.6
Reimbursable out-of-pocket expenses	119,087	117,132	(1,955)	(1.6)

Total direct costs	761,490	807,170	45,680	6.0

Research and development expenses	17,113	7,621	(9,492)	(55.5)
Selling, general and administrative expenses	332,640	393,439	60,799	18.2
Depreciation and amortization	53,923	59,150	5,227	9.7
Impairment of intangible asset	—	1,607	1,607	100.0

Operating income	229,762	282,397	52,635	22.9

Impairment of investments, net of recoveries	(690)	(17,741)	(17,051)	2471.2
Interest and other income, net	18,674	14,761	(3,913)	(21.0)

Income from continuing operations before provision for income taxes	247,746	279,417	31,671	12.8
Provision for income taxes	84,431	91,469	7,038	8.3

Income from continuing operations	163,315	187,948	24,633	15.1
Discontinued operations, net of provision for income taxes	86	(429)	(515)	(598.8)

Net income	$163,401	$187,519	$24,118	14.8

Income per diluted share from continuing operations	$1.36	$1.56	$0.20	14.7

Income per diluted share from discontinued operations	$—	$—	$—	—

Net income per diluted share	$1.36	$1.56	$0.20	14.7

Total net revenue increased $156.5 million to $1.6 billion in 2008. The increase in total net revenue resulted primarily from an increase in our Development segment revenue. The Development segment generated net revenue of $1.4 billion, which accounted for 91.3% of total net revenue for 2008. The 11.0% increase in Development net revenue was primarily attributable to an increase of $103.8 million in the level of Phase II-IV services we provided in 2008 as compared to 2007. Net revenue from our laboratory units increased $28.0 million in 2008 compared to 2007 and contributed to the overall increase in net revenue in the Development segment.

The Discovery Sciences segment generated net revenue of $18.4 million in 2008, an increase of $18.0 million from 2007. The higher 2008 Discovery Sciences net revenue was mainly attributable to the $15.0 million we earned in the first quarter of 2008 as a result of the FDA’s acceptance of the alogliptin NDA and a $3.0 million milestone payment we earned from Takeda’s submission of the alogliptin NDA in Japan.

Total direct costs increased $45.7 million to $807.2 million in 2008 primarily as the result of an increase in the Development segment direct costs. Development segment direct costs increased $47.5 million to $689.4 million in 2008. The primary reason for this was an increase in personnel costs of $34.4 million due to an average of approximately 400 new employees during 2008 in our global Phase II-IV division. The remaining increase in Development segment direct costs was primarily due to increased facility costs of $11.6 million as a result of our headcount growth and an increase of $8.2 million related to losses on our hedging positions, partially offset by a decrease in consulting, temporary labor and contract labor of $9.5 million.

R&D expenses decreased $9.5 million to $7.6 million in 2008. The decrease in R&D expense was primarily due to a decrease in development costs associated with the statin compound we licensed from Ranbaxy and are developing as a potential treatment for dyslipidemia. We continue to conduct limited development activities with respect to the statin compound. We plan to continue evaluating other compound partnering strategies and opportunities, which could result in additional R&D expenses in future periods.

SG&A expenses increased $60.8 million to $393.4 million in 2008. As a percentage of total net revenue, SG&A expenses increased to 25.4% in 2008 as compared to 23.8% in 2007. The increase in SG&A expenses in absolute terms was primarily related to additional personnel costs of $51.1 million, higher bad debt costs of $7.3 million and increased facility and information technology costs of $3.2 million, partially offset by a $4.3 million decrease in recruitment and relocation costs. A majority of our bad debt for 2008 related to Accentia Biopharmaceuticals, Inc., which filed for bankruptcy protection in November 2008.

Depreciation and amortization expense increased $5.2 million to $59.2 million in 2008. The increase was related to property and equipment we acquired to accommodate our growth. Capital expenditures were $66.9 million in 2008. Our capital expenditures included $26.4 million for computer software and hardware, $19.5 million for our new building in Scotland and various other leasehold improvements and $14.5 million for additional scientific equipment for our laboratory units.

In 2008, Accentia announced its Phase III clinical trial in SinuNase failed to meet its goal in treating chronic sinusitis participants, discontinued the sales of antifungal products on which we received royalties and declared bankruptcy. As a result, we wrote off the $1.6 million of remaining unamortized value of our royalty interest in the antifungal products of Accentia.

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

Our provision for income taxes increased $7.0 million to $91.5 million in 2008. Our effective income tax rate for 2007 was 34.1% compared to 32.7% for 2008. The effective tax rate for 2008 was positively impacted by 0.7% due to a tax benefit realized from the disposal of assets during the first quarter of 2008 as well as a decrease in unrecognized tax benefits. The effective tax rate for 2007 was positively impacted by the settlement of tax audits and closing of statutory limitations. The remaining difference in our effective tax rates for 2008 compared to 2007 was due to the change in geographic distribution of our pretax earnings among locations with varying tax rates.

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

Liquidity and Capital Resources

As of December 31, 2009, we had $408.9 million of cash and cash equivalents and $144.6 million of short-term investments. We invest our cash and cash equivalents and short-term investments in financial instruments that are issued or guaranteed by the U.S. government and municipal debt obligations. Our expected primary cash needs are for capital expenditures, expansion of services, possible acquisitions, investments, geographic expansion, dividends, working capital and other general corporate purposes. We have historically funded our operations, dividends and growth, including acquisitions, primarily with cash flow from operations.

We held $89.6 million and $88.6 million, net of unrealized loss, in auction rate securities at December 31, 2008 and 2009, respectively. Our portfolio of investments in auction rate securities consists of interests in government-guaranteed student loans, insured municipal debt obligations and municipal preferred auction rate securities. Even though we liquidated $10.2 million of our auction rate securities portfolio at par value in 2009, we classified our entire balance of auction rate securities as long-term assets at December 31, 2009 due to uncertainties about the liquidity in the auction rate securities market. We also recorded an unrealized loss on these investments of $30.5 million and $21.3 million as of December 31, 2008 and 2009, respectively. We recorded this unrealized loss based on a Level 3 valuation, including assumptions about appropriate maturity periods of the instruments by utilizing a five to seven year workout period based on industry expectations, market interest rates for comparable securities and the underlying credit-worthiness of the issuers. We concluded that this was a temporary impairment because of our ability to hold the auction rate securities until the fair value recovers. We will continue to seek to liquidate these investments at par value and will review the classification and valuation of these securities quarterly.

In 2009, our operating activities provided $253.0 million in cash as compared to $380.5 million for the same period last year. The change in cash flow was due primarily to (1) a $35.0 million decrease in noncash items relating to investing or financing activities, including a gain on sale of business of $21.5 million, impairment of investments of $15.7 million, a decrease in the provision for doubtful accounts of $6.1 million, a decrease in stock compensation expense of $5.4 million, offset by an increase in depreciation and amortization of $4.7 million and an increase in impairment of intangibles of $8.8 million and (2) deferrals of past operating cash receipts and payments totaling $64.3 million. The change in adjustments for accruals of expected future operating cash receipts and payments includes accounts payable, other accrued expenses and deferred rent of $14.0 million and payables to investigators of $25.3 million. The change in adjustments for deferrals of past operating cash receipts and payments includes accrued and deferred income taxes of ($25.6) million, accounts receivable and unbilled services of ($51.2) million, prepaid expenses and investigator advances of ($4.1) million and unearned income of ($21.7) million. Fluctuations in receivables and unearned income occur on a regular basis as we perform services, achieve milestones or other billing criteria, send invoices to clients and collect outstanding accounts receivable. This activity varies by individual client and contract. We attempt to negotiate payment terms that provide for payment of services prior to or soon after the provision of services, but the levels of unbilled services and unearned revenue can vary significantly from period to period.

In 2009, our investing activities used $299.2 million in cash. We used cash of $185.1 million to purchase investments, $54.7 million for capital expenditures, $119.9 million for acquisitions and $22.0 million for escrow deposits. These amounts were partially offset by proceeds from the sale of business of $40.3 million and the maturity and sale of investments of $42.2 million. Our capital expenditures in 2009 primarily consisted of $24.7 million for computer software and hardware, $18.8 million for various leasehold improvements and $7.1 million for additional scientific equipment for our laboratory units. We expect our capital expenditures in 2010 will be approximately $75 million to $85 million, primarily for facility expansions and improvements, as well as investments in information technology and new laboratory equipment.

In 2009, our financing activities used $55.4 million of cash. We used $67.9 million of cash to pay dividends, which was partially offset by proceeds of $12.3 million from stock option exercises and purchases under our employee stock purchase plan.

The following table sets forth amounts from our consolidated balance sheet affecting our working capital along with the dollar amount of the change from 2008 to 2009.

(in thousands)	December 31,
	2008	2009	$ Inc (Dec)
Current assets
Cash and cash equivalents	$491,755	$408,903	$(82,852)
Short-term investments	27,064	144,645	117,581
Accounts receivable and unbilled services, net	401,303	429,670	28,367
Income tax receivable	922	16,887	15,965
Investigator advances	16,901	13,980	(2,921)
Prepaid expenses	19,977	24,458	4,481
Deferred tax assets	27,972	26,068	(1,904)
Cash held in escrow	—	12,415	12,415
Other current assets	33,316	55,115	21,799

Total current assets	$1,019,210	$1,132,141	$112,931

Current liabilities
Accounts payable	$23,022	$34,005	$10,983
Payables to investigators	39,370	54,428	15,058
Accrued income taxes	18,388	4,043	(14,345)
Other accrued expenses	178,926	200,720	21,794
Unearned income	246,649	297,844	51,195

Total current liabilities	$506,355	$591,040	$84,685

Working capital	$512,855	$541,101	$28,246

Working capital as of December 31, 2009 was $541.1 million, compared to $512.9 million at December 31, 2008. The increase in working capital was due primarily to an increase in short-term investments, an increase in accounts receivable and unbilled services, net, and an increase in other current assets partially offset by decreases in cash and cash equivalents and an increase in unearned income.

For the year ended December 31, 2009, DSO was 31 days, compared to 42 days for the year ended December 31, 2008. We calculate DSO by dividing accounts receivable and unbilled services less unearned income by average daily gross revenue for the applicable period. We expect DSO will continue to fluctuate in the future depending on contract terms, the mix of contracts performed within a quarter, the levels of investigator advances and unearned income, and our success in collecting receivables.

We maintain a defined benefit pension plan for certain employees and former employees in the United Kingdom, or U.K. This pension plan was closed to new participants as of December 31, 2002. In December 2009, we announced the closure of our pension plan to future additional accruals for existing members effective January 1, 2010. Participants are entitled to receive benefits previously accrued which are based on the expected pay at retirement and number of years of service through January 1, 2010. The projected benefit obligation for the benefit plan at December 31, 2008 and December 31, 2009, was $41.6 million and $58.3 million, respectively, and the value of the plan assets was $29.2 million and $42.8 million, respectively. As a result, the plan was under-funded by $12.4 million in 2008 and by $15.4 million in 2009. The amount of contributions to the plan for the years ended December 31, 2008 and 2009 were $4.1 million and $3.4 million, respectively. It is likely that the amount of our contributions to the plan could increase in future years. We expect the pension cost to be recognized in our financial statements to decrease from the $2.8 million in 2009 to approximately $1.8 million in 2010. The expense to be recognized in future periods could increase or decrease depending upon the change in the fair market value of the plan assets and changes in the projected benefit obligation.

A decrease in the market value of plan assets and/or declines in interest rates, both of which seem possible in light of general economic conditions, are likely to cause the amount of the under-funded status to increase. After completion of the actuarial valuations in 2010, we could be required to record an additional reduction to shareholders’ equity. In connection with the plan, we recorded a decrease to shareholders’ equity in 2008 and 2009 of $4.8 million and $1.7 million, respectively. Given the impact that the discount rate and stock market performance have on the projected benefit obligation and market value of plan assets, future changes in either one of these factors could significantly reduce or increase the amount of our pension plan under-funding.

Effective August 1, 2009, we renewed our $25.0 million revolving credit facility with Bank of America, N.A. Indebtedness under the facility is unsecured and subject to covenants relating to financial ratios and restrictions on certain types of transactions. This credit facility does not restrict or limit the payment of dividends. We were in compliance with all loan covenants as of December 31, 2009. Outstanding borrowings under the facility bear interest at an annual fluctuating rate equal to the one-month London Interbank Offered Rate, or LIBOR, plus a margin of 0.75%. We can use borrowings under this credit facility for working capital and general corporate purposes. This credit facility is currently scheduled to expire in June 2010, at which time any outstanding balance will be due. As of December 31, 2009, no borrowings were outstanding under this credit facility, although the aggregate amount available for borrowing had been reduced by $1.8 million due to outstanding letters of credit issued under this facility.

In May 2009, our board of directors increased the annual dividend rate from $0.50 to $0.60 per share per year, payable quarterly at a rate of $0.15 per share effective beginning in the second quarter of 2009. The annual cash dividend policy and the payment of future quarterly cash dividends under that policy are not guaranteed and are subject to the discretion of and continuing determination by our board of directors that the policy remains in the best interests of our shareholders and in compliance with applicable laws and agreements.

In 2008, we announced that our board of directors approved a stock repurchase program authorizing us to repurchase up to $350.0 million of our common stock from time to time in the open market. We adopted a share repurchase program in view of the price at which our stock was trading at the time of the adoption of the program, the strength of our balance sheet and our ability to generate cash, and in order to minimize earnings dilution from future equity compensation awards. During the year ended December 31, 2008, we repurchased approximately 2,435,000 shares of our common stock for an aggregate purchase price, including broker commissions, of $89.3 million at an average price per share of $36.68. During 2009, we did not repurchase any shares of our common stock. As of December 31, 2009, $260.7 million remained available for share repurchases under the stock repurchase program. Although we do not presently intend to repurchase additional shares in the near term under our existing repurchase program, if we do, we expect to finance any such potential stock repurchases from existing cash and cash flows from operations.

In October 2009, we committed to invest up to $102.7 million in Celtic Therapeutics Holdings, L.P., or Celtic. Celtic is an investment partnership organized for the purpose of identifying, acquiring and investing in a diversified portfolio of novel therapeutic product candidates, with a focus on mid-stage compounds that have progressed through human proof of concept studies that are targeted to address unmet medical needs. As of December 31, 2009, we had invested a total of $32.7 million of the aggregate commitment and had an investment balance of $31.4 million after taking into account our percentage of Celtic’s losses in the fourth quarter. We expect to invest the remainder of our commitment over a period of four years following the completion of Celtic’s funding.

As of December 31, 2009, we had commitments to invest up to an aggregate additional $14.5 million in four venture capital funds. We had also committed to invest up to an aggregate additional $2.8 million in other investments. For further details, see Note 3 in the notes to consolidated financial statements.

We had gross unrecognized tax benefits of approximately $16.9 million as of December 31, 2008. Of this total, $9.9 million, net of the federal benefit on state taxes, is the amount that, if recognized, would result in a reduction of our effective tax rate. As of December 31, 2009, the total gross unrecognized tax benefits were $31.9 million and of this total, $14.9 million is the amount that, if recognized, would reduce our effective tax rate. We believe that it is reasonably possible that the total amount of unrecognized tax benefits could decrease by up to $4.7 million within the next 12 months due to the settlement of audits and the expiration of the statutes of limitations.

Our policy for recording interest and penalties associated with tax audits is to record them as a component of provision for income taxes. During 2008, we recorded $2.0 million of interest and $0.1 million of penalties as expenses to the statement of income. As of December 31, 2008, we had accrued $6.0 million of interest and $1.0 million of penalties. During 2009, the amount of interest and penalties recorded as an expense to the statement of income was $1.6 million and $0.1 million, respectively. As of December 31, 2009, $5.4 million of interest and $1.1 million of penalties were accrued.

To the extent interest and penalties are not assessed with respect to uncertain tax positions, we will reduce amounts accrued and reflect them as a reduction of the overall income tax provision.

We analyzed filing positions in all of the significant federal, state and foreign jurisdictions where we are required to file income tax returns, as well as open tax years in these jurisdictions. The only periods subject to examination by the major tax jurisdictions where we do business are the 2006 through 2009 tax years. Various foreign and state income tax returns are under examination by taxing authorities. We do not believe that the outcome of any examination will have a material impact on our financial condition or results of operations.

Since 1998 we have been involved in compound development and commercialization collaborations, and we have developed a risk-sharing research and development model to help pharmaceutical and biotechnology clients develop compounds. Through collaborative arrangements based on this model, we assist our clients by sharing the risks and potential rewards associated with the development and commercialization of drugs at various stages of development. We plan to spin this business off in mid-2010. As of December 31, 2009, our four main collaborations were with ALZA, an affiliate of Johnson & Johnson, Takeda Pharmaceuticals Company Limited, Janssen Pharmaceutica N.V., an affiliate of Johnson & Johnson and Lilly. These collaborations related respectively to, the product Priligy, the late stage candidate alogliptin, two Phase II-ready therapeutic compounds, and a series of early stage candidates including Vitamin D receptor modulators as well as up to six other programs for topical dermatological indications. They involve the potential future receipt of one or more of the following forms of revenue: payments upon the achievement of specified regulatory and sales-based milestones; and royalty payments if the compound is approved for sale. To date, Austria, Finland, Germany, Italy, Mexico, New Zealand, Portugal, South Korea, Spain and Sweden have approved Priligy for marketing. We received a $2.5 million milestone on each of the first two of these national approvals, for a total of $5.0 million, in the first quarter of 2009. We are entitled to royalties on net sales of Priligy and sales-based milestones if requisite sales levels are reached. We recorded the first royalties from the sales of Priligy in the second quarter of 2009. With regard to alogliptin, in June 2009, the FDA issued a complete response to Takeda on its alogliptin NDA, requesting Takeda conduct an additional cardiovascular safety trial that satisfies the FDA’s December 2008 guidance on anti-diabetes therapies. In September 2009, the FDA issued a complete response to Takeda on its NDA for the fixed dose combination of alogliptin and ACTOS stating that further review would be dependent on the cardiovascular safety data that would be submitted in support of the alogliptin monotherapy NDA. The compounds related to Janssen and Lilly are still in discovery and development and have not generated any regulatory milestone payments yet. As a result of the risks associated with drug development and commercialization, including poor or unexpected preclinical and clinical trial results, obtaining regulatory approval to sell in any country and changing regulatory requirements, we might not receive any further milestone payments, royalties or other payments with respect to any of our drug development collaborations.

As of December 31, 2009, we had four collaborations that involve potential future expenditures. The first was our collaboration with ALZA for Priligy. In connection with this collaboration, we have an obligation to pay a royalty to Lilly of 5% on annual net sales of the compound in excess of $800 million.

The second collaboration involving future expenditures is with Ranbaxy. In February 2007, we exercised an option to license from Ranbaxy a statin compound that we are developing as a potential treatment for dyslipidemia, a metabolic disorder characterized by high cholesterol levels. Under the agreement, we have an exclusive license to make, use, sell, import and sublicense the compound and any licensed product anywhere in the world for any human use. We are solely responsible, and will bear all costs and expenses, for the development, manufacture, marketing and commercialization of the compound and licensed products. We are obligated to pay Ranbaxy milestone payments upon the occurrence of specified clinical development events. If a licensed product is approved for sale, we must also pay Ranbaxy royalties based on sales of the product, as well as commercial milestone payments based on the achievement of specified worldwide sales targets. If all criteria are met, the total amount of potential clinical and sales-based milestones that we are obligated to pay Ranbaxy would be $44.0 million. We completed a high dose comparator study in healthy volunteers. The drug was well-tolerated and a preliminary review of results suggests the statin compound compares favorably to currently marketed statins. We continue to conduct limited development activities with respect to the Ranbaxy statin compound while we evaluate alternatives for future development and commercialization.

The third collaboration involving future expenditures is with Lilly. In April 2009, we acquired Magen, a biotechnology company founded in 2006 to discover dermatologic therapies. As a result, we expanded the compound partnering business into dermatology and gained screening and research capabilities for dermatologic compounds. We have an exclusive license to develop and commercialize Vitamin D receptor modulator compounds for use as topical treatments in dermatological indications. We also have an option agreement with Lilly to screen compounds from six additional platforms for utility in dermatology and are investigating compounds from other potential collaborators under material transfer agreements. Through the acquisition of Magen, we acquired in-process research and development of $10.4 million. At acquisition, the acquired in-process research and development was related to the MAG-131 compound which was in the pre-IND phase of research. We filed an IND for MAG-131 in October 2009, but subsequently suspended the program due to efficacy data that was discovered in late 2009. We are currently screening additional Vitamin D receptor modulators from Lilly and compounds that regulate other targets to identify additional drug development candidates for other dermatological indications. Under the license arrangements with Lilly, we are obligated to pay clinical development milestones as well as royalties based on the sales of the product. If all criteria are met, the total potential clinical development milestones that we are obligated to pay would be $21.4 million per compound developed.

The fourth collaboration involving future expenditures is with Janssen Pharmaceutica. In November 2009, we entered into agreements with Janssen Pharmaceutica to develop and commercialize two Phase II-ready therapeutic compounds. We plan to study the mu delta compound as a treatment for diarrhea-predominant irritable bowel syndrome, or IBSd, and the fluoroquinolone compound as a treatment for community-acquired bacterial pneumonia and complicated skin and skin structure infections caused by gram negative or gram positive bacteria, including MRSA. Under the two agreements, we in-licensed the two compounds and will advance the compounds through Phase II development. At the completion of Phase II, Janssen Pharmaceutica will have the option to continue development and commercialization of each compound. In exchange, we may receive, for each compound, up to $90.0 million in regulatory milestone payments and up to $75.0 million in sales-based milestone payments, as well as royalties on sales of each compound if approved for marketing. In the event Janssen Pharmaceutica elects not to continue a program, we have the option to continue developing and commercializing the compound for that program and Janssen Pharmaceutica may receive, for each compound, up to $50.0 million in regulatory milestone payments and up to $75.0 million in sales-based milestone payments, as well as royalties on sales of each compound if approved for marketing. During 2009, we expensed $7.0 million of upfront payments related to the two therapeutic compounds in-licensed as part of the agreement with Janssen Pharmaceutica.

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

Contractual Obligations

As of December 31, 2009, future minimum payments on all our contractual obligations for years subsequent to December 31, 2009 were as follows:

	Payments Due by Period (in thousands)
	2010	2011 - 2012	2013 - 2014	2015 and thereafter	Total
Operating leases	$53,636	$83,190	$56,762	$105,462	$299,050
Less: sublease income	(791)	(240)	—	—	(1,031)

Total	$52,845	$82,950	$56,762	$105,462	$298,019

As of December 31, 2009, we were contingently obligated under collaborative arrangements. For more information, see “Liquidity and Capital Resources.” Other contractual obligations as of December 31, 2009 without a specified maturity date were as follows:

Venture capital funds	$14,489
Celtic	70,000
Other investments	2,835
U.K. pension	15,434
Unrecognized tax benefits	31,924

Total	$134,682

Off-balance Sheet Arrangements

From time to time, we cause letters of credit to be issued to provide credit support for guarantees, contractual commitments and insurance policies. The fair values of the letters of credit reflect the amount of the underlying obligation and are subject to fees competitively determined in the marketplace. As of December 31, 2009, we had four letters of credit outstanding for a total of $1.8 million. We have no other off-balance sheet arrangements except for operating leases entered into in the normal course of business.

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

Most of our contracts can be terminated by the client either immediately or after a specified period following notice. These contracts require the client to pay us the fees earned to date, the fees and expenses to wind down the study, and, in some cases, a termination fee or some portion of the fees or profit that we could have earned under the contract if it had not been terminated early. Therefore, revenue recognized prior to cancellation generally does not require a significant adjustment upon cancellation.

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

In 2009 and some prior years, we had to commit unanticipated resources to complete projects, resulting in lower gross margins on those projects. We might experience similar situations in the future. Increases in the estimated total direct costs to complete a contract without a corresponding proportional increase to the contract value result in a cumulative adjustment to the amount of revenue recognized in the period the change in estimate is determined. Should our estimated direct costs to complete a fixed price contract prove to be low, gross margins could be materially adversely affected, absent our ability to negotiate a contract modification. Historically, the majority of our estimates and assumptions have been materially correct, but these estimates might not continue to be accurate in the future. A hypothetical increase of 1% in the total estimated remaining project direct costs to complete, without a corresponding proportional increase in the contract value, for open projects accounted for under the proportional performance method as of December 31, 2007, 2008 and 2009 would have resulted in a cumulative reduction in revenue and gross margin of approximately $3.5 million, $4.2 million, and $6.6 million, respectively.

The Discovery Sciences segment generates revenue in the form of upfront payments, development and regulatory milestone payments, royalties and sales-based milestone payments in connection with the out-licensing of compounds. All future milestones and royalties will depend on the future success of our collaborators in developing and commercializing the compound. Upfront payments are generally paid within a short period of time following the execution of an out-license and collaboration agreement. Milestone payments are typically one-time payments to us triggered by the collaborator’s achievement of specified development and regulatory submission or approval. Royalties are payments received by us based on net product sales of a collaboration. Sales-based milestone payments are typically one-time payments to us triggered when the aggregate net sales of product by a collaborator for a specified period (for example, an annual period) reach an agreed upon threshold amount. We recognize these payments from our collaborators when the event which triggers the obligation of payment has occurred, there are no further obligations on our part in connection with the payment, and collection is reasonably assured.

Allowance for Doubtful Accounts

Included in “Accounts receivable and unbilled services, net” on our consolidated balance sheets is an allowance for doubtful accounts. Generally, before we do business with a new client, we perform a credit check. We also review our accounts receivable aging on a monthly basis to determine if any receivables will potentially be uncollectible. The allowance for doubtful accounts includes specific accounts and an estimate of other losses based on historical loss experience. After all attempts to collect the receivable have failed, we write the receivable off against the allowance. Based on the information available to us, we believe our allowance for doubtful accounts as of December 31, 2009 is adequate to cover uncollectible balances. However, actual invoice write-offs might exceed the recorded reserve.

Investments

Our investments consist of marketable and debt investments in publicly traded and privately held entities. We classify our investments in publicly traded securities as available-for-sale securities and measure them at market value. Our investments in privately held entities do not have readily determinable fair values and, therefore, we record them using the cost method of accounting. Most of our investments are in relatively early-stage life sciences and biotechnology companies or investment funds that invest in similar companies. These early-stage life sciences and biotechnology companies generally do not have established products or proven technologies or material revenue, if any. The fair value of these investments might from time to time be less than their recorded value. We assess our investment portfolio on a quarterly basis for other-than-temporary impairments. For our investments in privately held entities, we look for events or circumstances that would likely have a significant adverse effect on the fair value of the investment. In addition, we evaluate any decline in the fair value of publicly traded or privately held investments to determine the potential extent and timing of recovery, if any. If we deem the impairment to be other-than-temporary, we record the impairment of the investment in our statement of income. This quarterly review includes an evaluation of the entity, including, among other things, the market condition of the overall industry, historical and projected financial performance, expected cash needs and recent funding events, as well as our expected holding period and the length of time and the extent to which the estimated fair value of the investment has been less than cost. This analysis of the estimated fair values and the extent and timing of recoveries of decreases in fair value requires significant judgment.

Tax Valuation Allowances and Tax Liabilities

We adopted a new accounting standard as it relates to accounting for uncertainty in income taxes as of January 1, 2007. This standard requires significant judgment in determining what constitutes an individual tax position as well as assessing the outcome of each tax position. Changes in judgment as to recognition or measurement of tax positions can materially affect the estimate of our effective tax rate and, consequently, our operating results. We consider many factors when evaluating and estimating our tax positions and tax benefits, which may require periodic adjustments and may not accurately anticipate actual outcomes.

We have to use estimates and judgments in calculating certain tax liabilities and determining the recoverability of certain deferred tax assets, which arise from net operating losses, tax credit carryforwards and temporary differences between the tax and financial statement recognition of revenue and expense. This Topic also requires that we reduce our deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of the recorded deferred tax assets will not be realized in future periods.

In evaluating our ability to recover our deferred tax assets, in full or in part, we consider all available positive and negative evidence, including our past operating results, the existence of cumulative losses in the most recent fiscal years and our forecast of future taxable income on a jurisdiction-by-jurisdiction basis. In determining future taxable income, assumptions include the amount of state, federal and international pretax operating income, international transfer pricing policies, the reversal of temporary differences and the implementation of feasible and prudent tax planning strategies. These assumptions require significant judgment about the forecasts of future taxable income and are consistent with the plans and estimates we use to manage the underlying businesses. Based on our analysis of the above factors, we determined that a valuation allowance of $3.0 million was required as of December 31, 2009 for carryforwards of foreign and state tax losses and credits. Changes in our assumptions could result in an adjustment to the valuation allowance, up or down, in the future.

In addition, the calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax regulations in a multitude of jurisdictions. We determine our liability for uncertain tax positions globally under the provisions in this standard. As of December 31, 2009, we had recorded a gross liability for uncertain tax position of $31.9 million. If events occur such that payment of these amounts ultimately proves to be unnecessary, the reversal of liabilities would result in tax benefits being recognized in the period when we determine the liabilities are no longer necessary. If our calculation of liability related to uncertain tax positions proves to be more or less than the ultimate assessment, a tax expense or benefit to expense, respectively, would result. The total liability reversal that could affect the tax rate is $14.9 million.

Long-Lived Assets

We review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset might not be recoverable. If indicators of impairment are present, we evaluate the carrying value of property and equipment in relation to estimates of future undiscounted cash flows, based on judgments and assumptions.

Goodwill

The fair value of goodwill could be impacted by future adverse changes such as future declines in our operating results, a decline in the valuation of pharmaceutical and biotechnology company stocks, including the valuation of our common stock, a further significant slowdown in the worldwide economy or the pharmaceutical and biotechnology industry, failure to meet the performance projections included in our forecasts of future operating results or the delay or abandonment of any of our in-process research and development programs.

We review goodwill for impairment annually on October 1 and whenever events or changes in circumstances indicate that the carrying amount of an asset might not be recoverable. This analysis utilizes a discounted cash flow analysis utilizing the expected future in-flow and out-flows of our business and an appropriate discount rate. In October 1, 2009, we reviewed goodwill for impairment and our analysis indicated a significant fair value in excess of book value.

Intangible Assets

The value of our intangible assets could be impacted by future adverse changes such as changes in regulatory conditions, the introduction of competing products, changes in medical reimbursement rates, the discovery of manufacturing or safety concerns of products being marketed or developed, significant slowdowns in the worldwide economy or the pharmaceutical and biotechnology industry, or the delay or abandonment of any of our in-process research and development programs.

We evaluate intangible assets, which consist of royalty rights and acquired in-process research and development, at any time we believe indicators of impairment exist. We initially record these intangible assets at fair value and use fair value measurements to evaluate impairment. The fair value of our intangible assets is determined by estimating the costs to develop the acquired technology into commercially viable products, estimating the resulting net cash flows from the programs, and discounting the net cash flows to present value. Additionally, our estimates take into account the relevant market size and growth factors, expected trends in technology, and the nature and expected timing of new product introductions by us and our competitors. The resulting net cash flows from such programs are based on management’s estimates of cost of sales, operating expenses, and income taxes from such programs. The rates utilized to discount the net cash flows to their present value were commensurate with the stage of development of the program and uncertainties in the economic estimates used in the projections described above. During 2008, we reported an impairment of $1.6 million related to the royalty rights purchased from Accentia as a result of Accentia’s discontinuation of the sale of antifungal products and subsequent bankruptcy. In 2009, we suspended the MAG-131 program due to efficacy data that was discovered and recorded an impairment of our acquired in-process research and development asset recorded of $10.4 million as of December 31, 2009.

Share-Based Compensation

We measure share-based compensation cost at grant date, based on the fair value of the award, and recognize it as expense over the employee’s requisite service period. The fair value of each option award is estimated on the grant date using the Black-Scholes option-pricing model. The model requires the use of the following assumptions: an expected dividend yield; expected volatility; risk-free interest rate; and expected term. Based on our assumptions for these factors, the weighted-average fair value of options granted during the year ended December 31, 2009 was $6.28 per option. A change in these assumptions could have a significant impact on the weighted-average fair value of options. For example, if the expected term increased by six months, the weighted-average fair value of options granted during 2009 would have increased by $0.27 or 4.3% from $6.28 to $6.55, and the resulting share-based employee compensation expense determined under the fair-value based method for stock option awards, net of related tax effect, would have increased by $1.5 million. Diluted earnings per share would have decreased by $0.01. See Note 10 in the notes to our consolidated financial statements for details regarding the assumptions used in estimating fair value for the years ended December 31, 2007, 2008 and 2009 regarding our equity compensation plan and our employee stock purchase plan.

Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board, or FASB, issued revised guidance on the accounting for business combinations. The revised guidance expands the definitions of a business and a business combination and requires that: the purchase price of an acquisition, including the issuance of equity securities to be determined on the acquisition date, be recorded at fair value at the acquisition date; all assets, liabilities, contingent consideration, contingencies and in-process research and development costs of an acquired business be recorded at fair value at the acquisition date; acquisition costs generally be expensed as incurred; restructuring costs generally be expensed in periods subsequent to the acquisition date; and changes be made in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period to impact income tax expense. In April 2009, the FASB issued additional guidance on the accounting for business combinations which requires an acquirer to recognize at fair value an asset acquired or a liability assumed in a business combination that arises from a contingency if its acquisition-date fair value can be determined during the measurement period. If the acquisition-date fair value cannot be determined, the acquirer applies the recognition criteria in the accounting for contingencies guidance to determine whether the contingency should be recognized as of the acquisition date or thereafter. This revised guidance applies to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Except for the accounting for in-process research and development discussed in Note 6 and the disallowance of capitalization of acquisition costs, this pronouncement did not have a material impact on reporting of acquisitions in the financial statements.

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

Income Taxes

Because we conduct operations on a global basis, our effective tax rate has and will continue to depend upon the geographic distribution of our pretax earnings among locations with varying tax rates. Our profits are also impacted by changes in the tax rates and tax laws of the various tax jurisdictions as applied to certain items of income and loss recognized for GAAP purposes. In particular, as the geographic mix of our pretax earnings among various tax jurisdictions changes, our effective tax rate might vary from period to period. The effective rate will also change due to the discrete recognition of tax benefits when tax positions are effectively settled or as a result of specific transactions, such as the receipt of nontaxable research benefits in 2009.

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

Potential Liability and Insurance

Drug development services involve the testing of potential drug candidates on human volunteers pursuant to a study protocol. This testing exposes us to the risk of liability for personal injury or death to study volunteers and patients resulting from, among other things, possible unforeseen adverse side effects, improper administration of the study drug or use of the drug following regulatory approval. For example, we have been named as a defendant in a number of lawsuits relating to the antibiotic Ketek, as described below in “Part I, Item 3. Legal Proceedings”. We attempt to manage our risk of liability for personal injury or death to study volunteers and patients through standard operating procedures, patient informed consent and contractual indemnification provisions with clients and insurance. We monitor clinical trials in compliance with government regulations and guidelines. We have established global standard operating procedures intended to satisfy regulatory requirements in all countries in which we have operations and to serve as a tool for controlling and enhancing the quality of drug development services. The contractual indemnifications generally do not protect us against all our own actions, such as gross negligence. We currently maintain professional liability insurance coverage with limits we believe are adequate and appropriate.

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

We are exposed to foreign currency risk by virtue of our international operations. We derived approximately 36.5%, 39.1% and 40.4% of our net revenue for the years ended December 31, 2007, 2008 and 2009, respectively, from operations outside the United States. Our operations in the United Kingdom generated 28.0%, 27.8% and 27.8% of our net revenue from international operations for the years ended December 31, 2007, 2008 and 2009. We generally reinvest funds generated by each subsidiary in the country where they are earned. Accordingly, we are exposed to adverse movements in foreign currencies, predominately in the pound sterling, euro and Brazilian real.

The vast majority of our contracts are entered into by our U.S. or U.K. subsidiaries. The contracts entered into by the U.S. subsidiaries are almost always denominated in U.S. dollars. Contracts entered into by our U.K. subsidiaries are generally denominated in U.S. dollars, pounds sterling or euros, with the majority in U.S. dollars. Although an increase in exchange rates for the pound sterling or euro relative to the U.S. dollar increases net revenue from contracts denominated in these currencies, operating income is negatively affected due to an increase in operating expenses that occurs when we convert our expenses from local currencies into the U.S. dollar equivalent.

We also have currency risk resulting from the passage of time between the recognition of revenue, invoicing of clients under contracts and the collection of client payments against those invoices. If a contract is denominated in a currency other than the subsidiary’s local currency, we recognize an unbilled receivable at the time of revenue recognition and a receivable at the time of invoicing for the local currency equivalent of the foreign currency invoice amount. Changes in exchange rates from the time we recognize revenue until the time the client pays will result in our receiving either more or less in local currency than the amount that was originally invoiced. We recognize this difference as a foreign currency transaction gain or loss, as applicable, and report it in other income, net. If the exchange rate on accounts receivable balances denominated in pounds sterling and euros had increased by 10%, our foreign currency transaction loss would have increased by $4.2 million in the year ended December 31, 2009.

Our strategy for managing foreign currency risk relies primarily on receiving payment in the same currency used to pay expenses and other non-derivative hedging strategies. From time to time, we also enter into foreign currency hedging activities in an effort to manage our potential foreign exchange exposure. If the U.S. dollar had weakened an additional 10% relative to the pound sterling, euro and Brazilian real in 2009, income from continuing operations, including the impact of hedging, would have been approximately $0.6 million lower for the year based on revenues and the costs related to our foreign operations. From time to time, we also enter into foreign currency hedging activities in an effort to manage our potential foreign exchange exposure. We have hedged a significant portion of our foreign currency exposure for 2010.

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

Currently, there are no material exchange controls on the payment of dividends or otherwise prohibiting the transfer of funds out of any country in which we conduct operations. Although we perform services for clients located in a number of jurisdictions, we have not experienced any material difficulties in receiving funds remitted from foreign countries. However, new or modified exchange control restrictions could have an adverse effect on our financial condition. If we were to repatriate dividends from the cumulative amount of undistributed earnings in foreign entities, we would incur a tax liability not currently provided for in our balance sheet.

We are exposed to changes in interest rates on our cash, cash equivalents and investments and amounts outstanding under notes payable and lines of credit. We invest our cash and investments in financial instruments with interest rates based on market conditions. If the interest rates on cash, cash equivalents and investments decreased by 10%, our interest income would have decreased by approximately $0.1 million in the year ended December 31, 2009.

We are also exposed to market risk related to our investments in auction rate securities. For further details, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources”.

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

Management, with the participation of our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework. Based on our assessment, we believe that, as of December 31, 2009, our internal control over financial reporting was effective based on those criteria.

Deloitte & Touche, LLP, the registered public accounting firm that audited the financial statements included in this annual report, has issued an attestation report on our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of

Pharmaceutical Product Development, Inc. and Subsidiaries

Wilmington, North Carolina

We have audited the internal control over financial reporting of Pharmaceutical Product Development, Inc. and subsidiaries (the “Company”) as of December 31, 2009, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2009 of the Company and our report dated February 26, 2010 expressed an unqualified opinion on those financial statements.

/s/ DELOITTE & TOUCHE LLP

Charlotte, North Carolina

February 26, 2010

Item 9B.	Other information

None.

PART III

Certain information required by Part III is omitted from this report because the Registrant intends to file a definitive proxy statement for its 2010 Annual Meeting of Shareholders to be held on May 20, 2010 (the “Proxy Statement”) within 120 days after the end of its fiscal year pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934, as amended, and the information included therein is incorporated herein by reference to the extent provided below.

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

The information required by Item 11 of Form 10-K is incorporated by reference to the information under the heading “Other Information —Compensation of Non-Employee Directors”, “—Director Compensation in Fiscal 2009,” “—Executive Compensation”, “—Compensation Committee Report,” and “—Compensation Committee Interlocks and Insider Participation” in the Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plans

The following table sets forth the indicated information with respect to our equity compensation plans as of December 31, 2009:

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	(b) Weighted-Average Exercise Price Of Outstanding Options, Warrants and Rights	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))

Equity compensation plans approved by security holders	9,186,483	$29.36	10,737,163	(1)

Equity compensation plans not approved by security holders	0	N/A	0

Total	9,186,483	$29.36	10,737,163	(1)

(1)	This includes 9,501,639 shares of stock available for issuance under our amended and restated Equity Compensation Plan and 1,235,524 shares available for issuance under our Employee Stock Purchase Plan.

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

The information required by Item 14 of Form 10-K is incorporated by reference to the information under the heading “Other Information – Report of the Finance and Audit Committee” and “– Fees Paid to the Independent Registered Public Accounting Firm” in the Proxy Statement.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)	Financial Statements

Our consolidated financial statements filed as part of this report are listed in the attached Index to Consolidated Financial Statements. There are no schedules to our consolidated financial statements.

(b)	Exhibits

Exhibit Number	Description	Registrant’s Form	Dated	Exhibit Number	Filed Herewith

3.1	—Restated Articles of Incorporation.	8-K	2/9/06	3.1

3.2	—Amended and Restated Bylaws.	S-4	7/16/96	3.2

10.86	—Pharmaceutical Product Development, Inc. Employee Stock Purchase Plan.	8-K	5/18/05	10.86

10.88	—Amendment to Stock Option Plan for Non-Employee Directors, dated May 15, 1997.	10-Q	8/14/97	10.88

10.90	—Employment Agreement, effective July 1, 1997, between Pharmaceutical Product Development, Inc. and Fredric N. Eshelman.	10-Q	11/13/97	10.90

10.93	—Lease Agreement dated July 9, 1997, between Weeks Realty, Inc. and PPD Pharmaco, Inc.	10-Q	11/13/97	10.93

10.114	—Lease Agreement dated June 26, 1998 between Weeks Realty Limited Partnership and PPD Pharmaco, Inc.	10-Q	8/13/98	10.114

10.116	—First Amendment to Lease Agreement dated September 28, 1998, between PPD Pharmaco, Inc. and Weeks Realty, Inc.	10-Q	11/13/98	10.116

10.133	—Fourth Amendment, dated July 6, 1999, to Lease Agreement dated July 9, 1997 between PPD Development, Inc. (formerly known as PPD Pharmaco, Inc.) and Weeks Realty, L.P.	10-Q	11/15/99	10.133

10.145	—Third Amendment to Employee Stock Purchase Plan, dated June 21, 1997.	10-Q	8/11/00	10.145

10.162	—Severance Agreement dated January 1, 2001, between Pharmaceutical Product Development, Inc. and various individuals.			10.162	X

10.164	—First Amendment, dated January 28, 1998, to Lease Agreement dated July 9, 1997 between PPD Development, Inc. (formerly known as PPD Pharmaco, Inc.) and Weeks Realty, L.P.	10-K	3/13/01	10.164

10.165	—Second Amendment, dated June 26, 1998, to Lease Agreement dated July 9, 1997 between PPD Development, Inc. (formerly known as PPD Pharmaco, Inc.) and Weeks Realty, L.P.	10-K	3/13/01	10.165

10.166	—Third Amendment, dated February 18, 1999, to Lease Agreement dated July 9, 1997 between PPD Development, Inc. (formerly known as PPD Pharmaco, Inc.) and Weeks Realty, L.P.	10-K	3/13/01	10.166

10.170	—Employment Agreement dated July 9, 2001 between Pharmaceutical Product Development, Inc. and Brainard Judd Hartman.	10-Q	8/1/01	10.170

10.186	—Loan Agreement dated July 25, 2002 between Pharmaceutical Product Development, Inc. and Bank of America, N.A.	10-Q	8/13/02	10.186

Exhibit Number	Description	Registrant’s Form	Dated	Exhibit Number	Filed Herewith

10.189	—Lease Agreement dated July 1, 2001 between Brandywine Grande C,L.P. and PPD Development, LLC.	10-Q	8/13/02	10.189

10.191	—Second Amendment, dated October 1, 2002, to Lease Agreement dated June 26, 1998 between PPD Development, Inc. (formerly PPD Pharmaco, Inc.) and Duke Realty Limited Partnership (formerly Weeks Realty, L.P.).	10-Q	11/13/02	10.191

10.192	—Fifth Amendment, dated October 1, 2002, to Lease Agreement dated July 9, 1997 between PPD Development, Inc. and Duke Realty Limited Partnership (formerly Weeks Realty, L.P.).	10-Q	11/13/02	10.192

10.197	—First Amendment to Loan Agreement dated July 1, 2003, between Pharmaceutical Product Development, Inc. and Bank of America, N.A.	10-Q	8/6/03	10.197

10.200	—Pharmaceutical Product Development, Inc. Equity Compensation Plan as amended and restated effective May 14, 2003.	Proxy	3/28/03	10.200

10.201	—Termination and License Agreement dated as of December 18, 2003 by and among Eli Lilly and Company, Pharmaceutical Product Development, Inc., GenuPro, Inc. and APBI Holdings, LLC.	10-K	2/19/04	10.201

10.202	—License Agreement dated January 2, 2001 by and among Pharmaceutical Product Development, Inc., GenuPro, Inc. and ALZA Corporation.	10-K	2/19/04	10.202

10.203	—Amendment No. 1 to License Agreement dated as of December 26, 2003 by and among Pharmaceutical Product Development, Inc., GenuPro, Inc. and ALZA Corporation.	10-K	2/19/04	10.203

10.206	—Second Amendment to Loan Agreement dated July 1, 2004, between Pharmaceutical Product Development, Inc. and Bank of America, N.A.	10-Q	8/3/04	10.206

10.209	—Deferred Compensation Plan for Non-Employee Directors, as amended and restated on November 22, 2005.	8-K	11/22/05	10.209

10.212	—Lease agreement dated June 18, 2004, between Met Center Partners-6, Ltd. And PPD Development, LP.	10-K	3/4/05	10.212

10.213	—First Amendment dated March 16, 2005 to Lease Agreement between Met Center Partners-6, Ltd. And PPD Development, LP.	10-Q	5/5/05	10.213

10.214	—Second Amendment dated March 16, 2005 to Lease Agreement between Met Center Partners-6, Ltd. And PPD Development, LP.	10-Q	5/5/05	10.214

10.215	—Agreement dated July 13, 2005 among Pharmaceutical Product Development, Inc., Development Partners, LLC, Takeda Pharmaceutical Company Limited and Takeda San Diego, Inc.	8-K	7/13/05	10.215

10.217	—Third Amendment to Loan Agreement dated June 30, 2005, between Pharmaceutical Product Development, Inc. and Bank of America, N.A.	10-Q	7/29/05	10.217

10.218	—Amendment No. 1, effective as of October 10, 2005, to the Agreement dated July 13, 2005, among Pharmaceutical Product Development, Inc., Development Partners, LLC, Takeda Pharmaceutical Company Limited and Takeda San Diego, Inc.	8-K	10/10/05	10.218

Exhibit Number	Description	Registrant’s Form	Dated	Exhibit Number	Filed Herewith

10.219	—Employment Agreement dated October 12, 2005, between PPD Development, LP and William W. Richardson.	8-K	10/12/05	10.219

10.220	—Lease Agreement dated August 31, 2004 by and between Evan A. Stein, M.D., Ph.D. and Medical Research Laboratories International LLC.	10-Q	11/8/05	10.220

10.221	—Lease Agreement dated April 30, 2001 by and between Greenway Properties, Inc. and PPD Development, LP.	10-Q	11/8/05	10.221

10.222	—First Amendment dated August 15, 2001, to Lease Agreement, dated April 30, 2001, by and between Greenway Properties, Inc. and PPD Development, LP.	10-Q	11/8/05	10.222

10.223	—Second Amendment dated August 25, 2003, to Lease Agreement, dated April 30, 2001, by and between Greenway Properties, Inc. and PPD Development, LP.	10-Q	11/8/05	10.223

10.224	—Third Amendment dated March 22, 2004, to Lease Agreement, dated April 30, 2001, by and between Greenway Properties, Inc. and PPD Development, LP.	10-Q	11/8/05	10.224

10.225	—Fourth Amendment dated May 17, 2004, to Lease Agreement, dated April 30, 2001, by and between Greenway Properties, Inc. and PPD Development, LP.	10-Q	11/8/05	10.225

10.226	—Fifth Amendment dated December 14, 2004, to Lease Agreement, dated April 30, 2001, by and between Greenway Properties, Inc. and PPD Development, LP.	10-Q	11/8/05	10.226

10.227	—Sixth Amendment dated June 3, 2005, to Lease Agreement, dated April 30, 2001, by and between Greenway Properties, Inc. and PPD Development, LP.	10-Q	11/8/05	10.227

10.228	—Seventh Amendment dated July 29, 2005, to Lease Agreement, dated April 30, 2001, by and between Greenway Properties, Inc. and PPD Development, LP.	10-Q	11/8/05	10.228

10.229	—General Conditions of the Contract for Construction.	8-K	12/12/05	10.210

10.230	—Standard Form of Agreement Between Owner and Construction Manager dated August 30, 2005 between River Ventures, LLC and Bovis Lend Lease, Inc. (foundation).	8-K	12/12/05	10.211

10.231	—Standard Form of Agreement Between Owner and Construction Manager dated August 30, 2005 between River Ventures, LLC and Bovis Lend Lease, Inc. (shell building).	8-K	12/12/05	10.212

10.232	—Standard Form of Agreement Between Owner and Construction Manager dated August 30, 2005 between River Ventures, LLC and Bovis Lend Lease, Inc. (building upfitting).	8-K	12/12/05	10.213

10.233	—Amendment No. 1 dated December 12, 2005 to Standard Form of Agreement Between Owner and Construction Manager dated August 30, 2005 between River Ventures, LLC and Bovis Lend Lease, Inc. (foundation).	8-K	12/12/05	10.214

10.234	—Amendment to Construction Contracts entered into by and between River Ventures, LLC and Bovis Lend Lease, Inc. dated as of February 15, 2006.	8-K	2/17/06	10.215

10.235	—Form of Restricted Stock Award Agreement under the Equity Compensation Plan for Directors.	10-K	3/2/06	10.235

10.236	—Form of Restricted Stock Award Agreement under the Equity Compensation Plan for Executive Officers.	10-K	3/2/06	10.236

Exhibit Number	Description	Registrant’s Form	Dated	Exhibit Number	Filed Herewith

10.237	—Form of Nonqualified Stock Option Award Agreement under the Equity Compensation Plan for Directors.	10-K	3/2/06	10.237

10.238	—Form of Nonqualified Stock Option Award Agreement under the Equity Compensation Plan for all non-Director participants.	10-K	3/2/06	10.238

10.241	—Fourth Amendment dated July 1, 2006 to Loan Agreement, between Pharmaceutical Product Development, Inc. and Bank of America, N.A.	10-Q	8/3/06	10.241

10.242	—Option and License Agreement effective as of December 15, 2006 among Pharmaco Investments, Inc. and Ranbaxy Laboratories Ltd.	8-K	2/27/07	10.242

10.243	—Agreement dated April 27, 2007 between Pharmaceutical Product Development, Inc. and Linda Baddour.	8-K	4/30/07	10.243

10.244	—Employment Agreement dated May 5, 2007, effective May 31, 2007, between Pharmaceutical Product Development, Inc. and William J. Sharbaugh.	8-K	5/17/07	10.244

10.245	—Fifth Amendment dated July 1, 2007 to Loan Agreement, between Pharmaceutical Product Development, Inc. and Bank of America, N.A.	8-K	8/6/07	10.245

10.246	—Employment Agreement dated September 12, 2007, effective October 1, 2007, between Pharmaceutical Product Development, Inc. and Daniel G. Darazsdi.	8-K	9/12/07	10.246

10.247	—Third Amendment dated September 22, 2003, to Lease Agreement, dated June 26, 1998, by and between Duke Realty Limited Partnership and PPD Development, LP.	10-K	2/26/08	10.247

10.248	—Fourth Amendment dated March 31, 2005, to Lease Agreement, dated June 26, 1998, by and between Duke Realty Limited Partnership and PPD Development, LP.	10-K	2/26/08	10.248

10.249	—Fifth Amendment dated July 7, 2005, to Lease Agreement, dated June 26, 1998, by and between Duke Realty Limited Partnership and PPD Development, LP.	10-K	2/26/08	10.249

10.250	—Sixth Amendment dated December 30, 2005, to Lease Agreement, dated June 26, 1998, by and between Duke Realty Limited Partnership and PPD Development, LP.	10-K	2/26/08	10.250

10.251	—Seventh Amendment dated February 6, 2006, to Lease Agreement, dated June 26, 1998, by and between Duke Realty Limited Partnership and PPD Development, LP.	10-K	2/26/08	10.251

10.252	—Eighth Amendment dated September 24, 2007, to Lease Agreement, dated June 26, 1998, by and between Duke Realty Limited Partnership and PPD Development, LP.	10-K	2/26/08	10.252

10.253	—First Amendment dated March 9, 2007, to Lease Agreement, dated July 1, 2001, by and between Brandywine Grande C, LP and PPD Development, LP.	10-K	2/26/08	10.253

10.254	—Eighth Amendment dated March 1, 2006, to Lease Agreement, dated April 30, 2001, by and between Greenway Office Center, LLC and PPD Development, LLP.	10-K	2/26/08	10.254

10.255	—Ninth Amendment dated August 31, 2007, to Lease Agreement, dated April 30, 2001, by and between Greenway Office Center, LLC and PPD Development, LLP.	10-K	2/26/08	10.255

Exhibit Number	Description	Registrant’s Form	Dated	Exhibit Number	Filed Herewith

10.256	—Tenth Amendment dated September 25, 2007, to Lease Agreement, dated April 30, 2001, by and between Greenway Office Center, LLC and PPD Development, LLP.	10-K	2/26/08	10.256

10.257^	—Employment Agreement, effective April 1, 2008, between PPD Development, LP and Michael O. Wilkinson.	8-K	3/31/08	10.257

10.258	—Third Amendment dated December 13, 2007, to Lease Agreement, dated June 18, 2004, by and between NNN Met Center 10, LLC and PPD, Inc.	10-Q	5/9/08	10.258

10.259	—Second Amendment dated January 10, 2008, to Lease Agreement, dated July 1, 2001, by and between Brandywine Grande C, L.P. and PPD Development, LLC.	10-Q	5/9/08	10.259

10.260^	—Employment Agreement, effective July 28, 2008, between PPD Development, LP and Christine A. Dingivan, M.D.	8-K	7/25/08	10.260

10.261	—Sixth Amendment dated July 1, 2008 to Loan Agreement, between Pharmaceutical Product Development, Inc., PPD Development, LP and Bank of America, N.A.	10-Q	8/7/08	10.261

10.262	—Eleventh Amendment dated March 31, 2008, to Lease Agreement, dated April 30, 2001, by and between Greenway Office Center, L.L.C and PPD Development, LP.	10-Q	8/7/08	10.262

10.263	—Third Amendment dated July 7, 2008 to Lease Agreement, dated July 1, 2001, by and between Brandywine Grande C, L.P., and PPD Development, LP.	10-Q	11/5/08	10.263

10.264	—Deferred Compensation Plan for Non-Employee Directors, as amended and restated on January 1, 2009.	10-K	2/24/09	10.264

10.265	—Deferred Compensation Plan for Executives, as amended and restated on January 1, 2009.	10-K	2/24/09	10.265

10.266^	—Employment Agreement, effective May 19, 2009, between PPD, Inc. and David L. Grange	8-K	5/22/09	10.266

10.267	—Amended and Restated Employment Agreement, effective May 19, 2009, between PPD, Inc. and Fredric N. Eshelman.	8-K	5/22/09	10.267

10.268	—Amended and Restated Corporate Aircraft Policy, effective May 19, 2009.	8-K	5/22/09	10.268

10.269	—Sixth Amendment dated February 6, 2006, to Lease Agreement dated January 28, 1998, by and between Duke Realty Limited Partnership and PPD Development, LP.	10-Q	11/3/09	10.269

10.270	—Seventh Amendment dated September 1, 2009, to Lease Agreement dated January 28, 1998, by and between Duke Realty Limited Partnership and PPD Development, LP.	10-Q	11/3/09	10.270

10.271	—Ninth Amendment dated September 1, 2009, to Lease Agreement dated June 26, 1998, by and between Duke Realty Limited Partnership and PPD Development, LP.	10-Q	11/3/09	10.271

10.272^	—Muldelta Development and License Agreement dated as of November 16, 2009 by and among Janssen Pharmaceutica, N.V. and PPD Therapeutics, Inc., as amended February 9, 2010.				X

10.273^	—Muldelta Master Services Agreement dated as of November 16, 2009 by and among Janssen Pharmaceutica, N.V. between PPD Therapeutics, Inc.				X

10.274^	—Topo Development and License Agreement, dated as of November 16, 2009 by and among Janssen Pharmaceutica, N.V. between PPD Therapeutics, Inc., as amended February 15, 2010.	X

10.275^	—Topo Master Services Agreement dated as of November 16, 2009 by and among Janssen Pharmaceutica, N.V. between PPD Therapeutics, Inc.	X

21	—Subsidiaries of the Registrant.	X

23.1	—Consent of Deloitte & Touche LLP.	X

31.1	—Certification of the Chief Executive Officer pursuant to Rule 13a-14(a).	X

31.2	—Certification of the Chief Financial Officer pursuant to Rule 13a-14(a).	X

32.1	—Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Chief Executive Officer.	X

32.2	—Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Chief Financial Officer.	X

^	Confidential treatment requested for portions of this exhibit.

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Pharmaceutical Product Development, Inc. and Subsidiaries

Wilmington, North Carolina

We have audited the accompanying consolidated balance sheets of Pharmaceutical Product Development, Inc. and subsidiaries (the “Company”) as of December 31, 2009 and 2008, and the related consolidated statements of income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2009. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Pharmaceutical Product Development, Inc. and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2010 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Charlotte, North Carolina

February 26, 2010

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

FOR THE YEARS ENDED DECEMBER 31, 2007, 2008 AND 2009

(in thousands, except per share data)

	2007	2008	2009
Net revenue:
Development	$1,275,399	$1,415,829	$1,309,454
Discovery Sciences	442	18,423	6,313
Reimbursed out-of-pockets	119,087	117,132	101,003

Total net revenue	1,394,928	1,551,384	1,416,770

Direct costs:
Development	641,902	689,424	630,122
Discovery Sciences	501	614	630
Reimbursable out-of-pocket expenses	119,087	117,132	101,003

Total direct costs	761,490	807,170	731,755

Research and development expenses	17,113	7,621	23,630
Selling, general and administrative expenses	332,640	393,439	390,229
Depreciation and amortization	53,923	59,150	64,013
Restructuring costs	—	—	3,892
Impairment of intangible asset	—	1,607	10,361

Total operating expenses	1,165,166	1,268,987	1,223,880

Operating income	229,762	282,397	192,890
Interest income, net:
Interest income	18,330	16,660	5,187
Interest expense	(318)	(537)	(676)

Interest income, net	18,012	16,123	4,511

Impairment of investments, net of recoveries	(690)	(17,741)	(2,076)
Loss from equity method investment	—	—	(1,278)
Other income (expense), net	662	(1,362)	(964)

Income from continuing operations before provision for income taxes	247,746	279,417	193,083
Provision for income taxes	84,431	91,469	52,952

Income from continuing operations	163,315	187,948	140,131
Discontinued operations, net of provision for income taxes	86	(429)	19,164

Net income	$163,401	$187,519	$159,295

Income per common share from continuing operations:
Basic	$1.38	$1.58	$1.19

Diluted	$1.36	$1.56	$1.18

Basic and diluted income per common share from discontinued operations	$—	$—	$0.16

Net income per common share:
Basic	$1.38	$1.58	$1.35

Diluted	$1.36	$1.56	$1.34

Dividends declared per common share	$0.19	$0.43	$0.58

Weighted-average number of common shares outstanding:
Basic	118,459	118,792	118,007
Dilutive effect of stock options and restricted stock	1,494	1,305	762

Diluted	119,953	120,097	118,769

The accompanying notes are an integral part of these consolidated financial statements.

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2008 AND 2009

(in thousands, except share data)

	2008	2009
Assets
Current assets:
Cash and cash equivalents	$491,755	$408,903
Short-term investments	27,064	144,645
Accounts receivable and unbilled services, net	401,303	429,670
Income tax receivable	922	16,887
Investigator advances	16,901	13,980
Prepaid expenses	19,977	24,458
Deferred tax assets	27,972	26,068
Cash held in escrow	—	12,415
Other current assets	33,316	55,115

Total current assets	1,019,210	1,132,141

Property and equipment, net	385,788	388,459
Goodwill	221,054	323,383
Long-term investments	89,618	88,558
Other investments	12,032	44,641
Intangible assets	5,761	24,315
Deferred tax assets	18,330	11,959
Other assets	2,635	16,747

Total assets	$1,754,428	$2,030,203

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$23,022	$34,005
Payables to investigators	39,370	54,428
Accrued income taxes	18,388	4,043
Other accrued expenses	178,926	200,720
Unearned income	246,649	297,844

Total current liabilities	506,355	591,040

Accrued income taxes	22,256	34,268
Accrued additional pension liability	12,355	15,434
Deferred rent	15,873	14,334
Other long-term liabilities	16,593	29,000

Total liabilities	573,432	684,076

Commitments and contingencies (Notes 3, 8 and 13)

Shareholders’ equity:
Common stock, $0.05 par value, 190,000,000 shares authorized; 117,631,151 and 118,256,209 shares issued and outstanding, respectively	5,881	5,913
Paid-in capital	544,891	576,069
Retained earnings	684,768	776,110
Accumulated other comprehensive loss	(54,544)	(11,965)

Total shareholders’ equity	1,180,996	1,346,127

Total liabilities and shareholders’ equity	$1,754,428	$2,030,203

The accompanying notes are an integral part of these consolidated financial statements.

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2007, 2008 AND 2009

(in thousands, except per share data)

	Common Shares	Par Value	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Total	Comprehensive Income

Balance January 1, 2007	117,624	$5,881	$449,173	$490,764	$7,082	$952,900
Net income				163,401		163,401	$163,401
Other comprehensive income (loss):
Translation adjustments					10,001	10,001	10,001
Minimum pension liability adjustment, net of tax of ($205)					526	526	526
Change in fair value on hedging transactions, net of tax of $368					(911)	(911)	(911)
Reclassification of hedging results included in direct costs, net of tax of $71					(184)	(184)	(184)
Unrealized loss on investments, net of tax of $669					(1,135)	(1,135)	(1,135)
Reclassification to net income of unrealized gain on investment, net of tax of $88					(161)	(161)	(161)

Comprehensive income							$171,537

Adjustment to initially apply new accounting standard				(5,550)		(5,550)
Stock compensation expense			21,418			21,418
Issuance of common shares under various stock compensation plans	1,471	74	27,624			27,698
Income tax benefits from exercise of stock options and disqualified dispositions of stock, net			4,683			4,683
Dividends ($0.19 per share)				(22,590)		(22,590)

Balance December 31, 2007	119,095	5,955	502,898	626,025	15,218	1,150,096
Net income				187,519		187,519	$187,519
Other comprehensive income (loss):
Translation adjustments					(34,849)	(34,849)	(34,849)
Minimum pension liability adjustment, net of tax of $1,883					(4,843)	(4,843)	(4,843)
Change in fair value on hedging transactions, net of tax of $7,391					(16,760)	(16,760)	(16,760)
Reclassification of hedging results included in direct costs, net of tax of ($2,146)					5,484	5,484	5,484
Unrealized loss on investments, net of tax of $10,245					(18,794)	(18,794)	(18,794)

Comprehensive income							$117,757

Adjustment to apply measurement date component of new accounting standard, net of tax of $36				(94)		(94)
Stock compensation expense			24,596			24,596
Issuance of common shares under various stock compensation plans	971	48	25,366			25,414
Income tax benefits from exercise of stock options and disqualified dispositions of stock, net			2,966			2,966
Repurchases of common stock	(2,435)	(122)	(10,935)	(78,245)		(89,302)
Dividends ($0.43 per share)				(50,437)		(50,437)

Balance December 31, 2008	117,631	5,881	544,891	684,768	(54,544)	1,180,996
Net income				159,295		159,295	$159,295
Other comprehensive income (loss):
Translation adjustments					20,313	20,313	20,313
Minimum pension liability adjustment, net of tax of $661					(1,700)	(1,700)	(1,700)
Change in fair value on hedging transactions, net of tax of $7,026					14,498	14,498	14,498
Reclassification of hedging results included in direct costs, net of tax of $957					3,426	3,426	3,426
Unrealized gain on investments, net of tax of $3,327					6,042	6,042	6,042

Comprehensive income							$201,874

Stock compensation expense			19,219			19,219
Issuance of common shares under various stock compensation plans	625	32	12,263			12,295
Income tax benefits from exercise of stock options and disqualified dispositions of stock, net			(304)			(304)
Dividends ($0.58 per share)				(67,953)		(67,953)

Balance December 31, 2009	118,256	$5,913	$576,069	$776,110	$(11,965)	$1,346,127

The accompanying notes are an integral part of these consolidated financial statements.

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2007, 2008 AND 2009

(in thousands)

	2007	2008	2009
Cash flows from operating activities:
Net income	$163,401	$187,519	$159,295
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	55,592	60,426	65,092
Impairments of investments, net of recoveries	690	17,741	2,076
Impairment of intangible	—	1,607	10,361
Stock compensation expense	21,418	24,596	19,219
Provision for doubtful accounts	2,181	9,471	3,386
Gain on sale of business	—	—	(21,460)
Provision for deferred income taxes	487	1,667	4,095
Other	32	(685)	(484)
Change in operating assets and liabilities, net of acquisitions:
Accounts receivable and unbilled services, net	(69,739)	38,977	(12,246)
Prepaid expenses and investigator advances	(11,450)	(5,293)	(9,378)
Accrued income taxes	10,276	(167)	(28,175)
Other assets	399	(435)	(1,424)
Accounts payable, other accrued expenses and deferred rent	29,129	(7,619)	6,384
Payables to investigators	14,946	(13,129)	12,204
Unearned income	9,381	65,801	44,053

Net cash provided by operating activities	226,743	380,477	252,998

Cash flows from investing activities:
Purchases of property and equipment	(94,951)	(66,884)	(54,677)
Proceeds from sale of property and equipment	1,599	190	463
Net proceeds from sale of business	—	—	40,267
Purchase of intangibles	—	(1,500)	(500)
Purchases of investments	(549,967)	(198,216)	(148,734)
Maturities and sales of investments	473,270	376,390	41,060
Net cash paid for acquisitions	—	(32,208)	(119,918)
Changes in restricted cash	—	—	(21,975)
Purchases of other investments	(2,837)	(4,068)	(36,325)
Proceeds from sale of other investments	979	1,920	1,179

Net cash (used in) provided by investing activities	(171,907)	75,624	(299,160)

Cash flows from financing activities:
Proceeds from revolving credit facility	24,986	—	—
Repayment of revolving credit facility	(24,986)	—	—
Repayment of construction loan	(74,833)	—	—
Repayment of capital lease obligations	(325)	—	—
Repurchases of common stock	—	(89,302)	—
Proceeds from exercise of stock options and employee stock purchase plan	27,905	25,414	12,295
Income tax benefit from exercise of stock options and disqualifying dispositions of stock	4,887	3,224	247
Cash dividends paid	(22,578)	(50,441)	(67,931)

Net cash used in financing activities	(64,944)	(111,105)	(55,389)

Effect of exchange rate changes on cash and cash equivalents	1,740	(24,668)	18,699

Net (decrease) increase in cash and cash equivalents	(8,368)	320,328	(82,852)
Cash and cash equivalents, beginning of the year	179,795	171,427	491,755

Cash and cash equivalents, end of the year	$171,427	$491,755	$408,903

The accompanying notes are an integral part of these consolidated financial statements

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2007, 2008 AND 2009

(dollars in tables in thousands, except per share data)

1.	Summary of Operations and Significant Accounting Policies:

Nature of business

Pharmaceutical Product Development, Inc. together with its subsidiaries (collectively the “Company”) provides a broad range of research and development and consulting services through its Development and Discovery Sciences segments. In the Development segment, the Company provides a broad range of development services, which include preclinical programs and Phase I to IV clinical development services, as well as bioanalytical product testing and clinical laboratory services. In addition, for marketed drugs, biologics and devices, the Company offers support such as product launch services, medical information, patient compliance programs, patient and disease registry programs, product safety and pharmacovigilance, Phase IV monitored studies and prescription-to-over-the-counter programs. Discovery Sciences services include compound development and commercialization collaborations. The Company sold both its preclinical evaluators of anti-cancer therapies and biomarker discovery business units during 2009. The Company has also announced plans to spin-off the compound development and commercialization collaboration business in 2010. The Company provides services to clients and partners in the pharmaceutical, biotechnology and medical device industries and to academic and government organizations. The Company markets its Development services primarily in the United States and Europe. The Company’s Discovery Sciences revenues have all been generated in the United States.

Principles of consolidation

The accompanying consolidated financial statements include the accounts and results of operations of the Company. All intercompany balances and transactions have been eliminated in consolidation.

Recent accounting pronouncements

In December 2007, the Financial Accounting Standards Board, or FASB, issued revised guidance on the accounting for business combinations. The revised guidance expands the definitions of a business and a business combination and requires that: the purchase price of an acquisition, including the issuance of equity securities to be determined on the acquisition date, be recorded at fair value at the acquisition date; all assets, liabilities, contingent consideration, contingencies and in-process research and development costs of an acquired business be recorded at fair value at the acquisition date; acquisition costs generally be expensed as incurred; restructuring costs generally be expensed in periods subsequent to the acquisition date; and changes be made in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period to impact income tax expense. In April 2009, the FASB issued additional guidance on the accounting for business combinations which requires an acquirer to recognize at fair value an asset acquired or a liability assumed in a business combination that arises from a contingency if its acquisition-date fair value can be determined during the measurement period. If the acquisition-date fair value cannot be determined, the acquirer applies the recognition criteria in the accounting for contingencies guidance to determine whether the contingency should be recognized as of the acquisition date or thereafter. This revised guidance applies to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Except for the accounting for in-process research and development discussed in Note 6 and the disallowance of capitalization of acquisition costs, this pronouncement did not have a material impact on reporting of acquisitions in the financial statements.

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2007, 2008 AND 2009

(dollars in tables in thousands, except per share data)

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

In connection with the management of clinical trials, the Company pays, on behalf of its clients, fees to investigators and test subjects as well as other out-of-pocket costs for items such as travel, printing, meetings and couriers. The Company’s clients reimburse the Company for these costs. Amounts paid by the Company as a principal for out-of-pocket costs are included in direct costs as reimbursable out-of-pocket expenses, and the reimbursements the Company receives as a principal are reported as reimbursed out-of-pocket revenue. In the statements of income, the Company combines amounts paid by the Company as an agent for out-of-pocket costs with the corresponding reimbursements, or revenue, the Company receives as an agent. During the years ended December 31, 2007, 2008 and 2009, fees paid to investigators and other fees the Company paid as an agent and the associated reimbursements were approximately $356.8 million, $319.0 million and $330.4 million, respectively.

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

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2007, 2008 AND 2009

(dollars in tables in thousands, except per share data)

1.	Summary of Operations and Significant Accounting Policies (continued):

Revenue recognition (continued)

The Discovery Sciences segment generates revenue in the form of upfront payments, development and regulatory milestone payments, royalties and sales-based milestone payments in connection with the out-licensing of compounds. All future milestones and royalties will depend on the future success of the Company’s collaborators in developing and commercializing the compound. Upfront payments are generally paid within a short period of time following the execution of an out-license and collaboration agreement. Milestone payments are typically one-time payments to the Company triggered by the collaborator’s achievement of specified development and regulatory submission or approval. Royalties are payments received by the Company based on net product sales of a collaboration. Sales-based milestone payments are typically one-time payments to the Company triggered when the aggregate net sales of product by a collaborator for a specified period (for example, an annual period) reach an agreed upon threshold amount. The Company recognizes these payments from our collaborators when the event which triggers the obligation of payment has occurred, there are no further obligations on our part in connection with the payment, and collection is reasonably assured.

Cash and cash equivalents

Cash and cash equivalents consist of unrestricted cash accounts that are not subject to withdrawal restrictions or penalties, and all highly liquid investments that have a maturity of three months or less at the date of purchase.

Supplemental cash flow information consisted of the following:

	Year Ended December 31,
	2007	2008	2009
Cash paid for interest, net of amounts capitalized	$120	$176	$189

Cash paid for income taxes, net of refunds	$65,902	$84,230	$75,968

Increase (decrease) in accrued property and equipment purchases	$(7,436)	$5,545	$5,161

See Note 2 for non-cash investing and financing activities related to the acquisitions that occurred in 2009.

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

Inventory

The Company values inventories, which consist principally of laboratory supplies, at the lower of cost (first-in, first-out method) or market. As of December 31, 2008 and 2009, other current assets included inventories totaling $2.8 million and $4.1 million, respectively.

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2007, 2008 AND 2009

(dollars in tables in thousands, except per share data)

1.	Summary of Operations and Significant Accounting Policies (continued):

Property and equipment

The Company records property and equipment at cost less accumulated depreciation. The Company records depreciation using the straight-line method, based on the following estimated useful lives:

Buildings	20-40 years
Furniture and equipment	5-10 years
Computer equipment and software	2-5 years
Aircraft	30 years

The Company depreciates leasehold improvements over the shorter of the respective lives of the leases or the useful lives of the improvements. The Company depreciates property under capital leases over the term of the lease or the service life, whichever is shorter.

Internal use software

The Company accounts for internal use software in accordance with the provisions of accounting standards, which require certain direct costs and interest costs incurred during the application stage of development to be capitalized and amortized over the useful life of the software.

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

Goodwill

The Company assigns to goodwill the excess of the purchase price of a business acquired over the fair value of net tangible assets, identifiable intangible assets and acquired in-process research and development costs at the date of the acquisition. The Company evaluates goodwill for impairment on an annual basis at October 1 or more frequently if events or changes in circumstances indicate that goodwill might be impaired. Any impairment could have a material adverse effect on the Company’s financial condition and results of operations.

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2007, 2008 AND 2009

(dollars in tables in thousands, except per share data)

1.	Summary of Operations and Significant Accounting Policies (continued):

Acquired In-Process Research and Development (IPR&D)

Acquired IPR&D represents the fair value assigned to research and development programs that the Company acquires that have not been completed at the date of acquisition and have no future alternative use. The value assigned to acquired IPR&D is determined by estimating the costs to develop the acquired technology into commercially viable products, estimating the resulting net cash flows from the projects, and discounting the net cash flows to present value. Additionally, Company’s estimates take into account the relevant market size and growth factors, expected trends in technology, and the nature and expected timing of new product introductions by the Company and its competitors. The resulting net cash flows from such programs are based on management’s estimates of cost of sales, operating expenses, and income taxes from such programs. The rates utilized to discount the net cash flows to their present value are commensurate with the stage of development of the program and uncertainties in the economic estimates used in the projections described above. Acquired IPR&D assets are amortized once the related project has been successfully developed and regulatory approval for a product launch obtained, over their estimated useful lives. In 2009, the Company recorded a $10.4 million impairment of intangible asset for IPR&D acquired in relation to the acquisition of Magen. See Note 6 for additional information on this impairment.

Realizability of carrying value of long-lived assets

The Company reviews the recoverability of long-lived and finite-lived intangible assets when circumstances indicate that the carrying amount of assets might not be recoverable. This evaluation is based on various analyses, including undiscounted cash flow projections. In the event undiscounted cash flow projections indicate impairment, the Company would record an impairment based on the fair value of the assets at the date of the impairment. In 2008, the Company recorded a $1.6 million impairment of intangible asset for the unamortized value of our royalty interest in the antifungal products of Accentia.

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

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2007, 2008 AND 2009

(dollars in tables in thousands, except per share data)

1.	Summary of Operations and Significant Accounting Policies (continued):

Other investments (continued)

The Company also has investments in privately held entities in the form of equity and convertible debt instruments that are not publicly traded and for which fair values are not readily determinable. The Company records these investments based on its percentage ownership and its ability to exert significant influence over, but not control of, the investee. Under the equity method of accounting, investments are stated at initial cost and are adjusted for subsequent additional investments and our proportionate shares of earnings or losses and distributions. The Company records its share of the investee’s earnings or losses in earnings (losses) from equity method investment, net of income taxes in the consolidated statements of income. The Company evaluates its equity method investment for impairment when events or changes in circumstances indicate, in its judgment, that the carrying value of such investment might have experienced an other-than-temporary decline in value. When evidence of loss in value has occurred, the Company compares the estimated fair value of the investment to the carrying value of the investment to determine whether an impairment has occurred. If the estimated fair value is less than the carrying value and the Company considers the decline in value to be other-than-temporary, the excess of the carrying value over the estimated fair value is recognized in the financial statements as an impairment. Under the cost basis, the Company determines realized and unrealized losses on a specific identification basis. The Company assesses the net realizable value of these entities on a quarterly basis to determine if there has been a decline in the estimated fair value of these entities below cost basis, and if so, if the decline is other-than-temporary. This quarterly review includes an evaluation of the entity, including, among other things, the market condition of its overall industry, historical and projected financial performance, expected cash needs and recent funding events, as well as the Company’s expected holding period and the length of time and the extent to which the estimated fair value of the investment has been less than cost. Upon realization or recognition of an other-than-temporary decline in the value of an investment, the Company records an impairment in that investment.

Fair value

The Company adopted the provisions of the required accounting standards related to fair value effective January 1, 2008 and January 1, 2009. These accounting standards define fair value, establish a consistent framework for measuring fair value and expand the disclosure requirements about fair value measurements.

These accounting standards also establish a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are inputs that market participants would use in pricing the asset or liability developed based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s assumptions about the assumptions market participants would use in pricing the asset or liability based on the best information available in the circumstances. The hierarchy is broken down into three levels based on the inputs as follows:

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

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2007, 2008 AND 2009

(dollars in tables in thousands, except per share data)

1.	Summary of Operations and Significant Accounting Policies (continued):

Fair value (continued)

These accounting standards define fair value as the price that would be received to sell an asset or paid to transfer a liability, or the exit price, in an orderly transaction between market participants at the measurement date. Therefore, even when market assumptions are not readily available the Company’s own assumptions are set to reflect those that market participants would use in pricing the asset or liability at the measurement date. Many financial instruments have bid and ask prices that can be observed in the marketplace. Bid prices reflect the highest price that buyers are willing to pay for an asset. Ask prices represent the lowest price that sellers are willing to accept for an asset. For financial instruments whose inputs are based on bid-ask prices, the Company’s policy is to set fair value at the average of the bid and ask prices.

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

Investments and cash equivalents - Where quoted prices are available in an active market, securities are classified in Level 1 of the valuation hierarchy. Level 1 securities include highly liquid debt obligations for which there are quoted prices in active markets, money market funds that trade daily based on net asset values or quoted prices in active markets, and exchange-traded equities. If quoted market prices are not available for the specific security, then the Company estimates fair values by using pricing models or quoted prices of securities with similar characteristics. Examples of such instruments are commercial paper, municipal debt obligations (including auction rate securities, variable rate demand notes and fixed maturity obligations), which would generally be classified within Level 2 of the valuation hierarchy. In certain cases where there is limited activity or less transparency around inputs to the valuation, the Company classifies securities within Level 3 of the valuation hierarchy. The Company has classified their entire balance of auction rate securities as Level 3.

Unbilled services and unearned income

In general, prerequisites for billings are established by contractual provisions, including predetermined payment schedules, the achievement of contract milestones or submission of appropriate billing detail. Unbilled services represent revenue recognized to date for which amounts are currently unbillable to the customer pursuant to contractual terms. Conversely, the Company records unearned income for amounts billed to customers for which revenue has not been recognized at the balance sheet date.

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2007, 2008 AND 2009

(dollars in tables in thousands, except per share data)

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

Concentration of credit risk

Accounting standards require disclosure of information about financial instruments with off-balance-sheet risk and financial instruments with concentrations of credit risk. Financial instruments that subject the Company to concentrations of credit risk consist principally of accounts receivable and unbilled services, cash equivalents and short-term investments.

The Company’s clients are primarily pharmaceutical and biotechnology companies and academic and government organizations. No single client accounted for more than 10% of the Company’s net revenue in 2007, 2008 or 2009. Concentrations of credit risk with respect to accounts receivable and unbilled services, net are limited to a degree due to the large number of Company clients. No single client accounted for more than 10% of the Company’s accounts receivable and unbilled services, net balance at December 31, 2008 or 2009. The Company performs ongoing credit evaluations of clients’ financial condition and, generally, does not require collateral. The Company maintains allowances for potential credit losses.

As of December 31, 2009, the Company’s cash equivalents consist principally of cash and U.S. Treasury money market funds. Bank deposits exceed the FDIC insurance limit. Based on the nature of the financial instruments and/or historical realization of these financial instruments, the Company believes they bear minimal credit risk. At December 31, 2009, short-term investments were generally municipal debt securities, U.S. Treasury securities and corporate FDIC insured debt securities. At December 31, 2009, long-term investments consisted of auction rate securities.

Comprehensive income (loss)

The Company has elected to present comprehensive income (loss) and its components in the statements of shareholders’ equity. The components of comprehensive income (loss) are net income and all other non-owner changes in equity.

The balances in accumulated other comprehensive income (loss) were as follows:

	December 31,
	2008	2009
Translation adjustment	$(10,362)	$9,951
Pension liability, net of tax benefit of $4,683 and $5,876	(12,078)	(13,778)
Fair value of hedging transactions, net of tax benefit (expense) of $5,092 and ($2,792)	(12,371)	5,554
Net unrealized loss on investments, net of tax benefit of $10,761 and $7,434	(19,733)	(13,692)

Total	$(54,544)	$(11,965)

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2007, 2008 AND 2009

(dollars in tables in thousands, except per share data)

1.	Summary of Operations and Significant Accounting Policies (continued):

Foreign currency translations and transactions

The Company translates assets and liabilities of foreign operations, where the functional currency is the local currency, into U.S. dollars at the rate of exchange at each reporting date. The Company translates income and expenses at the average rates of exchange prevailing during the month in which a transaction occurs. Gains or losses from translating foreign currency financial statements are recorded in other comprehensive income. The increase or decrease in cumulative translation adjustment included in other comprehensive income for the years ended December 31, 2007, 2008 and 2009 totaled $10.0 million, ($34.8) million and $20.3 million, respectively. Foreign currency transaction gains and losses are included in other income, net. Foreign currency transaction gains during 2007, 2008 and 2009 were $6.2 million, $41.1 million and $24.8 million, respectively. Foreign currency transaction losses during 2007, 2008 and 2009 were $6.4 million, $44.8 million and $27.8 million, respectively.

Earnings per share

The Company computes basic income per share information based on the weighted-average number of common shares outstanding during the year. The Company computes diluted income per share information based on the weighted-average number of common shares outstanding during the year plus the effects of any dilutive common stock equivalents. The Company excluded 244,257 shares, 1,403,982 shares and 661,809 shares from the calculation of earnings per diluted share during 2007, 2008 and 2009, respectively, because they were antidilutive.

Pension plans

During 2006, the FASB amended accounting standards related to accounting for defined benefit pension and other postretirement plans. This amendment required employers to measure the funded status of a plan as of the date of its year-end statement of financial position. The Company used a measurement date of November 30 until 2008, at which time it was required to change the measurement date to December 31. The change in measurement date required a one-time adjustment of $0.1 million during 2008 to accumulated other comprehensive income for the year ended December 31, 2008.

The market-related value of plan assets is the asset value used in the calculation of pension expense. The market value of the plan assets is based on the net asset value reported by the investment fund trustee, based on the market prices of the underlying securities. This value is binding for purposes of liquidation requests.

Share-based compensation

The Company measures share-based compensation cost at grant date, based on the fair value of the award, and recognizes it as expense over the employee’s requisite service period.

Advertising costs

The Company charges advertising costs to operations as incurred. Advertising costs were approximately $1.8 million, $2.0 million and $2.7 million for the years ended December 31, 2007, 2008 and 2009, respectively.

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2007, 2008 AND 2009

(dollars in tables in thousands, except per share data)

1.	Summary of Operations and Significant Accounting Policies (continued):

Research and development costs

Research and development costs consist primarily of costs associated with preclinical studies and the clinical trials of the Company’s product candidates, development materials, patent costs, labor and related benefit charges associated with personnel performing research and development work, supplies associated with this work, consulting services, and an allocation of facility and information technology costs. The Company charges research and development costs to operations as incurred, and discloses them on the consolidated statements of income. These costs include clinical research services, pre-clinical testing and clinical drug manufacturing provided by third parties, the direct costs of the Company personnel managing the programs and upfront and milestone payments to the Company’s collaborators. All research and development costs for the Company’s drug candidates and external collaborations are expensed as incurred.

Other income (expense), net

Other income (expense), net is recorded in the statement of income as non-operating income. Other income (expense), net for the years ended December 31, 2007, 2008 and 2009 totaled $0.7 million, ($1.4) million and ($1.0) million, respectively. Other income during 2007, 2008 and 2009 was $1.9 million, $3.5 million and $3.0 million, respectively. Other expense during 2007, 2008 and 2009 was ($1.2) million, ($4.9) million and ($4.0) million, respectively.

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

Restructuring

In July 2009, the Company reduced its Development segment workforce in North America by approximately 270 employees due to the lower demand for its services. In the third quarter of 2009, the Company accrued and paid restructuring costs associated with this reduction in its workforce of $3.9 million.

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2007, 2008 AND 2009

(dollars in tables in thousands, except per share data)

2.	Acquisitions and Dispositions:

Acquisitions

In October 2008, the Company completed its acquisition of InnoPharm, an independent contract research organization, for total consideration of $9.0 million. The Company paid $7.3 million at closing and is obligated to pay an additional $1.7 million, less any indemnification claims, in October 2010, which is recorded as a component of other accrued expenses as of December 31, 2009. The Company believes the acquisition of InnoPharm strengthens its presence in Eastern Europe by adding offices in Russia and Ukraine and allows for continued growth in this region while enhancing its ability to conduct global studies for clients. This acquisition is included in the Company’s Development segment.

In December 2008, the Company entered into a strategic collaboration with Merck & Co., Inc., involving vaccine testing and assay development. Under the agreements, the Company purchased Merck’s 130,000 square-foot vaccine testing laboratory and related equipment, for total consideration of $25.2 million. As part of the collaboration, the Company will provide Merck with assay development and immunogenicity testing services to support Merck’s vaccine portfolio over a period of five years. The acquisition of Merck’s vaccine testing facility significantly expands the Company’s overall global central laboratory business, adding vaccine and biologic testing, assay development and sample storage capabilities to its current suite of laboratory services. This acquisition is included in the Company’s Development segment.

On April 2, 2009, the Company acquired 100 percent of the outstanding equity interests of Magen BioSciences, Inc., a biotechnology company focused on the development of dermatologic therapies, for total consideration of $14.9 million. Of this amount, the Company paid $13.1 million in connection with the closing and is obligated to pay the remaining $1.8 million, less any indemnification claims, in the second quarter of 2010, which is recorded as a component of other accrued expenses as of December 31, 2009. Through the acquisition, the Company expanded its compound partnering program into dermatology and gained screening capability for dermatologic compounds. This acquisition is included in the Company’s Discovery Sciences segment, and is intended to be a part of the compound partnering spin-off.

On April 21, 2009, the Company acquired 100 percent of outstanding equity interests of AbC.R.O., Inc., a contract research organization operating in Central and Eastern Europe, for total consideration of $40.0 million. Of this amount, the Company paid $36.4 million and is obligated to pay the remaining $3.6 million in the second quarter of 2011, which is recorded as a component of other long-term liabilities as of December 31, 2009. The remaining $3.6 million is being held in escrow. Through the acquisition, the Company is expanding its infrastructure in this region for clinical research by adding offices in Romania, Bulgaria, Serbia and Croatia, as well as strengthening its operations in other countries in the region. This acquisition is included in the Company’s Development segment. The fair value of the financial assets acquired includes accounts receivable of $3.9 million and unbilled receivables of $2.4 million.

On November 6, 2009, the Company acquired 100 percent of the outstanding equity interests of Excel PharmaStudies, Inc., a contract research organization operating in China. Total consideration will be calculated on the final 2009 services revenue for the entity. The Company has estimated the total purchase price to be $21.7 million. Of this amount, the Company paid $15.7 million at closing and of the remaining $6.0 million, is obligated to pay $2.2 million in 2010, which is recorded as a component of other accrued expenses, and $3.8 million in the second quarter of 2011, which is recorded as a component of other long-term liabilities as of December 31, 2009. The Company has $4.5 million that is being held in escrow. Through the acquisition, the Company is expanding its operations in China and believes it should improve its ability to offer various services. This acquisition is included in the Company’s Development segment. The fair value of the financial assets acquired includes accounts receivable of $1.6 million, which is expected to be collected in the normal course of business.

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2007, 2008 AND 2009

(dollars in tables in thousands, except per share data)

2.	Acquisitions and Dispositions (continued):

Acquisitions (continued)

On November 30, 2009, the Company acquired 100 percent of the outstanding equity interests of BioDuro LLC, a drug discovery services company focused on integrated drug discovery programs and services in China, for total consideration of $78.5 million. Of this amount, the Company paid $61.4 million at closing and of the remaining $17.1 million, is obligated to pay $15.0 million in 2010, which is recorded as a component of other accrued expenses and $2.1 million in 2011 and 2012, which is recorded as a component of other long-term liabilities, respectively, as of December 31, 2009. The Company has $12.0 million that is being held in escrow. Through the acquisition, the Company is expanding its drug development capabilities within the region. This acquisition is included in the Company’s Development segment. The fair value of the financial assets acquired includes accounts receivables, net of $3.2 million and unbilled receivables of $1.6 million, which are expected to be collected in the normal course of business.

Acquisition costs related to Magen, AbC.R.O., Excel and BioDuro were not significant and are included in selling, general and administrative costs in the consolidated statements of income.

The Company is holding in escrow $21.9 million related to payments to be made for the Magen, AbC.R.O., Excel and BioDuro acquisitions, of which $12.4 million is cash held in escrow and $9.6 million is a component of other assets. These escrows secure the standard indemnification provisions of the purchase agreements relating to representations such as undisclosed liabilities and the accuracy of the working capital calculations. These balances are classified as current or long-term based on the expected date of the release of the funds to the seller.

The Company accounted for these acquisitions under the purchase method of accounting, using appropriate fair value techniques. Accordingly, the Company allocated the total purchase price for these acquisitions to the estimated fair value of assets acquired and liabilities assumed, which are set forth in the following table:

	Innopharm	Vaccine Lab	AbC.R.O.	Magen	Excel	BioDuro
Current assets	$400	$—	$9,935	$3,625	$4,145	$7,122
Property and equipment	662	21,666	1,025	609	531	6,251
Other long-term assets	—	—	90	—	—	1,298
Current liabilities	(564)	(255)	(4,780)	(1,246)	(3,266)	(5,497)
Long-term liabilities	—	—	—	—	—	(2,551)
Value of identifiable intangible assets:
Backlog and customer relationships	308	3,200	7,920	—	3,112	9,810
In-process research and development	—	—	—	10,361	—	—
Goodwill	8,194	584	25,843	1,517	17,222	62,023

Total	$9,000	$25,195	$40,033	$14,866	$21,744	$78,456

Pro forma results of operations prior to the dates of acquisition have not been presented because the financial results are immaterial.

The Company expects to be able to deduct the goodwill related to the Innopharm and Vaccine Lab acquisitions for tax purposes, but not that of Magen, AbC.R.O., Excel or BioDuro.

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2007, 2008 AND 2009

(dollars in tables in thousands, except per share data)

2.	Acquisitions and Dispositions (continued):

Dispositions

In May 2009, the Company completed its disposition of substantially all of the assets of its wholly owned subsidiary Piedmont Research Center, LLC for total consideration of $46.0 million. The purchaser has an indemnification holdback of $3.4 million which the Company has included as a component of other current assets. The Company should receive this in the second quarter of 2010. Piedmont Research Center provided preclinical research and evaluation of anticancer agents and therapies and was included in the Company’s Discovery Sciences segment.

In December 2009, the Company completed its disposition of its wholly owned subsidiary PPD Biomarker Discovery Sciences, LLC for total consideration of $0.1 million and the right to receive a percentage of future revenues received by the purchaser from specified contracts. Contingent consideration will be recognized when and if received in the future. PPD Biomarker Discovery Sciences provided biomarker discovery services and participant sample analysis and was included in the Company’s Discovery Sciences segment.

Due to the unique service offerings of these subsidiaries, the Company determined these business units were no longer a long-term strategic fit and elected to sell them.

The results of Piedmont Research Center and PPD Biomarker Discovery Sciences are reported as discontinued operations within the consolidated condensed statements of income as set forth in the following table:

	Twelve Months Ended December 31,
	2007	2008	2009
Net revenue	$19,537	$18,517	$7,058
Income (loss) from discontinued operations	207	(578)	(4,062)
Net gain on sale of businesses before provision for income taxes	—	—	26,707
Provision for income taxes	(121)	149	(3,481)
Discontinued operations, net of provision for income taxes	86	(429)	19,164

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2007, 2008 AND 2009

(dollars in tables in thousands, except per share data)

3.	Cash and Cash Equivalents, Short-term Investments, Long-term Investments and Other Investments:

Cash and cash equivalents, short-term investments, long-term investments and other investments were composed of the following as of the dates set forth below:

	Cash and Cash Equivalents	Short-term Investments	Long-term Investments	Other Investments	Unrealized Gains	Unrealized Losses
As of December 31, 2008
Cash	$188,632
Time deposits	4,191	$10,000
Money market funds	298,932
Auction rate securities			$89,618			$30,457
Municipal debt securities		17,064			$79	117

Cost basis investments:
Bay City Capital Funds				$7,504
A.M. Pappas Funds				2,620
Other investments				1,908

Total	$491,755	$27,064	$89,618	$12,032	$79	$30,574

As of December 31, 2009
Cash	$228,482
Money market funds	180,421
Auction rate securities			$88,558			$21,317
Municipal debt securities		$36,000			$153	36
Corporate debt securities – FDIC insured		12,713			48	3
Treasury securities		95,932			36	7

Equity method investment:
Celtic Therapeutics Holdings, L.P.				$31,426

Cost basis investments:
Bay City Capital Funds				9,181
A.M. Pappas Funds				3,593
Other investments				441

Total	$408,903	$144,645	$88,558	$44,641	$237	$21,363

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2007, 2008 AND 2009

(dollars in tables in thousands, except per share data)

3.	Cash and Cash Equivalents, Short-term Investments, Long-term Investments and Other Investments (continued):

Short-term and long-term investments

For the twelve months ended December 31, 2007, 2008 and 2009, the Company had the following gross realized gains and losses on investments:

	Twelve Months Ended December 31,
	2007	2008	2009
Gross realized gains on other investments	$—	$—	$1,179
Gross realized gains on municipal debt securities	—	694	—
Gross realized losses on other investments	—	(3,734)	(2,076)
Gross realized losses on municipal debt securities	—	(117)	—

In 2008, one of the investments in the Company’s short-term investment portfolio incurred a loss of $7.3 million. The Company elected to liquidate the balance of this investment during 2008 and was reimbursed by an investment fund manager for $3.6 million of its loss.

The Company held $89.6 million and $88.6 million, net of unrealized loss, in auction rate securities at December 31, 2008 and 2009, respectively. The Company’s portfolio of investments in auction rate securities consists principally of interests in government-guaranteed student loans, insured municipal debt obligations and municipal preferred auction rate securities. Even though the Company liquidated $10.2 million of its auction rate securities portfolio at par value in 2009, the Company classified its entire balance of auction rate securities as long-term assets at December 31, 2009 due to continuing uncertainties about the liquidity in the auction rate securities market. The Company also recorded an unrealized loss on these investments of $30.5 million and $21.3 million as of December 31, 2008 and 2009, respectively. The Company recorded this unrealized loss based on a Level 3 valuation, including assumptions about appropriate maturity periods of the instruments by utilizing a 5 to 7 year workout period based on industry expectations, market interest rates for comparable securities and the underlying credit-worthiness of the issuers. The Company concluded that this impairment was temporary because of its ability and intent to hold the auction rate securities until the fair value recovers. The Company will continue to seek to liquidate these investments at par value and will review the classification and valuation of these securities on a quarterly basis.

The estimated fair value of short-term and long-term investment securities at December 31, 2009, by contractual maturity, was as follows:

Due in 1 year or less	$100,672
Due in 1-5 years	43,148
Due in 5-10 years	—
Due after 10 years	89,383

$233,203

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2007, 2008 AND 2009

(dollars in tables in thousands, except per share data)

3.	Cash and Cash Equivalents, Short-term Investments, Long-term Investments and Other Investments (continued):

Equity Method Investment

In October 2009, the Company committed to invest up to $102.7 million in Celtic Therapeutics Holdings, L.P., or Celtic. Celtic is an investment partnership organized for the purpose of identifying, acquiring and investing in a diversified portfolio of novel therapeutic product candidates, with a focus on mid-stage compounds that have progressed through human proof of concept studies that are targeted to address unmet medical needs. As of December 31, 2009, the Company had invested a total of $32.7 million of the aggregate commitment and had an investment balance of $31.4 million after taking into account a $1.3 million loss, our percentage of Celtic’s losses in the fourth quarter. The Company expects to invest the remainder of our commitment over a period of four years following the completion of Celtic’s funding.

Other Investments

The Company has long-term investments in marketable and cost basis investments as of December 31, 2008 and 2009. During the twelve months ended December 31, 2009, the Company recorded a charge to earnings of $0.7 million related to an other-than-temporary decline in several of its cost-method investments.

During the twelve months ended December 31, 2008, the Company recorded a charge to earnings of $14.0 million for an other-than-temporary decline in the fair market value of its marketable investment in Accentia Biopharmaceuticals, Inc. The write-down was based on a decrease in the publicly quoted market price. In March 2008, Accentia achieved less than favorable results from its Phase III clinical trial for SinuNase, as discussed in Note 6. Accentia filed for bankruptcy in November 2008. As of December 31, 2008, the Company had completely written off its investment in Accentia. During the twelve months ended December 31, 2009, the Company sold all of its shares of stock in Accentia at various prices for total proceeds of $1.2 million, resulting in a realized gain in the same amount.

In November 2008, the Company invested a total of $1.2 million in Accelerator III Corporation and its incubator companies. The Company has committed to invest a total of up to $4.6 million. Aggregate investments through December 31, 2009 were $1.8 million. The Company owns approximately 19.9% of Accelerator III and its ownership in incubator companies will vary, but should not exceed 19.9%. In December 2009, the Company realized an other-than-temporary loss of $1.4 million related to Accelerator III and its incubator companies. The write-down was based on the financial performance of the companies. At December 31, 2009, the investment balance was $0.4 million.

The Company is a limited partner in several venture capital funds established for the purpose of investing in life sciences and healthcare companies. These funds require the Company to commit to make investments in the funds over a period of time. Although the funding commitment has expired for new investments for A.M. Pappas Life Science Ventures, III, L.P., the Company is still required to fund additional investments in existing fund investments and the ongoing operation of the fund. These funds are accounted for as cost basis investments and the Company determines realized and unrealized losses on a specific identification method.

The Company’s capital commitments in these funds at December 31, 2009 are as follows:

Fund	Ownership	Total Capital Commitment	Remaining Commitment	Commitment Expiration
Bay City Capital Fund IV, L.P.	2.9%	$10,000	$2,740	September 2010
Bay City Capital Fund V, L.P.	2.0%	10,000	8,054	October 2012
A.M. Pappas Life Science Ventures III, L.P.	4.7%	4,750	1,259	December 2009
A.M. Pappas Life Science Ventures IV, L.P.	3.0%	2,935	2,436	February 2014

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2007, 2008 AND 2009

(dollars in tables in thousands, except per share data)

3.	Cash and Cash Equivalents, Short-term Investments, Long-term Investments and Other Investments (continued):

Other Investments (continued)

In June 2002, the Company purchased approximately 0.7 million units of BioDelivery Sciences International, Inc. Each unit consisted of one share of common stock and one warrant for common stock. In June 2007, the Company sold all of its outstanding warrants at various prices for total proceeds of $0.1 million, resulting in a loss of $0.2 million and 125,924 shares of common stock for total proceeds of $0.5 million, resulting in a gain of $0.2 million. In September 2008, the Company sold the remaining 564,076 common shares at various prices for total proceeds of $1.9 million, resulting in a gain of $0.5 million.

4.	Accounts Receivable and Unbilled Services:

Accounts receivable and unbilled services consisted of the following amounts on the dates set forth below:

	December 31,
	2008	2009
Billed	$257,386	$273,994
Unbilled	154,588	161,600
Allowance for doubtful accounts	(10,671)	(5,924)

Total accounts receivable and unbilled services, net	$401,303	$429,670

The Company derived 29.0% and 38.9% of its accounts receivable and unbilled services from operations outside the United States as of December 31, 2008 and 2009, respectively. Of these amounts, the Company derived 56.5% and 63.1% from operations in the United Kingdom as of December 31, 2008 and 2009, respectively.

Change in provision for doubtful accounts consisted of the following:

	Year Ended December 31,
	2007	2008	2009
Balance at beginning of year	$6,447	$7,064	$10,671
Additions charged to costs and expenses	2,181	9,471	3,386
Invoice write-offs	(1,564)	(5,864)	(8,133)

Balance at end of year	$7,064	$10,671	$5,924

5.	Property and Equipment:

Property and equipment, stated at cost, consisted of the following amounts on the dates set forth below:

	December 31,
	2008	2009
Land	$8,197	$8,299
Buildings and leasehold improvements	248,582	259,186
Fixed assets not placed in service	19,514	24,086
Information technology systems under development	12,135	10,102
Furniture and equipment	209,474	222,649
Computer equipment and software	175,870	203,447

Total property and equipment	673,772	727,769
Less accumulated depreciation	(287,984)	(339,310)

Total property and equipment, net	$385,788	$388,459

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2007, 2008 AND 2009

(dollars in tables in thousands, except per share data)

5.	Property and Equipment (continued):

Fixed assets not placed in service as of December 31, 2009, included software licenses purchased from a third-party vendor with annual payment terms as follows:

June 1, 2010	$4,212
June 1, 2011	4,212
June 1, 2012	4,212

Total future remaining payments	$12,636
Present value discount	(541)

Present value of remaining payments	$12,095

The Company classified its liability related to these licenses as $4.2 million in other accrued expense and $7.9 million in other long-term liabilities on its consolidated balance sheet as of December 31, 2009.

6.	Goodwill and Intangible Assets:

Changes in the carrying amount of goodwill for the twelve months ended December 31, 2008 and 2009, by operating segment, were as follows:

	Development	Discovery Sciences	Total
Balance as of January 1, 2008	$162,004	$53,616	$215,620
Goodwill recorded during the period for acquisitions	8,449	—	8,449
Translation adjustments	(3,015)	—	(3,015)

Balance as of December 31, 2008	167,438	53,616	221,054
Goodwill recorded during the period for acquisitions	105,285	1,517	106,802
Goodwill written off related to sale of business unit	—	(8,487)	(8,487)
Translation adjustments	4,014	—	4,014

Balance as of December 31, 2009	$276,737	$46,646	$323,383

In May 2009, the Company completed its disposition of substantially all of the assets of Piedmont Research Center, LLC, resulting in the write-off of $8.5 million in goodwill. For further details, see Note 2.

During the twelve months ended December 31, 2009, the Company made various acquisitions, resulting in the recognition of $106.8 million in additional goodwill. For further details, see Note 2.

The Company’s intangible assets were composed of the following as of the dates set forth below:

	December 31, 2008			December 31, 2009
	Carrying Amount	Accumulated Amortization	Net	Carrying Amount	Accumulated Amortization	Net
Backlog and customer relationships	$4,116	$(355)	$3,761	$24,657	$(2,342)	$22,315
Other intangible asset	2,000	—	2,000	2,000	—	2,000

Total	$6,116	$(355)	$5,761	$26,657	$(2,342)	$24,315

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2007, 2008 AND 2009

(dollars in tables in thousands, except per share data)

6.	Goodwill and Intangible Assets (continued):

Intangible assets consist of backlog and customer relationships and an other intangible asset. The Company amortizes backlog and customer relationships on a straight-line basis, based on an estimated useful life of two to ten years. The weighted-average amortization period for remaining amortization is 6.2 years for backlog and customer relationships. The other intangible asset has an indefinite life, and therefore, the Company does not amortize this asset.

During the twelve months ended December 31, 2009, the Company purchased an other intangible asset for $2.0 million. During 2009, the Company also acquired in-process research and development of $10.4 million through the acquisition of Magen, which was related to the MAG-131 compound. At the time of acquisition, this program was in the pre-investigational new drug, or IND, application phase of research. The Company estimated that it would take approximately four to five years to complete research and development. The fair value of the in-process research and development was determined using the discounted cash flow method. The discounted cash flow was determined based upon projected revenue, expenses and contributory assets related to the specific project and discount rates based upon the overall weighted average cost of capital for the asset and the additional risk related to the uncertainty of the project. The Company also assessed the current status of development, nature and timing of efforts to complete such development, uncertainties, and other factors when estimating the fair value.

The Company filed an IND for MAG-131 in October 2009 but subsequently suspended the program due to efficacy data that was discovered in late 2009. As a result, the Company evaluated the asset for impairment. The Company reassessed the fair value of the program using a discounted cash flow model based on Level 3 inputs such as the estimated remaining costs to develop the acquired technology into commercially viable products, estimated net cash flows from the program, and a discount rate commensurate with the stage of development of the program. Based on this analysis, the Company determined that the acquired in-process research and development asset was impaired and recorded a charge of $10.4 million as of December 31, 2009. Because the intangible asset was an indefinite-lived asset, the Company did not amortize this asset during 2009.

In September 2004, the Company entered into a royalty stream purchase agreement with Accentia Biopharmaceuticals, Inc. under which it paid $2.5 million to Accentia in exchange for the right to receive royalties on sales of specified antifungal products, including SinuNase. The Company carried this agreement as an intangible asset in the Discovery Sciences segment. During 2008, Accentia reported that SinuNase did not meet its goal in treating chronic sinusitis patients in its Phase III clinical trial, discontinued the sale of antifungal products, and filed for bankruptcy. As a result, the Company determined that the right under its agreement with Accentia to receive royalties on future sales of SinuNase was impaired, and recorded an impairment of $1.6 million for the remaining unamortized value of its royalty interest in SinuNase.

Amortization expense for the twelve months ended December 31, 2007, 2008 and 2009 was $0.3 million, $0.1 million and $2.0 million, respectively. As of December 31, 2009, estimated amortization expense for each of the next five years is as follows:

2010	$3,937
2011	3,736
2012	2,917
2013	2,740
2014	2,062

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2007, 2008 AND 2009

(dollars in tables in thousands, except per share data)

7.	Other Accrued Expenses:

Other accrued expenses consisted of the following amounts on the dates set forth below:

	December 31,
	2008	2009
Accrued salaries, wages, benefits and related costs	$100,917	$106,466
Funds held in escrow relating to acquisitions	—	12,415
Other	78,009	81,839

	$178,926	$200,720

8.	Debt Instruments and Lease Obligations:

Revolving credit facility

Effective August 1, 2009, the Company renewed its $25.0 million revolving line of credit facility with Bank of America, N.A. Indebtedness under the facility is unsecured and subject to covenants relating to financial ratios and restrictions on certain types of transactions. This revolving credit facility does not expressly restrict or limit the payment of dividends. The Company was in compliance with all loan covenants as of December 31, 2009. Outstanding borrowings under the facility bear interest at an annual fluctuating rate equal to the one-month London Interbank Offered Rate, or LIBOR, plus a margin of 0.75%. Borrowings under this credit facility are available to provide working capital and for general corporate purposes. This credit facility is currently scheduled to expire in June 2010, at which time any outstanding balance will be due. As of December 31, 2009, no borrowings were outstanding under this credit facility, although the aggregate amount available for borrowing had been reduced by $1.8 million due to outstanding letters of credit issued under this facility.

Lease obligations

The Company is obligated under noncancellable operating leases expiring at various dates through 2040 relating to its buildings and certain equipment. Rental expense for operating leases for continuing operations, net of sublease income of $1.8 million, $2.1 million and $1.1 million, was $46.1 million, $52.1 million and $54.0 million for the years ended December 31, 2007, 2008 and 2009, respectively. Rent expense for discontinued operations was $2.0 million, $1.6 million and $1.5 million for the years ended December 31, 2007, 2008 and 2009, respectively.

On December 31, 2009, the Company sold PPD Biomarker Discovery Sciences and the lease obligation for the PPD Biomarker Discovery Sciences facility was retained by the Company. Because the Company no longer has employees utilizing the facility and has no future plans to utilize the facility, the Company recorded a lease restructuring expense of $4.6 million as a component of discontinued operations. As of December 31, 2009, no cash payments related to the lease restructuring accrual had been made.

Some of our facility leases provide for concessions by the landlords, including payments for leasehold improvements and free rent periods. The Company reflects these concessions as deferred rent in the accompanying consolidated financial statements. The Company is recording rent expense on a straight-line basis for these leases.

As of December 31, 2009, future minimum payments for lease obligations for subsequent years were as follows:

2010	$53,636
2011	46,394
2012	36,796
2013	30,470
2014 and thereafter	131,754

299,050
Less: sublease income	(1,031)

$298,019

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2007, 2008 AND 2009

(dollars in tables in thousands, except per share data)

9.	Accounting for Derivative Instruments and Hedging Activities:

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

The Company recognizes changes in the ineffective portion of a derivative instrument in earnings in the current period as a component of direct costs. The Company measures effectiveness for forward cash flow hedge contracts by comparing the fair value of the forward contract to the change in the forward value of the anticipated transaction. The Company’s hedging portfolio ineffectiveness during 2007, 2008 and 2009 was $0.3 million, $0.2 million and approximately $47,000, respectively.

The Company also manages its exposures on receivables and payables denominated in currencies other than the entity’s functional currency through the use of natural hedges and foreign currency options and forwards, if necessary. The foreign currency derivatives are recorded at fair value, with fluctuations in the fair value being included in the statements of income. There were no outstanding foreign currency options and forwards related to receivables and payables hedging outstanding as of December 31, 2009 and the gains and losses reported in the statements of income were not significant.

As of December 31, 2009, the Company’s existing hedging contracts will expire over the next 12 months. The Company expects to reclassify the current gain positions of $5.6 million, net of tax, within the next 12 months from OCI into the statement of income. At December 31, 2008 and 2009, the Company’s foreign currency derivative portfolio resulted in the Company recognizing an asset of $3.1 million and $9.0 million, respectively, as a component of other current assets and a liability of $20.5 million and $0.6 million, respectively, as a component of other accrued expenses.

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2007, 2008 AND 2009

(dollars in tables in thousands, except per share data)

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

During the twelve months ended December 31, 2008, the Company repurchased approximately 2,435,000 shares of its common stock for an aggregate purchase price, including broker commissions, of $89.3 million at an average price per share of $36.68. During the twelve months ended December 31, 2009, the Company did not repurchase any shares of its common stock.

Equity compensation plan

The Company has an equity compensation plan under which the Company may grant stock options, restricted stock and other types of stock-based awards to its employees and directors. Total shares authorized for grant under this plan are 29.6 million. The exercise price of each option granted is equal to the market price of the Company’s common stock on the date of grant and the maximum exercise term of each option granted does not exceed ten years. Options are granted upon approval of the Compensation Committee of the board of directors. The majority of the Company’s options vest ratably over a period of three years. The options expire on the earlier of ten years from the date of grant or within specified time limits following termination of employment, retirement or death. Shares are issued from the Company’s authorized but unissued stock. The Company does not pay dividends on unexercised options. As of December 31, 2009, there were 9.5 million shares of common stock remaining available for grant under the plan.

For the years ended December 31, 2007, 2008 and 2009, stock-based compensation cost totaled $18.9 million, $21.7 million and $16.2 million, respectively. The associated future income tax benefit recognized was $6.9 million, $7.8 million and $5.8 million for the years ended December 31, 2007, 2008 and 2009, respectively.

For the years ended December 31, 2007, 2008 and 2009, the amount of cash received from the exercise of stock options was $20.2 million, $16.2 million and $2.3 million, respectively. In connection with these exercises, the actual excess tax benefit realized for the tax deductions by the Company for the years ended December 31, 2007, 2008 and 2009 were $4.8 million, $3.1 million and $0.2 million, respectively.

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2007, 2008 AND 2009

(dollars in tables in thousands, except per share data)

10.	Shareholders’ Equity (continued):

Equity compensation plan (continued)

A summary of the option activity under the plan as of December 31, 2007, 2008 and 2009, and changes during the years, is presented below:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value

Outstanding at January 1, 2007	6,486	$22.46
Granted	1,672	34.54
Exercised	(1,202)	17.23
Forfeited	(896)	27.95
Expired	(36)	27.28

Outstanding at December 31, 2007	6,024	$26.01

Exercisable at December 31, 2007	3,054	$20.78

Outstanding at January 1, 2008	6,024	$26.01
Granted	2,744	37.14
Exercised	(724)	22.53
Forfeited	(207)	32.79
Expired	(41)	25.26

Outstanding at December 31, 2008	7,796	$30.03

Exercisable at December 31, 2008	3,889	$23.94

Outstanding at January 1, 2009	7,796	$30.03
Granted	1,935	25.47
Exercised	(184)	12.04
Forfeited	(226)	32.97
Expired	(135)	29.84

Outstanding at December 31, 2009	9,186	$29.36	7.2 years	$12,665

Exercisable at December 31, 2009	5,328	$27.80	6.0 years	$11,097

Vested or expected to vest at December 31, 2009	8,752	$29.36	7.1 years	$12,421

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2007, 2008 AND 2009

(dollars in tables in thousands, except per share data)

10.	Shareholders’ Equity (continued):

Equity compensation plan (continued)

The following table summarizes information about the Plan’s stock options as of December 31, 2009:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at 12/31/09	Weighted-Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at 12/31/09	Weighted- Average Exercise Price
$ 4.50 - 21.00	1,522	6.0 years	$17.45	1,076	$16.14
$21.01 - 24.00	1,957	5.9 years	$21.64	1,565	$21.39
$24.01 - 33.00	1,676	8.7 years	$27.46	313	$30.79
$33.01 - 36.00	1,885	6.8 years	$34.28	1,536	$34.36
$36.01 - 46.83	2,146	8.3 years	$42.02	838	$41.64

	9,186	7.2 years	$29.36	5,328	$27.80

All options granted during the years ended December 31, 2007, 2008 and 2009 were granted with an exercise price equal to the fair value of the Company’s common stock on the grant date. The fair value of the Company’s common stock on the grant date is equal to the Nasdaq closing price of the Company’s stock on the date of grant. The weighted-average grant date fair value per share of options granted during the years ended December 31, 2007, 2008 and 2009 was $10.93, $9.16 and $6.28, respectively. The aggregate fair value of options granted during the years ended December 31, 2007, 2008 and 2009 was $18.3 million, $25.1 million and $12.1 million, respectively. The total intrinsic value (the amount by which the market value of the Company’s common stock exceeded the exercise price of the options on the date of exercise) of options exercised during the years ended December 31, 2007, 2008 and 2009 was $23.0 million, $15.4 million and $2.0 million, respectively.

A summary of the status of unvested options as of December 31, 2009, and changes during the year then ended, is presented below:

Unvested Options	Shares	Weighted- Average Grant Date Fair Value
Unvested at January 1, 2009	3,907	$10.18
Granted	1,935	6.28
Vested	(1,758)	10.77
Forfeited	(226)	8.65

Unvested at December 31, 2009	3,858	$8.04

As of December 31, 2009, the total unrecognized compensation cost related to unvested stock options was approximately $22.6 million. The Company expects to recognize this cost over a weighted-average period of 1.6 years in accordance with the vesting periods of the options. The total fair value of shares vested during the years ended December 31, 2007, 2008 and 2009 was $21.4 million, $4.9 million and $19.0 million, respectively.

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2007, 2008 AND 2009

(dollars in tables in thousands, except per share data)

10.	Shareholders’ Equity (continued):

Equity compensation plan (continued)

The Company estimates fair value of each option award on the grant date using the Black-Scholes option-pricing model. The following table indicates the assumptions used in estimating fair value for the years ended December 31, 2007, 2008 and 2009.

	2007	2008	2009
Expected term (years)	4.00	3.75	3.50
Dividend yield (%)	0.31-0.37	0.93-1.21	1.72-2.74
Risk-free interest rate (%)	4.13-4.91	2.05-3.22	1.14-1.87
Expected volatility (%)	30.67-33.00	29.88-30.94	36.58-39.27

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

During the years ended December 31, 2007, 2008 and 2009, the Company awarded 35,928, 11,116 and 65,694 shares of restricted stock, respectively, with a fair value of $1.2 million, $0.5 million and $1.6 million, respectively. The weighted-average grant date fair value of each share was $34.47, $40.92 and $24.24 for the years ended December 31, 2007, 2008 and 2009, respectively. Total compensation expense recorded during the years ended December 31, 2007, 2008 and 2009 for restricted stock shares granted was $1.1 million, $0.8 million and $0.8 million, respectively. The associated future income tax benefit recognized was $0.4 million, $0.3 million and $0.3 million for the years ended December 31, 2007, 2008 and 2009, respectively. As of December 31, 2009, the total unrecognized compensation cost related to the 74,170 shares of unvested restricted stock was approximately $1.2 million. The Company expects to recognize this cost over a weighted-average period of 2.3 years in accordance with the vesting periods of the restricted stock. The total fair value of restricted stock shares vested during the year ended December 31, 2009 was $0.7 million.

In May 2007, shares of restricted stock held by a member of the senior management team vested, and the employee elected to surrender to the Company a portion of their vested shares to pay the income taxes due as a result of the vesting in 2007. As a result, 5,943 shares were forfeited to satisfy tax obligations in this year. In connection with this vesting, the tax benefit realized by the Company for the year ended December 31, 2007 was $1.8 million. In addition, the Company’s previous Chief Financial Officer and a Board member resigned in 2007 and 2008, respectively, resulting in the Company canceling 14,000 and 304 shares of unvested restricted stock that had previously been granted.

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2007, 2008 AND 2009

(dollars in tables in thousands, except per share data)

10.	Shareholders’ Equity (continued):

Employee stock purchase plan

The board of directors and shareholders have reserved 4.5 million shares of the Company’s common stock for issuance under the Employee Stock Purchase Plan (the “ESPP”). The ESPP has two six-month offering periods (each an “Offering Period”) each year, beginning January 1 and July 1, respectively. Eligible employees can elect to make payroll deductions from 1% to 15% of their base pay during each payroll period of an Offering Period. In September 2007, the board of directors approved new limitations on the dollar amount of shares purchased under the ESPP for the calendar years 2008, 2009 and 2010 as $13.0 million, $15.0 million and $17.5 million, respectively. None of the contributions made by eligible employees to purchase the Company’s common stock under the ESPP are tax-deductible to the employees. The purchase price is 90% of the lesser of (a) the reported closing price of the Company’s common stock for the first day of the Offering Period or (b) the reported closing price of the common stock for the last day of the Offering Period. As of December 31, 2009, there were 1.2 million shares of common stock available for purchase by ESPP participants, after giving effect to shares purchased for the second Offering Period of 2009 that were issued in January 2010.

Employees eligible to participate in the ESPP include employees of the Company and most of its operating subsidiaries, except employees who customarily work less than 20 hours per week or five months in a year. Because the eligible employee criteria determine both participation in and contributions to the ESPP, it is not possible to determine the benefits and amounts that would be received by an eligible participant or group of participants in the future.

The fair value of each ESPP share is estimated using the Black-Scholes option-pricing model. The following table indicates the assumptions used in estimating fair value for the years ended December 31, 2007, 2008 and 2009.

	2007	2008	2009
Expected term (years)	0.50	0.50	0.50
Dividend yield (%)	0.31-0.37	0.93-0.99	1.72-2.58
Risk-free interest rate (%)	4.74-4.90	2.12-3.37	0.27-0.35
Expected volatility (%)	21.20-28.44	31.47-31.99	31.32-36.68

The compensation costs for the ESPP, as determined based on the fair value of the discount and option feature of the underlying ESPP grant were $1.4 million, $2.1 million and $2.1 million for years ended December 31, 2007, 2008 and 2009, respectively. The income tax benefit recognized was $0.1 million for the years ended December 31, 2007, 2008 and 2009. The weighted-average grant date fair value per share during the years ended December 31, 2007, 2008 and 2009 was $5.89, $6.37 and $4.73, respectively. As of December 31, 2009, there was no unrecognized compensation cost related to ESPP shares.

For the years ended December 31, 2007, 2008 and 2009, the value of stock issued for ESPP purchases was $7.7 million, $9.2 million and $9.9 million, respectively. In connection with disqualifying dispositions, the tax benefits realized by the Company for the years ended December 31, 2007, 2008 and 2009 were $0.1 million, $0.1 million and approximately $17,000.

During the years ended December 31, 2007, 2008 and 2009, employees contributed $7.6 million, $10.0 million and $9.3 million, respectively, to the ESPP for the purchase of approximately 241,000, 330,000 and 449,000 shares, respectively. The aggregate fair value of shares purchased during the years ended December 31, 2007, 2008 and 2009 was $8.5 million, $13.8 million and $11.7 million, respectively. Contributions for the second Offering Period of 2009 were not used to purchase shares until January 2010.

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2007, 2008 AND 2009

(dollars in tables in thousands, except per share data)

11.	Income Taxes:

On January 1, 2007, the Company adopted a new accounting standard as it relates to accounting for uncertainty in income taxes. As of December 31, 2006, the Company had recorded a contingent tax liability of $9.1 million. As a result of the implementation of this accounting standard, the Company reclassified $8.2 million of this liability to non-current liabilities and recognized an increase in this non-current liability of $22.7 million. This increase was accounted for as a $5.5 million decrease in retained earnings, a $15.9 million increase in deferred tax assets, and a $1.3 million increase in long-term assets as of January 1, 2007. The Company includes the non-current assets in other long-term assets on the Company’s consolidated balance sheet.

The Company had gross unrecognized tax benefits of approximately $16.9 million as of December 31, 2008. Of this total, $9.9 million, net of the federal benefit on state taxes, was the amount that, if recognized, would result in a reduction of the Company’s effective tax rate. As of December 31, 2009, the Company had total gross unrecognized tax benefits of $31.9 million and of this total, $14.9 million was the amount that, if recognized, would reduce the Company’s effective tax rate. The Company believes that it is reasonably possible that the total amount of unrecognized tax benefits could decrease by up to $4.7 million within the next 12 months due to the settlement of audits and the expiration of the statutes of limitations.

The Company’s policy for recording interest and penalties associated with tax audits is to record them as a component of provision for income taxes. During 2008, the amount of interest and penalties recorded as an expense to the statement of income was $2.0 million and $0.1 million, respectively. As of December 31, 2008, $6.0 million of interest and $1.0 million of penalties were accrued. During 2009, the amount of interest and penalties recorded as an expense to the statement of income was $1.6 million and $0.1 million, respectively. As of December 31, 2009, $5.4 million of interest and $1.1 million of penalties were accrued. To the extent interest and penalties are not assessed with respect to uncertain tax positions, amounts accrued will be reduced and reflected as a reduction of the overall income tax provision.

The Company has analyzed its filing positions in all significant federal, state and foreign jurisdictions where it is required to file income tax returns, as well as open tax years in these jurisdictions. The only periods subject to examination by the major tax jurisdictions where the Company does business are the 2006 through 2009 tax years. Various foreign and state income tax returns are under examination by taxing authorities. The Company does not believe that the outcome of any examination will have a material impact on its financial condition, results of operations or cash flows.

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2007, 2008 AND 2009

(dollars in tables in thousands, except per share data)

11.	Income Taxes (continued):

Roll-forward of gross unrecognized tax positions:

Gross tax liability at January 1, 2007	$27,980

Additions for tax positions of the current year	11,742
Reductions for tax positions of the prior years:
Foreign exchange movements	229
Changes in judgment	(1,516)
Settlements during the current year	(560)
Statute closures	(14,083)

Gross tax liability at December 31, 2007	$23,792

Additions for tax positions of the current year	4,419
Reductions for tax positions of the prior years:
Foreign exchange movements	(1,415)
Changes in judgment	(7,526)
Statute closures	(2,412)

Gross tax liability at December 31, 2008	$16,858

Additions for tax positions of the current year	16,732
Additions for tax positions of prior years	1,660
Increases related to acquisitions	2,499
Reductions for tax positions of the prior years:
Foreign exchange movements	374
Settlements	(594)
Changes in judgment	(1,625)
Statute closures	(3,980)

Gross tax liability at December 31, 2009	$31,924

The components of income before provision for income taxes were as follows:

	Year Ended December 31,
	2007	2008	2009
Domestic	$187,577	$179,385	$90,239
Foreign	60,169	100,032	102,844

Income before provision for income taxes	$247,746	$279,417	$193,083

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2007, 2008 AND 2009

(dollars in tables in thousands, except per share data)

11.	Income Taxes (continued):

The components of the provision for income taxes were as follows:

	Year Ended December 31,
	2007	2008	2009
State income taxes:
Current	$10,617	$6,671	$4,861
Deferred	(1,451)	(86)	667
Federal income taxes:
Current	63,713	60,483	21,985
Deferred	(3,998)	(4,829)	3,138
Foreign income taxes:
Current	13,107	29,948	13,397
Deferred	2,443	(718)	8,904

Provision for income taxes	$84,431	$91,469	$52,952

Taxes computed at the statutory U.S. federal income tax rate of 35% are reconciled to the provision for income taxes as follows:

	Year Ended December 31,
	2007	2008	2009
Effective tax rate	34.1%	32.7%	27.4%

Statutory rate of 35%	$86,711	$97,796	$67,579
State taxes, net of federal benefit	6,022	5,801	4,707
Nontaxable income net of nondeductible expenses	(6,472)	(5,218)	(6,972)
Change in valuation allowance	375	(1,222)	(1,855)
Impact of international operations	(1,518)	(4,944)	(6,683)
Other	(687)	(744)	(3,824)

Provision for income taxes	$84,431	$91,469	$52,952

Components of the current deferred tax assets were as follows:

	December 31,
	2008	2009
Future benefit of carryforward losses	$3,126	$830
Reserve for doubtful accounts	4,033	2,209
Accrued expenses	15,689	18,258
Unearned income	6,134	6,957
Valuation allowance	(2,492)	(1,802)
Other	1,482	(384)

Total current deferred tax asset	$27,972	$26,068

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2007, 2008 AND 2009

(dollars in tables in thousands, except per share data)

11.	Income Taxes (continued):

The current deferred tax liabilities, which are included in other accrued expenses, of $0.3 million and $0.8 million at December 31, 2008 and 2009, respectively, relate to various expenses deducted for tax purposes, not book purposes.

Components of the long-term deferred tax assets were as follows:

	December 31,
	2008	2009
Other depreciation and amortization	$(33,832)	$(37,732)
Patent depreciation	2,886	—
Deferred rent	6,956	5,675
Stock options	18,115	22,494
Deferred compensation	2,330	2,646
Investment basis differences	14,091	8,602
Valuation allowance	(2,330)	(1,212)
Future benefit of carryforward losses	4,183	5,782
Other	5,931	5,704

Total long-term deferred tax asset	$18,330	$11,959

Components of the long-term deferred tax liabilities, which are included in other long-term liabilities, were as follows:

	December 31,
	2008	2009
Other depreciation and amortization	$7,642	$14,219
Stock options	(779)	(1,450)
Pension	(4,543)	(4,568)
Other	(340)	(7)

Total long-term deferred tax liability	$1,980	$8,194

The Company has recorded a deferred tax asset for foreign and state net operating losses and credits that are subject to either five-year, 15-year, 20-year or indefinite carryforward periods. The Company has recorded a valuation allowance of $2.5 million against the net operating loss for amounts that it does not believe are more likely than not to be utilized.

The Company also recorded a deferred tax asset related to U.S. net operating losses received in acquisitions in 2003 and 2009. Although the net operating losses are subject to annual limitation under IRC Section 382, management expects all losses to be utilized during the 20-year carryforward period that is available.

The Company has also established a deferred tax asset for federal, state and foreign tax related to unrealized investment losses and state tax on realized capital losses. The Company has recorded a valuation allowance of $0.5 million for the tax benefit that it does not believe is more likely than not to be realized. The federal valuation allowance for unrealized and realized investment losses has been fully released.

In 2009, the total valuation allowance decreased by $1.8 million primarily due to a decrease in allowance for tax credit assets and foreign net operating losses.

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2007, 2008 AND 2009

(dollars in tables in thousands, except per share data)

11.	Income Taxes (continued):

The Company records current and deferred income tax expense related to its foreign operations to the extent those earnings are taxable. Historically, the Company has made no provision for the additional taxes that would result from the distribution of earnings of foreign subsidiaries because the Company expected to invest them permanently. Although the Company repatriated certain foreign earnings in 2005 under the American Jobs Creation Act of 2004, the Company considers that the remainder of its foreign earnings will remain permanently invested overseas. The cumulative amount of undistributed earnings for which no U.S. tax liability has been recorded was $191.6 million and $267.0 million for December 31, 2008 and 2009, respectively.

12.	Employee Savings and Pension Plans:

Savings plan

The Company provides a 401(k) Retirement Savings Plan to its U.S. employees. The Company matches 50% of an employee’s savings up to 6% of pay and these contributions vest ratably over a four-year period. Company matching contributions, net of forfeitures, for all employees for the years ended December 31, 2007, 2008 and 2009 were $7.7 million, $8.3 million and $8.6 million, respectively.

Non-qualified deferred compensation plans

The Company maintains non-qualified, unfunded deferred compensation plans that permit members of the board of directors and certain highly paid executive employees who are employed in the United States to defer current income for future financial and retirement needs. An eligible employee participant may defer up to 25% of their base salary and/or a portion of their annual bonus on a pretax basis. Directors may defer up to 100% of their annual retainer and meeting fees on a pretax basis. Participants also have the opportunity to defer receipt of restricted stock. There are no Company contributions to these plans, and other than accruals for interest or dividend equivalents, all amounts credited to these plans are derived from elective deferrals of compensation otherwise payable to participants.

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

The plans offer a number of account distribution options providing flexibility for financial and retirement planning. Employee participants elect with each set of annual deferrals to have the deferrals payable on a date specified by the employee that is at least two years after the deferral election is made, but not later than age 65 or the date of separation from service. The amount deferred will be payable either in a lump sum or installments over 10, 20 or 30 semi-annual installments as elected by the participant at the time of deferral. Separate payment elections are made for each year’s cash and restricted stock deferrals, as applicable. Changes to payment elections are permitted in limited circumstances. However, these changes only become effective if the employee participant retires after age 55 with 10 years of service. Otherwise, the deferrals are payable in a lump sum following termination of employment, although participants may request unplanned in-service distributions in limited emergency situations. The board of directors may elect to pay out employee participants in the event of a change of control of the Company.

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2007, 2008 AND 2009

(dollars in tables in thousands, except per share data)

12.	Employee Savings and Pension Plans (continued):

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

As of December 31, 2008 and 2009, 146,135 and 209,243 shares of restricted stock granted to members of management and the board of directors were deferred under this plan and had not been issued. At December 31, 2008 and 2009, the Company recorded a deferred compensation liability under this plan of $2.6 million and $3.0 million in the consolidated balance sheets as a component of other accrued expenses.

Pension plans

The Company has a separate contributory defined benefit plan for its qualifying United Kingdom, or U.K., employees employed by the Company’s U.K. subsidiaries. This pension plan was closed to new participants as of December 31, 2002. In December 2009, the Company announced the closure of its pension plan to future additional accruals for existing members effective January 1, 2010. Participants are entitled to receive benefits previously accrued which are based on the expected pay at retirement and number of years of service through January 1, 2010. Plan assets consist principally of equities, bonds and cash managed in a mixed fund.

Following closure of the above plan to new participants, the Company set up a new defined contribution plan for qualifying U.K. employees employed by the Company’s U.K. subsidiaries. The employees can contribute between 3% and 6% of their annual compensation and the Company matches those contributions with 5% to 8% of the employees’ annual compensation. Company contributions for the years ended December 31, 2008 and 2009 were $2.2 million and $3.0 million, respectively.

Pension costs and other amounts recognized in other comprehensive income for the U.K. Plan included the following components:

	Year Ended December 31,
	2007	2008	2009
Net periodic pension cost:
Service cost benefits earned during the year	$1,586	$1,445	$1,082
Interest cost on projected benefit obligation	2,609	3,042	2,567
Expected return on plan assets	(2,712)	(2,988)	(1,879)
Amortization of actuarial gains and losses	550	439	986

Net periodic pension cost	2,033	1,938	2,756

Other changes in plan assets and benefit obligations recognized in other comprehensive (income) loss:
Net (gain) loss arising during period	(197)	9,026	3,273
Amortization of actuarial loss	(550)	(439)	(986)
Foreign currency translation adjustment	16	(1,861)	(587)

Total other comprehensive (income) loss	(731)	6,726	1,700

Total recognized in net periodic pension cost and other comprehensive loss	$1,302	$8,664	$4,456

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2007, 2008 AND 2009

(dollars in tables in thousands, except per share data)

12.	Employee Savings and Pension Plans (continued):

Pension plans (continued)

Weighted-average assumptions used to determine net periodic pension cost for years ending December 31 were as follows:

	2007	2008	2009
Discount rate	5.0%	5.8%	5.8%
Rate of compensation increase	4.5%	4.9%	4.5%
Long-term rate of return on plan assets	6.4%	6.6%	6.0%

The discount rate is determined using a yield curve based on an index of AA corporate bonds for the appropriate maturity of the cash-flow being discounted.

To develop the expected long-term rate of return on assets assumption, the Company considered future expectations for yields on investments weighted in accordance with the asset allocation of the pension plan’s invested funds.

The change in benefit obligation, change in plan assets, funded status and amounts recognized for the defined benefit plan were as follows:

	Year Ended December 31,
	2008	2009
Change in benefit obligation:
Projected benefit obligation at beginning of year	$57,149	$41,571
Service and interest cost during gap period	374	—
Service cost	1,445	1,082
Interest cost	3,042	2,567
Plan participants’ contributions	513	427
Curtailments	—	(900)
Net actuarial (gain) loss	(5,121)	9,030
Benefits paid	(763)	(374)
Foreign currency translation adjustment	(15,068)	4,858

Projected benefit obligation at end of year	$41,571	$58,261

Change in plan assets:
Fair value of plan assets at beginning of year	$47,324	$29,216
Actual return on plan assets	(10,910)	6,735
Employer contributions between measurement date and prior year end	69	—
Employer contributions	4,057	3,350
Plan participants’ contributions	513	427
Benefits paid	(763)	(374)
Foreign currency translation adjustment	(11,074)	3,473

Fair value of plan assets at end of year	$29,216	$42,827

Funded status:
Funded status	$(12,355)	$(15,434)

Net amount recognized	$(12,355)	$(15,434)

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2007, 2008 AND 2009

(dollars in tables in thousands, except per share data)

12.	Employee Savings and Pension Plans (continued):

Pension plans (continued)

Amounts recognized in statement of financial position were as follows:

	Year Ended December 31,
	2008	2009
Accrued pension liability	$(12,355)	$(15,434)

Net amount recognized	$(12,355)	$15,434)

All amounts recognized in accumulated other comprehensive income are related to accumulated gains.

The projected benefit obligation, accumulated benefit obligation and fair value of plan assets were as follows:

	Year Ended December 31,
	2008	2009
Projected benefit obligation	$41,571	$58,261
Accumulated benefit obligation	$39,190	$55,044
Fair value of plan assets	$29,216	$42,827

The plan assets are valued using the net asset value that is reported by the investment funds used by the pension plan and is deemed to be a Level 2 input.

Weighted-average assumptions used to determine benefit obligations at end of plan year were as follows:

	2008	2009
Discount rate	5.8%	5.7%
Rate of compensation increase	4.5%	5.1%

Plan assets

The Company’s pension plan weighted-average allocations by asset category are as follows:

	December 31,
	2008	2009
Asset Category
Equity securities	76.7%	75.8%
Debt securities	18.5%	18.2%
Cash and net current assets	4.8%	6.0%

Total	100.0%	100.0%

An independent third party manages the plan assets and tracks the return on a benchmark portfolio matching the above strategic asset allocation. Based on advice from the Company’s financial advisors, the trustees of the plan have selected the above mix of asset types in order to meet the investment objectives of the pension plan.

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2007, 2008 AND 2009

(dollars in tables in thousands, except per share data)

12.	Employee Savings and Pension Plans (continued):

Pension plans (continued)

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

Expected benefit payments for fiscal year ending:

2010	$398
2011	406
2012	417
2013	427
2014	438
Next 5 years	2,361

13.	Commitments and Contingencies:

The Company currently maintains insurance for risks, among others, associated with the operation of its business, provision of professional services and ownership of property. These policies provide coverage for a variety of potential losses, including loss or damage to property, bodily injury, general commercial liability, professional errors and omissions and medical malpractice. The Company’s retentions and deductibles associated with these insurance policies range in amounts from $0 to $5.0 million.

The Company is self-insured for health insurance for the majority of its employees located within the United States, but maintains stop-loss insurance on a “claims made” basis for expenses in excess of $0.28 million per member per year. As of December 31, 2008 and 2009, the Company maintained a reserve of approximately $3.4 million and $2.9 million, respectively, included in other accrued expenses on the consolidated balance sheets, to cover open claims and estimated claims incurred but not reported.

As of December 31, 2009, the Company had commitments to invest up to an aggregate additional $14.5 million in four venture capital funds. The Company had also committed to invest up to an aggregate additional $2.8 million in other investments and $70.0 million in an equity method investment. For further details, see Note 3.

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2007, 2008 AND 2009

(dollars in tables in thousands, except per share data)

13.	Commitments and Contingencies (continued):

Since 1998 the Company has been involved in compound development and commercialization collaborations, and the Company has developed a risk-sharing research and development model to help pharmaceutical and biotechnology clients develop compounds. Through collaborative arrangements based on this model, the Company assists its clients by sharing the risks and potential rewards associated with the development and commercialization of drugs at various stages of development. The Company plans to spin this business off in mid-2010. As of December 31, 2009, the Company’s four main collaborations were with ALZA, an affiliate of Johnson & Johnson, Takeda Pharmaceuticals Company Limited, or Takeda, Janssen Pharmaceutica N.V., an affiliate of Johnson & Johnson and Eli Lilly and Co., or Lilly. These collaborations related respectively to, the product Priligy®, the late stage candidate alogliptin, two Phase II-ready therapeutic compounds, and a series of early stage candidates including Vitamin D receptor modulators as well as up to six other programs for topical dermatological indications. They involve the potential future receipt of one or more of the following forms of revenue: payments upon the achievement of specified regulatory and sales-based milestones; and royalty payments if the compound is approved for sale. To date, Austria, Finland, Germany, Italy, Mexico, New Zealand, Portugal, South Korea, Spain and Sweden have approved Priligy for marketing. The Company received a $2.5 million milestone on each of the first two of these national approvals, for a total of $5.0 million, in the first quarter of 2009. It is entitled to royalties on net sales of Priligy and sales-based milestones if requisite sales levels are reached. The Company recorded the first royalties from the sales of Priligy in the second quarter of 2009. With regard to alogliptin, in June 2009, the FDA issued a complete response to Takeda on its alogliptin new drug application, or NDA, requesting Takeda conduct an additional cardiovascular safety trial that satisfies the FDA’s December 2008 guidance on anti-diabetes therapies. In September 2009, the FDA issued a complete response to Takeda on its NDA for the fixed dose combination of alogliptin and ACTOS™ stating that further review would be dependent on the cardiovascular safety data that would be submitted in support of the alogliptin monotherapy NDA. The compounds related to Lilly and Janssen Pharmaceutica are still in discovery and development, respectively, and have not generated any regulatory milestone payments yet. Due to the risks associated with drug development and commercialization, including poor or unexpected preclinical and clinical trial results, obtaining regulatory approval to sell in any country and changing regulatory requirements, the Company might not receive any further milestone payments, royalties or other payments with respect to any of the Company’s drug development collaborations.

As of December 31, 2009, the Company had four collaborations that involve potential future expenditures. The first is the Company’s collaboration with ALZA, for Priligy. In connection with this collaboration, the Company has an obligation to pay a royalty to Lilly of 5% on annual net sales of the compound in excess of $800 million.

The second collaboration involving future expenditures is with Ranbaxy Laboratories Ltd. In February 2007, the Company exercised an option to license from Ranbaxy a statin compound that the Company is developing as a potential treatment for dyslipidemia, a metabolic disorder characterized by high cholesterol levels. Under the agreement, the Company has an exclusive license to make, use, sell, import and sublicense the compound and any licensed product anywhere in the world for any human use. The Company is solely responsible, and will bear all costs and expenses, for the development, manufacture, marketing and commercialization of the compound and licensed products. It is obligated to pay Ranbaxy milestone payments upon the occurrence of specified clinical development events. If a licensed product is approved for sale, the Company must also pay Ranbaxy royalties based on sales of the product, as well as commercial milestone payments based on the achievement of specified worldwide sales targets. If all criteria are met, the total amount of potential clinical and sales-based milestones that the Company is obligated to pay Ranbaxy would be $44.0 million. The Company completed a high dose comparator study in healthy volunteers. The drug was well-tolerated and a preliminary review of results suggests the statin compound compares favorably to currently marketed statins. The Company continues to conduct limited development activities with respect to the Ranbaxy statin compound while it evaluates alternatives for future development and commercialization.

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2007, 2008 AND 2009

(dollars in tables in thousands, except per share data)

13.	Commitments and Contingencies (continued):

The third collaboration involving future expenditures is with Lilly. In April 2009, the Company acquired Magen, a biotechnology company founded in 2006 to discover dermatologic therapies. As a result, the Company expanded its compound partnering business into dermatology and gained screening and research capabilities for dermatologic compounds. The Company has an exclusive license to develop and commercialize Vitamin D receptor modulator compounds for use as topical treatments in dermatological indications. It also has an option agreement with Lilly to screen compounds from six additional platforms for utility in dermatology and is investigating compounds from other potential collaborators under material transfer agreements. Through the acquisition of Magen, the Company acquired in-process research and development of $10.4 million. At acquisition, the acquired in-process research and development was related to the MAG-131 compound which was in the pre-IND phase of research. The Company filed an IND for this compound in October 2009, but subsequently suspended the program for that compound due to efficacy data that was discovered in late 2009. The Company is currently screening additional Vitamin D receptor modulators from Lilly and compounds that regulate other targets to identify additional drug development candidates for other dermatological indications. Under the license arrangements with Lilly, the Company is obligated to pay clinical development milestones as well as royalties based on the sales of the product. If all criteria are met, the total potential clinical development milestones that the Company is obligated to pay would be $21.4 million per compound developed.

The fourth collaboration involving future expenditures is with Janssen Pharmaceutica. In November 2009, the Company entered into agreements with Janssen Pharmaceutica to develop and commercialize two Phase II-ready therapeutic compounds. The Company plans to study the mu delta compound as a treatment for diarrhea-predominant irritable bowel syndrome, or IBSd, and the fluoroquinolone compound as a treatment for community-acquired bacterial pneumonia and complicated skin and skin structure infections caused by gram negative or gram positive bacteria, including MRSA. Under the two agreements, the Company in-licensed the two compounds and will advance the compounds through Phase II development. At the completion of Phase II, Janssen Pharmaceutica will have the option to continue development and commercialization of each compound. In exchange, the Company may receive, for each compound, up to $90.0 million in regulatory milestone payments and up to $75.0 million in sales-based milestone payments, as well as royalties on sales of each compound if approved for marketing. In the event Janssen Pharmaceutica elects not to continue a program, the Company has the option to continue developing and commercializing the compound for that program and Janssen Pharmaceutica may receive, for each compound, up to $50.0 million in regulatory milestone payments and up to $75.0 million in sales-based milestone payments, as well as royalties on sales of each compound if approved for marketing. During 2009, the Company expensed $7.0 million of upfront payments related to the two therapeutic compounds in-licensed as part of the agreement with Janssen Pharmaceutica.

Under most of the agreements for Development services, the Company typically agrees to indemnify and defend the sponsor against third-party claims based on the Company’s negligence or willful misconduct. Any successful claims could have a material adverse effect on the Company’s financial statements.

In the normal course of business, the Company is a party to various claims and legal proceedings. The Company records a reserve for pending and threatened litigation matters when an adverse outcome is probable and the amount of the potential liability is reasonably estimable. Although the ultimate outcome of pending and threatened litigation is currently not determinable and litigation costs can be material, management of the Company, after consultation with legal counsel, does not believe that the resolution of these matters will have a material effect upon the Company’s financial condition, results of operations or cash flows.

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2007, 2008 AND 2009

(dollars in tables in thousands, except per share data)

14.	Fair Value of Financial Instruments:

The Company’s assets and liabilities recorded at fair value have been categorized based upon a fair value hierarchy in accordance with the accounting standards. See “Fair Value” under Note 1 for a discussion of the Company’s policies regarding this hierarchy.

The following table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis as of December 31, 2009:

	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents	$180,421	$—	$—	$180,421
Short-term investments:
Treasury securities	95,932	—	—	95,932
Municipal debt securities	—	36,000	—	36,000
Corporate debt securities	9,165	3,548	—	12,713
Long-term investments	—	—	88,558	88,558
Derivative contracts	—	9,004	—	9,004

Total assets	$285,518	$48,552	$88,558	$422,628

Liabilities
Derivative contracts	$—	$611	$—	$611

Total liabilities	$—	$611	$—	$611

The following table provides a reconciliation of the beginning and ending balances for assets and liabilities measured at fair value using significant unobservable inputs (Level 3) for the twelve months ended December 31, 2009:

Long-term Investments
Balance as of December 31, 2008	$89,618
Adjustment to previously recognized unrealized loss on investments included in other comprehensive income	9,140
Liquidation of investments	(10,200)

Balance as of December 31, 2009	$88,558

Accounts receivable, accounts payable and accrued liabilities

The carrying amount approximates fair value because of the short maturity of these items.

Letters of credit

From time to time, the Company causes letters of credit to be issued to provide credit support for guarantees, contractual commitments and insurance policies. The fair values of the letters of credit reflect the amount of the underlying obligation and are subject to fees competitively determined in the marketplace. As of December 31, 2009, the Company had four letters of credit outstanding for a total of $1.8 million.

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2007, 2008 AND 2009

(dollars in tables in thousands, except per share data)

15.	Business Segment Data:

The Company has two reportable segments: Development and Discovery Sciences. In the Development segment, the Company provides a broad range of development services, which include preclinical programs and Phase I to IV clinical development services, as well as bioanalytical product testing and clinical laboratory services. In addition, for marketed drugs, biologics and devices, the Company offers support such as product launch services, medical information, patient compliance programs, patient and disease registry programs, product safety and pharmacovigilance, Phase IV monitored studies and prescription-to-over-the-counter programs. The Discovery Sciences segment provides services that include compound development and commercialization collaborations. The Company has announced plans to spin-off the compound development and commercialization collaboration business in 2010.

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

Revenue by principal business segment is separately stated in the consolidated financial statements. Income (loss) from operations, depreciation and amortization, identifiable assets and capital expenditures by principal business segment were as follows:

	Year Ended December 31,
	2007	2008	2009
Operating income (loss):
Development	$246,085	$272,541	$223,165
Discovery Sciences	(16,323)	9,856	(30,275)

Total	$229,762	$282,397	$192,890

Depreciation and amortization:
Development	$53,653	$59,056	$63,830
Discovery Sciences	270	94	183

Total	$53,923	$59,150	$64,013

Identifiable assets:
Development	$1,620,003	$1,692,349	$1,969,103
Discovery Sciences	64,372	62,079	61,100

Total	$1,684,375	$1,754,428	$2,030,203

Capital expenditures:
Development	$93,899	$65,068	$54,166
Discovery Sciences	1,052	1,816	511

Total	$94,951	$66,884	$54,677

The Company reclassified its cost-method investments from the Discovery Sciences segment to the Development segment effective July 1, 2009 because of a change in management’s assessment of the strategic value of those investments which are now evaluated in the financial results of the Development segment by the Company’s chief operating decision maker.

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2007, 2008 AND 2009

(dollars in tables in thousands, except per share data)

16.	Operations by Geographic Area:

Geographic information for net revenue and income from operations by country is determined by the location where the services are provided for the client. Geographic information for identifiable assets by country is determined by the physical location of the assets.

The following table presents information about the Company’s operations by geographic area:

	Year Ended December 31,
	2007	2008	2009
Net revenue:
United States	$878,857	$937,230	$829,812
United Kingdom	144,479	170,581	162,964
Belgium	67,406	88,529	70,046
Other (a)	304,186	355,044	353,948

Total	$1,394,928	$1,551,384	$1,416,770

Operating income:
United States	$145,010	$160,780	$78,655
United Kingdom	18,553	32,302	35,731
Belgium	11,961	21,099	13,497
Other (a)	54,238	68,216	65,007

Total	$229,762	$282,397	$192,890

Identifiable assets:
United States	$1,302,541	$1,298,477	$1,400,417
United Kingdom	211,138	250,905	250,290
Belgium	67,044	67,856	80,072
Other (a)	103,652	137,190	299,424

Total	$1,684,375	$1,754,428	$2,030,203

(a)	Principally consists of operations in 43 countries, 23 of which are located in Europe, none of which comprises more than 5% of net revenue, income from operations or identifiable assets.

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2007, 2008 AND 2009

(dollars in tables in thousands, except per share data)

17.	Quarterly Financial Data (unaudited):

2008	First	Second	Third	Fourth	Total
Net revenue	$391,672	$402,840	$393,733	$363,139	$1,551,384
Operating income	68,137	71,315	71,235	71,710	282,397
Net income	40,129	49,006	51,184	47,200	187,519

Net income per common share:
Basic	$0.34	$0.41	$0.43	$0.40	$1.58
Diluted	$0.33	$0.41	$0.43	$0.40	$1.56

2009
Net revenue	$364,370	$354,598	$340,400	$357,402	$1,416,770
Operating income	66,588	54,476	47,919	23,907	192,890
Net income (a)	44,569	58,061	37,674	18,991	159,295

Net income per common share:
Basic	$0.38	$0.49	$0.32	$0.16	$1.35
Diluted	$0.38	$0.49	$0.32	$0.16	$1.34

(a)	The second quarter of 2009 includes a gain on the sale of Piedmont Research Center of $19.5 million, net of tax. The fourth quarter of 2009 includes a gain on the sale of Biomarker of $2.0 million, net of tax and an impairment of intangible of $10.4 million relating to in-process R&D obtained in the Magen acquisition.

Amounts above vary from amounts originally reported due to the reclassification of discontinued operations.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC.

Date: February 26, 2010	By:	/s/ David L. Grange
	Name:	David L. Grange
	Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ David L. Grange	Chief Executive Officer	February 26, 2010
David L. Grange	(Principal Executive Officer)

/s/ Daniel G. Darazsdi	Chief Financial Officer	February 26, 2010
Daniel G. Darazsdi	(Principal Financial Officer)

/s/ Peter Wilkinson	Chief Accounting Officer	February 26, 2010
Peter Wilkinson	(Principal Accounting Officer)

/s/ Fredric N. Eshelman, Pharm.D.	Executive Chairman and Director	February 26, 2010
Fredric N. Eshelman, Pharm.D.

/s/ Stuart Bondurant, M.D.	Director	February 26, 2010
Stuart Bondurant, M.D.

/s/ Frederick Frank	Director	February 26, 2010
Frederick Frank

/s/ Catherine M. Klema	Director	February 26, 2010
Catherine M. Klema

/s/ Terry Magnuson, Ph.D.	Director	February 26, 2010
Terry Magnuson, Ph.D.

/s/ Ernest Mario, Ph.D.	Director	February 26, 2010
Ernest Mario, Ph.D.

/s/ John A. McNeill, Jr.	Director	February 26, 2010
John A. McNeill, Jr.

S-1