Form 10-Q
period 2010-03-31
PHARMACEUTICAL PRODUCT DEVELOPMENT INC
filed 2010-05-03
CIK 1003124

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2010.

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:             118,521,505 shares of common stock, par value $0.05 per share, as of April 30, 2010.

Part I. FINANCIAL INFORMATION

Item 1.	Financial Statements

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF INCOME

(unaudited)

(in thousands, except per share data)

	Three Months Ended March 31,
	2009	2010
Net revenue:
Development	$335,354	$323,827
Discovery Sciences	5,162	293
Reimbursed out-of-pockets	23,854	22,649

Total net revenue	364,370	346,769

Direct costs:
Development	164,169	160,001
Discovery Sciences	295	152
Reimbursable out-of-pocket expenses	23,854	22,649

Total direct costs	188,318	182,802

Research and development expenses	1,311	7,706
Selling, general and administrative expenses	93,135	113,080
Depreciation and amortization	15,018	17,110

Total operating expenses	297,782	320,698

Operating income	66,588	26,071
Loss from equity method investment	—	(2,042)
Other income (expense), net	(218)	1,273

Income from continuing operations before provision for income taxes	66,370	25,302
Provision for income taxes	21,230	8,097

Income from continuing operations	45,140	17,205
Discontinued operations, net of provision for income taxes	(571)	—

Net income	$44,569	$17,205

Income per common share from continuing operations:
Basic	$0.38	$0.15

Diluted	$0.38	$0.14

Basic and diluted income per common share from discontinued operations	$—	$—

Net income per common share:
Basic	$0.38	$0.15

Diluted	$0.38	$0.14

Dividends declared per common share	$0.125	$0.15

Weighted-average number of common shares outstanding:
Basic	117,827	118,460
Dilutive effect of stock options and restricted stock	707	726

Diluted	118,534	119,186

The accompanying notes are an integral part of these consolidated condensed financial statements.

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

(unaudited)

(in thousands)

Assets
	December 31, 2009	March 31, 2010
Current assets:
Cash and cash equivalents	$408,903	$480,572
Short-term investments	144,645	104,249
Accounts receivable and unbilled services, net	429,670	391,932
Income tax receivable	16,887	13,006
Investigator advances	13,980	14,941
Prepaid expenses	24,458	23,805
Deferred tax assets	26,068	27,598
Cash held in escrow	12,415	12,367
Other current assets	55,115	42,294

Total current assets	1,132,141	1,110,764

Property and equipment, net	388,459	377,146
Goodwill	323,383	322,184
Long-term investments	88,558	90,034
Other investments	44,641	43,857
Intangible assets	24,315	23,392
Deferred tax assets	11,959	13,392
Other assets	16,747	16,154

Total assets	$2,030,203	$1,996,923

Liabilities and Shareholders’ Equity

Current liabilities:
Accounts payable	$34,005	$27,492
Payables to investigators	54,428	57,057
Accrued income taxes	4,043	4,517
Other accrued expenses	200,720	191,206
Unearned income	297,844	281,767

Total current liabilities	591,040	562,039

Accrued income taxes	34,268	34,523
Accrued additional pension liability	15,434	14,771
Deferred rent	14,334	15,174
Other long-term liabilities	29,000	29,022

Total liabilities	684,076	655,529

Shareholders’ equity:
Common stock	5,913	5,925
Paid-in capital	576,069	586,079
Retained earnings	776,110	775,526
Accumulated other comprehensive loss	(11,965)	(26,136)

Total shareholders’ equity	1,346,127	1,341,394

Total liabilities and shareholders’ equity	$2,030,203	$1,996,923

The accompanying notes are an integral part of these consolidated condensed financial statements.

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Three Months Ended March 31,
	2009	2010
Cash flows from operating activities:
Net income	$44,569	$17,205
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15,358	17,110
Stock compensation expense	5,141	5,651
Benefit for deferred income taxes	(386)	(2,141)
Loss from equity investment, net of taxes	—	1,306
Other	(1,265)	320
Change in operating assets and liabilities	4,035	22,568

Net cash provided by operating activities	67,452	62,019

Cash flows from investing activities:
Purchases of property and equipment	(14,317)	(11,147)
Proceeds from sale of property and equipment	160	48
Additional proceeds from sale of business	—	3,644
Purchases of investments	—	(4,124)
Maturities and sales of investments	12,775	44,561
Net cash paid for acquisitions	—	(48)
Withdrawals from restricted cash	—	48
Purchase of intangibles	(500)	—
Purchases of other investments	(1,301)	(1,258)

Net cash (used in) provided by investing activities	(3,183)	31,724

Cash flows from financing activities:
Proceeds from exercise of stock options and employee stock purchase plan	5,777	4,661
Income tax benefit from exercise of stock options and disqualifying dispositions of stock	114	24
Cash dividends paid	(14,749)	(17,778)

Net cash used in financing activities	(8,858)	(13,093)

Effect of exchange rate changes on cash and cash equivalents	(3,752)	(8,981)

Net increase in cash and cash equivalents	51,659	71,669
Cash and cash equivalents, beginning of the period	491,755	408,903

Cash and cash equivalents, end of the period	$543,414	$480,572

The accompanying notes are an integral part of these consolidated condensed financial statements.

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(numbers in tables in thousands)

(unaudited)

1.	Significant Accounting Policies

The significant accounting policies followed by Pharmaceutical Product Development, Inc. and its subsidiaries (collectively the “Company”) for interim financial reporting are consistent with the accounting policies followed for annual financial reporting. The Company prepared these unaudited consolidated condensed financial statements in accordance with Rule 10-01 of Regulation S-X and, in management’s opinion, has included all adjustments of a normal recurring nature necessary for a fair presentation. The accompanying consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. The results of operations for the three-month period ended March 31, 2010 are not necessarily indicative of the results to be expected for the full year or any other period. The amounts in the December 31, 2009 consolidated condensed balance sheet are derived from the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

Discovery Sciences will continue to be included in the Company’s financial statements until the spin-off of its compound partnering business is completed, which the Company expects to occur in mid-2010.

Principles of Consolidation

The accompanying unaudited consolidated condensed financial statements include the accounts and results of operations of the Company. All intercompany balances and transactions have been eliminated in consolidation.

Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board, or FASB, issued a new accounting standard modifying how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. This standard clarifies that the determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. This standard requires an ongoing reassessment of whether a company is the primary beneficiary of a variable interest entity and requires additional disclosures about a company’s involvement in variable interest entities and any significant changes in risk exposure due to that involvement. This standard was effective as of the beginning of the first fiscal year that begins after November 15, 2009. The adoption of this standard had no impact on the Company’s financial statements.

In March 2010, the Emerging Issue Task Force of the FASB issued a new accounting standard, the objective of which is to establish a revenue recognition model for contingent consideration that is payable upon the achievement of an uncertain future event, referred to as a milestone. This issue will apply to milestones in single or multiple-deliverable arrangements involving research and development transactions, and will be effective for fiscal years (and interim periods within those fiscal years) beginning on or after June 15, 2010. The Company does not expect the adoption of this standard to have a material impact on its financial statements.

Earnings per Share

The Company computes basic income per share information based on the weighted-average number of common shares outstanding during the period. The Company computes diluted income per share information based on the weighted-average number of common shares outstanding during the period plus the effects of any dilutive common stock equivalents. The Company excluded 5,950,843 shares and 7,921,256 shares from the calculation of diluted earnings per share during the three months ended March 31, 2009 and 2010, respectively, because they were antidilutive. The Company included in the calculation of antidilutive shares its stock options, employee stock purchase plan subscriptions and restricted stock that were antidilutive for the period.

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(numbers in tables in thousands)

(unaudited)

1.	Significant Accounting Policies

Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America, or GAAP, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

2.	Acquisitions and Dispositions

In April 2009, the Company acquired 100 percent of the outstanding equity interests of AbC.R.O., Inc., a contract research organization operating in Central and Eastern Europe, for total consideration of $40.0 million. Of this amount, the Company paid $36.4 million at closing and deposited the remaining $3.6 million into an escrow account to secure indemnification claims. The escrowed funds are scheduled to be released in the second quarter of 2011. The escrowed funds are recorded as a component of other long-term liabilities as of March 31, 2010. Through the acquisition, the Company expanded its infrastructure in this region for clinical research by adding offices in Romania, Bulgaria, Serbia and Croatia, and strengthened its operations in other countries in the region. This acquisition is included in the Company’s Development segment. The fair value of the financial assets acquired includes accounts receivable of $3.9 million and unbilled receivables of $2.4 million.

In April 2009, the Company acquired 100 percent of the outstanding equity interests of Magen BioSciences, Inc., a biotechnology company focused on the development of dermatologic therapies, for total consideration of $14.9 million. Of this amount, the Company paid $13.1 million at closing and deposited the remaining $1.8 million into an escrow account to secure indemnification claims. The escrowed funds are recorded as a component of other accrued expenses as of March 31, 2010. Through the acquisition, the Company expanded its compound partnering program into dermatology and gained screening capability for dermatologic compounds. This acquisition is included in the Company’s Discovery Sciences segment, and is intended to be a part of the compound partnering spin-off as discussed in Note 1.

In November 2009, the Company acquired 100 percent of the outstanding equity interests of Excel PharmaStudies, Inc., a contract research organization operating in China. The total purchase price was $22.2 million, subject to final working capital adjustments. Of this amount, the Company paid $15.7 million at closing and an additional $2.0 million in the second quarter of 2010. At closing, the Company also deposited $4.5 million of the purchase price into an escrow account to secure indemnification claims and is scheduled to be released by May 2011. The escrowed amounts are recorded as a component of other accrued expenses and other long-term liabilities as of March 31, 2010. Through the acquisition, the Company expanded its operations in China and believes it should improve its ability to offer various services. This acquisition is included in the Company’s Development segment. The fair value of the financial assets acquired includes accounts receivable of $1.6 million.

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(numbers in tables in thousands)

(unaudited)

2.	Acquisitions and Dispositions

In November 2009, the Company acquired 100 percent of the outstanding equity interests of BioDuro LLC, a drug discovery services company focused on integrated drug discovery programs and services in China, for total consideration of $78.5 million. As of March 31, 2010, the Company had paid $62.3 million at closing and paid an additional $7.2 million in April 2010. The Company deposited the remaining $9.0 million of the purchase price into an escrow account to secure indemnification claims and the payment of other obligations and is scheduled to be released by November 2012. Of the $9.0 million escrowed funds, $6.9 million is recorded as a component of other accrued expenses and $2.1 million is recorded as a component of other long-term liabilities as of March 31, 2010. Through the acquisition, the Company expanded its drug development capabilities within the region. This acquisition is included in the Company’s Development segment. The fair value of the financial assets acquired includes accounts receivables, net of $3.2 million and unbilled receivables of $1.6 million.

Acquisition costs related to AbC.R.O., Magen, Excel and BioDuro were not significant and were included in selling, general and administrative costs in the consolidated condensed statements of income.

As of March 31, 2010 the Company held $21.9 million in escrow relating to payments to be made for the AbC.R.O., Magen, Excel and BioDuro acquisitions, of which $12.4 million is reflected as cash held in escrow in the accompanying consolidated condensed balance sheet and $9.6 million is reflected as a component of other assets. These escrows secure the indemnification provisions of the purchase agreements and the payment of other obligations. These balances are classified as current or long-term based on the expected date of the release of the funds to the seller.

The Company accounted for these acquisitions under the purchase method of accounting. Accordingly, the Company allocated the total purchase price for these acquisitions to the estimated fair value of assets acquired and liabilities assumed, which are set forth in the following table:

	AbC.R.O.	Magen	Excel	BioDuro
Current assets	$9,935	$3,625	$4,645	$7,122
Property and equipment, net	1,025	609	531	5,850
Other assets	90	—	—	415
Current liabilities	(4,780)	(1,246)	(3,265)	(5,971)
Other long-term liabilities	—	—	—	(2,551)
Value of identifiable intangible assets:
Backlog and customer relationships	7,920	—	3,111	9,810
In-process research and development	—	10,361	—	—
Goodwill	25,843	1,517	17,222	63,781

Total	$40,033	$14,866	$22,244	$78,456

Pro forma results of operations prior to the dates of acquisition have not been presented because the financial results are immaterial.

The Company does not expect to be able to deduct the goodwill related to the AbC.R.O., Magen, Excel or BioDuro acquisitions for tax purposes.

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(numbers in tables in thousands)

(unaudited)

2.	Acquisitions and Dispositions

Dispositions

In May 2009, the Company completed the disposition of substantially all of the assets of its wholly owned subsidiary Piedmont Research Center, LLC for total consideration of $46.0 million. As of December 31, 2009, the purchaser had an indemnification holdback of $3.4 million which was included as a component of other current assets. The Company received the $3.4 million in the first quarter of 2010. Piedmont Research Center provided preclinical research and evaluation of anticancer agents and therapies and was included in the Company’s Discovery Sciences segment.

In December 2009, the Company completed the disposition of its wholly owned subsidiary PPD Biomarker Discovery Sciences, LLC for total consideration of $0.1 million and the right to receive a percentage of the revenue received by the purchaser on contracts that had been awarded as of the date of the acquisition. Contingent consideration will be recognized when and if received in the future. PPD Biomarker Discovery Sciences provided biomarker discovery services and participant sample analysis.

Due to the unique service offerings of these subsidiaries, the Company determined these business units were no longer a long-term strategic fit and elected to sell them.

The results of Piedmont Research Center and PPD Biomarker Discovery Sciences are reported as discontinued operations within the consolidated condensed statements of income as set forth in the following table:

Three Months Ended March 31,
2009
Net revenue	$4,098

Loss from discontinued operations	(828)
Provision for income taxes	(257)
Discontinued operations, net of provision for income taxes	(571)

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

(numbers in tables in thousands)

(unaudited)

3.	Cash and Cash Equivalents, Short-term Investments, Long-term Investments and Other Investments

Cash and cash equivalents, short-term investments, long-term investments and other investments were composed of the following as of the dates set forth below:

	Cash and Cash Equivalents	Short-term Investments	Long-term Investments	Other Investments	Unrealized Gains	Unrealized Losses
As of December 31, 2009
Cash	$228,482
Money market funds	180,421
Auction rate securities			$88,558			$21,317
Municipal debt securities		$36,000			$153	36
Corporate debt securities – FDIC insured		12,713			48	3
Treasury securities		95,932			36	7

Equity method investment:
Celtic Therapeutics Holdings, L.P.				$31,426

Cost basis investments:
Bay City Capital Funds				9,181
A.M. Pappas Funds				3,593
Other investments				441

Total	$408,903	$144,645	$88,558	$44,641	$237	$21,363

As of March 31, 2010
Cash	$184,123
Money market funds	296,449
Auction rate securities			$90,034			$18,516
Municipal debt securities		$32,323			$74	29
Corporate debt securities – FDIC insured		12,722			86	3
Treasury securities		59,204			48

Equity method investment:
Celtic Therapeutics Holdings, L.P.				$29,384

Cost basis investments:
Bay City Capital Funds				9,686
A.M. Pappas Funds				3,653
Other investments				1,134

Total	$480,572	$104,249	$90,034	$43,857	$208	$18,548

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(numbers in tables in thousands)

(unaudited)

3.	Cash and Cash Equivalents, Short-term Investments, Long-term Investments and Other Investments

Short-term and Long-term Investments

The Company classifies its short-term and long-term investments as available-for-sale securities. The Company determines realized and unrealized gains and losses on short-term and long-term investments on a specific identification basis.

For the three months ended March 31, 2009 and 2010, the Company had the following gross realized gains and losses on investments:

	Three Months Ended March 31,
	2009	2010
Gross realized gains on municipal debt securities	$—	$4
Gross realized losses on municipal debt securities	—	53

The Company held $88.6 million and $90.0 million, net of unrealized loss, in auction rate securities at December 31, 2009 and March 31, 2010, respectively. The Company’s portfolio of investments in auction rate securities consists principally of interests in government-guaranteed student loans, insured municipal debt obligations and municipal preferred auction rate securities. Even though the Company liquidated $1.3 million of its auction rate securities portfolio at par value in the first quarter of 2010, the Company classified its entire balance of auction rate securities as long-term investments as of March 31, 2010 due to continuing uncertainties about the liquidity in the auction rate securities market. The Company also recorded an unrealized loss on these investments of $21.3 million and $18.6 million as of December 31, 2009 and March 31, 2010, respectively. The Company recorded this unrealized loss based on a Level 3 valuation, including assumptions about appropriate maturity periods of the instruments by utilizing a 3 to 5 year workout period based on industry expectations, market interest rates for comparable securities and the underlying credit-worthiness of the issuers. The Company concluded that this impairment was temporary because of its ability and intent to hold the auction rate securities until the fair value recovers. The Company will continue to seek to liquidate these investments at par value and will review the classification and valuation of these securities on a quarterly basis.

Equity Method Investment

In October 2009, the Company committed to invest up to $102.7 million in Celtic Therapeutics Holdings, L.P., or Celtic. Celtic is an investment partnership organized for the purpose of identifying, acquiring and investing in a diversified portfolio of novel therapeutic product candidates, with a focus on mid-stage compounds that have progressed through human proof of concept studies and that are targeted to address unmet medical needs. As of March 31, 2010, the Company had invested a total of $32.7 million of the aggregate commitment. For the three months ended March 31, 2010, the Company recognized a loss of $2.0 million, which is based on the Company’s percentage ownership of Celtic’s losses, and as of March 31, 2010, had an investment balance of $29.4 million, which includes cumulative investment losses to date. The underlying book value of the Company’s interest in the net assets of Celtic is $18.3 million and the goodwill associated with the investment is recorded as a component of other investments. The Company expects to invest the remainder of its commitment over a period of four years following the completion of Celtic’s funding.

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(numbers in tables in thousands)

(unaudited)

3.	Cash and Cash Equivalents, Short-term Investments, Long-term Investments and Other Investments

Other Investments

The Company is a limited partner in several venture capital funds established for the purpose of investing in life sciences and healthcare companies. These funds require the Company to commit to make investments in the funds over a period of time. Although the funding commitment has expired for new investments for A.M. Pappas Life Science Ventures, III, L.P., the Company is still required to fund additional investments in existing fund investments and the ongoing operation of the fund. The Company accounts for these funds as cost basis investments and determines realized and unrealized losses on a specific identification method.

The Company is a stockholder in Accelerator III Corporation and certain of its incubator companies. Accelerator III requires the Company to make investments upon request up to its committed capital amount. The Company accounts for this investment as a cost basis investment and determines realized and unrealized losses on a specific identification method.

The Company’s capital commitments in these funds at March 31, 2010 were as follows:

Fund	Ownership	Total Capital Commitment	Remaining Commitment	Commitment Expiration
Bay City Capital Fund IV, L.P.	2.9%	$10,000	$2,488	September 2010
Bay City Capital Fund V, L.P.	2.0%	10,000	7,577	October 2012
A.M. Pappas Life Science Ventures III, L.P.	4.7%	4,750	1,045	December 2009
A.M. Pappas Life Science Ventures IV, L.P.	3.0%	2,935	2,436	February 2014
Accelerator III and incubator companies (1)	19.9%	4,602	2,142	None

(1)	The investment in incubator companies might vary but will not exceed 19.9%.

4.	Accounts Receivable and Unbilled Services

Accounts receivable and unbilled services, net consisted of the following amounts on the dates set forth below:

	December 31, 2009	March 31, 2010
Billed	$273,994	$256,244
Unbilled	161,600	141,233
Allowance for doubtful accounts	(5,924)	(5,545)

Total accounts receivable and unbilled services, net	$429,670	$391,932

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(numbers in tables in thousands)

(unaudited)

5.	Property and Equipment

Property and equipment, stated at cost, consisted of the following amounts on the dates set forth below:

	December 31, 2009	March 31, 2010
Land	$8,299	$8,179
Buildings and leasehold improvements	259,186	260,313
Fixed assets not placed in service	24,086	23,730
Information technology systems under development	10,102	9,028
Furniture and equipment	222,649	221,490
Computer equipment and software	203,447	204,342

Total property and equipment	727,769	727,082
Less accumulated depreciation	(339,310)	(349,936)

Total property and equipment, net	$388,459	$377,146

As of March 31, 2010, fixed assets not placed in service, included software licenses purchased from a third-party vendor with annual payment terms as follows:

June 1, 2010	$4,212
June 1, 2011	4,212
June 1, 2012	4,212

Total future remaining payments	$12,636
Present value discount	(452)

Present value of remaining payments	$12,184

The Company classified its liability related to these licenses as $4.2 million in other accrued expenses and $8.0 million in other long-term liabilities on its consolidated condensed balance sheet as of March 31, 2010.

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(numbers in tables in thousands)

(unaudited)

6.	Goodwill and Intangible Assets

Changes in the carrying amount of goodwill for the three months ended March 31, 2010, by operating segment, were as follows:

	Development	Discovery Sciences	Total
Balance as of December 31, 2009	$276,737	$46,646	$323,383
Goodwill recorded during the period for acquisitions	1,758	—	1,758
Translation adjustments	(2,957)	—	(2,957)

Balance as of March 31, 2010	$275,538	$46,646	$322,184

The Company’s intangible assets were composed of the following as of the dates set forth below:

	December 31, 2009			March 31, 2010
	Carrying Amount	Accumulated Amortization	Net	Carrying Amount	Accumulated Amortization	Net
Backlog and customer relationships	$24,657	$(2,342)	$22,315	$24,656	$(3,264)	$21,392
Other intangible asset	2,000	—	2,000	2,000	—	2,000

Total	$26,657	$(2,342)	$24,315	$26,656	$(3,264)	$23,392

Intangible assets consist of backlog and customer relationships and an other intangible asset. The Company amortizes backlog and customer relationships on a straight-line basis, based on an estimated useful life of two to ten years. The weighted-average amortization period is 6.5 years for backlog and customer relationships. The other intangible asset has an indefinite life, and therefore, the Company does not amortize this asset.

Amortization expense for the three months ended March 31, 2009 and 2010 was $0.2 million and $0.9 million, respectively. As of March 31, 2010, expected amortization expense for each of the next five years is as follows:

2010 (remaining nine months)	$2,795
2011	3,600
2012	2,968
2013	2,791
2014	2,111

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(numbers in tables in thousands)

(unaudited)

7.	Shareholders’ Equity

The Company measures share-based compensation cost at grant date, based on the fair value of the award, and recognizes it as expense over the employee’s requisite service period.

During the three months ended March 31, 2010, the Company granted options to purchase approximately 1,638,000 shares with a weighted-average exercise price of $21.18. This amount includes options to purchase approximately 1,562,000 shares granted in the Company’s annual grant during the first quarter of 2010. All options were granted with an exercise price equal to the fair value of the Company’s common stock on the grant date. The fair value of the Company’s common stock on the grant date is equal to the Nasdaq closing price of the Company’s stock on the date of grant. The weighted-average grant date fair value per share determined using the Black-Scholes option-pricing method and the aggregate fair value of options granted during the three months ended March 31, 2010 was $5.43 and $8.9 million, respectively. As of March 31, 2010, the Company had 10.7 million options outstanding.

8.	Comprehensive Income

Comprehensive income consisted of the following amounts on the dates set forth below:

	Three Months Ended March 31,
	2009	2010
Net income, as reported	$44,569	$17,205
Other comprehensive loss:
Cumulative translation adjustment	(8,622)	(11,910)
Change in fair value of hedging transactions, net of tax benefit of $263 and $1,212, respectively	(900)	(2,854)
Reclassification adjustment for hedging results included in direct costs, net of tax benefit (expense) of ($1,386) and $683, respectively	3,672	(1,249)
Net unrealized gain on investments, net of tax expense of ($3,130) and ($945), respectively	5,684	1,842

Total other comprehensive loss	(166)	(14,171)

Comprehensive income	$44,403	$3,034

Accumulated other comprehensive loss consisted of the following amounts on the dates set forth below:

	December 31, 2009	March 31, 2010
Translation adjustment	$9,951	$(1,959)
Pension liability, net of tax benefit of $5,876	(13,778)	(13,778)
Fair value on hedging transactions, net of tax expense of ($2,792) and ($914), respectively	5,554	1,451
Net unrealized loss on investments, net of tax benefit of $7,434 and $6,489, respectively	(13,692)	(11,850)

Total	$(11,965)	$(26,136)

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(numbers in tables in thousands)

(unaudited)

9.	Accounting for Derivative Instruments and Hedging Activities

The Company has significant international revenues and expenses, and related receivables and payables, denominated in non-functional currencies in the Company’s foreign subsidiaries. As a result, the Company’s operating results can be affected by movements in foreign currency exchange rates. In an effort to minimize this risk, from time to time, the Company purchases currency option and forward contracts as cash flow hedges against anticipated and recorded transactions, and the related receivables and payables denominated in non-functional currencies. The Company only uses currency option and forward contracts as hedges to minimize the variability in the Company’s operating results arising from foreign currency exchange rate movements and not for speculative or trading purposes.

The Company enters into foreign exchange derivatives that are designated and qualify as cash flow hedges of forecasted revenue and expense transactions. The Company recognizes changes in the fair value of the effective portion of these outstanding contracts in accumulated other comprehensive income, or OCI. The Company reclassifies these amounts from OCI and recognizes them in earnings when either the forecasted transaction occurs or it becomes probable that the forecasted transaction will not occur. The Company reclassifies OCI associated with hedges of foreign currency revenue into direct costs upon recognition of the forecasted transaction in the statements of income.

The Company recognizes changes in the ineffective portion of a derivative instrument in earnings in the current period as a component of direct costs. The Company measures effectiveness for forward cash flow hedge contracts by comparing the fair value of the forward contract to the change in the forward value of the anticipated transaction. The Company’s hedging portfolio ineffectiveness during the first three months of 2009 and 2010 was $0.3 million and $0.2 million, respectively.

The Company also manages its exposure on receivables and payables denominated in currencies other than the entity’s functional currency through the use of natural hedges and foreign currency options and forwards, if necessary. The foreign currency derivatives are recorded at fair value, with fluctuations in the fair value being included in the statements of income. There were no outstanding foreign currency options and forwards related to receivables and payables hedging outstanding as of March 31, 2010 and the gains and losses reported in the statements of income were not significant.

As of March 31, 2010, the Company’s existing hedging contracts will expire over the next 21 months. The Company expects to reclassify the current gain positions of $1.5 million, net of tax, within the next 12 months from OCI into the statement of income. At December 31, 2009 and March 31, 2010, the Company’s foreign currency derivative portfolio resulted in the Company recognizing an asset of $9.0 million and $5.1 million, respectively, as a component of other current assets and a liability of $0.6 million and $2.5 million, respectively, as a component of other accrued expenses.

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(numbers in tables in thousands)

(unaudited)

10.	Pension Plan

The Company has a contributory defined benefit plan for its qualifying United Kingdom, or U.K., employees employed by the Company’s U.K. subsidiaries. This pension plan was closed to new participants as of December 31, 2002. In December 2009, the Company amended the plan effective January 1, 2010. Participants are entitled to receive benefits previously accrued which are based on the expected pay at retirement and number of years of service through January 1, 2010, but will receive no additional credit for future years of service. Plan assets consist principally of equities, bonds and cash managed in a mixed fund.

Pension costs for the U.K. pension plan included the following components on the dates set forth below:

	Three Months Ended March 31,
	2009	2010
Service cost	$249	$—
Interest cost	589	799
Expected return on plan assets	(431)	(623)
Amortization of losses	226	267

Net periodic pension cost	$633	$443

For the three months ended March 31, 2010, the Company made contributions totaling $0.1 million.

11.	Commitments and Contingencies

The Company currently maintains insurance for risks, associated with the operation of its business, provision of professional services and ownership of property. These policies provide coverage for a variety of potential losses, including loss or damage to property, bodily injury, general commercial liability, professional errors and omissions and medical malpractice. The Company’s retentions and deductibles associated with these insurance policies range in amounts from $0 to $5.0 million.

The Company is self-insured for health insurance for the majority of its employees located within the United States, but maintains stop-loss insurance on a “claims made” basis for expenses in excess of $0.3 million per member per year. As of December 31, 2009 and March 31, 2010, the Company maintained a reserve of approximately $2.9 million and $2.4 million, respectively, included in other accrued expenses on the consolidated condensed balance sheets, to cover open claims and estimated claims incurred but not reported.

As of March 31, 2010, the Company had commitments to invest up to an aggregate additional $13.5 million in four venture capital funds. The Company had also committed to invest up to an aggregate additional $2.1 million in other investments and $70.0 million in an equity method investment. For further details, see Note 3.

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(numbers in tables in thousands)

(unaudited)

11.	Commitments and Contingencies

As of March 31, 2010, the Company’s total gross unrecognized tax benefits were $29.4 million, of which $14.8 million, if recognized, would reduce its effective tax rate. The Company believes that it is reasonably possible that the total amount of unrecognized tax benefits could decrease by up to $4.7 million within the next twelve months due to the settlement of audits and the expiration of statutes of limitations.

The Company’s policy for recording interest and penalties associated with tax audits is to record them as a component of provision for income taxes. For the three months ended March 31, 2010, the amount of interest and penalties recorded as expense to the statement of income was $0.3 million and approximately $18,000, respectively. As of March 31, 2010, $5.6 million of interest and $1.1 million of penalties were accrued. To the extent interest and penalties are not assessed with respect to uncertain tax positions, the Company will reduce amounts accrued and reflect them as a reduction of the overall income tax provision.

Since 1998 the Company has been involved in compound development and commercialization collaborations, and the Company has developed a risk-sharing research and development model to help pharmaceutical and biotechnology clients develop compounds. Through collaborative arrangements based on this model, the Company assists its clients by sharing the risks and potential rewards associated with the development and commercialization of drugs at various stages of development. The Company plans to spin this business off in mid-2010. As of March 31, 2010, the Company’s four main collaborations were with ALZA, an affiliate of Johnson & Johnson; Takeda Pharmaceuticals Company Limited, or Takeda; Janssen Pharmaceutica N.V., an affiliate of Johnson & Johnson; and Eli Lilly and Co., or Lilly. These collaborations related respectively to, the product Priligy®, the late stage candidate alogliptin, two Phase II-ready therapeutic compounds, and a series of early stage candidates including Vitamin D receptor modulators as well as up to six other programs for topical dermatological indications. They involve the potential future receipt of milestone payments upon the achievement of specified regulatory, sales-based milestones and royalty payments if the compound is approved for sale. To date, Argentina, Austria, Finland, Germany, Italy, Macau, Mexico, New Zealand, Portugal, South Korea, Spain and Sweden have approved Priligy for marketing. The Company is entitled to royalties on net sales of Priligy and sales-based milestones if requisite sales levels are reached. With regard to alogliptin, in June 2009, the FDA issued a complete response to Takeda on its alogliptin new drug application, or NDA, requesting Takeda conduct an additional cardiovascular safety trial that satisfies the FDA’s December 2008 guidance on anti-diabetes therapies. In September 2009, the FDA issued a complete response to Takeda on its NDA for the fixed dose combination of alogliptin and ACTOS™ stating that further review would be dependent on the cardiovascular safety data that would be submitted in support of the alogliptin monotherapy NDA. In April 2010, the Japanese Ministry of Health, Labour and Welfare approved Takeda’s NDA for alogliptin, to be marketed under the trade name NESINA®. Upon pricing approval for NESINA in Japan, the Company will be entitled to receive a $7.5 million milestone payment. The compounds related to Janssen Pharmaceutica and Lilly are still in discovery and development, respectively, and have not generated any milestone payments.

As of March 31, 2010, the Company had four collaborations that involve potential future expenditures. The first is the Company’s collaboration with ALZA, for Priligy. In connection with this collaboration, the Company has an obligation to pay a royalty to Lilly of 5% on annual net sales of the compound in excess of $800 million.

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(numbers in tables in thousands)

(unaudited)

11.	Commitments and Contingencies

The second collaboration involving future expenditures is with Ranbaxy Laboratories Ltd. In February 2007, the Company exercised an option to license from Ranbaxy a statin compound that the Company is developing as a potential treatment for dyslipidemia, a metabolic disorder characterized by high cholesterol levels. Under the agreement, the Company has an exclusive license to make, use, sell, import and sublicense the compound and any licensed product anywhere in the world for any human use. The Company is solely responsible, and will bear all costs and expenses, for the development, manufacture, marketing and commercialization of the compound and licensed products. It is obligated to pay Ranbaxy milestone payments upon the occurrence of specified clinical development events. If a licensed product is approved for sale, the Company must also pay Ranbaxy royalties based on sales of the product, as well as milestone payments based on the achievement of specified worldwide sales targets. If all criteria are met, the total amount of potential clinical and sales-based milestones that the Company would be obligated to pay Ranbaxy is $43.0 million plus royalties from the sale of product, if approved, ranging from the mid to high single-digit percentages. The Company completed a high dose comparator study in healthy volunteers and continues to conduct limited development activities on the Ranbaxy statin compound while it evaluates alternatives for future development and commercialization.

The third collaboration involving future expenditures is with Lilly. In April 2009, the Company acquired Magen BioSciences, Inc., a biotechnology company founded in 2006 to discover dermatologic therapies. As a result, the Company expanded the compound partnering business into dermatology and gained screening and research capabilities for dermatologic compounds. The Company has an exclusive license with Lilly to develop and commercialize Vitamin D receptor modulator compounds for use as topical treatments in dermatological indications. It also has an option agreement with Lilly to screen compounds from six additional platforms for potential utility in dermatology. The Company previously completed screening of MAG-131, which is one of the Vitamin D receptor modulators under license from Lilly, but suspended the MAG-131 program due to efficacy data that was discovered in late 2009. The Company recently completed the screening of another Vitamin D receptor modulator licensed from Lilly and determined not to pursue it for further development. Under the license arrangements with Lilly, the Company is obligated to pay clinical development milestones as well as royalties based on the sales of product. If all criteria are met, the total potential clinical development milestones that the Company would be obligated to pay is $21.4 million per compound developed plus royalties from the sale of the product, if approved, ranging from the mid single-digit to low double-digit percentages. Currently, the Company is also investigating other compounds under material transfer agreements to identify potential drug development candidates for dermatological indications, and is considering other strategic alternatives for the dermatology business.

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(numbers in tables in thousands)

(unaudited)

11.	Commitments and Contingencies

The fourth collaboration involving future expenditures is with Janssen Pharmaceutica. In November 2009, the Company entered into agreements with Janssen Pharmaceutica to develop and commercialize two Phase II-ready therapeutic compounds. The Company plans to study the mu delta compound as a treatment for diarrhea-predominant irritable bowel syndrome, or IBSd, and the fluoroquinolone compound as a treatment for community-acquired bacterial pneumonia and complicated skin and skin structure infections caused by gram negative or gram positive bacteria, including Methicillin-resistant Staphylococcus aureus, or MRSA. Under the two agreements, the Company in-licensed the two compounds and will advance the compounds through Phase II development. At the completion of Phase II, Janssen Pharmaceutica will have the option to continue development and commercialization of each compound. In exchange, the Company may receive, for each compound, up to $90.0 million in regulatory milestone payments and up to $75.0 million in sales-based milestone payments, as well as royalties on sales of each compound if approved for marketing. In the event Janssen Pharmaceutica elects not to continue a program, the Company has the option to continue developing and commercializing the compound for that program and Janssen Pharmaceutica may receive, for each compound, up to $50.0 million in regulatory milestone payments and up to $75.0 million in sales-based milestone payments, as well as product sales royalties ranging from the mid single-digits to low double-digits, if approved for marketing.

In March 2010, the Company entered into a credit agreement to be used for trade payables in connection with a specified drug candidate with Celtic Pharma Development Services Bermuda Ltd., as the borrower, a subsidiary of Celtic Pharmaceutical Holdings L.P. Celtic Therapeutics Holdings L.P. is one of the two successor funds to Celtic Pharmaceutical Holdings L.P. Under the credit agreement, the Company agreed to provide a non-revolving line of credit to the borrower of up to a maximum of $18.0 million. Celtic Pharma Development Services Bermuda Ltd. has appointed the Company to conduct certain clinical studies on that specified drug candidate. Principal and interest are due and payable no later than June 30, 2013 and are secured by a guarantee of an affiliate of the borrower. As of March 31, 2010, the Company had advanced $0.5 million to the borrower.

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

The accounting standards related to fair value establish a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are inputs that market participants would use in pricing the asset or liability developed based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the assumptions market participants would use in pricing the asset or liability based on the best information available in the circumstances. The hierarchy is broken down into three levels based on the inputs as follows:

•

Level 1 – Valuations based on quoted prices for identical assets or liabilities in active markets that the Company has the ability to access. Items valued using Level 1 inputs include money market funds, U.S. treasury securities and exchange traded equity securities.

•

Level 2 – Valuations based on quoted prices in markets that are not active or for which all significant inputs are observable, either directly or indirectly. Items valued using Level 2 inputs include derivatives and corporate and municipal debt securities.

•	Level 3 – Valuations based on inputs that are unobservable and significant to the overall fair value measurement. Items valued using Level 3 inputs include auction rate securities.

Level 2 valuations include the use of matrix pricing models, quotes for comparable securities and valuation models using observable market inputs. The Company’s auction rate securities are measured using models which use unobservable inputs such as the anticipated time to market liquidity and appropriate rates of return for comparable securities.

The following table presents information about the Company’s assets and liabilities required to be measured at fair value on a recurring basis:

	Level 1	Level 2	Level 3	Total
As of December 31, 2009
Assets
Money market funds	$180,421	$—	$—	$180,421
Short-term investments:
Treasury securities	95,932	—	—	95,932
Municipal debt securities	—	36,000	—	36,000
Corporate debt securities	9,165	3,548	—	12,713
Long-term investments	—	—	88,558	88,558
Derivative contracts	—	9,004	—	9,004

Total assets	$285,518	$48,552	$88,558	$422,628

Liabilities
Derivative contracts	$—	$611	$—	$611

Total liabilities	$—	$611	$—	$611

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(numbers in tables in thousands)

(unaudited)

12.	Fair Value of Financial Instruments

	Level 1	Level 2	Level 3	Total
As of March 31, 2010
Assets
Money market funds	$296,449	$—	$—	$296,449
Short-term investments:
Treasury securities	59,204	—	—	59,204
Municipal debt securities	—	32,323	—	32,323
Corporate debt securities	—	12,722	—	12,722
Long-term investments	—	—	90,034	90,034
Derivative contracts	—	5,084	—	5,084

Total assets	$355,653	$50,129	$90,034	$495,816

Liabilities
Derivative contracts	$—	$2,538	$—	$2,538

Total liabilities	$—	$2,538	$—	$2,538

The following table provides a reconciliation of the beginning and ending balances for assets and liabilities measured at fair value using significant unobservable inputs (Level 3) for the three months ended March 31, 2010:

Long-term investments
Balance as of December 31, 2009	$88,558

Liquidation of investments	(1,325)
Decrease in unrealized loss on investments included in other comprehensive income	2,801

Balance as of March 31, 2010	$90,034

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(numbers in tables in thousands)

(unaudited)

13.	Business Segment Data

Revenue by principal business segment is separately stated in the consolidated condensed financial statements. Operating income and identifiable assets by principal business segment were as follows as of the dates set forth below:

	Three Months Ended March 31,
	2009	2010
Operating income (loss):
Development	$62,611	$36,811
Discovery Sciences	3,977	(10,740)

Total	$66,588	$26,071

	December 31, 2009	March 31, 2010
Identifiable assets:
Development	$1,969,103	$1,931,983
Discovery Sciences	61,100	64,940

Total	$2,030,203	$1,996,923

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis is provided to increase understanding of, and should be read in conjunction with, our consolidated condensed financial statements and accompanying notes. In this discussion, the words “PPD”, “we”, “our” and “us” refer to Pharmaceutical Product Development, Inc., together with its subsidiaries where appropriate.

Forward-looking Statements

This Form 10-Q contains forward-looking statements within the meaning of the federal securities laws. These statements relate to future events or our future financial performance. Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events or performance, expectations, predictions, assumptions and other statements that are not statements of historical facts. In some cases, you can identify forward-looking statements by terminology such as “might”, “will”, “should”, “expect”, “plan”, “anticipate”, “believe”, “estimate”, “predict”, “intend”, “potential” or “continue”, or the negative of these terms, or other comparable terminology. These statements are only predictions. These statements rely on a number of assumptions and estimates that could be inaccurate and that are subject to risks and uncertainties. Actual events or results might differ materially due to a number of factors, including those listed in “Potential Volatility of Quarterly Operating Results and Stock Price” below and in “Item 1A. Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2009. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.

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

We have been in the drug development business for more than 25 years. Our development services include preclinical programs and Phase I through Phase IV clinical development services, as well as bioanalytical, cGMP, global central laboratory and vaccines and biologics laboratory services. We have extensive clinical trial experience, including regional, national and global studies across a wide spectrum of therapeutic areas and in 102 countries spanning six continents. In addition, for marketed drugs, biologics and devices, we offer support such as product launch services, medical information, patient compliance programs, patient and disease registry programs, product safety and pharmacovigilance, Phase IV monitored studies and prescription-to-over-the-counter, or Rx to OTC, programs.

With 82 offices in 41 countries and more than 10,500 employees worldwide, we have provided services to 49 of the top 50 pharmaceutical companies in the world as ranked by 2008 healthcare research and development spending. We also work with leading biotechnology companies and government organizations that sponsor clinical research. We are one of the world’s largest providers of drug development services based on 2009 annual net revenue generated from contract research organizations.

Building on our outsourcing relationship with pharmaceutical and biotechnology clients, we established our Discovery Sciences business in 1997. This business primarily focuses on compound development and commercialization collaborations. We have developed a risk-sharing research and development model to help pharmaceutical and biotechnology clients develop compounds. Through collaborative arrangements based on this model, we assist our clients by sharing the risks and potential rewards of the development and commercialization of drugs at various stages of development. As previously announced, we plan to spin this business off to our shareholders and expect to complete the spin-off in mid-2010.

Our integrated drug discovery and development services offer our clients a way to identify and develop drug candidates more quickly and cost-effectively. In addition, with global infrastructure, we are able to accommodate the multinational drug discovery and development needs of our clients. For more detailed information on PPD, see our Annual Report on Form 10-K for the year ended December 31, 2009.

Executive Overview

Our revenues depend on a relatively small number of industries and clients. As a result, we closely monitor the market for our services. For a discussion of the trends affecting the market for our services, see “Item 1. Business – Industry Overview – Trends Affecting the Drug Discovery and Development Industry” in our Annual Report on Form 10-K for the year ended December 31, 2009. In the first quarter of 2010, we experienced higher demand for our services and lower cancellation rates than we experienced during 2009, which was a difficult year. We continue to believe in the fundamentals of the market and that it will continue to rebound in future periods. For the remainder of 2010, we plan to focus on sales execution, operational performance and building strategic partnerships with pharmaceutical and biotechnology companies.

We continue to integrate the companies we acquired in 2009 into our operations. In November 2009, we acquired Excel PharmaStudies, Inc., one of the largest CROs in China. Excel is headquartered in Beijing, China and has offices in more than 15 cities throughout China. With this acquisition we strengthened our global footprint, significantly expanded our presence and reach within China and improved our ability to offer Phase II-IV clinical, data management, biostatistics, regulatory and quality assurance services. Shortly after acquiring Excel, we completed our acquisition of BioDuro LLC, a drug discovery services company that provides a broad range of integrated drug discovery services to biopharmaceutical companies. BioDuro operates a state-of-the-art, 110,000 square foot facility in Beijing, China and provides fully integrated programs to synthesize and optimize novel compounds to generate drug development candidates. The acquisition of BioDuro expanded our spectrum of service offerings. In March 2010, we launched our Vaccine and Biologics Center of Excellence which is focused specifically on the development of vaccines, monoclonal antibodies, peptides, protein-drug conjugates, and other biologics.

We review various metrics to evaluate our financial performance, including period-to-period changes in backlog, new authorizations, cancellation rates, revenue, margins and earnings. In the first quarter of 2010, we had net authorizations of $479.8 million, an increase of 31.4% over the same period in 2009. The cancellation rate for the first quarter of 2010 was 4.1% of backlog, compared to 6.7% for the same period in 2009. As of March 31, 2010, backlog was $3.1 billion, up 4.1% from December 31, 2009. The average length of our contracts in backlog increased to 35 months as of March 31, 2010, up from 34 months as of March 31, 2009, due to several new contracts with longer than average duration.

Backlog by client type as of March 31, 2010 was 77.6% pharmaceutical, 15.6% biotech and 6.8% government/other, as compared to 62.6% pharmaceutical, 28.5% biotech and 8.9% government/other as of March 31, 2009. Net revenue by client type for the quarter ended March 31, 2010 was 74.8% pharmaceutical, 21.4% biotech and 3.8% government/other, compared to 59.9% pharmaceutical, 28.0% biotech and 12.1% government/other for the quarter ended March 31, 2009. This change in the composition of our backlog and net revenue is primarily a result of an increase in the percentage of authorizations from pharmaceutical companies during the twelve month period ended March 31, 2010 and mergers of biotechnology clients into pharmaceutical companies.

For the first quarter of 2010, net revenue contribution by service area for our Development segment was 77.0% for Phase II-IV services, 19.7% for laboratory services and 3.3% for the Phase I clinic, compared to 79.9% for Phase II-IV services, 17.2% for laboratory services and 2.9% for the Phase I clinic for the same period in 2009. Our top therapeutic areas by net revenue for the quarter ended March 31, 2010 were oncology, circulatory/cardiovascular, endocrine/metabolic, infectious diseases and central nervous system. For a detailed discussion of our revenue, margins, earnings and other financial results for the quarter ended March 31, 2010, see “Results of Operations – Three Months Ended March 31, 2009 versus Three Months Ended March 31, 2010” below.

Our operating margin rate for the first quarter of 2010 was 13.0% and reflects investments we have made in our Phase II-IV business, overhead and integration expenses from our acquisitions of Excel and Bioduro in China, start-up expenses associated with our new cGMP lab in Ireland and call center in Eastern Europe, and investments in information technology and business development. We anticipate an improvement in the operating margin rate during the course of 2010 from projected revenue growth and our investments. We continue to focus on all selling, general and administrative, or SG&A, spending and driving efficiencies, while selectively investing for future growth and productivity gains.

Capital expenditures for the three months ended March 31, 2010 totaled $11.1 million. These capital expenditures were primarily for scientific equipment for our laboratory units, computer hardware and software and various leasehold improvements. We made these investments to support our business and to improve the efficiencies of our operations. For the remainder of 2010, we expect to spend between $64 million to $74 million for capital expenditures, primarily for facility expansions and improvements, as well as investments in information technology and new laboratory equipment.

As of March 31, 2010, we had $674.9 million of cash, cash equivalents and short- and long-term investments. In the first quarter of 2010, we generated $62.0 million in cash from operations. The number of days’ revenue outstanding in accounts receivable and unbilled services, net of unearned income, also known as DSO, was 25 days for the first quarter of 2010, compared to 31 days for the year ended December 31, 2009. DSO decreased in the first quarter of 2010 due to improved cash collections, the mix of contracts performed and their payment terms. We plan to continue to monitor DSO and the various factors that affect it. However, we expect DSO will continue to fluctuate from quarter to quarter depending on contract terms, the mix of contracts performed and our success in collecting receivables.

In October 2009, we announced a plan to spin-off our compound partnering business into a separate, independent, publicly traded company. At the closing of the spin-off, we will capitalize the separate company with cash and cash equivalents amounting to $100.0 million. Our wholly owned subsidiary that will own and operate the compound partnering business after the spin-off, Furiex Pharmaceuticals, Inc., filed a Registration Statement on Form 10 with the SEC on February 24, 2010. We expect to complete the spin-off by the middle of 2010.

New Business Authorizations and Backlog

We add new business authorizations, which are sales of our services, to backlog when we enter into a contract or letter of intent or receive a verbal commitment. Authorizations can vary significantly from quarter to quarter and contracts generally have terms ranging from several months to several years. We recognize revenue on these authorizations as services are performed. Our new authorizations for the three months ended March 31, 2009 and 2010 were $579.7 million and $607.1 million, respectively.

Our backlog consists of anticipated net revenue from contracts, letters of intent and verbal commitments that either have not started but are anticipated to begin in the future, or are in process and have not been completed. As of March 31, 2010, the remaining duration of the contracts in our backlog ranged from one to 104 months, with a weighted-average duration of 35 months. We expect the weighted-average duration of the contracts in our backlog to fluctuate from quarter to quarter in the future, based on the contracts constituting our backlog at any given time. Amounts included in backlog represent anticipated future net revenue, exclude net revenue that has been recognized previously in our statements of income and have been adjusted for foreign currency fluctuations. Our backlog as of March 31, 2009 and 2010 was $3.2 billion and $3.1 billion, respectively. For various reasons discussed in “Item 1. Business – Backlog” in our Annual Report on Form 10-K for the year ended December 31, 2009, including contract cancellations, our backlog might never be recognized as revenue and is not necessarily a meaningful predictor of future performance.

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

In connection with the management of clinical trials, we pay, on behalf of our clients, fees to investigators and test subjects as well as other out-of-pocket costs for items such as travel, printing, meetings and couriers. Our clients reimburse us for these costs. Amounts paid by us as a principal for out-of-pocket costs are included in direct costs as reimbursable out-of-pocket expenses and the reimbursements we receive as a principal are reported as reimbursed out-of-pocket revenue. In our statements of income, we combine amounts paid by us as an agent for out-of-pocket costs with the corresponding reimbursements, or revenue, we receive as an agent. During the three months ended March 31, 2009 and 2010, fees paid to investigators and other fees we paid as an agent and the associated reimbursements were approximately $70.9 million and $84.6 million, respectively.

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

The Discovery Sciences segment generates revenue in the form of upfront payments, development and regulatory milestone payments, royalties and sales-based milestone payments in connection with the out-licensing of compounds. All future milestones and royalties will depend on the future success of our collaborators in developing and commercializing the compound. Upfront payments are generally paid within a short period of time following the execution of an out-license and collaboration agreement. Milestone payments are typically one-time payments to us triggered by the collaborator’s achievement of specified development and regulatory events such as the commencement of Phase III trials or regulatory submission or approval. Royalties are payments received by us based on net product sales of a collaboration. Sales-based milestone payments are typically one-time payments to us triggered when the aggregate net sales of product by a collaborator for a specified period (for example, an annual period) reach an agreed upon threshold amount. We recognize these various forms of payment from our collaborators when the event which triggers the obligation of payment has occurred, there are no further obligations on our part in connection with the payment, and collection is reasonably assured.

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

Three Months Ended March 31, 2009 versus Three Months Ended March 31, 2010

The following table sets forth amounts from our consolidated condensed financial statements along with the dollar and percentage change for the three months ended March 31, 2009 compared to the three months ended March 31, 2010.

	Three Months Ended March 31,
(in thousands, except per share data)	2009	2010	$ Inc (Dec)	% Inc (Dec)
Net revenue:
Development	$335,354	$323,827	$(11,527)	(3.4%)
Discovery Sciences	5,162	293	(4,869)	(94.3)
Reimbursed out-of-pockets	23,854	22,649	(1,205)	(5.1)

Total net revenue	364,370	346,769	(17,601)	(4.8)

Direct costs:
Development	164,169	160,001	(4,168)	(2.5)
Discovery Sciences	295	152	(143)	(48.5)
Reimbursable out-of-pocket expenses	23,854	22,649	(1,205)	(5.1)

Total direct costs	188,318	182,802	(5,516)	(2.9)

Research and development expenses	1,311	7,706	6,395	487.8
Selling, general and administrative expenses	93,135	113,080	19,945	21.4
Depreciation and amortization	15,018	17,110	2,092	13.9

Operating income	66,588	26,071	(40,517)	(60.9)

Loss from equity method investment	—	(2,042)	(2,042)	(100.0)
Other income (expense), net	(218)	1,273	1,491	683.9

Income from continuing operations before provision for income taxes	66,370	25,302	(41,068)	(61.9)
Provision for income taxes	21,230	8,097	(13,133)	(61.9)

Income from continuing operations	45,140	17,205	(27,935)	(61.9)
Discontinued operations, net of provision for income taxes	(571)	—	571	100.0

Net income	$44,569	$17,205	$(27,364)	(61.4)

Income per diluted share from continuing operations	$0.38	$0.14	$(0.24)	(63.2)

Income per diluted share from discontinued operations	$—	$—	$—	—

Net income per diluted share	$0.38	$0.14	$(0.24)	(63.2)

Total net revenue decreased $17.6 million to $346.8 million in the first quarter of 2010. The decrease in total net revenue resulted from decreases in both our Development and Discovery Sciences segment revenue. The Development segment generated net revenue of $323.8 million, which accounted for 93.4% of total net revenue for the first quarter of 2010. The $11.5 million decrease in Development segment net revenue was primarily attributable to an $18.8 million decrease in net revenue from our Phase II-IV services, partially offset by an increase of $6.4 million in our laboratory units. Of the decrease in our Phase II-IV services, $3.2 million was due to the weakening of the U.S. dollar relative to the euro, Brazilian real and pound sterling and the remaining $15.6 million decrease in Phase II-IV services was related to the decrease in net authorizations awarded in 2009. The increase in net revenue from our laboratory units was primarily related to the laboratory we acquired in late 2009.

The Discovery Sciences segment generated net revenue of $0.3 million in the first quarter of 2010, a decrease of $4.9 million from 2009. The higher 2009 Discovery Sciences net revenue was mainly attributable to the $5.0 million milestone payment we received in the first quarter of 2009 as a result of regulatory approvals of Priligy.

Total direct costs decreased $5.5 million to $182.8 million in the first quarter of 2010 primarily as the result of a decrease in Development segment direct costs. Development segment direct costs decreased $4.2 million to $160.0 million in the first quarter of 2010. The decrease was mainly attributable to a hedging gain of $2.0 million in the first quarter of 2010 compared to a hedging loss of $4.6 million in the first quarter of 2009 resulting in a decrease to direct costs of $6.5 million. In addition, we incurred an increase in research credits taken of $2.7 million and a decrease in contract labor and subcontractor costs of $2.3 million due to the April 2009 acquisition of AbC.R.O., Inc., partially offset by a $2.4 million increase in personnel costs and a $2.4 million increase in supply costs related to our laboratories.

R&D expenses increased $6.4 million to $7.7 million in the first quarter of 2010. The increase in R&D expense was primarily due to development costs associated with the two therapeutic compounds acquired from Janssen Pharmaceutica in November 2009.

SG&A expenses increased $19.9 million to $113.1 million in the first quarter of 2010. The increase in SG&A expenses was primarily related to a $10.3 million increase in personnel costs related to merit increases and costs associated with an additional 700 employees primarily related to the acquisitions completed in 2009. In addition, we incurred a $3.2 million increase in accounting and legal costs related to our proposed compound partnering spin-off and a $3.3 million increase in facilities and information systems costs.

Depreciation and amortization expense increased $2.1 million to $17.1 million in the first quarter of 2010. The increase was related to property and equipment we acquired to accommodate future growth.

In October 2009, we committed to invest up to $102.7 million in Celtic Therapeutics Holdings, L.P, or Celtic. As of March 31, 2010, we had invested a total of $32.7 million of the aggregate commitment. This investment is accounted for under the equity method of accounting. For the three months ended March 31, 2010, we recognized a loss from equity investment of $2.0 million. As of March 31, 2010, our investment balance in Celtic was $29.4 million.

Other income (expense), net increased $1.5 million to $1.3 million in the first quarter of 2010. This increase was due primarily to a $2.3 million increase in net gain on foreign currency transactions from the first quarter of 2009. The increase was partially offset by a $0.9 million decrease in interest income from lower interest rates earned on cash balances.

Our provision for income taxes from continuing operations decreased $13.1 million to $8.1 million in the first quarter of 2010. Our effective income tax rate from continuing operations for the first quarter of 2010 and 2009 was 32.0%.

Results of operations from discontinued operations, net of provision for income taxes was $0.6 million in the first quarter of 2009. In May 2009, we completed the disposition of substantially all of the assets of Piedmont Research Center, LLC. Piedmont Research Center provided preclinical research and evaluation of anticancer agents and therapies. In December 2009, we completed the disposition of our wholly owned subsidiary, PPD Biomarker Discovery Sciences, LLC. PPD Biomarker Discovery Sciences provided biomarker discovery services and participant sample analysis. As a result, these business units have been shown as discontinued operations for 2009.

Net income decreased $27.4 million to $17.2 million in the first quarter of 2010, a decrease of 61.4% from $44.6 million in the first quarter of 2009. Net income per diluted share of $0.14 in the first quarter of 2010 represents a 63.2% decrease from $0.38 net income per diluted share in the first quarter of 2009.

Liquidity and Capital Resources

As of March 31, 2010, we had $480.6 million of cash and cash equivalents and $104.2 million of short-term investments. We invest our cash and cash equivalents and short-term investments in financial instruments that are issued or guaranteed by the U.S. government and municipal debt obligations. Our expected primary cash needs are for capital expenditures, expansion of services, possible acquisitions, investments, geographic expansion, dividends, working capital, and other general corporate purposes. We have historically funded our operations, dividends and growth, including acquisitions, primarily with cash flow from operations.

We held approximately $88.6 million and $90.0 million, net of unrealized loss, in auction rate securities at December 31, 2009 and March 31, 2010, respectively. Our portfolio of investments in auction rate securities consists of interests in government-guaranteed student loans, insured municipal debt obligations and municipal preferred auction rate securities. Even though we liquidated $1.3 million of our auction rate securities portfolio at par value in the first quarter of 2010, we classified our entire balance of auction rate securities as long-term investments as of March 31, 2010 due to uncertainties about the liquidity in the auction rate securities market. We also recorded an unrealized loss on these investments of $21.3 million and $18.6 million as of December 31, 2009 and March 31, 2010, respectively. We concluded that this was a temporary impairment because of our ability to hold the auction rate securities until the fair value recovers. We will continue to seek to liquidate these investments at par value and will review the classification and valuation of these securities quarterly.

In the first three months of 2010, our operating activities provided $62.0 million in cash as compared to $67.5 million for the same period last year. The change in cash flow was due primarily to (1) lower net income in 2010, (2) a $5.2 million increase in noncash items relating to investing or financing activities, including a net-of-tax loss from equity investment of $1.3 million, an increase in depreciation and amortization of $1.8 million, an increase in loss on sale of assets of $0.6 million, an increase in the provision for doubtful accounts of $0.6 million and an increase in stock option expense of $0.5 million, and (3) changes in operating cash receipts and payments totaling $18.5 million. The change in adjustments for accruals of expected future operating cash receipts and payments includes accounts receivable and unbilled services of $28.5 million, payables to investigators of $5.4 million and prepaid expenses and investigator advances of $1.3 million. The change in adjustments for deferrals of past operating cash receipts and payments includes unearned income of ($8.3) million and accounts payable and other accrued expenses and deferred rent of ($9.7) million. Fluctuations in receivables and unearned income occur on a regular basis as we perform services, achieve milestones or other billing criteria, send invoices to clients and collect outstanding accounts receivable. This activity varies by individual client and contract. We attempt to negotiate payment terms that provide for payment of services prior to or soon after the provision of services, but the levels of unbilled services and unearned revenue can vary significantly from quarter to quarter.

In the first three months of 2010, our investing activities provided $31.7 million in cash. We used cash of $5.4 million to purchase investments and $11.1 million for capital expenditures. These amounts were offset by additional proceeds from the sale of business of $3.6 million and maturity and sale of investments of $44.6 million. Our capital expenditures in the first three months of 2010 primarily consisted of $4.5 million for additional scientific equipment for our laboratory units, $4.4 million for computer software and hardware and $2.2 million for various leasehold improvements.

In the first three months of 2010, our financing activities used $13.1 million of cash. We used $17.8 million to pay dividends, which was partially offset by proceeds of $4.7 million from stock option exercises and purchases under our employee stock purchase plan.

The following table sets forth amounts from our consolidated condensed balance sheet affecting our working capital, along with the dollar amount of the change from December 31, 2009 to March 31, 2010.

(in thousands)	December 31, 2009	March 31, 2010	$ Inc (Dec)
Current assets:
Cash and cash equivalents	$408,903	$480,572	$71,669
Short-term investments	144,645	104,249	(40,396)
Accounts receivable and unbilled services, net	429,670	391,932	(37,738)
Income tax receivable	16,887	13,006	(3,881)
Investigator advances	13,980	14,941	961
Prepaid expenses	24,458	23,805	(653)
Deferred tax assets	26,068	27,598	1,530
Cash held in escrow	12,415	12,367	(48)
Other current assets	55,115	42,294	(12,821)

Total current assets	$1,132,141	$1,110,764	$(21,377)

Current liabilities:
Accounts payable	$34,005	$27,492	$(6,513)
Payables to investigators	54,428	57,057	2,629
Accrued income taxes	4,043	4,517	474
Other accrued expenses	200,720	191,206	(9,514)
Unearned income	297,844	281,767	(16,077)

Total current liabilities	$591,040	$562,039	$(29,001)

Working capital	$541,101	$548,725	$7,624

Working capital as of March 31, 2010 was $548.7 million, compared to $541.1 million at December 31, 2009. The increase in working capital was due primarily to an increase in cash and cash equivalents offset by decreases in short-term investments, accounts receivable and unbilled services, net and unearned income.

In October 2009, we announced a plan to spin-off our compound partnering business into a separate publicly traded company. At the closing of the spin-off, we will capitalize the separate company with cash and cash equivalents amounting to $100.0 million.

For the three months ended March 31, 2010, DSO was 25 days compared to 31 days for the year ended December 31, 2009. We calculate DSO by dividing accounts receivable and unbilled services less unearned income by average daily gross revenue for the applicable period. We expect DSO will continue to fluctuate in the future depending on contract terms, the mix of contracts performed within a quarter, the levels of investigator advances and unearned income, and our success in collecting receivables.

Effective August 1, 2009, we renewed our $25.0 million revolving credit facility with Bank of America, N.A. Indebtedness under the facility is unsecured and subject to covenants relating to financial ratios and restrictions on certain types of transactions. This credit facility does not restrict or limit the payment of dividends. We were in compliance with all loan covenants as of March 31, 2010. Outstanding borrowings under the facility bear interest at an annual fluctuating rate equal to the one-month London Interbank Offered Rate, or LIBOR, plus a margin of 0.75%. We can use borrowings under this credit facility for working capital and general corporate purposes. This credit facility is currently scheduled to expire in June 2010, at which time any outstanding balance will be due. As of March 31, 2010, no borrowings were outstanding under this credit facility, although the aggregate amount available for borrowing had been reduced by $1.8 million due to outstanding letters of credit issued under this facility.

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

In 2008, we announced that our board of directors approved a stock repurchase program authorizing us to repurchase up to $350.0 million of our common stock from time to time in the open market. As of March 31, 2010, $260.7 million remained available for share repurchases under the stock repurchase program. Although we do not presently intend to repurchase additional shares in the near term under our existing repurchase program, if we do, we expect to finance any such potential stock repurchases from existing cash and cash flows from operations.

In October 2009, we committed to invest up to $102.7 million in Celtic Therapeutics Holdings L.P., or Celtic. Celtic is an investment partnership organized for the purpose of identifying, acquiring and investing in a diversified portfolio of novel therapeutic product candidates, with a focus on mid-stage compounds that have progressed through human proof of concept studies that are targeted to address unmet medical needs. As of March 31, 2010, we had invested a total of $32.7 million of the aggregate commitment and had an investment balance of $29.4 million after taking into account our percentage of Celtic’s losses to date. We expect to invest the remainder of our commitment over a period of four years.

In March 2010, we entered into a credit agreement to be used for trade payables in connection with a specified drug candidate with Celtic Pharma Development Services Bermuda Ltd., as the borrower, a subsidiary of Celtic Pharmaceutical Holdings L.P. Celtic Therapeutics Holdings L.P. is one of the two successor funds to Celtic Pharmaceutical Holdings L.P. Under the credit agreement, we agreed to provide a non-revolving line of credit to the borrower of up to a maximum of $18.0 million. Celtic Pharma Development Services Bermuda Ltd. has appointed us to conduct certain clinical studies on that specified drug candidate. Principal and interest are due and payable no later than June 30, 2013 and are secured by a guarantee of an affiliate of the borrower. As of March 31, 2010, we had advanced $0.5 million to the borrower.

As of March 31, 2010, we had commitments to invest up to an aggregate additional $13.5 million in four venture capital funds and $2.1 million in other investments. For further details, see Note 3 in the notes to the consolidated condensed financial statements.

As of March 31, 2010, the total gross unrecognized tax benefits were $29.4 million and of this total, $14.8 million is the amount that, if recognized, would reduce our effective tax rate. We believe that it is reasonably possible that the total amount of unrecognized tax benefits could decrease by up to $4.7 million within the next twelve months due to the settlement of audits and the expiration of statutes of limitations.

Our policy for recording interest and penalties associated with tax audits is to record them as a component of provision for income taxes. For the first three months ended March 31, 2010, the amount of interest and penalties recorded as expense to the statement of income was $0.3 million and approximately $18,000, respectively. As of March 31, 2010, $5.6 million of interest and $1.1 million of penalties were accrued with respect to uncertain tax positions. To the extent these interest and penalties are not assessed, we will reduce amounts accrued and reflect them as a reduction of the overall income tax provision.

Since 1998, we have been involved in compound development and commercialization collaborations, and we have developed a risk-sharing research and development model to help pharmaceutical and biotechnology clients develop compounds. Through collaborative arrangements based on this model, we assist our clients by sharing the risks and potential rewards associated with the development and commercialization of drugs at various stages of development. We plan to spin this business off in mid-2010. As of March 31, 2010, our four main collaborations were with ALZA, an affiliate of Johnson & Johnson; Takeda Pharmaceuticals Company Limited; Janssen Pharmaceutica N.V., an affiliate of Johnson & Johnson; and Eli Lilly and Co., or Lilly. These collaborations related respectively to, the product Priligy, the late stage candidate alogliptin, two Phase II-ready therapeutic compounds, and a series of early stage candidates including Vitamin D receptor modulators as well as up to six other programs for topical dermatological indications. They involve the potential future receipt of milestone payments upon the achievement of specified regulatory, sales-based milestones and royalty payments if the compound is approved for sale. To date, Argentina, Austria, Finland, Germany, Italy, Macau, Mexico, New Zealand, Portugal, South Korea, Spain and Sweden have approved Priligy for marketing. We are entitled to royalties on net sales of Priligy and sales-based milestones if requisite sales levels are reached. With regard to alogliptin, in June 2009, the FDA issued a complete response to Takeda on its alogliptin NDA, requesting Takeda conduct an additional cardiovascular safety trial that satisfies the FDA’s December 2008 guidance on anti-diabetes therapies. In September 2009, the FDA issued a complete response to Takeda on its NDA for the fixed dose combination of alogliptin and ACTOS stating that further review would be dependent on the cardiovascular safety data that would be submitted in support of the alogliptin monotherapy NDA. In April 2010, the Japanese Ministry of Health, Labour and Welfare approved Takeda’s NDA for alogliptin, to be marketed under the trade name NESINA®. Upon pricing approval for NESINA in Japan, we will be entitled to receive a $7.5 million milestone payment. The compounds related to Janssen and Lilly are still in discovery and development and have not generated any milestone payments. Due to the risks associated with drug development and commercialization, including poor or unexpected preclinical and clinical trial results, obtaining regulatory approval to sell in any country and changing regulatory requirements, we might not receive any further milestone payments, royalties or other payments with respect to any of our drug development collaborations.

As of March 31, 2010, we had four collaborations that involve potential future expenditures. The first is our collaboration with ALZA for Priligy. In connection with this collaboration, we have an obligation to pay a royalty to Lilly of 5% on annual net sales of the compound in excess of $800 million.

The second collaboration involving future expenditures is with Ranbaxy. In February 2007, we exercised an option to license from Ranbaxy a statin compound that we are developing as a potential treatment for dyslipidemia, a metabolic disorder characterized by high cholesterol levels. Under the agreement, we have an exclusive license to make, use, sell, import and sublicense the compound and any licensed product anywhere in the world for any human use. We are solely responsible, and will bear all costs and expenses, for the development, manufacture, marketing and commercialization of the compound and licensed products. We are obligated to pay Ranbaxy milestone payments upon the occurrence of specified clinical development events. If a licensed product is approved for sale, we must also pay Ranbaxy royalties based on sales of the product, as well as milestone payments based on the achievement of specified worldwide sales targets. If all criteria are met, the total amount of potential clinical and sales-based milestones that we would be obligated to pay Ranbaxy is $43.0 million plus royalties from the sale of product, if approved, ranging from the mid to high single-digit percentages. We completed a high dose comparator study in healthy volunteers. The drug was well-tolerated and the compound compares favorably to currently marketed statins. We continue to conduct limited development activities on the Ranbaxy statin compound while we evaluate alternatives for future development and commercialization.

The third collaboration involving future expenditures is with Lilly. In April 2009, we acquired Magen BioSciences, Inc., a biotechnology company founded in 2006 to discover dermatologic therapies. As a result, we expanded the compound partnering business into dermatology and gained screening and research capabilities for dermatologic compounds. We have an exclusive license with Lilly to develop and commercialize Vitamin D receptor modulator compounds for use as topical treatments in dermatological indications. We also have an option agreement with Lilly to screen compounds from six additional platforms for utility in dermatology. We previously completed screening of MAG-131, which is one of the Vitamin D receptor modulators under license from Lilly, but suspended the MAG-131 program due to efficacy data that was discovered in late 2009. We recently completed the screening of another Vitamin D receptor modulator licensed from Lilly and determined not to pursue it for further development. Under the license arrangements with Lilly, we are obligated to pay clinical development milestones as well as royalties based on the sales of the product. If all criteria are met, the total potential clinical development milestones that we would be obligated to pay is $21.4 million per compound developed plus royalties from the sale of product, if approved, ranging from the mid single-digit to low double-digit percentages. Currently, we are also investigating other compounds under material transfer agreements to identify potential drug development candidates for dermatological indications, and are considering other strategic alternatives for our dermatology business.

The fourth collaboration involving future expenditures is with Janssen Pharmaceutica. In November 2009, we entered into agreements with Janssen Pharmaceutica to develop and commercialize two Phase II-ready therapeutic compounds. We plan to study the mu delta compound as a treatment for diarrhea-predominant irritable bowel syndrome, or IBSd, and the fluoroquinolone compound as a treatment for community-acquired bacterial pneumonia and complicated skin and skin structure infections caused by gram negative or gram positive bacteria, including Methicillin-resistant Staphylococcus aureus, or MRSA. Under the two agreements, we in-licensed the two compounds and will advance the compounds through Phase II development. At the completion of Phase II, Janssen Pharmaceutica will have the option to continue development and commercialization of each compound. In exchange, we may receive, for each compound, up to $90.0 million in regulatory milestone payments and up to $75.0 million in sales-based milestone payments, as well as royalties on sales of each compound if approved for marketing. In the event Janssen Pharmaceutica elects not to continue a program, we have the option to continue developing and commercializing the compound for that program and Janssen Pharmaceutica may receive, for each compound, up to $50.0 million in regulatory milestone payments and up to $75.0 million in sales-based milestone payments, as well as product sales royalties ranging from the mid single-digits to low double-digits, if approved for marketing.

Under most of our agreements for Development services, we typically agree to indemnify and defend the sponsor against third-party claims based on our negligence or willful misconduct. Any successful claims could have a material adverse effect on our financial statements.

We expect to continue expanding our operations through internal growth, strategic acquisitions and investments. We expect to fund these activities, the spin-off of our compound partnering business, the payment of future cash dividends and potential repurchases of stock, if any, from existing cash, cash flows from operations and, if necessary or appropriate, borrowings under our existing or future credit facilities. We believe that these sources of liquidity will be sufficient to fund our operations, dividends and stock repurchases, if any, for the foreseeable future. From time to time, we evaluate potential acquisitions, investments and other growth and strategic opportunities that might require additional external financing, and we might seek funds from public or private issuances of equity or debt securities. While we believe we have sufficient liquidity to fund our operations for the foreseeable future, our sources of liquidity and ability to pay dividends or repurchase our stock could be affected by current and anticipated difficult economic conditions; our dependence on a small number of industries and clients; compliance with regulations; reliance on key personnel; breach of contract, personal injury or other tort claims; international risks; environmental or intellectual property claims; or other factors described below under “Potential Liability and Insurance”, “Potential Volatility of Quarterly Operating Results and Stock Price” and “Quantitative and Qualitative Disclosures about Market Risk”. In addition, see “Risk Factors,” “Contractual Obligations” and “Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2009.

Off-Balance Sheet Arrangements

From time to time, we cause letters of credit to be issued to provide credit support for guarantees, contractual commitments and insurance policies. The fair values of the letters of credit reflect the amount of the underlying obligation and are subject to fees competitively determined in the marketplace. As of March 31, 2010, we had four letters of credit outstanding for a total of $1.8 million. We have no other off-balance sheet arrangements except for operating leases entered into during the normal course of business.

Contractual Obligations

There have been no significant changes to the Contractual Obligation table included in our Annual Report on Form 10-K for the year ended December 31, 2009.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America, or GAAP, requires management to make estimates and assumptions that affect reported amounts and related disclosures. We have discussed those estimates that we believe are critical and require the use of complex judgment in their application in our 2009 Annual Report on Form 10-K. There were no material changes to our critical accounting policies and estimates in the first three months of 2010. For detailed information on our critical accounting policies and estimates, see our Annual Report on Form 10-K for the year ended December 31, 2009.

Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board, or FASB, issued a new accounting standard modifying how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. This standard clarifies that the determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. This standard requires an ongoing reassessment of whether a company is the primary beneficiary of a variable interest entity and requires additional disclosures about a company’s involvement in variable interest entities and any significant changes in risk exposure due to that involvement. This standard was effective as of the beginning of the first fiscal year that begins after November 15, 2009. The adoption of this standard had no impact on our financial statements.

In March 2010, the Emerging Issues Task Force of the FASB issued a new standard, the objective of which is to establish a revenue recognition model for contingent consideration that is payable upon the achievement of an uncertain future event, referred to as a milestone. This issue will apply to milestones in single or multiple-deliverable arrangements involving research and development transactions, and will be effective for fiscal years (and interim periods within those fiscal years) beginning on or after June 15, 2010. We do not expect the adoption of this standard to have a material impact on our financial statements.

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

Potential Volatility of Quarterly Operating Results and Stock Price

Our quarterly and annual operating results have fluctuated in the past, and we expect that they will continue to fluctuate in the future. Factors that could cause these fluctuations to occur include:

•	the timing and level of new business authorizations;

•	the timing of the initiation, progress or cancellation of significant projects;

•	our dependence on a small number of industries and clients;

•	our ability to properly manage our growth or contraction in our business;

•	the timing and amount of costs associated with integrating acquisitions;

•	the timing of our Discovery Sciences segment milestone payments or other revenue, if any;

•	the timing and amount of costs associated with R&D and compound partnering collaborations;

•	our ability to recruit and retain experienced personnel;

•	the timing and extent of new government regulations;

•	impairment of investments or intangible assets;

•	litigation costs;

•	the timing of the opening of new offices;

•	the timing of other internal expansion costs;

•	exchange rate fluctuations between periods;

•	the mix of products and services sold in a particular period;

•	pricing pressure in the market for our services;

•	rapid technological change;

•	the timing and amount of start-up costs incurred in connection with the introduction of new products and services; and

•	intellectual property risks.

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

Fluctuations in quarterly results, actual or anticipated changes in our dividend policy or stock repurchase plan or other factors, including recent general economic and financial market conditions, could affect the market price of our common stock. These factors include ones beyond our control, such as changes in revenue and earnings estimates by analysts, market conditions in our industry, disclosures by product development partners and actions by regulatory authorities with respect to potential drug candidates, changes in pharmaceutical, biotechnology and medical device industries and the government sponsored clinical research sector, and general economic conditions. Any effect on our common stock could be unrelated to our longer-term operating performance. For further details, see “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

We are exposed to foreign currency risk by virtue of our international operations. We derived 38.0% and 40.4% of our net revenue for the three months ended March 31, 2009 and 2010, respectively, from operations outside the United States. We generally reinvest funds generated by each subsidiary in the country where they are earned. Accordingly, we are exposed to adverse movements in foreign currencies, predominately in the pound sterling, euro and Brazilian real.

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

We also have currency risk resulting from the passage of time between the recognition of revenue, the invoicing of clients under contracts and the collection of client payments against those invoices. If a contract is denominated in a currency other than the subsidiary’s local currency, we recognize an unbilled receivable at the time of revenue recognition and a receivable at the time of invoicing for the local currency equivalent of the foreign currency invoice amount. Changes in exchange rates from the time we recognize revenue until the client pays will result in our receiving either more or less in local currency than the amount that was originally invoiced. We recognize this difference as a foreign currency transaction gain or loss, as applicable, and report it in other income, net. If the exchange rate on accounts receivable balances denominated in pounds sterling and euros had increased by 10%, our foreign currency transaction loss would have increased by $3.6 million at March 31, 2010.

Our strategy for managing foreign currency risk relies primarily on receiving payment in the same currency used to pay expenses and other non-derivative hedging strategies. From time to time, we also enter into foreign currency hedging activities in an effort to manage our potential foreign exchange exposure. If the U.S. dollar had weakened an additional 10% relative to the pound sterling, euro and Brazilian real in the first quarter of 2010, income from continuing operations, including the impact of hedging, would have been approximately $0.2 million lower for the quarter based on revenues and the costs related to our foreign operations. From time to time, we also enter into foreign currency hedging activities in an effort to manage our potential foreign exchange exposure. We have hedged a significant portion of our foreign currency exposure for the remainder of 2010.

Changes in exchange rates between the applicable foreign currency and the U.S. dollar will affect the translation of foreign subsidiaries’ financial results into U.S. dollars for purposes of reporting our consolidated condensed financial results. The process by which we translate each foreign subsidiary’s financial results to U.S. dollars is as follows:

•	we translate statement of income accounts at average exchange rates for the period;

•	we translate balance sheet assets and liability accounts at end of period exchange rates; and

•	we translate equity accounts at historical exchange rates.

Translation of the balance sheet in this manner affects shareholders’ equity through the cumulative translation adjustment account. This account exists only in the foreign subsidiary’s U.S. dollar balance sheet and is necessary to keep the foreign balance sheet, stated in U.S. dollars, in balance. We report translation adjustments with accumulated other comprehensive income (loss) as a separate component of shareholders’ equity. To date, cumulative translation adjustments have not been material to our consolidated condensed financial position. However, future translation adjustments could materially and adversely affect us.

Currently, there are no material exchange controls on the payment of dividends or otherwise prohibiting the transfer of funds out of any country in which we conduct operations. Although we perform services for clients located in a number of jurisdictions, we have not experienced any material difficulties in receiving funds remitted from foreign countries. However, new or modified exchange control restrictions could have an adverse effect on our financial condition. If we were to repatriate dividends from the cumulative amount of undistributed earnings in foreign entities, we would incur a tax liability which is not currently provided for in our consolidated condensed balance sheet.

We are exposed to changes in interest rates on our cash, cash equivalents and investments and amounts outstanding under notes payable and lines of credit. We invest our cash and investments in financial instruments with interest rates based on market conditions. If the interest rates on cash, cash equivalents and investments decreased by 10%, our interest income would have decreased by approximately $0.1 million in the first quarter of 2010.

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

Internal Control Over Financial Reporting

No change to our internal control over financial reporting occurred during the first quarter of 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Date: May 3, 2010