Form 10-Q
period 2010-06-30
PHARMACEUTICAL PRODUCT DEVELOPMENT INC
filed 2010-08-06
CIK 1003124

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2010.

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 118,816,560 shares of common stock, par value $0.05 per share, as of July 28, 2010.

Part I. FINANCIAL INFORMATION

Item 1.	Financial Statements

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF INCOME

(in thousands, except per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2010	2009	2010
Net revenue:
Development	$330,179	$333,779	$665,533	$657,606
Discovery Sciences	162	7,717	5,324	8,010
Reimbursed out-of-pockets	24,257	28,423	48,111	51,072

Total net revenue	354,598	369,919	718,968	716,688

Direct costs:
Development	158,486	163,773	322,655	323,774
Discovery Sciences	145	(26)	440	126
Reimbursable out-of-pocket expenses	24,257	28,423	48,111	51,072

Total direct costs	182,888	192,170	371,206	374,972

Research and development expenses	979	8,445	2,290	14,783
Selling, general and administrative expenses	96,648	112,106	189,783	225,016
Depreciation and amortization	15,819	17,114	30,837	34,151

Total operating expenses	296,334	329,835	594,116	648,922

Operating income	58,264	40,084	124,852	67,766
Loss from equity method investment	—	(1,747)	—	(3,789)
Other income, net	1,075	2,747	857	4,020

Income from continuing operations before provision for income taxes	59,339	41,084	125,709	67,997
Provision for income taxes	17,894	17,522	39,124	26,153

Income from continuing operations	41,445	23,562	86,585	41,844
Income (loss) from discontinued operations, net of provision for income taxes	16,616	(2,585)	16,045	(3,662)

Net income	$58,061	$20,977	$102,630	$38,182

Basic and diluted income per common share from continuing operations	$0.35	$0.20	$0.73	$0.35

Basic and diluted income (loss) per common share from discontinued operations	$0.14	$(0.02)	$0.14	$(0.03)

Basic and diluted net income per common share	$0.49	$0.18	$0.87	$0.32

Dividends declared per common share	$0.15	$0.15	$0.275	$0.30

Weighted-average number of common shares outstanding:
Basic	117,893	118,542	117,860	118,501
Dilutive effect of stock options and restricted stock	446	373	584	277

Diluted	118,339	118,915	118,444	118,778

The accompanying notes are an integral part of these consolidated condensed financial statements.

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

(in thousands)

(unaudited)

Assets

	December 31, 2009	June 30, 2010
Current assets:
Cash and cash equivalents	$408,903	$434,074
Short-term investments	144,645	58,056
Accounts receivable and unbilled services, net	429,670	399,073
Income tax receivable	16,887	15,526
Investigator advances	13,980	17,580
Prepaid expenses	24,458	26,533
Deferred tax assets	26,068	26,733
Cash held in escrow	12,415	16,889
Other current assets	55,115	31,358

Total current assets	1,132,141	1,025,822

Property and equipment, net	388,459	373,279
Goodwill	323,383	268,875
Long-term investments	88,558	83,010
Other investments	44,641	47,132
Intangible assets	24,315	22,387
Deferred tax assets	11,959	11,463
Other assets	16,747	13,739

Total assets	$2,030,203	$1,845,707

Liabilities and Shareholders’ Equity

Current liabilities:
Accounts payable	$34,005	$30,530
Payables to investigators	54,428	52,099
Accrued income taxes	4,043	5,748
Other accrued expenses	200,720	196,563
Unearned income	297,844	300,532

Total current liabilities	591,040	585,472

Accrued income taxes	34,268	35,469
Accrued additional pension liability	15,434	15,068
Deferred rent	14,334	17,028
Other long-term liabilities	29,000	11,191

Total liabilities	684,076	664,228

Shareholders’ equity:
Common stock	5,913	5,929
Paid-in capital	576,069	591,250
Retained earnings	776,110	632,029
Accumulated other comprehensive loss	(11,965)	(47,729)

Total shareholders’ equity	1,346,127	1,181,479

Total liabilities and shareholders’ equity	$2,030,203	$1,845,707

The accompanying notes are an integral part of these consolidated condensed financial statements.

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2009	2010
Cash flows from operating activities:
Net income	$102,630	$38,182
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	31,492	35,164
Stock compensation expense	9,749	9,649
Gain on sale of business, net of taxes	(19,452)	—
Loss from equity investment, net of taxes	—	2,469
Provision (benefit) for deferred income taxes	3,775	(3,231)
Other	(544)	1,531
Change in operating assets and liabilities	(45,723)	37,725

Net cash provided by operating activities	81,927	121,489

Cash flows from investing activities:
Purchases of property and equipment	(23,484)	(27,156)
Proceeds from sale of property and equipment	249	57
Proceeds from sale of business	42,095	3,464
Purchases of investments	—	(3,179)
Maturities and sales of investments	16,980	98,039
Proceeds from sale of equity investments	716	—
Net cash paid for acquisitions	(35,015)	(10,169)
Changes in restricted cash	—	3,000
Purchase of intangibles	(500)	—
Loan advances	—	(4,000)
Purchases of other investments	(1,980)	(7,030)

Net cash (used in) provided by investing activities	(939)	53,026

Cash flows from financing activities:
Proceeds from exercise of stock options and employee stock purchase plan	6,042	6,143
Income tax benefit from exercise of stock options and disqualifying dispositions of stock	136	138
Cash and cash equivalents contributed to Furiex
Pharmaceuticals, Inc.	—	(100,000)
Cash dividends paid	(32,434)	(35,581)

Net cash used in financing activities	(26,256)	(129,300)

Effect of exchange rate changes on cash and cash equivalents	13,353	(20,044)

Net increase in cash and cash equivalents	68,085	25,171
Cash and cash equivalents, beginning of the period	491,755	408,903

Cash and cash equivalents, end of the period	$559,840	$434,074

The accompanying notes are an integral part of these consolidated condensed financial statements.

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(numbers in tables in thousands)

(unaudited)

1.	Significant Accounting Policies

The significant accounting policies followed by Pharmaceutical Product Development, Inc. and its subsidiaries (collectively, the “Company”) for interim financial reporting are consistent with the accounting policies followed for annual financial reporting. The Company prepared these unaudited consolidated condensed financial statements in accordance with Rule 10-01 of Regulation S-X and, in management’s opinion, has included all adjustments of a normal recurring nature necessary for a fair presentation. The accompanying consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. The results of operations for the three-month and six-month periods ended June 30, 2010 are not necessarily indicative of the results to be expected for the full year or any other period. The amounts in the December 31, 2009 consolidated condensed balance sheet are derived from the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

On June 14, 2010, the Company spun off its compound partnering business. Substantially all of the operating business components of the Discovery Sciences segment were included in the spin-off. The Company contributed $100.0 million of cash and cash equivalents to Furiex Pharmaceuticals, Inc. and all outstanding shares of Furiex were then distributed to the Company’s shareholders as a pro-rata, tax-free dividend on June 14, 2010 by issuing one share of Furiex common stock for every twelve shares of the Company’s common stock to shareholders of record on June 1, 2010. The separation resulted in Furiex operating as an independent entity with its own publicly-traded stock. The results of operations for the former compound partnering business conducted by the Company until June 14, 2010 are included as part of this report as continuing operations. The Company does not have any equity or other form of ownership interest in Furiex subsequent to the separation. For further details, see Note 14.

Principles of Consolidation

The accompanying unaudited consolidated condensed financial statements include the accounts and results of operations of the Company. All intercompany balances and transactions have been eliminated in consolidation.

Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board, or FASB, issued a new accounting standard modifying how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. This standard clarifies that the determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. This standard requires an ongoing reassessment of whether a company is the primary beneficiary of a variable interest entity and requires additional disclosures about a company’s involvement in variable interest entities and any significant changes in risk exposure due to that involvement. This standard was effective on January 1, 2010. The adoption of this standard had no impact on the Company’s financial statements.

In March 2010, the Emerging Issues Task Force of the FASB issued a new accounting standard, the objective of which is to establish a revenue recognition model for contingent consideration that is payable upon the achievement of an uncertain future event, referred to as a milestone. This consensus will apply to milestones in single or multiple-deliverable arrangements involving research and development transactions, and will be effective for fiscal years (and interim periods within those fiscal years) beginning on or after June 15, 2010. The Company does not expect the adoption of this standard to have a material impact on its financial statements.

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(numbers in tables in thousands)

(unaudited)

1.	Significant Accounting Policies

Earnings per Share

The Company computes basic income per share information based on the weighted-average number of common shares outstanding during the period. The Company computes diluted income per share information based on the weighted-average number of common shares outstanding during the period plus the effects of any dilutive common stock equivalents. The Company excluded 6,129,295 shares and 5,288,542 shares from the calculation of diluted earnings per share during the three months ended June 30, 2009 and 2010, respectively, and 6,078,772 shares and 6,697,784 shares from the calculation of diluted earnings per share during the six months ended June 30, 2009 and 2010, respectively, because they were antidilutive. The antidilutive shares consist of shares underlying stock options, employee stock purchase plan subscriptions and restricted stock that were antidilutive for the period.

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

In April 2009, the Company acquired 100 percent of the outstanding equity interests of AbC.R.O., Inc., a contract research organization operating in Central and Eastern Europe, for total consideration of $40.0 million. Of this amount, the Company paid $36.4 million at closing and deposited the remaining $3.6 million into an escrow account to secure indemnification claims. The escrowed funds are scheduled to be released in the second quarter of 2011. The escrowed funds are recorded as a component of other accrued expenses as of June 30, 2010. Through the acquisition, the Company expanded its infrastructure in this region for clinical research by adding offices in Romania, Bulgaria, Serbia and Croatia, and strengthened its operations in other countries in the region. This acquisition is included in the Company’s Development segment. The fair value of the financial assets acquired included accounts receivable of $3.9 million and unbilled receivables of $2.4 million.

In April 2009, the Company acquired 100 percent of the outstanding equity interests of Magen BioSciences, Inc., a biotechnology company focused on the development of dermatologic therapies, for total consideration of $14.9 million. Of this amount, the Company paid $13.1 million at closing and deposited the remaining $1.8 million into an escrow account to secure indemnification claims. In the second quarter of 2010, we made a claim against the former Magen stockholders under the merger agreement, and therefore have not released the escrowed funds, pending resolution of our claim. The escrowed funds were recorded as a component of other accrued expenses as of June 30, 2010. Through the acquisition, the Company expanded its former compound partnering program to include dermatological drug discovery and gained screening capability for dermatologic compounds. This acquisition is included in the Company’s Discovery Sciences segment. As discussed below, in May 2010, the Company discontinued the operations of this business unit.

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(numbers in tables in thousands)

(unaudited)

2.	Acquisitions and Dispositions

In November 2009, the Company acquired 100 percent of the outstanding equity interests of Excel PharmaStudies, Inc., a contract research organization operating in China. The total purchase price was $22.2 million, subject to final working capital adjustments. Of this amount, the Company paid $15.7 million at closing and an additional $2.0 million in the second quarter of 2010. At closing, the Company also deposited $4.5 million of the purchase price into an escrow account to secure indemnification claims, which is scheduled to be released by May 2011. The escrowed funds were recorded as a component of other accrued expenses as of June 30, 2010. Through the acquisition, the Company expanded its operations in China and believes it should improve its ability to offer its services in the Asia Pacific region. This acquisition is included in the Company’s Development segment. The fair value of the financial assets acquired included accounts receivable of $1.6 million.

In November 2009, the Company acquired 100 percent of the outstanding equity interests of BioDuro LLC, a drug discovery services company focused on integrated drug discovery programs and services in China, for total consideration of $78.6 million. As of June 30, 2010, the Company had paid $69.6 million. The Company deposited the remaining $9.0 million of the purchase price into an escrow account to secure indemnification claims and the payment of other obligations. The escrowed funds are scheduled to be released by November 2012. Of the $9.0 million escrowed funds, $6.9 million was recorded as a component of other accrued expenses and $2.1 million was recorded as a component of other long-term liabilities as of June 30, 2010. Through the acquisition, the Company expanded its drug development capabilities within the region. This acquisition is included in the Company’s Development segment. The fair value of the financial assets acquired included accounts receivables, net of $3.2 million and unbilled receivables of $1.6 million.

Acquisition costs related to AbC.R.O., Magen, Excel and BioDuro were not significant and were included in selling, general and administrative costs in the consolidated condensed statements of income.

As of June 30, 2010, the Company held $18.9 million in escrow relating to payments to be made for the AbC.R.O., Magen, Excel and BioDuro acquisitions, of which $16.9 million is reflected as cash held in escrow in the accompanying consolidated condensed balance sheet and $2.0 million is reflected as a component of other assets. These escrows secure the indemnification provisions of the purchase agreements and the payment of other obligations. These balances are classified as current or long-term based on the expected date of the release of the funds to the sellers.

The Company accounted for these acquisitions under the purchase method of accounting. Accordingly, the Company allocated the total purchase price for these acquisitions to the estimated fair value of assets acquired and liabilities assumed, which are set forth in the following table:

	AbC.R.O.	Magen	Excel	BioDuro
Value of net assets:
Current assets	$9,935	$3,625	$4,145	$7,114
Property and equipment, net	1,025	609	594	5,850
Other assets	90	—	—	415
Current liabilities	(4,780)	(1,246)	(3,265)	(5,855)
Other long-term liabilities	—	—	—	(1,668)
Value of identifiable intangible assets:
Backlog and customer relationships	7,920	—	3,049	9,810
In-process research and development	—	10,361	—	—
Goodwill	25,843	1,517	17,722	62,897

Total	$40,033	$14,866	$22,245	$78,563

Pro forma results of operations prior to the dates of acquisition have not been presented because the pro forma results are not materially different from the actual results presented.

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(numbers in tables in thousands)

(unaudited)

2.	Acquisitions and Dispositions

The Company will not be able to deduct the goodwill related to the AbC.R.O., Magen, Excel or BioDuro acquisitions for tax purposes.

Dispositions

In May 2009, the Company completed the disposition of substantially all of the assets of its wholly owned subsidiary Piedmont Research Center, LLC for total consideration of $46.0 million. As of December 31, 2009, the purchaser had an indemnification holdback of $3.4 million, which was included as a component of other current assets. The Company received the $3.4 million in the first quarter of 2010. Piedmont Research Center provided preclinical research services and was included in the Company’s Discovery Sciences segment.

In December 2009, the Company completed the disposition of its wholly owned subsidiary PPD Biomarker Discovery Sciences, LLC for total consideration of $0.1 million and the right to receive a percentage of the revenue received by the purchaser on contracts awarded as of the date of the acquisition. Contingent consideration will be recognized when and if received in the future. PPD Biomarker Discovery Sciences provided biomarker discovery services and participant sample analysis.

Due to the unique service offerings of these subsidiaries, the Company determined these business units were no longer a long-term strategic fit and elected to sell them.

In May 2010, the Company discontinued the operations of its wholly owned subsidiary PPD Dermatology, Inc. due to unfavorable efficacy data associated with the MAG-131 program.

The results of Piedmont Research Center, PPD Biomarker Discovery Sciences and PPD Dermatology are reported as discontinued operations within the consolidated condensed statements of income as set forth in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2010	2009	2010
Net revenue	$1,699	$—	$5,797	$—

Loss from discontinued operations	(4,929)	(2,833)	(5,757)	(4,444)
Gain on sale of business	35,505	—	35,505	—
Provision (benefit) for income taxes	13,960	(248)	13,703	782
Income (loss) from discontinued operations, net of provision for income taxes	16,616	(2,585)	16,045	(3,662)

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

(numbers in tables in thousands)

(unaudited)

3.	Cash and Cash Equivalents, Short-term Investments, Long-term Investments and Other Investments

Cash and cash equivalents, short-term investments, long-term investments and other investments were composed of the following as of the dates set forth below:

	Cash and
	Cash	Short-term	Long-term	Other	Unrealized	Unrealized
	Equivalents	Investments	Investments	Investments	Gains	Losses
As of December 31, 2009
Cash	$228,482
Money market funds	180,421
Auction rate securities			$88,558			$21,317
Municipal debt securities		$36,000			$153	36
Corporate debt securities – FDIC insured		12,713			48	3
Treasury securities		95,932			36	7

Equity method investment:
Celtic Therapeutics Holdings, L.P.				$31,426

Cost basis investments:
Bay City Capital Funds				9,181
A.M. Pappas Funds				3,593
Other investments				441

Total	$408,903	$144,645	$88,558	$44,641	$237	$21,363

As of June 30, 2010
Cash	$208,564
Money market funds	225,510
Auction rate securities		$6,800	$83,010			$18,165
Municipal debt securities		29,265			$189
Corporate debt securities – FDIC insured		12,733			123
Treasury securities		9,258			121

Equity method investment:
Celtic Therapeutics Holdings, L.P.				$27,637

Cost basis investments:
Bay City Capital Funds				9,708
A.M. Pappas Funds				3,653
Other investments				6,134

Total	$434,074	$58,056	$83,010	$47,132	$433	$18,165

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

For the three months and six months ended June 30, 2009 and 2010, the Company had the following gross realized gains and losses on investments:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2010	2009	2010
Gross realized gains on other investments	$716	$3,340	$716	$3,340
Gross realized gains on municipal debt securities	—	—	—	4
Gross realized loss on other investments	—	750	—	750
Gross realized losses on municipal debt securities	—	—	—	53

The Company held $88.6 million and $89.8 million, net of unrealized loss, in auction rate securities at December 31, 2009 and June 30, 2010, respectively. The Company’s portfolio of investments in auction rate securities consists principally of interests in government-guaranteed student loans, insured municipal debt obligations and municipal preferred auction rate securities. Except for $6.8 million of securities sold in July 2010, the entire balance of auction rate securities were classified as long-term investments as of June 30, 2010 due to continuing uncertainties about the liquidity of the auction rate securities market. The Company also recorded an unrealized loss on these investments of $21.3 million and $18.2 million as of December 31, 2009 and June 30, 2010, respectively. The Company recorded this unrealized loss based on a Level 3 valuation, including assumptions about appropriate maturity periods of the instruments by utilizing a 3 to 5 year workout period based on industry expectations, market interest rates for comparable securities, and the credit-worthiness of the underlying issuers. The Company concluded that this impairment was temporary because of its ability and intent to hold the auction rate securities until the fair value recovers. The Company will continue to seek to liquidate these investments at par value and will review the classification and valuation of these securities on a quarterly basis.

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(numbers in tables in thousands)

(unaudited)

3.	Cash and Cash Equivalents, Short-term Investments, Long-term Investments and Other Investments

Equity Method Investment

In October 2009, the Company committed to invest up to $102.7 million in Celtic Therapeutics Holdings, L.P., or Celtic. Celtic is an investment partnership organized for the purpose of identifying, acquiring and investing in a diversified portfolio of novel therapeutic product candidates, with a focus on mid-stage compounds that have progressed through human proof of concept studies and that are targeted to address unmet medical needs. As of June 30, 2010, the Company had invested a total of $32.7 million of the aggregate commitment. For the three months and six months ended June 30, 2010, the Company recognized a loss of $1.7 million and $3.8 million, respectively, which is based on the Company’s percentage ownership of Celtic’s losses. As of June 30, 2010, the Company had an investment balance of $27.6 million, which includes cumulative investment losses to date. The Company expects to invest the remainder of its commitment over a period of four years.

Other Investments

The Company is a limited partner in several venture capital funds established for the purpose of investing in life sciences and healthcare companies. These funds require the Company to commit to make investments in the funds over a period of time. Although the funding commitment to A.M. Pappas Life Science Ventures, III, L.P. has expired for new investments, the Company is still required to fund additional investments in existing fund investments and the ongoing operation of the fund. The Company accounts for these funds as cost basis investments and determines realized and unrealized losses on a specific identification method.

The Company is a stockholder in Accelerator III Corporation and certain of its incubator companies. Accelerator III requires the Company to make investments upon request up to its committed capital amount. The Company accounts for this investment as a cost basis investment and determines realized and unrealized losses on a specific identification method.

The Company’s capital commitments in these funds at June 30, 2010 were as follows:

Fund	Ownership	Total Capital Commitment	Remaining Commitment	Commitment Expiration
Bay City Capital Fund IV, L.P.	2.9%	$10,000	$2,142	September 2010
Bay City Capital Fund V, L.P.	2.0%	10,000	7,151	October 2012
A.M. Pappas Life Science Ventures III, L.P.	4.7%	4,750	1,045	December 2009
A.M. Pappas Life Science Ventures IV, L.P.	3.0%	2,935	2,436	February 2014
Accelerator III and incubator companies (1)	19.9%	4,602	2,142	None

(1)	The Company’s percentage ownership of incubator companies might vary but will not exceed 19.9%.

In May 2010, the Company invested $5.0 million for a 12.2% ownership interest in Liquidia Technologies, Inc. The Company accounts for this investment as a cost basis investment and determines realized and unrealized losses on a specific identification method.

In the second quarter of 2010, the Company recorded a $3.3 million pretax gain on the sale of a cost basis investment that had previously been fully impaired. The investment was sold in connection with the acquisition of the investee by a major pharmaceutical company. The proceeds of the sale are anticipated to be received in July 2010 and the receivable has been recorded as a component of other current assets.

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(numbers in tables in thousands)

(unaudited)

4.	Accounts Receivable and Unbilled Services

Accounts receivable and unbilled services, net, consisted of the following amounts on the dates set forth below:

	December 31, 2009	June 30, 2010
Billed	$273,994	$257,330
Unbilled	161,600	148,568
Allowance for doubtful accounts	(5,924)	(6,825)

Total accounts receivable and unbilled services, net	$429,670	$399,073

5.	Property and Equipment

Property and equipment, stated at cost, consisted of the following amounts on the dates set forth below:

	December 31, 2009	June 30, 2010
Land	$8,299	$8,083
Buildings and leasehold improvements	259,186	259,805
Fixed assets not placed in service	24,086	20,609
Information technology systems under development	10,102	18,054
Furniture and equipment	222,649	223,483
Computer equipment and software	203,447	200,924

Total property and equipment	727,769	730,958
Less accumulated depreciation	(339,310)	(357,679)

Total property and equipment, net	$388,459	$373,279

As of June 30, 2010, fixed assets not placed in service included software licenses purchased from a third-party vendor with annual payment terms as follows:

June 1, 2011	$4,212
June 1, 2012	4,212

Total future remaining payments	$8,424
Present value discount	(362)

Present value of remaining payments	$8,062

The Company classified its liability related to these licenses as $4.1 million in other accrued expenses and $4.0 million in other long-term liabilities on its consolidated condensed balance sheet as of June 30, 2010.

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(numbers in tables in thousands)

(unaudited)

6.	Goodwill and Intangible Assets

Changes in the carrying amount of goodwill for the six months ended June 30, 2010, by operating segment, were as follows:

	Development	Discovery Sciences	Total
Balance as of December 31, 2009	$276,737	$46,646	$323,383
Goodwill recorded during the period for acquisitions	1,373	—	1,373
Spin-off of Furiex Pharmaceuticals, Inc.	—	(46,646)	(46,646)
Translation adjustments	(9,235)	—	(9,235)

Balance as of June 30, 2010	$268,875	$—	$268,875

The Company’s intangible assets were composed of the following as of the dates set forth below:

	December 31, 2009			June 30, 2010
	Carrying Amount	Accumulated Amortization	Net	Carrying Amount	Accumulated Amortization	Net
Backlog and customer relationships	$24,657	$(2,342)	$22,315	$24,595	$(4,208)	$20,387
Other intangible asset	2,000	—	2,000	2,000	—	2,000

Total	$26,657	$(2,342)	$24,315	$26,595	$(4,208)	$22,387

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

Amortization expense for the three months ended June 30, 2009 and 2010 was $0.5 million and $0.9 million, respectively. Amortization expense for the six months ended June 30, 2009 and 2010 was $0.7 million and $1.9 million, respectively. As of June 30, 2010, expected amortization expense for each of the next five years is as follows:

2010 (remaining six months)	$1,858
2011	3,600
2012	2,968
2013	2,791
2014	2,051

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(numbers in tables in thousands)

(unaudited)

7.	Shareholders’ Equity

The Company measures share-based compensation cost at grant date, based on the fair value of the award, and recognizes it as expense over the employee’s requisite service period.

During the six months ended June 30, 2010, the Company granted options to purchase approximately 2,716,000 shares with a weighted-average exercise price of $23.30. All options were granted with an exercise price equal to the fair value of the Company’s common stock on the grant date. The fair value of the Company’s common stock on the grant date is equal to the Nasdaq closing price of the Company’s stock on the date of grant. The weighted-average grant date fair value per share determined using the Black-Scholes option-pricing method and the aggregate fair value of options granted during the six months ended June 30, 2009 and 2010 was $6.41 and $5.91 and $10.0 million and $16.0 million, respectively. As of June 30, 2010, the Company had 11.8 million options outstanding.

As a result of automatic plan adjustments triggered by the Furiex spin-off, the Company issued options to purchase approximately 300,500 additional shares not included in the total above. The per share exercise price of each outstanding option was adjusted to be equal to the product of the pre-distribution option exercise price multiplied by a fraction, the numerator of which was the Company’s closing price of its stock on the day of distribution and the denominator of which was the closing price of the Company’s stock plus the closing price of Furiex’s stock on the day of distribution. Following this adjustment to the per share exercise price, the number of shares subject to each outstanding option were adjusted to ensure that the intrinsic value of each option was the same on the day after the distribution as it was on the day of the distribution.

8.	Comprehensive Income

Comprehensive income consisted of the following amounts on the dates set forth below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2010	2009	2010
Net income, as reported	$58,061	$20,977	$102,630	$38,182
Other comprehensive income (loss):
Cumulative translation adjustment	22,100	(20,542)	13,478	(32,452)
Change in fair value of hedging transaction, net of tax (expense) benefit of ($5,459), $244, ($5,196) and $1,456, respectively	12,473	(1,130)	11,573	(3,984)
Reclassification adjustment for hedging results included in direct costs, net of tax (expense) benefit of ($459), $253, ($1,845) and $936, respectively	876	(312)	4,548	(1,561)
Net unrealized gain (loss) on investments, net of tax expense of ($564), ($217), ($3,694) and ($1,162), respectively	1,027	391	6,711	2,233

Total other comprehensive income (loss)	36,476	(21,593)	36,310	(35,764)

Comprehensive income (loss)	$94,537	$(616)	$138,940	$2,418

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(numbers in tables in thousands)

(unaudited)

8.	Comprehensive Income

Accumulated other comprehensive loss consisted of the following amounts on the dates set forth below:

	December 31, 2009	June 30, 2010
Translation adjustment	$9,951	$(22,501)
Pension liability, net of tax benefit of $5,876	(13,778)	(13,778)
Fair value on hedging transactions, net of tax expense of ($2,792) and ($411), respectively	5,554	9
Net unrealized loss on investments, net of tax benefit of $7,434 and $6,273, respectively	(13,692)	(11,459)

Total	$(11,965)	$(47,729)

9.	Accounting for Derivative Instruments and Hedging Activities

The Company has significant international revenues and expenses, and related receivables and payables, denominated in foreign currencies. As a result, the Company’s operating results can be affected by movements in foreign currency exchange rates. In an effort to minimize this risk, from time to time, the Company purchases foreign currency option and forward contracts as cash flow hedges against anticipated and recorded transactions, and the related receivables and payables denominated in foreign currencies. The Company only uses foreign currency option and forward contracts as hedges to minimize the variability in the Company’s operating results arising from foreign currency exchange rate movements, and not for speculative or trading purposes.

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

The Company recognizes changes in the ineffective portion of a derivative instrument in earnings in the current period as a component of direct costs. The Company measures effectiveness for forward cash flow hedge contracts by comparing the fair value of the forward contract to the change in the forward value of the anticipated transaction. The Company’s hedging portfolio ineffectiveness during the three months ended June 30, 2009 and 2010 was $0.1 million and $0.4 million, respectively. The Company’s hedging portfolio ineffectiveness during the six months ended June 30, 2009 and 2010 was $0.2 million.

The Company also manages its exposure on receivables and payables denominated in foreign currencies other than the entity’s functional currency through the use of natural hedges and foreign currency options and forwards, if necessary. The foreign currency derivatives are recorded at fair value, with fluctuations in the fair value being included in the statements of income. There were no outstanding foreign currency options and forwards related to receivables and payables hedging outstanding as of June 30, 2010 and the gains and losses reported in the statements of income were not significant.

As of June 30, 2010, the Company’s existing hedging contracts were scheduled to expire over the next 18 months. The Company expects to reclassify the current gain positions of approximately $1,000, net of tax, within the next 12 months from OCI into the statement of income. At December 31, 2009 and June 30, 2010, the Company’s foreign currency derivative portfolio resulted in the Company recognizing an asset of $9.0 million and $3.3 million, respectively, as a component of other current assets and a liability of $0.6 million and $3.2 million, respectively, as a component of other accrued expenses.

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(numbers in tables in thousands)

(unaudited)

10.	Pension Plan

The Company has a contributory defined benefit plan for its qualifying United Kingdom, or U.K., employees employed by the Company’s U.K. subsidiaries. This pension plan was closed to new participants as of December 31, 2002. In December 2009, the Company amended the plan effective January 1, 2010. Participants are entitled to receive benefits previously accrued, which are based on the expected pay at retirement and number of years of service through January 1, 2010, but will receive no additional credit for future years of service. Plan assets consist principally of equities, bonds and cash managed in a mixed fund.

Pension costs for the U.K. pension plan included the following components on the dates set forth below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2010	2009	2010
Service cost	$268	$—	$517	$—
Interest cost	636	764	1,225	1,563
Expected return on plan assets	(465)	(595)	(896)	(1,218)
Amortization of losses	243	255	469	522

Net periodic pension cost	$682	$424	$1,315	$867

11.	Commitments and Contingencies

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

The Company is self-insured for health insurance for the majority of its employees located within the United States, but maintains stop-loss insurance on a “claims made” basis for expenses in excess of $0.3 million per member per year. As of December 31, 2009 and June 30, 2010, the Company maintained a reserve of approximately $2.9 million and $2.1 million, respectively, included in other accrued expenses on the consolidated condensed balance sheets, to cover open claims and estimated claims incurred but not reported.

As of June 30, 2010, the Company had commitments to invest up to an aggregate additional $12.8 million in four venture capital funds, $2.1 million in other investments and $70.0 million in an equity method investment. For further details, see Note 3.

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(numbers in tables in thousands)

(unaudited)

11.	Commitments and Contingencies

As of June 30, 2010, the Company’s total gross unrecognized tax benefits were $30.3 million, of which $15.7 million, if recognized, would reduce its effective tax rate. The Company believes that it is reasonably possible that the total amount of unrecognized tax benefits could decrease by up to $4.7 million within the next twelve months due to the settlement of audits and the expiration of statutes of limitations.

The Company’s policy for recording interest and penalties associated with tax audits is to record them as a component of provision for income taxes. For the six months ended June 30, 2010, the Company recorded $0.7 million and $0.1 million, respectively, of interest and penalties as expense in its statement of income. As of June 30, 2010, the Company accrued $6.0 million of interest and $1.1 million of penalties with respect to uncertain tax positions. To the extent interest and penalties are not assessed with respect to uncertain tax positions, the Company will reduce amounts accrued and reflect them as a reduction of the overall income tax provision.

In 2010, the Company entered into a non-revolving line of credit agreement to loan Celtic Pharma Development Services Bermuda Ltd., a subsidiary of Celtic Pharmaceutical Holdings L.P., up to $18.0 million for trade payables in connection with a specified drug candidate. Celtic Pharma Development Services Bermuda Ltd. has appointed the Company to conduct certain clinical studies on the specified drug candidate. Principal and interest are due and payable no later than June 30, 2013 and are secured by a guarantee of an affiliate of the borrower. As of June 30, 2010, the Company had advanced $4.0 million to the borrower and recorded this as a component of other assets.

Under most of the agreements for Development services, the Company typically agrees to indemnify and defend the sponsor against third-party claims based on the Company’s negligence or willful misconduct. Any successful claims could have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

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

The accounting standards related to fair value establish a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are inputs that market participants would use in pricing the asset or liability based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the assumptions market participants would use in pricing the asset or liability based on the best information available in the circumstances. The hierarchy is broken down into three levels based on the inputs as follows:

•

Level 1 – Valuations based on quoted prices for identical assets or liabilities in active markets that the Company has the ability to access. Items valued using Level 1 inputs include money market funds, U.S. treasury securities and exchange-traded equity securities.

•

Level 2 – Valuations based on quoted prices in markets that are not active, or for which all significant inputs are not observable, either directly or indirectly. Items valued using Level 2 inputs include derivatives and corporate and municipal debt securities.

•	Level 3 – Valuations based on inputs that are unobservable and significant to the overall fair value measurement. Items valued using Level 3 inputs include auction rate securities.

Level 2 valuations include the use of matrix pricing models, quotes for comparable securities and valuation models using observable market inputs. The Company measures its auction rate securities using models that use unobservable inputs such as the anticipated time to market liquidity and appropriate rates of return for comparable securities.

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

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(numbers in tables in thousands)

(unaudited)

12.	Fair Value of Financial Instruments

	Level 1	Level 2	Level 3	Total
As of June 30, 2010
Assets
Money market funds	$225,510	$—	$—	$225,510
Short-term investments:
Treasury securities	9,258	—	—	9,258
Auction rate securities	6,800	—	—	6,800
Municipal debt securities	—	29,265	—	29,265
Corporate debt securities	—	12,733	—	12,733
Long-term investments	—	—	83,010	83,010
Derivative contracts	—	3,343	—	3,343

Total assets	$241,568	$45,341	$83,010	$369,919

Liabilities
Derivative contracts	$—	$3,170	$—	$3,170

Total liabilities	$—	$3,170	$—	$3,170

The following table provides a reconciliation of the beginning and ending balances for assets and liabilities measured at fair value using significant unobservable inputs (Level 3) for the six months ended June 30, 2010:

Long-term investments
Balance as of December 31, 2009	$88,558

Liquidation of investments	(1,325)
Decrease in unrealized loss on investments included in other comprehensive income	2,801

Balance as of March 31, 2010	$90,034
Transfers out of Level 3	(6,800)
Liquidation of investments	(575)
Decrease in unrealized loss on investments included in other comprehensive income	351

Balance as of June 30, 2010	$83,010

Transfers out of Level 3 represent assets reclassified to Level 1 securities as the result of market activity which provided observable inputs for valuation during the period. Transfers out of Level 3 are measured at the end of the period.

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

Revenue by principal business segment is separately stated in the consolidated condensed financial statements. Operating income and identifiable assets by principal business segment were as follows as of the dates set forth below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2010	2009	2010
Operating income (loss):
Development	$58,941	$43,086	$121,552	$79,626
Discovery Sciences	(677)	(3,002)	3,300	(11,860)

Total	$58,264	$40,084	$124,852	$67,766

			December 31, 2009	June 30, 2010
Identifiable assets:
Development			$1,969,103	$1,845,707
Discovery Sciences			61,100	—

Total			$2,030,203	$1,845,707

14.	Spin-off of Furiex Pharmaceuticals, Inc.

On June 14, 2010, the Company spun off its compound partnering business. Substantially all of the operating business components of the Discovery Sciences segment were included in the spin-off. The Company contributed substantially all of assets and liabilities of the Discovery Sciences segment and $100.0 million of cash and cash equivalents to Furiex Pharmaceuticals, Inc. All outstanding shares of Furiex were then distributed to the Company’s shareholders of record on June 1, 2010 as a pro-rata, tax-free dividend of one share of Furiex common stock for every twelve shares of the Company’s common stock.

In connection with the spin-off, the Company and Furiex entered into a series of agreements, including a separation and distribution agreement, transition services agreement, sublease and license agreements, employee matters agreement, tax sharing agreement and a master development services agreement.

The total amount of the Furiex stock dividend was $146.7 million. This amount was based on the net book value of the net assets that were contributed to Furiex in connection with the spin-off, as follows:

2010
Net book value of assets transferred:
Cash and cash equivalents	$100,000
Accounts receivable	7,705
Prepaid expenses	100
Property and equipment, net	18
Goodwill	46,646
Accounts payable	(758)
Accrued expenses and other current liabilities	(3,545)
Long-term liabilities	(3,502)

Net assets transferred	$146,664

Furiex’s historical results of operations have been presented as continuing operations in the consolidated condensed statements of income as the Company deemed that this transaction did not qualify for discontinued operations due to the continuation of the master development services agreement between PPD and Furiex.

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

Company Overview

We are a leading global contract research organization providing drug discovery and development services. Our clients and partners include pharmaceutical, biotechnology, medical device, academic and government organizations. Our corporate mission is to help clients and partners accelerate the delivery of safe and effective therapeutics and maximize returns on their research and development investments.

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

With 85 offices in 41 countries and more than 10,500 employees worldwide, we have provided services to 49 of the top 50 pharmaceutical companies in the world as ranked by 2008 healthcare research and development spending. We also work with leading biotechnology companies and government organizations that sponsor clinical research. We are one of the world’s largest providers of drug development services based on 2009 annual net revenue generated from contract research organizations.

Building on our outsourcing relationship with pharmaceutical and biotechnology clients, we established our Discovery Sciences business in 1997. This business primarily focused on compound development and commercialization collaborations. As previously announced, we spun off this business to our shareholders in a new public company, Furiex Pharmaceuticals, Inc., in June 2010.

Our development services offer our clients a way to identify and develop drug candidates more quickly and cost-effectively. In addition, with global infrastructure, we are able to accommodate the multinational drug discovery and development needs of our clients. For more detailed information on PPD, see our Annual Report on Form 10-K for the year ended December 31, 2009.

Executive Overview

Our revenues depend on a relatively small number of industries and clients. As a result, we closely monitor the market for our services. For a discussion of the trends affecting the market for our services, see “Item 1. Business – Industry Overview – Trends Affecting the Drug Discovery and Development Industry” in our Annual Report on Form 10-K for the year ended December 31, 2009. In the first half of 2010, we experienced higher demand for our services and lower cancellation rates than we experienced during 2009, which was a difficult year. We continue to believe in the fundamentals of the market and that it will rebound in future periods. For the remainder of 2010, we plan to focus on sales execution, operational performance and building strategic relationships with pharmaceutical and biotechnology companies.

We continue to integrate the companies we acquired in 2009 into our operations. In November 2009, we acquired Excel PharmaStudies, Inc., one of the largest CROs in China. Excel is headquartered in Beijing, China and has offices in more than 15 cities throughout China. With this acquisition we strengthened our global footprint, significantly expanded our presence and reach within China and improved our ability to offer Phase II-IV clinical, data management, biostatistics and regulatory services on a global basis. Shortly after acquiring Excel, we completed our acquisition of BioDuro LLC, a drug discovery services company that provides a broad range of integrated drug discovery services to biopharmaceutical companies. BioDuro operates a state-of-the-art, 110,000 square foot facility in Beijing, China and provides fully integrated programs to synthesize and optimize novel compounds to generate drug development candidates. The acquisition of BioDuro expanded our spectrum of service offerings. In 2010, we launched our Vaccine and Biologics Center of Excellence, which is focused specifically on the development of vaccines, monoclonal antibodies, peptides, protein-drug conjugates and other biologics.

We review various metrics to evaluate our financial performance, including period-to-period changes in backlog, new authorizations, cancellation rates, revenue, margins and earnings. In the second quarter of 2010, we had net authorizations of $465.2 million, an increase of 83.9% over the same period in 2009. The cancellation rate for the second quarter of 2010 was 4.5% of backlog, compared to 6.7% for the same period in 2009. As of June 30, 2010, backlog was $3.2 billion, up 7.2% from December 31, 2009. The average length of our contracts in backlog decreased to 35 months as of June 30, 2010 from 37 months as of June 30, 2009.

Backlog by client type as of June 30, 2010 was 78.1% pharmaceutical, 15.2% biotech and 6.7% government/other, as compared to 65.4% pharmaceutical, 25.8% biotech and 8.8% government/other as of June 30, 2009. Net revenue by client type for the quarter ended June 30, 2010 was 77.3% pharmaceutical, 17.7% biotech and 5.0% government/other, compared to 59.7% pharmaceutical, 29.0% biotech and 11.3% government/other for the quarter ended June 30, 2009. This change in the composition of our backlog and net revenue is primarily a result of an increase in the percentage of authorizations from pharmaceutical companies during the twelve-month period ended June 30, 2010 and mergers of biotechnology clients into pharmaceutical companies.

For the second quarter of 2010, net revenue contribution by service area for our Development segment was 76.5% for Phase II-IV services, 19.1% for laboratory services and 4.4% for the Phase I clinic, compared to 78.8% for Phase II-IV services, 17.5% for laboratory services and 3.7% for the Phase I clinic for the same period in 2009. Our top therapeutic areas by net revenue for the quarter ended June 30, 2010 were oncology, circulatory/cardiovascular, endocrine/metabolic, infectious diseases and central nervous system. For a detailed discussion of our revenue, margins, earnings and other financial results for the quarter ended June 30, 2010, see “Results of Operations – Three Months Ended June 30, 2009 versus Three Months Ended June 30, 2010” below.

Our operating margin rate for the second quarter of 2010 was 10.8% and reflects investments we have made in our Phase II-IV business, overhead and integration expenses from our acquisitions of Excel and Bioduro in China, start-up expenses associated with our new cGMP lab in Ireland and call center in Eastern Europe, and investments in information technology and business development. We anticipate continuing improvement in operating margin during the course of 2010 from projected revenue growth and return on our investments. We continue to focus on all selling, general and administrative, or SG&A, spending and driving efficiencies, while selectively investing for future growth and productivity gains.

Capital expenditures for the three months ended June 30, 2010 totaled $16.0 million. These capital expenditures were primarily for computer hardware and software, scientific equipment for our laboratory units and various leasehold improvements. We made these investments to support our business and to improve the efficiencies of our operations. For the remainder of 2010, we expect to spend between approximately $30 million to $55 million for capital expenditures, primarily for facility expansions and improvements, as well as investments in information technology and new laboratory equipment.

As of June 30, 2010, we had $575.1 million of cash, cash equivalents and short- and long-term investments. In the second quarter of 2010, we generated $59.5 million in cash from operations. The number of days’ revenue outstanding in accounts receivable and unbilled services, net of unearned income, also known as DSO, was 23 days for the six months ended June 30, 2010, compared to 31 days for the year ended December 31, 2009. DSO decreased in the second quarter of 2010 due to improved cash collections, the mix of contracts performed and their payment terms. We plan to continue to monitor DSO and the various factors that affect it. However, we expect DSO will continue to fluctuate from quarter to quarter depending on contract terms, the mix of contracts performed and our success in collecting receivables.

As previously announced, in June 2010, we spun off our compound partnering business into a separate, independent, publicly traded company, Furiex Pharmaceuticals, Inc.

New Business Authorizations and Backlog

We add new business authorizations, which are sales of our services, to backlog when we enter into a contract or letter of intent or receive a verbal commitment. Authorizations can vary significantly from quarter to quarter and contracts generally have terms ranging from several months to several years. We recognize revenue on these authorizations as services are performed. Our new authorizations for the three months ended June 30, 2009 and 2010 were $465.9 million and $610.5 million, respectively.

Our backlog consists of anticipated net revenue from contracts, letters of intent and verbal commitments that either have not started but are anticipated to begin in the future, or are in process and have not been completed. As of June 30, 2010, the remaining duration of the contracts in our backlog ranged from one to 100 months, with a weighted-average duration of 35 months. We expect the weighted-average duration of the contracts in our backlog to fluctuate from quarter to quarter in the future, based on the contracts constituting our backlog at any given time. Amounts included in backlog represent anticipated future net revenue, exclude net revenue that has been recognized previously in our statements of income, and have been adjusted for foreign currency fluctuations. Our backlog as of June 30, 2009 and 2010 was $3.2 billion. For various reasons discussed in “Item 1. Business – Backlog” in our Annual Report on Form 10-K for the year ended December 31, 2009, including contract cancellations, our backlog might never be recognized as revenue and is not necessarily a meaningful predictor of future performance.

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

In connection with the management of clinical trials, we pay, on behalf of our clients, fees to investigators and test subjects as well as other out-of-pocket costs for items such as travel, printing, meetings and couriers. Our clients reimburse us for these costs. Amounts paid by us as a principal for out-of-pocket costs are included in direct costs as reimbursable out-of-pocket expenses and the reimbursements we receive as a principal are reported as reimbursed out-of-pocket revenue. In our statements of income, we combine amounts paid by us as an agent for out-of-pocket costs with the corresponding reimbursements, or revenue, we receive as an agent. During the three months ended June 30, 2009 and 2010, fees paid to investigators and other fees we paid as an agent and the associated reimbursements were approximately $97.1 million and $91.3 million, respectively.

Most of our contracts can be terminated by our clients either immediately or after a specified period following notice. These contracts typically require the client to pay us the fees earned to date, the fees and expenses to wind down the study and, in some cases, a termination fee or some portion of the fees or profit that we could have earned under the contract if it had not been terminated early. Therefore, revenue recognized prior to cancellation generally does not require a significant adjustment upon cancellation. If we determine that a loss will result from the performance of a contract, we charge the entire amount of the estimated loss against income in the period in which such determination is made.

The Discovery Sciences segment generated revenue in the form of upfront payments, development and regulatory milestone payments, royalties and sales-based milestone payments in connection with the out-licensing of compounds. Upfront payments were generally paid within a short period of time following the execution of an out-license and collaboration agreement. Milestone payments were typically one-time payments to us triggered by the collaborator’s achievement of specified development and regulatory events such as the commencement of Phase III trials or regulatory submission or approval. Royalties were payments received by us based on net product sales of a collaboration. Sales-based milestone payments were typically one-time payments to us triggered when the aggregate net sales of product by a collaborator for a specified period (for example, an annual period) reach an agreed upon threshold amount. We recognized these various forms of payment from our collaborators when the event which triggered the obligation of payment had occurred, there were no further obligations on our part in connection with the payment, and collection was reasonably assured.

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

Three Months Ended June 30, 2009 versus Three Months Ended June 30, 2010

The following table sets forth amounts from our consolidated condensed financial statements along with the dollar and percentage change for the three months ended June 30, 2009 compared to the three months ended June 30, 2010.

	Three Months Ended June 30,
(in thousands, except per share data)	2009	2010	$ Inc (Dec)	% Inc (Dec)
Net revenue:
Development	$330,179	$333,779	$3,600	1.1%
Discovery Sciences	162	7,717	7,555	4,663.6
Reimbursed out-of-pockets	24,257	28,423	4,166	17.2
Total net revenue	354,598	369,919	15,321	4.3

Direct costs:
Development	158,486	163,773	5,287	3.3
Discovery Sciences	145	(26)	(171)	(117.9)
Reimbursable out-of-pocket expenses	24,257	28,423	4,166	17.2
Total direct costs	182,888	192,170	9,282	5.1

Research and development expenses	979	8,445	7,466	762.6
Selling, general and administrative expenses	96,648	112,106	15,458	16.0
Depreciation and amortization	15,819	17,114	1,295	8.2
Operating income	58,264	40,084	(18,180)	(31.2)

Loss from equity method investment	—	(1,747)	(1,747)	(100.0)
Other income, net	1,075	2,747	1,672	155.5

Income from continuing operations before provision for income taxes	59,339	41,084	(18,255)	(30.8)
Provision for income taxes	17,894	17,522	(372)	(2.1)
Income from continuing operations	41,445	23,562	(17,883)	(43.1)
Income (loss) from discontinued operations, net of provision for income taxes	16,616	(2,585)	(19,201)	(115.6)
Net income	$58,061	$20,977	$(37,084)	(63.9)

Income per diluted share from continuing operations	$0.35	$0.20	$(0.15)	(42.9)

Income (loss) per diluted share from discontinued operations	$0.14	$(0.02)	$(0.16)	(114.3)

Net income per diluted share	$0.49	$0.18	$(0.31)	(63.3)

Total net revenue increased $15.3 million to $369.9 million in the second quarter of 2010. The increase in total net revenue resulted from increases in both our Development and Discovery Sciences segment revenue. The Development segment generated net revenue of $333.8 million, which accounted for 90.2% of total net revenue for the second quarter of 2010. The $3.6 million increase in Development segment net revenue was primarily attributable to a $8.2 million increase in net revenue from our laboratory units and our Phase I clinic, offset by a decrease of $4.6 million in our Phase II-IV services. Of the decrease in our Phase II-IV services, $2.6 million was due to the strengthening of the U.S. dollar relative to the euro and pound sterling. The increase in net revenue from our laboratory services was primarily related to the BioDuro acquisition in late 2009.

The Discovery Sciences segment generated net revenue of $7.7 million in the second quarter of 2010. The $7.6 million increase in Discovery Sciences segment net revenue from the same period in 2009 was primarily attributable to the $7.5 million milestone payment we earned as a result of regulatory approvals of NESINA® in Japan. We contributed the account receivable for that payment to Furiex in the spin-off of our compound partnering business.

Total direct costs increased $9.3 million to $192.2 million in the second quarter of 2010 primarily as the result of an increase in Development segment direct costs. Development segment direct costs increased $5.3 million to $163.8 million in the second quarter of 2010. The increase was mainly attributable a $5.7 million reduction in research credits recognized in the second quarter of 2010 compared to the same period in 2009, an increase of $2.0 million in contract labor and subcontractor costs and an increase of $1.3 million in supply costs related to our laboratories. These costs were partially offset by a hedging gain of $0.5 million in the second quarter of 2010 compared to a hedging loss of $1.8 million in the second quarter of 2009, as well as a $1.6 million decrease in personnel costs.

R&D expenses increased $7.5 million to $8.4 million in the second quarter of 2010. The increase in R&D expense was primarily due to development costs associated with the two therapeutic compounds acquired from Janssen Pharmaceutica in November 2009. Given the completion of our spin-off of the compound partnering business in June 2010, we expect R&D expenses to decrease substantially over the remainder of 2010.

SG&A expenses increased $15.5 million to $112.1 million in the second quarter of 2010. The increase in SG&A expenses was primarily related to a $7.6 million increase in personnel costs primarily related to additional employees from the Excel and BioDuro acquisitions, a $4.9 million increase in facilities and information systems costs, $1.8 million in accounting and legal costs related to our compound partnering spin-off, a $1.3 million increase in non-billable travel, meals and entertainment costs and a $0.8 million increase in contract labor and subcontractor costs. These costs were partially offset by a $2.0 million decrease in bad debt expense.

Depreciation and amortization expense increased $1.3 million to $17.1 million in the second quarter of 2010. The increase was related to property and equipment we acquired to accommodate future growth.

In October 2009, we committed to invest up to $102.7 million in Celtic Therapeutics Holdings, L.P. As of June 30, 2010, we had invested a total of $32.7 million of the aggregate commitment. We account for this investment under the equity method of accounting. For the three months ended June 30, 2010, we recognized a loss from equity investment of $1.7 million. As of June 30, 2010, our investment balance in Celtic was $27.6 million.

Other income, net increased $1.7 million to $2.7 million in the second quarter of 2010. This increase was due primarily to a gain on sale of investment, partially offset by an impairment of investment.

Our provision for income taxes from continuing operations decreased $0.4 million to $17.5 million in the second quarter of 2010. Our effective income tax rate from continuing operations for the second quarter of 2010 was 42.6% compared to 30.2% for the second quarter of 2009. The increase in our effective tax rate was primarily attributable to $3.8 million of tax expense in the second quarter of 2010 related to a valuation allowance for deferred tax assets for the compound partnering spin-off.

The loss from discontinued operations, net of provision for income taxes was $2.6 million in the second quarter of 2010. In May 2009, we completed the disposition of substantially all of the assets of Piedmont Research Center, LLC. Piedmont Research Center provided preclinical research services. The gain from the sale of Piedmont Research Center of $19.5 million, net of provision for income taxes of $16.1 million was recognized in the second quarter of 2009. In December 2009, we completed the disposition of our wholly owned subsidiary PPD Biomarker Discovery Sciences, LLC. PPD Biomarker Discovery Sciences provided biomarker discovery services and participant sample analysis. In May 2010, we discontinued the operations of our wholly owned subsidiary PPD Dermatology, Inc. due to unfavorable efficacy data associated with the MAG-131 program. As a result, these business units have been shown as discontinued operations for 2009 and 2010.

Net income decreased $37.1 million to $21.0 million in the second quarter of 2010, a decrease of 63.9% from $58.1 million in the second quarter of 2009. Net income per diluted share of $0.18 in the second quarter of 2010 represents a 63.3% decrease from $0.49 net income per diluted share in the second quarter of 2009. Net income per diluted shares for the second quarter of 2009 included a $19.5 million gain, net of tax, from the sale of Piedmont Research Center.

Six Months Ended June 30, 2009 versus Six Months Ended June 30, 2010

The following table sets forth amounts from our consolidated condensed financial statements along with the dollar and percentage change for the six months ended June 30, 2009 compared to the six months ended June 30, 2010.

	Six Months Ended June 30,
(in thousands, except per share data)	2009	2010	$ Inc (Dec)	% Inc (Dec)
Net revenue:
Development	$665,533	$657,606	$(7,927)	(1.2%)
Discovery Sciences	5,324	8,010	2,686	50.5
Reimbursed out-of-pockets	48,111	51,072	2,961	6.2

Total net revenue	718,968	716,688	(2,280)	(0.3)

Direct costs:
Development	322,655	323,774	1,119	0.3
Discovery Sciences	440	126	(314)	(71.4)
Reimbursable out-of-pocket expenses	48,111	51,072	2,961	6.2

Total direct costs	371,206	374,972	3,766	1.0

Research and development expenses	2,290	14,783	12,493	545.5
Selling, general and administrative expenses	189,783	225,016	35,233	18.6
Depreciation and amortization	30,837	34,151	3,314	10.7

Income from operations	124,852	67,766	(57,086)	(45.7)

Loss from equity method investment	—	(3,789)	(3,789)	(100.0)
Other income, net	857	4,020	3,163	369.1

Income from continuing operations before provision for income taxes	125,709	67,997	(57,712)	(45.9)
Provision for income taxes	39,124	26,153	(12,971)	(33.2)

Income from continuing operations	86,585	41,844	(44,741)	(51.7)
Income (loss) from discontinued operations, net of provision for income taxes	16,045	(3,662)	(19,707)	(122.8)

Net income	$102,630	$38,182	$(64,448)	(62.8)

Income per diluted share from continuing operations	$0.73	$0.35	$(0.38)	(52.1)

Income (loss) per diluted share from discontinued operations	$0.14	$(0.03)	$(0.17)	(121.4)

Net income per diluted share	$0.87	$0.32	$(0.55)	(63.2)

Total net revenue decreased $2.3 million to $716.7 million in the first six months of 2010. The decrease in total net revenue resulted from a decrease in our Development segment revenue, partially offset by an increase in Discovery Sciences segment revenue. The Development segment generated net revenue of $657.6 million, which accounted for 91.8% of total net revenue for the first six months of 2010. The $7.9 million decrease in Development segment net revenue was primarily attributable to a $23.4 million decrease in net revenue from our Phase II-IV services, offset by a $15.5 million increase in net revenue from our laboratory units and our Phase I clinic. The decrease in Phase II-IV services was related to the decrease in net authorizations in 2009. The increase in net revenue from our laboratory services was primarily related to the BioDuro acquisition in late 2009.

The Discovery Sciences segment generated net revenue of $8.0 million in the first six months of 2010, an increase of $2.7 million from the first six months of 2009. The higher 2010 Discovery Sciences segment net revenue was mainly attributable to the $7.5 million milestone payment we earned as a result of regulatory approvals of NESINA in Japan, while in 2009 we earned a $5.0 million in milestone payments as a result of regulatory approvals of Priligy in Finland and Sweden.

Total direct costs increased $3.8 million to $375.0 million in the first six months of 2010 primarily as the result of an increase in Development segment direct costs and reimbursable out-of-pocket expenses. Development segment direct costs increased $1.1 million to $323.8 million in the first six months of 2010. The increase was mainly attributable to a $3.0 million reduction in research credits recognized in the first six months of 2010 compared to the same period in 2009, a $3.7 million increase in supply costs related to our laboratories and a $1.2 million increase in facilities costs. These costs were partially offset by a hedging gain of $2.4 million in the first six months of 2010 compared to a hedging loss of $6.4 million in the first six months of 2009.

R&D expenses increased $12.5 million to $14.8 million in the first six months of 2010. The increase in R&D expense was primarily due to development costs associated with the two therapeutic compounds acquired from Janssen Pharmaceutica in November 2009. Given the completion of our spin-off of the compound partnering business in June 2010, we expect R&D expenses to decrease substantially over the remainder of 2010.

SG&A expenses increased $35.2 million to $225.0 million in the first six months of 2010. The increase in SG&A expenses was primarily related to a $16.9 million increase in personnel costs primarily related to additional employees related to the Excel and BioDuro acquisitions, a $6.9 million increase in facilities and information systems costs, $5.0 million in accounting and legal costs related primarily to our compound partnering spin-off, a $3.2 million increase in non-billable travel and training costs, a $3.0 million reduction in research credits recognized in the first six months of 2010 compared to the same period in 2009 and a $1.4 million increase in contract labor and subcontractor costs, partially offset by a decrease of $1.4 million in bad debt expense.

Depreciation and amortization expense increased $3.3 million to $34.2 million in the first six months of 2010. The increase relates to property and equipment we acquired over the past year to accommodate growth.

In October 2009, we committed to invest up to $102.7 million in Celtic Therapeutics Holdings, L.P. As of June 30, 2010, we had invested a total of $32.7 million of the aggregate commitment. We account for this investment under the equity method of accounting. For the six months ended June 30, 2010, we recognized a loss from equity investment of $3.8 million. As of June 30, 2010, our investment balance in Celtic was $27.6 million.

Other income, net increased $3.2 million to $4.0 million in the first six months of 2010. Changes in exchange rates from the time we recognize revenue until the client pays resulted in a net loss of $0.2 million for the first six months of 2010, down from a net loss of $2.4 million for the first six months of 2009. The increase in other income was also due to a gain on sale of investment, partially offset by an impairment of investment and a decrease in interest income from lower rates earned on cash balances.

Our provision for income taxes from continuing operations decreased $13.0 million to $26.2 million in the first six months of 2010. Our effective income tax rate from continuing operations for the first six months of 2010 was 38.5% compared to 31.1% for the first six months of 2009. The increase in our effective tax rate was primarily attributable to $3.8 million of tax expense in the first six months of 2010 related to a valuation allowance for deferred tax assets for the compound partnering spin-off.

The loss from discontinued operations, net of provision for income taxes was $3.7 million in the first six months of 2010. In May 2009, we completed the disposition of substantially all of the assets of Piedmont Research Center, LLC. Piedmont Research Center provided preclinical research services. The gain from the sale of Piedmont Research Center of $19.5 million, net of provision for income taxes of $16.1 million was recognized in the first six months of 2009. In December 2009, we completed the disposition of our wholly owned subsidiary PPD Biomarker Discovery Sciences, LLC. PPD Biomarker Discovery Sciences provided biomarker discovery services and participant sample analysis. In May 2010, we discontinued the operations of our wholly owned subsidiary PPD Dermatology, Inc. due to unfavorable efficacy data associated with the MAG-131 program. As a result, these business units have been shown as discontinued operations for 2009 and 2010.

Net income of $38.2 million in the first six months of 2010 represents a decrease of 62.8% from $102.6 million in the first six months of 2009. Net income per diluted share of $0.32 in the first six months of 2010 represents a 63.2% decrease from $0.87 net income per diluted share in the first six months of 2009. Net income per diluted share for the first six months of 2009 included $5.0 million in milestone payments in connection with the regulatory approvals of Priligy in Finland and Sweden and a $19.5 million gain, net of tax, from the sale of Piedmont Research Center.

Liquidity and Capital Resources

As of June 30, 2010, we had $434.1 million of cash and cash equivalents and $58.1 million of short-term investments. We invest our cash and cash equivalents and short-term investments in bank deposits, financial instruments that are issued or guaranteed by the U.S. government and municipal debt obligations. Our expected primary cash needs are for capital expenditures, expansion of services, possible acquisitions, investments, geographic expansion, dividends, working capital and other general corporate purposes. We have historically funded our operations, dividends and growth, including acquisitions, primarily with cash flow from operations.

We held approximately $88.6 million and $89.8 million, net of unrealized loss, in auction rate securities at December 31, 2009 and June 30, 2010, respectively. Our portfolio of investments in auction rate securities consists principally of interests in government-guaranteed student loans, insured municipal debt obligations and municipal preferred auction rate securities. Except for $6.8 million sold in July 2010, the entire balance of auction rate securities were classified as long-term investments as of June 30, 2010 due to uncertainties about the liquidity in the auction rate securities market. We also recorded an unrealized loss on these investments of $21.3 million and $18.2 million as of December 31, 2009 and June 30, 2010, respectively. We concluded that this impairment was temporary because of our ability and intent to hold the auction rate securities until the fair value recovers. We will continue to seek to liquidate these investments at par value and will review the classification and valuation of these securities on a quarterly basis.

In the first six months of 2010, our operating activities provided $121.5 million in cash as compared to $81.9 million for the same period last year. The change in cash flow was due primarily to (1) lower net income in the first six months of 2010 compared to the same period in 2009, (2) a $20.6 million increase in noncash items relating to investing or financing activities, including a gain on sale of business of $19.5 million in the 2009 period, a net-of-tax loss from equity investment of $2.5 million, a $0.8 million impairment of investment, an increase in depreciation and amortization of $3.7 million, an increase in net loss on sale of assets of $1.5 million and an increase of $0.8 million on net gain on sale of investment, partially offset by a $7.0 million decrease in deferred income taxes and a $1.4 million decrease in the provision for doubtful accounts and (3) changes in operating cash receipts and payments totaling $83.4 million. The change in adjustments for accruals of expected future operating cash receipts and payments includes accounts receivable and unbilled services of $21.9 million, unearned income of $16.6 million, current income taxes of $21.7 million, accounts payable and other accrued expenses and deferred rent of $13.7 million, prepaid expenses and investigator advances of $9.6 million and payables to investigators of $2.3 million. The change in adjustments to deferrals of past operating cash receipts and payments includes other assets of ($2.3) million. Fluctuations in receivables and unearned income occur on a regular basis as we perform services, achieve milestones or other billing criteria, send invoices to clients and collect outstanding accounts receivable. This activity varies by individual client and contract. We attempt to negotiate payment terms that provide for payment of services prior to or soon after the provision of services, but the levels of unbilled services and unearned revenue can vary significantly from quarter to quarter.

In the first six months of 2010, our investing activities provided $53.0 million in cash. We used cash of $10.2 million to purchase investments, $27.2 million for capital expenditures, $7.2 million for acquisitions and $4.0 million for loan advances. These amounts were offset by maturity and sale of investments of $98.0 million and additional proceeds from the sale of business of $3.5 million. Our capital expenditures in the first six months of 2010 primarily consisted of $12.8 million for computer software and hardware, $8.0 million for additional scientific equipment for our laboratory units and $6.4 million for various facility improvements and furnishings.

In the first six months of 2010, our financing activities used $129.3 million of cash. We contributed $100.0 million of cash and cash equivalents to Furiex in the compound partnering spin-off and paid $35.6 million of dividends to shareholders, which were partially offset by proceeds of $6.1 million from stock option exercises and purchases under our employee stock purchase plan.

The following table sets forth amounts from our consolidated condensed balance sheet affecting our working capital, along with the dollar amount of the change from December 31, 2009 to June 30, 2010.

(in thousands)	December 31, 2009	June 30, 2010	$ Inc (Dec)
Current assets:
Cash and cash equivalents	$408,903	$434,074	$25,171
Short-term investments	144,645	58,056	(86,589)
Accounts receivable and unbilled services, net	429,670	399,073	(30,597)
Income tax receivable	16,887	15,526	(1,361)
Investigator advances	13,980	17,580	3,600
Prepaid expenses	24,458	26,533	2,075
Deferred tax assets	26,068	26,733	665
Cash held in escrow	12,415	16,889	4,474
Other current assets	55,115	31,358	(23,757)

Total current assets	$1,132,141	$1,025,822	$(106,319)

Current liabilities:
Accounts payable	$34,005	$30,530	$(3,475)
Payables to investigators	54,428	52,099	(2,329)
Accrued income taxes	4,043	5,748	1,705
Other accrued expenses	200,720	196,563	(4,157)
Unearned income	297,844	300,532	2,688

Total current liabilities	$591,040	$585,472	$(5,568)

Working capital	$541,101	$440,350	$(100,751)

Working capital as of June 30, 2010 was $440.4 million, compared to $541.1 million at December 31, 2009. The decrease in working capital was due primarily to the contribution of $100.0 million of cash and cash equivalents to Furiex in the compound partnering spin-off.

For the six months ended June 30, 2010, DSO was 23 days compared to 31 days for the year ended December 31, 2009. We calculate DSO by dividing accounts receivable and unbilled services less unearned income by average daily gross revenue for the applicable period. We expect DSO will continue to fluctuate in the future depending on contract terms, the mix of contracts performed within a quarter, the levels of investigator advances and unearned income, and our success in collecting receivables.

Our $25.0 million revolving credit facility with Bank of America, N.A. expired on June 30, 2010 and was not subsequently renewed. As of June 30, 2010, no borrowings were outstanding under this credit facility.

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

In 2008, we announced that our board of directors approved a stock repurchase program authorizing us to repurchase up to $350.0 million of our common stock from time to time in the open market. As of June 30, 2010, $260.7 million remained available for share repurchases under the stock repurchase program. Although we do not presently intend to repurchase additional shares in the near term under our existing repurchase program, if we do, we expect to finance any such potential stock repurchases from existing cash and cash flows from operations.

In October 2009, we committed to invest up to $102.7 million in Celtic Therapeutics Holdings L.P. Celtic is an investment partnership organized for the purpose of identifying, acquiring and investing in a diversified portfolio of novel therapeutic product candidates, with a focus on mid-stage compounds that have progressed through human proof of concept studies that are targeted to address unmet medical needs. As of June 30, 2010, we had invested a total of $32.7 million of the aggregate commitment and had an investment balance of $27.6 million, which includes cumulative investment losses to date. We expect to invest the remainder of our commitment over a period of four years.

In 2010, we entered into a non-revolving line of credit agreement to loan Celtic Pharma Development Services Bermuda Ltd., a subsidiary of Celtic Pharmaceutical Holdings L.P., up to $18.0 million for trade payables in connection with a specified drug candidate. Celtic Pharma Development Services Bermuda Ltd. has appointed us to conduct certain clinical studies on the specified drug candidate. Principal and interest are due and payable no later than June 30, 2013 and are secured by a guarantee of an affiliate of the borrower. As of June 30, 2010, we had advanced $4.0 million to the borrower.

As of June 30, 2010, we had commitments to invest up to an aggregate additional $12.8 million in four venture capital funds and $2.1 million in other investments. For further details, see Note 3 in the notes to the consolidated condensed financial statements.

As of June 30, 2010, our total gross unrecognized tax benefits were $30.3 million and of which, $15.7 million, if recognized, would reduce our effective tax rate. We believe that it is reasonably possible that the total amount of unrecognized tax benefits could decrease by up to $4.7 million within the next twelve months due to the settlement of audits and the expiration of statutes of limitations.

Our policy for recording interest and penalties associated with tax audits is to record them as a component of provision for income taxes. For the first six months ended June 30, 2010, we recorded $0.7 million and $0.1 million, respectively, of interest and penalties as expense in our statement of income. As of June 30, 2010, we accrued $6.0 million of interest and $1.1 million of penalties with respect to uncertain tax positions. To the extent these interest and penalties are not assessed, we will reduce amounts accrued and reflect them as a reduction of the overall income tax provision.

Under most of our agreements for Development services, we typically agree to indemnify and defend the sponsor against third-party claims based on our negligence or willful misconduct. Any successful claims could have a material adverse effect on our financial statements.

We expect to continue expanding our operations through internal growth, strategic acquisitions and investments. We expect to fund these activities, the payment of future cash dividends and potential repurchases of stock, if any, from existing cash, cash flows from operations and, if necessary or appropriate, borrowings under future credit facilities. We believe that these sources of liquidity will be sufficient to fund our operations, dividends and stock repurchases, if any, for the foreseeable future. From time to time, we evaluate potential acquisitions, investments and other growth and strategic opportunities that might require additional external financing, and we might seek funds from public or private issuances of equity or debt securities. While we believe we have sufficient liquidity to fund our operations for the foreseeable future, our sources of liquidity and ability to pay dividends or repurchase our stock could be affected by current and anticipated difficult economic conditions; our dependence on a small number of industries and clients; compliance with regulations; reliance on key personnel; breach of contract, personal injury or other tort claims; international risks; environmental or intellectual property claims; or other factors described below under “Potential Liability and Insurance”, “Potential Volatility of Quarterly Operating Results and Stock Price” and “Quantitative and Qualitative Disclosures about Market Risk”. In addition, see “Risk Factors,” “Contractual Obligations” and “Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2009.

Off-Balance Sheet Arrangements

From time to time, we cause letters of credit to be issued to provide credit support for guarantees, contractual commitments and insurance policies. The fair values of the letters of credit reflect the amount of the underlying obligation and are subject to fees competitively determined in the marketplace. As of June 30, 2010, we had four letters of credit outstanding for a total of $1.8 million. We have no other off-balance sheet arrangements except for operating leases entered into during the normal course of business.

Contractual Obligations

There have been no significant changes to the Contractual Obligation table included in our Annual Report on Form 10-K for the year ended December 31, 2009.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America, or GAAP, requires management to make estimates and assumptions that affect reported amounts and related disclosures. We have discussed those estimates that we believe are critical and require the use of complex judgment in their application in our 2009 Annual Report on Form 10-K. There were no material changes to our critical accounting policies and estimates in the first six months of 2010. For detailed information on our critical accounting policies and estimates, see our Annual Report on Form 10-K for the year ended December 31, 2009.

Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board, or FASB, issued a new accounting standard modifying how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. This standard clarifies that the determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. This standard requires an ongoing reassessment of whether a company is the primary beneficiary of a variable interest entity and requires additional disclosures about a company’s involvement in variable interest entities and any significant changes in risk exposure due to that involvement. This standard was effective January 1, 2010. The adoption of this standard had no impact on our financial statements.

In March 2010, the Emerging Issues Task Force of the FASB issued a new standard, the objective of which is to establish a revenue recognition model for contingent consideration that is payable upon the achievement of an uncertain future event, referred to as a milestone. This consensus will apply to milestones in single or multiple-deliverable arrangements involving research and development transactions, and will be effective for fiscal years (and interim periods within those fiscal years) beginning on or after June 15, 2010. We do not expect the adoption of this standard to have a material impact on our financial statements.

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

We are exposed to foreign currency risk by virtue of our international operations. We derived 39.5% and 42.5% of our net revenue for the three months ended June 30, 2009 and 2010, respectively, from operations outside the United States. We generally reinvest funds generated by each subsidiary in the country where they are earned. Accordingly, we are exposed to adverse movements in foreign currencies, predominately in the pound sterling, euro and Brazilian real.

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

We also have currency risk resulting from the passage of time between the recognition of revenue, the invoicing of clients under contracts and the collection of client payments against those invoices. If a contract is denominated in a currency other than the subsidiary’s local currency, we recognize an unbilled receivable at the time of revenue recognition and a receivable at the time of invoicing for the local currency equivalent of the foreign currency invoice amount. Changes in exchange rates from the time we recognize revenue until the client pays will result in our receiving either more or less in local currency than the amount that was originally invoiced. We recognize this difference as a foreign currency transaction gain or loss, as applicable, and report it in other income, net. If the exchange rate on accounts receivable balances denominated in pounds sterling and euros had increased by 10%, our foreign currency transaction loss would have increased by $3.0 million at June 30, 2010.

Our strategy for managing foreign currency risk relies primarily on receiving payment in the same currency used to pay expenses and other non-derivative hedging strategies. From time to time, we also enter into foreign currency hedging activities in an effort to manage our potential foreign exchange exposure. If the U.S. dollar had weakened an additional 10% relative to the pound sterling, euro and Brazilian real in the second quarter of 2010, income from continuing operations, including the impact of hedging, would have been approximately $0.5 million lower for the quarter based on revenues and the costs related to our foreign operations. From time to time, we also enter into foreign currency hedging activities in an effort to manage our potential foreign exchange exposure. We have hedged a significant portion of our foreign currency exposure for the remainder of 2010.

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

We are exposed to changes in interest rates on our cash, cash equivalents and investments and amounts outstanding under notes payable and lines of credit. We invest our cash and investments in financial instruments with interest rates based on market conditions. If the interest rates on cash, cash equivalents and investments decreased by 10%, our interest income would have decreased by approximately $0.1 million in the second quarter of 2010.

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

Internal Control Over Financial Reporting

No change to our internal control over financial reporting occurred during the second quarter of 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

Item 6.	Exhibits

(a)	Exhibits

10.162	Form of Severance Agreement, originally dated January 1, 2001, between Pharmaceutical Product Development, Inc. and various individuals.

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 – Chief Executive Officer

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 – Chief Financial Officer

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

Date: August 6, 2010