Form 10-K/A
period 2009-12-31
PHARMACEUTICAL PRODUCT DEVELOPMENT INC
filed 2010-08-23
CIK 1003124

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K /A

(Amendment No. 1)

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended December 31, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 0-27570

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC.

(Exact name of issuer as specified in its charter)

North Carolina	56-1640186
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

929 North Front Street Wilmington, North Carolina	28401
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (910) 251-0081

Securities registered under Section 12(b) of the Exchange Act:

Common Stock, par value $0.50 per share (Title of each class)	Nasdaq Global Select Market (Name of exchange on which registered)

Securities registered under Section 12(g) of the Exchange Act: None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act:    Yes  ☒    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act:    Yes  ☐    No   ☒

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

Explanatory Note:

Pharmaceutical Product Development, Inc. is filing this Amendment No. 1 (this “Form 10-K/A”) to its Annual Report on Form 10-K for the year ended December 31, 2009 (the “Original Filing”) in response to comments of the staff of the Securities and Exchange Commission.

For purposes of this Annual Report on Form 10-K/A, and in accordance with Rule 12b-15 under the Exchange Act, Item 11 of our Original Filing, as amended, has been amended and restated in its entirety. Also, Part IV, Item 15 has been amended to restore information for which confidential treatment was sought for the MuDelta Development and License Agreement dated as of November 16, 2009 between Janssen Pharmaceutica, N.V. and PPD Therapeutics, Inc. as amended, and for the TOPO Development and License Agreement dated as of November 16, 2009 between Janssen Pharmaceutica, N.V. and PPD Therapeutics, Inc. as amended. The agreements, with certain information restored, are filed herewith as Exhibits 10.272 and 10.274, respectively, and supersede and replace the agreements filed as Exhibits 10.272 and 10.274 to our Form 10-K filed February 26, 2010. We assigned both of the agreements to Furiex Pharmaceuticals, Inc. on June 14, 2010 as part of our previously announced spin-off of Furiex Pharmaceuticals, Inc. As a result of the assignment, we have no right or obligations under the agreements.

In addition, as required by Rule 12b-15 under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), new certifications by our principal executive officer and financial officer are filed or furnished, as applicable, as exhibits to this Form 10-K/A under Item 15 of Part IV hereof.

Except as stated herein, this Form 10-K/A does not reflect events occurring after the filing of the Original Filing and no attempt has been made in this Form 10-K/A to modify or update other disclosures as presented in the Original Filing. Accordingly, this Form 10-K/A should be read in conjunction with our filings with the SEC subsequent to the filing of the Original Filing.

Page

Part III.

Item 11. Executive Compensation	1

Part IV.

Item 15. Exhibits, Financial Statement Schedules	17

PART III

ITEM 11.	EXECUTIVE COMPENSATION

Compensation of Non-Employee Directors

Directors who are employees of the Company receive no additional compensation for serving on the Board of Directors. In 2009, we paid non-employee directors an annual retainer of $50,000 in quarterly installments after each regularly scheduled meeting of directors. Effective January 2010, the Board of Directors reduced its annual cash retainer from $50,000 to $36,000 in view of the challenging market and business conditions. We also pay each non-employee director $1,000 for each meeting of the Board of Directors attended in person and $1,000 for attendance at our annual meeting of shareholders. We pay each non-employee member of the Finance and Audit Committee $2,500 for each committee meeting attended in person, and we also pay the chairman of that committee an annual retainer of $10,000. For all other committees, we pay the chairman $1,500 for each meeting attended in person and all other non-employee committee members $1,000 per meeting attended in person. In the discretion of the Executive Chairman of the Board of Directors, we pay each non-employee director $500 for each Board and committee meeting attended by telephone. In addition, we grant each non-employee director a fully vested option to purchase common stock having a value of $65,000 on each date that he or she is elected or re-elected to the Board. We also grant each non-employee director restricted stock having a value of $65,000 on the first business day of each calendar year. The restricted stock vests 90% on the first anniversary of the grant, 5% on the second anniversary and 5% on the third anniversary, and is not transferable until the director departs from the Board. In addition to the above, the Lead Independent Director, who receives no other compensation for serving in that capacity, is entitled to administrative assistance in the form of direct access to Company personnel or reimbursement therefore in an amount determined by the Board of Directors or the Compensation Committee. The Lead Independent Director is also entitled to use the Company’s aircraft for personal use up to a maximum of 15,000 miles per year.

We maintain a nonqualified, unfunded deferred compensation plan that permits members of our Board of Directors to defer current income for future financial and retirement needs. Directors may defer up to 100% of their annual retainer and meeting fees on a pre-tax basis. Directors also have the opportunity to defer payment of restricted stock. We do not make contributions to this plan on behalf of any director and, other than accruals for interest on deferred cash compensation and dividend equivalents on deferred restricted stock, all amounts credited to these plans consist of compensation that was otherwise payable to the directors.

Cash amounts deferred each quarter earn interest based upon the three-month London Interbank Offered Rate, or LIBOR, plus 1.5%, which we believe is a reasonable rate of interest. The average annual interest rate during 2009 was 2.1%. Shares of restricted stock that are deferred are held as restricted stock units, payable as shares of common stock if and when the units become payable. The restricted stock units remain subject to the same vesting conditions as applicable to the shares of restricted stock. In addition, restricted stock units provide for dividend equivalents that are payable in cash at the time the units become vested or when the units become payable, depending on the participant’s election.

A participating director may elect to have the deferrals payable on a date specified by the director that is at least two years after the deferral election is made, but not more than 10 years after termination of service as a director. Alternatively, the director may elect to have deferrals payable on such a specified date or the date of termination of service as a director, if earlier. Directors may choose to have deferrals payable either in a lump sum or installments over a period of five years. Separate payment elections are made for each year’s cash and restricted stock deferrals, as applicable. Changes to payment elections are permitted in limited circumstances. Directors may also request unplanned in-service distributions in limited emergency situations. Our Board of Directors may elect to pay out participants in the event of a change of control of the Company.

The following table shows the compensation earned by each non-employee director of the Company for the year ended December 31, 2009.

Director Compensation in Fiscal 2009

Name	Fees Earned or Paid in Cash ($)(1)		Stock Awards ($)(2)	Option Awards ($)(3)	All Other Compen- sation ($)		Total ($)
Stuart Bondurant	$72,000		$64,995	$64,996	$0		$201,991
Frederick Frank	81,000	(4)	64,995	64,996	0		210,991
David L. Grange(5)	34,000		64,995	0	0		98,995
Catherine M. Klema	65,000		64,995	64,996	0		194,991
Terry Magnuson	71,000		64,995	64,996	0		200,991
Ernest Mario	61,500		64,995	64,996	116,759	(6)	308,250
John A. McNeill, Jr.	74,000		64,995	64,996	0		203,991

(1)	Consists of the annual board retainer, board and committee meeting fees, and committee chair retainers.

(2)	On January 2, 2009, we granted each non-employee director 2,242 shares of restricted stock having an aggregate grant date fair value of $64,995 computed in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718, Stock Compensation, as modified or supplemented, or FASB ASC Topic 718. All directors deferred the entire grant under the Company’s deferred compensation plan for non-employee directors and now hold these shares as restricted stock units under that plan.

(3)	On May 20, 2009, the date on which the directors were re-elected to the Board for a term of one year, each non-employee director except for General Grange was granted nonqualified options to purchase 13,577 shares of common stock of the Company having an aggregate grant date fair value of $64,996 computed in accordance with FASB ASC Topic 718. General Grange was not awarded any options upon re-election as his promotion to Chief Executive Officer was announced on May 19, 2009. As of December 31, 2009, the number of shares underlying options held by each non-employee director was as follows: 35,399 shares for Dr. Bondurant; 87,399 shares for Mr. Frank; 59,399 shares for Ms. Klema; 87,399 shares for Dr. Magnuson; 35,399 shares for Dr. Mario; and 103,399 shares for Mr. McNeill.

(4)	Mr. Frank deferred 100% of his 2009 cash Board fees under the Company’s deferred compensation plan for non-employee directors.

(5)	Effective July 1, 2009, the Company promoted General Grange to Chief Executive Officer of the Company. General Grange is also a director of the Company. The amounts shown in this table reflect compensation General Grange earned in 2009 for his service as a non-employee director of the Company.

(6)	Consists of $102,359 for personal use of the Company’s aircraft and $14,400 for reimbursement for administrative assistance. In 2009, Dr. Mario used the Company’s aircraft for personal use for a total of 14,869 miles. The value of his use of the Company’s aircraft is based on the aggregate incremental cost to the Company. For a description of the Company’s policy on personal use of corporate aircraft, see “Corporate Aircraft Policy” below.

Executive Compensation

Compensation Discussion and Analysis

Executive Compensation Objectives

The Compensation Committee seeks to establish and implement a compensation system for the Company’s executive officers that is performance-oriented and designed to meet the following objectives:

•	enable the Company to attract, retain and motivate its executive officers;

•	provide for compensation that is both externally competitive and internally equitable;

•	reward for outstanding Company and individual performance;

•	provide long-term incentive compensation through equity grants; and

•	promote long-term shareholder value.

To achieve these objectives, the Committee seeks to design the Company’s executive compensation program and set compensation levels for the Named Executive Officers that are comparable to those of other companies that compete with us for executive talent. The Committee uses both objective and subjective criteria to evaluate Company and individual performance and set compensation. This approach allows the Committee to exercise discretion and not rely solely on rigid formulas and quantitative analyses. The Committee also generally targets cash compensation at the 50th percentile of our peer companies and supplements that with additional executive compensation in the form of stock options and restricted stock. Through a discretionary annual cash incentive plan, the Committee also seeks to reward outstanding performance, incentivize future achievement and assist in attracting and retaining our executive officers. Using generally the same analyses and discretion as under the cash incentive plan, we also provide long-term compensation in the form of stock option and restricted stock grants that generally vest over a three-year period. The Committee believes these awards allow the Named Executive Officers to participate in the long-term success of the Company, align their interests with those of our shareholders, reward for past performance and incentivize future performance and help retain talented executive management personnel.

        The Committee relies on various sources of information to assist it in establishing and maintaining the Company’s compensation program. Since 1997, the Committee has engaged Frederic W. Cook & Co., Inc., an independent compensation consulting firm, every three years to review and assess the Company’s executive compensation program. As directed by the Committee, the Cook firm evaluates the Company’s base salary, annual cash incentive awards and long-term equity compensation for various members of senior management of the Company, including the Named Executive Officers, and compares the Company’s compensation levels against those offered by public companies in two peer groups.

        The Committee also considers data from the Radford Global Life Sciences survey for companies in the life sciences industry with 500 employees or more. Finally, the Committee relies on the experience and knowledge that the Company and its senior management have gained over the years from the administration of the Company’s compensation programs, and seeks input from the Executive Chairman and the Chief Executive Officer on the performance of the other Named Executive Officers and on recommendations for their compensation levels. The Compensation Committee uses information from these sources to assist it in evaluating the competitiveness of the Company’s executive compensation programs, setting compensation levels for the Named

Executive Officers and meeting the Committee’s stated compensation objectives.

The Compensation Committee believes that the Company’s compensation programs for its executive officers are competitive and appropriately designed to attract and retain key employees, reward superior performance and promote long-term shareholder value. The Committee plans to continue to review the compensation payable to the Company’s executive officers, periodically evaluate the Company’s compensation practices with the assistance of an independent compensation consultant and make any changes it deems appropriate to the Company’s compensation structure to ensure that the programs are designed and implemented to achieve the Committee’s stated goals.

Executive Compensation Policy

The principal components of compensation for the Company’s Named Executive Officers are base salary, discretionary annual cash incentive awards and long-term incentive compensation in the form of nonqualified stock option and restricted stock awards. The Company also provides severance benefits upon a change in control of the Company, a 401(k) retirement savings plan with matching contributions from the Company, a group health plan, group term life insurance, a wellness program, limited personal use of corporate aircraft, and a nonqualified deferred compensation plan. The Company does not maintain supplemental retirement programs for its Named Executive Officers. In addition, the Company does not make matching or other contributions to the nonqualified deferred compensation plan on behalf of its executive officers, but does provide for a reasonable rate of interest on deferred cash compensation.

Under the direction of the Compensation Committee, the Company has entered into employment agreements with each of its Named Executive Officers. Based on its experience with the Company, the Committee continues to believe that employment agreements with shorter terms and annual performance reviews promote better performance by Company executives. Thus, the Committee continues to adhere to its general policy that employment agreements for its executives will have an initial term of one or two years, with a provision for successive one-year renewal terms unless either party gives notice to the other that the agreement will not be renewed.

Peer Group Compensation Data

As noted above, an important component of our executive compensation analyses is a comparison of our executive compensation to that paid by a group of peer companies. It is only one component we use to evaluate our compensation programs and set compensation levels. However, we believe it is a useful tool because we compete with the peer companies for executive talent. This was particularly true for us in recent years, as we hired five new executive officers in the last three years, including a new Chief Executive Officer, General Grange.

When we first engaged the Cook firm in 1997, it identified two peer groups for us, one consisting solely of other contract research organizations and one consisting of biopharmaceutical companies and later expanded to include biological product and diagnostic companies that were generally comparable in size to the Company based on revenue, net income and market capitalization. The Cook firm updates these peer groups for changes resulting from mergers, acquisitions, bankruptcies, going-private transactions and other circumstances, removing from the lists any companies that no longer fit the relevant criteria and adding any new ones that do.

In addition to the analysis of compensation information for the public companies in the two peer groups, the Cook firm and the Committee review the most recent Radford Global Life Sciences Survey for competitive pay information for life science companies with 500 employees or more that participate in that Survey.

Tally Sheets

The Committee also periodically reviews tally sheets setting forth and totaling all components of compensation for each of the Company’s Named Executive Officers, including base salary, annual cash incentive awards, equity awards, earnings under the Company’s nonqualified deferred compensation plan, corporate aircraft usage and other perquisites. The tally sheets also set forth information regarding the value of outstanding unexercised stock options, vested and unvested restricted stock, and potential payments under severance agreements upon a change of control of the Company. The overall purpose of these tally sheets is to bring together, in one place, all the elements of compensation of the Named Executive Officers. This allows the Committee to quantitatively analyze both the individual elements of compensation and the aggregate amounts of compensation. It also facilitates our review of the compensation of each of the Named Executive Officers compared to the others, which we do in order to evaluate the internal equity of our executive compensation program. In 2009, the Committee did not make any specific adjustments to Named Executive Officer compensation as a result of its review of tally sheets.

The 2009 Cook Report

        Consistent with its practice, in 2009, the Committee engaged the Cook firm to assess the Company’s compensation program for various members of senior management of the Company, including the Named Executive Officers. As a part of its analyses, the Cook firm compared the Company’s base salary, annual cash incentive program and long-term equity incentive compensation against similar forms of compensation paid by public companies in our two peer groups selected by the Cook firm. In 2009, the two peer groups consisted of the following companies:

Contract Research Organizations	Biopharm Companies

Charles River Laboratories International, Inc.	Biogen Idec Inc.
Covance Inc.	Biovail Corporation
ICON plc	Cephalon, Inc.
Kendle International Inc.	IMS Health Incorporated
MDS Pharma Services	Life Technologies Corporation
PAREXEL International Corporation	Mettler-Toledo International Inc.
PerkinElmer, Inc.
Sepracor Inc.
Valeant Pharmaceuticals International
Varian, Inc.
Watson Pharmaceuticals, Inc.

In addition, the Cook firm reviewed the 2009 Radford Global Life Sciences Survey for competitive pay information for contract research organizations that participated in the Survey.

The Committee received the report of the Cook firm in December 2009. Based on its analyses, the Cook firm concluded that the Company’s executive compensation structure and levels were conservative and suggested that the Committee consider changes in the annual cash incentive compensation plan and the mix of long-term equity compensation. The Committee continues to consider these and other potential forms of executive compensation to ensure that its stated objectives are met.

Tax Considerations

Section 162(m) of the Internal Revenue Code places a limit of $1,000,000 on the amount of compensation that the Company may deduct in any one year with respect to certain executive officers. There is an exception to the $1,000,000 limitation for performance-based compensation meeting certain requirements. The nonqualified stock option grants that the Company awards under its Equity Compensation Plan, as amended and restated (the “Equity Compensation Plan”) are designed to qualify under the compensation requirements of this provision. The Compensation Committee believes that compensation paid to the Named Executive Officers for 2009 is properly deductible under Section 162(m); however, no assurance can be made in this regard.

In addition, compensation paid to the Company’s Named Executive Officers is intended to satisfy the requirements of Section 409A (and the Treasury Department guidance and regulations issued thereunder) to avoid the imposition of any additional taxes or penalties under Section 409A. Specifically, our deferred compensation plan has been designed to satisfy Section 409A, although no assurance can be made in this regard.

The Committee did not make any specific adjustments to Named Executive Officer compensation in 2009 as a result of tax considerations.

Analysis of Specific Compensation Programs

Base Salary. The Company’s base salary is designed to recognize the duties and responsibilities of each executive office and the experience, knowledge, ability and skill of the Named Executive Officer that holds each such position. The Committee believes that base salaries are an important component of the Company’s executive compensation program and are critical in attracting and retaining executive talent. The Committee reviews base salaries of the Company’s Named Executive Officers in the first quarter of each year, which is the same cycle on which annual base salaries are generally reviewed for other employees. In setting annual base salaries, the Committee takes into consideration the Company’s overall financial and operating performance in the prior year, the Company-wide target for base salary increases for all employees, market and competitive salary information as noted above, inflation, changes in the scope of an executive officer’s job responsibilities, other components of compensation and other relevant factors. The Committee also reviews the Named Executive Officer’s individual performance and the performance of the divisions, business units or departments for which that person is responsible. For the Executive Chairman, the Committee evaluates his performance and determines the salary adjustment, taking into account the factors noted above. For the Chief Executive Officer, the Committee evaluates his performance and determines his salary, taking into account the recommendation of the Executive Chairman and the factors noted above. For the other Named Executive Officers, the Committee receives an evaluation from the Chief Executive Officer on that person’s performance and a recommendation for a salary adjustment. Based on the annual reviews of the Company’s Named Executive Officers for 2009, the Committee approved the base salary adjustments set forth below, effective April 1, 2010:

Name and Title	Salary Before Adjustment	Salary Adjustment		Salary After Adjustment
		($)	(%)
Fredric N. Eshelman Executive Chairman	$740,000	$0	0%	$740,000

David L. Grange Chief Executive Officer	575,000	25,000	4.3%	600,000

William J. Sharbaugh Chief Operating Officer	383,780	23,045	6.0%	406,825

Daniel G. Darazsdi Chief Financial Officer	369,495	18,477	5.0%	387,972

Christine A. Dingivan Executive Vice President/ Chief Medical Officer	363,000	10,890	3.0%	373,890

With regard to Dr. Eshelman, the Committee determined that his current base salary as Executive Chairman is sufficient. The Committee’s decision was not a result of any concerns over his performance. The increases to the base salaries for Messrs. Sharbaugh and Darazsdi include a market adjustment based on competitive pay information.

Annual Incentive Cash Compensation. The Committee believes that incentive compensation through annual cash bonuses is a critical element of the Company’s executive compensation program. This component of compensation provides an incentive to the Named Executive Officers to achieve both Company and individual performance objectives and to be rewarded for those achievements. Each year, the Compensation Committee adopts a discretionary employee incentive compensation plan for that year. The plan is typically reviewed and approved by the Committee at a meeting held prior to or during the first quarter of the plan year. It applies to all full-time Company employees and provides for bonus ranges and targets for all management and non-management positions based on a percentage of eligible base earnings for the plan year, but with awards made entirely at the discretion of the Committee. The Chief Executive Officer makes recommendations for changes to the bonus ranges and targets for the Company’s Named Executive Officers other than the Executive Chairman and himself. The bonus ranges and targets for the Executive Chairman, the Chief Executive Officer and the Company’s other Named Executive Officers are determined by the Committee. In all cases, the Committee seeks to establish bonus ranges and targets that are designed to ensure that targeted incentive and total cash compensation is competitive.

Annual cash awards under the annual employee incentive compensation plan, including those paid to the Company’s executive officers, are determined and paid during the first quarter of the year following the plan year. The Chief Executive Officer submits his recommendations for annual cash awards for the Named Executive Officers other than himself to the Committee for their review and approval. In accordance with its charter and established practice, the annual cash incentive award for the Executive Chairman is determined solely by the Committee in closed session outside the presence of the Executive Chairman. The annual cash incentive award for the Chief Executive Officer is also determined by the Committee outside the presence of the Chief Executive Officer, taking into account any recommendations of the Executive Chairman. The Committee determines the annual cash award for the Executive Chairman and the Chief Executive Officer based on the plan as approved by the Committee, the Company’s performance as noted above and such officer’s performance during the plan year.

The employee incentive compensation plan is designed to reward individuals for superior achievement over and above the expected, day-to-day performance of their respective job duties and responsibilities. Cash payments under the plan are determined, subject to the discretion of the Committee, based on the Company’s overall financial and operating performance as compared to its publicly disclosed financial guidance for the year, business unit or department performance and individual performance and contributions to the Company during the year. Individual discretionary awards under the plan are made from an annual bonus pool reserved for and based on the Company’s performance. The size of the bonus pool for each year is based on the Company’s annual budget and in most years the target bonuses for eligible participants under the discretionary incentive plan for that year. The corporate objectives used to determine the size of the bonus pool are net revenue and earnings per share, or EPS, as publicly announced. Neither the size of the final bonus pool nor individual discretionary bonuses paid to participants in the incentive plan, including the Named Executive Officers, are based on a specific formula or level of achievement compared to plan, but rather at the discretion of the Committee taking into account the factors discussed above. The Committee believes that these objectives, including meeting the Company’s projected financial guidance, are achievable, yet challenging. As evidence of that and the exercise of the Committee’s discretion, in 2004 and 2005, the Company achieved outstanding financial and operating performance and the incentive compensation payments made to the Company’s Named Executive Officers for those years were either at or above target. By contrast, the Committee did not pay any incentive compensation awards to the Named Executive Officers for 2003 due to the Company’s lower-than-expected performance for that year. Similarly, for the full years 2006, 2007 and 2008, the Company achieved mixed financial and operating results, and the Committee approved incentive compensation awards that ranged from slightly above to below target.

In 2009, the Company’s revenue and financial performance were below expectations. The revenue and financial performance of the Company were significantly impacted by unprecedented levels of contract cancellations and lower than expected new business authorizations throughout 2009. In addition, regulatory developments resulted in us not receiving two expected milestone payments associated with our discovery sciences segment, and we incurred additional research and development expenses for two new compounds acquired in the fourth quarter of 2009. As a result of these and other factors, annual revenue totalled $1.32 billion compared to initial guidance of $1.53 billion to $1.605 billion. Diluted EPS was likewise impacted, coming in at $1.34 compared to an initially projected range of $1.97-$2.05. However, the Compensation Committee believes that the 2009 contract cancellations and milestone payment delays were not foreseeable or controllable by the Company and were not related to the Company’s operating performance, but primarily resulted from general economic conditions, pharmaceutical industry challenges and regulatory developments adversely affecting anticipated milestone payments. Despite these conditions and challenges, the Company produced solid cash flow from operations and ended the year with a strong balance sheet, with a large amount of cash and investments, and no long-term debt. In addition, the Company made significant strategic progress to position the Company for long-term growth. The Company secured a number of new strategic alliances and preferred relationships with clients in the second half of 2009. In addition, through several acquisitions and selected business expansions, the Company extended its geographic footprint and increased the scope and depth of its service offerings. The Company also divested two small business units that did not have a long-term strategic fit. The Company also announced and began implementing the planned spin-off of its compound partnering business.

We set individual performance objectives early in each year as a part of our performance review process. The 2009 objectives for Dr. Eshelman and General Grange focused on their leadership of the Company in achieving corporate objectives and on successfully integrating General Grange into the Company and transitioning to him the chief executive officer role. Each of the other Named Executive Officers had individual goals focused on leadership of their respective business unit or functional area, including specific objectives designed to help the business unit or functional area contribute toward achievement of corporate objectives. For 2009, Mr. Sharbaugh’s individual objectives included identifying and implementing acquisitions to expand the Company’s geographic footprint and service offerings, developing and implementing growth strategies for selected units, leading and supporting strategic client partnership opportunities, reorganizing and improving key operational support functions, expanding the footprint of the central laboratory operations, reorganizing and improving our late phase service offerings, and implementing an expense reduction initiative. Mr. Darazsdi’s individual objectives included implementing a new, global enterprise resource planning system, leading and supporting strategic client partnership opportunities, delivering facility cost savings, completing the sale of two non-core business units, improving our foreign currency exchange risk management process, increasing the yield on our cash and investments and reducing our global tax rate. Dr. Dingivan’s individual objectives for 2009 included opening a new medical communications center in Europe, reorganizing and improving the Company’s pharmacovigilance and safety services unit, expanding and increasing the scope and depth of the Company’s medical expertise, implementing our vaccine and biologics strategy, and leading and supporting strategic client partnership opportunities. Because our incentive compensation programs are based on the discretion of the Committee, we do not attribute specific percentages of individual payouts to the attainment of corporate and individual objectives. Although the Named Executive Officers generally performed well against individual objectives and contributed significantly to the Company’s strategic progress and the Company achieved strong cash flow, due to the poor financial and operating results in 2009 as compared to plan, each of Dr. Eshelman, Messrs. Sharbaugh and Dararzsdi, and Dr. Dingivan received payouts below their target bonus levels under the Committee’s incentive compensation plan for 2009. Because Dr. Eshelman’s individual objectives were principally focused on corporate achievements, he received a payout under the bottom of his target range

Based on the Company’s financial results and strategic advances, and the individual performance of the Named Executive Officers, all as noted above, the Committee approved the following incentive compensation awards:

Name and Title	Incentive Compensation Award
		Actual Award
	Target Range % of Eligible Earnings	% of Eligible Earnings	Dollar Amount
Fredric N. Eshelman Executive Chairman	50-90%	40.5%	$300,000

David L. Grange Chief Executive Officer	N/A	0%	0

William J. Sharbaugh Chief Operating Officer	30-70%	39.4%	150,000

Daniel G. Darazsdi Chief Financial Officer	30-70%	40.8%	150,000

Christine A. Dingivan Executive Vice President/ Chief Medical Officer	20-60%	34.7%	125,000

Pursuant to the employment agreement with General Grange, the Company paid him a sign-on bonus in lieu of him participating in the Company’s employee incentive compensation plan for 2009. For calendar year 2010 and thereafter, General Grange will be entitled to participate in that plan.

The Committee believes its approach to cash incentive awards properly motivates and rewards the Company’s executive officers and provides the Committee with appropriate discretion and flexibility to set awards that reflect both the Company’s performance and each Named Executive Officer’s contributions for the given year. The cash incentive awards paid under the Company’s employee incentive compensation plan for 2009 set forth above are shown in the Summary Compensation Table below.

Stock-Based Awards. Stock-based awards under our Equity Compensation Plan are the primary form of long-term compensation offered to our Named Executive Officers. Under our Equity Compensation Plan, the Compensation Committee may grant Named Executive Officers and other employees eligible to participate in the Plan incentive and nonqualified stock options, restricted stock and other forms of stock-based awards.

We grant nonqualified stock option awards to our Named Executive Officers under comprehensive guidelines that apply to all participants in the Equity Compensation Plan to assure internal equity. The Compensation Committee reviews and updates these guidelines annually to ensure that this component of our employee compensation program is competitive. The guidelines establish ranges for the size of an option award for initial, annual and promotion awards of stock options for all eligible positions. The ranges for awards are based upon the position held or to be held. Within these ranges, the actual size of the annual stock option awards for the Company’s executive officers is subject to the Committee’s discretion and, like the cash awards discussed above, is generally tied to the Company’s overall financial and operating performance as compared to the Company financial guidance for the year in question, the individual performance of the Named Executive Officer and the performance of the business unit, department or function for which that person is responsible.

Option awards to Named Executive Officers and other employees eligible to participate in our Equity Compensation Plan generally have a term of 10 years and are typically subject to a three-year vesting schedule, with one-third of the award vesting on each of the first, second and third annual anniversaries of the grant date. Annual stock option awards are priced at the closing price of the Company’s common stock on the date of grant as reported by the Nasdaq Global Select Market. Initial grants and promotion awards are priced at the closing price of the Company’s common stock as reported by the Nasdaq Global Select Market on the date on which the employee commences employment for initial grants or the effective date of promotion for promotion awards, or, if later, the date on which the Committee approves the stock option grant.

The Committee believes its stock option award program is consistent with its stated objective of establishing a performance-based executive compensation system to reward and incentivize the Named Executive Officers because the value of the Executive’s stock options generally will be tied to the Company’s financial and operating performance over time. The Committee believes this link to longer-term performance aligns the interests of the Named Executive Officers with the interests of our stockholders. In addition, the three-year vesting schedule for stock option awards helps the Company retain executive talent because unvested stock options are automatically forfeited upon the termination of an executive officer’s employment. Thus, the recipient of a stock option award is incentivized to remain with the Company during the vesting period.

The Compensation Committee approves annual stock option awards to all eligible employees, including the Company’s Named Executive Officers, at the Committee’s meeting held in February of the year following the year for which the grant is being made. The dates for the meetings of the Board of Directors and its committees, including the Compensation Committee, for each year are typically set at least six months prior to the start of each year. On February 25, 2010, the Compensation Committee held its quarterly meeting, and based on the Company’s performance in 2009 and the individual and business unit performance discussed above, approved the annual nonqualified stock option grants to the Named Executive Officers set forth below.

Name and Title	Number of Options
Fredric N. Eshelman Executive Chairman	100,000

David L. Grange Chief Executive Officer	100,000

William J. Sharbaugh Chief Operating Officer	60,000

Daniel G. Darazsdi Chief Financial Officer	60,000

Christine A. Dingivan Executive Vice President/ Chief Medical Officer	40,000

The grant date fair value of each option award was substantially lower than the value of the option awards granted to the Named Executive Officers in 2008, other than General Grange who was not employed by the Company in that year. The reduction in the grant date fair value of the option awards resulted from the Company’s reduced stock price, which reflects the Company’s weak overall financial and operating performance in 2009 relative to its corporate objectives. Like most employees’ 2009 grants, these option grants are within the annual option award ranges set forth in the Company’s stock option guidelines approved by the Committee, but were above the target grant amounts for each position to reflect the strategic considerations and individual contributions discussed above. In addition, in determining the annual option grants, the Committee also took into consideration the need, particularly in what we perceive to be a critical time in the Company’s life, to retain the services of the Named Executive Officers, incentivize their future performance, further align their interests with stockholders and address the competitiveness of the Company’s overall compensation levels as noted in the Cook firm’s report discussed above.

All of the options have an exercise price of $21.17, the closing price of the Company’s common stock on February 25, 2010 as reported by Nasdaq Global Select Market, are exercisable over a period of 10 years from the grant date and are subject to the Company’s standard three-year vesting schedule as described above.

In addition to its stock option award program, the Committee has in the past approved grants of restricted stock to certain of its executive officers. The Committee approved these grants to recognize significant individual contributions to the Company’s accomplishments, to motivate and incentivize future performance to accomplish the Company’s business objectives and to retain executive talent. The Committee made these restricted stock grants in 2001 and again in 2005. The 2001 restricted stock grants were subject to a three-year cliff vesting schedule. The 2005 restricted stock awards were subject to a three-year linear vesting schedule, such that one-third of the grant vested on the first, second and third annual anniversaries of the grant date. In the event the executive officer’s employment is terminated for any reason, any unvested shares of restricted stock are automatically forfeited to the Company on the date their employment is terminated. The holders of restricted shares are entitled to vote and receive dividends, if any, declared and paid on the Company’s common stock.

In 2007, the Committee approved granting 10,000 shares of restricted stock to Messrs. Sharbaugh and Darazsdi in connection with their being hired as Chief Operating Officer and Chief Financial Officer, respectively. Each of these restricted stock grants is subject to a three-year linear vesting schedule. In 2009, the Committee approved granting 50,000 shares of restricted stock to General Grange in connection with his being hired as Chief Executive Officer of the Company. This restricted stock grant is subject to a four-year linear vesting schedule.

Severance Agreements. The Company has entered into severance agreements with certain of its Named Executive Officers. Each such agreement provides for the payment of specified severance benefits upon termination of the Named Executive Officer’s employment with the Company, other than for cause, within one year following a change of control of the Company. These severance arrangements are commonly known as “double trigger” agreements because severance benefits are only payable by the Company upon the occurrence of two events or triggers: 1) a change of control of the Company; and 2) the subsequent termination of the executive officer’s employment within one year of the change of control. The Committee believes that it is necessary to enter into severance agreements in order to attract and retain qualified executive officers. These agreements also help ensure that the executive officers who have this benefit can focus on shareholder interests by mitigating concerns about their potential termination and are retained by the Company while an acquisition is being negotiated and consummated. Unlike severance agreements in place for other companies, the Committee does not believe that the Company should pay for any portion of the taxes that may be due and payable with respect to the benefits payable under the severance agreements with its executive officers. Accordingly, under the severance agreements with its Named Executive Officers, the Company is not obligated to “gross up” an executive officer’s compensation for any excise, income or other tax due with respect to the severance benefits payable under these agreements. For a detailed discussion of the Company’s severance agreement with its executive officers, see “Severance Agreements” below. While the Committee considers a Named Executive Officer’s severance benefits in evaluating other elements of compensation, in 2009 the Committee did not make any specific adjustments as a result of the existence of a severance arrangement.

Perquisites and Other Benefits. The Company maintains broad-based benefits that are provided to all employees, including the Named Executive Officers. These benefits include a 401(k) retirement savings plan with matching contributions, a group health plan, group term life insurance and wellness programs. In addition, the Named Executive Officers are entitled to limited personal use of corporate aircraft, are eligible to participate in the Company’s personal training program offered to senior level staff and may participate in the nonqualified deferred compensation plan that the Company maintains for highly paid executives employed in the United States. The compensation received by the Named Executive Officers with respect to these benefits is included in the Summary Compensation Table below. For a more detailed discussion of the Company’s aircraft policy and nonqualified deferred compensation plan, see “Corporate Aircraft Policy” and “Deferred Compensation Plan” below.

Compensation Committee Report

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis contained in this proxy statement with management and, based on that review and discussion, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this proxy statement.

Submitted by:	THE COMPENSATION COMMITTEE

John A. McNeill, Jr., Chairman
Stuart Bondurant
Catherine M. Klema
Ernest Mario

Executive Compensation Tables

The table below provides information on the compensation we paid to the Named Executive Officers in 2007, 2008 and 2009.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)(1)	Option Awards ($)(2)	Non-Equity Incentive Plan Compen- sation ($)(3)	Change in Pension Value and Non- qualified Deferred Compen- sation Earnings ($)(4)	All Other Compen- sation ($)	Total ($)
Fredric N. Eshelman(5)	2009	$740,000	$0	$0	$652,920	$300,000	$0	$88,977	$1,781,897
Executive Chairman	2008	729,167	0	0	1,377,585	255,208	0	230,633	2,592,593
	2007	709,167	0	0	539,000	500,000	6,516	137,760	1,892,443

David L. Grange (6)	2009	263,542	430,000	1,137,500	1,110,760	0	0	188,151	3,129,953
Chief Executive Officer	2008	0	0	0	0	0	0	183,981	183,981
	2007	0	0	0	0	0	0	194,986	194,986

William J. Sharbaugh (7)	2009	380,519	0	0	391,752	150,000	0	15,298	937,569
Chief Operating Officer	2008	366,825	0	0	1,061,380	91,706	0	106,697	1,626,608
	2007	195,000	75,000	365,000	858,750	97,500	0	34,790	1,626,040

Daniel G. Darazsdi (8)	2009	367,382	0	0	391,752	150,000	0	81,301	990,435
Chief Financial Officer,	2008	352,552	0	0	827,828	88,138	0	57,539	1,326,057
Treasurer and Assistant	2007	72,916	118,750	353,500	944,100	0	0	490	1,489,756
Secretary

Christine A. Dingivan (9)	2009	360,667	177,500	0	195,876	125,000	0	33,982	893,025
Executive Vice President/	2008	138,587	75,000	0	961,234	0	0	6,994	1,181,815
Chief Medical Officer	2007	0	0	0	0	0	0	0	0

(1)	Restricted stock awards were granted in 2009 to General Grange in connection with his being hired as Chief Executive Officer of the Company and in 2007 to Messrs. Sharbaugh and Darazsdi in connection with their being hired as Chief Operating Officer and Chief Financial Officer, respectively. The dollar value represents the aggregate grant date fair value of the stock awards computed in accordance with FASB ASC Topic 718.
(2)	The dollar value represents the aggregate grant date fair value of the option awards computed in accordance with FASB ASC Topic 718.
(3)	This column reports payments made under the Company’s employee incentive compensation plan for 2007, 2008 and 2009. All amounts were earned in respect of each year and were paid in the first quarter of the subsequent year. For a description of the Company’s employee incentive compensation plan, see “Compensation Discussion and Analysis – Analysis of Specific Compensation Programs – Annual Incentive Cash Compensation” above.
(4)	This column reports the “above-market” interest accrued on deferred cash compensation. Our deferred compensation plan for executives accrues interest on deferred cash compensation based on the three-month LIBOR plus 1.5%. The amount of “above-market” interest in this column equals the difference between the interest accrued at the plan rate and 120% of the quarterly applicable long-term federal rate. For a detailed description of the Company’s deferred compensation plan for executives, see “Deferred Compensation Plan” below. The average annual interest rate under the deferred compensation plan during 2009 was 2.1%.
(5)	The amount reported under “All Other Compensation” for Dr. Eshelman in 2009 consisted of $79,340 for personal use of the Company’s aircraft, $3,675 in 401(k) plan matching contributions, $3,564 in taxable benefit for premiums paid for group term life insurance on his behalf and $2,398 in taxable benefit for premiums paid for health care insurance on his behalf. The amount reported under “All Other Compensation” for Dr. Eshelman in 2008 consisted of $218,910 for personal use of the Company’s aircraft, $3,450 in 401(k) plan matching contributions, $3,564 in taxable benefit for premiums paid for group term life insurance on his behalf and $4,709 in taxable benefit for premiums paid for health care insurance on his behalf. The amount reported under “All Other Compensation” for Dr. Eshelman in 2007 consisted of $128,688 for personal use of the Company’s aircraft, $6,750 in 401(k) plan matching contributions and $2,322 in taxable benefit for premiums paid for group term life insurance on his behalf. As Executive Chairman, Dr. Eshelman is currently permitted to use the Company’s aircraft for personal use up to a maximum of 30,000 miles per year. Dr. Eshelman used the Company’s aircraft for personal use for a total of 17,806 miles in 2009, 34,938 miles in 2008 and 29,441 miles in 2007. The value of his use of the aircraft is based on the aggregate incremental cost to the Company. For a description of the Company’s policy on personal use of corporate aircraft, see “Corporate Aircraft Policy” below.
(6)	General Grange joined the Company as Chief Executive Officer in July 2009 having served as a member of the Board of Directors since October 2003. The amount reported under “Bonus” was paid to General Grange as a sign-on bonus at the time of his hire and was in part in lieu of his participation in the Company’s 2009 non-equity incentive plan. The amounts reported under “Stock Awards” and “Option Awards” in 2009 were for equity grants made to General Grange at the time of his hire. The amount reported under “All Other Compensation” for General Grange in 2009 consisted of $85,148 for personal use of the Company’s aircraft, $2,374 in relocation expenses, $1,634 in taxable benefit for premiums paid for group term life insurance on his behalf, $64,995 in the aggregate grant date fair value of a restricted stock award granted to General Grange on January 4, 2009 as a non-employee director of the Company and $34,000 in fees paid to General Grange as a non-employee director of the Company. The amount reported under “All Other Compensation” for General Grange in 2008 relates solely to the compensation he received in his capacity as a non-employee director of the Company and consists of $64,981 for a restricted stock award, $65,000 for a stock option award and $54,000 in cash compensation for director fees. The amount reported under “All Other Compensation” for General Grange in 2007 relates solely to the compensation he received in his capacity as a non-employee director of the Company and consists of $64,986 for a restricted stock award, $65,000 for a stock option award and $65,000 in cash compensation for director fees. General Grange is permitted to use the Company’s aircraft for personal use up to a maximum of 35,000 miles per year. In 2009, General Grange used the Company’s aircraft for personal use a total of 19,156 miles. The value of his use of the aircraft is based on the aggregate incremental cost to the Company. For a description of the Company’s policy on personal use of corporate aircraft, see “Corporate Aircraft Policy” below.
(7)	Mr. Sharbaugh joined the Company as Chief Operating Officer on May 31, 2007. The amount reported under “Bonus” in 2007 was paid to Mr. Sharbaugh as a sign-on bonus at the time of his hire. The amount reported under “All Other Compensation” for Mr. Sharbaugh in 2009 consisted of $7,320 for personal use of the Company’s aircraft, $7,168 in 401(k) matching contributions and $810 in taxable benefit for premiums paid for group term life insurance. The amount reported under “All Other Compensation” for Mr. Sharbaugh in 2008 consisted of $78,633 in relocation expenses, $19,588 for personal use of the Company’s aircraft, $6,663 in 401(k) matching contributions, $1,003 in taxable benefit under the Company’s executive personal training program and $810 in taxable benefit for premiums paid by group life insurance. The amount reported under “All Other Compensation” for Mr. Sharbaugh in 2007 consisted of $27,337 in relocation expenses, $6,114 for personal use of the Company’s aircraft, $900 in 401(k) matching contributions and $439 in taxable benefit for premiums paid for group term life insurance on his behalf. Mr. Sharbaugh is permitted to use the Company’s aircraft for personal use up to a maximum of 10,000 miles per year. Mr. Sharbaugh used the Company’s aircraft for personal use for a total of 1,718 miles in 2009, 1,668 miles in 2008 and 3,668 miles in 2007. The value of his use of the aircraft is based on the aggregate incremental cost to the Company. For a description of the Company’s policy on the personal use of corporate aircraft, see “Corporate Aircraft Policy” below.
(8)	Mr. Darazsdi joined the Company as Chief Financial Officer on October 1, 2007. The amount reported under “Bonus” for Mr. Darazsdi in 2007 includes a $75,000 sign-on bonus paid to him at the time of hire and a fixed bonus of $43,750 for 2007 paid in the first quarter of 2008. The amount reported under “All Other Compensation” for Mr. Darazsdi in 2009 consisted of $64,107 in relocation expenses, $10,675 for personal use of the Company’s aircraft, $5,709 in 401(k) matching contributions and $810 in taxable benefit for premiums paid by group life insurance. The amount reported under “All Other Compensation” for Mr. Darazsdi in 2008 consisted of $48,016 for personal use of the Company’s aircraft, $6,700 in 401(k) matching contributions, $2,013 in taxable benefit under the Company’s executive personal training program and $810 in taxable benefit for premiums paid by group life insurance. The amount reported under “All Other Compensation” for Mr. Darazsdi in 2007 consisted of $355 in taxable benefit under the Company’s executive personal training program and $135 in taxable benefit for premiums paid for group term life insurance on his behalf. Mr. Darazsdi is permitted to use the Company’s aircraft for personal use up to a maximum of 5,000 miles per year. Mr. Darazsdi used the Company’s aircraft for personal use for a total of 2,456 miles in 2009 and 5,931 miles in 2008. Due to the slight overage in 2008, Mr. Darazsdi agreed to limit his use of the Company’s aircraft in 2009 to 4,000 miles. The value of his use of the aircraft is based on the aggregate incremental cost to the Company. For a description of the Company’s policy on the personal use of corporate aircraft, see “Corporate Aircraft Policy” below.
(9)	Dr. Dingivan joined the Company as Executive Vice President and Chief Medical Officer in July 2008. The amount reported under “Bonus” for Dr. Dingivan in 2009 consists of a fixed bonus of $177,500 for 2008 payable in July 2009 in lieu of her participation in the Company’s non-equity incentive plan for 2008. The amount reported under “All Other Compensation” for Dr. Dingivan in 2009 consisted of $19,551 in relocation expenses, $7,411 for personal use of the Company’s aircraft, $6,125 in 401(k) matching contributions, $355 in taxable benefit under the Company’s executive personal training program and $540 in taxable benefit for premiums paid by group life insurance. The amount reported under “Bonus” for Dr. Dingivan in 2008 was as a sign-on bonus paid at the time of her hire. The amount reported under “All Other Compensation” for Dr. Dingivan in 2008 consisted of $6,200 in relocation expenses, $592 in taxable benefit under the Company’s executive personal training program and $202 in taxable benefit for premiums paid for group term life insurance on her behalf. Dr. Dingivan is permitted to use the Company’s aircraft for personal use up to a maximum of 5,000 miles per year. Dr. Dingivan used the Company’s aircraft for personal use for a total of 1,740 miles in 2009. The value of her use of the aircraft is based on the aggregate incremental cost to the Company. For a description of the Company’s policy on the personal use of corporate aircraft, see “Corporate Aircraft Policy” below.

Tables for Equity Grants, Exercises and Holdings

The following table sets forth information concerning all grants of stock options, restricted stock and other equity awards made to the Named Executive Officers for service during the year ended December 31, 2009.

Grants of Plan-Based Awards in Fiscal 2009

Name	Grant Date	All Other Stock Awards: Number of Shares of Stock or Units	All Other Option Awards: Number of Securities Underlying Options	Exercise or Base Price of Option Awards (per Share)	Grant Date Fair Value of Stock and Option Awards
Fredric N. Eshelman	2/18/09	—	100,000	$26.64	$ 652,920
David L. Grange	7/01/09	—	200,000	22.75	1,110,760
	7/01/09	50,000	—	0	1,137,500
William J. Sharbaugh	2/18/09	—	60,000	26.64	391,752
Daniel G. Darazsdi	2/18/09	—	60,000	26.64	391,752
Christine A. Dingivan	2/18/09	—	30,000	26.64	195,876

The grant date fair value of the restricted stock awards and option awards is calculated in accordance with FASB ASC Topic 718.

The options granted to all the Named Executive Officers as shown in the above table on February 18, 2009 were for service in 2008 and were granted in 2009 in the discretion of the Compensation Committee under our Equity Compensation Plan. For a more detailed discussion of the Equity Compensation Plan and these grants, see “Compensation Discussion and Analysis – Analysis of Specific Compensation Programs – Stock-Based Awards” above. The option and restricted stock awards granted to General Grange on July 1, 2009 were in connection with his being hired as Chief Executive Officer of the Company effective on that date. The option and restricted stock awards are both subject to a four-year vesting schedule under which one-fourth of the award vests on each of the first, second, third and fourth anniversaries of the grant. The option award has an exercise price of $22.75, the closing price of the Company’s common stock on July 1, 2009 as reported by Nasdaq Global Select Market and is exercisable over a period of 10 years from the grant date.

The following table sets forth information concerning the number and value of unexercised options, unvested restricted shares and other unvested or unexercised equity awards held by each Named Executive Officer as of December 31, 2009. Except as noted in footnotes 7, 10, 11 and 16, all of the grants in this table vest one-third per year on each of the first, second and third anniversary dates of the grant.

Outstanding Equity Awards at Fiscal Year-End 2009

	Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable		Number of Securities Underlying Unexercised Options Unexercisable		Option Exercise Price (per Share)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested		Market Value of Shares or Units of Stock That Have Not Vested (1)
Fredric N. Eshelman	0 16,666 33,333 33,333 200,000 250,000 120,000 40,000	(3) (4) (5) (6) (7) (8) (9)	100,000 33,334 66,667 16,667 0 0 0 0	(2) (3) (4) (5) (6)	$26.64 20.64 44.78 33.61 34.62 21.19 15.30 14.95	02/18/19 11/20/18 02/20/18 02/20/17 02/21/16 11/15/14 12/02/13 12/02/12	0		$0

David L. Grange	0 6,625	(11)	200,000 0	(10)	22.75 42.77	07/01/19 05/20/18	50,000	(16)	1,172,000

William J. Sharbaugh	0 9,000 9,000 20,000 50,000	(3) (12) (4) (13)	60,000 18,000 18,000 40,000 25,000	(2) (3) (12) (4) (13)	26.64 20.64 39.01 44.78 36.50	02/18/19 11/20/18 10/03/18 02/20/18 05/30/17	3,334	(17)	78,149

Daniel G. Darazsdi	0 7,500 7,500 15,000 60,000	(3) (12) (4) (14)	60,000 15,000 15,000 30,000 30,000	(2) (3) (12) (4) (14)	26.64 20.64 39.01 44.78 35.35	02/18/19 11/20/18 10/03/18 02/20/18 10/01/17	3,334	(18)	78,149

Christine A. Dingivan	0 2,500 2,500 30,000	(3) (12) (15)	30,000 5,000 5,000 60,000	(2) (3) (12) (15)	26.64 20.64 39.01 37.93	02/18/19 11/20/18 10/03/18 07/28/18

(1)	Market value is computed by multiplying the number of restricted shares by $23.44, the closing price of the Company’s common stock on the Nasdaq Global Select Market on December 31, 2009, the last business day of 2009.
(2)	These options were granted on February 18, 2009.
(3)	These options were granted on November 20, 2008.
(4)	These options were granted on February 20, 2008.
(5)	These options were granted on February 21, 2007.
(6)	These options were granted on February 22, 2006.
(7)	These options were granted on November 16, 2004 and vested one-fourth per year on the first, second, third and fourth anniversary dates of the grant.
(8)	These options were granted on December 3, 2003.
(9)	The options were granted on December 3, 2002.
(10)	These options were granted on July 1, 2009 and vest one-fourth per year on the first, second, third and fourth anniversary dates of the date of the grant.
(11)	These options were granted on May 21, 2008 upon General Grange’s election as a non-employee director and vested immediately.
(12)	These options were granted on October 3, 2008.
(13)	These options were granted on May 31, 2007.
(14)	These options were granted on October 1, 2007.
(15)	These options were granted on July 28, 2008.
(16)	These restricted shares were granted on July 1, 2009 and vest one-fourth per year on the first, second, third and fourth anniversary dates of the grant.
(17)	These restricted shares were granted on May 31, 2007.
(18)	These restricted shares were granted on October 1, 2007.

The following table sets forth information concerning the aggregate number and value of equity awards that were exercised by or vested for each Named Executive Officer in the year ended December 31, 2009.

Option Exercises and Stock Vested in Fiscal 2009

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise	Value Realized on Exercise	Number of Shares Acquired on Vesting	Value Realized on Vesting (1)
Fredric N. Eshelman	0	$0	0	$0
David L. Grange	0	0	0	0
William J. Sharbaugh	0	0	3,333	66,893
Daniel G. Darazsdi	0	0	3,333	71,993
Christine A. Dingivan	0	0	0	0

(1)	The aggregate value realized on vesting equals the number of shares vested multiplied by the closing price per share of the Company’s common stock on the Nasdaq Global Select Market on the date of vesting.

Deferred Compensation Plan

We maintain a nonqualified, unfunded deferred compensation plan that permits certain highly paid executive employees in the United States to defer current income for future financial and retirement needs. Eligible employees may defer on a pre-tax basis up to 25% of their base salary and, for more senior employees such as Named Executive Officers, up to 100% of their annual incentive compensation. Eligible employees also have the opportunity to defer payment of restricted stock. We do not make contributions to this plan on behalf of any employee, and other than accruals for interest on deferred cash compensation and dividend equivalents on deferred restricted stock, all amounts credited to these plans consist of compensation that was otherwise payable to the participants.

Cash amounts deferred each quarter accrue interest based upon the three-month LIBOR plus 1.5%, which we believe is a reasonable rate. The average annual interest rate during 2009 was 2.1%. Shares of restricted stock that are deferred are held as restricted stock units, payable as shares of common stock if and when the units become payable. The restricted stock units remain subject to the same vesting conditions as applicable to the shares of restricted stock. In addition, restricted stock units provide for cash dividend equivalents that are payable in cash at the time the units become vested or when the units become payable, depending on each participant’s election.

Employee participants may elect to have the deferrals payable either on termination of employment or on a date specified by the participant that is at least two years after the deferral election is made, but not later than age 65. The amount deferred will be payable either in a lump sum or installments over a period of 5, 10 or 15 years as elected by the participant at the time of deferral. Separate payment elections are made for each year’s cash and restricted stock deferrals, as applicable. Changes to payment elections are permitted in limited circumstances. However, these payment elections only become effective if the employee participant retires after age 55 with 10 years of service to the Company. Otherwise, the deferrals are payable in a lump sum following termination of employment, although participants may request unplanned in-service distributions in limited emergency situations. Our Board of Directors may elect to pay out participants in the event of a change of control of the Company.

The following table sets forth information concerning the contributions made by the Named Executive Officers to their respective accounts, withdrawals and distributions from those accounts during the year ended December 31, 2009, and the aggregate balance of those accounts at December 31, 2009. As of December 31, 2009, Dr. Eshelman, General Grange and Mr. Darazsdi were the only Named Executive Officers participating in our nonqualified deferred compensation plan.

Nonqualified Deferred Compensation in Fiscal 2009

Name	Executive Contributions in 2009(1)	Registrant Contributions in 2009	Aggregate Earnings in 2009(2)	Aggregate Withdrawals/ Distributions	Aggregate Balance at December 31, 2009(3)
Fredric N. Eshelman	$55,000	$0	$(418,964)	$0	$3,270,286
David L. Grange	1,137,500	0	49,599	0	1,187,099
William J. Sharbaugh	0	0	0	0	0
Daniel G. Darazsdi	69,786	0	1,312	0	89,086
Christine A. Dingivan	0	0	0	0	0

(1)	Dr. Eshelman’s contribution in 2009 consisted of a deferral of a portion of his non-equity incentive plan compensation in the amount of $55,000. General Grange’s contribution in 2009 consisted of 50,000 shares of restricted stock valued at $1,137,500 as of the grant date, all of which was reported as compensation for 2009 in the column titled “Stock Awards” in the Summary Compensation Table above. Mr. Darazsdi’s contribution in 2009 consisted of a deferral of a portion of his non-equity incentive plan compensation in the amount of $44,069 and $25,717 in salary deferral.
(2)	This amount reflects aggregate interest and other earnings and losses accrued during the year. The loss is attributable to the decline in the value of the shares of deferred restricted stock.
(3)	Except for market interest and dividend equivalents accrued under our deferred compensation plan, the amounts in the Named Executive Officer’s deferred compensation account at fiscal year end were previously reported as compensation to the Named Executive Officer in the Summary Compensation Table for previous years. The aggregate balance of Dr. Eshelman’s deferred compensation account as of December 31, 2009 consisted of $1,062,559 of deferred cash compensation and $2,207,727 of deferred restricted stock. The aggregate balance of General Grange’s deferred compensation account as of December 31, 2009 consisted entirely of deferred restricted stock. The aggregate balance of Mr. Darazsdi’s deferred compensation account as of December 31, 2009 consisted entirely of deferred cash compensation.

Employment Agreements

On May 19, 2009, we entered into an amended and restated employment agreement, effective July 1, 2009, with Fredric N. Eshelman in connection with his promotion to Executive Chairman of the Board of Directors of the Company. The amended and restated employment agreement has an initial term of one year, with automatic one-year renewals thereafter unless either party gives notice to the other at least 60 days prior to the end of the then current term that the agreement will not be renewed. In the event Dr. Eshelman were to voluntarily terminate his employment upon 30 days notice to the Company because his duties or compensation were significantly reduced, he will be paid his base salary for a period of twelve months after the date of termination. Dr. Eshelman’s current base salary is $740,000.

David L. Grange, Chief Executive Officer, entered into an employment agreement with the Company effective July 1, 2009. The employment agreement has an initial term of two years, with automatic one-year renewals thereafter unless either party gives notice to the other at least 60 days prior to the end of the then current term that the agreement will not be renewed. In the event we were to terminate General Grange’s employment without cause, he will be paid his base salary to the date of termination. General Grange’s current base salary is $600,000.

William J. Sharbaugh, Chief Operating Officer, entered into an employment agreement with the Company effective May 31, 2007. The employment agreement had an initial term of one year, with automatic one-year renewals thereafter unless either party gives notice to the other at least 60 days prior to the end of the then current term that the agreement will not be renewed. In the event we were to terminate Mr. Sharbaugh’s employment without cause, he will be paid his base salary to the date of termination. Mr. Sharbaugh’s current base salary is $406,825.

Daniel G. Darazsdi, Chief Financial Officer, entered into an employment agreement with the Company effective October 1, 2007. The employment agreement has an initial term of two years, with automatic one-year renewals thereafter unless either party gives notice to the other at least 60 days prior to the end of the then current term that the agreement will not be renewed. In the event we were to terminate Mr. Darazsdi’s employment without cause, he will be paid the greater of one year’s base salary or the salary for the remaining term of the agreement. Mr. Darazsdi’s current base salary is $387,972.

Christine A. Dingivan, Executive Vice President and Chief Medical Officer, entered into an employment agreement with the Company effective July 28, 2008. The employment agreement has an initial term of one year, with automatic one-year renewals thereafter unless either party gives notice to the other at least 60 days prior to the end of the then current term that the agreement will not be renewed. In the event we were to terminate Dr. Dingivan’s employment without cause, she will be paid her base salary to the date of termination. Dr. Dingivan’s current base salary is $373,890.

Change in Control Severance Agreements

We have entered into change in control severance agreements with certain Named Executive Officers. Each agreement provides for a severance payment upon termination of the executive officer’s employment, other than for cause, within one year after a change in control of the Company, including constructive termination of employment due to a substantial diminution in duties, reduction in base salary or required relocation. The amount of the severance payment equals a factor times the sum of (i) the executive officer’s base salary for the 12-month period prior to termination of employment plus (ii) the greater of (A) the executive officer’s target incentive award under the Company’s incentive compensation plan in effect immediately prior to termination of employment or (B) the average of the cash awards received by the executive officer in the two successive 12-month periods immediately prior to termination of employment. Dr. Eshelman and General Grange are entitled to a severance payment equal to three times the severance amount as calculated above. Mr. Darazsdi, Mr. Sharbaugh and Dr. Dingivan are entitled to a severance payment equal to two times the severance amount calculated above. If triggered, the Company is obligated to make the severance payment to the executive officer in a lump sum within 30 days following the termination of employment with the Company.

In addition to the severance payment, all outstanding unvested stock options and unvested restricted stock granted at least six months prior to the executive officer’s termination of employment will vest upon termination. The Company is also obligated to continue to pay for and provide the benefits that the executive officer was receiving immediately prior to termination of employment, including health, dental, vision, wellness, accidental death and dismemberment, disability, and group term life insurance benefits. Dr. Eshelman, General Grange, Mr. Darazsdi, Mr. Sharbaugh and Dr. Dingivan are entitled to these benefits for two years following termination of their employment. If triggered, the Company may discontinue providing these benefits to any executive officer on the date on which he or she becomes eligible for similar coverage under another employer’s plan. The Company will also pay all legal expenses incurred by an executive officer in successfully enforcing the change in control severance agreement. The Company is not obligated to “gross up” an executive officer’s compensation for any excise, income or other tax due with respect to the severance benefits payable under these agreements.

If a severance payment had been triggered under these agreements on December 31, 2009, the Company would have been obligated to make the following payments to the Named Executive Officers whose agreements were in effect:

Name	Lump Sum	Benefits ($ per year) and (# of Years) (1)		Value of Options that Would Vest (2)	Value of Restricted Stock that Would Vest (3)	Total
Fredric N. Eshelman	$3,774,000	$9,711	2 years	$93,335	$0	$3,886,757
David L. Grange	2,932,500	12,895	2 years	138,000	1,172,000	4,268,290
William J. Sharbaugh	1,141,557	12,895	2 years	50,400	78,149	1,295,896
Daniel G. Darazsdi	1,102,146	27,669	2 years	42,000	78,149	1,277,633
Christine A. Dingivan	1,009,867	9,711	2 years	14,000	0	1,043,289

(1)	The dollar amount in this column is based on the cost of benefits as of December 31, 2009. Actual costs for the covered year(s) could differ.
(2)	The value equals the number of options that would vest times the difference between $23.44, the closing price of the Company’s common stock on the Nasdaq Global Select Market on December 31, 2009, and the exercise prices for the underlying stock options.
(3)	The value equals the number of shares of restricted stock that would vest times $23.44, the closing price of the Company’s common stock on the Nasdaq Global Select Market on December 31, 2009.

Corporate Aircraft Policy

In part because our headquarters is located in Wilmington, North Carolina, which is not a major commercial airport hub, and to increase the efficiency of our executives by helping them avoid the delays of commercial air travel, we have corporate aircraft and our Board of Directors has adopted a corporate aircraft policy. The policy provides guidelines for the use of any aircraft owned, leased or operated by the Company, and is intended to ensure the efficient operation of those aircraft. This policy also permits the Named Executive Officers and the Lead Independent Director of our Board of Directors to use the Company’s aircraft for personal use up to a specified maximum number of miles per year. The maximum is 30,000 miles for the Executive Chairman, 35,000 miles for the Chief Executive Officer, 15,000 for the Lead Independent Director, 10,000 for the Chief Operating Officer and 5,000 miles per year for the other Named Executive Officers. The personal use of our aircraft by these executive officers in 2009 is included in the Summary Compensation Table under “All Other Compensation” and detailed in the footnotes to that table.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC.

By:	/s/ David L. Grange

TITLE:	Chief Executive Officer

Date: August 23, 2010

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)	Financial Statements

Our consolidated financial statements filed as part of this report are listed in the attached Index to Consolidated Financial Statements. There are no schedules to our consolidated financial statements.

(b)	Exhibits

Exhibit Number	Description	Registrant’s Form	Dated	Exhibit Number	Filed Herewith

3.1	—Restated Articles of Incorporation.	8-K	2/9/06	3.1

3.2	—Amended and Restated Bylaws.	S-4	7/16/96	3.2

10.86	—Pharmaceutical Product Development, Inc. Employee Stock Purchase Plan.	8-K	5/18/05	10.86

10.88	—Amendment to Stock Option Plan for Non-Employee Directors, dated May 15, 1997.	10-Q	8/14/97	10.88

10.90	—Employment Agreement, effective July 1, 1997, between Pharmaceutical Product Development, Inc. and Fredric N. Eshelman.	10-Q	11/13/97	10.90

10.93	—Lease Agreement dated July 9, 1997, between Weeks Realty, Inc. and PPD Pharmaco, Inc.	10-Q	11/13/97	10.93

10.114	—Lease Agreement dated June 26, 1998 between Weeks Realty Limited Partnership and PPD Pharmaco, Inc.	10-Q	8/13/98	10.114

10.116	—First Amendment to Lease Agreement dated September 28, 1998, between PPD Pharmaco, Inc. and Weeks Realty, Inc.	10-Q	11/13/98	10.116

10.133	—Fourth Amendment, dated July 6, 1999, to Lease Agreement dated July 9, 1997 between PPD Development, Inc. (formerly known as PPD Pharmaco, Inc.) and Weeks Realty, L.P.	10-Q	11/15/99	10.133

10.145	—Third Amendment to Employee Stock Purchase Plan, dated June 21, 1997.	10-Q	8/11/00	10.145

10.162	—Severance Agreement dated January 1, 2001, between Pharmaceutical Product Development, Inc. and various individuals.	10-K	2/26/10	10.162

10.164	—First Amendment, dated January 28, 1998, to Lease Agreement dated July 9, 1997 between PPD Development, Inc. (formerly known as PPD Pharmaco, Inc.) and Weeks Realty, L.P.	10-K	3/13/01	10.164

10.165	—Second Amendment, dated June 26, 1998, to Lease Agreement dated July 9, 1997 between PPD Development, Inc. (formerly known as PPD Pharmaco, Inc.) and Weeks Realty, L.P.	10-K	3/13/01	10.165

10.166	—Third Amendment, dated February 18, 1999, to Lease Agreement dated July 9, 1997 between PPD Development, Inc. (formerly known as PPD Pharmaco, Inc.) and Weeks Realty, L.P.	10-K	3/13/01	10.166

10.170	—Employment Agreement dated July 9, 2001 between Pharmaceutical Product Development, Inc. and Brainard Judd Hartman.	10-Q	8/1/01	10.170

10.186	—Loan Agreement dated July 25, 2002 between Pharmaceutical Product Development, Inc. and Bank of America, N.A.	10-Q	8/13/02	10.186

Exhibit Number	Description	Registrant’s Form	Dated	Exhibit Number	Filed Herewith

10.189	—Lease Agreement dated July 1, 2001 between Brandywine Grande C,L.P. and PPD Development, LLC.	10-Q	8/13/02	10.189

10.191	—Second Amendment, dated October 1, 2002, to Lease Agreement dated June 26, 1998 between PPD Development, Inc. (formerly PPD Pharmaco, Inc.) and Duke Realty Limited Partnership (formerly Weeks Realty, L.P.).	10-Q	11/13/02	10.191

10.192	—Fifth Amendment, dated October 1, 2002, to Lease Agreement dated July 9, 1997 between PPD Development, Inc. and Duke Realty Limited Partnership (formerly Weeks Realty, L.P.).	10-Q	11/13/02	10.192

10.197	—First Amendment to Loan Agreement dated July 1, 2003, between Pharmaceutical Product Development, Inc. and Bank of America, N.A.	10-Q	8/6/03	10.197

10.200	—Pharmaceutical Product Development, Inc. Equity Compensation Plan as amended and restated effective May 14, 2003.	Proxy	3/28/03	10.200

10.201	—Termination and License Agreement dated as of December 18, 2003 by and among Eli Lilly and Company, Pharmaceutical Product Development, Inc., GenuPro, Inc. and APBI Holdings, LLC.	10-K	2/19/04	10.201

10.202	—License Agreement dated January 2, 2001 by and among Pharmaceutical Product Development, Inc., GenuPro, Inc. and ALZA Corporation.	10-K	2/19/04	10.202

10.203	—Amendment No. 1 to License Agreement dated as of December 26, 2003 by and among Pharmaceutical Product Development, Inc., GenuPro, Inc. and ALZA Corporation.	10-K	2/19/04	10.203

10.206	—Second Amendment to Loan Agreement dated July 1, 2004, between Pharmaceutical Product Development, Inc. and Bank of America, N.A.	10-Q	8/3/04	10.206

10.209	—Deferred Compensation Plan for Non-Employee Directors, as amended and restated on November 22, 2005.	8-K	11/22/05	10.209

10.212	—Lease agreement dated June 18, 2004, between Met Center Partners-6, Ltd. And PPD Development, LP.	10-K	3/4/05	10.212

10.213	—First Amendment dated March 16, 2005 to Lease Agreement between Met Center Partners-6, Ltd. And PPD Development, LP.	10-Q	5/5/05	10.213

10.214	—Second Amendment dated March 16, 2005 to Lease Agreement between Met Center Partners-6, Ltd. And PPD Development, LP.	10-Q	5/5/05	10.214

10.215	—Agreement dated July 13, 2005 among Pharmaceutical Product Development, Inc., Development Partners, LLC, Takeda Pharmaceutical Company Limited and Takeda San Diego, Inc.	8-K	7/13/05	10.215

10.217	—Third Amendment to Loan Agreement dated June 30, 2005, between Pharmaceutical Product Development, Inc. and Bank of America, N.A.	10-Q	7/29/05	10.217

10.218	—Amendment No. 1, effective as of October 10, 2005, to the Agreement dated July 13, 2005, among Pharmaceutical Product Development, Inc., Development Partners, LLC, Takeda Pharmaceutical Company Limited and Takeda San Diego, Inc.	8-K	10/10/05	10.218

Exhibit Number	Description	Registrant’s Form	Dated	Exhibit Number	Filed Herewith

10.219	—Employment Agreement dated October 12, 2005, between PPD Development, LP and William W. Richardson.	8-K	10/12/05	10.219

10.220	—Lease Agreement dated August 31, 2004 by and between Evan A. Stein, M.D., Ph.D. and Medical Research Laboratories International LLC.	10-Q	11/8/05	10.220

10.221	—Lease Agreement dated April 30, 2001 by and between Greenway Properties, Inc. and PPD Development, LP.	10-Q	11/8/05	10.221

10.222	—First Amendment dated August 15, 2001, to Lease Agreement, dated April 30, 2001, by and between Greenway Properties, Inc. and PPD Development, LP.	10-Q	11/8/05	10.222

10.223	—Second Amendment dated August 25, 2003, to Lease Agreement, dated April 30, 2001, by and between Greenway Properties, Inc. and PPD Development, LP.	10-Q	11/8/05	10.223

10.224	—Third Amendment dated March 22, 2004, to Lease Agreement, dated April 30, 2001, by and between Greenway Properties, Inc. and PPD Development, LP.	10-Q	11/8/05	10.224

10.225	—Fourth Amendment dated May 17, 2004, to Lease Agreement, dated April 30, 2001, by and between Greenway Properties, Inc. and PPD Development, LP.	10-Q	11/8/05	10.225

10.226	—Fifth Amendment dated December 14, 2004, to Lease Agreement, dated April 30, 2001, by and between Greenway Properties, Inc. and PPD Development, LP.	10-Q	11/8/05	10.226

10.227	—Sixth Amendment dated June 3, 2005, to Lease Agreement, dated April 30, 2001, by and between Greenway Properties, Inc. and PPD Development, LP.	10-Q	11/8/05	10.227

10.228	—Seventh Amendment dated July 29, 2005, to Lease Agreement, dated April 30, 2001, by and between Greenway Properties, Inc. and PPD Development, LP.	10-Q	11/8/05	10.228

10.229	—General Conditions of the Contract for Construction.	8-K	12/12/05	10.210

10.230	—Standard Form of Agreement Between Owner and Construction Manager dated August 30, 2005 between River Ventures, LLC and Bovis Lend Lease, Inc. (foundation).	8-K	12/12/05	10.211

10.231	—Standard Form of Agreement Between Owner and Construction Manager dated August 30, 2005 between River Ventures, LLC and Bovis Lend Lease, Inc. (shell building).	8-K	12/12/05	10.212

10.232	—Standard Form of Agreement Between Owner and Construction Manager dated August 30, 2005 between River Ventures, LLC and Bovis Lend Lease, Inc. (building upfitting).	8-K	12/12/05	10.213

10.233	—Amendment No. 1 dated December 12, 2005 to Standard Form of Agreement Between Owner and Construction Manager dated August 30, 2005 between River Ventures, LLC and Bovis Lend Lease, Inc. (foundation).	8-K	12/12/05	10.214

10.234	—Amendment to Construction Contracts entered into by and between River Ventures, LLC and Bovis Lend Lease, Inc. dated as of February 15, 2006.	8-K	2/17/06	10.215

10.235	—Form of Restricted Stock Award Agreement under the Equity Compensation Plan for Directors.	10-K	3/2/06	10.235

10.236	—Form of Restricted Stock Award Agreement under the Equity Compensation Plan for Executive Officers.	10-K	3/2/06	10.236

Exhibit Number	Description	Registrant’s Form	Dated	Exhibit Number	Filed Herewith

10.237	—Form of Nonqualified Stock Option Award Agreement under the Equity Compensation Plan for Directors.	10-K	3/2/06	10.237

10.238	—Form of Nonqualified Stock Option Award Agreement under the Equity Compensation Plan for all non-Director participants.	10-K	3/2/06	10.238

10.241	—Fourth Amendment dated July 1, 2006 to Loan Agreement, between Pharmaceutical Product Development, Inc. and Bank of America, N.A.	10-Q	8/3/06	10.241

10.242	—Option and License Agreement effective as of December 15, 2006 among Pharmaco Investments, Inc. and Ranbaxy Laboratories Ltd.	8-K	2/27/07	10.242

10.243	—Agreement dated April 27, 2007 between Pharmaceutical Product Development, Inc. and Linda Baddour.	8-K	4/30/07	10.243

10.244	—Employment Agreement dated May 5, 2007, effective May 31, 2007, between Pharmaceutical Product Development, Inc. and William J. Sharbaugh.	8-K	5/17/07	10.244

10.245	—Fifth Amendment dated July 1, 2007 to Loan Agreement, between Pharmaceutical Product Development, Inc. and Bank of America, N.A.	8-K	8/6/07	10.245

10.246	—Employment Agreement dated September 12, 2007, effective October 1, 2007, between Pharmaceutical Product Development, Inc. and Daniel G. Darazsdi.	8-K	9/12/07	10.246

10.247	—Third Amendment dated September 22, 2003, to Lease Agreement, dated June 26, 1998, by and between Duke Realty Limited Partnership and PPD Development, LP.	10-K	2/26/08	10.247

10.248	—Fourth Amendment dated March 31, 2005, to Lease Agreement, dated June 26, 1998, by and between Duke Realty Limited Partnership and PPD Development, LP.	10-K	2/26/08	10.248

10.249	—Fifth Amendment dated July 7, 2005, to Lease Agreement, dated June 26, 1998, by and between Duke Realty Limited Partnership and PPD Development, LP.	10-K	2/26/08	10.249

10.250	—Sixth Amendment dated December 30, 2005, to Lease Agreement, dated June 26, 1998, by and between Duke Realty Limited Partnership and PPD Development, LP.	10-K	2/26/08	10.250

10.251	—Seventh Amendment dated February 6, 2006, to Lease Agreement, dated June 26, 1998, by and between Duke Realty Limited Partnership and PPD Development, LP.	10-K	2/26/08	10.251

10.252	—Eighth Amendment dated September 24, 2007, to Lease Agreement, dated June 26, 1998, by and between Duke Realty Limited Partnership and PPD Development, LP.	10-K	2/26/08	10.252

10.253	—First Amendment dated March 9, 2007, to Lease Agreement, dated July 1, 2001, by and between Brandywine Grande C, LP and PPD Development, LP.	10-K	2/26/08	10.253

10.254	—Eighth Amendment dated March 1, 2006, to Lease Agreement, dated April 30, 2001, by and between Greenway Office Center, LLC and PPD Development, LLP.	10-K	2/26/08	10.254

10.255	—Ninth Amendment dated August 31, 2007, to Lease Agreement, dated April 30, 2001, by and between Greenway Office Center, LLC and PPD Development, LLP.	10-K	2/26/08	10.255

Exhibit Number	Description	Registrant’s Form	Dated	Exhibit Number	Filed Herewith

10.256	—Tenth Amendment dated September 25, 2007, to Lease Agreement, dated April 30, 2001, by and between Greenway Office Center, LLC and PPD Development, LLP.	10-K	2/26/08	10.256

10.257^	—Employment Agreement, effective April 1, 2008, between PPD Development, LP and Michael O. Wilkinson.	8-K	3/31/08	10.257

10.258	—Third Amendment dated December 13, 2007, to Lease Agreement, dated June 18, 2004, by and between NNN Met Center 10, LLC and PPD, Inc.	10-Q	5/9/08	10.258

10.259	—Second Amendment dated January 10, 2008, to Lease Agreement, dated July 1, 2001, by and between Brandywine Grande C, L.P. and PPD Development, LLC.	10-Q	5/9/08	10.259

10.260^	—Employment Agreement, effective July 28, 2008, between PPD Development, LP and Christine A. Dingivan, M.D.	8-K	7/25/08	10.260

10.261	—Sixth Amendment dated July 1, 2008 to Loan Agreement, between Pharmaceutical Product Development, Inc., PPD Development, LP and Bank of America, N.A.	10-Q	8/7/08	10.261

10.262	—Eleventh Amendment dated March 31, 2008, to Lease Agreement, dated April 30, 2001, by and between Greenway Office Center, L.L.C and PPD Development, LP.	10-Q	8/7/08	10.262

10.263	—Third Amendment dated July 7, 2008 to Lease Agreement, dated July 1, 2001, by and between Brandywine Grande C, L.P., and PPD Development, LP.	10-Q	11/5/08	10.263

10.264	—Deferred Compensation Plan for Non-Employee Directors, as amended and restated on January 1, 2009.	10-K	2/24/09	10.264

10.265	—Deferred Compensation Plan for Executives, as amended and restated on January 1, 2009.	10-K	2/24/09	10.265

10.266^	—Employment Agreement, effective May 19, 2009, between PPD, Inc. and David L. Grange	8-K	5/22/09	10.266

10.267	—Amended and Restated Employment Agreement, effective May 19, 2009, between PPD, Inc. and Fredric N. Eshelman.	8-K	5/22/09	10.267

10.268	—Amended and Restated Corporate Aircraft Policy, effective May 19, 2009.	8-K	5/22/09	10.268

10.269	—Sixth Amendment dated February 6, 2006, to Lease Agreement dated January 28, 1998, by and between Duke Realty Limited Partnership and PPD Development, LP.	10-Q	11/3/09	10.269

10.270	—Seventh Amendment dated September 1, 2009, to Lease Agreement dated January 28, 1998, by and between Duke Realty Limited Partnership and PPD Development, LP.	10-Q	11/3/09	10.270

10.271	—Ninth Amendment dated September 1, 2009, to Lease Agreement dated June 26, 1998, by and between Duke Realty Limited Partnership and PPD Development, LP.	10-Q	11/3/09	10.271

10.272^	—Muldelta Development and License Agreement dated as of November 16, 2009 by and among Janssen Pharmaceutica, N.V. and PPD Therapeutics, Inc., as amended February 9, 2010.				X

10.273^	—Muldelta Master Services Agreement dated as of November 16, 2009 by and among Janssen Pharmaceutica, N.V. between PPD Therapeutics, Inc.	10-K	2/26/10	10.273

Exhibit Number	Description	Registrant’s Form	Dated	Exhibit Number	Filed Herewith
10.274^	—Topo Development and License Agreement, dated as of November 16, 2009 by and among Janssen Pharmaceutica, N.V. between PPD Therapeutics, Inc., as amended February 15, 2010.				X

10.275^	—Topo Master Services Agreement dated as of November 16, 2009 by and among Janssen Pharmaceutica, N.V. between PPD Therapeutics, Inc.	10-K	2/26/10	10.275

21	—Subsidiaries of the Registrant.	10-K	2/26/10	21

23.1	—Consent of Deloitte & Touche LLP.	10-K	2/26/10	23.1

31.1	—Certification of the Chief Executive Officer pursuant to Rule 13a-14(a).				X

31.2	—Certification of the Chief Financial Officer pursuant to Rule 13a-14(a).				X

^	Confidential treatment requested for portions of this exhibit.