Form 10-Q
period 2010-09-30
PHARMACEUTICAL PRODUCT DEVELOPMENT INC
filed 2010-11-05
CIK 1003124

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2010.

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 118,856,886 shares of common stock, par value $0.05 per share, as of October 27, 2010.

Part I. FINANCIAL INFORMATION

Item 1.	Financial Statements

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF INCOME

(in thousands, except per share data)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2010	2009	2010
Net revenue:
Service revenue	$316,283	$339,390	$987,140	$1,005,006
Reimbursed revenue	24,117	25,985	72,228	77,054

Total net revenue	340,400	365,375	1,059,368	1,082,060

Direct costs	174,597	189,979	545,803	564,948
Research and development expenses	974	470	3,264	15,253
Selling, general and administrative expenses	93,028	102,365	282,812	327,381
Depreciation and amortization	16,282	15,726	47,118	49,877
Restructuring costs	3,892	—	3,892	—

Total operating expenses	288,773	308,540	882,889	957,459

Operating income	51,627	56,835	176,479	124,601
Loss from equity method investment	—	(4,562)	—	(8,351)
Other income, net	1,246	877	2,103	4,899

Income from continuing operations before provision for income taxes	52,873	53,150	178,582	121,149
Provision for income taxes	12,773	15,148	51,897	41,303

Income from continuing operations	40,100	38,002	126,685	79,846
Income (loss) from discontinued operations, net of income taxes	(2,426)	—	13,618	(3,662)

Net income	$37,674	$38,002	$140,303	$76,184

Basic and diluted income per common share from continuing operations	$0.34	$0.32	$1.07	$0.67

Income (loss) per common share from discontinued operations:
Basic	$(0.02)	$—	$0.12	$(0.03)

Diluted	$(0.02)	$—	$0.11	$(0.03)

Net income per common share:
Basic	$0.32	$0.32	$1.19	$0.64

Diluted	$0.32	$0.32	$1.18	$0.64

Dividends declared per common share	$0.15	$0.15	$0.425	$0.45

Weighted-average number of common shares outstanding:
Basic	118,130	118,814	117,951	118,607
Dilutive effect of stock options and restricted stock	447	991	770	964

Diluted	118,577	119,805	118,721	119,571

The accompanying notes are an integral part of these consolidated condensed financial statements.

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

(in thousands)

(unaudited)

Assets

	December 31,	September 30,
	2009	2010
Current assets:
Cash and cash equivalents	$408,903	$440,442
Short-term investments	144,645	89,988
Accounts receivable and unbilled services, net	429,670	416,161
Income tax receivable	16,887	5,543
Investigator advances	13,980	15,231
Prepaid expenses	24,458	25,683
Deferred tax assets	26,068	25,870
Cash held in escrow	12,415	16,884
Other current assets	55,115	37,610

Total current assets	1,132,141	1,073,412

Property and equipment, net	388,459	379,173
Goodwill	323,383	280,216
Long-term investments	88,558	82,617
Other investments	44,641	43,433
Intangible assets	24,315	21,571
Deferred tax assets	11,959	6,796
Other assets	16,747	18,249

Total assets	$2,030,203	$1,905,467

Liabilities and Shareholders’ Equity

Current liabilities:
Accounts payable	$34,005	$29,873
Payables to investigators	54,428	53,564
Accrued income taxes	4,043	3,307
Other accrued expenses	200,720	209,725
Unearned income	297,844	291,686

Total current liabilities	591,040	588,155

Accrued income taxes	34,268	32,464
Accrued pension liability	15,434	16,293
Deferred rent	14,334	16,685
Other long-term liabilities	29,000	11,307

Total liabilities	684,076	664,904

Shareholders’ equity:
Common stock	5,913	5,943
Paid-in capital	576,069	600,347
Retained earnings	776,110	652,180
Accumulated other comprehensive loss	(11,965)	(17,907)

Total shareholders’ equity	1,346,127	1,240,563

Total liabilities and shareholders’ equity	$2,030,203	$1,905,467

The accompanying notes are an integral part of these consolidated condensed financial statements.

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended
	September 30,
	2009	2010
Cash flows from operating activities:
Net income	$140,303	$76,184
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	48,062	49,791
Stock compensation expense	14,354	13,728
Gain on sale of business, net of taxes	(19,452)	—
Loss from equity investment, net of taxes	—	5,403
Provision for deferred income taxes	7,664	221
Net gain on sale of investments	(1,076)	(3,291)
Other	467	2,382
Change in operating assets and liabilities	(53,214)	24,953

Net cash provided by operating activities	137,108	169,371

Cash flows from investing activities:
Purchases of property and equipment	(37,721)	(41,295)
Proceeds from sale of property and equipment	382	98
Proceeds from sale of business	42,095	3,464
Purchases of investments	(144,978)	(46,590)
Maturities and sales of investments	23,585	109,294
Purchases of other investments	(3,157)	(7,893)
Proceeds from sale of other investments	1,075	3,339
Net cash paid for acquisitions	(46,619)	(10,169)
Changes in restricted cash	(5,459)	3,000
Purchase of intangibles	(500)	—
Loan advances	—	(7,700)

Net cash (used in) provided by investing activities	(171,297)	5,548

Cash flows from financing activities:
Proceeds from exercise of stock options and employee stock purchase plan	11,070	11,387
Income tax benefit from exercise of stock options and disqualifying dispositions of stock	143	197
Cash and cash equivalents contributed to Furiex Pharmaceuticals, Inc.	—	(100,000)
Cash dividends paid	(50,183)	(53,423)

Net cash used in financing activities	(38,970)	(141,839)

Effect of exchange rate changes on cash and cash equivalents	18,999	(1,541)

Net (decrease) increase in cash and cash equivalents	(54,160)	31,539
Cash and cash equivalents, beginning of the period	491,755	408,903

Cash and cash equivalents, end of the period	$437,595	$440,442

The accompanying notes are an integral part of these consolidated condensed financial statements.

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(numbers in tables in thousands)

(unaudited)

1.	Significant Accounting Policies

The significant accounting policies followed by Pharmaceutical Product Development, Inc. and its subsidiaries (collectively, the “Company”) for interim financial reporting are consistent with the accounting policies followed for annual financial reporting. The Company prepared these unaudited consolidated condensed financial statements in accordance with Rule 10-01 of Regulation S-X and, in management’s opinion, has included all adjustments of a normal recurring nature necessary for a fair presentation. The accompanying consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. The results of operations for the three-month and nine-month periods ended September 30, 2010 are not necessarily indicative of the results to be expected for the full year or any other period. The amounts in the December 31, 2009 consolidated condensed balance sheet are derived from the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

On June 14, 2010, the Company spun off its compound partnering business into a new independent, publicly traded company, Furiex Pharmaceuticals, Inc. (Nasdaq: FURX). Substantially all of the operating business components of the Discovery Sciences segment were included in the spin-off. The Company contributed $100.0 million of cash and cash equivalents to Furiex and distributed all outstanding shares of Furiex to the Company’s shareholders as a pro-rata, tax-free dividend, issuing one share of Furiex common stock for every twelve shares of the Company’s common stock to shareholders of record on June 1, 2010. The results of operations for the former compound partnering business conducted by the Company until June 14, 2010 are included as part of this report as continuing operations. The Company does not have any equity or other form of ownership interest in Furiex subsequent to the separation. For further details, see Note 14.

In the third quarter of 2010, the Company re-organized its operations into two new business segments. As a result of this re-organization, the Company changed the presentation of net revenue and direct costs on the consolidated condensed statements of income.

Principles of Consolidation

The accompanying unaudited consolidated condensed financial statements include the accounts and results of operations of the Company. All intercompany balances and transactions have been eliminated in consolidation.

Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board, or FASB, issued a new accounting standard modifying how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. This standard clarifies that the determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. This standard requires an ongoing reassessment of whether a company is the primary beneficiary of a variable interest entity and requires additional disclosures about a company’s involvement in variable interest entities and any significant changes in risk exposure due to that involvement. This standard was effective on January 1, 2010. The adoption of this standard had no impact on the Company’s consolidated financial statements.

In October 2009, the FASB issued a new accounting standard related to the accounting for revenue arrangements with multiple deliverables. This standard applies to all deliverables in contractual arrangements in all industries in which a vendor will perform multiple revenue-generating activities. This standard also addresses the unit of accounting for an arrangement involving multiple deliverables and how arrangement consideration should be allocated. This standard will be effective for fiscal years beginning on or after June 15, 2010. The Company does not expect the adoption of this standard to have a material impact on its consolidated financial statements.

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(numbers in tables in thousands)

(unaudited)

1.	Significant Accounting Policies

In March 2010, the Emerging Issues Task Force of the FASB issued a new accounting standard, the objective of which is to establish a revenue recognition model for contingent consideration that is payable upon the achievement of an uncertain future event, referred to as a milestone. This consensus will apply to milestones in single or multiple-deliverable arrangements involving research and development transactions, and will be effective for fiscal years (and interim periods within those fiscal years) beginning on or after June 15, 2010. The Company does not expect the adoption of this standard to have a material impact on its consolidated financial statements.

Earnings per Share

The Company computes basic income per share information based on the weighted-average number of common shares outstanding during the period. The Company computes diluted income per share information based on the weighted-average number of common shares outstanding during the period plus the effects of any dilutive common stock equivalents. The Company excluded 8,339,427 shares and 7,033,229 shares from the calculation of diluted earnings per share during the three months ended September 30, 2009 and 2010, respectively, and 6,937,950 shares and 8,644,124 shares from the calculation of diluted earnings per share during the nine months ended September 30, 2009 and 2010, respectively, because they were antidilutive. The antidilutive shares consist of shares underlying stock options, employee stock purchase plan subscriptions and restricted stock that were antidilutive for the period.

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

In April 2009, the Company acquired 100 percent of the outstanding equity interests of AbC.R.O., Inc., a contract research organization operating in Central and Eastern Europe, for total consideration of $40.0 million. Of this amount, the Company paid $36.4 million at closing and deposited the remaining $3.6 million into an escrow account to secure indemnification claims. The escrowed funds are scheduled to be released in the second quarter of 2011. The Company recorded the escrowed funds as a component of other accrued expenses as of September 30, 2010. Through the acquisition, the Company expanded its infrastructure in this region for clinical research by adding offices in Romania, Bulgaria, Serbia and Croatia, and strengthened its operations in other countries in the region. This acquisition is included in the Company’s Clinical Development Services segment. The fair value of the financial assets acquired included accounts receivable of $3.9 million and unbilled receivables of $2.4 million.

In April 2009, the Company acquired 100 percent of the outstanding equity interests of Magen BioSciences, Inc., a biotechnology company focused on the development of dermatologic therapies, for total consideration of $14.9 million. Of this amount, the Company paid $13.1 million at closing and deposited the remaining $1.8 million into an escrow account to secure indemnification claims. In the second quarter of 2010, the Company made a claim against the former Magen stockholders under the merger agreement, and therefore has not released the escrowed funds, pending resolution of the claim. The Company recorded the escrowed funds as a component of other accrued expenses as of September 30, 2010. Through the acquisition, the Company expanded its former compound partnering program to include dermatological drug discovery and gained screening capability for dermatologic compounds. This acquisition was included in the Company’s Discovery Sciences segment. As discussed below, in May 2010, the Company discontinued the operations of this business unit.

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(numbers in tables in thousands)

(unaudited)

2.	Acquisitions and Dispositions

In November 2009, the Company acquired 100 percent of the outstanding equity interests of Excel PharmaStudies, Inc., a contract research organization operating in China. The total purchase price was $22.2 million, subject to final working capital adjustments. Of this amount, the Company paid $15.7 million at closing and an additional $2.0 million in the second quarter of 2010. At closing, the Company also deposited $4.5 million of the purchase price into an escrow account to secure indemnification claims, which is scheduled to be released by May 2011. The Company recorded the escrowed funds as a component of other accrued expenses as of September 30, 2010. Through the acquisition, the Company expanded its Phase II-IV clinical trial operations in China. This acquisition is included in the Company’s Clinical Development Services segment. The fair value of the financial assets acquired included accounts receivable of $1.6 million.

In November 2009, the Company acquired 100 percent of the outstanding equity interests of BioDuro LLC, a drug discovery services company focused on integrated drug discovery programs and services in China, for total consideration of $78.6 million. As of September 30, 2010, the Company had paid $69.6 million. The Company deposited the remaining $9.0 million of the purchase price into an escrow account to secure indemnification claims and the payment of other obligations. The escrowed funds are scheduled to be released by April 2013. Of the $9.0 million escrowed funds, the Company recorded $6.9 million as a component of other accrued expenses and $2.1 million as a component of other long-term liabilities as of September 30, 2010. Through the acquisition, the Company expanded its drug development capabilities within the region. This acquisition is included in the Company’s Laboratory Services segment. The fair value of the financial assets acquired included accounts receivables, net of $3.2 million and unbilled receivables of $1.6 million.

Acquisition costs related to AbC.R.O., Magen, Excel and BioDuro were not significant and were included in selling, general and administrative costs in the consolidated condensed statements of income.

As of September 30, 2010, the Company held $18.9 million in escrow relating to payments to be made for the AbC.R.O., Magen, Excel and BioDuro acquisitions, of which $16.9 million is reflected as cash held in escrow in the accompanying consolidated condensed balance sheet and $2.0 million is reflected as a component of other assets. These escrows secure the indemnification provisions of the purchase agreements and the payment of other obligations. The Company classified these balances as current or long-term based on the expected date of the release of the funds.

The Company accounted for these acquisitions under the purchase method of accounting. Accordingly, the Company allocated the total purchase price for these acquisitions to the estimated fair value of assets acquired and liabilities assumed, which are set forth in the following table:

	AbC.R.O.	Magen	Excel	BioDuro
Value of net assets:
Current assets	$9,935	$3,625	$2,670	$7,114
Property and equipment, net	1,025	609	682	5,850
Other assets	90	—	—	415
Current liabilities	(4,780)	(1,246)	(5,674)	(5,728)
Other long-term liabilities	—	—	—	(1,668)
Value of identifiable intangible assets:
Backlog and customer relationships	7,920	—	3,049	9,810
In-process research and development	—	10,361	—	—
Goodwill	25,843	1,517	21,518	62,770

Total	$40,033	$14,866	$22,245	$78,563

The purchase price allocation for the above-referenced acquisitions was complete at September 30, 2010. Pro forma results of operations prior to the dates of acquisition have not been presented because the pro forma results are not materially different from the actual results presented.

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

The results of Piedmont Research Center, PPD Biomarker Discovery Sciences and PPD Dermatology are reported as discontinued operations within the consolidated condensed statements of income as set forth in the following table:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2010	2009	2010
Net revenue	$659	$—	$6,456	$—

Loss from discontinued operations	(4,727)	—	(10,484)	(4,444)
Gain on sale of business	—	—	35,505	—
Provision (benefit) for income taxes	(2,301)	—	11,403	(782)
Income (loss) from discontinued operations, net of income taxes	(2,426)	—	13,618	(3,662)

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

(numbers in tables in thousands)

(unaudited)

3.	Cash and Cash Equivalents, Short-term Investments, Long-term Investments and Other Investments

Cash and cash equivalents, short-term investments, long-term investments and other investments were composed of the following as of the dates set forth below:

	Cash and Cash Equivalents	Short-term Investments	Long-term Investments	Other Investments	Unrealized Gains	Unrealized Losses
As of December 31, 2009
Cash	$228,482
Money market funds	180,421
Auction rate securities			$88,558			$21,317
Municipal debt securities		$36,000			$153	36
Corporate debt securities – FDIC insured		12,713			48	3
Treasury securities		95,932			36	7

Equity method investment:
Celtic Therapeutics Holdings, L.P.				$31,426

Cost basis investments:
Bay City Capital Funds				9,181
A.M. Pappas Funds				3,593
Other investments				441

Total	$408,903	$144,645	$88,558	$44,641	$237	$21,363

As of September 30, 2010
Cash	$203,103
Money market funds	232,339
Auction rate securities			$82,617			$18,458
Municipal debt securities		$29,416			$241	2
Corporate debt securities – FDIC insured		12,710			132	3
Treasury securities	5,000	47,862			158	3

Equity method investment:
Celtic Therapeutics Holdings, L.P.				$23,074

Cost basis investments:
Bay City Capital Funds				10,029
A.M. Pappas Funds				4,196
Other investments				6,134

Total	$440,442	$89,988	$82,617	$43,433	$531	$18,466

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(numbers in tables in thousands)

(unaudited)

3.	Cash and Cash Equivalents, Short-term Investments, Long-term Investments and Other Investments

For the three months and nine months ended September 30, 2009 and 2010, the Company had the following gross realized gains and losses on investments:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2010	2009	2010
Gross realized gains on other investments	$360	$—	$1,076	$3,340
Gross realized gains on municipal debt securities	—	—	—	4
Gross realized loss on other investments	—	—	—	750
Gross realized losses on municipal debt securities	—	—	—	53

Short-term and Long-term Investments

The Company classifies its short-term and long-term investments as available-for-sale securities. The Company determines realized and unrealized gains and losses on short-term and long-term investments on a specific identification basis.

The Company held $88.6 million and $82.6 million, net of unrealized losses, in auction rate securities at December 31, 2009 and September 30, 2010, respectively. The Company’s portfolio of investments in auction rate securities consists principally of interests in government-guaranteed student loans, insured municipal debt obligations and municipal preferred auction rate securities. The Company classified its entire balance of auction rate securities as long-term investments as of September 30, 2010 due to continuing uncertainties about the liquidity of the auction rate securities market. The Company also recorded unrealized losses on these investments of $21.3 million and $18.5 million as of December 31, 2009 and September 30, 2010, respectively. The Company recorded these unrealized losses based on a Level 3 valuation, including assumptions about appropriate maturity periods of the instruments by utilizing a 3 to 5 year workout period based on industry expectations, market interest rates for comparable securities, and the credit-worthiness of the underlying issuers. The Company concluded that this impairment was temporary because of its ability and intent to hold the auction rate securities until the fair value recovers. The Company will continue to seek to liquidate these investments at par value and will review the classification and valuation of these securities on a quarterly basis.

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(numbers in tables in thousands)

(unaudited)

3.	Cash and Cash Equivalents, Short-term Investments, Long-term Investments and Other Investments

Equity Method Investment

In October 2009, the Company committed to invest up to $102.7 million in Celtic Therapeutics Holdings, L.P., or Celtic. Celtic is an investment partnership organized for the purpose of identifying, acquiring and investing in a diversified portfolio of novel therapeutic product candidates, with a focus on mid-stage compounds that have progressed through human proof of concept studies and that are targeted to address unmet medical needs. As of September 30, 2010, the Company had invested a total of $32.7 million of the aggregate commitment. For the three months and nine months ended September 30, 2010, the Company recognized a loss of $4.6 million and $8.4 million, respectively, which is based on the Company’s percentage ownership of Celtic’s losses. As of September 30, 2010, the Company had an investment balance of $23.1 million, which included cumulative investment losses to date. The Company expects to invest the remainder of its commitment over a period of four years.

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

The Company’s capital commitments in these funds at September 30, 2010 were as follows:

Fund	Ownership	Total Capital Commitment	Remaining Commitment	Commitment Expiration
Bay City Capital Fund IV, L.P.	2.9%	$10,000	$1,926	September 2010 (2)
Bay City Capital Fund V, L.P.	2.0%	10,000	7,008	October 2012
A.M. Pappas Life Science Ventures III, L.P.	4.7%	4,750	736	December 2009 (2)
A.M. Pappas Life Science Ventures IV, L.P.	3.0%	2,935	2,201	February 2014
Accelerator III and incubator companies (1)	19.9%	4,602	2,142	None
(1)	The Company’s percentage ownership of incubator companies might vary but will not exceed 19.9%.
(2)

The funding commitments to Bay City Capital Fund IV, L.P. and A.M. Pappas Life Science Ventures, III, L.P. have expired for new investments. The Company may still be required to fund additional investments in existing fund portfolio companies and the ongoing operations of the funds up to the amount of the remaining capital commitment.

In May 2010, the Company invested $5.0 million for a 10.4% ownership interest in Liquidia Technologies, Inc. The Company accounts for this investment as a cost basis investment and determines realized and unrealized losses on a specific identification method.

In the second quarter of 2010, the Company recorded a $3.3 million pretax gain on the sale of a cost basis investment that had previously been fully impaired. The investment was sold in connection with the acquisition of the investee by a major pharmaceutical company.

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(numbers in tables in thousands)

(unaudited)

4.	Accounts Receivable and Unbilled Services

Accounts receivable and unbilled services, net, consisted of the following amounts on the dates set forth below:

	December 31,	September 30,
	2009	2010
Billed	$273,994	$271,716
Unbilled	161,600	152,114
Allowance for doubtful accounts	(5,924)	(7,669)

Total accounts receivable and unbilled services, net	$429,670	$416,161

5.	Property and Equipment

Property and equipment, stated at cost, consisted of the following amounts on the dates set forth below:

	December 31,	September 30,
	2009	2010
Land	$8,299	$8,226
Buildings and leasehold improvements	259,186	272,318
Fixed assets not placed in service	24,086	13,246
Information technology systems under development	10,102	20,029
Furniture and equipment	222,649	230,585
Computer equipment and software	203,447	208,630

Total property and equipment	727,769	753,034
Less accumulated depreciation	(339,310)	(373,861)

Total property and equipment, net	$388,459	$379,173

As of September 30, 2010, fixed assets not placed in service included software licenses purchased from a third-party vendor with annual payment terms as follows:

June 1, 2011	$4,212
June 1, 2012	4,212

Total future remaining payments	$8,424
Present value discount	(303)

Present value of remaining payments	$8,121

The Company classified its liability related to these licenses as $4.1 million in other accrued expenses and $4.0 million in other long-term liabilities on its consolidated condensed balance sheet as of September 30, 2010.

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(numbers in tables in thousands)

(unaudited)

6.	Goodwill and Intangible Assets

Changes in the carrying amount of goodwill for the nine months ended September 30, 2010, by operating segment, were as follows:

	Clinical Development Services	Laboratory Services	Discovery Sciences	Total
Balance as of December 31, 2009	$103,882	$172,855	$46,646	$323,383
Adjustments to goodwill for prior year acquisitions	4,296	747	—	5,043
Spin-off of Furiex Pharmaceuticals, Inc.			(46,646)	(46,646)
Translation adjustments	(1,151)	(413)	—	(1,564)

Balance as of September 30, 2010	$107,027	$173,189	$—	$280,216

As of September 30, 2010, the Company’s acquisitions of Excel and BioDuro had adjustments to goodwill of $4.3 million and $0.7 million, respectively, as a result of information that became available after the preliminary purchase price allocation was established.

The Company’s intangible assets were composed of the following as of the dates set forth below:

	December 31, 2009			September 30, 2010
	Carrying Amount	Accumulated Amortization	Net	Carrying Amount	Accumulated Amortization	Net
Backlog and customer relationships	$24,657	$(2,342)	$22,315	$24,595	$(5,024)	$19,571
Other intangible asset	2,000	—	2,000	2,000	—	2,000

Total	$26,657	$(2,342)	$24,315	$26,595	$(5,024)	$21,571

Intangible assets consist of backlog and customer relationships and an other intangible asset. The Company amortizes backlog and customer relationships on a straight-line basis, based on an estimated useful life of two to ten years. The weighted-average amortization period is 6.5 years for backlog and customer relationships. The other intangible asset has an indefinite life and the Company does not amortize this asset.

Amortization expense for the three months ended September 30, 2009 and 2010 was $0.5 million and $0.9 million, respectively. Amortization expense for the nine months ended September 30, 2009 and 2010 was $1.2 million and $2.8 million, respectively. As of September 30, 2010, expected amortization expense for each of the next five years is as follows:

2010 (remaining three months)	$921
2011	3,600
2012	2,968
2013	2,791
2014	2,051

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(numbers in tables in thousands)

(unaudited)

7.	Shareholders’ Equity

The Company measures share-based compensation cost at grant date, based on the fair value of the award, and recognizes it as expense over the employee’s requisite service period.

During the nine months ended September 30, 2010, the Company granted options to purchase approximately 2,797,000 shares with a weighted-average exercise price of $23.42. All options were granted with an exercise price equal to the fair value of the Company’s common stock on the grant date. The fair value of the Company’s common stock on the grant date is equal to the Nasdaq closing price of the Company’s stock on the date of grant. The weighted-average grant date fair value per share determined using the Black-Scholes option-pricing method and the aggregate fair value of options granted during the nine months ended September 30, 2009 and 2010 was $6.29, $5.15, $11.3 million and $16.5 million, respectively. As of September 30, 2010, the Company had 11.7 million options outstanding.

As a result of adjustments under the Company’s equity compensation plan triggered by the Furiex spin-off, the Company issued options to purchase approximately 415,200 additional shares not included in the granted options above. The per share exercise price of the majority of the outstanding option was adjusted to be equal to the product of the pre-distribution option exercise price multiplied by a fraction, the numerator of which was the Company’s closing price of its stock on the day of distribution and the denominator of which was the closing price of the Company’s stock plus the closing price of Furiex’s stock on the day of distribution. Following this adjustment to the per share exercise price, the number of shares subject to each outstanding option were adjusted to ensure that the intrinsic value of each option was the same on the day after the distribution as it was on the day of the distribution.

8.	Comprehensive Income (Loss)

Comprehensive income consisted of the following amounts on the dates set forth below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2010	2009	2010
Net income, as reported	$37,674	$38,002	$140,303	$76,184
Other comprehensive income (loss):
Cumulative translation adjustment	5,421	25,867	18,899	(6,585)
Change in fair value of hedging transactions, net of tax expense of ($1,241), ($2,240), ($6,437) and ($784), respectively	1,692	5,360	13,265	1,376
Reclassification adjustment for hedging results included in direct costs, net of tax benefit (expense) of $169, $673, ($1,677) and $1,609, respectively	(138)	(1,274)	4,410	(2,835)
Net unrealized (loss) gain on investments, net of tax benefit (expense) of $813, $73, ($3,109) and ($1,089), respectively	(1,480)	(131)	5,646	2,102
Reclassification to net income of realized gain (loss) on investment, net of tax of $181, $0, $409, and $0, respectively	(330)	—	(745)	—

Total other comprehensive income (loss)	5,165	29,822	41,475	(5,942)

Comprehensive income	$42,839	$67,824	$181,778	$70,242

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(numbers in tables in thousands)

(unaudited)

8.	Comprehensive Income (Loss)

Accumulated other comprehensive loss consisted of the following amounts on the dates set forth below:

	December 31, 2009	September 30, 2010
Translation adjustment	$9,951	$3,366
Pension liability, net of tax benefit of $5,876	(13,778)	(13,778)
Fair value on hedging transactions, net of tax expense of ($2,792) and ($2,026), respectively	5,554	4,095
Net unrealized losses on investments, net of tax benefit of $7,434 and $6,345, respectively	(13,692)	(11,590)

Total	$(11,965)	$(17,907)

9.	Accounting for Derivative Instruments and Hedging Activities

The Company has significant international revenues and expenses, and related receivables and payables, denominated in currencies other than the functional currency of the related subsidiary. As a result, the Company’s operating results can be affected by changes in foreign currency exchange rates. In an effort to minimize this risk, from time to time, the Company purchases foreign currency option and forward contracts as hedges against anticipated and recorded transactions, and the related receivables and payables denominated in foreign currencies. The Company only uses foreign currency option and forward contracts as hedges to attempt to minimize the variability in the Company’s operating results arising from foreign currency exchange rate movements and not for speculative or trading purposes.

The Company recognizes changes in the fair value of the effective portion of foreign exchange derivatives that are designated and qualify as cash flow hedges of forecasted revenue and expense transactions in accumulated other comprehensive income, or OCI. The Company reclassifies these amounts from OCI and recognizes them in earnings when either the forecasted transaction occurs or it becomes probable that the forecasted transaction will not occur. The Company reclassifies OCI associated with hedges of foreign currency revenue into direct costs upon recognition of the forecasted transaction in the statements of income. The ineffective portion of a derivative instrument is recognized in earnings in the current period as a component of direct costs, and is measured by comparing the fair value of the forward contract to the change in the forward value of the anticipated transaction. Hedging portfolio ineffectiveness during the three months ended September 30, 2009 and 2010 was $0.1 million and $0.3 million, respectively. Hedging portfolio ineffectiveness during the nine months ended September 30, 2009 and 2010 was $0.1 million in each period.

The Company recognizes the fair value of foreign currency options and forwards used to manage the Company’s exposure on receivables and payables denominated in foreign currencies other than the entity’s functional currency, with fluctuations in the fair value being included in the statements of income. All foreign currency options and forwards related to receivables and payables hedging entered into during the period matured as of September 30, 2010 and the gains and losses on transactions during the period reported in the statements of income were not significant.

As of September 30, 2010, the Company’s outstanding hedging contracts were scheduled to expire over the next 15 months. The Company expects to reclassify the current gain positions of approximately $3.6 million, net of tax, within the next 12 months from OCI into the statement of income. At December 31, 2009 and September 30, 2010, the Company’s foreign currency derivative portfolio resulted in the Company recognizing an asset of $9.0 million and $8.1 million, respectively, as a component of other current assets and a liability of $0.6 million and $1.9 million, respectively, as a component of other accrued expenses.

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(numbers in tables in thousands)

(unaudited)

10.	Pension Plan

The Company has a defined benefit plan for its qualifying United Kingdom, or U.K., employees employed by the Company’s U.K. subsidiaries. This pension plan was closed to new participants as of December 31, 2002. In December 2009, the Company amended the plan effective January 1, 2010. As amended, participants are entitled to receive benefits previously accrued, which are based on the expected pay at retirement and number of years of service through January 1, 2010, but will receive no additional credit for future years of service. Plan assets consist principally of equities, bonds and cash in a managed investment fund.

Pension costs for the U.K. pension plan included the following components on the dates set forth below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2010	2009	2010
Service cost	$284	$—	$801	$—
Interest cost	672	794	1,897	2,357
Expected return on plan assets	(492)	(619)	(1,388)	(1,837)
Amortization of losses	257	265	726	787

Net periodic pension cost	$721	$440	$2,036	$1,307

11.	Commitments and Contingencies

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

The Company is self-insured for health insurance for the majority of its employees located within the United States, but maintains stop-loss insurance on a “claims made” basis for expenses in excess of $0.3 million per member per year. As of December 31, 2009 and September 30, 2010, the Company maintained a reserve of approximately $2.9 million and $2.5 million, respectively, included in other accrued expenses on the consolidated condensed balance sheets, to cover open claims and estimated claims incurred but not reported.

As of September 30, 2010, the Company had commitments to invest up to an aggregate additional $11.9 million in four venture capital funds, $2.1 million in other investments and $70.0 million in an equity method investment. For further details, see Note 3.

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(numbers in tables in thousands)

(unaudited)

11.	Commitments and Contingencies

As of September 30, 2010, the Company’s total gross unrecognized tax benefits were $26.1 million, of which $15.0 million, if recognized, would reduce its effective tax rate. The Company believes that it is reasonably possible that the total amount of unrecognized tax benefits could decrease up to $2.4 million within the next twelve months due to the settlement of audits and the expiration of statutes of limitations.

The Company’s policy for recording interest and penalties associated with tax audits is to record them as a component of provision for income taxes. For the nine months ended September 30, 2010, the Company recognized $0.5 million and $32,000, respectively, of interest and penalties as a reduction in expense on its statement of income, which includes releases related to the lapse of tax statutes of limitations in the period. As of September 30, 2010, the Company accrued $5.0 million of interest and $1.0 million of penalties with respect to uncertain tax positions. To the extent interest and penalties are not assessed with respect to uncertain tax positions, the Company will reduce amounts accrued and reflect them as a reduction of the overall income tax provision.

In 2010, the Company entered into a non-revolving line of credit agreement to loan Celtic Pharma Development Services Bermuda Ltd., a subsidiary of Celtic Pharmaceutical Holdings L.P., up to $18.0 million to finance trade payables in connection with a specified drug candidate. Celtic Pharma Development Services Bermuda Ltd. has appointed the Company to conduct certain clinical studies on the specified drug candidate. Principal and interest are due and payable no later than June 30, 2013 and are secured by a guarantee of an affiliate of the borrower. As of September 30, 2010, the Company had advanced $7.7 million to the borrower and recorded this as a component of other assets.

Under most of the agreements for services, the Company typically agrees to indemnify and defend the sponsor against third-party claims based on the Company’s negligence or willful misconduct. Any successful claims could have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

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

•

Level 3 – Valuations based on inputs that are unobservable and significant to the overall fair value measurement. Items valued using Level 3 inputs include auction rate securities which are valued using unobservable input such as time to market liquidity and appropriate rates of return for comparable securities.

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

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(numbers in tables in thousands)

(unaudited)

12.	Fair Value of Financial Instruments

	Level 1	Level 2	Level 3	Total
As of September 30, 2010
Assets
Cash and cash equivalents:
Money market funds	$232,339	$—	$—	$232,339
Treasury securities	5,000	—	—	5,000
Short-term investments:
Treasury securities	47,862	—	—	47,862
Municipal debt securities	—	29,416	—	29,416
Corporate debt securities	—	12,710	—	12,710
Long-term investments	—	—	82,617	82,617
Derivative contracts	—	8,117	—	8,117

Total assets	$285,201	$50,243	$82,617	$418,061

Liabilities
Derivative contracts	$—	$1,896	$—	$1,896

Total liabilities	$—	$1,896	$—	$1,896

The following table provides a reconciliation of the beginning and ending balances for assets and liabilities measured at fair value using significant unobservable inputs (Level 3) for the nine months ended September 30, 2010:

Long-term investments
Balance as of December 31, 2009	$88,558

Liquidation of investments	(1,325)
Decrease in unrealized losses on investments included in other comprehensive income	2,801

Balance as of March 31, 2010	$90,034
Transfers out of Level 3	(6,800)
Liquidation of investments	(575)
Decrease in unrealized losses on investments included in other comprehensive income	351

Balance as of June 30, 2010	$83,010
Liquidation of investments	(100)
Increase in unrealized losses on investments included in other comprehensive income	(293)

Balance as of September 30, 2010	$82,617

Transfers out of Level 3 represent assets reclassified to Level 1 securities as the result of market activity that provided observable inputs for valuation during the period. Transfers out of Level 3 are measured at the end of the period.

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(numbers in tables in thousands)

(unaudited)

13.	Business Segment Data

In the third quarter of 2010, the Company re-organized its operations into the following two new business segments:

•

Clinical Development Services, which includes Phase II-IV clinical trial management services consisting of project management, clinical trial management, monitoring, data management, biostatistics, regulatory affairs, pharmacovigilance, late stage and related services; and

•

Laboratory Services, which includes Phase I, clinical chemistry assay testing and various pre-clinical and clinical laboratory services, including discovery services, central laboratory services, vaccines and biologics testing, bioanalytical services and product analysis.

Substantially all of the operating business components of the Company’s Discovery Sciences segment were included in the spin-off of the Company’s compound partnering business in June 2010. Data for that segment is shown below solely for historical information.

The Company evaluates segment performance and allocates resources based on net revenue and operating income (loss). Depreciation expense is allocated to the business unit based on various operational metrics, such as headcount and space allocation. In addition, net revenue and operating income (loss) by segment exclude reimbursed revenue. The Company has a global infrastructure supporting its business segments, and therefore, assets are not identified by reportable segment.

Net revenue and operating income (loss) by business segment were as follows as of the dates set forth below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2010	2009	2010
Net revenue:
Clinical Development Services	$249,981	$260,345	$778,152	$765,075
Laboratory Services	65,860	79,045	203,222	231,921
Discovery Sciences	442	—	5,766	8,010
Reimbursed revenue	24,117	25,985	72,228	77,054

Total	$340,400	$365,375	$1,059,368	$1,082,060

Operating income (loss):
Clinical Development Services	$39,202	$43,681	$130,941	$101,830
Laboratory Services	12,813	13,154	42,627	34,631
Discovery Sciences	(388)	—	2,911	(11,860)

Total	$51,627	$56,835	$176,479	$124,601

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(numbers in tables in thousands)

(unaudited)

14.	Spin-off of Furiex Pharmaceuticals, Inc.

On June 14, 2010, the Company spun off its compound partnering business. Substantially all of the operating business components of the Discovery Sciences segment were included in the spin-off. The Company contributed substantially all of the assets and liabilities of the Discovery Sciences segment and $100.0 million of cash and cash equivalents to Furiex Pharmaceuticals, Inc. The Company then distributed all outstanding shares of Furiex to the Company’s shareholders of record as of June 1, 2010 as a pro-rata, tax-free dividend of one share of Furiex common stock for every twelve shares of the Company’s common stock.

In connection with the spin-off, the Company and Furiex entered into a series of agreements, including a separation and distribution agreement, transition services agreement, sublease and license agreements, employee matters agreement, tax sharing agreement and a master development services agreement.

The total value of the Furiex stock dividend was $146.7 million, based on the net book value of the net assets that were contributed to Furiex in connection with the spin-off, as follows:

2010
Net book value of assets transferred:
Cash and cash equivalents	$100,000
Accounts receivable	7,705
Prepaid expenses	100
Property and equipment, net	18
Goodwill	46,646
Accounts payable	(758)
Accrued expenses and other current liabilities	(3,545)
Long-term liabilities	(3,502)

Net assets transferred	$146,664

Furiex’s historical results of operations have been presented as continuing operations in the consolidated condensed statements of income because the Company believes that this transaction does not qualify for discontinued operations treatment due to the ongoing master development services agreement between PPD and Furiex.

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

Company Overview

We are a leading global contract research organization providing clinical development, laboratory and drug discovery services. Our clients and partners include pharmaceutical, biotechnology, medical device, academic and government organizations. Our corporate mission is to help clients and partners accelerate the delivery of safe and effective therapeutics and maximize returns on their research and development investments.

We have been in the drug development business for more than 25 years. Our services include preclinical programs and Phase I through Phase IV clinical development services, as well as bioanalytical, cGMP, global central laboratory, vaccines and biologics laboratory and discovery services. We have extensive clinical trial experience, including regional, national and global studies across a wide spectrum of therapeutic areas and in 102 countries spanning six continents. In addition, for marketed drugs, biologics and devices, we offer support such as medical information, patient compliance programs, patient and disease registry programs, product safety and pharmacovigilance, standard response document development, Phase IV monitored studies and prescription-to-over-the-counter, or Rx to OTC, programs.

With 85 offices in 42 countries and more than 10,500 employees worldwide, we have provided services to 49 of the top 50 pharmaceutical companies in the world as ranked by 2009 healthcare research and development spending. We also work with leading biotechnology companies and government organizations that sponsor clinical research. We are one of the world’s largest providers of drug development services based on 2009 annual net revenue generated from contract research organizations.

Building on our outsourcing relationship with pharmaceutical and biotechnology clients, we established our Discovery Sciences business in 1997. This business primarily focused on compound development and commercialization collaborations. We spun off this business to our shareholders in a new independent, publicly traded company, Furiex Pharmaceuticals, Inc., in June 2010.

In the third quarter of 2010, we re-organized our operations into the following two new business segments:

•

Clinical Development Services, which includes Phase II-IV clinical trial management services consisting of project management, clinical trial management, monitoring, data management, biostatistics, regulatory affairs, pharmacovigilance, late stage and related services; and

•

Laboratory Services, which includes Phase I, clinical chemistry assay testing and various pre-clinical and clinical laboratory services, including discovery services, central laboratory services, vaccines and biologics testing, bioanalytical services and product analysis.

Our services offer our clients a way to identify and develop drug candidates more quickly and cost-effectively. In addition, with global infrastructure, we are able to accommodate the multinational drug discovery and development needs of our clients. For more detailed information on PPD, see our Annual Report on Form 10-K for the year ended December 31, 2009.

Executive Overview

Our revenues depend on a relatively small number of industries and clients. As a result, we closely monitor the market for our services. For a discussion of the trends affecting the market for our services, see “Item 1. Business – Industry Overview – Trends Affecting the Drug Discovery and Development Industry” in our Annual Report on Form 10-K for the year ended December 31, 2009. In the first nine months of 2010, we experienced higher demand for our services than we experienced during 2009, which was a difficult year. We continue to believe in the fundamentals of the market. During the third quarter, we continued to focus on strengthening our client relationships. We believe that creating innovative long-term relationships with clients is critical to our future success, as we expect many clinical trial sponsors to continue to narrow their vendor lists and outsource a greater percentage of their research and development budgets in the years ahead. We plan to continue to pursue and establish innovative relationships, while enhancing our focus on safety and quality, to differentiate our company and create value for our clients and our shareholders. For the remainder of 2010, we plan to focus on sales execution, operational performance and building strategic relationships with pharmaceutical and biotechnology companies.

We review various metrics to evaluate our financial performance, including period-to-period changes in backlog, new authorizations, cancellation rates, revenue, margins and earnings. In the third quarter of 2010, we had net authorizations, defined as new authorizations less cancellations and adjustments, of $442.9 million, an increase of 67.0% over the same period in 2009. The cancellation rate for the first nine months of 2010 was 5.1% of backlog, compared to 6.1% for the same period in 2009. As of September 30, 2010, backlog was $3.4 billion, up 11.6% from December 31, 2009. The average length of our contracts in backlog decreased to 34 months as of September 30, 2010 from 36 months as of September 30, 2009.

Backlog by client type as of September 30, 2010 was 76.8% pharmaceutical, 16.6% biotech and 6.6% government/other, as compared to 68.8% pharmaceutical, 26.0% biotech and 5.2% government/other as of September 30, 2009. Net revenue by client type for the quarter ended September 30, 2010 was 77.4% pharmaceutical, 18.7% biotech and 3.9% government/other, compared to 63.2% pharmaceutical, 29.4% biotech and 7.4% government/other for the quarter ended September 30, 2009. This change in the composition of our backlog and net revenue is primarily a result of an increase in the percentage of authorizations from pharmaceutical companies during the twelve-month period ended September 30, 2010 and mergers of biotechnology clients into pharmaceutical companies.

For the third quarter of 2010, net revenue by business segment was 76.7% from Clinical Development Services and 23.3% from Laboratory Services, compared to 79.2% from Clinical Development Services and 20.8% from Laboratory Services for the same period in 2009. The change in the mix of revenue was due primarily to the acquisition of BioDuro in the fourth quarter of 2009. Our top therapeutic areas by net revenue for the quarter ended September 30, 2010 were oncology, circulatory/cardiovascular, endocrine/metabolic, infectious diseases and central nervous system. For a detailed discussion of our revenue, margins, earnings and other financial results for the quarter ended September 30, 2010, see “Results of Operations – Three Months Ended September 30, 2009 versus Three Months Ended September 30, 2010” below.

Our operating margin rate for the third quarter of 2010 was 15.6% compared to 10.8% for the second quarter of 2010. This improvement in operating margin reflects our focus on discretionary spending, improved operating performance and lower integration costs. We continue to focus on all selling, general and administrative, or SG&A, spending and driving efficiencies, while selectively investing for future growth and productivity gains.

Capital expenditures for the three months ended September 30, 2010 totaled $14.1 million. These capital expenditures were primarily for computer software, scientific equipment for our laboratory units and leasehold improvements for our new Bulgaria and China facilities. We made these investments to support our business and to improve the efficiencies of our operations.

As of September 30, 2010, we had $613.0 million of cash, cash equivalents and short- and long-term investments. In the third quarter of 2010, we generated $47.9 million in cash from operations. The number of days’ revenue outstanding in accounts receivable and unbilled services, net of unearned income, also known as DSO, was 23 days for the nine months ended September 30, 2010, compared to 31 days for the year ended December 31, 2009. DSO decreased in the first nine months of 2010 due to improved cash collections, the mix of contracts performed and their payment terms. We plan to continue to monitor DSO and the various factors that affect it. However, we expect DSO will continue to fluctuate from quarter to quarter depending on contract terms, the mix of contracts performed and our success in collecting receivables.

In June 2010, we spun off our compound partnering business into a new independent, publicly traded company, Furiex Pharmaceuticals, Inc.

New Business Authorizations and Backlog

We add new business authorizations, which are sales of our services, to backlog when we enter into a contract or letter of intent or receive a verbal commitment. Authorizations vary significantly from quarter to quarter and contracts generally have terms ranging from several months to several years. We recognize revenue on these authorizations as services are performed. Our new authorizations for the three months ended September 30, 2009 and 2010 were $425.5 million and $663.8 million, respectively.

Our backlog consists of anticipated net revenue from contracts, letters of intent and verbal commitments that either have not started but are anticipated to begin in the future, or are in process and have not been completed. As of September 30, 2010, the remaining duration of the contracts in our backlog ranged from one to 97 months, with a weighted-average duration of 34 months. We expect the weighted-average duration of the contracts in our backlog to fluctuate from quarter to quarter in the future, based on the contracts constituting our backlog at any given time. Amounts included in backlog represent anticipated future net revenue, exclude net revenue that has been recognized previously in our statements of income, and have been adjusted for foreign currency fluctuations. Our backlog as of September 30, 2009 and 2010 was $3.2 billion and $3.4 billion, respectively. For various reasons discussed in “Item 1. Business – Backlog” in our Annual Report on Form 10-K for the year ended December 31, 2009, including contract cancellations, our backlog might never be recognized as revenue and is not necessarily a meaningful predictor of future performance.

Results of Operations

Revenue Recognition

We record revenue from contracts, other than time-and-material contracts, on a proportional performance basis. To measure performance on a given date, we compare direct costs through that date to estimated total direct costs to complete the contract. Direct costs relate primarily to the amount of labor and related overhead costs for the delivery of services. We believe this is the best indicator of the performance of the contractual obligations. Changes in the estimated total direct costs to complete a contract without a corresponding proportional change to the contract value result in a cumulative adjustment to the amount of revenue recognized in the period the change in estimate is determined. For time-and-material contracts, we recognize revenue as hours are worked, multiplied by the applicable hourly rate. For our laboratory services business, we recognize revenue from unitized contracts as subjects or samples are tested, multiplied by the applicable unit price. We offer volume discounts to our large customers based on annual volume thresholds. We record an estimate of the annual volume rebate as a reduction of revenue throughout the period based on the estimated total rebate to be earned for the period.

In connection with the management of clinical trials, we pay, on behalf of our clients, fees to investigators and test subjects as well as other out-of-pocket costs for items such as travel, printing, meetings and couriers. Our clients reimburse us for these costs. Amounts paid by us as a principal for out-of-pocket costs are included in direct costs and the reimbursements we receive as a principal are reported as reimbursed revenue. In our statements of income, we combine amounts paid by us as an agent for out-of-pocket costs with the corresponding reimbursements, or revenue, we receive as an agent. During the three months ended September 30, 2009 and 2010, fees paid to investigators and other fees we paid as an agent and the associated reimbursements were approximately $79.2 million and $104.9 million, respectively.

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

Prior to our June 2010 spin-off, the Discovery Sciences segment generated revenue in the form of upfront payments, development and regulatory milestone payments, royalties and sales-based milestone payments in connection with the out-licensing of compounds. Upfront payments were generally paid within a short period of time following the execution of an out-license and collaboration agreement. Milestone payments were typically one-time payments to us triggered by the collaborator’s achievement of specified development and regulatory events such as the commencement of Phase III trials or regulatory submission or approval. Royalties were payments received by us based on net product sales of a collaboration. Sales-based milestone payments were typically one-time payments to us triggered when the aggregate net sales of product by a collaborator for a specified period (for example, an annual period) reach an agreed upon threshold amount. We recognized these various forms of payment from our collaborators when the event which triggered the obligation of payment had occurred, there were no further obligations on our part in connection with the payment, and collection was reasonably assured.

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

Three Months Ended September 30, 2009 versus Three Months Ended September 30, 2010

The following table sets forth amounts from our consolidated condensed financial statements along with the dollar and percentage change for the three months ended September 30, 2009 compared to the three months ended September 30, 2010.

	Three Months Ended September 30,		$ Inc (Dec)	% Inc (Dec)
(in thousands, except per share data)	2009	2010
Net revenue:
Service revenue	$316,283	$339,390	$23,107	7.3%
Reimbursed revenue	24,117	25,985	1,868	7.7

Total net revenue	340,400	365,375	24,975	7.3

Direct costs	174,597	189,979	15,382	8.8
Research and development expenses	974	470	(504)	(51.7)
Selling, general and administrative expenses	93,028	102,365	9,337	10.0
Depreciation and amortization	16,282	15,726	(556)	(3.4)
Restructuring costs	3,892	—	(3,892)	(100.0)

Operating income	51,627	56,835	5,208	10.1

Loss from equity method investment	—	(4,562)	(4,562)	(100.0)
Other income, net	1,246	877	(369)	(29.6)

Income from continuing operations before provision for income taxes	52,873	53,150	277	0.5
Provision for income taxes	12,773	15,148	2,375	18.6

Income from continuing operations	40,100	38,002	(2,098)	(5.2)
Income (loss) from discontinued operations, net of income taxes	(2,426)	—	2,426	100.0

Net income	$37,674	$38,002	$328	0.9

Income per diluted share from continuing operations	$0.34	$0.32	$(0.02)	(5.9)

Income (loss) per diluted share from discontinued operations	$(0.02)	$—	$0.02	100.0

Net income per diluted share	$0.32	$0.32	$—	—

Total net revenue increased $25.0 million to $365.4 million in the third quarter of 2010. Service revenue was $339.4 million, which accounted for 92.9% of total net revenue for the third quarter of 2010. The $23.1 million increase in service revenue was attributable to a $13.2 million increase in net revenue from our Laboratory Services segment and an increase of $10.4 million in our Clinical Development Services segment. The increase in net revenue from our Laboratory Services segment was primarily related to the BioDuro acquisition in late 2009. The increase in net revenue from our Clinical Development Services segment was related to higher authorizations and lower cancellations during the first nine months of 2010 compared to 2009. In the third quarter of 2009, we recognized $0.5 million of revenue in our Discovery Sciences segment, which we spun off in June 2010. Foreign revenue in 2010, converted at average third quarter 2009 exchange rates, would have resulted in net revenue being $4.1 million higher in our Clinical Development Services segment due to the strengthening of the U.S. dollar relative to the euro and pound sterling in the current quarter.

Total direct costs increased $15.4 million to $190.0 million in the third quarter of 2010. The increase was mainly attributable to a $13.2 million increase in personnel costs, a $1.9 million increase in reimbursable out-of-pocket expenses, a $1.9 million increase in supply costs related to our laboratories and a $1.4 million increase in contract labor and subcontractor costs. These costs were partially offset by a hedging gain of $1.9 million in the third quarter of 2010 compared to a hedging gain of $0.2 million in the third quarter of 2009. The increase in personnel costs was due to a $7.9 million increase in incentive compensation expense due to overall company performance and a $4.7 million increase in personnel costs due to the addition of approximately 900 new employees from our acquisitions. Only a portion of these new employee costs were classified as direct, with the balance classified as SG&A. The remainder of the increase in personnel costs was due to growth and expansion in our business.

R&D expenses decreased $0.5 million to $0.5 million in the third quarter of 2010. The decrease is due to the completion of our spin-off of the compound partnering business in June 2010.

SG&A expenses increased $9.3 million to $102.4 million in the third quarter of 2010. The increase in SG&A expenses was primarily related to a $7.8 million increase in personnel costs and a $1.0 million increase in non-billable travel and entertainment costs. The increase in personnel costs was due to a $3.3 million increase in incentive compensation expense due to overall company performance, a $2.9 million increase due to more personnel related to acquired entities and the remainder due to growth and expansion in our business.

Restructuring costs were $3.9 million for the third quarter of 2009. In July 2009, we reduced our workforce in North America by approximately 270 employees.

In October 2009, we committed to invest up to $102.7 million in Celtic Therapeutics Holdings, L.P. As of September 30, 2010, we had invested a total of $32.7 million of the aggregate commitment. We account for this investment under the equity method of accounting. For the three months ended September 30, 2010, we recognized a loss from equity investment of $4.6 million. The loss from equity method investment increased significantly in the third quarter due to additional spending by Celtic to advance their compounds. We expect our fourth quarter loss from Celtic to be down significantly. As of September 30, 2010, our investment balance in Celtic was $23.1 million.

Our provision for income taxes from continuing operations decreased $2.4 million to $15.1 million in the third quarter of 2010. Our effective income tax rate from continuing operations for the third quarter of 2010 was 28.5% compared to 24.2% for the third quarter of 2009. The increase in our effective tax rate was primarily due to an increase in pre-tax earnings for our U.S. operations at a higher effective tax rate.

The loss from discontinued operations, net of income taxes was $2.4 million in the third quarter of 2009. In May 2009, we completed the disposition of substantially all of the assets of Piedmont Research Center, LLC. Piedmont Research Center provided preclinical research services. In December 2009, we completed the disposition of our wholly owned subsidiary PPD Biomarker Discovery Sciences, LLC. PPD Biomarker Discovery Sciences provided biomarker discovery services and participant sample analysis. In May 2010, we discontinued the operations of our wholly owned subsidiary PPD Dermatology, Inc. due to unfavorable efficacy data associated with the MAG-131 program. As a result, these business units have been shown as discontinued operations for 2009 and 2010.

Net income increased $0.3 million to $38.0 million in the third quarter of 2010, an increase of 0.9% from $37.7 million in the third quarter of 2009.

Nine Months Ended September 30, 2009 versus Nine Months Ended September 30, 2010

The following table sets forth amounts from our consolidated condensed financial statements along with the dollar and percentage change for the nine months ended September 30, 2009 compared to the nine months ended September 30, 2010.

	Nine Months Ended September 30,		$ Inc (Dec)	% Inc (Dec)
(in thousands, except per share data)	2009	2010
Net revenue:
Service revenue	$987,140	$1,005,006	$17,866	1.8%
Reimbursed revenue	72,228	77,054	4,826	6.7

Total net revenue	1,059,368	1,082,060	22,692	2.1

Direct costs	545,803	564,948	19,145	3.5
Research and development expenses	3,264	15,253	11,989	367.3
Selling, general and administrative expenses	282,812	327,381	44,569	15.8
Depreciation and amortization	47,118	49,877	2,759	5.9
Restructuring costs	3,892	—	(3,892)	(100.0)

Operating income	176,479	124,601	(51,878)	(29.4)

Loss from equity method investment	—	(8,351)	(8,351)	(100.0)
Other income, net	2,103	4,899	2,796	133.0

Income from continuing operations before provision for income taxes	178,582	121,149	(57,433)	(32.2)
Provision for income taxes	51,897	41,303	(10,594)	(20.4)

Income from continuing operations	126,685	79,846	(46,839)	(37.0)
Income (loss) from discontinued operations, net of income taxes	13,618	(3,662)	(17,280)	(126.9)

Net income	$140,303	$76,184	$(64,119)	(45.7)

Income per diluted share from continuing operations	$1.07	$0.67	$(0.40)	(37.4)

Income (loss) per diluted share from discontinued operations	$0.11	$(0.03)	$(0.14)	(127.3)

Net income per diluted share	$1.18	$0.64	$(0.54)	(45.8)

Total net revenue increased $22.7 million to $1.1 billion in the first nine months of 2010. Service revenue was $1.0 billion, which accounted for 92.9% of total net revenue for the first nine months of 2010. The $17.9 million increase in service revenue was attributable to a $28.7 million increase in net revenue from our Laboratory Services segment, offset by a $13.1 million decrease in net revenue from our Clinical Development Services segment. The increase in net revenue from our Laboratory Services segment was primarily related to the BioDuro acquisition in late 2009. The decrease in Clinical Development Services segment was related to our high cancellation rate and low authorizations in 2009. For the first nine months of 2010 and 2009, we recognized revenue of $8.0 million and $5.8 million, respectively, in our Discovery Sciences segment, which we spun off in June 2010. Foreign revenue in 2010, converted at average 2009 exchange rates, would have resulted in net revenue being $3.5 million higher in our Clinical Development Services segment due to the strengthening of the U.S. dollar relative to the euro and pound sterling in the current period.

Total direct costs increased $19.1 million to $564.9 million in the first nine months of 2010. The increase was mainly attributable to a $15.6 million increase in personnel costs, a $5.6 million increase in supply costs related to our laboratories, a $3.1 million reduction in research credits recognized in the first nine months of 2010 and a $4.8 million increase in reimbursable out-of-pocket expenses. These costs were partially offset by a hedging gain of $4.3 million in the first nine months of 2010 compared to a hedging loss of $6.2 million in the first nine months of 2009. The increase in personnel costs was due to an $8.0 million increase in incentive compensation expense due to overall company performance and a $14.2 million increase in personnel costs due to the addition of approximately 900 new employees from our acquisitions. Only a portion of these new employee costs were classified as direct, with the balance classified as SG&A. These increases in personnel costs were partially offset by a shift in utilization.

R&D expenses increased $12.0 million to $15.3 million in the first nine months of 2010. The increase in R&D expense was primarily due to development costs associated with the two therapeutic compounds acquired from Janssen Pharmaceutica in November 2009 that were part of the Discovery Sciences segment. The majority of our R&D expenses were associated with our Discovery Sciences segment which was spun off in June 2010.

SG&A expenses increased $44.6 million to $327.4 million in the first nine months of 2010. The increase in SG&A expenses was primarily related to a $26.8 million increase in personnel costs, a $4.8 million increase in accounting and legal costs related primarily to our compound partnering spin-off, a $4.8 million increase in non-billable travel and training costs, a $3.1 million reduction in research credits recognized in the first nine months of 2010 compared to the same period in 2009, a $2.0 million increase in contract labor and subcontractor costs and a $1.2 million increase in recruitment and relocation, partially offset by a $1.3 million decrease in bad debt expense. The increase in personnel costs was due to a $2.6 million increase in incentive compensation expense due to overall company performance, a $8.5 million increase due to more personnel related to acquired entities and the remainder was due to a shift in utilization along with growth and expansion in our business.

Depreciation and amortization expense increased $2.8 million to $49.9 million in the first nine months of 2010. The increase relates to property and equipment we acquired over the past year to accommodate growth.

Restructuring costs were $3.9 million for the third quarter of 2009. In July 2009, we reduced our workforce in North America by approximately 270 employees.

In October 2009, we committed to invest up to $102.7 million in Celtic Therapeutics Holdings, L.P. As of September 30, 2010, we had invested a total of $32.7 million of the aggregate commitment. We account for this investment under the equity method of accounting. For the nine months ended September 30, 2010, we recognized a loss from equity investment of $8.4 million. As of September 30, 2010, our investment balance in Celtic was $23.1 million.

Other income, net increased $2.8 million to $4.9 million in the first nine months of 2010. Changes in exchange rates from the time we recognize revenue until the client pays resulted in a net loss of $0.1 million for the first nine months of 2010, down from a net loss of $3.1 million for the first nine months of 2009. The increase in other income, net was also due to a net change in gain on sale of investments of $2.3 million, partially offset by an impairment of investment of $0.8 million and a decrease in interest income of $1.3 million.

Our provision for income taxes from continuing operations decreased $10.6 million to $41.3 million in the first nine months of 2010. Our effective income tax rate from continuing operations for the first nine months of 2010 was 34.1% compared to 29.1% for the first nine months of 2009. The increase in our effective tax rate was primarily attributable to $3.8 million of tax expense in the first nine months of 2010 related to a valuation allowance for deferred tax assets for the compound partnering spin-off.

The loss from discontinued operations, net of income taxes was $3.7 million in the first nine months of 2010. In May 2009, we completed the disposition of substantially all of the assets of Piedmont Research Center, LLC. Piedmont Research Center provided preclinical research services. The gain from the sale of Piedmont Research Center of $19.5 million, net of provision for income taxes of $16.1 million was recognized in the first nine months of 2009. In December 2009, we completed the disposition of our wholly owned subsidiary PPD Biomarker Discovery Sciences, LLC. PPD Biomarker Discovery Sciences provided biomarker discovery services and participant sample analysis. In May 2010, we discontinued the operations of our wholly owned subsidiary PPD Dermatology, Inc. due to unfavorable efficacy data associated with the MAG-131 program. As a result, these business units have been shown as discontinued operations for 2009 and 2010.

Net income of $76.2 million in the first nine months of 2010 represents a decrease of 45.7% from $140.3 million in the first nine months of 2009. Net income per diluted share of $0.64 in the first nine months of 2010 represents a 45.8% decrease from $1.18 net income per diluted share in the first nine months of 2009. Net income per diluted share for the first nine months of 2009 included $5.0 million in milestone payments in connection with the regulatory approvals of Priligy in Finland and Sweden and a $19.5 million gain, net of tax, from the sale of Piedmont Research Center.

Liquidity and Capital Resources

As of September 30, 2010, we had $440.4 million of cash and cash equivalents and $90.0 million of short-term investments. We invest our cash and cash equivalents and short-term investments in bank deposits, financial instruments that are issued or guaranteed by the U.S. government and municipal debt obligations. Our expected primary cash needs are for capital expenditures, expansion of services, possible acquisitions, investments, geographic expansion, dividends, working capital and other general corporate purposes. We have historically funded our operations, dividends and growth, including acquisitions, primarily with cash flow from operations.

We held approximately $88.6 million and $82.6 million, net of unrealized losses, in auction rate securities at December 31, 2009 and September 30, 2010, respectively. Our portfolio of investments in auction rate securities consists principally of interests in government-guaranteed student loans, insured municipal debt obligations and municipal preferred auction rate securities. We classified our entire balance of auction rate securities as long-term investments as of September 30, 2010 due to continuing uncertainties about the liquidity of the auction rate securities market. We also recorded unrealized losses on these investments of $21.3 million and $18.5 million as of December 31, 2009 and September 30, 2010, respectively. We concluded that this impairment was temporary because of our ability and intent to hold the auction rate securities until the fair value recovers. We will continue to seek to liquidate these investments at par value and will review the classification and valuation of these securities on a quarterly basis.

In the first nine months of 2010, our operating activities provided $169.4 million in cash as compared to $137.1 million for the same period last year. The change in cash flow was due primarily to (1) lower net income in the first nine months of 2010 compared to the same period in 2009, (2) a $18.2 million increase in items relating to investing or financing activities, including a gain on sale of business of $19.5 million in the 2009 period, an increase in gain on sale of investment of $2.2 million, a net-of-tax loss from equity investment of $5.4 million and a $1.7 million increase in depreciation and amortization, partially offset by a $7.4 million decrease in deferred income taxes and (3) changes in operating cash receipts and payments totaling $78.2 million. The change in adjustments for accruals of expected future operating cash receipts and payments includes accounts receivable and unbilled services of $50.8 million, current income taxes of $39.9 million, prepaid expenses and investigator advances of $21.2 million, accounts payable and other accrued expenses and deferred rent of $5.6 million and other assets of $6.6 million. The change in adjustments to deferrals of past operating cash receipts and payments includes payables to investigators of ($19.3) million and unearned income of ($26.6) million. Fluctuations in receivables and unearned income occur on a regular basis as we perform services, achieve milestones or other billing criteria, send invoices to clients and collect outstanding accounts receivable. This activity varies by individual client and contract. We attempt to negotiate payment terms that provide for payment of services prior to or soon after the provision of services, but the levels of unbilled services and unearned revenue can vary significantly from quarter to quarter.

In the first nine months of 2010, our investing activities provided $5.5 million in cash. We used cash of $54.5 million to purchase investments, $41.3 million for capital expenditures, $7.2 million for acquisitions and $7.7 million for loan advances to Celtic Pharmaceutical Holdings L.P. as discussed below. These amounts were offset by maturity and sale of investments of $109.3 million, proceeds from the sale of investment of $3.3 million and additional proceeds from the sale of business of $3.5 million. Our capital expenditures in the first nine months of 2010 primarily consisted of $19.7 million for computer software and hardware, $10.9 million for various facility improvements and furnishings and $10.7 million for additional scientific equipment for our laboratory units.

In the first nine months of 2010, our financing activities used $141.8 million of cash. We contributed $100.0 million of cash and cash equivalents to Furiex in the compound partnering spin-off and paid $53.4 million of dividends to shareholders, which were partially offset by proceeds of $11.4 million from stock option exercises and purchases under our employee stock purchase plan.

The following table sets forth amounts from our consolidated condensed balance sheet affecting our working capital, along with the dollar amount of the change from December 31, 2009 to September 30, 2010.

(in thousands)	December 31, 2009	September 30, 2010	$ Inc (Dec)
Current assets:
Cash and cash equivalents	$408,903	$440,442	$31,539
Short-term investments	144,645	89,988	(54,657)
Accounts receivable and unbilled services, net	429,670	416,161	(13,509)
Income tax receivable	16,887	5,543	(11,344)
Investigator advances	13,980	15,231	1,251
Prepaid expenses	24,458	25,683	1,225
Deferred tax assets	26,068	25,870	(198)
Cash held in escrow	12,415	16,884	4,469
Other current assets	55,115	37,610	(17,505)

Total current assets	$1,132,141	$1,073,412	$(58,729)

Current liabilities:
Accounts payable	$34,005	$29,873	$(4,132)
Payables to investigators	54,428	53,564	(864)
Accrued income taxes	4,043	3,307	(736)
Other accrued expenses	200,720	209,725	9,005
Unearned income	297,844	291,686	(6,158)

Total current liabilities	$591,040	$588,155	$(2,885)

Working capital	$541,101	$485,257	$(55,844)

Working capital as of September 30, 2010 was $485.3 million, compared to $541.1 million at December 31, 2009. The decrease in working capital was due primarily to a decrease in short-term investments, other current assets and accounts receivable and unbilled services, net partially offset by an increase in cash and cash equivalents.

For the nine months ended September 30, 2010, DSO was 23 days compared to 31 days for the year ended December 31, 2009. We calculate DSO by dividing accounts receivable and unbilled services less unearned income by average daily gross revenue for the applicable period. We expect DSO will continue to fluctuate in the future depending on contract terms, the mix of contracts performed within a quarter, the levels of investigator advances and unearned income, and our success in collecting receivables.

Our $25.0 million revolving credit facility with Bank of America, N.A. expired on June 30, 2010 and we elected not to renew it.

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

In 2008, we announced that our board of directors approved a stock repurchase program authorizing us to repurchase up to $350.0 million of our common stock from time to time in the open market. As of September 30, 2010, $260.7 million remained available for share repurchases under the stock repurchase program. Although we do not presently intend to repurchase additional shares in the near term under our existing repurchase program, if we do, we expect to finance any such potential stock repurchases from existing cash and cash flows from operations.

In October 2009, we committed to invest up to $102.7 million in Celtic Therapeutics Holdings L.P. Celtic is an investment partnership organized for the purpose of identifying, acquiring and investing in a diversified portfolio of novel therapeutic product candidates, with a focus on mid-stage compounds that have progressed through human proof of concept studies that are targeted to address unmet medical needs. As of September 30, 2010, we had invested a total of $32.7 million of the aggregate commitment and had an investment balance of $23.1 million, which includes cumulative investment losses to date. We expect to invest the remainder of our commitment over a period of four years.

In 2010, we entered into a non-revolving line of credit agreement to loan Celtic Pharma Development Services Bermuda Ltd., a subsidiary of Celtic Pharmaceutical Holdings L.P., up to $18.0 million to finance trade payables in connection with a specified drug candidate. Celtic Pharma Development Services Bermuda Ltd. has appointed us to conduct certain clinical studies on the specified drug candidate. Principal and interest are due and payable no later than June 30, 2013 and are secured by a guarantee of an affiliate of the borrower. As of September 30, 2010, we had advanced $7.7 million to the borrower.

As of September 30, 2010, we had commitments to invest up to an aggregate additional $11.9 million in four venture capital funds and $2.1 million in other investments. For further details, see Note 3 in the notes to the consolidated condensed financial statements.

As of September 30, 2010, our total gross unrecognized tax benefits were $26.1 million, of which $15.0 million, if recognized, would reduce our effective tax rate. We believe that it is reasonably possible that the total amount of unrecognized tax benefits could decrease up to $2.4 million within the next twelve months due to the settlement of audits and the expiration of statutes of limitations.

Our policy for recording interest and penalties associated with tax audits is to record them as a component of provision for income taxes. For the first nine months ended September 30, 2010, we recognized $0.5 million and $32,000, respectively, of interest and penalties as a reduction in expense on our statement of income, which includes releases related to the lapse of tax statutes of limitations in the period. As of September 30, 2010, we accrued $5.0 million of interest and $1.0 million of penalties with respect to uncertain tax positions. To the extent these interest and penalties are not assessed, we will reduce amounts accrued and reflect them as a reduction of the overall income tax provision.

Under most of our agreements for services, we typically agree to indemnify and defend the sponsor against third-party claims based on our negligence or willful misconduct. Any successful claims could have a material adverse effect on our financial statements.

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

Off-Balance Sheet Arrangements

From time to time, we cause letters of credit to be issued to provide credit support for guarantees, contractual commitments and insurance policies. The fair values of the letters of credit reflect the amount of the underlying obligation and are subject to fees competitively determined in the marketplace. As of September 30, 2010, we had four letters of credit outstanding for a total of $1.8 million. We have no other off-balance sheet arrangements except for operating leases entered into during the normal course of business.

Contractual Obligations

There have been no significant changes to the Contractual Obligation table included in our Annual Report on Form 10-K for the year ended December 31, 2009.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America, or GAAP, requires management to make estimates and assumptions that affect reported amounts and related disclosures. We have discussed those estimates that we believe are critical and require the use of complex judgment in their application in our 2009 Annual Report on Form 10-K. There were no material changes to our critical accounting policies and estimates in the first nine months of 2010. For detailed information on our critical accounting policies and estimates, see our Annual Report on Form 10-K for the year ended December 31, 2009.

Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board, or FASB, issued a new accounting standard modifying how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. This standard clarifies that the determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. This standard requires an ongoing reassessment of whether a company is the primary beneficiary of a variable interest entity and requires additional disclosures about a company’s involvement in variable interest entities and any significant changes in risk exposure due to that involvement. This standard was effective January 1, 2010. The adoption of this standard had no impact on our consolidated financial statements.

In October 2009, the FASB issued a new accounting standard related to the accounting for revenue arrangements with multiple deliverables. This standard applies to all deliverables in contractual arrangements in all industries in which a vendor will perform multiple revenue-generating activities. This standard also addresses the unit of accounting for arrangement involving multiple deliverables and how arrangement consideration should be allocated. This standard will be effective for fiscal years beginning on or after June 15, 2010. We do not expect the adoption of this standard to have a material impact on our consolidated financial statements.

In March 2010, the Emerging Issues Task Force of the FASB issued a new standard, the objective of which is to establish a revenue recognition model for contingent consideration that is payable upon the achievement of an uncertain future event, referred to as a milestone. This consensus will apply to milestones in single or multiple-deliverable arrangements involving research and development transactions, and will be effective for fiscal years (and interim periods within those fiscal years) beginning on or after June 15, 2010. We do not expect the adoption of this standard to have a material impact on our consolidated financial statements.

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

Potential Liability and Insurance

Drug development services involve the testing of potential drug candidates on human volunteers pursuant to a study protocol. This testing exposes us to the risk of liability for personal injury or death to volunteers and participants resulting from, among other things, possible unforeseen adverse side effects or improper administration of the study drug or use of the drug following regulatory approval. We attempt to manage our risk of liability for personal injury or death to volunteers and participants from administration of study products through standard operating procedures, patient informed consent, contractual indemnification provisions with clients and insurance. We monitor clinical trials in compliance with government regulations and guidelines. We have established global standard operating procedures intended to satisfy regulatory requirements in all countries in which we have operations and to serve as a tool for controlling and enhancing the quality of clinical drug development and laboratory services. The contractual indemnifications generally do not protect us against our own actions, such as gross negligence. We currently maintain professional liability insurance coverage with limits we believe are adequate and appropriate.

Potential Volatility of Quarterly Operating Results and Stock Price

Our quarterly and annual operating results have fluctuated in the past, and we expect that they will continue to fluctuate in the future. Factors that could cause these fluctuations to occur include:

•	the timing and level of new business authorizations;

•	the timing of the initiation, progress or cancellation of significant projects;

•	our dependence on a small number of industries and clients;

•	our ability to properly manage our growth or contraction in our business;

•	the timing and amount of costs associated with integrating acquisitions;

•	our ability to recruit and retain experienced personnel;

•	the timing and extent of new government regulations;

•	impairment of investments or intangible assets;

•	variability of equity method investments;

•	litigation costs;

•	the timing of the opening of new offices;

•	the timing of other internal expansion costs;

•	exchange rate fluctuations between periods;

•	the mix of products and services sold in a particular period;

•	pricing pressure in the market for our services;

•	rapid technological change;

•	the timing and amount of start-up costs incurred in connection with the introduction of new products and services; and

•	intellectual property risks.

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

Fluctuations in quarterly results, actual or anticipated changes in our dividend policy or stock repurchase plan or other factors, including general economic and financial market conditions, could affect the market price of our common stock. These factors include ones beyond our control, such as changes in revenue and earnings estimates by analysts, market conditions in our industry, disclosures by product development partners and actions by regulatory authorities with respect to potential drug candidates, changes in pharmaceutical, biotechnology and medical device industries and the government sponsored clinical research sector, and general economic conditions. Any effect on our common stock could be unrelated to our longer-term operating performance. For further details, see “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

We are exposed to foreign currency risk by virtue of our international operations. We derived 40.9% and 42.6% of our net revenue for the three months ended September 30, 2009 and 2010, respectively, from operations outside the United States. We generally reinvest funds generated by each subsidiary in the country where they are earned. Accordingly, we are exposed to adverse movements in foreign currencies, predominately in the pound sterling, euro and Brazilian real.

The vast majority of our contracts are entered into by our U.S., U.K. or Singapore subsidiaries. The contracts entered into by the U.S. subsidiaries are almost always denominated in U.S. dollars. Contracts entered into by our U.K. and Singapore subsidiaries are generally denominated in U.S. dollars, pounds sterling or euros, with the majority in U.S. dollars. Although an increase in exchange rates for the pound sterling or euro relative to the U.S. dollar increases net revenue from contracts denominated in these currencies, income from operations is negatively affected due to an increase in operating expenses that occurs when we convert our expenses from local currencies into the U.S. dollar equivalent.

We also have currency risk resulting from the passage of time between the recognition of revenue, the invoicing of clients under contracts and the collection of client payments against those invoices. If a contract is denominated in a currency other than the subsidiary's local currency, we recognize an unbilled receivable at the time of revenue recognition and a receivable at the time of invoicing for the local currency equivalent of the foreign currency invoice amount. Changes in exchange rates from the time we recognize revenue until the client pays will result in our receiving either more or less in local currency than the amount that was originally invoiced. We recognize this difference as a foreign currency transaction gain or loss, as applicable, and report it in other income, net.

Our strategy for managing foreign currency risk relies primarily on receiving payment in the same currency used to pay expenses and other non-derivative hedging strategies. From time to time, we also enter into foreign currency hedging activities in an effort to manage our potential foreign exchange exposure. If the U.S. dollar had weakened an additional 10% relative to the pound sterling, euro and Brazilian real in the third quarter of 2010, income from continuing operations, including the impact of hedging, would have been approximately $0.1 million higher for the quarter based on revenues and the costs related to our foreign operations. From time to time, we also enter into foreign currency hedging activities in an effort to manage our potential foreign exchange exposure. We have hedged a significant portion of our foreign currency exposure for the remainder of 2010.

Changes in exchange rates between the applicable foreign currency and the U.S. dollar will affect the translation of foreign subsidiaries' financial results into U.S. dollars for purposes of reporting our consolidated condensed financial results. The process by which we translate each foreign subsidiary's financial results to U.S. dollars is as follows:

•	we translate statement of income accounts at average exchange rates for the period;

•	we translate balance sheet assets and liability accounts at end of period exchange rates; and

•	we translate equity accounts at historical exchange rates.

Translation of the balance sheet in this manner affects shareholders' equity through the cumulative translation adjustment account. This account exists only in the foreign subsidiary's U.S. dollar balance sheet and is necessary to keep the foreign balance sheet, stated in U.S. dollars, in balance. We report translation adjustments with accumulated other comprehensive income (loss) as a separate component of shareholders' equity. To date, cumulative translation adjustments have not been material to our consolidated condensed financial position. However, future translation adjustments could materially and adversely affect us.

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

We are exposed to changes in interest rates on our cash, cash equivalents and investments and amounts outstanding under notes payable and lines of credit. We invest our cash and investments in financial instruments with interest rates based on market conditions. If the interest rates on cash, cash equivalents and investments decreased by 10%, our interest income would have decreased by approximately $0.1 million in the third quarter of 2010.

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

Internal Control Over Financial Reporting

No change to our internal control over financial reporting occurred during the third quarter of 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

Item 6.	Exhibits

(a)	Exhibits

10.276	Fourth Amendment dated September 3, 2010 to Lease Agreement, dated July 1, 2001, by and between Brandywine Grande C, L.P., and PPD Development, LP.

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 – Chief Executive Officer

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 – Chief Financial Officer

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

Date: November 5, 2010