Form 10-K
period 2010-12-31
PHARMACEUTICAL PRODUCT DEVELOPMENT INC
filed 2011-02-25
CIK 1003124

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes  ☐    No  ☒

The aggregate market value of the common stock held by non-affiliates of the registrant was approximately $2.7 billion as of June 30, 2010, based on the closing price of the Common Stock on that date on the Nasdaq Global Select Market. Shares of common stock held by each executive officer and director and by each person who owns 10% or more of the outstanding common stock have been excluded in that such person might be deemed to be an affiliate. This determination of affiliate status might not be conclusive for other purposes.

As of February 15, 2011, there were 115,201,466 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The Company’s definitive Proxy Statement for its 2011 Annual Meeting of Stockholders (certain parts, as indicated in Part III).

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

Overview

We are a leading global contract research organization providing drug discovery, development and lifecycle management services. Our clients and partners include pharmaceutical, biotechnology, medical device, academic, non-profit and government organizations. We apply innovative technologies, therapeutic expertise and a commitment to quality to help clients and partners accelerate the development of safe and effective therapeutics and maximize the returns on their research and development investments.

We have been in the drug development business for more than 25 years. Our development services include preclinical drug discovery services, programs, Phase I through Phase IV clinical development services and post-approval services, as well as bioanalytical, cGMP, global central laboratory and vaccines and biologics laboratory services. We have extensive clinical trial experience, including regional, national and global studies across a wide spectrum of therapeutic areas and in over 100 countries, spanning six continents. In addition, for marketed drugs, biologics and devices, we offer support such as medical information, patient compliance programs, patient and disease registry programs, product safety and pharmacovigilance, standard response document development, observational studies, Phase IV monitored studies and prescription-to-over-the-counter, or Rx to OTC, programs. Our services offer our clients a way to identify and develop drug candidates more quickly and cost-effectively.

With 86 offices in 43 countries and more than 11,000 employees worldwide, our global infrastructure enables us to accommodate the multinational drug development needs of our clients. We have provided services to 49 of the top 50 pharmaceutical companies in the world as ranked by 2009 healthcare research and development spending. We also work with leading biotechnology companies and government organizations that sponsor clinical research. We are one of the world’s largest providers of drug development services based on 2010 annual net revenue generated from contract research organizations.

Founded upon principles of excellence and passion, PPD shares its clients’ focus on delivering life-changing therapies to help people live healthier lives. We are committed to bringing scientific and clinical expertise, quality and speed to every drug discovery and development program to help our clients develop safe and effective products.

Industry Overview

Drug discovery and development is the process of creating drugs for the treatment of human disease. The drug discovery process aims to identify potential drug candidates, while the drug development process involves the testing of these drug candidates in animals and humans to meet regulatory requirements. Discovering and developing new drugs is an extremely expensive, complex, high-risk and time-consuming process. Multiple industry sources estimate the fully capitalized cost of developing and commercializing a new pharmaceutical product ranges from $800 million to over $1 billion. In addition, it generally takes between 10 and 15 years to develop a new prescription drug and obtain approval to market it in the United States.

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

Over the past 25 years, technological advances, as well as the emergence of the biotechnology industry, have dramatically changed the drug discovery process. New and improved technologies have evolved such as ultra high-throughput screening, new in vitro and in vivo preclinical profiling techniques and the gene-based drug research commonly referred to as genomics. The objective of these innovations is to find more drug targets and to screen chemical compounds against targets much more quickly, with literally millions of compounds possible. This process is expected to produce many more molecules having the ability to affect biological activity. These molecules then need to be tested quickly and economically to determine their viability as potentially safe and effective drug candidates.

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

•

Phase II trials involve testing a small number of volunteer participants, typically 100 to 200 people, who suffer from the targeted disease or condition, to determine the drug’s effectiveness and how different doses work. This phase lasts an average of one to two years.

•

Phase III trials involve testing large numbers of participants, typically several hundred to several thousand people, to verify efficacy on a large scale, as well as long-term safety. These trials involve numerous sites and generally last two to three years.

After the successful completion of all clinical phases, a company submits to the FDA a new drug application, or NDA, for a drug, or a biologic license application, or BLA, for a biologic, requesting that the product be approved for marketing. The NDA/BLA is a comprehensive, multivolume filing that includes, among other things, the results of all preclinical and clinical studies, information about how the product will be manufactured and tested, additional stability data and proposed labeling. Manufacturing and quality control procedures must conform to rigorous standards in order to receive FDA approval and the validation of these procedures is a costly endeavor. The FDA’s review can last from several months to several years, with the median approval time historically lasting approximately 13 months, although review times appear to have increased in recent years. Drugs that successfully complete this review may be marketed in the United States. As a condition to its approval of a drug, the FDA may require post-approval clinical trials following receipt of approval in order to monitor long-term risks and benefits, to study different dosage levels or to evaluate different safety and efficacy parameters in target populations. In recent years, the FDA has increased its reliance on these trials, and with the passage of the Food and Drug Administration Amendments Act, or FDA Act, in late 2007, the FDA is likely to require sponsors to run more post-approval trials in the future.

Trends Affecting the Drug Discovery and Development Industry

The drug discovery and development services industry has been and will continue to be affected by, among others, the following trends:

Rapid Technological Change and Increased Data. Scientific and technological advancements are rapidly changing the drug discovery and development processes, requiring industry participants to make significant investments to keep pace with competition. The technology to understand gene function, known as functional genomics, is dramatically increasing the number of identified potential drug targets within the human body. Pharmaceuticals on the market today target approximately 500 human gene products. With an estimated 20,000 to 25,000 human protein-coding genes, an enormous number of targets for therapeutic intervention remain untapped. The number of targets increases the need for companies to use state-of-the-art technologies to effectively validate and optimize promising targets and lead candidates. These evolving technologies and the expertise to manage them are costly and involve significant investments in expertise, capital, intellectual property and sophisticated instrumentation. Thus, drug development service firms that have the capability and expertise required to provide early-stage research and development services offer the potential to offset some of these investments and reduce the financial risk of drug discovery efforts.

Changes in the Regulatory Environment. The drug discovery and development process is heavily regulated by the FDA and its Center for Drug Evaluation and Research. Recent product safety concerns, increases in drug and general healthcare costs and the emergence of importation issues have placed the FDA and other regulatory agencies under increased scrutiny. The war on terror, the risk of global vaccine shortages and the threat of new potential pandemics have elevated the FDA’s focus on research in the areas of bioterrorism and vaccine development. As a result of these and other events, drug safety, cost and availability are under intense monitoring and review by Congress, the FDA and other government agencies. In 2007, primarily in response to the FDA’s handling of postmarket data and recent drug safety concerns, the FDA Act was signed into law. In addition to reauthorizing and amending various provisions that were scheduled to expire, this Act provided the FDA with new regulatory authority to require drug sponsors to run post-approval studies and clinical trials and develop and implement risk evaluation and mitigation strategies. It is also likely that additional legislation will be passed that will impact the FDA and drug development and approval process in the United States. The FDA Act, continued drug safety issues and future legislation could have a lasting and pronounced impact on the drug discovery and development industry.

Government-Sponsored Drug Research and Development. Government agencies continue to be a significant source of funding for new drug and vaccine research and development. The total budget of the National Institutes of Health, or NIH, for fiscal year 2011 is approximately $32.3 billion, including significant appropriations for drug research and development initiatives in the areas of cancer, vaccines, AIDS and chronic diseases such as diabetes. The total budget request for fiscal year 2011 for the CDC, or Center of Disease Control, dedicates several billion dollars for infectious diseases, pandemic flu and vaccines for children. As a result, drug research and development service providers and contractors, including CROs, should continue to benefit from government-sponsored research and development initiatives.

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

Globalization of Clinical Trials. Clinical trials have become increasingly global as sponsors seek to accelerate patient recruitment, broaden access to trained investigators, reduce costs and gain access to new sources of market expertise. Moreover, pharmaceutical and biotechnology companies are increasingly seeking to file drug registration packages in multiple countries to expand drug product markets. More clinical study work is being conducted in Asia, Eastern Europe, and Latin America, as well as other geographic regions. The clinical studies to support these registration packages frequently include a combination of multinational and domestic trials. This trend puts an emphasis on global experience and coordination throughout the development process, including the collection, analysis, integration and reporting of clinical trial data.

Cost Pressures of Introducing New Drugs. Market forces, healthcare reform and other governmental initiatives place significant pressures on pharmaceutical and biotechnology companies to reduce drug prices. In addition, increased competition as a result of patent expiration, market acceptance of generic drugs, and governmental and privately managed care organization efforts to reduce healthcare costs have added to drug pricing pressures. The industry is responding by consolidating, streamlining operations, decentralizing internal discovery and development processes, and minimizing fixed costs. In addition, increased pressures to differentiate products and justify drug pricing are resulting in an increased focus on healthcare economics, safety monitoring and commercialization services. Moreover, pharmaceutical and biotechnology companies are attempting to increase the speed and efficiency of internal new drug discovery and development processes.

PPD’s Solution

We address the needs of the pharmaceutical, biotechnology industries, as well as academic, non-profit and government organizations, for drug discovery and development by providing integrated services to help our clients maximize the return on their research and development investments. Our application of innovative technologies, therapeutic expertise and commitment to quality throughout the drug discovery and development process offers our clients a way to identify and develop successful drugs and devices more quickly and cost-effectively. We have obtained significant drug development expertise from more than 25 years of operation. Finally, with global infrastructure and expertise in key regions throughout the world, we are able to accommodate the multinational development needs of our clients.

Our Strategy

Our corporate mission is to help clients maximize the return on their R&D investments and accelerate the development of safe and effective therapeutics to patients. The key parts of our strategy to accomplish this mission include the following:

•

Build our core competencies. We are an established company led by professionals with significant drug development and post-approval experience helping bring successful products to market throughout the world and continuing to support those products after market. This experience and expertise constitute our core operational strengths. Our performance in development services has made us one of the largest providers of those services globally. We are continually building our competencies by seeking to hire top professionals in key markets around the world.

•

Provide a broad range of integrated drug discovery and development services and products. We offer a broad range of integrated services that are designed to address our clients’ needs from the preclinical through post-approval phase. By integrating extensive drug discovery and development services across our clients’ product life cycles, we can more effectively serve existing clients and attract new clients. We believe that our range of drug discovery and development services is one of the most extensive available within a single company.

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

Our Services

We provide services designed to increase efficiency, reduce time and save costs through our global infrastructure, integrated R&D technologies experience, and client-focused communications. We operate in two segments: Clinical Development Services and Laboratory Services. See Note 16 in the notes to consolidated financial statements for segment information regarding net revenue and operating income (loss).

Our Clinical Development Services Segment

We have designed our various global services to be flexible and integrated in order to assist our clients in optimizing their R&D spending through the clinical stages of the development process. We provide a broad range of clinical development services to meet clients’ needs.

Global Product Development Services. We specialize in developing integrated product development strategies that provide companies with interdisciplinary preclinical; chemistry, manufacturing and controls, or CMC; medical; and regulatory road maps for the development of their products through global marketing approvals and the post-marketing life-cycle. Our experienced physicians and scientists supplement our clients’ program teams to develop and execute an integrated product development plan designed to speed the product to market with reduced risk. Our awareness of the biopharmaceutical industry’s early-stage program needs allows for rapid initiation of the development planning from preclinical testing into the clinic. Our global footprint allows us to provide high quality development services to achieve development goals that meet our clients’ expectations.

Phases II-IV Clinical Trial Management. The core of our clinical development business is a comprehensive package of services for Phases II-IV clinical trials which allows us to offer our clients an integrated package of clinical management services. We have significant clinical trials experience in the following areas:

General Areas of Expertise	Specific Areas of Expertise
Analgesia	Acute and chronic pain, cancer break-through pain

Cardiovascular	Hypertension, angina pectoris, stroke, peripheral arterial disease, congestive heart failure, atrial fibrillation, acute coronary syndrome, thromboembolic disorders

Central nervous system	Schizophrenia, depression, epilepsy, chronic pain, anxiety, panic disorders, insomnia, multiple sclerosis, Alzheimer’s disease, Parkinson’s disease, acute pain, neuropathic pain, mood disorders, anxiety, attention-deficit hyperactivity disorder, psychotic disorders, substance abuse disorders

Critical care	Sepsis, acute respiratory distress syndrome, trauma

Dermatology	Wound healing, acne, hair loss, psoriasis

Gastroenterology	Duodenal ulcer, gastric ulcer, gastro-esophageal reflux disease, H.pylori, nonsteroidal anti-inflammatory drug-induced ulcers, inflammatory bowel disease, irritable bowel syndrome

Genitourinary	Incontinence, sexual dysfunction, overactive bladder

Hematology	Leukemia, hemophilia, lymphoma, myeloma, anemia

HIV/AIDS	Primary disease, treatment/prophylaxis of opportunistic infections

Infectious diseases	Clostridium difficile, bacteremia, community-acquired pneumonia, resistant pathogens, complicated skin and skin structure infection, sepsis, human papilloma virus, herpes simplex, chronic hepatitis B, chronic hepatitis C, genital herpes, respiratory syncytial virus, influenza, vaccines

Metabolic/endocrine	Diabetes (both Type 1 and Type 2), growth hormone, hyperlipidemia

Oncology	Genitourinary, gastrointestinal, thoracic, hematologic, supportive, breast/gynecological and other cancers

Pulmonary/allergy	Asthma, allergic rhinitis, chronic sinusitis, neonatal RSV treatment, prophylaxis

Rheumatology/immunology	Rheumatoid arthritis, osteoarthritis, lupus, gout, psoriasis

Urology	Sexual dysfunction, urinary incontinence, overactive bladder

Women’s health	Osteoporosis, hormone replacement therapy

We provide our clients with one or more of the following Phase II-IV clinical trial management services:

Study Protocol and Case Report Form Design. The protocol defines the medical issue the study seeks to examine and the statistical methods that will be used. Accordingly, the protocol specifies, for example, the frequency and type of laboratory and clinical measures that are to be tracked and analyzed, the number of participants required to produce a statistically valid result, the period of time over which they must be tracked, and the frequency and dosage of drug administration. To be successful and for the product to make it to market, the protocol must fulfill requirements of regulatory authorities. Once the study protocol has been finalized, the case report form, or CRF, must be developed. The CRF is the critical document for investigative sites to record the necessary clinical data as dictated by the study protocol. If necessary, the protocol and CRF change at different stages of a trial. A CRF for one participant in a given study might consist of 100 or more pages. We serve our clients in the critical area of study design by applying our experience in the preparation of study protocols and CRFs and providing the associated study-specific training. More recently, the industry has shifted towards electronic data capture, or EDC. In this case, the paper-based CFR is replaced by custom data capture screens that enable real-time data entry and facilitate remote monitoring by our clinical team. We believe we are an industry leader in EDC and provide a variety of EDC solutions for the majority of our customers.

Clinical Trial Feasibility Assessment. We offer comprehensive feasibility assessment for clinical trials and programs to assist with refinement of study design, operational planning and preliminary site identification. We use a variety of data sources during feasibility assessment, including our own experience in the indication, information collected from medical literature and information from global investigator surveys. To facilitate investigator survey conduct globally, we have created the eFeasibility system, which allows investigators to receive relevant study information and provide feedback in a secure online environment without having to provide repetitive information that is unlikely to change over time. We also supplement our own data with commercially available information on clinical trial experience and current patterns of care for the condition. The result of this evaluation is a complete picture of the planned trial or program, including how it fits into the current therapeutic landscape, the competitive trial environment, optimal choice of sites and countries, potential regulatory hurdles and enrollment projections.

Site and Investigator Recruitment. Independent physicians, referred to as investigators, administer the compound under investigation to participants at hospitals, clinics or other locations, referred to as sites. A significant portion of a trial’s success depends on the identification and recruitment of experienced investigators with an adequate base of participants who satisfy the requirements of the study protocol. We recruit these investigators to participate in clinical trials and have access to a database of over 40,000 investigators who have conducted clinical trials for us in the past. In addition to this database, we license a commercial investigator database, supplementing our internal resources to provide qualified investigators for clinical trials in any therapeutic area. We also work closely with clients to identify additional investigative sites with a proven record in managing and overseeing clinical studies. We are continually looking for new investigative sites around the world that have the ability to recruit patients in the therapeutic area of the trial, to comply with GCPs, or good clinical practices, and GPPs, or good pharmacoepidemiology practices, and to meet our expectations for data quality and ethical trial conduct.

Patient Enrollment. The investigators, with our assistance, find and enroll patients suitable for the study. The speed with which trials can be completed is significantly affected by the rate at which patients are enrolled. Prospective patients are required to review information about the drug or device and its possible side effects, and sign an informed consent form to record their knowledge and acceptance of potential side effects. Patients also undergo a medical examination to determine whether they meet the requirements of the study protocol. Those who qualify and agree to participate are then randomized to study treatment as specified by the study protocol, or they might be studied naturalistically according to the approved label in post-marketing studies. Participants undergo follow-up examination by the investigator as specified by the study protocol. We supplement investigator enrollment for studies with comprehensive patient recruitment services. These services consist of site and patient-facing information to increase awareness of trials that we are conducting on behalf of our sponsors. Examples of these services include development of study branding and materials to promote awareness of the trial at sites, creation of aids such as flip charts and videos to assist in the informed consent process, patient resource guides, referral outreach, advertising through traditional media (newspaper, radio, television) and the development of study websites with internet and social media network advertising.

Interactive Voice and/or Web Response Systems. We provide computer-automated systems to conduct various real-time interactive transactions within clinical trials. Investigators, site personnel and study participants may contact the interactive system via phone or internet and have access to role-specific functionality based on their unique, password-secured identity. The transactional functionality of our interactive systems includes any combination of the following: participant screening; randomization; study treatment assignment; study supplies management; study visit scheduling; participant diary data collection; emergency study treatment unmasking; and study participant status updating. We can also include additional protocol-specific functionality. The interactive systems also provide frequently-updated reports. These reports provide important real-time status information for clinical monitoring and project management staff, as well as our clients. Our support services for these interactive systems include 24/7/365 access to support assistance for callers, and high-reliability, high-availability management of the computer, web-hosting and telephone equipment for the systems.

Global Clinical Supplies. We provide global clinical supply management services for study treatments (drugs, biologics or devices) being evaluated within clinical trials. These services include inventory planning and management, regional warehouse depot storage in various locations around the world, management of third-party primary packaging and labeling, product re-labeling, total investigative product accountability, purchase of ancillary and commercially available products, import/export coordination and management of product return and destruction. We operate a full-service import, storage and distribution depot in each of the following locations: Kiev, Ukraine; Moscow, Russia; Johannesburg, South Africa; Sao Paulo, Brazil; Athlone, Ireland; and scheduled to open in 2011, Beijing, China.

Study Monitoring and Data Capture. As they examine participants and conduct tests in accordance with the study protocol, investigators record data on CRFs or enter data into an EDC system. Specially trained persons known as monitors visit sites regularly to ensure that CRFs are completed correctly and to verify that the study has been conducted in compliance with the protocol and GCP. We offer data capture technologies that can significantly enhance both the quality and timeliness of clinical data collection while achieving real time data assessment of trial progress. Our study monitoring and data collection and cleaning services are designed to comply with the safety reporting guidelines of the FDA and other relevant regulatory agencies, as well as provide timely reviews for independent data monitoring safety committees. With significant experience conducting large global clinical trials, we have monitored thousands of clinical trials, including many large international trials with hundreds of sites and thousands of participants per trial. Our project management services are key to providing leadership and direction, across our global team, utilizing systems and processes to assure quality, effective delivery and accuracy throughout the project. Our global risk management process addresses potential obstacles, provides strategic intervention solutions and determines escalation pathways for further discussion, if needed.

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

Data Management and Biostatistical Analysis. We provide clients with design input for product development plans, protocol design, CRF design and database development. In addition, we have in-depth experience building data capture systems and our database structures comply with established industry standards and government regulations. Our experienced data management staff works with monitors and sites to clean the CRF data in real time. We prepare statistical planning and analysis summaries for interim and final analyses, data safety monitoring committees, endpoint adjudication committees and regulatory submissions, including NDAs, BLAs and premarket approval applications, or PMAs. We deliver real-time analysis presentations to clients seeking to have frequent review of their data through the life of their projects. We have supported clients in integrated data for submissions as well as full delivery of regulatory-compliant data files.

Our biostatistics technology infrastructure allows us to streamline processes and enable true global integration of our staff, services and solutions, ensuring future compliance and scalable operations. Our statistical science services streamlines and improves the development of investigative drugs through the implementation of innovative and advanced statistical methodology in clinical trials. Our clients rely on our statistical scientists to plan and perform the highly technical, specialized statistical methods that can be required to submit drug marketing applications to regulatory agencies, publish manuscripts in medical and statistical journals, complete post-marketing clinical trials and observational studies, and evaluate medical treatments on behalf of government agencies.

Global Regulatory and Medical Writing Services. We provide comprehensive global regulatory strategic planning and consulting services for product development from preclinical phase through post approval life cycle optimization and management for all product platforms including drugs, biologics, vaccines, devices and generics. These services include preclinical, chemistry, manufacturing and controls, or CMC, regulatory agency liaison and facilitation of client meetings with regulatory authorities, and product development strategy through all phases and clinical protocol considerations, all enhanced with strategic regulatory intelligence. With multinational global clinical trials, we plan, capture and track the critical regulatory agency activities, milestones and timelines through an electronic tool, RESULT, which offers added efficiency and precision. These services are complemented by full medical writing services, including clinical study report writing, protocol development, application authoring, program management and other regulatory services designed to reduce overall development time. We have full service electronic publishing and submissions outfit for regulatory dossiers and reports with extensive experience in the preparation, assembly, publication and submission of dossiers such as clinical trial and marketing applications and reports to regulatory agencies.

In addition, our global operations enable effective navigation of regulatory agencies with strong relationships with boards of health and up-to-date knowledge of the dynamic and evolving regulatory landscape worldwide. We capture this extensive regulatory intelligence in a database from which strategic information is derived to augment clinical trials and enhance accuracy and value of services delivered to clients to enable successful outcomes.

Our preclinical experts integrate pharmacology, metabolism, pharmacokinetic and toxicology expertise to provide preclinical program design and project management services. We provide a broad range of preclinical services including:

•	preclinical program design;

•	toxicology consulting; and

•	technical writing and regulatory submissions.

To support the clinical development program, we write the toxicology study protocols; identify qualified GLP testing facilities; manage the placement and conduct of studies; and prepare and review pharmacology, toxicology, absorption and metabolism data for regulatory submissions.

Our technical writers, alongside our toxicologists, prepare pharmacology and toxicology summaries for regulatory submissions. They also work with regulatory authorities to develop preclinical plans. We offer a full range of regulatory support services, including document preparation, review and submission for all preclinical regulatory filings required by regulatory agencies, and facilitation of meetings with regulatory agencies to ensure successful outcomes.

Safety/Pharmacovigilance. We provide comprehensive pharmacovigilance services to the pharmaceutical, biotechnology and medical device industry. In addition to full safety case processing, data entry and analysis, we offer full medical support, data safety and endpoint committee coordination, endpoint dossier preparation and product complaint management. Our global medical staff provides ongoing support to all of the clinical development functions. Our global reach enables us to offer services such as Senior Medical Officer support for Health Canada and expedited safety report submissions in the Americas, Europe and Asia Pacific region.

Post-Approval Services. We provide custom-designed post-approval services for pharmaceutical and biotechnology clients. The portfolio of services we offer in this area can be divided into two distinct segments: Late Phase Services, which includes Phase IIIb/IV studies, observational studies and registries, database studies, epidemiology, health economics and reimbursement planning, health outcomes, and risk evaluation and mitigation strategies, or REMS; and Pharmacovigilance and Medical Communications Services, which includes pharmacovigilance, adverse event reporting, literature surveillance, signal detection, regulatory submission, professional call center services, drug information, patient persistency, safety and REMS call center and writing and editorial services. We deliver our late phase research through an innovative operational model that combines remote site management and real time data review with on-site monitoring. This approach enables cost-efficient alternative monitoring solutions and results in increased site communication and satisfaction.

PPD GlobalView, our proprietary web-based data capture system, provides our post-approval studies with a customizable, intuitive system for investigators to fulfill their study objectives. Due to the relative size of such studies and their objective to evaluate product use in a real-world setting after approval, late phase studies sometimes also recruit investigators without research experience. PPD GlobalView provides such sites with an easy-to-use study tool that integrates into the workflow of busy medical practices. Applying advanced technologies and experience, we combine health outcomes such as epidemiology, psychometrics and economics with clinical research to measure and compare risks, benefits, economic impact and quality-of-life impact of drug therapies. Our Phase IV monitoring studies can produce valuable safety and efficacy data analyses, as well as provide information for participant education programs. Our registries and observational studies collect real-world data on how a product is used in a non-controlled setting. Data can be used to determine actual prescriber use or treatment patterns, to collect potential safety signals for further investigation, and to evaluate effectiveness and participant quality of life. Our participant adherence programs can optimize real-world outcomes and indicate ways to help enhance proper use of a drug by the physician and participant.

In July 2010, we announced an agreement with Microsoft Corp. to jointly implement an innovative technology solution designed to improve efficiency in managing FDA-mandated REMS programs. When completed, this first-of-its kind technology solution will provide biopharmaceutical companies with a long-term system for managing operational components of REMS programs while tracking large amounts of information collected from multiple sources, including patients, healthcare providers and pharmacies. REMS programs are required by the FDA for certain marketed drugs to ensure the benefits of the product offered to consumers outweigh the risks.

eClinical Initiatives. We continue to invest in technology to support our business. In 2010, we implemented a web portal strategy designed to integrate our applications for our internal staff, clients, investigator sites and patients. We are also investing in identification and access management technology designed to provide streamlined access to our systems, increase security and offer more effective management of user accounts. These technologies should improve our transparency to data and offer a greater ability to integrate with our sponsors.

As of December 31, 2010, our web portals were supporting more than 400 client studies across more than 90 pharmaceutical, biotechnology, clinical, laboratory and government clients, with more than 11,000 external users. This technology has become a core part of how we provide secure, timely access to key study information to our clients. We continue to expand our use of a web-based document management system across the enterprise. This system enables us to utilize resources across disparate locations through the use of workflow automation, electronic signatures and content sharing for global project and departmental teams.

As trials continue to move to EDC, PPD is committed to offering the best solutions available. Our preferred remote deposit capture, or RDC, technology is the Oracle® Clinical’s RDC platform, but we offer our clients access to other industry leading EDC platforms such as Medidata’s Rave®. Supporting web portal and EDC platforms, our technical operation group provides end-user support, study set-up, maintenance and solution development. All of these efforts support our goal of alignment to a global business providing enabling technologies to our staff and clients based on proactive, intelligent and consumable data.

We provide consulting services to help pharmaceutical and biotechnology companies assess and resolve clinical data management and safety system challenges, such as integrating and customizing systems, migrating clinical and safety data, providing computer systems validation services that include compliance evaluation, and updating or replacing legacy systems to meet regulatory guidance. We provide expertise on the Oracle Health Sciences suite of products with a full range of support services including installation, training, validation, technical support and custom development. Also, leveraging our technical infrastructure, we provide application service provider hosting services for the entire Oracle Health Sciences suite of products.

Our Laboratory Services Segment

We provide our clients with one or more of the following laboratory services:

Phase I Clinic. Having conducted Phase I studies for more than 21 years, we are one of the industry’s most experienced Phase I trial providers. Our 330+ bed Phase I clinic in Austin, Texas, capitalizes on our strengths in conducting first-in-man studies, cardiac safety monitoring and large, complex, procedure-intensive Phase I trials. Our professional physicians and highly trained research staff administer general Phase I safety tests, special population studies and bioavailability and bioequivalence testing. Bioavailability and bioequivalence testing involves administration of test compounds and obtaining biological fluids sequentially over time to measure absorption, distribution, metabolism and excretion of the drug. Our Phase I unit also includes a dental surgical and research clinic to evaluate the safety and effectiveness of new analgesic compounds in third molar extraction models. Our Phase I clinic has on-site capabilities for flow cytometry measurement, allowing rapid measurement of cell surface biomarkers immediately following blood sample collection to evaluate critical pharmacological actions and central laboratory capabilities for small to medium U.S. Phase II through IV multicenter safety studies. Our Phase I clinic integrates supporting data management, biostatistics and medical writing services within its program management. We have the capability to fully support comprehensive early clinical development programs. Our Phase I program can also be integrated with other services that we provide, such as bioanalytical for the measurement of the pharmaceutical compound and its metabolites in blood products and cGMP, or good manufacturing practices, to qualify clinical supplies that support our custom pharmacy compounding. In 2010, our Phase I Clinic entered into agreements with four independent North American patient clinics to extend our Phase I capabilities and allow us to undertake and schedule trials in special patient populations and also conduct a greater number of Phase I trials with biological, monoclonal antibody and protein-based pharmaceuticals.

Global Central Laboratories. With laboratory facilities in Highland Heights, Kentucky, Brussels, Belgium, Singapore and Beijing, China, our global central laboratories provide highly standardized safety and biomarker testing services with customized results databases for pharmaceutical and biotechnology companies engaged in clinical drug development, as well as government-funded studies. We focus on providing long-term, large-scale studies where laboratory measurement of clinically relevant endpoints is critical. Our global central laboratories utilize the same standard operating procedures and maintain identical instruments in every facility. All of our facilities are College of American Pathologists, or CAP accredited, and National Glycohemoglobin Standardization Program, or NGSP, and CDC certified. All of our facilities run the same CAP proficiency testing on a quarterly basis. In addition to these international quality standards we run our own unique Global Laboratory Assay Standardization Survey, or GLASS, program weekly on most common analytes, ensuring continuity and consistency of data at all stages of a clinical project. We also standardize data collection and reporting on a global basis utilizing the same software platform, ConneXion. This platform provides real time data and eliminates the need to merge data sets from different regions. This platform also provides clinical teams with a live, real-time database access via a secure web interface.

Vaccines and Biologics Laboratory. Our vaccines and biologics testing facility located in Wayne, Pennsylvania performs immunogenicity testing to establish efficacy of new vaccine candidates in inducing cellular and humoral immune responses and employs molecular detection methods such as polymerase chain reaction, or PCR, testing to detect the absence of pathogens following administration of a vaccine. Our laboratory is involved in vaccine testing for influenza, Human Immunodeficiency Virus, or HIV, haemophilus influenza type B, human papillomavirus, pneumococcus, staphylococcus, hepatitis A and B, measles, mumps and rubella, varicella zoster virus and rotavirus, as well as other viruses and bacteria. Our laboratory recently completed development of a multiplex assay to measure diphtheria, pertussis and tetanus antibodies and is developing assays for meningococcal A, C, Y and W-135 groups to round out their portfolio of assays for concomitant use testing according to the CDC’s recommended immunization schedules. Our laboratory also includes an on-site biorepository facility that enables storage and archiving of samples for future testing, including specialized biomarker testing of specific patient populations to speed drug discovery and development efforts.

Bioanalytical Laboratories. We provide bioanalytical services through GLP, or good laboratory practices, FDA Guidance-compliant laboratories in Richmond, Virginia and Middleton, Wisconsin. Our bioanalytical laboratories analyze biological fluid and tissue samples from animal preclinical and human clinical studies. The latter studies include those conducted by our Phase I unit as well as those conducted on behalf of our clients from Phase I through IV for drug and metabolite content and concentration and generic bioequivalence studies. We currently have more than 3,000 validated assays available for our clients’ use in conducting laboratory analyses. Our bioanalytical methods include liquid chromatography/mass spectrometry (LC/MS), high performance liquid chromatography (HPLC), radioimmunoassay (RIA) and enzyme-linked immunosorbent assay (ELISA). Our bioanalytical lab can now support the complete service necessary for macromolecular drug development. This includes pharmacokinetic evaluation of the therapeutic agent, immunogenicity testing to determine the presence of antibodies, and cell-based assays to determine the neutralizing antibody affect of the antibodies. The Richmond bioanalytical laboratory added the capability to quantify macromolecules by LC/MS and extend the measurement of biomarkers using flow cytometry. Support services include handling HIV-positive samples, managing data for pharmacokinetic studies from multicenter trials, and archiving samples and data. Our service offerings also include providing dedicated laboratory space to conduct complex immunologic Opsonophagocytic Assay, or OPA, bioassays for the vaccine industry. The bioanalytical labs implemented an electronic notebook, or eNotebook, program in 2010. This initiative has been designed for PPD’s procedures and has been fully validated. eNotebooks should greatly improve automation while maintaining the highest levels of study conduct quality. eNotebooks were put into limited practice in 2010, with full implementation expected in 2011.

cGMP Laboratory. We provide early preclinical development to post-approval testing services and product analysis laboratory services through our cGMP compliant laboratories located in Middleton, Wisconsin, Althone, Ireland and Wayne, Pennsylvania. Our product analysis services include analytical method development and validation, stability and quality control testing of product and pharmaceutical ingredients and impurities characterization for small and large molecules for all dosage forms. These analyses are necessary to characterize dosage form release patterns and stability under various environmental conditions in the intended package for clinical studies and marketing. These evaluations must be carried out from preclinical through Phase IV testing and the resulting data maintained over the commercial life of a product. New formulations, as well as generics and prescription products going to over-the counter status such that they no longer require physician prescription for consumer use, all require the same set of studies as the original dosage form. Our cGMP lab in Athlone, Ireland offers the advantage of proximity to our growing number of European clients and allows us to conduct release testing of products to be marketed in Europe for our global clients. We also have similar testing capabilities within our Wayne, Pennsylvania laboratory to offer these services to our east coast clients who require closer oversight of their contract labs.

Drug Discovery Services. We provide fully integrated drug discovery services through our BioDuro subsidiary located in an 110,000 square foot facility in Beijing, China. BioDuro provides the following discovery services:

•	medicinal, library and process chemistry;

•	custom synthesis;

•	drug metabolism and pharmacokinetic analysis;

•	discovery biology;

•	pharmacology; and

•	drug safety evaluations

We have also entered into two strategic relationships to provide proprietary chemistry and biologics discovery services. We made these investments to strengthen and differentiate our drug discovery services going forward. The first investment is a joint venture with Taijitu Biologics. Through this joint venture, we are developing an innovative and differentiated technology platform to discover and develop for clients monoclonal antibodies with enhanced potency and clinical efficacy while reducing the potential of undesired immune responses. With a greater proportion of R&D pipelines comprised of biologics, and particularly MAbs, we feel our investment and the surrounding business model will satisfy an unmet need for our clients. Completion of this automated technology platform is targeted for mid-2011. Second is our equity investment in X-Chem. PPD is the majority owner of X-Chem, which is creating and screening large and diverse small molecule libraries using a proprietary technology platform. Completion and validation of the platform is targeted for mid-2011. Both of these investments build on our ability to offer differentiated and integrated laboratory services across drug discovery for small and large molecules.

Clients and Marketing

We provide a broad range of drug discovery and development services and products to help pharmaceutical and biotechnology companies as well as academic, non-profit and government organizations develop pharmaceuticals and biologics and gain regulatory approval in the markets in which they plan to sell these products. We believe we are recognized among our clients as a leading global CRO.

Client Identification and Mix

We provide Phase I through Phase IV clinical development and post-approval services. We market these services in Africa, Asia Pacific, the Americas, Europe and Middle East. The key differentiators that help us win development business from pharmaceutical and biotechnology companies and academic, non-profit and government organizations include our global infrastructure, quality-driven execution, dedicated therapeutic expertise and service delivery. In addition, our post-approval services combine epidemiological, safety and health outcomes expertise to help pharmaceutical, biotechnology and device companies implement a wide range of strategies to study the long-term safety and effectiveness of products, capitalize on their strengths and maximize their life cycle. PPD also provides laboratory services that are designed to increase drug discovery and development speed and precision. We offer state-of-the-art laboratory technology, instruments and equipment, a commitment to quality results and strict compliance with regulatory standards. Our Vaccines and Biologics Center of Excellence is a first-of-its-kind network of world-class laboratory services devoted solely to vaccines and biologics drug development.

From a geographic perspective, 55.8% of our net revenue in 2010 was derived from the United States, with the remaining balance primarily from Europe. For additional information on the geographic distribution of our net revenue, see Note 16 in the notes to consolidated financial statements included elsewhere in this report.

For the year ended December 31, 2010, total net revenue for all of our services was derived from various industries approximately as follows:

Source	Percentage of Net Revenue
Pharmaceutical	76.9%
Biotechnology	16.8%
Government and other	6.3%

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

Concentration of business among large clients is not uncommon in our industry. Our diverse client mix, in which no single client in 2010 accounted for more than 10% of our net revenue, limits our exposure to significant risks associated with industry consolidation and major product cancellations. However, we have experienced higher concentration in the past and might experience it in the future. Approximately 50.1% of our 2010 net revenue was derived from clients headquartered outside the United States, particularly Europe and Japan. Approximately 44.2% of our 2010 net revenue was generated from services provided by our employees located in countries outside the United States. See Note 16 in the notes to consolidated financial statements included elsewhere in this report for the breakdown of this net revenue.

Marketing Strategy

With a primary focus on both large and small pharmaceutical and biotechnology companies, we promote our services through concentrated business development efforts, scientist-to-scientist communications and centralized corporate marketing programs.

We use corporate marketing to support the efforts of our centralized business development staff, calling on pharmaceutical, biotechnology and device companies. Our sales teams focus on client segments and service areas. In addition, while service area representatives call on particular functional groups within a given biopharmaceutical or device client, our strategic account directors are responsible for managing the relationship and book of business with clients across our portfolio of services.

The top 50 publicly traded pharmaceutical companies, as ranked by 2009 research and development expenses, accounted for a majority of all pharmaceutical research and development spending in 2009, so we concentrate on these companies. Of the top 100 biotechnology companies in 2009, the top 50 accounted for 97% of the total biotechnology research and development expenditures. To appropriately focus our sales and marketing efforts among biotechnology companies, we consider additional factors such as the stage of a drug’s development and the financial stability of a potential client’s business.

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

Our global marketing initiatives include integrated, multi-channel campaigns designed to help differentiate and promote our expertise and services. Through trade events, online and print advertising in trade publications, direct communication, newsletters, our website and educational programs, we provide our perspective on current industry challenges or developments to create an ongoing dialogue with our clients and to promote our industry expertise, quality, technology and innovation. We reinforce key messages and selling points through client presentations, corporate material, at trade events and speaking engagements at industry conferences.

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

Backlog

Our backlog consists of anticipated net revenue from contracts and letters of intent and, to a limited degree, verbal commitments we consider highly reliable, that either have not started but are anticipated to begin in the future, or are in process and have not been completed. Amounts included in backlog represent anticipated future net revenue, exclude net revenue that has been recognized previously in our statement of income, and have been adjusted for foreign currency fluctuations. Net revenue is defined as gross revenue, less fees and associated reimbursements. Once contracted work begins, net revenue is recognized over the life of the contract. Our backlog was $3.4 billion in anticipated net revenue at December 31, 2010, compared to $3.0 billion at December 31, 2009. As of December 31, 2010, approximately 13.4% of our backlog was denominated in currencies other than the U.S. dollar.

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

Intellectual Property

In the course of conducting our business, we from time to time create inventions. Obtaining, maintaining and protecting our inventions, including seeking patent protection, might be important depending on the nature of the invention. To that end, we seek to implement patent and other intellectual property strategies to appropriately protect our intellectual property.

As of December 31, 2010, we owned or co-owned 14 issued U.S. patents, four pending U.S. patent applications, six issued foreign patents, one pending foreign patent application and one pending international application. We also have obtained licenses to patents from an academic institution. As of December 31, 2010, we had rights to two issued U.S. patents and four issued foreign patents. None of the patents or applications we own or have a license to is individually material to our business.

Pursuant to the terms of the Uruguay Round Agreements Act, patents issued from applications filed on or after June 8, 1995, have a term of 20 years from the date of filing, no matter how long it takes for the patent to issue. Because patent applications in the pharmaceutical industry often take a long time to issue, this method of patent term calculation can result in a shorter period of patent protection afforded to us compared to the prior method of term calculation, which was 17 years from the date of issue. Our issued U.S. patents expire between 2011 and 2025. We seek full patent term adjustment following allowance of a patent, where appropriate. However, we might not be successful in obtaining a patent term adjustment from the U.S. Patent Office for any issued patent.

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

The scope, enforceability and effective term of issued patents can be highly uncertain and often involve complex legal and factual questions. No consistent policy has emerged regarding the breadth of claims in pharmaceutical patents, so that even issued patents might later be modified or revoked by the relevant patent authorities or courts. Moreover, the issuance of a patent in one country does not assure the issuance of a patent with similar claim scope in another country, and claim interpretation and infringement laws vary among countries, so we are unable to predict the extent of patent protection in any country. The patents we obtain and the unpatented proprietary technology we hold might not afford us significant commercial protection or advantage.

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

In addition to competing with a number of other global, full-service companies, we also compete against some medium-sized companies, in-house R&D departments of pharmaceutical and biotechnology companies, universities and teaching hospitals. Newer, smaller entities with specialty focuses, such as those aligned to a specific disease or therapeutic area, compete aggressively against larger companies for clients. Increased competition might lead to price and other forms of competition that could adversely affect our operating results.

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

Over the past few years, our clients have increasingly pursued strategic outsourcing partnerships under which development services providers compete for selection as a vendor, with only a limited number of providers being chosen and therefore eligible to win future business from the client. While such partnerships are no guarantee of business, service providers that are not selected will have limited opportunities to secure work from that client. In addition, providing drug discovery and development services are labor-intensive and we compete for a limited pool of professionals to provide these services. Although there can be no assurance that we will continue to do so, we believe we compete favorably in these areas.

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

For specialty areas such as drug information, post-approval services and analytical laboratory services, we compete in a market that has a myriad of niche providers as well as larger, established firms. For the most part, these niche providers offer specialty services with a focus on a specific geographic region, a particular service or function and/or a specific stage or phase of drug development. By contrast, we provide our services on a global basis across functional areas.

Government Regulation

The development, testing, manufacturing, labeling, storage and approval of pharmaceutical products are subject to rigorous regulation by numerous governmental authorities in the United States and other countries at the federal, state and local level, including the FDA. The process of obtaining approval for new pharmaceutical products and additional therapeutic indications for approved products is heavily regulated and requires expenditure of substantial resources and usually takes several years. Companies in the pharmaceutical and biotechnology industries, including our clients, have suffered significant setbacks in various stages of clinical trials, even in advanced clinical trials after promising results had been obtained in earlier studies. These regulations apply to our clients and are generally applicable to us when we are providing services to our clients. Consequently, we must comply with relevant laws and regulations in the conduct of our business.

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

Human trials usually start on a small scale to assess safety and then expand to larger trials to test both efficacy and safety in the target population. The trials are generally conducted in three phases, which sometimes overlap, although the FDA may require a fourth phase as a condition of approval. After the successful completion of the first three clinical phases, a company requests approval for marketing its product by submitting an NDA for a drug or a BLA for a biologic. The NDA/BLA is a comprehensive, multivolume filing that includes, among other things, the results of all preclinical and clinical studies, information about how the product will be manufactured and tested, additional stability data and proposed labeling. The FDA’s review can last from several months to several years, with the median approval time historically lasting approximately 13 months, although review times appear to have increased in recent years. Once the NDA/BLA is approved, the product may be marketed in the United States, subject to any conditions imposed by the FDA as part of its approval. In addition, pursuant to the FDA Act that was signed into law in September 2007, the FDA can require drug companies to conduct post-approval clinical trials and implement REMS.

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

The industry standard for the conduct of clinical research is embodied in the FDA’s regulations for IRBs, investigators and sponsor/monitors, which collectively are termed GCPs by industry, and the GCP guidelines issued by ICH, which have been agreed upon by industry and regulatory representatives from the United States, European Union, or EU, and Japan. Our global standard operating procedures are written in accordance with all FDA and ICH requirements. This enables our work to be conducted locally, regionally and globally to standards that meet all currently applicable regulatory requirements.

In the past several years, both the U.S. and foreign governments have become increasingly concerned about the privacy, security and disclosure of confidential personal data. The EU has adopted comprehensive regulation on the use and disclosure of personal information, including extra safeguards for medical data. These regulations place restrictions on the export of personal information outside the EU. Companies in the United States can satisfy these data export requirements by filing for safe harbor status according to a self-certification procedure agreed to by the EU and the United States. We monitor and implement procedures to comply with privacy, security and disclosure obligations, which include maintaining our safe harbor status.

The Department of Health and Human Services, or HHS, has promulgated final regulations under the Health Insurance Portability and Accountability Act of 1996, or HIPAA, which governs the disclosure of confidential medical information in the United States. In 2009, the HHS issued draft regulations requiring notification to individuals when their health information is breached. These regulations, if finalized, will implement provisions of the Health Information Technology for Economic and Clinical Health Act, or HITECH, passed as part of the American Recovery and Reinvestment Act of 2009. Since January 2001, we have had a global privacy policy in place that includes a designated privacy officer, and we comply with the current HIPAA and proposed HITECH requirements. We plan to continue to monitor our compliance with these regulations and take necessary steps to ensure continued compliance with these and other applicable privacy regulations.

We are also subject to regulations enforced by the following agencies, among others:

•	Occupational Safety and Health Administration;

•	Nuclear Regulatory Commission;

•	Environmental Protection Agency;

•	Department of Transportation;

•	International Civil Aviation Organization; and

•	Drug Enforcement Administration.

We also must comply with other related international, federal, state and local regulations that govern the use, handling, disposal, packaging, shipment and receipt of certain drugs or unknown compounds, chemicals and chemical waste, toxic substances, biohazards and biohazardous waste, and radioactive materials and radioactive waste. In order to comply with these regulations, we have provided procedures, necessary equipment and ongoing training for our employees involved in these activities.

The failure on our part to comply with applicable regulations could result in the termination of ongoing research or the disqualification of data for submission to regulatory authorities. Furthermore, the issuance of a notice of finding by a governmental authority against either us or our clients, based upon a material violation by us of any applicable regulation, could materially and adversely affect our reputation and business.

Employees

As of December 31, 2010 we employed approximately 11,000 employees, of whom approximately 200 were in corporate operations functions. Approximately 48% of our employees are located outside of the United States. Of our staff, approximately 670 hold Ph.D., M.D., Pharm.D. or D.V.M. degrees and approximately 2,200 hold other master’s or other postgraduate degrees. None of our employees are subject to a collective bargaining agreement. Employees in some of our non-U.S. locations are represented by works councils as required by local laws. We believe that our relations with our employees are generally good.

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

Risks Related to Our Business

Changes in trends in the pharmaceutical and biotechnology industries, including difficult market conditions, could adversely affect our operating results.

Industry trends and economic and political factors that affect pharmaceutical and biotechnology companies and academic, non-profit and government entities that sponsor clinical research also affect our business. For example, the practice of many companies in these industries and government organizations has been to hire companies like us to conduct large development projects. If these industries reduce their tendency to outsource those projects in light of difficult conditions in credit markets and the economy in general, or for any reason, our operations, financial condition and growth rate could be materially and adversely affected. In the past, mergers, product withdrawal and liability lawsuits, and other factors in the pharmaceutical industry appear to have slowed decision-making by pharmaceutical companies and delayed drug development projects. Continuation or increases in these trends could have an adverse effect on our business. In addition, numerous governments have undertaken efforts to control growing healthcare costs through legislation, regulation and voluntary agreements with medical care providers and pharmaceutical companies. If future cost-containment efforts limit the profits that can be derived on new drugs, our clients might reduce their drug discovery and development spending, which could reduce our revenue and have a material adverse effect on our results of operations.

Our revenue depends on a small number of industries and clients.

We provide services to the pharmaceutical and biotechnology industries and academic, non-profit and government organizations that sponsor clinical trials, and our revenue is highly dependent on expenditures by these clients. Accordingly, our operations could be materially adversely affected by consolidation in these industries or other factors resulting in a decrease in the number of our potential clients, including business reductions or failures due to a lack of financing. If the number of our potential clients declines even further, they might be able to negotiate price discounts or other terms for our services that are less favorable to us than has historically been the case. We have experienced client concentration in the past and could again in the future. The loss of business from a significant client could have a material adverse effect on our results of operations.

Neither request for proposal, or RFP, activity nor backlog necessarily result in revenue, and to the extent the mix of contracts in our backlog continues to shift toward larger contracts with a more global component, this might cause the rate at which this backlog converts into revenue to lengthen when compared to historical trends.

Neither request for proposal, or RFP, activity nor backlog as of any date is necessarily a meaningful predictor of future results. Clients can reduce the size of RFPs and also withdraw them. We also might not win RFPs for any number of reasons. Likewise, backlog can be affected by a number of factors, including the size and duration of contracts, many of which are performed over several years, and the changes in labor utilization that typically occur during a study. Additionally, the majority of our contracts are subject to early termination by the client and preclinical projects and clinical trials can be delayed or canceled for many reasons, including unexpected results, safety concerns, regulatory developments, economic issues, availability of clinical trial material and protocol design matters. Also, the scope of a contract can change significantly during the course of a study. If the scope of a contract is revised, the adjustment to backlog occurs when the revised scope is approved by the client. For these and other reasons, we might not fully realize our entire backlog as net revenue.

As we increasingly compete for and enter into large contracts that are more global in nature, we expect the rate at which this backlog converts into revenue, to increase or lengthen. An increase in this conversion rate means that the rate of revenue recognized on these large contract awards may be slower than what we have experienced in the past, which could impact our net revenues and results of operations on a quarterly and annual basis. The revenue recognition on larger, more global projects could be slower than on smaller, less global projects for a variety of reasons, including but not limited to an extended period of time between contract award and study start, as well as an increased timeframe for obtaining the necessary regulatory approvals.

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

The delay, loss or reduction in scope of a large contract or multiple smaller contracts could adversely affect our operating results. Cancellation or delay of a large contract or multiple smaller contracts could result in under-utilized resources and require an adjustment to our backlog, negatively affecting our net revenue and results of operations. For example, in 2009, we experienced very high cancellation rates which significantly affected our revenue and backlog.

We might not be able to recruit and retain the experienced personnel we need to compete in the drug development industry.

Our future success depends on our ability to attract, retain and motivate highly skilled personnel. Competition for personnel in our industry is intense and we must have good people to succeed.

Management

Our future success depends on the personal efforts and abilities of the principal members of our senior management and scientific staff to provide strategic direction, develop business, manage our operations, and maintain a cohesive and stable work environment. For example, we rely on the services of Fredric N. Eshelman, our executive chairman, William J. Sharbaugh, our chief operating officer, Daniel G. Darazsdi, our chief financial officer, and our other officers, particularly in light of the previously announced May 2011 retirement of our chief executive officer, David L. Grange. We have initiated a search for a successor, and our success will depend, in part, on our ability to recruit, integrate and retain a new chief executive officer, and on our ability to manage our business effectively until we do. Although we have employment agreements with most of our executives, they are generally only for one or two years and do not assure that these named executives or any other executive with whom we have an employment agreement will remain with us. We do not have employment agreements with all of our key personnel.

Healthcare Providers

Our ability to maintain, expand or renew existing business with our clients and to get business from new clients, particularly in the drug development sector, depends on our ability to subcontract and retain healthcare providers with the skills necessary to keep pace with continuing changes in drug development technologies. Competition for experienced healthcare providers is intense. We compete with pharmaceutical and biotechnology companies, including our clients, other contract research companies and academic and research institutions, to recruit healthcare providers.

Scientists and Other Technical Professionals

Our ability to maintain, expand or renew existing business with our clients and to get business from new clients in the drug discovery and development area also depends on our ability to hire and retain scientists with the skills necessary to keep pace with continuing changes in drug discovery and development technologies. We face the same risks, challenges and competition in attracting and retaining experienced scientists as we do with healthcare providers.

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

We are subject to extensive regulation by federal, state and foreign governments. We must adhere to all regulatory requirements including the FDA’s current Good Clinical Practices, Good Laboratory Practice or Good Manufacturing Practice requirements. If we or these suppliers fail to comply with applicable regulations, including FDA pre-or post-approval inspections and cGMP requirements, then the FDA could sanction us. These sanctions could include fines, injunctions, civil penalties, failure of regulatory authorities to grant marketing approval of products, delay, suspension or withdrawal of approvals, license revocation, product seizures or recalls, operational restrictions or criminal prosecutions, any of which could significantly and adversely affect our reputation, operating results and future prospects. For example, if we were to fail to verify that informed consent is obtained from participants in connection with a particular clinical trial or grant deviations from the inclusion or exclusion criteria in a study protocol, the data collected from that trial could be disqualified and we might be required to conduct the trial again at no further cost to our client, but at a substantial reputational and financial cost to us.

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

We expend significant resources on compliance efforts and such expenses are unpredictable and might adversely affect our results. Changing laws, regulations and standards might also create uncertainty, higher expenses and increase insurance costs. We are committed to compliance and maintaining high standards of corporate governance and public disclosure. As a result, we intend to invest all reasonably necessary resources to comply with evolving standards, and this investment might result in increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities.

Changes in the U.S. and international healthcare industry, including reimbursement rates, could adversely harm our customers’ businesses, increase the cost of our business resulting in loss of business opportunities or limit our service offerings.

The U.S. and international healthcare industry is subject to changing political, economic and regulatory influences that may significantly affect the purchasing practices and pricing of pharmaceuticals. The laws and regulations governing the healthcare industry may change and additional government regulations might be enacted, which could prevent or delay regulatory approval of product candidates. In March 2010, the U.S. Congress enacted healthcare reform legislation intended over time to expand health insurance coverage and impose health industry cost containment measures. This legislation might significantly impact the pharmaceutical industry, which could hurt our business. The U.S. Congress has also considered and might adopt other legislation that could have the effect of putting downward pressure on the prices that pharmaceutical and biotechnology companies can charge for prescription drugs. Cost-containment measures, whether instituted by healthcare providers or imposed by government health administration regulators or new regulations, could result in greater selectivity in the purchase of drugs. As a result, third-party payers might challenge the price and cost-effectiveness of products. In addition, in many major markets outside the United States, pricing approval is required before sales might commence. As a result, significant uncertainty exists as to the reimbursement status of approved healthcare products. In addition to healthcare reform proposals, the expansion of managed care organizations, which focus on reducing healthcare costs by limiting expenditures on pharmaceuticals and medical devices could result in pharmaceutical, biotechnology and medical device companies spending less on research and development. If this were to occur, we would have fewer business opportunities and our revenues could decrease, possibly materially. Any of these factors could harm customers’ businesses, which would hurt our business.

Federal or state authorities might also adopt healthcare legislation or regulations that are more burdensome than existing regulations. For example, recent product safety concerns and the creation of the Drug Safety Oversight Board could change the regulatory environment for drug products, including the process for FDA product approval and post-approval safety surveillance. These and other changes in regulation could increase our expenses or limit our ability to offer some of our services. For example, the confidentiality of patient-specific information and the circumstances under which it may be released for inclusion in our databases or used in other aspects of our business are subject to substantial government regulation. Additional legislation or regulation governing the possession, use and dissemination of medical record information and other personal health information might require us to implement new security measures that require substantial expenditures or limit our ability to offer some of our services. These regulations might also increase costs by creating new privacy requirements for our informatics business and mandating additional privacy procedures for our clinical research business.

The drug discovery and development services industry is highly competitive.

The CRO industry is highly competitive and we face numerous competitors. If we fail to compete effectively, we might lose clients, which would cause our business to suffer.

We primarily compete against in-house departments of pharmaceutical companies, other full service CROs, small specialty CROs, and, to a lesser extent, universities, teaching hospitals, and other site organizations. Some of the larger CROs against which we compete include Quintiles Transnational Corporation, Covance Inc., Parexel International Corp., Kendle Inc. and Icon plc. Some of these competitors, including the in-house departments of pharmaceutical companies, have greater capital, technical and other resources than we have. In addition, our competitors that are smaller specialized companies might compete effectively against us based on price and their concentrated size and focus.

In recent years, a number of the large pharmaceutical companies have established formal or informal alliances with one or more CROs relating to the provision of services over extended time periods. These alliances differ in purpose, scope and term, but they have generally resulted in fewer CROs being approved or selected to perform work for the pharmaceutical company. Our success depends in part on successfully establishing and maintaining these kinds of relationships on terms acceptable to us. If we fail to do so, our revenues and results of operations could be adversely affected, possibly materially.

Our business has experienced substantial expansion and contraction in the past and we might not properly manage any expansion or contraction in the future.

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

In addition, we have numerous business groups, subsidiaries and divisions, and recently reorganized our business segment reporting. If we cannot properly manage these groups, subsidiaries, divisions or segments, it will disrupt our operations. We also face additional risks in expanding our foreign operations. Specifically, we might find it difficult to:

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

We have made and plan to continue to make investments in other companies. In many cases, there is no public market for the securities of these companies and we might not be able to sell these securities on terms acceptable to us, if at all. In addition, if these companies encounter financial difficulties, we might lose all or part of our investment. For example, in 2009 and 2010 we recorded an investment impairment of $2.1 million and $5.0 million, respectively, to write down the carrying value of certain investments due to an other-than-temporary decline in fair value. See Note 3 in the notes to consolidated financial statements included elsewhere in this report for a more detailed discussion of these impairments.

We have also made an investment in the Celtic Therapeutics Holdings, L.P. fund, which we account for using the equity method of accounting. This investment could have a significant impact on our financial results as our equity in the earnings of this investment can fluctuate significantly quarter to quarter based on the fund’s investments, new programs and the changes in fair market value of the investment portfolio. For example, we incurred losses of $2.1 million, $1.7 million and $4.6 million due to the expenditures of the fund during the first three quarters of 2010 and then recognized a $7.7 million gain in the fourth quarter due to additional third party investments in the fund and an increase in fair value of the fund’s investment portfolio.

The investment of our cash and cash equivalents, short-term and long-term investments balance are subject to risks which may cause losses and affect the liquidity of these investments.

At December 31, 2010, we had $479.6 million in cash and cash equivalents, $80.0 million in short-term investments and $78.7 in long-term investments. These investments are subject to general credit, liquidity, market and interest rate risks, which have been exacerbated by the global financial crisis. We classified our entire balance of auction rate securities as long-term investments at December 31, 2010 due to continuing uncertainties about the liquidity of the auction rate securities market. These risks might have a material adverse effect on our liquidity and financial condition, which could harm our business or our ability to pay dividends.

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

Because we provide our services worldwide, our business is subject to risks associated with doing business internationally. Our net revenue from our non-U.S. operations represented approximately 44.2% of our total net revenue for the year ended December 31, 2010. We anticipate that revenue from international operations will grow in the future, particularly in light of our recent acquisitions and expansion in Central and Eastern Europe and China. Accordingly, our future results could be harmed by a variety of factors, including:

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

For example, in 2010 our operating income would have been higher by approximately $1.1 million, net of hedging gain, if the U.S. dollar had not strengthened relative to the euro, British pound and Brazilian real. Although we attempt to manage this risk through provisions in our contracts with our clients and other methods, including foreign currency hedging contracts, we might not be able to eliminate or manage these risks in the future and our operating income could be materially and adversely affected by a significant decline in the value of the U.S. dollar.

Our inability to adequately protect our intellectual property rights could hurt our business. The drug development industry has a history of patent and other intellectual property litigation, and we might be involved in costly intellectual property lawsuits.

Our success is dependent on our ability to protect the proprietary software, compositions, processes and other technologies we develop during the drug development process along with our ability to develop and protect patent and other intellectual rights and operate without infringing the intellectual property rights of others. The drug discovery and development industry has a history of patent and other intellectual property litigation and these lawsuits will likely continue. Accordingly, we face potential claims by companies alleging infringement of their intellectual property rights. Legal proceedings relating to intellectual property could be expensive, take significant time and divert management’s attention from other business concerns, whether we win or lose. If we do not prevail in an infringement lawsuit brought against us, we might have to pay substantial damages and we could be required to stop the infringing activity or obtain a license to use technology on unfavorable terms.

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

We depend on our clients, investigators, laboratories and other facilities for the continued operation of our business. Although we have contingency plans in effect for natural disasters or other catastrophic events, these events, including terrorist attacks, pandemic flu, hurricanes and ice storms, could still disrupt our operations or those of our clients, investigators and collaboration partners, which could also affect us. In particular, our headquarters are in Wilmington, North Carolina where hurricanes might occur. Even though we carry business interruption insurance policies and typically have provisions in our contracts that protect us in certain events, we might suffer losses as a result of business interruptions that exceed the coverage available under our insurance policies or for which we do not have coverage. Any natural disaster or catastrophic event affecting us or our clients, investigators or collaboration partners could have a significant negative impact on our operations and financial performance.

Our operations might be affected if there was a disruption to the air travel system.

Our global central laboratories and some of our other services rely heavily on air travel for transport of clinical trial kits, other materials and people, and disruption to the air travel system could have a material adverse effect on our business. While we have developed contingency plans for a variety of events that could disrupt or limit available air transportation, these plans might not be effective or sufficient to avert such a material adverse effect.

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

Our dividend policy is based upon our assessment of the cash needs of our business and the environment in which it operates. That assessment could change due to, among other things, changes in general economic and financial market conditions, our results of operations, cash requirements, financial condition, contractual restrictions, growth opportunities, acquisitions, competitive or technological developments, provisions of applicable law and other factors that our board of directors might deem relevant. The reduction or elimination of dividends might negatively affect the market price of our common stock.

Our dividend policy and stock repurchase plan might limit our ability to pursue other growth opportunities.

Our board of directors has adopted an annual cash dividend policy which reflects an intention to distribute to our shareholders via regular quarterly dividends a portion of the cash generated by our business that exceeds our operating needs and capital expenditures. In addition, our board of directors authorized the us to repurchase up to $350.0 million of its common stock from time to time in the open market. As of December 31, 2010, $260.7 million remained available for share repurchases under the stock repurchase program, and in February 2011 we used $200.0 million in an accelerated share repurchase program with Barclays Capital. In developing the dividend policy and the stock repurchase plan, we have made assumptions for and judgments about our expected results of operations, anticipated levels of capital expenditures, income taxes and working capital. Payment of dividends or stock repurchases, if any, could limit our ability to finance any material expansion of our business, including through acquisitions, investments or increased capital spending, or to fund our operations.

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

As of February 15, 2011, we had 86 offices located in 43 countries on six continents. We own and operate six facilities and lease all of our other facilities. We believe that our facilities are adequate for our operations and that suitable additional space will be available when needed. Our material operating facilities which are operating leases comprising more than 40,000 square feet and our owned facilities as of February 15, 2011 were as follows:

Owned:

Location	Approximate Square Footage	Business Segment
Wilmington, North Carolina	395,000	Corporate Headquarters/Clinical Development Services
Wayne, Pennsylvania	146,000	Laboratory Services
Brussels, Belgium	43,000	Laboratory Services
Bellshill, United Kingdom	68,000	Clinical Development Services
Durham, North Carolina	25,000	Clinical Development Services

Leased:

Location	Approximate Square Footage	Lease Expiration Dates	Business Segment
Morrisville, North Carolina	355,000	10/31/16 - 11/30/23	Clinical Development Services
Austin, Texas	282,000	6/30/15 - 2/28/17	Clinical Development Services/Laboratory Services
Middleton, Wisconsin	206,000	7/31/15 - 5/31/18	Laboratory Services
Beijing, China	199,000	5/31/13 - 7/14/13	Clinical Development Services/Laboratory Services
Richmond, Virginia	126,000	4/30/21	Laboratory Services
Cambridge, United Kingdom	90,000	6/23/19	Clinical Development Services
Highland Heights, Kentucky	72,000	12/31/14	Laboratory Services
Buenos Aires, Argentina	48,000	8/31/15	Clinical Development Services
Sao Paulo, Brazil	43,000	6/30/12 - 7/31/15	Clinical Development Services

Item 3.	Legal Proceedings

None.

Item 4.	[Removed and Reserved]

Executive Officers

The following table contains information concerning our executive officers as of February 25, 2011:

Name	Age	Position(s)
Fredric N. Eshelman, Pharm.D.	62	Executive Chairman, Board of Directors
David L. Grange(1)	63	Chief Executive Officer
Lee E. Babiss	55	Executive Vice President, Global Lab Services
Paul D. Colvin	41	Executive Vice President, Global Clinical Development
Daniel G. Darazsdi	50	Chief Financial Officer, Treasurer and Assistant Secretary
Christine A. Dingivan, M.D.	43	Executive Vice President, Chief Medical Officer
William W. Richardson	58	Senior Vice President, Global Business Development
William J. Sharbaugh	48	Chief Operating Officer
Michael O. Wilkinson, Ph.D.	56	Executive Vice President, Chief Information Officer

(1)	As previously disclosed on Form 8-K filed on February 9, 2011, General Grange will be retiring from his position as Chief Executive Officer effective May 18, 2011.

Fredric N. Eshelman, Pharm.D. was promoted to Executive Chairman of the Board of Directors in July 2009 and is responsible for providing strategic direction to the company and overseeing the implementation of the company’s strategic and business plans. Prior to this promotion, Dr. Eshelman served as Chief Executive Officer and as a director from July 1990 to June 2009, and as Vice Chairman of the Board of Directors from 1993 to 2009. Dr. Eshelman founded our company’s predecessor in 1985 and served as its Chief Executive Officer until 1989. Prior to rejoining us in 1990, Dr. Eshelman served as Senior Vice President, Development and as a director of Glaxo Inc., a subsidiary of Glaxo Holdings plc.

David L. Grange is our Chief Executive Officer. Assuming the role of Chief Executive Officer in July 2009, General Grange has been a member of the Board of Directors since 2003. Prior to joining us, General Grange spent 10 years with the McCormick Foundation, where he most recently served as President and Chief Executive Officer. The foundation is a nonprofit organization that conducts grant-making programs and other operations, and is one of the nation’s largest charities. Prior to joining the foundation, General Grange had a 30-year career in the U.S. Army, with his final position as commanding general of the First Infantry Division.

Lee E. Babiss, Ph.D. is our Executive Vice President, Global Laboratory Services. Prior to joining PPD in February 2010, he served as president and director of pharmaceutical research for F. Hoffmann-La Roche, Ltd., in Basel, Switzerland. He spent seven years at Glaxo, Inc. where he served as vice president of biological sciences and genetics, where he had global accountability for developing and implementing the company’s corporate genetics strategy and oncology research efforts focused on the cell cycle. Dr. Babiss earned a doctorate in microbiology from Columbia University and completed his postdoctoral fellowship at The Rockefeller University, where he served as an assistant and associate professor. He has received numerous fellowship awards and grants and serves on several scientific advisory committees and boards.

Paul D. Colvin is our Executive Vice President, Global Clinical Development. Mr. Colvin served nearly three years as PPD’s Senior Vice President of Clinical Development for North America. He joined PPD after 14 years with Eli Lilly and Company in a series of leadership roles that included overseeing clinical operations and global patient recruitment and providing direction for the cardiovascular brand team and oncology, critical care, primary care and neuroscience groups.

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

William J. Sharbaugh is our Chief Operating Officer. Before Mr. Sharbaugh joined PPD in May 2007, he spent six years at Bristol-Myers Squibb where he most recently served as Vice President, Global Development Operations from 2005 to 2007, responsible for strategic direction for clinical operations located in 55 countries. From 2001 to 2005, Mr. Sharbaugh served as Executive Director of Global Clinical Supply Operations where he was responsible for planning, manufacturing, packaging and distributing investigational products worldwide. Prior to his tenure with Bristol-Myers Squibb, he spent 10 years at Merck and Co. in a variety of assignments in clinical supply operations, sales and manufacturing.

Michael O. Wilkinson, Ph.D. is our Executive Vice President, Global Clinical Development and Chief Information Officer. Prior to being promoted to this position, Dr. Wilkinson served as PPD’s Executive Vice President, Global Clinical Development. Dr. Wilkinson joined PPD in March 2008. Prior to that time, he served at Quintiles as Global Head of Internal Medicine from 2005 to 2007, Vice President of Project Management across all regions and therapeutic areas from 2003 to 2005, and in key account and program management roles in 2002 and 2003. From 2000 to 2002, Dr. Wilkinson led the clinical research project management practice at Campbell Alliance, a consulting firm, and from 1998 to 2000, he held program management roles in cardiovascular therapeutics at Quintiles. Before joining the drug development industry in 1998, Dr. Wilkinson served as a physiologist and medical service corps officer in the U.S. Navy from 1982 to 1998 and while in numerous leadership positions was responsible for human factors research and medical training.

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is traded under the symbol “PPDI” and is quoted on the Nasdaq Global Select Market. The following table sets forth the high and low sales prices for shares of our common stock, as reported by Nasdaq for the periods indicated.

	2009		2010
	High	Low	High	Low
First Quarter	$29.53	$20.00	$22.87	$19.69
Second Quarter	$24.24	$17.97	$28.03	$22.13
Third Quarter	$23.46	$18.77	$27.99	$22.71
Fourth Quarter	$23.80	$20.27	$28.00	$24.00

Holders

As of February 15, 2011, there were approximately 58,100 holders of our common stock.

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

Stock Repurchase Plan

In February 2008, we announced our board of directors approved a stock repurchase program authorizing us to repurchase up to $350.0 million of our common stock from time to time in the open market. The timing and amount of any share repurchases, if any, will be determined by our management based on its evaluation of the market conditions and other factors. During 2009 and 2010, there were no share repurchases made and the maximum dollar value of shares that may yet be purchased under the share repurchase program remains at $260.7 million. On February 14, 2011, we entered into an accelerated share repurchase arrangement with Barclays Capital Inc. under which we used $200.0 million of the remaining amount to repurchase additional shares of our common stock. For more details, see our Current Report on Form 8-K dated February 14, 2011.

Equity Compensation Plans

The information required by Item 5 of Form 10-K regarding equity compensation plans is incorporated herein by reference to “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters”.

Item 6.	Selected Financial Data

The following table represents selected historical consolidated financial data. The statements of income data for the years ended December 31, 2008, 2009 and 2010 and balance sheet data at December 31, 2009 and 2010 are derived from our audited consolidated financial statements included elsewhere in this report. The statements of income data for the years ended December 31, 2006 and 2007, and the balance sheet data at December 31, 2006, 2007 and 2008 are derived from audited consolidated financial statements not included in this report. The historical results are not necessarily indicative of the operating results to be expected in the future. The selected financial data should be read together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and notes to the financial statements included elsewhere in this report. Consolidated statements of income data have been reclassified in prior periods to reflect discontinued operations.

Consolidated Statements of Income Data (in thousands, except per share data):

	Year Ended December 31,
	2006	2007	2008(1)	2009(1)	2010(2)(3)
Net revenue	$1,230,346	$1,394,928	$1,551,384	$1,416,770	$1,470,570

Operating expenses	1,006,928	1,165,166	1,267,380	1,198,573	1,283,118
Restructuring costs (4)	—	—	—	3,892	—
Impairment of intangible asset (5)	—	—	1,607	—	—

Total operating expenses	1,006,928	1,165,166	1,268,987	1,202,465	1,283,118

Operating income	223,418	229,762	282,397	214,305	187,452
Impairment of investments, net (6)	—	(690)	(17,741)	(2,076)	(4,999)
Loss from equity method investment (7)	—	—	—	(1,278)	(701)
Other income, net	15,730	18,674	14,761	3,547	6,417

Income from continuing operations before provision for income taxes	239,148	247,746	279,417	214,498	188,169
Provision for income taxes	80,014	84,431	91,469	62,892	60,840

Income from continuing operations	159,134	163,315	187,948	151,606	127,329
Income (loss) from discontinued operations, net of income tax (8)	(2,482)	86	(429)	7,689	(3,662)

Net income	156,652	163,401	187,519	159,295	123,667

Net loss attributable to noncontrolling interests	—	—	—	—	374

Net income attributable to shareholders	$156,652	$163,401	$187,519	$159,295	$124,041

Income per common share from continuing operations:
Basic	$1.36	$1.38	$1.58	$1.28	$1.07

Diluted	$1.34	$1.36	$1.56	$1.28	$1.06

Income (loss) per common share from discontinued operations:
Basic	$(0.02)	$—	$—	$0.07	$(0.03)

Diluted	$(0.02)	$—	$—	$0.06	$(0.03)

Net income per common share:
Basic	$1.34	$1.38	$1.58	$1.35	$1.05

Diluted	$1.32	$1.36	$1.56	$1.34	$1.04

Cash dividends declared per common share	$0.105	$0.19	$0.43	$0.58	$0.60

Weighted-average number of common shares outstanding:
Basic	116,780	118,459	118,792	118,007	118,692
Dilutive effect of stock options	1,755	1,494	1,305	762	984

Diluted	118,535	119,953	120,097	118,769	119,676

Consolidated Balance Sheet Data (in thousands):

	As of December 31,
	2006	2007	2008	2009	2010
Cash, cash equivalents, short-term and long-term investments	$435,671	$502,384	$608,437	$642,106	$638,297
Working capital (9)	412,711	599,980	512,855	541,101	519,999
Total assets	1,481,565	1,684,375	1,754,428	2,030,203	1,992,046
Long-term debt and capital lease obligations, including current portion (10)	75,159	—	—	—	—
Shareholders’ equity	952,900	1,150,096	1,180,996	1,346,127	1,289,010

(1)	We acquired companies in 2008 and 2009. Results of operations for these acquisitions are included in our consolidated results of operations as of and since the effective date of the acquisitions. For further details, see Note 2 in the notes to the consolidated financial statements.
(2)	We acquired controlling interests in two companies in 2010. Results of operations for these acquisitions are included in our consolidated results of operations as of and since the effective date of the acquisitions. For further details, see Note 2 in the notes to the consolidated financial statements.
(3)	In June 2010, we spun off our compound partnering business into a new independent, publicly traded company, Furiex Pharmaceuticals, Inc. For further details, see Note 18 in the notes to the consolidated financial statements.
(4)	For 2009, restructuring costs related to our reduction of the North America workforce in our Clinical Development Services segment.
(5)	For 2008, impairment of intangible asset related to the remaining unamortized value of our royalty interest in SinuNase.
(6)	For 2007, 2008, 2009 and 2010, impairment of investments, net, includes charges to earnings for other-than-temporary declines in the fair market value of our other investments. For further details, see Note 3 in notes to consolidated financial statements.
(7)	For 2009 and 2010, we recorded a loss of $1.3 million and $0.7 million, respectively, from equity method investment relating to Celtic Therapeutics Holdings, L.P. For further details, see Note 3 in the notes to the consolidated financial statements.
(8)	In 2009, we completed dispositions of Piedmont Research Center, LLC and PPD Biomarker Discovery Sciences, LLC. In 2010, we discontinued the operations of our wholly owned subsidiary PPD Dermatology, Inc. Results of operations for these dispositions are included in discontinued operations, net of provision for income tax. For further details, see Note 2 in the notes to consolidated financial statements.
(9)	Working capital equals current assets minus current liabilities.
(10)	For 2006, long-term debt includes $74.8 million that we borrowed to finance the construction of our new headquarters building and related parking facility in Wilmington, North Carolina.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis is provided to increase understanding of, and should be read in conjunction with, our consolidated financial statements and accompanying notes. In this discussion, the words “PPD”, “we”, “our” and “us” refer to Pharmaceutical Product Development, Inc., together with its subsidiaries where appropriate.

Forward-looking Statements

This Form 10-K contains forward-looking statements within the meaning of the federal securities laws. These statements relate to future events or our future financial performance. Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events or performance, expectations, predictions, assumptions and other statements that are not statements of historical facts. In some cases, you can identify forward-looking statements by terminology such as “might”, “will”, “should”, “expect”, “plan”, “anticipate”, “believe”, “estimate”, “predict”, “intend”, “potential” or “continue”, or the negative of these terms, or other comparable terminology. These statements are only predictions. These statements rely on a number of assumptions and estimates that could be inaccurate and that are subject to risks and uncertainties. Actual events or results might differ materially due to a number of factors, including those listed below in “Potential Volatility of Quarterly and Annual Operating Results and Stock Price” and above in “Part I, Item 1A. Risk Factors.” Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.

Executive Overview

Our revenues are dependent on a relatively small number of industries and clients. As a result, we closely monitor the market for our services. For a discussion of the trends affecting the market for our services, see “Item 1. Business – Trends Affecting the Drug Discovery and Development Industry”. In 2010, we experienced higher demand for our services than we did in 2009, which was a difficult year due primarily to lower-than-expected new business authorizations and record cancellations. We continue to believe in the fundamentals of the market. We expect many clinical trial sponsors to continue to narrow their drug discovery and development services vendor lists and outsource a greater percentage of their research and development budgets in the years ahead. We made steady progress in 2010 in recovering from the challenges of 2009. For 2011, we plan to continue to pursue and establish innovative and strategic client relationships, while enhancing our focus on execution and quality, to differentiate our company and create value for our clients and our shareholders. We also expect to expand the scope of our discovery services offerings through new technologies that should differentiate us from our competitors. Finally, we will continue the initiatives started in 2010 to improve productivity and control costs to achieve our 2011 financial objectives.

We review various metrics to evaluate our financial performance, including period-to-period changes in backlog, new authorizations, cancellation rates, revenue, revenue conversion, margins and earnings. In 2010, we had net authorizations, defined as new authorizations less cancellations and adjustments, of $1.8 billion, an increase of 71.3% over 2009. The cancellation rate for 2010 was 5.5% of average beginning backlog compared to 6.8% for 2009. As of December 31, 2010, backlog was $3.4 billion, up 14.3% from December 31, 2009. The average length of our contracts in backlog decreased to 34 months as of December 31, 2010 from 35 months as of December 31, 2009. Revenue conversion, defined as revenue divided by prior periods’ ending backlog, in 2010 averaged 10.7% compared to 10.2% in 2009.

Backlog by client type as of December 31, 2010 was 75.9% pharmaceutical, 17.1% biotech and 7.0% government/other, as compared to 68.8% pharmaceutical, 25.8% biotech and 5.4% government/other as of December 31, 2009. Net revenue by client type for the year ended December 31, 2010 was 76.9% pharmaceutical, 16.8% biotech and 6.3% government/other, compared to 66.3% pharmaceutical, 25.8% biotech and 7.9% government/other in 2009. The change in the composition of our backlog and net revenue from 2009 to 2010 was primarily a result of an increase in percentage of authorizations from pharmaceutical companies in 2010 and mergers of biotechnology clients into pharmaceutical companies.

For 2010, net revenue contribution by business segment was 76.4% from Clinical Development Services, 23.0% from Laboratory Services and 0.6% for Discovery Sciences, compared to net revenue contribution for the year ended December 31, 2009 of 78.7% from Clinical Development Services, 20.9% from Laboratory Services and 0.4% for Discovery Sciences. The change in the mix of net revenue was due primarily to the acquisition of BioDuro in late 2009. Our top therapeutic areas by net revenue for the year ended December 31, 2010 were oncology, circulatory/cardiovascular, endocrine/metabolic, infectious disease and central nervous system. For a detailed discussion of our revenue, margins, earnings and other financial results for the year ended December 31, 2010, see “Results of Operations – Year Ended December 31, 2009 versus Year Ended December 31, 2010” below.

Our operating margin for 2010 was 12.7% and reflects investments we have made in our Phase II-IV business, overhead and integration expenses from our acquisitions of Excel and BioDuro in China, start-up expenses associated with our cGMP lab in Ireland and call center in Eastern Europe, and investment in information technology and business development. We anticipate an improvement in operating margin in 2011 based on projected revenue growth and leveraging our existing infrastructure. We continue to focus on all selling, general and administrative, or SG&A, expenses and on driving efficiencies, while selectively investing for future growth and productivity gains.

Capital expenditures for the year ended December 31, 2010 totaled $62.5 million. These capital expenditures were primarily for computer software and scientific equipment for our laboratory units and leasehold improvements for our new Bulgaria and China facilities. We made these investments to support our businesses and to improve the efficiencies of our operations. For 2011, we expect to spend between $85 million and $95 million for capital expenditures, primarily for investments in information technology and new laboratory equipment as well as facility expansions and improvements.

As of December 31, 2010, we had $638.3 million of cash, cash equivalents and short- and long-term investments. In 2010, we generated $247.7 million in cash from operations. The number of days’ revenue outstanding in accounts receivable and unbilled services, net of unearned income, also known as DSO, was 22 and 31 days as of December 31, 2010 and 2009, respectively. DSO decreased in 2010 due to improved cash collections, the mix of contracts performed, and their payment terms. We plan to continue to monitor DSO and the various factors that affect it. However, we expect

DSO will continue to fluctuate in the future depending on contract terms, the mix of contracts performed and our success in collecting receivables.

In May 2010, as previously disclosed, we discontinued the operations of our wholly owned subsidiary PPD Dermatology, Inc. due to unfavorable efficacy data associated with the MAG 131 program. In June 2010, we spun off our compound partnering business into a new independent, publicly traded company, Furiex Pharmaceuticals, Inc.

New Business Authorizations and Backlog

We add new business authorizations, which are sales of our services, to backlog when we enter into a contract or letter of intent or receive a verbal commitment. Authorizations have and will continue to vary significantly from quarter to quarter and contracts generally have terms ranging from several months to several years. We recognize revenue on these authorizations as services are performed. Our new authorizations for the years ended December 31, 2008, 2009 and 2010 were $2.7 billion, $1.9 billion and $2.5 billion, respectively.

The dollar amount of our backlog consists of anticipated future net revenue from contracts, letters of intent and verbal commitments we consider highly reliable, that either have not started but are anticipated to begin in the future, or are in process and have not been completed. As of December 31, 2010, the remaining duration of the contracts in our backlog ranged from one to 96 months, with a weighted-average duration of 34 months. The weighted-average duration of the contracts in our backlog will fluctuate from period to period in the future based on the contracts constituting our backlog at any given time. The dollar amount of our backlog excludes net revenue that has been recognized previously in our statements of income and is adjusted each quarter for foreign currency fluctuations. Our backlog as of December 31, 2008, 2009 and 2010 was $3.2 billion, $3.0 billion and $3.4 billion, respectively. For various reasons discussed in “Item 1. Business – Backlog”, our backlog might never be fully recognized as net revenue and is not necessarily a meaningful predictor of future performance.

Results of Operations

Revenue Recognition

We generally enter into contracts with customers to provide services with payments based on fixed and variable fee arrangements. We recognize revenue for services, as rendered, only after persuasive evidence of an arrangement exists, the sales price is determinable and collectability is reasonably assured. Once the above criteria have been met, we recognize revenue for the services provided based on the proportional performance methodology which determines the proportion of outputs or performance obligations which have been completed or delivered compared to the total contractual outputs or performance obligations. Under a small number of customer contracts, a portion of the payments owed to us are contingent upon successful achievement of performance standards or research and development success milestones. These payments are not included in the total contract value used for the proportional performance calculations until the achievement of the performance standard or milestone is reasonably assured. If we determine that a loss will result from the performance of a contract, we charge the entire amount of the estimated loss against income in the period in which such determination is made.

For most clinical trial related service contracts in our Clinical Development Services segment and our Laboratory Services segment, we base measurement of performance on a comparison of direct costs through that date to estimated total direct costs to complete the contract. Direct costs relate primarily to the amount of labor and related overhead costs for the delivery of services. We believe this is the best indicator of the performance of the contractual obligations. Changes in the estimated total direct costs to complete a contract without a corresponding proportional change to the contract value result in a cumulative adjustment to the amount of revenue recognized in the period in which the change in estimate is determined. For time-and-material contracts, we recognize revenue as hours are worked, multiplied by the applicable hourly rate.

Additionally, the Laboratory Services segment enters into arrangements in which the performance obligation is a specified laboratory test. We recognize revenue under these arrangements based upon the number of samples tested times the contracted unit price.

In the event of changes in the scope, nature, duration, or volume of services of the contract with a client, we negotiate to modify our existing contract or establish a new contract to reflect the changes. We recognized renegotiated amounts as revenue by revision to the total contract value resulting from the renegotiated contract.

We often offer volume rebates to our large customers based on annual volume thresholds. We record an estimate of the annual volume rebate as a reduction of revenue throughout the period based on the estimated total rebate to be earned for the period.

In connection with the management of clinical trials, we pay, on behalf of our clients, fees to investigators and test subjects as well as other out-of-pocket costs for items such as travel, printing, meetings and couriers. Our clients reimburse us for these costs. Amounts paid by us as a principal for out-of-pocket costs are included in direct costs and the reimbursements we receive as a principal are reported as reimbursed revenue. In our statements of income, we combine amounts paid by us as an agent for out-of-pocket costs with the corresponding reimbursements, or revenue, we receive as an agent. During the years ended December 31, 2008, 2009 and 2010, fees paid to investigators and other fees we paid as an agent and the associated reimbursements were approximately $319.0 million, $330.4 million and $380.7 million, respectively.

Most of our contracts can be terminated by our clients either immediately or after a specified period following notice. These contracts typically require the client to pay us the fees earned through the termination date, the fees and expenses to wind down the study and, in some cases, a termination fee or some portion of the fees or profit that we could have earned under the contract if it had not been terminated early. Therefore, revenue recognized prior to cancellation generally does not require a significant adjustment upon cancellation.

Prior to June 2010, the Discovery Sciences segment generated revenue from our compound partnering business in the form of upfront payments, development and regulatory milestone payments, and royalties. Upfront payments were generally paid within a short period of time following the execution of an out-license and collaboration agreement. Milestone payments were typically one-time payments to us triggered by the collaborator’s achievement of specified development and regulatory events such as the commencement of Phase III trials or regulatory submission or approval. Royalties were payments received by us based on net product sales of a collaboration. We recognized these various forms of payment from our collaborators when the event which triggered the obligation of payment had occurred, there were no further obligations on our part in connection with the payment and collection was reasonably assured.

Recording of Expenses

We generally record our operating expenses among the following categories:

•	direct costs;

•	research and development, or R&D;

•	selling, general and administrative or SG&A; and

•	depreciation and amortization.

Direct costs consist of amounts necessary to carry out the revenue and earnings process, and include direct labor and related benefit charges, other costs directly related to contracts, an allocation of facility and information technology costs, and reimbursable out-of-pocket expenses. Direct costs, as a percentage of net revenue, will fluctuate from one period to another as a result of changes in labor utilization and the mix of service offerings involved in the hundreds of studies being conducted during any period of time.

R&D expenses for the Clinical Development Services and Laboratory Services segments consist of labor and related benefits charges, materials, supplies and technology costs related to the development of new services offerings for customers. R&D costs for the Discovery Sciences segment consist primarily of costs associated with preclinical studies and the clinical trials of our product candidates, development materials, patent costs, labor and related benefit charges associated with personnel performing research and development work, supplies associated with this work, consulting services and an allocation of facility and information technology costs.

SG&A expenses consist primarily of administrative payroll and related benefit charges, sales, advertising and promotional expenses, recruiting and relocation expenses, training costs, administrative travel, an allocation of facility and information technology costs and costs related to operational employees performing administrative tasks.

Depreciation and amortization expenses consist of facility and equipment depreciation and amortization of intangible assets.

We record property and equipment in our financial statements at cost less accumulated depreciation. We record depreciation expense using the straight-line method, based on the following estimated useful lives:

Buildings	20-40 years
Furniture and equipment	5-10 years
Computer equipment and software	2-5 years
Aircraft	30 years

We depreciate leasehold improvements over the shorter of the respective lives of the leases or the useful lives of the improvements.

Year Ended December 31, 2009 versus Year Ended December 31, 2010

The following table sets forth amounts from our consolidated financial statements along with the dollar and percentage change for the full year of 2009 compared to the full year of 2010.

(in thousands, except per share data)	Year Ended December 31,
	2009	2010	$ Inc (Dec)	% Inc (Dec)
Net revenue:
Service revenue	$1,315,767	$1,363,056	$47,289	3.6
Reimbursed revenue	101,003	107,514	6,511	6.4

Total net revenue	1,416,770	1,470,570	53,800	3.8
Direct costs	731,755	763,292	31,537	4.3
Research and development expenses	13,339	16,733	3,394	25.4
Selling, general and administrative expenses	389,624	437,955	48,331	12.4
Depreciation and amortization	63,855	65,138	1,283	2.0
Restructuring costs	3,892	—	(3,892)	(100.0)

Operating income	214,305	187,452	(26,853)	(12.5)
Impairment of investments	(2,076)	(4,999)	(2,923)	(140.8)
Loss from equity method investment	(1,278)	(701)	577	(45.1)
Interest and other income, net	3,547	6,417	2,870	80.9

Income from continuing operations before provision for income taxes	214,498	188,169	(26,329)	(12.3)
Provision for income taxes	62,892	60,840	(2,052)	(3.3)

Income from continuing operations	151,606	127,329	(24,277)	(16.0)
Income (loss) from discontinued operations, net of income taxes	7,689	(3,662)	(11,351)	(147.6)

Net income	159,295	123,667	(35,628)	(22.4)
Net loss attributable to noncontrolling interests	—	374	374	NC

Net income attributable to shareholders	$159,295	$124,041	$(35,254)	(22.1)

Income per diluted share from continuing operations	$1.28	$1.06	$(0.22)	(17.2)

Income per diluted share from discontinued operations	$0.06	$(0.03)	$(0.09)	(150.0)

Net income per diluted share	$1.34	$1.04	$(0.30)	(22.4)

Total net revenue increased $53.8 million to $1.5 billion in 2010. Service revenue was $1.4 billion, which accounted for 92.7% of total net revenue for 2010. The $47.3 million increase in service revenue was attributable to a $38.5 million increase in net revenue from our Laboratory Services segment and a $7.1 million increase in net revenue from our Clinical Development Services segment. The increase in net revenue from our Laboratory Services segment was primarily related to the BioDuro acquisition in late 2009. The increase in net revenue from our Clinical Development Services segment was related to a 71.3% increase in net authorizations from 2009 and a $14.6 million increase in net revenue in our Asia Pacific services related to growth in the region and our acquisition of Excel in late 2009. In 2009 and 2010, we recognized revenue of $6.3 million and $8.0 million, respectively, from the compound partnering business in our Discovery Sciences segment, which we spun off in June 2010. In 2010, the U.S. dollar strengthened relative to the euro and pound sterling. Converting our 2010 euro and pound sterling net revenue at average 2009 exchange rates, our Clinical Development Services segment net revenue for 2010 would have been $7.1 million higher.

Total direct costs increased $31.5 million to $763.3 million in 2010. The increase was mainly attributable to a $21.8 million increase in personnel costs, a $9.4 million increase in supply costs related to our laboratories, a $6.5 million increase in reimbursable out-of-pocket expenses, a $3.5 million reduction in research credits and a $2.1 million increase in contract labor and consulting. These costs were partially offset by a foreign currency hedging gain of $7.1 million in 2010 compared to a foreign currency hedging loss of $4.4 million in 2009. The increase in personnel costs was due to a $6.3 million increase in incentive compensation expense and a $15.5 million increase in personnel costs due to headcount growth to support revenue growth.

R&D expenses increased $3.4 million to $16.7 million in 2010. The increase in R&D expense was primarily due to development costs associated with the two therapeutic compounds acquired from Janssen Pharmaceutica in November 2009 that were part of the compound partnering business in the Discovery Sciences segment. The majority of our R&D expenses were associated with our Discovery Sciences segment, which we spun off in June 2010.

SG&A expenses increased $48.3 million to $438.0 million in 2010. The increase in SG&A expenses was primarily related to a $30.5 million increase in personnel costs, a $5.2 million increase in facility costs primarily related to building impairment and lease termination costs, a $3.5 million reduction in research credits, a $2.6 million increase in non-billable travel and training costs, a $2.0 million increase in contract labor and subcontractor costs and a $1.8 million increase in recruitment and relocation, partially offset by a $2.7 million decrease in bad debt expense. More personnel related to acquired entities resulted in a $10.5 million increase in personnel costs, and the remainder of the increase was due to a decrease in utilization along with growth and expansion of our business.

Depreciation and amortization expense increased $1.3 million to $65.1 million in 2010, primarily because of property and equipment we acquired to accommodate growth.

Restructuring costs were $3.9 million in 2009 because of our July 2009 workforce reduction in North America by approximately 270 employees. We did not incur restructuring costs in 2010.

Impairment of investments in 2009 consisted of impairments of various investments in our short-term investment portfolio of $2.1 million. For 2010, we recorded $5.0 million of impairments due to an other-than-temporary decline in the value of several of our other investments. These impairments were based on the overall market conditions and the financial performance and estimated fair values of the individual investments held by each fund.

Loss from equity investment decreased by $0.6 million to $0.7 million in 2010. The decrease is attributable to the change in the net asset value of our investment in Celtic Therapeutics Holdings, L.P.

Interest and other income, net increased $2.9 million to $6.4 million in 2010. Changes in exchange rates from the time we recognize revenue until the client pays resulted in a net loss of $0.9 million in 2010, down from a net loss of $3.0 million in 2009.

Our provision for income taxes from continuing operations decreased $2.1 million to $60.8 million in 2010. Our effective income tax rate for 2010 was 32.3% compared to 29.3% for 2009. The increase in our effective tax rate was primarily attributable to $3.8 million of tax expense in 2010 related to a valuation allowance for deferred tax assets associated with the compound partnering spin-off.

In 2010, we incurred a loss from discontinued operations, net of income taxes of $3.7 million. This loss was attributable to discontinuing the operations of our wholly-owned subsidiary, PPD Dermatology, Inc. In 2009, we recognized $7.7 million in income from discontinued operations, net of income taxes in relation to the disposition of Piedmont Research Center, LLC, and PPD Biomarker Discovery Sciences, LLC. We recognized a net gain from the sale of businesses of $21.5 million, net of provision for income taxes in 2009 related to these dispositions. As a result, these business units have been shown as discontinued operations for 2009 and 2010.

Net income of $124.0 million in 2010 represents a decrease of 22.1% from $159.3 million in 2009. Net income per diluted share of $1.04 in 2010 represents a 22.4% decrease from $1.34 net income per diluted share in 2009. Net income changed for various reasons as explained above.

Year Ended December 31, 2008 versus Year Ended December 31, 2009

The following table sets forth amounts from our consolidated financial statements along with the dollar and percentage change for the full year of 2008 compared to the full year of 2009. The information below has been reclassified to reflect discontinued operations.

(in thousands, except per share data)	Year Ended December 31,
	2008	2009	$ Inc (Dec)	% Inc (Dec)
Net revenue:
Service revenue	$1,434,252	$1,315,767	$(118,485)	(8.3)%
Reimbursed revenue	117,132	101,003	(16,129)	(13.8)

Total net revenue	1,551,384	1,416,770	(134,614)	(8.7)
Direct costs	807,170	731,755	(75,415)	(9.3)
Research and development expenses	7,621	13,339	5,718	75.0
Selling, general and administrative expenses	393,439	389,624	(3,815)	(1.0)
Depreciation and amortization	59,150	63,855	4,705	8.0
Restructuring costs	—	3,892	3,892	NC
Impairment of intangible asset	1,607	—	(1,607)	(100.0)

Operating income	282,397	214,305	(68,092)	(24.1)
Impairment of investments, net	(17,741)	(2,076)	15,665	88.3
Loss from equity method investment	—	(1,278)	(1,278)	NC
Interest and other income, net	14,761	3,547	(11,214)	(76.0)

Income from continuing operations before provision for income taxes	279,417	214,498	(64,919)	(23.2)
Provision for income taxes	91,469	62,892	(28,577)	(31.2)

Income from continuing operations	187,948	151,606	(36,342)	(19.3)
Income (loss) from discontinued operations, net of income taxes	(429)	7,689	8,118	1892.3

Net income	$187,519	$159,295	$(28,224)	(15.1)

Income per diluted share from continuing operations	$1.56	$1.28	$(0.28)	(17.9)

Income per diluted share from discontinued operations	$—	$0.06	$0.06	NC

Net income per diluted share	$1.56	$1.34	$(0.22)	(14.1)

Total net revenue decreased $134.6 million to $1.4 billion in 2009. Service revenue was $1.3 billion, which accounted for 92.9% of total net revenue for 2009. The $118.5 million decrease in service revenue was attributable to a $117.1 million decrease in net revenue from our Clinical Development Services segment, offset by a $10.7 million increase in net revenue from our Laboratory Services segment. The increase in net revenue from our Laboratory Services segment was primarily related to the Vaccine Laboratory acquisition in late 2008 and BioDuro acquisition in late 2009. The decrease in Clinical Development Services segment net revenue was related to our high cancelation rate and a 43% decrease in net authorizations in 2009. In 2009 and 2008, we recognized revenue of $6.3 million and $18.4 million, respectively, in our Discovery Sciences segment, which we spun off in June 2010. Converting our 2009 euro and pound sterling net revenue at average 2008 exchange rates, our Clinical Development Services segment net revenue for 2009 would have been $15.0 million higher.

Total direct costs decreased $75.4 million to $731.8 million in 2009. The decrease was mainly attributable to a $39.9 million decrease in personnel costs, a $17.4 million decrease in contract labor and subcontractor costs, a $16.1 million decrease in reimbursable out-of-pocket expenses and a $9.1 million increase in research credits recognized in 2009. Of the $9.1 million increase in research credits, $4.9 million was related to expenses incurred in 2008. The direct costs decrease was also attributable to a foreign currency hedging loss of $4.4 million in 2009 compared to a foreign currency hedging loss of $7.3 million in 2008.

R&D expenses increased $5.7 million to $13.3 million in 2009. The increase in R&D expense was primarily due to development costs associated with the two therapeutic compounds acquired from Janssen Pharmaceutica in November 2009 that were part of the Discovery Sciences segment. The majority of our R&D expenses were associated with our Discovery Sciences segment which was spun off in June 2010.

SG&A expenses decreased $3.8 million to $389.6 million in 2009. The decrease in SG&A expenses was primarily related to a $5.6 million decrease in recruitment and relocation costs, a $2.9 million decrease in non-billable travel costs and a $1.4 million decrease in bad debt expense, partially offset by a $6.0 million increase in investment banking, legal and accounting expenses, primarily related to our acquisitions and spin-off.

Depreciation and amortization expense increased $4.7 million to $63.9 million in 2009 related to property and equipment we acquired to accommodate growth.

Restructuring costs were $3.9 million in 2009. In July 2009, we reduced our Development segment workforce in North America by approximately 270 employees.

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

In October 2009, we committed to invest up to $102.7 million in Celtic Therapeutics Holdings, L.P. As of December 31, 2009, we had invested a total of $32.7 million of the aggregate commitment. We account for this investment under the equity method of accounting. For 2009, we recognized a loss from equity investment of $1.3 million. As of December 31, 2009, our investment balance in Celtic was $31.4 million.

Interest and other income, net decreased $11.2 million to $3.5 million in 2009. This decrease was due primarily to an $11.5 million decrease in interest income as a result of lower interest rates earned on cash balances. Changes in exchange rates from the time we recognize revenue until the client pays also resulted in a net loss on foreign currency transactions of $3.0 million for 2009, down from a net loss of $3.8 million in 2008.

Our provision for income taxes from continuing operations decreased $28.6 million to $62.9 million in 2009. Our effective income tax rate for 2008 was 32.7% compared to 29.3% for 2009. The effective tax rate for 2009 was positively impacted by a shift in the geographical mix of our pre-tax earnings to the European and Asian tax jurisdictions, the receipt of nontaxable foreign research credits and the reduction in liabilities for uncertain tax positions in 2009.

The income from discontinued operations, net of income taxes was $7.7 million in 2009. In May 2009, we completed the disposition of substantially all of the assets of Piedmont Research Center, LLC. Piedmont Research Center provided preclinical research services. In December 2009, we completed the disposition of our wholly owned subsidiary PPD Biomarker Discovery Sciences, LLC. PPD Biomarker Discovery Sciences provided biomarker discovery services and participant sample analysis. We recognized a net gain from the sale of business of $21.5 million, net of provision for income taxes in 2009 related to these dispositions. In May 2010, we discontinued the operations of our wholly owned subsidiary PPD Dermatology, Inc. due to unfavorable efficacy data associated with the MAG-131 program. As a result, these business units have been shown as discontinued operations for 2009.

Net income of $159.3 million in 2009 represents a decrease of 15.1% from $187.5 million in 2008. Net income per diluted share of $1.34 in 2009 represents a 14.1% decrease from $1.56 net income per diluted share in 2008. Net income changed for various reasons as explained above.

Liquidity and Capital Resources

As of December 31, 2010, we had $479.6 million of cash and cash equivalents and $80.0 million of short-term investments. We invest our cash and cash equivalents and short-term investments in bank deposits, financial instruments that are issued or guaranteed by the U.S. government and municipal debt obligations. Our expected primary cash needs are for capital expenditures, expansion of services, possible acquisitions, investments, geographic expansion, dividends, working capital and other general corporate purposes. We have historically funded our operations, dividends and growth, including acquisitions, primarily with cash flow from operations.

We held approximately $88.6 million and $78.7 million, net of unrealized losses, in auction rate securities at December 31, 2009 and 2010, respectively. Our portfolio of investments in auction rate securities consists principally of interests in government-guaranteed student loans, insured municipal debt obligations and municipal preferred auction rate securities. We classified our entire balance of auction rate securities as long-term investments as of December 31, 2010 due to continuing uncertainties about the liquidity in the auction rate securities market. We also recorded unrealized losses on these investments of $21.3 million and $14.2 million as of December 31, 2009 and 2010, respectively. We concluded that this impairment was temporary because of our ability and intent to hold the auction rate securities until the fair value recovers. We will continue to seek to liquidate these investments at par value and will review the classification and valuation of these securities on a quarterly basis.

In 2010, our operating activities provided $247.7 million in cash as compared to $253.0 million for the same period last year. The change in operating cash flow was due primarily to lower net income in 2010 compared to 2009 partially offset by the gain on sale of business of $21.5 million in 2009, a decrease in impairment of intangible of $10.4 million and changes in operating cash receipts and payments totaling $11.4 million. The change in adjustments for accruals of expected future operating cash receipts and payments includes current income taxes of $31.0 million, prepaid expenses and investigator advances of $11.1 million, other accrued expenses and deferred rent of $5.9 million and other assets of $1.7 million. The change in adjustments to deferrals of past operating cash receipts and payments includes unearned income of ($23.8) million, payables to investigators of ($9.6) million and accounts receivable and unbilled of ($4.9) million. Fluctuations in receivables and unearned income occur on a regular basis as we perform services, achieve milestones or other billing criteria, send invoices to clients and collect outstanding accounts receivable. This activity varies by individual client and contract. We attempt to negotiate payment terms that provide for payment of services prior to or soon after the provision of services, but the levels of unbilled services and unearned revenue can vary significantly from period to period.

In 2010, our investing activities used $16.7 million in cash. We used cash of $63.3 million to purchase investments, $62.5 million for capital expenditures, $23.1 million for acquisitions and $19.2 million for loan advances. These amounts were offset by maturity and sale of investments of $133.6 million, changes in restricted cash of $7.5 million, proceeds from the sale of investment of $4.7 million, additional proceeds from the sale of business of $3.5 million and loan repayments of $2.0 million. Our capital expenditures in 2010 primarily consisted of $31.3 million for computer software and hardware, $17.1 million for various facility improvements and furnishings and $14.1 million for additional scientific equipment for our laboratory units. We expect our capital expenditures in 2011 will be approximately $85 million to $95 million, primarily for investments in information technology , new laboratory equipment as well as facility expansions and improvements.

In 2010, our financing activities used $155.9 million of cash. The biggest difference from 2009 was our contribution of $100.0 million of cash and cash equivalents to Furiex in the compound partnering spin-off. In 2010, we paid $71.3 million of dividends to shareholders, which were partially offset by proceeds of $15.1 million from stock option exercises and purchases under our employee stock purchase plan.

The following table sets forth amounts from our consolidated balance sheet affecting our working capital along with the dollar amount of the change from 2009 to 2010.

	December 31,
(in thousands)	2009	2010	$ Inc (Dec)
Current assets:
Cash and cash equivalents	$408,903	$479,574	$70,671
Short-term investments	144,645	79,976	(64,669)
Accounts receivable and unbilled services, net	429,670	435,876	6,206
Income tax receivable	16,887	12,327	(4,560)
Investigator advances	13,980	16,032	2,052
Prepaid expenses	24,458	24,535	77
Deferred tax assets	26,068	30,910	4,842
Cash held in escrow	12,415	10,304	(2,111)
Other current assets	55,115	44,172	(10,943)

Total current assets	$1,132,141	$1,133,706	$1,565

Current liabilities:
Accounts payable	$34,005	$29,858	$(4,147)
Payables to investigators	54,428	56,612	2,184
Accrued income taxes	4,043	1,918	(2,125)
Other accrued expenses	200,720	208,128	7,408
Unearned income	297,844	317,191	19,347

Total current liabilities	$591,040	$613,707	$22,667

Working capital	$541,101	$519,999	$(21,102)

Working capital as of December 31, 2010 was $520.0 million, compared to $541.1 million at December 31, 2009. The decrease in working capital was due primarily to an increase in unearned income of $19.3 million and a decrease in other current assets of $10.9 million offset by a net increase in cash and short term investments of $6.0 million. During 2010, we contributed $100.0 million of cash and cash equivalents to Furiex in the compound partnering spin-off which was offset by cash generated in the normal course of business.

For the year ended December 31, 2010, DSO was 22 days, compared to 31 days for the year ended December 31, 2009. We calculate DSO by dividing accounts receivable and unbilled services less unearned income by average daily gross revenue for the applicable period. DSO will continue to fluctuate in the future depending on contract terms, the mix of contracts performed within a period, the levels of investigator advances and unearned income, and our success in collecting receivables.

We maintain a defined benefit pension plan for certain employees and former employees in the United Kingdom, or U.K. This pension plan was closed to new participants as of December 31, 2002. In December 2009, we amended the plan effective January 1, 2010. As amended, participants are entitled to receive benefits previously accrued, which are based on expected pay at retirement and number of years of service through January 1, 2010, but will received no additional credit for future years. The projected benefit obligation for the benefit plan at December 31, 2009 and December 31, 2010, was $58.3 million and $59.3 million, respectively, and the value of the plan assets was $42.8 million and $48.3 million, respectively. As a result, the plan was under-funded by $15.4 million in 2009 and by $11.0 million in 2010. The amount of contributions to the plan for the years ended December 31, 2009 and 2010 were $3.4 million and $2.8 million, respectively. We expect the pension cost to be recognized in our financial statements to decrease from the $1.8 million in 2010 to approximately $1.1 million in 2011. The expense to be recognized in future periods could increase or decrease depending upon the change in the fair market value of the plan assets. A decrease in the market value of plan assets and/or declines in interest rates are likely to cause the amount of the under-funded status to increase. After completion of the actuarial valuations in 2011, we could be required to record an additional reduction to shareholders’ equity. In connection with the plan, we recorded a decrease to shareholders’ equity in 2009 of $1.7 million and an increase of $2.1 million in 2010. Given the impact that the discount rate and stock market performance have on the projected benefit obligation and market value of plan assets, future changes in either one of these factors could significantly reduce or increase the amount of our pension plan under-funding.

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

In 2008, our board of directors approved a stock repurchase program authorizing us to repurchase up to $350.0 million of our common stock from time to time in the open market. We adopted a share repurchase program in view of the price at which our stock was trading at the time of the adoption of the program, the strength of our balance sheet and our ability to generate cash, and in order to minimize earnings dilution from future equity compensation awards. During the year ended December 31, 2008, we repurchased approximately 2,435,000 shares of our common stock for an aggregate purchase price, including broker commissions, of $89.3 million at an average price per share of $36.68. During 2009 and 2010, we did not repurchase any shares of our common stock. As of December 31, 2010, $260.7 million remained available for share repurchases under the stock repurchase program. On February 14, 2011, we entered into an accelerated share repurchase arrangement with Barclays Capital Inc. under which we expect to use approximately $200.0 million of the remaining amount to repurchase additional shares of our common stock.

In late 2009, we committed to invest up to $102.7 million in Celtic Therapeutics Holdings L.P. Celtic is an investment partnership organized for the purpose of identifying, acquiring and investing in a diversified portfolio of novel therapeutic product candidates, with a focus on mid-stage compounds that have progressed through human proof of concept studies that are targeted to address unmet medical needs. As of December 31, 2010, we had invested a total of $32.7 million of the aggregate commitment and had an investment balance of $30.7 million, which includes cumulative equity method investment losses to date. We expect to invest the remainder of our commitment over a period of three years.

In 2010, we entered into a non-revolving line of credit agreement to loan Celtic Pharma Development Services Bermuda Ltd., a subsidiary of Celtic Pharmaceutical Holdings L.P., up to $18.0 million to finance trade payables in connection with a specified drug candidate. Celtic Pharma Development Services Bermuda Ltd. has appointed us to conduct certain clinical studies on the specified drug candidate. Principal and interest are due and payable no later than June 30, 2013 and are secured by a guarantee of an affiliate of the borrower. As of December 31, 2010, we had advanced $9.2 million to the borrower.

As of December 31, 2010, we had commitments to invest up to an aggregate additional $10.8 million in four venture capital funds and $1.7 million in other investments. For further details, see Note 3 in the notes to consolidated financial statements.

As of December 31, 2010, the total gross unrecognized tax benefits were $30.0 million and of this total, $14.5 million is the amount that, if recognized, would reduce our effective tax rate. We believe that it is reasonably possible that the total amount of unrecognized tax benefits could decrease by up to $1.7 million within the next twelve months due to the settlement of audits and the expiration of the statutes of limitations.

Our policy for recording interest and penalties associated with tax audits is to record them as a component of provision for income taxes. As of December 31, 2010, we accrued $4.1 million of interest and $0.9 million of penalties with respect to uncertain tax positions. To the extent these interest and penalties are not assessed, we will reduce amounts accrued and reflect them as a reduction of the overall income tax provision.

We analyzed filing positions in all of the significant federal, state and foreign jurisdictions where we are required to file income tax returns, as well as open tax years in these jurisdictions. The only periods subject to examination by the major tax jurisdictions where we do business are the 2007 through 2010 tax years. Various foreign and state income tax returns are under examination by taxing authorities. We do not believe that the outcome of any examination will have a material impact on our financial condition or results of operations.

Under most of our agreements for services, we typically agree to indemnify and defend the sponsor against third-party claims based on our negligence or willful misconduct. Any successful claims could have a material adverse effect on our financial statements.

We expect to continue expanding our operations through internal growth, strategic acquisitions and investments. We expect to fund these activities, the payment of future cash dividends and repurchases of stock from existing cash, cash flows from operations and, if necessary or appropriate, borrowings under our future credit facilities. We believe that these sources of liquidity will be sufficient to fund our operations, dividends and stock repurchases, if any, for the foreseeable future. From time to time, we evaluate potential acquisitions, investments and other growth and strategic opportunities that might require additional external financing, and we might seek funds from public or private issuances of equity or debt securities. While we believe we have sufficient liquidity to fund our operations for the foreseeable future, our sources of liquidity and ability to pay dividends or repurchase our stock could be affected by current and anticipated difficult economic conditions; our dependence on a small number of industries and clients; compliance with regulations; reliance on key personnel; breach of contract, personal injury or other tort claims; international risks; environmental or intellectual property claims; or other factors described under “Item 1A. Risk Factors”, in this Item 7 under the subheadings “Contractual Obligations”, “Critical Accounting Policies and Estimates”, “Potential Liability and Insurance”, “Potential Volatility of Quarterly Operating Results and Stock Price” and under “Item 7A. Quantitative and Qualitative Disclosures about Market Risk”.

Contractual Obligations

As of December 31, 2010, future minimum payments on all our contractual obligations for years subsequent to December 31, 2010 were as follows:

	Payments Due by Period (in thousands)
	2011	2012 - 2013	2014 - 2015	2016 and thereafter	Total
Operating leases	$52,298	$77,922	$50,201	$95,234	$275,655
Less: sublease income	(398)	(282)	—	—	(680)

Total leases, net	51,900	77,640	50,201	95,234	274,975
Acquisition liabilities	10,304	4,164	—	—	14,468
Software license payments	4,212	4,212	—	—	8,424

Total	$66,416	$86,016	$50,201	$95,234	$297,867

Contractual obligations as of December 31, 2010 without a specified maturity date were as follows:

Venture capital funds capital commitment	$10,760
Celtic Therapeutics capital commitment	70,000
Other investments capital commitment	1,722
Celtic Pharmaceutical credit agreement	8,800
U.K. pension	10,989
Gross unrecognized tax liability	29,967

Total	$132,238

We have a contractual obligation to repurchase the minority interests of our BioDuro Biologics subsidiary at fair value that is exercisable by the minority interest holders in 2016.

In February 2011, we entered into an accelerated share repurchase program and were required to pay $200.0 million for the repurchase of shares and $1.3 million in prepaid dividends upon signing of the agreement.

Off-balance Sheet Arrangements

From time to time, we cause letters of credit to be issued to provide credit support for guarantees, contractual commitments and insurance policies. The fair values of the letters of credit reflect the amount of the underlying obligation and are subject to fees competitively determined in the marketplace. As of December 31, 2010, we had four letters of credit outstanding for a total of $1.8 million. We have no other off-balance sheet arrangements except for operating leases entered into in the normal course of business.

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

Revenue Recognition

We record the majority of our revenues on a proportional performance basis. To measure performance on a given date, we compare direct costs through that date to estimated total direct costs to complete the contract. Direct costs relate primarily to the amount of labor and related overhead costs for the delivery of services. We believe this is the best indicator of the performance of the contractual obligations.

Our contracts are generally based on a fixed fee or variable pricing models and have a duration of a few months to ten years. The contract value for a fixed fee contract equals the agreed-upon aggregate amount of the fixed fees. We measure the contract value for variable pricing models using the estimated units (number of patients to be dosed or study sites to be initiated, for example) to be completed and the agreed-upon unit prices. As part of the client proposal and contract negotiation process, we develop a detailed project budget for the direct costs based on the scope of the work, the complexity of the study, the geographic locations involved and our historical experience. We then establish the individual contract pricing based on our internal pricing guidelines, discount agreements, if any, and negotiations with the client.

Contracts with the same customer generally are not linked, although contracts for some large customers involve annual or multi-year pricing agreements, which generally provide for specified discounts with periodic rate increases or other price adjustment mechanisms. We negotiate pricing for each project individually, based on the scope of the work, and any discounts and rate increases are reflected within the contract for the project. Other large customers negotiate rebates based on the volume of services purchased. These agreements are generally negotiated at the beginning of each year and require a one-time rebate in the following year based upon the volume of services purchased or recognized during the relevant year. We record an estimate of the annual volume rebate as a reduction of revenues throughout the period based on the estimated total rebate to be earned for the period.

Generally, we base payment terms on the passage of time, the monthly completion of units or non-contingent project milestones that represent progression of the project plan, such as contract signing, site initiation and database lock. The timing of payments can vary significantly. We attempt to negotiate payment terms which provide for payment of services prior to or within close proximity to the provision of services, but the levels of unbilled services and unearned revenue varies significantly.

Most of our contracts can be terminated by our clients either immediately or after a specified period following notice. These contracts typically require the client to pay us the fees earned through the date of termination, the fees and expenses to wind down the study, and, in some cases, a termination fee or some portion of the fees or profit that we could have earned under the contract if it had not been terminated early. Therefore, revenue recognized prior to cancellation generally does not require a significant adjustment upon cancellation.

Each month we accumulate direct costs on each project and compare them to the total current estimated direct costs to complete the project in order to determine the percentage-of-completion. We then multiply this percentage by the contract value to determine the amount of revenue that can be recognized. This process includes, among other things:

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

•	a comparison of the fees invoiced and collected compared to revenue recognized;

•	a review of experience on projects recently completed or currently running; and

•	a review of specific client and industry changes.

As a result, we might determine that our previous estimates of contract value or direct costs need to be revised based upon the new information. In addition, a change in the scope of work generally results in the negotiation of contract modifications to increase or decrease the contract value along with an associated increase or decrease in the estimated total direct costs to complete. If a client does not agree to a contract modification, we could bear the risk of cost overruns. We include contract values and modifications to contract values in the calculation of revenue when we believe that realization is reasonably assured and we have appropriate evidence of arrangement.

If we determine that a loss will result from the performance of a contract, we change the entire amount of the estimated loss against income in the period in which such determination is made. The payment terms for our contracts do not necessarily coincide with the recognition of revenue. We record unbilled services for revenue recognized to date that are not then billable under the relevant customer agreement. Conversely, we record unearned income for cash received from customers for which revenue has not been recognized at the balance sheet date.

In 2010 and some prior years, we had to commit unanticipated resources to complete projects, resulting in lower gross margins on those projects. We might experience similar situations in the future. Increases in the estimated total direct costs to complete a contract without a corresponding proportional increase to the contract value result in a cumulative adjustment to the amount of revenue recognized in the period the change in estimate is determined. Should our estimated direct costs to complete a fixed price contract prove to be low, gross margins could be materially adversely affected, absent our ability to negotiate a contract modification. Historically, the majority of our estimates and assumptions have been materially correct, but these estimates might not continue to be accurate in the future. A hypothetical increase of 1% in the total estimated remaining project direct costs to complete, without a corresponding proportional increase in the contract value, for open projects accounted for under the proportional performance method as of December 31, 2008, 2009 and 2010 would have resulted in a cumulative reduction in revenue and gross margin of approximately $4.2 million, $6.6 million and $9.1 million, respectively.

Prior to June 2010, the Discovery Sciences segment generated revenue from our compound partnering business in the form of upfront payments, development and regulatory milestone payments and royalties. Upfront payments were generally paid within a short period of time following the execution of an out-license and collaboration agreement. Milestone payments were typically one-time payments to us triggered by the collaborator’s achievement of specified development and regulatory events such as the commencement of Phase III trials or regulatory submission or approval. Royalties were payments received by us based on net product sales of a collaboration. Sales-based milestone payments were typically one-time payments to us triggered when the aggregate net sales of product by a collaborator for a specified period (for example, an annual period) reached an agreed upon threshold amount. We recognized these various forms of payment from our collaborators when the event which triggered the obligation of payment had occurred, there were no further obligations on our part in connection with the payment and collection was reasonably assured.

Allowance for Doubtful Accounts

We include an allowance for doubtful accounts in “Accounts receivable and unbilled services, net” on our consolidated balance sheets. Generally, before we do business with a new client, we perform a credit check. We also review our accounts receivable aging on a monthly basis to determine if any receivables will potentially be uncollectible. The allowance for doubtful accounts includes specific accounts and an estimate of other losses based on historical loss experience. If all attempts to collect the receivable fail, we then write the receivable off against the allowance. Based on the information available to us, we believe our allowance for doubtful accounts as of December 31, 2010 is adequate to cover uncollectible balances. However, actual invoice write-offs might exceed the recorded reserve.

Investments

Our investments consist of marketable and debt investments in publicly traded and privately held entities. We classify our investments in publicly traded securities as available-for-sale securities and measure them at market value. The majority of our investments in privately held entities do not have readily determinable fair values and, therefore, we record them using the cost method of accounting. Our equity method investment is measured at fair value, and we record our share of the change in the net asset values reported by the fund manager. Most of our investments are in relatively early-stage life sciences and biotechnology companies or investment funds that invest in similar companies. These early-stage life sciences and biotechnology companies generally do not have established products or proven technologies or material revenue, if any. The fair value of these investments might from time to time be less than their recorded value. We assess our investment portfolio on a quarterly basis for other-than-temporary impairments. For our investments in privately held entities, we look for events or circumstances that would likely have a significant adverse effect on the fair value of the investment. In addition, we evaluate any decline in the fair value of publicly traded or privately held investments to determine the potential extent and timing of recovery, if any. If we deem the impairment to be other-than-temporary, we record the impairment of the investment in our statement of income. This quarterly review includes an evaluation of the entity, including, among other things, the market condition of the overall industry, historical and projected financial performance, expected cash needs and recent funding events, as well as our expected holding period and the length of time and the extent to which the estimated fair value of the investment has been less than cost. This analysis of the estimated fair values and the extent and timing of recoveries of decreases in fair value requires significant judgment.

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

We have to use estimates and judgments in calculating certain tax liabilities and determining the recoverability of certain deferred tax assets, which arise from net operating losses, tax credit carryforwards and temporary differences between the tax and financial statement recognition of revenue and expense. We are also required to reduce our deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of the recorded deferred tax assets will not be realized in future periods.

In evaluating our ability to recover our deferred tax assets, in full or in part, we consider all available positive and negative evidence, including our past operating results, the existence of cumulative losses in the most recent fiscal years and our forecast of future taxable income on a jurisdiction-by-jurisdiction basis. In determining future taxable income, assumptions include the amount of state, federal and international pretax operating income, international transfer pricing policies, the reversal of temporary differences and the implementation of feasible and prudent tax planning strategies. These assumptions require significant judgment about the forecasts of future taxable income and are consistent with the plans and estimates we use to manage the underlying businesses. Based on our analysis of the above factors, we determined that a valuation allowance of $3.7 million was required as of December 31, 2010 for carryforwards of foreign and state tax losses and credits. Changes in our assumptions could result in an adjustment to the valuation allowance, up or down, in the future.

In addition, the calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax regulations in a multitude of jurisdictions. We determine our liability for uncertain tax positions globally under the provisions in this standard. As of December 31, 2010, we had recorded a gross liability for uncertain tax position of $30.0 million. If events occur such that payment of these amounts ultimately proves to be unnecessary, the reversal of liabilities would result in tax benefits being recognized in the period when we determine the liabilities are no longer necessary. If our calculation of liability related to uncertain tax positions proves to be more or less than the ultimate assessment, a tax expense or benefit to expense, respectively, would result. The total liability reversal that could affect the tax rate is $14.5 million.

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

We review goodwill for impairment annually on October 1 and whenever events or changes in circumstances indicate that the carrying amount of an asset might not be recoverable. This analysis utilizes a discounted cash flow analysis utilizing the expected future in-flow and out-flows of our business and an appropriate discount rate. On October 1, 2010, we reviewed goodwill for impairment and our analysis indicated a significant fair value in excess of book value.

Intangible Assets

The value of our intangible assets could be impacted by future adverse changes such as changes in regulatory conditions, changes in medical reimbursement rates, decisions by customers to discontinue research programs, the success of our customer relationships, introduction of competing services, significant slowdowns in the worldwide economy or the pharmaceutical and biotechnology industry, or the delay or abandonment of any of our in-process research and development programs.

We evaluate intangible assets, which consist primarily of customer related intangibles and acquired in-process research and development, at any time we believe indicators of impairment exist. We initially record these intangible assets at fair value and use fair value measurements to evaluate impairment. The fair value of our intangible assets is determined by estimating the costs to develop the acquired technology into commercially viable services or continuing to provide contracted services, estimating the resulting net cash flows from future services to be provided, and discounting the net cash flows to present value. Additionally, our estimates take into account the relevant market size and growth factors, expected trends in technology, and the nature and expected timing of new service introductions by us and our competitors. The resulting net cash flows are based on management’s estimates of direct costs, operating expenses, and income taxes from the provision of services. The rates utilized to discount the net cash flows to their present value were commensurate with the uncertainties of the future revenues and development costs of the estimates used in the projections described above.

Share-Based Compensation

We measure share-based compensation cost at grant date, based on the fair value of the award, and recognize it as expense over the employee’s requisite service period. We estimate the fair value of each option award on the grant date using the Black-Scholes option-pricing model. The model requires the use of the following assumptions: an expected dividend yield; expected volatility; risk-free interest rate; and expected term. Based on our assumptions for these factors, the weighted-average fair value of options granted during the year ended December 31, 2010 was $5.16 per option. A change in these assumptions could have a significant impact on the weighted-average fair value of options. For example, if the fair value of all unvested shares increased by 10%, the weighted-average fair value of options granted during 2010 would have increased by $0.51 or 10% from $5.16 to $5.67, and the resulting share-based employee compensation expense determined under the fair-value based method for stock option awards, net of related tax effect, would have increased by $1.1 million. Diluted earnings per share would have decreased by $0.01. See Note 10 in the notes to our consolidated financial statements for details regarding the assumptions used in estimating fair value for the years ended December 31, 2008, 2009 and 2010 regarding our equity compensation plan and our employee stock purchase plan.

Recent Accounting Pronouncements

In June 2009, the FASB issued a new accounting standard modifying how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. This standard clarifies that the determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. This standard requires an ongoing reassessment of whether a company is the primary beneficiary of a variable interest entity and requires additional disclosures about a company’s involvement in variable interest entities and any significant changes in risk exposure due to that involvement. This standard was effective January 1, 2010. The adoption of this standard had no impact on our consolidated financial statements.

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

Income Taxes

Because we conduct operations on a global basis, our effective tax rate has and will continue to depend upon the geographic distribution of our pretax earnings among locations with varying tax rates. Our profits are also impacted by changes in the tax rates and tax laws of the various tax jurisdictions as applied to certain items of income and loss recognized for GAAP purposes. In particular, as the geographic mix of our pretax earnings among various tax jurisdictions changes, our effective tax rate might vary from period to period. The effective rate will also change due to the discrete recognition of tax benefits when tax positions are effectively settled or as a result of specific transactions, such as the receipt of nontaxable research benefits in 2009 and 2010.

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

Potential Liability and Insurance

Drug development services involve the testing of potential drug candidates on human volunteers pursuant to a study protocol. This testing exposes us to the risk of liability for personal injury or death to study volunteers, participants and patients resulting from, among other things, possible unforeseen adverse side effects, improper administration of the study drug or use of the drug following regulatory approval. We attempt to manage our risk of liability for personal injury or death to volunteers and participants from administration of study products through standard operating procedures, patient informed consent, contractual indemnification provisions with clients and insurance. We monitor clinical trials in compliance with government regulations and guidelines. We have established global standard operating procedures intended to satisfy regulatory requirements in all countries in which we have operations and to serve as a tool for controlling and enhancing the quality of clinical drug development and laboratory services. The contractual indemnifications generally do not protect us against all our own actions, such as gross negligence. We currently maintain professional liability insurance coverage with limits we believe are adequate and appropriate.

Potential Volatility of Quarterly and Annual Operating Results and Stock Price

Our quarterly and annual operating results have fluctuated in the past, and we expect that they will continue to fluctuate in the future. Factors that could cause these fluctuations to occur include:

•	the timing and level of new business authorizations;

•	project cancellations;

•	the timing of the initiation and progress of significant projects;

•	our dependence on a small number of industries and clients;

•	our ability to properly manage our growth or contraction in our business;

•	the timing and amount of costs associated with integrating acquisitions;

•	our ability to recruit and retain experienced personnel;

•	the timing and extent of new government regulations;

•	impairment of investments or intangible assets;

•	variability of equity method investments;

•	litigation costs;

•	the timing of the opening of new offices;

•	the timing of other internal expansion costs;

•	exchange rate fluctuations between periods;

•	the mix of products and services sold in a particular period;

•	pricing pressure in the market for our services;

•	rapid technological change;

•	the timing and amount of start-up costs incurred in connection with the introduction of new products and services; and

•	intellectual property risks.

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

Fluctuations in quarterly results, actual or anticipated changes in our dividend policy or stock repurchase plan or other factors, including recent general economic and financial market conditions, could affect the market price of our common stock. These factors include ones beyond our control, such as changes in revenue and earnings estimates by analysts, market conditions in our industry, disclosures by product development partners and actions by regulatory authorities with respect to potential drug candidates, changes in pharmaceutical, biotechnology and medical device industries and the government sponsored clinical research sector and general economic conditions. Any effect on our common stock could be unrelated to our longer-term operating performance. For further details, see “Item 1A. Risk Factors.”

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

We are exposed to foreign currency risk by virtue of our international operations. We derived 39.1%, 40.4% and 44.2% of our net revenue for the years ended December 31, 2008, 2009 and 2010, respectively, from operations outside the United States. We generally reinvest funds generated by each subsidiary in the country where they are earned. Accordingly, we are exposed to adverse movements in foreign currencies, predominately in the pound sterling, euro and Brazilian real.

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

We also have currency risk resulting from the passage of time between the recognition of revenue, invoicing of clients under contracts and the collection of client payments against those invoices. If a contract is denominated in a currency other than the subsidiary’s local currency, we recognize an unbilled receivable at the time of revenue recognition and a receivable at the time of invoicing for the local currency equivalent of the foreign currency invoice amount. Changes in exchange rates from the time we recognize revenue until the time the client pays will result in our receiving either more or less in local currency than the amount that was originally invoiced. We recognize this difference as a foreign currency transaction gain or loss, as applicable, and report it in other income, net. If the exchange rate on accounts receivable balances denominated in pounds sterling and euros had increased by 10%, our foreign currency transaction loss would have increased by $5.2 million in the year ended December 31, 2010.

Our strategy for managing foreign currency risk relies primarily on receiving payment in the same currency used to pay expenses and other non-derivative hedging strategies. From time to time, we also enter into foreign currency hedging activities in an effort to manage our potential foreign exchange exposure. If the U.S. dollar had weakened an additional 10% relative to the pound sterling, euro and Brazilian real in 2010, income from continuing operations, including the impact of hedging, would have been approximately $0.7 million lower for the year based on revenues and the costs related to our foreign operations. From time to time, we also enter into foreign currency hedging activities in an effort to manage our potential foreign exchange exposure. We have hedged a significant portion of our foreign currency exposure for 2011.

Changes in exchange rates between the applicable foreign currency and the U.S. dollar will affect the translation of foreign subsidiaries’ financial results into U.S. dollars for purposes of reporting our consolidated financial results. The process by which we translate each foreign subsidiary’s financial results to U.S. dollars is as follows:

•	we translate statement of income accounts at average exchange rates for the period;

•	we translate balance sheet asset and liability accounts at end of period exchange rates; and

•	we translate equity accounts at historical exchange rates.

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

We are exposed to changes in interest rates on our cash, cash equivalents, investments and advances to and lines of credit with related parties. We invest our cash and investments in financial instruments with interest rates based on market conditions. If the interest rates on cash, cash equivalents and investments decreased by 10%, our interest income would have decreased by approximately $0.1 million in the year ended December 31, 2010.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining effective internal control over financial reporting as defined in Rules 13a-15(f) under the Securities Exchange Act of 1934. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of management and our Board of Directors and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

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

Management, with the participation of our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2010. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on our assessment, we believe that, as of December 31, 2010, our internal control over financial reporting was effective based on those criteria.

Deloitte & Touche, LLP, the registered public accounting firm that audited the financial statements included in this annual report, has issued an attestation report on our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of

Pharmaceutical Product Development, Inc. and Subsidiaries

Wilmington, North Carolina

We have audited the internal control over financial reporting of Pharmaceutical Product Development, Inc. and Subsidiaries (the “Company”) as of December 31, 2010, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2010 of the Company and our report dated February 25, 2011 expressed an unqualified opinion on those financial statements.

/s/ DELOITTE & TOUCHE LLP
Charlotte, North Carolina

February 25, 2011

Item 9B.	Other information

None.

PART III

Certain information required by Part III is omitted from this report because the Registrant intends to file a definitive proxy statement for its 2011 Annual Meeting of Shareholders to be held on May 18, 2011 (the “Proxy Statement”) within 120 days after the end of its fiscal year pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934, as amended, and the information included therein is incorporated herein by reference to the extent provided below.

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by Item 10 of Form 10-K concerning the Registrant’s executive officers is set forth under the heading “Executive Officers” located at the end of Part I of this Form 10-K.

The board of directors has determined that Frederick Frank, Stuart Bondurant, Catherine M. Klema, Terry Magnuson and John A. McNeill, Jr., the members of the Finance and Audit Committee, are independent as defined in Rule 4200(a) (15) of the Nasdaq listing standards and Rule 10A-3 under the Securities Exchange Act of 1934. The board of directors has also determined that at least one committee member, namely Mr. Frank, is an “audit committee financial expert” as defined in Item 407(d)(5) of Regulation S-K.

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

The information required by Item 11 of Form 10-K is incorporated by reference to the information under the heading “Other Information —Compensation of Non-Employee Directors”, “—Director Compensation in Fiscal 2010,” “—Executive Compensation”, “—Compensation Committee Report,” and “—Compensation Committee Interlocks and Insider Participation” in the Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plans

The following table sets forth the indicated information with respect to our equity compensation plans as of December 31, 2010:

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	(b) Weighted-Average Exercise Price Of Outstanding Options, Warrants and Rights	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by security holders	11,451,071	$27.26	7,672,888	(1)
Equity compensation plans not approved by security holders	0	N/A
Total	11,451,071	$27.26	7,672,888	(1)

(1)	This includes 6,836,131 shares of stock available for issuance under our amended and restated Equity Compensation Plan and 836,757 shares available for issuance under our Employee Stock Purchase Plan.

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

The information required by Item 14 of Form 10-K is incorporated by reference to the information under the heading “Other Information – Report of the Finance and Audit Committee” and “—Fees Paid to the Independent Registered Public Accounting Firm” in the Proxy Statement.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)	Financial Statements

Our consolidated financial statements filed as part of this report are listed in the attached Index to Consolidated Financial Statements. There are no schedules to our consolidated financial statements.

(b)	Exhibits

Exhibit Number	Description	Registrant’s Form	Dated	Exhibit Number	Filed Herewith

3.1	—Restated Articles of Incorporation.	8-K	2/9/06	3.1

3.2	—Amended and Restated Bylaws.	S-4	7/16/96	3.2

10.86	—Pharmaceutical Product Development, Inc. Employee Stock Purchase Plan.	8-K	5/18/05	10.86

10.88	—Amendment to Stock Option Plan for Non-Employee Directors, dated May 15, 1997.	10-Q	8/14/97	10.88

10.93	—Lease Agreement dated July 9, 1997, between Weeks Realty, Inc. and PPD Pharmaco, Inc.	10-Q	11/13/97	10.93

10.114	—Lease Agreement dated June 26, 1998 between Weeks Realty Limited Partnership and PPD Pharmaco, Inc.	10-Q	8/13/98	10.114

10.116	—First Amendment to Lease Agreement dated September 28, 1998, between PPD Pharmaco, Inc. and Weeks Realty, Inc.	10-Q	11/13/98	10.116

10.133	—Fourth Amendment, dated July 6, 1999, to Lease Agreement dated July 9, 1997 between PPD Development, Inc. (formerly known as PPD Pharmaco, Inc.) and Weeks Realty, L.P.	10-Q	11/15/99	10.133

10.145	—Third Amendment to Employee Stock Purchase Plan, dated June 21, 1997.	10-Q	8/11/00	10.145

10.162	—Severance Agreement dated January 1, 2001, between Pharmaceutical Product Development, Inc. and various individuals.			10.162	X

10.164	—First Amendment, dated January 28, 1998, to Lease Agreement dated July 9, 1997 between PPD Development, Inc. (formerly known as PPD Pharmaco, Inc.) and Weeks Realty, L.P.	10-K	3/13/01	10.164

10.165	—Second Amendment, dated June 26, 1998, to Lease Agreement dated July 9, 1997 between PPD Development, Inc. (formerly known as PPD Pharmaco, Inc.) and Weeks Realty, L.P.	10-K	3/13/01	10.165

10.166	—Third Amendment, dated February 18, 1999, to Lease Agreement dated July 9, 1997 between PPD Development, Inc. (formerly known as PPD Pharmaco, Inc.) and Weeks Realty, L.P.	10-K	3/13/01	10.166

10.170	—Employment Agreement dated July 9, 2001 between Pharmaceutical Product Development, Inc. and Brainard Judd Hartman.	10-Q	8/1/01	10.170

10.189	—Lease Agreement dated July 1, 2001 between Brandywine Grande C,L.P. and PPD Development, LLC.	10-Q	8/13/02	10.189

10.191	—Second Amendment, dated October 1, 2002, to Lease Agreement dated June 26, 1998 between PPD Development, Inc. (formerly PPD Pharmaco, Inc.) and Duke Realty Limited Partnership (formerly Weeks Realty, L.P.).	10-Q	11/13/02	10.191

Exhibit Number	Description	Registrant’s Form	Dated	Exhibit Number	Filed Herewith
10.192	—Fifth Amendment, dated October 1, 2002, to Lease Agreement dated July 9, 1997 between PPD Development, Inc. and Duke Realty Limited Partnership (formerly Weeks Realty, L.P.).	10-Q	11/13/02	10.192

10.200	—Pharmaceutical Product Development, Inc. Equity Compensation Plan as amended and restated effective May 14, 2003.	Proxy	3/28/03	10.200

10.209	—Deferred Compensation Plan for Non-Employee Directors, as amended and restated on November 22, 2005.	8-K	11/22/05	10.209

10.212	—Lease agreement dated June 18, 2004, between Met Center Partners-6, Ltd. And PPD Development, LP.	10-K	3/4/05	10.212

10.213	—First Amendment dated March 16, 2005 to Lease Agreement between Met Center Partners-6, Ltd. And PPD Development, LP.	10-Q	5/5/05	10.213

10.214	— Second Amendment dated March 16, 2005 to Lease Agreement between Met Center Partners-6, Ltd. And PPD Development, LP.	10-Q	5/5/05	10.214

10.215	—Agreement dated July 13, 2005 among Pharmaceutical Product Development, Inc., Development Partners, LLC, Takeda Pharmaceutical Company Limited and Takeda San Diego, Inc.	8-K	7/13/05	10.215

10.218	—Amendment No. 1, effective as of October 10, 2005, to the Agreement dated July 13, 2005, among Pharmaceutical Product Development, Inc., Development Partners, LLC, Takeda Pharmaceutical Company Limited and Takeda San Diego, Inc.	8-K	10/10/05	10.218

10.219	—Employment Agreement dated October 12, 2005, between PPD Development, LP and William W. Richardson.	8-K	10/12/05	10.219

10.221	—Lease Agreement dated April 30, 2001 by and between Greenway Properties, Inc. and PPD Development, LP.	10-Q	11/8/05	10.221

10.222	—First Amendment dated August 15, 2001, to Lease Agreement, dated April 30, 2001, by and between Greenway Properties, Inc. and PPD Development, LP.	10-Q	11/8/05	10.222

10.223	—Second Amendment dated August 25, 2003, to Lease Agreement, dated April 30, 2001, by and between Greenway Properties, Inc. and PPD Development, LP.	10-Q	11/8/05	10.223

10.224	—Third Amendment dated March 22, 2004, to Lease Agreement, dated April 30, 2001, by and between Greenway Properties, Inc. and PPD Development, LP.	10-Q	11/8/05	10.224

10.225	—Fourth Amendment dated May 17, 2004, to Lease Agreement, dated April 30, 2001, by and between Greenway Properties, Inc. and PPD Development, LP.	10-Q	11/8/05	10.225

10.226	—Fifth Amendment dated December 14, 2004, to Lease Agreement, dated April 30, 2001, by and between Greenway Properties, Inc. and PPD Development, LP.	10-Q	11/8/05	10.226

10.227	—Sixth Amendment dated June 3, 2005, to Lease Agreement, dated April 30, 2001, by and between Greenway Properties, Inc. and PPD Development, LP.	10-Q	11/8/05	10.227

10.228	—Seventh Amendment dated July 29, 2005, to Lease Agreement, dated April 30, 2001, by and between Greenway Properties, Inc. and PPD Development, LP.	10-Q	11/8/05	10.228

10.235	—Form of Restricted Stock Award Agreement under the Equity Compensation Plan for Directors.	10-K	3/2/06	10.235

Exhibit Number	Description	Registrant’s Form	Dated	Exhibit Number	Filed Herewith
10.236	—Form of Restricted Stock Award Agreement under the Equity Compensation Plan for Executive Officers.	10-K	3/2/06	10.236

10.237	—Form of Nonqualified Stock Option Award Agreement under the Equity Compensation Plan for Directors.	10-K	3/2/06	10.237

10.238	—Form of Nonqualified Stock Option Award Agreement under the Equity Compensation Plan for all non-Director participants.	10-K	3/2/06	10.238

10.244	—Employment Agreement dated May 5, 2007, effective May 31, 2007, between Pharmaceutical Product Development, Inc. and William J. Sharbaugh.	8-K	5/17/07	10.244

10.246	—Employment Agreement dated September 12, 2007, effective October 1, 2007, between Pharmaceutical Product Development, Inc. and Daniel G. Darazsdi.	8-K	9/12/07	10.246

10.247	—Third Amendment dated September 22, 2003, to Lease Agreement, dated June 26, 1998, by and between Duke Realty Limited Partnership and PPD Development, LP.	10-K	2/26/08	10.247

10.248	—Fourth Amendment dated March 31, 2005, to Lease Agreement, dated June 26, 1998, by and between Duke Realty Limited Partnership and PPD Development, LP.	10-K	2/26/08	10.248

10.249	—Fifth Amendment dated July 7, 2005, to Lease Agreement, dated June 26, 1998, by and between Duke Realty Limited Partnership and PPD Development, LP.	10-K	2/26/08	10.249

10.250	—Sixth Amendment dated December 30, 2005, to Lease Agreement, dated June 26, 1998, by and between Duke Realty Limited Partnership and PPD Development, LP.	10-K	2/26/08	10.250

10.251	—Seventh Amendment dated February 6, 2006, to Lease Agreement, dated June 26, 1998, by and between Duke Realty Limited Partnership and PPD Development, LP.	10-K	2/26/08	10.251

10.252	—Eighth Amendment dated September 24, 2007, to Lease Agreement, dated June 26, 1998, by and between Duke Realty Limited Partnership and PPD Development, LP.	10-K	2/26/08	10.252

10.253	—First Amendment dated March 9, 2007, to Lease Agreement, dated July 1, 2001, by and between Brandywine Grande C, LP and PPD Development, LP.	10-K	2/26/08	10.253

10.254	—Eighth Amendment dated March 1, 2006, to Lease Agreement, dated April 30, 2001, by and between Greenway Office Center, LLC and PPD Development, LLP.	10-K	2/26/08	10.254

10.255	—Ninth Amendment dated August 31, 2007, to Lease Agreement, dated April 30, 2001, by and between Greenway Office Center, LLC and PPD Development, LLP.	10-K	2/26/08	10.255

10.256	—Tenth Amendment dated September 25, 2007, to Lease Agreement, dated April 30, 2001, by and between Greenway Office Center, LLC and PPD Development, LLP.	10-K	2/26/08	10.256

10.257^	—Employment Agreement, effective April 1, 2008, between PPD Development, LP and Michael O. Wilkinson.	8-K	3/31/08	10.257

10.258	—Third Amendment dated December 13, 2007, to Lease Agreement, dated June 18, 2004, by and between NNN Met Center 10, LLC and PPD, Inc.	10-Q	5/9/08	10.258

10.259	—Second Amendment dated January 10, 2008, to Lease Agreement, dated July 1, 2001, by and between Brandywine Grande C, L.P. and PPD Development, LLC.	10-Q	5/9/08	10.259

Exhibit Number	Description	Registrant’s Form	Dated	Exhibit Number	Filed Herewith
10.260^	—Employment Agreement, effective July 28, 2008, between PPD Development, LP and Christine A. Dingivan, M.D.	8-K	7/25/08	10.260

10.262	—Eleventh Amendment dated March 31, 2008, to Lease Agreement, dated April 30, 2001, by and between Greenway Office Center, L.L.C and PPD Development, LP.	10-Q	8/7/08	10.262

10.263	—Third Amendment dated July 7, 2008 to Lease Agreement, dated July 1, 2001, by and between Brandywine Grande C, L.P., and PPD Development, LP.	10-Q	11/5/08	10.263

10.264	—Deferred Compensation Plan for Non-Employee Directors, as amended and restated on January 1, 2009.	10-K	2/24/09	10.264

10.265	—Deferred Compensation Plan for Executives, as amended and restated on January 1, 2009.	10-K	2/24/09	10.265

10.266^	—Employment Agreement, effective May 19, 2009, between PPD, Inc. and David L. Grange	8-K	5/22/09	10.266

10.267	—Amended and Restated Employment Agreement, effective May 19, 2009, between PPD, Inc. and Fredric N. Eshelman.	8-K	5/22/09	10.267

10.268	—Amended and Restated Corporate Aircraft Policy, effective May 19, 2009.	8-K	5/22/09	10.268

10.269	—Sixth Amendment dated February 6, 2006, to Lease Agreement dated January 28, 1998, by and between Duke Realty Limited Partnership and PPD Development, LP.	10-Q	11/3/09	10.269

10.270	—Seventh Amendment dated September 1, 2009, to Lease Agreement dated January 28, 1998, by and between Duke Realty Limited Partnership and PPD Development, LP.	10-Q	11/3/09	10.270

10.271	—Ninth Amendment dated September 1, 2009, to Lease Agreement dated June 26, 1998, by and between Duke Realty Limited Partnership and PPD Development, LP.	10-Q	11/3/09	10.271

10.272^	—Muldelta Development and License Agreement dated as of November 16, 2009 by and among Janssen Pharmaceutica, N.V. and PPD Therapeutics, Inc., as amended February 9, 2010.	10-K	2/26/10	10.272

10.273^	—Muldelta Master Services Agreement dated as of November 16, 2009 by and among Janssen Pharmaceutica, N.V. between PPD Therapeutics, Inc.	10-K	2/26/10	10.273

10.274^	—Topo Development and License Agreement, dated as of November 16, 2009 by and among Janssen Pharmaceutica, N.V. between PPD Therapeutics, Inc., as amended February 15, 2010.	10-K	2/26/10	10.274

10.275^	—Topo Master Services Agreement dated as of November 16, 2009 by and among Janssen Pharmaceutica, N.V. between PPD Therapeutics, Inc.	10-K	2/26/10	10.275

10.276	—Fourth Amendment dated September 3, 2010 to Lease Agreement, dated July 1, 2001, by and between Brandywine Grande C, L.P., and PPD Development, LP.	10-Q	11/5/10	10.276

10.277	— Fifth Amendment dated December 29, 2010, to Lease Agreement, dated July 1, 2001, by and between Brandywine Grande C, L.P. and PPD Development, LLC.				X

21	—Subsidiaries of the Registrant.				X

23.1	—Consent of Deloitte & Touche LLP.				X

Exhibit Number	Description	Registrant’s Form	Dated	Exhibit Number	Filed Herewith
31.1	—Certification of the Chief Executive Officer pursuant to Rule 13a-14(a).				X

31.2	—Certification of the Chief Financial Officer pursuant to Rule 13a-14(a).				X

32.1	—Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Chief Executive Officer.				X

32.2	—Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Chief Financial Officer.				X

101	—Financials in XBRL format				X

^	Confidential treatment requested for portions of this exhibit.

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Pharmaceutical Product Development, Inc. and Subsidiaries

Wilmington, North Carolina

We have audited the accompanying consolidated balance sheets of Pharmaceutical Product Development, Inc. and Subsidiaries (the “Company”) as of December 31, 2010 and 2009, and the related consolidated statements of income, equity and comprehensive income and cash flows for each of the three years in the period ended December 31, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Pharmaceutical Product Development, Inc. and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 25, 2011 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Charlotte, North Carolina

February 25, 2011

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

FOR THE YEARS ENDED DECEMBER 31, 2008, 2009 AND 2010

(in thousands, except per share data)

	2008	2009	2010
Net revenue:
Service revenue	$1,434,252	$1,315,767	$1,363,056
Reimbursed revenue	117,132	101,003	107,514

Total net revenue	1,551,384	1,416,770	1,470,570

Direct costs	807,170	731,755	763,292
Research and development expenses	7,621	13,339	16,733
Selling, general and administrative expenses	393,439	389,624	437,955
Depreciation and amortization	59,150	63,855	65,138
Restructuring costs	—	3,892	—
Impairment of intangible asset	1,607	—	—

Total operating expenses	1,268,987	1,202,465	1,283,118

Operating income	282,397	214,305	187,452
Interest income, net:
Interest income	16,660	5,187	3,961
Interest expense	(537)	(676)	(1,012)

Interest income, net	16,123	4,511	2,949
Impairment of investments, net of recoveries	(17,741)	(2,076)	(4,999)
Loss from equity method investment	—	(1,278)	(701)
Other income (expense), net	(1,362)	(964)	3,468

Income from continuing operations before provision for income taxes	279,417	214,498	188,169
Provision for income taxes	91,469	62,892	60,840

Income from continuing operations	187,948	151,606	127,329
Discontinued operations, net of provision for income taxes	(429)	7,689	(3,662)

Net income	$187,519	$159,295	$123,667

Net loss attributable to noncontrolling interests	—	—	374

Net income attributable to shareholders	$187,519	$159,295	$124,041

Income per common share from continuing operations:
Basic	$1.58	$1.28	$1.07

Diluted	$1.56	$1.28	$1.06

Income (loss) per common share from discontinued operations:
Basic	$—	$0.07	$(0.03)

Diluted	$—	$0.06	$(0.03)

Net income per common share:
Basic	$1.58	$1.35	$1.05

Diluted	$1.56	$1.34	$1.04

Dividends declared per common share	$0.43	$0.58	$0.60

Weighted-average number of common shares outstanding:
Basic	118,792	118,007	118,692
Dilutive effect of stock options and restricted stock	1,305	762	984

Diluted	120,097	118,769	119,676

The accompanying notes are an integral part of these consolidated financial statements.

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2009 AND 2010

(in thousands, except share data)

	2009	2010
Assets
Current assets:
Cash and cash equivalents	$408,903	$479,574
Short-term investments	144,645	79,976
Accounts receivable and unbilled services, net	429,670	435,876
Income tax receivable	16,887	12,327
Investigator advances	13,980	16,032
Prepaid expenses	24,458	24,535
Deferred tax assets	26,068	30,910
Cash held in escrow	12,415	10,304
Other current assets	55,115	44,172

Total current assets	1,132,141	1,133,706
Property and equipment, net	388,459	385,863
Goodwill	323,383	291,217
Long-term investments	88,558	78,747
Other investments	44,641	47,833
Intangible assets	24,315	31,444
Deferred tax assets	11,959	819
Other assets	16,747	22,417

Total assets	$2,030,203	$1,992,046

Liabilities and Equity
Current liabilities:
Accounts payable	$34,005	$29,858
Payables to investigators	54,428	56,612
Accrued income taxes	4,043	1,918
Other accrued expenses	200,720	208,128
Unearned income	297,844	317,191

Total current liabilities	591,040	613,707
Accrued income taxes	34,268	32,924
Accrued pension liability	15,434	10,989
Deferred rent	14,334	16,411
Other long-term liabilities	29,000	27,348

Total liabilities	684,076	701,379

Redeemable noncontrolling interests	—	1,657
Commitments and contingencies (Notes 3, 8 and 13)
Total Equity:
Shareholders’ equity:
Common stock, $0.05 par value, 190,000,000 shares authorized; 118,256,209 and 119,045,160 shares issued and outstanding, respectively	5,913	5,952
Paid-in capital	576,069	609,281
Retained earnings	776,110	682,160
Accumulated other comprehensive loss	(11,965)	(17,140)

Total shareholders’ equity	1,346,127	1,280,253

Noncontrolling interests	—	8,757

Total equity	1,346,127	1,289,010

Total liabilities and equity	$2,030,203	$1,992,046

The accompanying notes are an integral part of these consolidated financial statements.

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY AND COMPREHENSIVE INCOME

FOR THE YEARS ENDED DECEMBER 31, 2008, 2009 AND 2010

(in thousands, except per share data)

	Years Ended December 31,
	2008		2009		2010
	Shares	Amount	Shares	Amount	Shares	Amount
Common Stock, par value
Beginning balance	119,095	$5,955	117,631	$5,881	118,256	$5,913
Issuance of common shares under various stock compensation plans	971	48	625	32	789	39
Repurchases of common stock	(2,435)	(122)	—	—	—	—

Ending balance	117,631	5,881	118,256	5,913	119,045	5,952
Paid-in Capital
Beginning balance		502,898		544,891		576,069
Stock compensation expense		24,596		19,219		19,258
Issuance of common shares under various stock compensation plans		25,366		12,263		15,017
Income tax from stock compensation, exercise of stock options and disqualified dispositions of stock, net		2,966		(304)		(1,063)
Repurchases of common stock		(10,935)		—		—

Ending balance		544,891		576,069		609,281
Retained Earnings
Beginning balance		626,025		684,768		776,110
Net income		187,519		159,295		124,041
Adjustment to apply measurement date component of new accounting standard, net of tax of $36		(94)		—		—
Repurchases of common stock		(78,245)		—		—
Dividends ($0.43, $0.58, $0.60 per share, respectively)		(50,437)		(67,953)		(71,327)
Net assets contributed to Furiex		—		—		(146,664)

Ending balance		684,768		776,110		682,160
Accumulated Other Comprehensive Loss
Beginning balance		15,218		(54,544)		(11,965)
Translation adjustments		(34,849)		20,313		(9,922)
Pension liability adjustment		(4,843)		(1,700)		2,073
Change in fair value on hedging transactions		(16,760)		14,498		2,549
Reclassification of hedging results included in direct costs		5,484		3,426		(4,580)
Unrealized gain (loss) on investments		(18,794)		6,042		4,705

Ending balance		(54,544)		(11,965)		(17,140)

Total Shareholders’ Equity	117,631	1,180,996	118,256	1,346,127	119,045	1,280,253
Noncontrolling Interests
Beginning balance		—		—		—
Noncontrolling interests acquired		—		—		9,122
Net loss attributable to noncontrolling interests		—		—		(365)

Ending balance		—		—		8,757

Total Equity	117,631	$1,180,996	118,256	$1,346,127	119,045	$1,289,010

Comprehensive Income
Net income		187,519		159,295		123,667
Translation adjustments		(34,849)		20,313		(9,922)
Pension liability adjustment		(4,843)		(1,700)		2,073
Change in fair value on hedging transactions		(16,760)		14,498		2,549
Reclassification of hedging results included in direct costs		5,484		3,426		(4,580)
Unrealized gain (loss) on investments		(18,794)		6,042		4,705

Total Comprehensive Income		117,757		201,874		118,492
Net loss attributable to noncontrolling interests		—		—		365

Comprehensive Income attributable to shareholders		117,757		201,874		118,857

Redeemable Noncontrolling Interests
Beginning balance		—		—		—
Noncontrolling interests acquired		—		—		1,666
Net loss attributable to noncontrolling interests		—		—		(9)

Ending balance		—		—		1,657

The accompanying notes are an integral part of these consolidated financial statements.

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2008, 2009 AND 2010

(in thousands)

	2008	2009	2010
Cash flows from operating activities:
Net income	$187,519	$159,295	$123,667
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	60,426	65,092	66,154
Impairments of investments, net	17,741	2,076	4,999
Impairment of intangible	1,607	10,361	—
Stock compensation expense	24,596	19,219	19,258
Provision for doubtful accounts	9,471	3,386	640
Gain on sale of business, net of taxes	—	(21,460)	—
Provision for deferred income taxes	1,667	4,095	8,563
Net gain on sale of investments	—	—	(3,660)
Other	(685)	(484)	5,330
Change in operating assets and liabilities, net of acquisitions:
Accounts receivable and unbilled services, net	38,977	(12,246)	(17,189)
Prepaid expenses and investigator advances	(5,293)	(9,378)	1,720
Accrued income taxes	(167)	(28,175)	2,803
Other assets	(435)	(1,424)	315
Accounts payable, other accrued expenses and deferred rent	(7,619)	6,384	12,293
Payables to investigators	(13,129)	12,204	2,632
Unearned income	65,801	44,053	20,220

Net cash provided by operating activities	380,477	252,998	247,745

Cash flows from investing activities:
Purchases of property and equipment	(66,884)	(54,677)	(62,524)
Proceeds from sales of property and equipment	190	463	212
Net proceeds from sales of businesses	—	40,267	3,464
Purchase of intangibles	(1,500)	(500)	—
Purchases of investments	(198,216)	(148,734)	(53,451)
Maturities and sales of investments	376,390	41,060	133,594
Purchases of other investments	(4,068)	(36,325)	(9,894)
Proceeds from sale of other investments	1,920	1,179	4,709
Advances to related parties	—	—	(19,200)
Repayments from related party	—	—	2,000
Net cash paid for acquisitions	(32,208)	(119,918)	(23,135)
Changes in restricted cash	—	(21,975)	7,507

Net cash provided by (used in) investing activities	75,624	(299,160)	(16,718)

Cash flows from financing activities:
Repurchases of common stock	(89,302)	—	—
Proceeds from exercise of stock options and employee stock purchase plan	25,414	12,295	15,056
Income tax benefit from exercise of stock options and disqualifying dispositions of stock	3,224	247	304
Cash and cash equivalents contributed to Furiex
Pharmaceuticals, Inc.	—	—	(100,000)
Cash dividends paid	(50,441)	(67,931)	(71,295)

Net cash used in financing activities	(111,105)	(55,389)	(155,935)

Effect of exchange rate changes on cash and cash equivalents	(24,668)	18,699	(4,421)

Net increase (decrease) in cash and cash equivalents	320,328	(82,852)	70,671
Cash and cash equivalents, beginning of the year	171,427	491,755	408,903

Cash and cash equivalents, end of the year	$491,755	$408,903	$479,574

The accompanying notes are an integral part of these consolidated financial statements.

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2008, 2009 AND 2010

(dollars in tables in thousands, except per share data)

1.	Summary of Operations and Significant Accounting Policies

Nature of business

Pharmaceutical Product Development, Inc. together with its subsidiaries (collectively the “Company”) provides a broad range of drug discovery, development and consulting services through its Clinical Development Services and Laboratory Services business segments. The Company provides services to clients and partners in the pharmaceutical, biotechnology and medical device industries and to academic and government organizations. The Company markets its Clinical Development Services and Laboratory Services globally.

On June 14, 2010, the Company spun off its compound partnering business into a new independent, publicly traded company, Furiex Pharmaceuticals, Inc. (Nasdaq: FURX). Substantially all of the operating business components of the Discovery Sciences segment were included in the spin-off. The Company contributed $100.0 million of cash and cash equivalents to Furiex and distributed all outstanding shares of Furiex to the Company’s shareholders as a pro-rata, tax-free dividend, issuing one share of Furiex common stock for every twelve shares of the Company’s common stock to shareholders of record on June 1, 2010. The results of operations for the former compound partnering business conducted by the Company until June 14, 2010 are included as part of this report as continuing operations because the Company believes this transaction does not qualify for discontinued operations treatment due to the ongoing master development services agreement between the Company and Furiex. The Company does not have any equity or other form of ownership interest in Furiex subsequent to the separation. For further details, see Note 18.

Prior to the Company’s June 2010 spin-off, the Discovery Sciences segment included the compound partnering business and a preclinical toxicology consulting business. In 2009, the Company sold both its preclinical research services and biomarker discovery business units which were part of the Discovery Sciences segment. In 2010, the Company discontinued the operations of its wholly owned subsidiary PPD Dermatology, Inc. The Company’s Discovery Sciences revenues were all generated in the United States.

Following the spin-off of the compound partnering business in mid-2010, the Company reorganized its operations into two new business segments, Clinical Development Services and Laboratory Services. See Note 16 for details. As a result of this reorganization, the Company changed the presentation of net revenue and direct costs on the consolidated statements of income.

Principles of consolidation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, “U.S. GAAP”, and include the accounts of Pharmaceutical Product Development, Inc. and its majority-owned subsidiaries that the Company controls. Amounts pertaining to the noncontrolling ownership interests held by third parties in the operating results and financial position of the Company’s majority-owned subsidiaries are reported as noncontrolling interests. All intercompany balances and transactions have been eliminated in consolidation.

Recent accounting pronouncements

In June 2009, the Financial Accounting Standards Board, “FASB”, issued a new accounting standard modifying how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. This standard clarifies that the determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. This standard requires an ongoing reassessment of whether a company is the primary beneficiary of a variable interest entity and requires additional disclosures about a company’s involvement in variable interest entities and any significant changes in risk exposure due to that involvement. This standard was effective on January 1, 2010. The adoption of this standard had no impact on the Company’s consolidated financial statements.

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2008, 2009 AND 2010

(dollars in tables in thousands, except per share data)

1.	Summary of Operations and Significant Accounting Policies (continued):

In October 2009, FASB issued a new accounting standard related to the accounting for revenue arrangements with multiple deliverables. This standard applies to all deliverables in contractual arrangements in all industries in which a vendor will perform multiple revenue-generating activities. This standard also addresses the unit of accounting for an arrangement involving multiple deliverables and how arrangement consideration should be allocated. This standard will be effective for fiscal years beginning on or after June 15, 2010. The Company does not expect the adoption of this standard to have a material impact on its consolidated financial statements.

In March 2010, FASB issued a new accounting standard, the objective of which is to establish a revenue recognition model for contingent consideration that is payable upon the achievement of an uncertain future event, referred to as a milestone. This consensus will apply to milestones in single or multiple-deliverable arrangements involving research and development transactions, and will be effective for fiscal years (and interim periods within those fiscal years) beginning on or after June 15, 2010. The Company does not expect the adoption of this standard to have a material impact on its consolidated financial statements.

Revenue recognition

The Company generally enters into contracts with customers to provide services with payments based on fixed and variable fee arrangements. Revenue for services, as rendered, is recognized only after persuasive evidence of an arrangement exists, the sales price is determinable and collectability is reasonably assured. Once the above criteria have been met, the Company recognizes revenue for the services provided based on the proportional performance methodology which determines the proportion of outputs or performance obligations which have been completed or delivered compared to the total contractual outputs or performance obligations. Under a small number of customer contracts, a portion of the payments owed to us are contingent upon successful achievement of performance standards or research and development success milestones. These payments are not included in the total contract value used for the proportional performance calculations until the achievement of the performance standard or milestone is reasonably assured. If the Company determines that a loss will result from the performance of a contract, the entire amount of the estimated loss is charged against income in the period in which such determination is made.

For most clinical trial related service contracts in the Company’s Clinical Development Services segment and the Company’s Laboratory Services segment, measurement of performance is based on a comparison of direct costs through that date to estimated total direct costs to complete the contract. Direct costs relate primarily to the amount of labor and related overhead costs for the delivery of services. The Company believes this is the best indicator of the performance of the contractual obligations. Changes in the estimated total direct costs to complete a contract without a corresponding proportional change to the contract value result in a cumulative adjustment to the amount of revenue recognized in the period the change in estimate is determined. For time- and- material contracts, the Company recognizes revenue as hours are worked, multiplied by the applicable hourly rate. Additionally, the Laboratory Services segment enters into arrangements in which the performance obligation is a specified laboratory test. Revenue is recognized under these arrangements based upon the number of samples tested times the contracted unit price.

In the event of changes in the scope, nature, duration, or volume of services of the contract with a client, the Company negotiates to modify its existing contract or establishes a new contract to reflect the changes. The Company recognizes renegotiated amounts as revenue by revision to the total contract value resulting from the renegotiated contract.

The Company often offers volume rebates to its large customers based on annual volume thresholds. The Company records an estimate of the annual volume rebate as a reduction of revenue throughout the period based on the estimated total rebate to be earned for the period.

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2008, 2009 AND 2010

(dollars in tables in thousands, except per share data)

1.	Summary of Operations and Significant Accounting Policies

In connection with the management of clinical trials, the Company pays, on behalf of its clients, fees to investigators and test subjects as well as other out-of-pocket costs for items such as travel, printing, meetings and couriers. The Company’s clients reimburse the Company for these costs. The Company includes amounts paid by it as a principal for out-of-pocket costs in direct costs and reports the reimbursements it receives as a principal as reimbursed revenue. In the statements of income, the Company combines amounts paid by the Company as an agent for out-of-pocket costs with the corresponding reimbursements, or revenue, the Company receives as an agent. During the years ended December 31, 2008, 2009 and 2010, fees paid to investigators and other fees the Company paid as an agent and the associated reimbursements were approximately $319.0 million, $330.4 million and $380.7 million, respectively.

Most of the Company’s contracts can be terminated by the client either immediately or after a specified period following notice. These contracts require the client to pay the Company the fees earned through the termination date, the fees and expenses to wind down the study, and, in some cases, a termination fee or some portion of the fees or profit that the Company could have earned under the contract if it had not been terminated early. Therefore, revenue recognized prior to cancellation generally does not require a significant adjustment upon cancellation.

Prior to June 2010, the Discovery Sciences segment generated revenue from the Company’s compound partnering business in the form of upfront payments, development and regulatory milestone payments, and royalties. Upfront payments were generally paid within a short period of time following the execution of an out-license and collaboration agreement. Milestone payments were typically one-time payments to the Company triggered by the collaborator’s achievement of specified development and regulatory submission or approval. Royalties were payments received by the Company based on net product sales of a collaboration. The Company recognized these various forms of payment from its collaborators when the event which triggered the obligation had occurred, there were no further obligations on the Company’s part in connection with the payment, and collection was reasonably assured.

Cash and cash equivalents

Cash and cash equivalents consist of unrestricted cash accounts that are not subject to withdrawal restrictions or penalties, and all highly liquid investments that have a maturity of three months or less at the date of purchase.

Supplemental cash flow information consisted of the following:

	Year Ended December 31,
	2008	2009	2010
Cash paid for interest	$176	$189	$$120

Cash paid for income taxes, net of refunds	$84,230	$75,968	$40,363

Increase in accrued property and equipment purchases	$5,545	$5,161	$4,913

See Note 2 for non-cash investing and financing activities related to the acquisitions that occurred in 2010.

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2008, 2009 AND 2010

(dollars in tables in thousands, except per share data)

1.	Summary of Operations and Significant Accounting Policies

Payables to investigators and investigator advances

Billings and payments to investigators are based on contractual agreements, which can differ from the accrual of the related costs. The Company generally recognizes investigator costs based upon the status of the work completed as a percentage of the total procedures required under the contract or based on patient enrollment over the term of the contract. The Company classifies payments made in excess of the accrued costs as investigator advances and accrued costs in excess of amounts paid as payables to investigators in its consolidated balance sheets.

Inventory

The Company values inventories, which consist principally of laboratory supplies, at the lower of cost (first-in, first-out method) or market. As of December 31, 2009 and 2010, other current assets included inventories totaling $4.1 million and $2.8 million, respectively.

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

Operating leases

The Company records rent expense for operating leases, some of which have escalating rent over the term of the lease, on a straight-line basis over the initial effective lease term. The Company begins depreciation on the date of initial possession, which is generally when the Company enters the space and begins to make improvements in preparation of intended use. Some of the Company’s facility leases provide for concessions by the landlords, including payments for leasehold improvements and free rent periods. The Company reflects these concessions as deferred rent in the accompanying consolidated financial statements. The Company accounts for the difference between rent expense and rent paid as deferred rent. For tenant improvement allowances, rent holidays and other lease incentives, the Company records a deferred rent liability at the inception of the lease term and amortizes the deferred rent over the term of the lease as a reduction to rent expense.

Goodwill, intangible assets and long-lived assets

The Company assigns to goodwill the excess of the purchase price of a business acquired over the fair value of net tangible assets, identifiable intangible assets and acquired in-process research and development costs at the date of the acquisition. The Company evaluates goodwill for impairment on an annual basis at October 1 or more frequently if events or changes in circumstances indicate that goodwill might be impaired. Any impairment could have a material adverse effect on the Company’s financial position and results of operations.

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2008, 2009 AND 2010

(dollars in tables in thousands, except per share data)

1.	Summary of Operations and Significant Accounting Policies

Long-lived assets, including fixed assets and intangible assets, are reviewed for impairment when circumstances indicate that the carrying amount of assets might not be recoverable. This evaluation involves various analyses, including undiscounted cash flow projections. In the event undiscounted cash flow projections indicate impairment, the Company would record an impairment based on the fair value of the assets at the date of the impairment.

Intangible assets consist of customer relationships, non-compete agreements, trade name, backlog and an other intangible asset. The Company amortizes customer relationships, non-compete agreements, trade name, in-process R&D and backlog on a straight-line basis, based on an estimated useful life of one to ten years. The weighted-average amortization period for remaining amortization is 6.4 years for these intangibles. The in-process R&D will not be amortized until it becomes a sellable service. The other intangible asset has an indefinite life, and therefore, the Company does not amortize this asset.

Short-term and long-term investments

The Company’s short-term and long-term investments are classified as available-for-sale securities. The Company determines realized and unrealized gains and losses on short-term and long-term investments on a specific identification basis.

Other investments

The Company also invests in privately held entities in the form of equity, for which fair values are not readily determinable. The Company classifies these investments as other investments using the cost method or equity method based on its percentage ownership and its ability to exert significant influence over, but not control of, the investee.

Under the cost method, the Company determines realized and unrealized losses on a specific identification basis. The Company assesses the net realizable value of these entities on a quarterly basis to determine if there has been a decline in the estimated fair value of these entities below cost basis, and if so, if the decline is other- than- temporary. This quarterly review involves an evaluation of the entity, including, among other things, the market condition of its overall industry, historical and projected financial performance, expected cash needs and recent funding events, as well as the Company’s expected holding period and the length of time and the extent to which the estimated fair value of the investment has been less than cost. Upon realization or recognition of an other- than- temporary decline in the value of an investment, the Company records an impairment in that investment.

Under the equity method, the Company states investments at initial cost and then adjusts them for subsequent additional investments and the Company’s proportionate shares of earnings or losses and distributions. The Company records its share of the investee’s earnings or losses in earnings (losses) from equity method investment, net of income taxes in the consolidated statements of income. The Company’s only equity method investment is an investment fund and the Company’s share of the investee’s earnings or losses are based on the changes in the net asset value of the fund which is determined primarily based on the fair value of the fund’s underlying investments.

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

FOR THE YEARS ENDED DECEMBER 31, 2008, 2009 AND 2010

(dollars in tables in thousands, except per share data)

1.	Summary of Operations and Significant Accounting Policies

Fair value

The accounting standards establish a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are inputs that market participants would use in pricing the asset or liability developed based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the assumptions market participants would use in pricing the asset or liability based on the best information available in the circumstances. The hierarchy is broken down into three levels based on the inputs as follows:

•

Level 1 – Valuations based on quoted prices for identical assets or liabilities in active markets that the Company has the ability to access. Items valued using Level 1 inputs include money market funds, U.S. treasury securities and exchange-traded equity securities.

•

Level 2 – Valuations based on quoted prices in markets that are not active, or for which all significant inputs are observable, either directly or indirectly. Level 2 valuations include the use of matrix pricing models, quotes for comparable securities and valuation models using observable market inputs. Items valued using Level 2 inputs include derivatives and corporate and municipal debt securities.

•

Level 3 – Valuations based on inputs that are unobservable and significant to the overall fair value measurement. Items valued using Level 3 inputs include auction rate securities which are valued using unobservable inputs such as time to market liquidity and appropriate rates of return for comparable securities.

These accounting standards define fair value as the price that would be received to sell an asset or paid to transfer a liability, or the exit price, in an orderly transaction between market participants at the measurement date. Therefore, even when market assumptions are not readily available, the Company’s own assumptions reflect those that market participants would use in pricing the asset or liability at the measurement date. Many financial instruments have bid and ask prices that can be observed in the marketplace. Bid prices reflect the highest price that buyers are willing to pay for an asset. Ask prices represent the lowest price that sellers are willing to accept for an asset. For financial instruments whose inputs are based on bid-ask prices, the Company’s policy is to set fair value at the average of the bid and ask prices.

The availability of observable inputs can vary from product to product and is affected by a wide variety of factors, including, for example, the type of product, whether the product is new and not yet established in the marketplace, and other characteristics particular to the transaction. To the extent that valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment. Accordingly, the degree of judgment exercised by the Company in determining fair value is greatest for instruments categorized in Level 3. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, for disclosure purposes the level in the fair value hierarchy within which the fair value measurement in its entirety falls is based on the lowest level input that is significant to the fair value measurement in its entirety. The Company reports transfers between valuation levels at their fair value as of the end of the month in which such changes in the fair value inputs occurs.

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2008, 2009 AND 2010

(dollars in tables in thousands, except per share data)

1.	Summary of Operations and Significant Accounting Policies

Short and long-term investments and cash equivalents – Where quoted prices are available in an active market, the Company classifies securities in Level 1 of the valuation hierarchy. Level 1 securities include highly liquid debt obligations for which there are quoted prices in active markets, money market funds that trade daily based on net asset values or quoted prices in active markets, and exchange-traded equities. If quoted market prices are not available for the specific security, then the Company estimates fair values by using pricing models or quoted prices of securities with similar characteristics. Examples of such instruments are commercial paper, municipal debt obligations (including variable rate demand notes and fixed maturity obligations), which would generally be classified within Level 2 of the valuation hierarchy. In certain cases where there is limited activity or less transparency around inputs to the valuation, the Company classifies securities within Level 3 of the valuation hierarchy. The Company has classified its entire balance of auction rate securities as Level 3.

Derivatives – The Company’s derivative portfolio consists solely of foreign currency forwards and foreign currency option derivatives. The Company values its derivative positions using generally accepted developed models that use as their basis readily observable market parameters that can be validated to external sources, including industry pricing services. These models reflect the contractual terms of the derivatives, including the period to maturity, and market-based parameters such as interest rates, forward rates, currency exchange rates and the credit quality of the counterparty, and do not require significant judgment. The Company classifies these instruments within Level 2 of the valuation hierarchy.

Equity method investment – The Company’s equity method investment is an investment partnership. The investment partnership holds a number of investments and is valued at net asset value as determined by the fund manager based on the most recent financial information available. The valuation of the underlying investments is based on significant unobservable data and is thus deemed to be a Level 3 valuation.

Cost method investments – The Company’s cost method investments are recorded at cost at the time of the investment and are written down if and when there are declines deemed to be other- than- temporary. The valuation of these assets when required are performed using Level 3 inputs.

Long-lived assets – The Company does not remeasure its long-lived assets to fair value on a recurring basis but instead tests them for impairment when triggering events occur that indicate the fair value may be impaired. When required, the Company values these assets using Level 3 inputs.

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

FOR THE YEARS ENDED DECEMBER 31, 2008, 2009 AND 2010

(dollars in tables in thousands, except per share data)

1.	Summary of Operations and Significant Accounting Policies

Concentration of credit risk

Accounting standards require disclosure of information about financial instruments with off- balance- sheet risk and financial instruments with concentrations of credit risk. Financial instruments that subject the Company to concentrations of credit risk consist principally of accounts receivable and unbilled services, cash equivalents and short-term investments.

The Company’s clients are primarily pharmaceutical and biotechnology companies and academic and government organizations. No single client accounted for more than 10% of the Company’s net revenue in 2008, 2009 or 2010. Concentrations of credit risk with respect to accounts receivable and unbilled services, net are limited to a degree due to the large number of Company clients. No single client accounted for more than 10% of the Company’s accounts receivable and unbilled services, net balance at December 31, 2009 or 2010. The Company performs ongoing credit evaluations of clients’ financial condition and, generally, does not require collateral. The Company continually monitors collections and payments from customers and maintains an allowance for estimated credit losses based on an assessment of risk, historical experience and specific customer collection issues. The Company writes-off uncollectible invoices when collection efforts have been exhausted.

As of December 31, 2010, the Company’s cash equivalents consist principally of cash and U.S. Treasury money market and global liquidity funds. Bank deposits often exceed the FDIC insurance limit. Based on the nature of the financial instruments and/or historical realization of these financial instruments, the Company believes they bear minimal credit risk. At December 31, 2010, short-term investments were generally municipal debt securities, U.S. Treasury securities and corporate FDIC insured debt securities. At December 31, 2010, long-term investments consisted of auction rate securities.

Comprehensive income (loss)

The Company has elected to present comprehensive income (loss) and its components in the consolidated statements of equity and comprehensive income. The components of comprehensive income (loss) are net income and all other non-owner changes in equity.

The balances in accumulated other comprehensive loss were as follows:

	December 31,
	2009	2010
Translation adjustment	$9,951	$29
Pension liability, net of tax benefit of $5,876 and $4,865	(13,778)	(11,705)
Fair value of hedging transactions, net of tax expense of ($2,792) and $(1,714)	5,554	3,523
Net unrealized loss on investments, net of tax benefit of $7,434 and $4,898	(13,692)	(8,987)

Total	$(11,965)	$(17,140)

Components of accumulated other comprehensive loss on the consolidated statements of equity and comprehensive income included the following tax expense (benefit):

	Year Ended December 31,
	2008	2009	2010
Pension liability adjustment	(1,883)	(661)	806
Change in fair value of hedging transactions	7,391	7,026	1,391
Reclassification adjustment for hedging results included in direct costs	(2,146)	957	(2,532)
Benefit from net unrealized loss on investments	10,245	3,327	2,536

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2008, 2009 AND 2010

(dollars in tables in thousands, except per share data)

1.	Summary of Operations and Significant Accounting Policies

Foreign currency translations and transactions

The Company translates assets and liabilities of foreign operations, where the functional currency is the local currency, into U.S. dollars at the rate of exchange at each reporting date. The Company translates income and expenses at the average rates of exchange prevailing during the month in which a transaction occurs. The Company records gains or losses from translating foreign currency financial statements in other comprehensive income. The increase or decrease in cumulative translation adjustment included in other comprehensive income for the years ended December 31, 2008, 2009 and 2010 totaled ($34.8) million, $20.3 million and ($9.9) million, respectively. The Company includes foreign currency transaction gains and losses in other income (expense), net. Foreign currency transaction gains during 2008, 2009 and 2010 were $41.1 million, $24.8 million and $25.0 million, respectively. Foreign currency transaction losses during 2008, 2009 and 2010 were $44.8 million, $27.8 million and $25.9 million, respectively.

Earnings per share

The Company computes basic income per share information based on the weighted-average number of common shares outstanding during the year. The Company computes diluted income per share information based on the weighted-average number of common shares outstanding during the year plus the effects of any dilutive common stock equivalents. The Company excluded 1,403,982 shares, 6,947,701 shares and 8,321,281shares from the calculation of diluted earnings per share during 2008, 2009 and 2010, respectively, because they were antidilutive. The antidilutive shares consist of shares underlying stock options, employee stock purchase plan subscriptions and restricted stock that were antidilutive for the year.

Pension plans

The market value of plan assets is the asset value used in the calculation of pension expense. The market value of the plan assets is based on the net asset value reported by the investment fund trustee, based on the market prices of the underlying securities. This value is binding for purposes of liquidation requests.

Redeemable noncontrolling interests

As further detailed in Note 2, Acquisitions and Dispositions, the holders of noncontrolling equity interests in one of the Company’s subsidiaries have a put option that allows them to require the Company to purchase the remaining noncontrolling equity at the then fair market value. The put option is embedded in the shares owned by the noncontrolling interest holders and is not freestanding. Noncontrolling interests that are redeemable at the option of the noncontrolling interest holders and outside the Company’s control will not be considered permanent equity. As such, the Company reports the redeemable noncontrolling interests in the mezzanine section in the consolidated balance sheet as of December 31, 2010.

The Company recognizes the changes in redemption value of the redeemable noncontrolling interests through additional paid in capital over the redemption period. The Company estimated the fair value of the redeemable noncontrolling interests to be $1.7 million as of both the acquisition date and December 31, 2010.

Share-based compensation

The Company measures share-based compensation cost at the grant date, based on the fair value of the award, and recognizes it as expense over the employees’ requisite service period.

Advertising costs

The Company charges advertising costs to operations as incurred. Advertising costs were approximately $2.0 million, $2.7 million and $3.3 million for the years ended December 31, 2008, 2009 and 2010, respectively.

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2008, 2009 AND 2010

(dollars in tables in thousands, except per share data)

1.	Summary of Operations and Significant Accounting Policies

Research and development costs

Research and development costs for the Clinical Development Services and Laboratory Services segments consist of labor and related benefits charges, materials, supplies and technology costs related to the development of new service offerings for customers.

Research and development costs for the Discovery Sciences segment (see Note 16) consisted primarily of costs associated with preclinical studies and the clinical trials of the Company’s product candidates, development materials, patent costs, labor and related benefit charges associated with personnel performing research and development work, supplies associated with this work, consulting services and an allocation of facility and information technology costs.

All research and development costs for the Company’s drug candidates and external collaborations were expensed as incurred.

Other income (expense), net

Other income (expense), net is recorded in the statement of income as non-operating income. Other income (expense), net for the years ended December 31, 2008, 2009 and 2010 totaled ($1.4) million, ($1.0) million and $3.5 million, respectively. Other income during 2008, 2009 and 2010 was $3.5 million, $3.0 million and $5.6 million, respectively. Other expense during 2008, 2009 and 2010 was ($4.9) million, ($4.0) million and ($2.1) million, respectively.

Use of estimates in preparation of the financial statements

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Restructuring

In 2009, the Company reduced its workforce in North America by approximately 270 employees due to lower demand for its services. The Company accrued and paid restructuring costs associated with this reduction in its workforce of $3.9 million in 2009.

2.	Acquisitions and Dispositions

Acquisitions

In October 2008, the Company completed its acquisition of InnoPharm, an independent contract research organization, for total consideration of $9.0 million. The Company paid $7.3 million at closing and the remaining $1.7 million in October 2010. The Company believes the acquisition of InnoPharm strengthens its presence in Eastern Europe by adding offices in Russia and Ukraine and allows for continued growth in this region while enhancing its ability to conduct global studies for clients. This acquisition is included in the Company’s Clinical Development Services segment.

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2008, 2009 AND 2010

(dollars in tables in thousands, except per share data)

2.	Acquisitions and Dispositions

In December 2008, the Company entered into a strategic collaboration with Merck & Co., Inc., involving vaccine testing and assay development. Under the agreements, the Company purchased Merck’s 130,000 square-foot vaccine testing laboratory and related equipment, for total consideration of $25.2 million. As part of the collaboration, the Company will provide Merck with assay development and immunogenicity testing services to support Merck’s vaccine portfolio over a period of five years. The acquisition of Merck’s vaccine testing facility significantly expands the Company’s overall global central laboratory business, adding vaccine and biologic testing, assay development and sample storage capabilities to its current suite of laboratory services. This acquisition is included in the Company’s Laboratory Services segment.

In April 2009, the Company acquired 100 percent of the outstanding equity interests of Magen BioSciences, Inc., a biotechnology company focused on the development of dermatologic therapies, for total consideration of $14.9 million. Of this amount, the Company paid $13.1 million at closing and deposited the remaining $1.8 million into an escrow account to secure indemnification claims. In the second quarter of 2010, the Company asserted claims against the former Magen stockholders under the merger agreement. The escrowed funds remain in the escrow account. The Company recorded the escrowed funds as a component of other accrued expenses as of December 31, 2010. The Company acquired Magen to expand its former compound partnering program to include dermatological drug discovery and gained screening capability for dermatologic compounds. This acquisition was included in the Company’s Discovery Sciences segment. As discussed below, in May 2010, the Company discontinued the operations of this dermatological business unit.

In April 2009, the Company acquired 100 percent of the outstanding equity interests of AbC.R.O., Inc., a contract research organization operating in Central and Eastern Europe, for total consideration of $40.0 million. Of this amount, the Company paid $36.4 million at closing and deposited the remaining $3.6 million into an escrow account to secure indemnification claims. The escrowed funds are scheduled to be released in the second quarter of 2011. The Company recorded a liability to pay the escrowed funds as a component of other accrued expenses as of December 31, 2010. Through the acquisition, the Company expanded its infrastructure in this region for clinical research by adding offices in Romania, Bulgaria, Serbia and Croatia, and strengthened its operations in other countries in the region. This acquisition is included in the Company’s Clinical Development Services segment. The fair value of the financial assets acquired included accounts receivable of $3.9 million and unbilled receivables of $2.4 million.

In November 2009, the Company acquired 100 percent of the outstanding equity interests of Excel PharmaStudies, Inc., a contract research organization operating in China. The total purchase price was $22.2 million, subject to working capital adjustments. Of this amount, the Company paid $15.7 million at closing and an additional $2.7 million in 2010. At closing, the Company also deposited $3.8 million of the purchase price into an escrow account to secure indemnification claims, which is scheduled to be released by May 2011. The Company recorded a liability to pay the escrowed funds as a component of other accrued expenses as of December 31, 2010. Through the acquisition, the Company expanded its Phase II-IV clinical trial operations in China. This acquisition is included in the Company’s Clinical Development Services segment. The fair value of the financial assets acquired includes accounts receivable of $1.6 million.

In November 2009, the Company acquired 100 percent of the outstanding equity interests of BioDuro LLC, a drug discovery services company focused on integrated drug discovery programs and services in China, for total consideration of $78.6 million. As of December 31, 2010, the Company had paid $75.8 million. At acquisition, the Company deposited $12.0 million of the purchase price into an escrow account to secure indemnification claims and the payment of other obligations. The Company released $9.2 million of the escrowed funds in 2010 and $2.8 million remains in escrow at December 31, 2010. The remaining escrow is recorded in other accrued expenses for $1.1 million and other long-term liabilities for $1.7 million at December 31, 2010. The escrowed funds are scheduled to be released by April 2013. Through the acquisition, the Company expanded its drug development capabilities within the region. This acquisition is included in the Company’s Laboratory Services segment. The fair value of the financial assets acquired included accounts receivable, net of $3.2 million and unbilled receivables of $1.6 million.

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2008, 2009 AND 2010

(dollars in tables in thousands, except per share data)

2.	Acquisitions and Dispositions

In October 2010, the Company acquired a 60 percent interest in X-Chem, Inc. which is developing proprietary small molecule drug discovery services capabilities, for total consideration of $15.5 million. The Company paid $7.0 million to acquire existing outstanding equity interests and $8.5 million to acquire newly issued shares. The Company recorded the transaction as the acquisition of a controlling interest and consolidates X-Chem in the financial statements of the Company. The Company recorded the assets, liabilities and noncontrolling interests as of the acquisition date at fair value, including accounts receivable, net of $0.6 million. The fair value of the noncontrolling interest in X-Chem, Inc. was estimated by applying the discounted cash flows method of the income approach. The fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement. At any time prior to October 31, 2014, the Company has the option to purchase the remaining 40 percent of X-Chem at an entity valuation of $70.0 million. If the Company does not exercise its option the noncontrolling interest holders have the right to purchase the Company’s ownership interests at an entity valuation of $20.0 million between November 1, 2015 and November 30, 2015. X-Chem is required to declare and pay dividends in the future based on a formula agreed to by the Company and the noncontrolling interest holders. As of December 31, 2010, the Company had paid $4.5 million of the total $7.0 million purchase price to acquire outstanding equity interests. The Company deposited the remaining $2.5 million of the purchase price into an escrow account to secure indemnification claims and the payment of other obligations. The escrowed funds are scheduled to be released in April 2013 and the Company recorded a liability to pay the escrowed funds as a component of other long-term liabilities as of December 31, 2010. Through the acquisition, the Company expanded its drug discovery services capabilities. This acquisition is included in the Company’s Laboratory Services segment.

Acquisition costs related to Magen, AbC.R.O., Excel, BioDuro, X-Chem and BioDuro Biologics were not significant and are included in selling, general and administrative costs in the consolidated statements of income. The factors that contributed to the recognition of goodwill included securing new technologies and synergies that are specific to the Company’s business; access to new global markets which are expected to increase revenues and profits; acquisition of a talented workforce; and cost savings opportunities associated with the delivery of the Company’s services.

As of December 31, 2010, the Company held $14.5 million in escrow relating to payments to be made for the AbC.R.O., Magen, Excel, BioDuro and X-Chem acquisitions, of which $10.3 million is reflected as cash held in escrow in the accompanying consolidated balance sheet and $4.2 million is reflected as a component of other assets. These escrows secure the indemnification obligations contained in the definitive agreements governing these transactions. The Company classified these balances as current or long-term based on the expected date of the release of the funds.

The Company accounted for these acquisitions under the acquisition method of accounting. Accordingly, the Company allocated the total purchase price for these acquisitions to the estimated fair value of assets acquired and liabilities assumed, which are set forth in the following tables:

2008 and 2009 Acquisitions:

		Vaccine
	Innopharm	Lab	AbC.R.O.	Magen	Excel	BioDuro
Current assets	$400	$—	$9,935	$3,625	$2,670	$7,114
Property and equipment	662	21,666	1,025	609	682	5,850
Other assets	—	—	90	—	—	415
Current liabilities	(564)	(255)	(4,780)	(1,246)	(5,674)	(5,728)
Other long-term liabilities	—	—	—	—	—	(1,668)
Identifiable intangible assets	308	3,200	7,920	—	3,049	9,810
In-process research and development	—	—	—	10,361	—	—
Goodwill	8,194	584	25,843	1,517	21,518	62,770

Total	$9,000	$25,195	$40,033	$14,866	$22,245	$78,563

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2008, 2009 AND 2010

(dollars in tables in thousands, except per share data)

2.	Acquisitions and Dispositions

The purchase price allocation for the above-referenced acquisitions was complete at December 31, 2010.

Preliminary Purchase Price Allocation for 2010 Acquisition:

X-Chem
Current assets	$9,309
Property and equipment	22
Current liabilities	(1,011)
Other long-term liabilities	(3,592)
Noncontrolling interests	(9,122)
Identifiable intangible assets	9,030
Goodwill	10,864

Total	$15,500

Pro forma results of operations prior to the dates of acquisition have not been presented because the pro forma results are not materially different from the actual results presented.

The Company will not be able to deduct the goodwill related to the AbC.R.O., Magen, Excel, BioDuro or X-Chem acquisitions for tax purposes.

In December 2010, the Company formed BioDuro Biologics Pte. Ltd. to develop proprietary biological drug discovery services capabilities with an investment of $5.0 million and sold a 25 percent interest in the entity in exchange for $1.7 million in intangible assets. The Company recorded the exchange of the 25 percent noncontrolling interests in the entity at the fair value of the intangible assets acquired. At any time between December 2014 and December 2016, the Company has the right to acquire the 25 percent noncontrolling interest at fair value. If the Company fails to exercise its purchase option, then during the 183-day period following the expiration of this option the minority owners have the right to require the Company to purchase their noncontrolling interests at fair value. BioDuro Biologics is included in the Company’s Laboratory Services segment.

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2008, 2009 AND 2010

(dollars in tables in thousands, except per share data)

2.	Acquisitions and Dispositions

Dispositions

In May 2009, the Company completed its disposition of substantially all of the assets of its wholly owned subsidiary Piedmont Research Center, LLC for total consideration of $46.0 million. As of December 31, 2009, the purchaser had an indemnification holdback of $3.4 million, which was included as a component of other current assets. The Company received $3.5 million in 2010 for the holdback plus accrued interest. Piedmont Research Center provided preclinical research services and was included in the Company’s Discovery Sciences segment.

In December 2009, the Company completed the disposition of its wholly owned subsidiary PPD Biomarker Discovery Sciences, LLC for total consideration of $0.1 million and the right to receive a percentage of the revenue received by the purchaser under contracts in backlog as of the date of the acquisition. Contingent consideration will be recognized when and if received in the future. PPD Biomarker Discovery Sciences provided biomarker discovery services and participant sample analysis and was included in the Company’s Discovery Sciences segment.

Due to the unique service offerings of these subsidiaries, the Company determined these business units were no longer a long-term strategic fit and elected to sell them.

In May 2010, the Company discontinued the operations of its wholly owned subsidiary PPD Dermatology, Inc. which was part of the Company’s Discovery Sciences segment.

The results of Piedmont Research Center, PPD Biomarker Discovery Sciences and PPD Dermatology are reported as discontinued operations within the consolidated statements of income as set forth in the following table:

	Year Ended December 31,
	2008	2009	2010
Net revenue	$18,517	$7,058	$—
Loss from discontinued operations	(578)	(25,392)	(4,444)
Net gain on sale of businesses	—	26,707	—
Benefit for income taxes	(149)	(6,374)	(782)
Income (loss) from discontinued operations, net of income taxes	(429)	7,689	(3,662)

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2008, 2009 AND 2010

(dollars in tables in thousands, except per share data)

3.	Cash and Cash Equivalents, Short-term Investments, Long-term Investments and Other Investments

Cash and cash equivalents, short-term investments, long-term investments and other investments were composed of the following as of the dates set forth below:

	Cash and Cash Equivalents	Short-term Investments	Long-term Investments	Other Investments	Unrealized Gains	Unrealized Losses
As of December 31, 2009
Cash	$228,482
Money market funds	180,421
Auction rate securities			$88,558			$21,317
Municipal debt securities		$36,000			$153	36
Corporate debt securities
– FDIC insured		12,713			48	3
Treasury securities		95,932			36	7
Equity method investment:
Celtic Therapeutics Holdings, L.P.				$31,426
Cost method investments:
Bay City Capital Funds				9,181
A.M. Pappas Funds				3,593
Other investments				441

Total	$408,903	$144,645	$88,558	$44,641	$237	$21,363

As of December 31, 2010
Cash	$246,843
Money market funds	232,731
Auction rate securities			$78,747			$14,203
Municipal debt securities		$32,707			$122	24
Corporate debt securities
– FDIC insured		9,160			105	1
Treasury securities		38,109			118	2
Equity method investment:
Celtic Therapeutics Holdings, L.P.				$30,724
Cost method investments:
Bay City Capital Funds				7,069
A.M. Pappas Funds				3,486
Liquidia Technologies, Inc.				5,000
Other investments				1,554

Total	$479,574	$79,976	$78,747	$47,833	$345	$14,230

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2008, 2009 AND 2010

(dollars in tables in thousands, except per share data)

3.	Cash and Cash Equivalents, Short-term Investments, Long-term Investments and Other Investments

For the years ended December 31, 2008, 2009 and 2010, the Company had the following gross realized gains and losses on investments:

	Year Ended December 31,
	2008	2009	2010
Gross realized gains on other investments	$521	$1,179	$3,708
Gross realized gains on municipal debt securities	694	—	4
Gross realized losses on other investments	14,007	2,076	4,999
Gross realized losses on municipal debt securities	117	—	53
Gross realized losses on other short-term investments	3,734	—	—

Short-term and long-term investments

In 2008, one of the investments in the Company’s short-term investment portfolio incurred a loss of $7.3 million. The Company elected to liquidate the balance of this investment during 2008 and was reimbursed by an investment fund manager for $3.6 million of its loss.

The Company held $88.6 million and $78.7 million, net of unrealized losses, in auction rate securities at December 31, 2009 and 2010, respectively. The Company’s portfolio of investments in auction rate securities consists principally of interests in government-guaranteed student loans, insured municipal debt obligations and municipal preferred auction rate securities. The Company classified its entire balance of auction rate securities as long-term investments as of December 31, 2010 due to continuing uncertainties about the liquidity of the auction rate securities market. The Company also recorded unrealized losses on these investments of $21.3 million and $14.2 million as of December 31, 2009 and 2010, respectively. The Company recorded these unrealized losses based on a Level 3 valuation, including assumptions about appropriate maturity periods of the instruments by utilizing a 2 to 5 year workout period based on industry expectations, market interest rates for comparable securities and the underlying credit-worthiness of the issuers. The Company concluded that this impairment was temporary because of its ability to hold the auction rate securities until the fair value recovers and has no current plans to sell the securities. The Company will continue to review the classification and valuation of these securities on a quarterly basis.

The estimated fair value of short-term and long-term investment securities at December 31, 2010, by contractual maturity, was as follows:

Due in 1 year or less	$46,212
Due in 1-5 years	33,764
Due in 5-10 years	5,430
Due after 10 years	73,317

$158,723

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2008, 2009 AND 2010

(dollars in tables in thousands, except per share data)

3.	Cash and Cash Equivalents, Short-term Investments, Long-term Investments and Other Investments

Equity method investment

In October 2009, the Company committed to invest up to $102.7 million in Celtic Therapeutics Holdings, L.P., or Celtic, as a limited partner. Celtic is an investment partnership organized for the purpose of identifying, acquiring and investing in a diversified portfolio of novel therapeutic product candidates, with a focus on mid-stage compounds that have progressed through human proof of concept studies and that are targeted to address unmet medical needs. At December 31, 2010, the Company has 56.8% of the partnership interests. The Company accounts for this investment under the equity method of accounting because the Company is a limited partner and the general partner has all decision-making authority relating to investment decisions and fund operations. As such, the Company is deemed to lack the control of the entity required for consolidation. Additionally, the Company anticipates that its ownership position will decrease to less than 50% as Celtic secures new investors. As of December 31, 2010, the Company had invested a total of $32.7 million of the aggregate commitment. During the years ended December 31, 2009 and 2010, the Company recognized a loss of $1.3 million and $0.7 million, respectively, which was based on the Company’s percentage ownership of Celtic’s losses. As of December 31, 2010, the Company had an investment balance of $30.7 million, which included cumulative investment losses to date. The Company expects to invest the remainder of its commitment over a period of three years.

Cost method investments

The Company is a limited partner in several venture capital funds established for the purpose of investing in life science and healthcare companies. These funds require the Company to commit to make investments in the funds over a period of time. The Company accounts for these funds as cost method investments and determines realized and unrealized losses on a specific identification method. During the years ended December 31, 2009 and 2010, the Company recorded $0.7 million and $5.0 million, respectively, for impairments related to other-than-temporary declines in value of several of its venture capital funds, based on the overall market conditions and the financial performance and estimated fair values of the individual investments held by each fund.

The Company is a stockholder in Accelerator III Corporation and certain of its incubator companies. Accelerator III requires the Company to make investments upon request up to its committed capital amount. The Company accounts for this investment as a cost method investment and determines realized and unrealized losses on a specific identification method. In December 2009, the Company realized an other-than-temporary decline in value of $1.4 million on this investment. The write-down was based on the financial performance of the incubator companies. During the year ended December 31, 2010, the Company recorded a $0.2 million pre-tax gain on an incubator company that had previously been fully impaired. The incubator company was dissolved and its assets were distributed.

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2008, 2009 AND 2010

(dollars in tables in thousands, except per share data)

3.	Cash and Cash Equivalents, Short-term Investments, Long-term Investments and Other Investments

The Company’s capital commitments at December 31, 2010 were as follows:

Fund	Ownership	Total Capital Commitment	Remaining Commitment	Commitment Expiration
Bay City Capital Fund IV, L.P.	2.9%	$10,000	$1,597	September 2010 (2)
Bay City Capital Fund V, L.P.	2.0%	10,000	6,343	October 2012
A.M. Pappas Life Science Ventures III, L.P.	4.7%	4,750	736	December 2009 (2)
A.M. Pappas Life Science Ventures IV, L.P.	3.0%	2,935	2,084	February 2014
Accelerator III and incubator companies (1)	19.9%	4,602	1,722	None

(1)	The Company’s percentage ownership of incubator companies might vary but will not exceed 19.9%.
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

In May 2010, the Company invested $5.0 million for a 10.4% ownership interest in Liquidia Technologies, Inc.

During the year ended December 31, 2010, the Company recorded a $3.5 million pretax gain on the sale of a cost method investment that had previously been fully impaired in 2009. The investment was sold in connection with the acquisition of the investee by a major pharmaceutical company.

During the year ended December 31, 2008, the Company recorded a charge to earnings of $14.0 million for an other-than-temporary decline in the fair market value of its investment in Accentia Biopharmaceuticals, Inc. The write-down was based on a decrease in the publicly quoted market price. In March 2008, Accentia achieved less than favorable results from its Phase III clinical trial for SinuNase. Accentia filed for bankruptcy in November 2008. As of December 31, 2008, the Company had completely written off its investment in Accentia. During the year ended December 31, 2009, the Company sold all of its shares of stock in Accentia at various prices for total proceeds of $1.2 million, resulting in a realized gain of the same amount.

4.	Accounts Receivable and Unbilled Services

Accounts receivable and unbilled services, net, consisted of the following amounts on the dates set forth below:

	December 31,
	2009	2010
Billed	$273,994	$276,240
Unbilled	161,600	168,037
Allowance for doubtful accounts	(5,924)	(8,401)

Total accounts receivable and unbilled services, net	$429,670	$435,876

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2008, 2009 AND 2010

(dollars in tables in thousands, except per share data)

4.	Accounts Receivable and Unbilled Services

The Company derived 38.9% and 38.8% of its accounts receivable and unbilled services, net, from operations outside the United States as of December 31, 2009 and 2010, respectively. Of these amounts, the Company derived 63.1% and 60.2% from operations in the United Kingdom as of December 31, 2009 and 2010, respectively.

Change in allowance for doubtful accounts consisted of the following:

	Year Ended December 31,
	2008	2009	2010
Balance at beginning of year	$7,064	$10,671	$5,924
Provision for doubtful accounts	9,471	3,386	640
Invoice (write-offs)/recoveries, net	(5,864)	(8,133)	1,837

Balance at end of year	$10,671	$5,924	$8,401

The Company maintains allowances for potential credit losses.

5.	Property and Equipment

Property and equipment, stated at cost, consisted of the following amounts on the dates set forth below:

	December 31,
	2009	2010
Land	$8,299	$8,201
Buildings and leasehold improvements	259,186	274,716
Fixed assets not yet placed in service	24,086	13,843
Information technology systems under development	10,102	28,808
Furniture and equipment	222,649	234,132
Computer equipment and software	203,447	203,867

Total property and equipment	727,769	763,567
Less accumulated depreciation	(339,310)	(377,704)

Total property and equipment, net	$388,459	$385,863

As of December 31, 2010, fixed assets not placed in service included software licenses purchased from a third-party vendor with annual payment terms as follows:

June 1, 2011	$4,212
June 1, 2012	4,212

Total future remaining payments	$8,424
Present value discount	(243)

Present value of remaining payments	$8,181

The Company classified its liability related to these licenses as $4.2 million in other accrued expense and $4.0 million in other long-term liabilities on its consolidated balance sheet as of December 31, 2010. Depreciation expense for the years ended December 31, 2008, 2009 and 2010 was $59.1 million, $61.9 million and $61.3 million, respectively.

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2008, 2009 AND 2010

(dollars in tables in thousands, except per share data)

6.	Goodwill and Intangible Assets

Changes in the carrying amount of goodwill for the years ended December 31, 2009 and 2010, by operating segment, were as follows:

	Clinical Development Services	Laboratory Services	Discovery Sciences	Total
Balance as of January 1, 2009	$57,575	$109,863	$53,616	$221,054
Goodwill recorded during the period for acquisitions	42,932	62,353	1,517	106,802
Goodwill written off related to sale of business	—	—	(8,487)	(8,487)
Translation adjustments	3,375	639	—	4,014

Balance as of December 31, 2009	103,882	172,855	46,646	323,383
Goodwill recorded during the period for acquisitions	—	10,864	—	10,864
Adjustments to goodwill for prior year acquisitions	4,296	748	—	5,044
Spin-off of Furiex Pharmaceuticals, Inc.	—	—	(46,646)	(46,646)
Translation adjustments	(1,507)	79	—	(1,428)

Balance as of December 31, 2010	$106,671	$184,546	$—	$291,217

In May 2009, the Company completed its disposition of substantially all of the assets of Piedmont Research Center, LLC, resulting in the write-off of $8.5 million in goodwill.

As of December 31, 2010, the Company’s acquisitions of Excel and BioDuro had adjustments to goodwill of $4.3 million and $0.7 million, respectively, as a result of information that became available after the preliminary purchase price allocation was established.

The Company’s intangible assets were composed of the following as of the dates set forth below:

	December 31, 2009			December 31, 2010
	Carrying Amount	Accumulated Amortization	Net	Carrying Amount	Accumulated Amortization	Net
Customer relationships	$17,145	$(915)	$16,230	$17,658	$(2,844)	$14,814
Non-compete agreements	120	(30)	90	2,047	(84)	1,963
Trade name	150	(52)	98	150	(150)	—
In-process R&D	—	—	—	8,220	—	8,220
Backlog	7,242	(1,345)	5,897	7,217	(2,770)	4,447
Other intangible asset	2,000	—	2,000	2,000	—	2,000

Total	$26,657	$(2,342)	$24,315	$37,292	$(5,848)	$31,444

The Company recorded an impairment of a royalty stream purchase agreement intangible and a compound partnering program intangible of $1.6 million and $10.4 million in 2008 and 2009, respectively.

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2008, 2009 AND 2010

(dollars in tables in thousands, except per share data)

6.	Goodwill and Intangible Assets

Amortization expense for the years ended December 31, 2008, 2009 and 2010 was $0.1 million, $2.0 million and $3.8 million, respectively. As of December 31, 2010, estimated amortization expense for each of the next five years is as follows:

2011	$3,776
2012	3,143
2013	2,966
2014	2,212
2015	1,638

7.	Other Accrued Expenses

Other accrued expenses consisted of the following amounts on the dates set forth below:

	December 31,
	2009	2010
Accrued salaries, wages, benefits and related costs	$106,466	$120,853
Funds held in escrow relating to acquisitions	12,415	10,304
Other	81,839	76,971

	$200,720	$208,128

8.	Debt Instruments and Lease Obligations

Revolving credit facility

The Company’s $25.0 million revolving credit facility with Bank of America, N.A. expired on June 30, 2010, and the Company elected not to renew the credit facility.

Lease obligations

The Company is obligated under noncancellable operating leases expiring at various dates through 2040 relating to its buildings and certain equipment. Rental expense for operating leases included in continuing operations, net of sublease income of $2.1 million, $1.1 million and $0.9 million, was $52.1 million, $54.0 million and $56.2 million for the years ended December 31, 2008, 2009 and 2010, respectively. Rent expense for operating leases included in discontinued operations was $1.6 million, $1.5 million and $0.7 million for the years ended December 31, 2008, 2009 and 2010, respectively.

On December 31, 2009, the Company sold PPD Biomarker Discovery Sciences but retained the lease obligation for the PPD Biomarker Discovery Sciences facility. Because the Company no longer had employees utilizing the facility and had no future plans to utilize the facility, the Company recorded a lease restructuring expense of $4.6 million as a component of discontinued operations. The Company recorded accretion expense of $0.4 million and cash payments of $3.5 million against this liability during 2010.

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2008, 2009 AND 2010

(dollars in tables in thousands, except per share data)

8.	Debt Instruments and Lease Obligations

As of December 31, 2010, future minimum payments for lease obligations for subsequent years were as follows:

2011	$52,298
2012	43,521
2013	34,401
2014	27,994
2015 and thereafter	117,441

275,655
Less: sublease income	(680)

$274,975

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

The Company recognizes changes in the fair value of the effective portion of foreign exchange derivatives that are designated and qualify as cash flow hedges of forecasted revenue and expense transactions in accumulated other comprehensive income, or OCI. The Company reclassifies these amounts from OCI and recognizes them in earnings when either the forecasted transaction occurs or it becomes probable that the forecasted transaction will not occur. The Company reclassifies OCI associated with hedges of foreign currency revenue into direct costs upon recognition of the forecasted transaction in the statements of income. The ineffective portion of a derivative instrument is recognized in earnings in the current period as a component of direct costs, and is measured by comparing the fair value of the forward contract to the change in the forward value of the anticipated transaction. Hedging portfolio ineffectiveness during 2008, 2009 and 2010 was $0.2 million, $47,000 and $58,000, respectively.

The Company recognizes the fair value of foreign currency options and forwards used to manage the Company’s exposure on receivables and payables denominated in foreign currencies other than the entity’s functional currency, with fluctuations in the fair value being included in the statements of income. All foreign currency options and forwards related to receivables and payables hedging, entered into during the year reported in the statements of income were not significant.

As of December 31, 2010, the Company’s outstanding hedging contracts were scheduled to expire over the next 12 months. The Company expects to reclassify the current gain positions of $3.5 million, net of tax, within the next 12 months from OCI into the statement of income. As of December 31, 2009 and 2010, the Company’s foreign currency derivative portfolio resulted in the Company recognizing an asset of $9.0 million and $6.7 million, respectively, as a component of other current assets and a liability of $0.6 million and $1.4 million, respectively, as a component of other accrued expenses.

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2008, 2009 AND 2010

(dollars in tables in thousands, except per share data)

10.	Shareholders’ Equity

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

During the year ended December 31, 2008, the Company repurchased approximately 2,435,000 shares of its common stock for an aggregate purchase price, including broker commissions, of $89.3 million at an average price per share of $36.68. During the years ended December 31, 2009 and 2010, the Company did not repurchase any shares of its common stock. See additional discussion in Note 19 entitled Subsequent Events.

Equity compensation plan

The Company has an equity compensation plan under which the Company may grant stock options, restricted stock and other types of stock-based awards to its employees and directors. Total shares authorized for grant under this plan are 29.6 million. The exercise price of each option granted is equal to the market price of the Company’s common stock on the date of grant and the maximum exercise term of each option granted does not exceed ten years. Options are granted upon approval of the Compensation Committee of the board of directors. The majority of the Company’s options vest ratably over a period of three years. The options expire on the earlier of ten years from the date of grant or within specified time limits following termination of employment. Shares are issued from the Company’s authorized but unissued stock. The Company does not pay dividends on unexercised options. As of December 31, 2010, there were 6.8 million shares of common stock remaining available for grant under the plan.

For the years ended December 31, 2008, 2009 and 2010, stock-based compensation cost totaled $21.7 million, $16.2 million and $15.5 million, respectively. The associated future income tax benefit recognized was $7.8 million, $5.8 million and $5.6 million for the years ended December 31, 2008, 2009 and 2010, respectively.

For the years ended December 31, 2008, 2009 and 2010, the amount of cash received from the exercise of stock options was $16.2 million, $2.3 million and $6.5 million, respectively. In connection with these exercises, the actual excess tax benefit realized for the tax deductions by the Company for the years ended December 31, 2008, 2009 and 2010 were $3.1 million, $0.2 million and $0.3 million, respectively.

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2008, 2009 AND 2010

(dollars in tables in thousands, except per share data)

10.	Shareholders’ Equity

Stock options

A summary of the option activity under the plan as of December 31, 2008, 2009 and 2010, and changes during the years, is presented below:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at January 1, 2008	6,024	$26.01
Granted	2,744	37.14
Exercised	(724)	22.53
Forfeited	(207)	32.79
Expired	(41)	25.26

Outstanding at December 31, 2008	7,796	$30.03

Exercisable at December 31, 2008	3,889	$23.94

Outstanding at January 1, 2009	7,796	$30.03
Granted	1,935	25.47
Exercised	(184)	12.04
Forfeited	(226)	32.97
Expired	(135)	29.84

Outstanding at December 31, 2009	9,186	$29.36

Exercisable at December 31, 2009	5,328	$27.80

Outstanding at January 1, 2010	9,186	$29.36
Granted	3,238	23.45
Exercised	(362)	17.96
Forfeited	(396)	28.11
Expired	(215)	33.35

Outstanding at December 31, 2010	11,451	$27.26	6.9 years	$38,321

Exercisable at December 31, 2010	6,768	$28.40	5.7 years	$22,573

Vested or expected to vest at December 31, 2010	10,938	$27.42	6.8 years	$36,435

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2008, 2009 AND 2010

(dollars in tables in thousands, except per share data)

10.	Shareholders’ Equity

The following table summarizes information about the Plan’s stock options as of December 31, 2010:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at 12/31/10	Weighted-Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at 12/31/10	Weighted- Average Exercise Price
$10.39 – 20.00	1,348	5.2 years	$17.10	1,134	$16.57
$20.01 – 25.00	3,618	7.0 years	$20.92	1,602	$20.91
$25.01 – 32.00	2,573	8.4 years	$26.58	736	$27.43
$32.01 – 37.00	2,051	5.9 years	$33.39	2,020	$33.34
$37.01 – 45.25	1,861	7.3 years	$41.17	1,276	$41.07

	11,451	6.9 years	$27.26	6,768	$28.40

All options granted during the years ended December 31, 2008, 2009 and 2010 were granted with an exercise price equal to the fair value of the Company’s common stock on the grant date. The fair value of the Company’s common stock on the grant date is equal to the Nasdaq closing price of the Company’s stock on the date of grant. The weighted-average grant date fair value per share of options granted during the years ended December 31, 2008, 2009 and 2010 was $9.16, $6.28 and $5.16, respectively. The aggregate fair value of options granted during the years ended December 31, 2008, 2009 and 2010 was $25.1 million, $12.1 million and $16.7 million, respectively. The total intrinsic value (the amount by which the market value of the Company’s common stock exceeded the exercise price of the options on the date of exercise) of options exercised during the years ended December 31, 2008, 2009 and 2010 was $15.4 million, $2.0 million and $2.8 million, respectively.

As a result of adjustments under the Company’s equity compensation plan triggered by the Furiex spin-off, the Company issued options to purchase approximately 415,200 shares. The per share exercise price of the majority of the outstanding options was adjusted to be equal to the product of the pre-distribution option exercise price multiplied by a fraction, the numerator of which was the Company’s closing price of its stock on the day of distribution and the denominator of which was the closing price of the Company’s stock plus the closing price of Furiex’s stock on the day of distribution. Following this adjustment to the per share exercise price, the number of shares subject to each outstanding option were adjusted to ensure that the intrinsic value of each option was the same on the day after the distribution as it was on the day of the distribution.

A summary of the status of unvested options as of December 31, 2010, and changes during the year then ended, is presented below:

Unvested Options	Shares	Weighted- Average Grant Date Fair Value
Unvested at January 1, 2010	3,858	$8.04
Granted	3,238	5.16
Vested	(2,017)	8.30
Forfeited	(396)	7.27

Unvested at December 31, 2010	4,683	$6.35

As of December 31, 2010, the total unrecognized compensation cost related to unvested stock options was approximately $21.2 million. The Company expects to recognize this cost over a weighted-average period of 1.7 years in accordance with the vesting periods of the options. The total fair value of shares vested during the years ended December 31, 2008, 2009 and 2010 was $4.9 million, $19.0 million and $9.5 million, respectively.

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2008, 2009 AND 2010

(dollars in tables in thousands, except per share data)

10.	Shareholders’ Equity

The Company estimates fair value of each option award on the grant date using the Black-Scholes option-pricing model. The following table indicates the assumptions used in estimating fair value for the years ended December 31, 2008, 2009 and 2010.

	2008	2009	2010
Expected term (years)	3.75	3.50	3.75
Dividend yield (%)	0.93-1.21	1.72-2.74	2.36-2.56
Risk-free interest rate (%)	2.05-3.22	1.14-1.87	0.88-2.07
Expected volatility (%)	29.88-30.94	36.58-39.27	37.75-38.55

The expected term represents an estimate of the period of time the Company expects the options to remain outstanding based on historical exercise and termination data. The dividend yield equals the most recent dividend payment over the market price of the stock at the beginning of the period. The risk-free interest rate is the rate at the date of grant for a zero-coupon U. S. Treasury bond with a term that approximates the expected term of the option. Expected volatilities are based on the historical volatility of the Company’s stock price over the expected term of the options.

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

During the years ended December 31, 2008, 2009 and 2010, the Company awarded 11,116 shares, 65,694 shares and 16,794 shares of restricted stock, respectively, with a fair value of $0.5 million, $1.6 million and $0.4 million, respectively. The weighted-average grant date fair value of each share was $40.92, $24.24 and $23.22 for the years ended December 31, 2008, 2009 and 2010, respectively. Total compensation expense recorded during the years ended December 31, 2008, 2009 and 2010 for restricted stock shares granted was $0.8 million, $0.8 million and $0.8 million, respectively. The associated future income tax benefit recognized was $0.3 million, $0.3 million and $0.3 million for the years ended December 31, 2008, 2009 and 2010, respectively. As of December 31, 2010, the total unrecognized compensation cost related to the 70,396 shares of unvested restricted stock was approximately $0.8 million. The Company expects to recognize this cost over a weighted-average period of 2.1 years in accordance with the vesting periods of the restricted stock. The total fair value of restricted stock shares vested during the year ended December 31, 2010 was $0.7 million.

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2008, 2009 AND 2010

(dollars in tables in thousands, except per share data)

10.	Shareholders’ Equity

Employee stock purchase plan

The board of directors and shareholders have reserved 4.5 million shares of the Company’s common stock for issuance under the Employee Stock Purchase Plan (the “ESPP”). The ESPP has two six-month offering periods (each an “Offering Period”) each year, beginning January 1 and July 1, respectively. Eligible employees can elect to make payroll deductions from 1% to 15% of their base pay during each payroll period of an Offering Period. None of the contributions made by eligible employees to purchase the Company’s common stock under the ESPP are tax-deductible to the employees. The purchase price is 90% of the lesser of (a) the reported closing price of the Company’s common stock for the first day of the Offering Period or (b) the reported closing price of the common stock for the last day of the Offering Period. As of December 31, 2010, there were 0.8 million shares of common stock available for purchase by ESPP participants, after giving effect to shares purchased for the second Offering Period of 2010 that were issued in January 2011.

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

The fair value of each ESPP share is estimated using the Black-Scholes option-pricing model. The following table indicates the assumptions used in estimating fair value for the years ended December 31, 2008, 2009 and 2010.

	2008	2009	2010
Expected term (years)	0.50	0.50	0.50
Dividend yield (%)	0.93-0.99	1.72-2.58	2.36-2.56
Risk-free interest rate (%)	2.12-3.37	0.27-0.35	0.20-0.22
Expected volatility (%)	31.47-31.99	31.32-36.68	28.17-34.83

The compensation costs for the ESPP, as determined based on the fair value of the discount and option feature of the underlying ESPP grant were $2.1 million, $2.1 million and $1.8 million for years ended December 31, 2008, 2009 and 2010, respectively. The income tax benefit recognized was $0.1 million, $0.1 million and $0.1 million for the years ended December 31, 2008, 2009 and 2010, respectively. The weighted-average grant date fair value per share during the years ended December 31, 2008, 2009 and 2010 was $6.37, $4.73 and $4.41, respectively. As of December 31, 2010, there was no unrecognized compensation cost related to ESPP shares.

For the years ended December 31, 2008, 2009 and 2010, the value of stock issued for ESPP purchases was $9.2 million, $9.9 million and $8.5 million, respectively. In connection with disqualifying dispositions, the tax benefits realized by the Company for the years ended December 31, 2008, 2009 and 2010 were $0.1 million, $17,000 and $25,000.

During the years ended December 31, 2008, 2009 and 2010, employees contributed $10.0 million, $9.3 million and $8.3 million, respectively, to the ESPP for the purchase of approximately 330,000, 449,000 and 399,000 shares, respectively. The aggregate fair value of shares purchased during the years ended December 31, 2008, 2009 and 2010 was $13.8 million, $11.7 million and $9.3 million, respectively. Contributions for the second Offering Period of 2010 were not used to purchase shares until January 2011.

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2008, 2009 AND 2010

(dollars in tables in thousands, except per share data)

11.	Income Taxes

The components of income before provision for income taxes were as follows:

	Year Ended December 31,
	2008	2009	2010
Domestic	$179,385	$111,654	$86,559
Foreign	100,032	102,844	101,610

Income before provision for income taxes	$279,417	$214,498	$188,169

The components of the provision for income taxes were as follows:

	Year Ended December 31,
	2008	2009	2010
State income taxes:
Current	$6,671	$5,013	$5,468
Deferred	(86)	667	2,012
Federal income taxes:
Current	60,483	31,773	22,657
Deferred	(4,829)	3,138	10,288
Foreign income taxes:
Current	29,948	13,397	19,940
Deferred	(718)	8,904	475

Provision for income taxes	$91,469	$62,892	$60,840

Taxes computed at the statutory U.S. federal income tax rate of 35% are reconciled to the provision for income taxes as follows:

	Year Ended December 31,
	2008	2009	2010
Effective tax rate	32.7%	29.3%	32.3%

Statutory rate of 35%	$97,796	$75,075	$65,859
State taxes, net of federal benefit	5,801	4,806	3,971
Nontaxable income net of nondeductible expenses	(5,218)	(6,972)	(4,449)
Change in valuation allowance	(1,222)	(1,855)	735
Impact of international operations	(4,944)	(6,683)	(7,357)
Other	(744)	(1,479)	2,081

Provision for income taxes	$91,469	$62,892	$60,840

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2008, 2009 AND 2010

(dollars in tables in thousands, except per share data)

11.	Income Taxes

Components of the current deferred tax assets were as follows:

	December 31,
	2009	2010
Future benefit of carryforward losses	$830	$861
Reserve for doubtful accounts	2,209	2,448
Accrued expenses	18,258	20,128
Unearned income	6,957	8,163
Valuation allowance	(1,802)	(1,325)
Other	(384)	635

Total current deferred tax asset	$26,068	$30,910

The current deferred tax liabilities, which are included in other accrued expenses, of $0.8 million and $0.1 million at December 31, 2009 and 2010, respectively, relate to various expenses deducted for tax purposes, not book purposes.

Components of the long-term deferred tax assets were as follows:

	December 31,
	2009	2010
Other depreciation and amortization	$(37,732)	$583
Deferred rent	5,675	66
Stock options	22,494	—
Deferred compensation	2,646	—
Investment basis differences	8,602	—
Valuation allowance	(1,212)	—
Future benefit of carryforward losses	5,782	110
Other	5,704	60

Total long-term deferred tax asset	$11,959	$819

Components of the long-term deferred tax liabilities, which are included in other long-term liabilities, were as follows:

	December 31,
	2009	2010
Other depreciation and amortization	($14,219)	($61,788)
Deferred rent	—	5,604
Deferred compensation	—	3,034
Investment basis differences	—	29
Stock options	1,450	27,407
Pension	4,568	2,955
Valuation allowance	—	(2,424)
Future benefit of carryforward losses	—	3,608
Other	7	5,022

Total long-term deferred tax liability	($8,194)	($16,553)

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2008, 2009 AND 2010

(dollars in tables in thousands, except per share data)

11.	Income Taxes

The Company has recorded a deferred tax asset for foreign and state net operating losses and credits that are subject to either 5-year, 15-year, 20-year or indefinite carryforward periods. The Company has recorded a valuation allowance of $3.1 million against the net operating loss for amounts that it does not believe are more likely than not to be utilized.

The Company also recorded a deferred tax asset related to U.S. net operating losses received in acquisitions in 2003 and 2009. Although the net operating losses are subject to annual limitation under IRC Section 382, management expects all losses to be utilized during the 20-year carryforward period.

The Company has also established a deferred tax asset for federal, state and foreign tax related to unrealized investment losses and state tax on realized capital losses. The Company has recorded a valuation allowance of $0.6 million for the tax benefit that it does not believe is more likely than not to be realized. The federal valuation allowance for unrealized and realized investment losses has been fully released.

In 2010, the total valuation allowance increased by $0.7 million primarily due to an increase in valuation allowance related to the tax benefit of the write-off of the Leicester facility in the United Kingdom.

The Company records current and deferred income tax expense related to its foreign operations to the extent those earnings are taxable. Historically, the Company has made no provision for the additional taxes that would result from the distribution of earnings of foreign subsidiaries because the Company expected to invest them indefinitely. Although the Company repatriated certain foreign earnings in the prior year, the Company’s overall strategy is to maintain liquidity overseas for other foreign acquisitions. As a result, the Company considers that the remainder of its foreign earnings will remain indefinitely invested overseas. The cumulative amount of undistributed earnings for which no U.S. tax liability has been recorded was $267.0 million and $353.0 million for December 31, 2009 and 2010, respectively.

As of December 31, 2009, the Company had total gross unrecognized tax benefits of approximately $31.9 million. Of this total, $14.9 million, net of the federal benefit on state taxes, was the amount that, if recognized, would result in a reduction of the Company’s effective tax rate. As of December 31, 2010, the Company had total gross unrecognized tax benefits of $30.0 million. Of this total, $14.5 million, net of the federal benefit of state taxes, was the amount that, if recognized, would reduce the Company’s effective tax rate. The Company believes that it is reasonably possible that the total amount of unrecognized tax benefits could decrease by up to $1.7 million within the next 12 months due to the settlement of audits and the expiration of the statutes of limitations.

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2008, 2009 AND 2010

(dollars in tables in thousands, except per share data)

11.	Income Taxes

Roll-forward of gross unrecognized tax positions:

Gross tax liability at January 1, 2008	$23,792
Additions for tax positions of the current year	4,419
Reductions for tax positions of the prior years:
Foreign exchange movements	(1,415)
Changes in judgment	(7,526)
Statute closures	(2,412)

Gross tax liability at December 31, 2008	$16,858
Additions for tax positions of the current year	16,732
Additions for tax positions of prior years	1,660
Increases related to acquisitions	2,499
Reductions for tax positions of the prior years:
Foreign exchange movements	374
Settlements	(594)
Changes in judgment	(1,625)
Statute closures	(3,980)

Gross tax liability at December 31, 2009	$31,924
Additions for tax positions of the current year	15,209
Additions for tax positions of prior years	135
Reductions for tax positions of the prior years:
Foreign exchange movements	109
Settlements	(4,361)
Changes in judgment	(9,329)
Statute closures	(3,720)

Gross tax liability at December 31, 2010	$29,967

The Company’s policy for recording interest and penalties associated with tax audits is to record them as a component of provision for income taxes. During 2009, the Company recognized $1.6 million and $0.1 million, respectively, of interest and penalties as an expense to the statement of income. As of December 31, 2009, the Company accrued $5.4 million of interest and $1.1 million of penalties. During 2010, the Company recognized $1.8 million and $0.1 million, respectively, of interest and penalties as an expense to the statement of income. As of December 31, 2010, the Company accrued $4.1 million of interest and $0.9 million of penalties. To the extent interest and penalties are not assessed with respect to uncertain tax positions, the Company will reduce amounts reflected as a reduction of the overall income tax provision.

The Company has analyzed its filing positions in all significant federal, state and foreign jurisdictions where it is required to file income tax returns, as well as open tax years in these jurisdictions. The only periods subject to examination by the major tax jurisdictions where the Company does business are the 2007 through 2010 tax years. Various foreign and state income tax returns are under examination by taxing authorities. The Company does not believe that the outcome of any examination will have a material impact on its financial condition, results of operations or cash flows.

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2008, 2009 AND 2010

(dollars in tables in thousands, except per share data)

12.	Employee Savings and Pension Plans

Savings plan

The Company provides a 401(k) Retirement Savings Plan to its U.S. employees. The Company matches 50% of an employee’s savings up to 6% of pay and these contributions vest ratably over a four-year period. Company matching contributions, net of forfeitures, for all U.S. employees for the years ended December 31, 2008, 2009 and 2010 were $8.3 million, $8.6 million and $12.5 million, respectively.

Following closure of the pension plan to new participants, the Company set up a new defined contribution plan for qualifying U.K. employees employed by the Company’s U.K. subsidiaries. The employees can contribute between 3% and 6% of their annual compensation and the Company matches those contributions with 5% to 8% of the employees’ annual compensation. Company matching contributions for the U.K. defined contribution plan for the years ended December 31, 2008, 2009 and 2010 were $2.2 million, $3.0 million and $3.5 million, respectively.

Non-qualified deferred compensation plans

The Company maintains non-qualified, unfunded deferred compensation plans that permit members of the board of directors and certain highly paid executive employees who are employed in the United States to defer current income for future financial and retirement needs. Eligible employees may defer up to 25% of their base salary on a pretax basis. Eligible employees may also defer all or a portion of their annual bonus on a pretax basis depending on their position. Directors may defer up to 100% of their annual retainer and meeting fees on a pretax basis. Participants also have the opportunity to defer receipt of restricted stock. There are no Company contributions to these plans, and other than accruals for interest or dividend equivalents, all amounts credited to these plans are derived from elective deferrals of compensation otherwise payable to participants.

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

FOR THE YEARS ENDED DECEMBER 31, 2008, 2009 AND 2010

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

As of December 31, 2009 and 2010, 209,243 and 224,769 shares of restricted stock granted to members of management and the board of directors were deferred under this plan and had not been issued. At December 31, 2009 and 2010, the Company recorded a deferred compensation liability under this plan of $3.0 million and $3.7 million in the consolidated balance sheets as a component of other accrued expenses.

Pension plans

The Company has a defined benefit plan for its qualifying United Kingdom, or U.K., employees employed by the Company’s U.K. subsidiaries. This pension plan was closed to new participants as of December 31, 2002. In December 2009, the Company closed the plan to additional contributions effective January 1, 2010. As amended, participants are entitled to receive benefits previously accrued, which are based on the expected pay at retirement and number of years of service through January 1, 2010, but will receive no additional credit for future years of service. Plan assets consist principally of equities, bonds and cash in a managed investment fund.

The Company anticipates contributing approximately $3.0 million to fund this plan during 2011.

Pension costs and other amounts recognized in other comprehensive income for the U.K. Plan included the following components:

	Year Ended December 31,
	2008	2009	2010
Net periodic pension cost:
Service cost benefits earned during the year	$1,445	$1,082	$—
Interest cost on projected benefit obligation	3,042	2,567	3,167
Expected return on plan assets	(2,988)	(1,879)	(2,468)
Amortization of actuarial gains and losses	439	986	1,057

Net periodic pension cost	$1,938	$2,756	$1,756

Other changes in plan assets and benefit obligations recognized in other comprehensive (income) loss:
Net actuarial loss (gain) arising during period	$9,026	$3,273	$(1,798)
Amortization of actuarial loss	(439)	(986)	(1,057)
Foreign currency translation adjustment	(1,861)	74	(24)

Total other comprehensive loss (gain)	$6,726	$2,361	$(2,879)

Total recognized in net periodic pension cost and other comprehensive loss (gain)	$8,664	$5,117	$(1,123)

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2008, 2009 AND 2010

(dollars in tables in thousands, except per share data)

12.	Employee Savings and Pension Plans

Weighted-average assumptions used to determine net periodic pension cost for years ending December 31 were as follows:

	2008	2009	2010
Discount rate	5.8%	5.8%	5.7%
Rate of compensation increase	4.9%	4.5%	5.1%
Long-term rate of return on plan assets	6.6%	6.0%	6.1%

The discount rate is determined using a yield curve based on an index of AA corporate bonds for the appropriate maturity of the cash-flow being discounted. The expected long-term rate of return on assets assumption is based on future expectations for yields on investments weighted in accordance with the asset allocation of the pension plan’s invested funds.

The change in benefit obligation, change in plan assets, funded status and amounts recognized for the defined benefit plan were as follows:

	Year Ended December 31,
	2009	2010
Change in benefit obligation:
Projected benefit obligation at beginning of year	$41,571	$58,261
Service cost	1,082	—
Interest cost	2,567	3,167
Plan participants’ contributions	427	36
Curtailments	(900)	—
Net actuarial loss	9,030	628
Benefits paid	(374)	(779)
Foreign currency translation adjustment	4,858	(2,009)

Projected benefit obligation at end of year	$58,261	$59,304

Change in plan assets:
Fair value of plan assets at beginning of year	$29,216	$42,827
Actual return on plan assets	6,735	4,894
Employer contributions	3,350	2,773
Plan participants’ contributions	427	36
Benefits paid	(374)	(779)
Foreign currency translation adjustment	3,473	(1,436)

Fair value of plan assets at end of year	$42,827	$48,315

Funded status recorded as long-term liability	$(15,434)	$(10,989)

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2008, 2009 AND 2010

(dollars in tables in thousands, except per share data)

12.	Employee Savings and Pension Plans

The projected benefit obligation, accumulated benefit obligation and fair value of plan assets were as follows:

	Year Ended December 31,
	2009	2010
Projected benefit obligation	$58,261	$59,304
Accumulated benefit obligation	$55,044	$54,940
Fair value of plan assets	$42,827	$48,315

Weighted-average assumptions used to determine benefit obligations at end of plan year were as follows:

	2009	2010
Discount rate	5.7%	5.4%
Rate of compensation increase	5.1%	5.0%

Plan assets

The Company’s pension plan weighted-average allocations by asset category are as follows:

	Target Allocation	December 31,
Asset Category		2009	2010
Equity securities	70% - 80%	75.8%	76.0%
Debt securities	10% - 20%	18.2%	18.4%
Cash	0% - 10%	6.0%	5.6%

Total	100%	100.0%	100.0%

An independent third party manages the plan assets and tracks the return on a benchmark portfolio matching the above strategic asset allocation. Based on advice from the Company’s financial advisors, the trustees of the plan have selected the above mix of asset types in order to meet the investment objectives of the pension plan.

The plan assets are valued using the net asset value that is reported by the investment funds used by the pension plan and is deemed to be a Level 1 input. The fair value measurements of the plan assets as of December 31, 2009, included equity securities in the amount of $32.4 million, debt securities in the amount of $7.8 million and cash in the amount of $2.6 million. As of December 31, 2010, the fair value measurements of the plan assets included equity securities in the amount of $36.7 million, debt securities in the amount of $8.9 million and cash in the amount of $2.7 million.

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2008, 2009 AND 2010

(dollars in tables in thousands, except per share data)

12.	Employee Savings and Pension Plans

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

Expected benefit payments for fiscal year ending:

2011	$415
2012	429
2013	443
2014	457
2015	473
Next 5 years	2,608

The estimated amounts that will be amortized from the estimated portion of net loss expected to be recognized within other comprehensive income as a component of net periodic benefit cost during the year ending December 31, 2011 is approximately $0.8 million.

13.	Commitments and Contingencies

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

The Company is self-insured for health insurance for the majority of its employees located within the United States, but maintains stop-loss insurance on a “claims made” basis for expenses in excess of $0.4 million per member per year. As of December 31, 2009 and 2010, the Company maintained a reserve of approximately $2.9 million for both years, included in other accrued expenses on the consolidated balance sheets, to cover open claims and estimated claims incurred but not reported.

As of December 31, 2010, the Company had commitments to invest up to an aggregate additional $10.8 million in four venture capital funds, $1.7 million in other investments and $70.0 million in an equity method investment. For further details, see Note 3.

In 2010, the Company entered into a non-revolving line of credit agreement to loan Celtic Pharma Development Services Bermuda Ltd., a subsidiary of Celtic Pharmaceutical Holdings L.P., up to $18.0 million to finance trade payables in connection with a specified drug candidate. Celtic Pharma Development Services Bermuda Ltd. has appointed the Company to conduct certain clinical studies on the drug candidate. Principal and interest are due and payable no later than June 30, 2013 and are secured by a guarantee of an affiliate of the borrower. As of December 31, 2010, the Company had advanced $9.2 million to the borrower and recorded this as a component of other assets.

The Company sold a noncontrolling interest in its BioDuro Biologics Pte. Ltd. subsidiary. During the 183-day period commencing in December 2015, the minority equity holders have the right to require the Company to repurchase the noncontrolling interest at fair value.

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

FOR THE YEARS ENDED DECEMBER 31, 2008, 2009 AND 2010

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

The following table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis:

	Level 1	Level 2	Level 3	Total
As of December 31, 2009
Assets
Cash and cash equivalents	$180,421	$—	$—	$180,421
Short-term investments:
Treasury securities	95,932	—	—	95,932
Municipal debt securities	—	36,000	—	36,000
Corporate debt securities	9,165	3,548	—	12,713
Long-term investments	—	—	88,558	88,558
Equity method investment	—	—	31,426	31,426
Derivative contracts	—	9,004	—	9,004

Total assets	$285,518	$48,552	$119,984	$454,054

Liabilities
Derivative contracts	$—	$611	$—	$611

Total liabilities	$—	$611	$—	$611

	Level 1	Level 2	Level 3	Total
As of December 31, 2010
Assets
Cash and cash equivalents	$232,731	$—	$—	$232,731
Short-term investments:
Treasury securities	38,109	—	—	38,109
Municipal debt securities	—	32,707	—	32,707
Corporate debt securities	—	9,160	—	9,160
Long-term investments	—	—	78,747	78,747
Equity method investment	—	—	30,724	30,724
Derivative contracts	—	6,668	—	6,668

Total assets	$270,840	$48,535	$109,471	$428,846

Liabilities
Derivative contracts	$—	$1,373	$—	$1,373

Total liabilities	$—	$1,373	$—	$1,373

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2008, 2009 AND 2010

(dollars in tables in thousands, except per share data)

14.	Fair Value of Financial Instruments:

The following table provides a reconciliation of the beginning and ending balances for assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the year ended December 31, 2010:

Long-term Investments
Balance as of December 31, 2009	$119,984
Adjustment to previously recognized unrealized loss on investments included in other comprehensive income	7,114
Equity method loss	(702)
Liquidation of investments	(16,925)

Balance as of December 31, 2010	$109,471

Accounts receivable, accounts payable and accrued liabilities

The carrying amount approximates fair value because of the short maturity of these items.

Letters of credit

From time to time, the Company causes letters of credit to be issued to provide credit support for guarantees, contractual commitments and insurance policies. The fair values of the letters of credit reflect the amount of the underlying obligation and are subject to fees payable to the issuers of the letters of credit competitively determined in the marketplace. As of December 31, 2010, the Company had four letters of credit outstanding for a total of $1.8 million.

Non-recurring Fair Value Measurements

The following table presents information about the Company’s assets and liabilities measured at fair value on a nonrecurring basis using unobservable inputs (Level 3):

Level 3
Cost method investments as of
December 31, 2009	$13,215
December 31, 2010	17,109

As discussed in Note 3, during the years ended December 31, 2009 and 2010, the Company recognized $2.1 million and $5.0 million, respectively, related to other-than-temporary declines in fair value based on the overall market conditions and financial performance of the investments.

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2008, 2009 AND 2010

(dollars in tables in thousands, except per share data)

15.	Related Party Transactions

The Company provides services to and owns 56.8% of Celtic Therapeutics Holdings, L.P. which is accounted for on the equity method. Celtic paid the Company revenue for the years ended December 31, 2008, 2009 and 2010 of $0, $0, and $2.7 million, respectively. As of December 31, 2009 and 2010, Celtic owed the Company $0 and $0.1 million, respectively, for services rendered by the Company. Additionally, the Company loaned Celtic $8.0 million, which is expected to be repaid in the first quarter of 2011.

The Company provided services to several companies in which three members of the Company’s Board of Directors and two executive officers hold board positions. Revenue received from these companies for the years ended December 31, 2008, 2009 and 2010 were $4.2 million, $10.0 million and $26.8 million, respectively. As of December 31, 2009 and 2010, these companies owed the Company $1.3 million and $6.5 million, respectively, for services rendered by the Company. The Company owed these companies $1.2 million and $1.7 million, respectively, as of December 31, 2009 and 2010.

16.	Business Segment Data

In the third quarter of 2010, the Company re-organized its operations into the following two new business segments:

•

Clinical Development Services, which includes Phase II-IV clinical trial management services consisting of project management, clinical trial management, monitoring, data management, biostatistics, regulatory affairs, pharmacovigilance and related services; and

•

Laboratory Services, which includes Phase I, clinical chemistry assay testing and various pre-clinical and clinical laboratory services, including discovery services, central laboratory services, vaccines and biologics testing, bioanalytical services and product analysis.

Previously the Company operated under the Development and Discovery Sciences segments. The Development segment was split into the Clinical Development Services and Laboratory Services segments. Prior period amounts have been reclassified to conform to the new segment presentation. Substantially all of the operating business components of the Company’s Discovery Sciences segment were included in the spin-off of the Company’s compound partnering business in June 2010. Data for that segment is shown below solely for historical information. The Company reclassified its cost-method investments from the Discovery Sciences segment to the Clinical Development Services segment effective July 1, 2009 because of a change in management’s assessment of the strategic value of those investments which are now evaluated in the financial results of the Clinical Development Services segment by the Company’s chief operating decision maker.

The Company evaluates segment performance and allocates resources based on net revenue and operating income (loss). Depreciation and amortization expense is allocated to the business unit based on various operational metrics, such as headcount and space allocation. In addition, net revenue and operating income (loss) by segment exclude reimbursed revenue. The Company has a global infrastructure supporting its business segments, and therefore, assets are not identified by reportable segment.

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2008, 2009 AND 2010

(dollars in tables in thousands, except per share data)

16.	Business Segment Data

Net revenue and operating income (loss) by business segment were as follows as of the dates set forth below:

	Year Ended December 31,
	2008	2009	2010
Net revenue:
Clinical Development Services	$1,151,970	$1,034,865	$1,041,972
Laboratory Services	263,862	274,590	313,074
Discovery Sciences	18,420	6,312	8,010
Reimbursed revenue	117,132	101,003	107,514

Total	$1,551,384	$1,416,770	$1,470,570

Operating income (loss):
Clinical Development Services	$206,664	$167,860	$152,491
Laboratory Services	65,875	55,004	46,822
Discovery Sciences	9,858	(8,559)	(11,861)

Total	$282,397	$214,305	$187,452

Depreciation and amortization:
Clinical Development Services	$41,832	$41,300	$39,307
Laboratory Services	17,224	22,545	25,768
Discovery Sciences	94	10	63

Total	$59,150	$63,855	$65,138

Capital Expenditures:
Clinical Development Services	$46,304	$34,673	$33,252
Laboratory Services	18,764	19,493	28,986
Discovery Sciences	1,816	511	286

Total	$66,884	$54,677	$62,524

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2008, 2009 AND 2010

(dollars in tables in thousands, except per share data)

17.	Operations by Geographic Area

Geographic information for net revenue and operating income by country is determined by the location where the services are provided for the client. Geographic information for identifiable assets by country is determined by the physical location of the assets.

The following table presents information about the Company’s operations by geographic area:

	Year Ended December 31,
	2008	2009	2010
Net revenue:
United States	$937,230	$829,812	$821,189
United Kingdom	170,581	162,964	143,280
Belgium	88,529	70,046	58,950
Other (a)	355,044	353,948	447,151

Total	$1,551,384	$1,416,770	$1,470,570

Operating income:
United States	$160,780	$100,070	$74,603
United Kingdom	32,302	35,731	30,502
Belgium	21,099	13,497	13,298
Other (a)	68,216	65,007	69,049

Total	$282,397	$214,305	$187,452

Identifiable assets:
United States	$1,298,477	$1,400,417	$1,206,656
United Kingdom	250,905	250,290	230,057
Belgium	67,856	80,072	78,680
Other (a)	137,190	299,424	476,653

Total	$1,754,428	$2,030,203	$1,992,046

(a)	Principally consists of operations in 42 countries, 23 of which are located in Europe, none of which comprises more than 6% of net revenue, income from operations or identifiable assets.

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2008, 2009 AND 2010

(dollars in tables in thousands, except per share data)

18.	Spin-off of Furiex Pharmaceuticals, Inc.

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

Furiex’s historical results of operations have been presented as continuing operations in the consolidated statements of income because the Company believes that this transaction does not qualify for discontinued operations treatment due to the ongoing master development services agreement between PPD and Furiex.

19.	Subsequent Events:

Stock repurchase program

In 2008, our board of directors approved a stock repurchase program authorizing us to repurchase up to $350.0 million of our common stock from time to time in the open market. As of December 31, 2010, $260.7 million remained available for share repurchases under the stock repurchase program. On February 14, 2011, the Company entered into an accelerated share repurchase arrangement with Barclays Capital Inc. under which the Company used $200.0 million of the remaining amount to repurchase additional shares of the Company’s common stock.

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2008, 2009 AND 2010

(dollars in tables in thousands, except per share data)

20.	Quarterly Financial Data (unaudited)

2009	First	Second	Third	Fourth	Total
Net revenue	$364,370	$354,598	$340,400	$357,402	$1,416,770
Operating income	66,588	58,264	51,627	37,826	214,305
Net income (loss) from continuing operations	45,140	41,445	40,100	24,921	151,606
Net income (loss) from discontinuing operations	(571)	16,616	(2,426)	(5,930)	7,689
Net income attributable to shareholders (a)	44,569	58,061	37,674	18,991	159,295
Income per common share from continuing operations:
Basic	$0.38	$0.35	$0.34	$0.21	$1.28
Diluted	$0.38	$0.35	$0.34	$0.21	$1.28
Income per common share from discontinued operations:
Basic	$—	$0.14	$(0.02)	$(0.05)	$0.07
Diluted	$—	$0.14	$(0.02)	$(0.05)	$0.06
Net income per common share:
Basic	$0.38	$0.49	$0.32	$0.16	$1.35
Diluted	$0.38	$0.49	$0.32	$0.16	$1.34

2010
Net revenue	$346,766	$369,919	$365,375	$388,510	$1,470,570
Operating income	27,682	40,084	56,835	62,851	187,452
Net income from continuing operations	18,282	23,562	38,002	47,483	127,329
Net loss from discontinuing operations	(1,077)	(2,585)	—	—	(3,662)
Net loss attributable to noncontrolling interests	—	—	—	374	374
Net income attributable to shareholders	17,205	20,977	38,002	47,857	124,041
Income per common share from continuing operations:
Basic	$0.15	$0.20	$0.32	$0.40	$1.07
Diluted	$0.15	$0.20	$0.32	$0.40	$1.06
Income per common share from discontinued operations:
Basic	$(0.01)	$(0.02)	$—	$—	$(0.03)
Diluted	$(0.01)	$(0.02)	$—	$—	$(0.03)
Net income per common share:
Basic	$0.15	$0.18	$0.32	$0.40	$1.05
Diluted	$0.14	$0.18	$0.32	$0.40	$1.04

(a)	The second quarter of 2009 includes a gain on the sale of Piedmont Research Center of $19.5 million, net of tax. The fourth quarter of 2009 includes a gain on the sale of Biomarker of $2.0 million, net of tax and an impairment of intangible of $10.4 million relating to in-process R&D obtained in the Magen acquisition.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC.

Date: February 23, 2011	By:	/s/ DAVID L. GRANGE
	Name:	David L. Grange
	Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ DAVID L. GRANGE David L. Grange	Chief Executive Officer (Principal Executive Officer)	February 23, 2011

/s/ DANIEL G. DARAZSDI Daniel G. Darazsdi	Chief Financial Officer (Principal Financial Officer)	February 23, 2011

/s/ PETER WILKINSON Peter Wilkinson	Chief Accounting Officer (Principal Accounting Officer)	February 23, 2011

/s/ FREDRIC N. ESHELMAN, PHARM.D. Fredric N. Eshelman, Pharm.D.	Executive Chairman and Director	February 23, 2011

/s/ STUART BONDURANT, M.D. Stuart Bondurant, M.D.	Director	February 23, 2011

/s/ FREDERICK FRANK Frederick Frank	Director	February 23, 2011

/s/ CATHERINE M. KLEMA Catherine M. Klema	Director	February 23, 2011

/s/ TERRY MAGNUSON, PH.D. Terry Magnuson, Ph.D.	Director	February 23, 2011

/s/ ERNEST MARIO, PH.D. Ernest Mario, Ph.D.	Director	February 23, 2011

/s/ JOHN A. MCNEILL, JR. John A. McNeill, Jr.	Director	February 23, 2011

S-1