Form 10-Q
period 2011-03-31
PHARMACEUTICAL PRODUCT DEVELOPMENT INC
filed 2011-05-03
CIK 1003124

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2011.

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 113,241,298 shares of common stock, par value $0.05 per share, as of April 27, 2011.

Part I. FINANCIAL INFORMATION

Item 1.	Financial Statements

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF INCOME

(in thousands, except per share data)

(unaudited)

	Three Months Ended March 31,
	2010	2011
Net revenue:
Service revenue	$324,120	$356,165
Reimbursed revenue	22,649	27,038

Total net revenue	346,769	383,203

Direct costs	182,802	206,823
Research and development expenses	6,338	2,220
Selling, general and administrative expenses	112,910	104,947
Depreciation and amortization	17,037	16,764

Total operating expenses	319,087	330,754

Operating income	27,682	52,449
(Loss) income from equity method investment	(2,042)	2,549
Other income (expense), net	1,273	(47)

Income from continuing operations before provision for income taxes	26,913	54,951
Provision for income taxes	8,631	17,584

Income from continuing operations	18,282	37,367
Loss from discontinued operations, net of income taxes	(1,077)	—

Net income	17,205	37,367
Net loss attributable to noncontrolling interests	—	247

Net income attributable to shareholders	$17,205	$37,614

Basic and diluted income per common share from continuing operations	$0.15	$0.32

Basic and diluted loss per common share from discontinued operations	$(0.01)	$—

Net income per common share:
Basic	$0.15	$0.32

Diluted	$0.14	$0.32

Dividends declared per common share	$0.15	$0.15

Weighted-average number of common shares outstanding:
Basic	118,460	116,870
Dilutive effect of stock options and restricted stock	726	1,314

Diluted	119,186	118,184

The accompanying notes are an integral part of these consolidated condensed financial statements.

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

(in thousands)

(unaudited)

Assets

	December 31, 2010	March 31, 2011
Current assets:
Cash and cash equivalents	$479,574	$349,778
Short-term investments	79,976	25,245
Accounts receivable and unbilled services, net	435,876	467,276
Income tax receivable	12,327	6,570
Investigator advances	16,032	16,024
Prepaid expenses	24,535	28,424
Deferred tax assets	30,910	32,969
Cash held in escrow	10,304	9,701
Other current assets	44,172	27,129

Total current assets	1,133,706	963,116

Property and equipment, net	385,863	405,447
Goodwill	291,217	295,495
Long-term investments	78,747	77,553
Other investments	47,833	59,228
Intangible assets	31,444	29,939
Deferred tax assets	819	973
Other assets	22,417	31,260

Total assets	$1,992,046	$1,863,011

Liabilities and Equity

Current liabilities:
Accounts payable	$29,858	$38,467
Payables to investigators	56,612	55,215
Accrued income taxes	1,918	13,153
Other accrued expenses	208,128	193,188
Unearned income	317,191	334,364

Total current liabilities	613,707	634,387

Accrued income taxes	32,924	33,643
Accrued pension liability	10,989	11,586
Deferred rent	16,411	16,086
Deferred tax liabilities	16,552	16,440
Other liabilities	10,796	9,906

Total liabilities	701,379	722,048

Redeemable noncontrolling interests	1,657	745

Total equity:
Shareholders’ equity:
Common stock	5,952	5,655
Paid-in capital	609,281	592,502
Retained earnings	682,160	535,808
Accumulated other comprehensive loss	(17,140)	(1,661)

Total shareholders’ equity	1,280,253	1,132,304
Noncontrolling interests	8,757	7,914

Total equity	1,289,010	1,140,218

Total liabilities and equity	$1,992,046	$1,863,011

The accompanying notes are an integral part of these consolidated condensed financial statements.

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2010	2011
Cash flows from operating activities:
Net income	$17,205	$37,367
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	17,110	16,764
Equity compensation expense	5,651	5,828
Loss (income) from equity investment, net of taxes	1,306	(1,638)
Benefit for deferred income taxes	(2,141)	(2,724)
Other	320	(451)
Net change in operating assets and liabilities	22,568	(13,223)

Net cash provided by operating activities	62,019	41,923

Cash flows from investing activities:
Purchases of property and equipment	(11,147)	(22,181)
Proceeds from sale of property and equipment	48	10
Proceeds from sale of business	3,644	—
Purchases of investments	(4,124)	(977)
Maturities and sales of investments	44,561	55,450
Purchases of other investments	(1,258)	(834)
Net cash paid for acquisitions	(48)	(523)
Changes in restricted cash	48	523
Advances to related party	—	(4,400)

Net cash provided by investing activities	31,724	27,068

Cash flows from financing activities:
Proceeds from exercise of stock options and employee stock purchase plan	4,661	10,857
Income tax benefit from exercise of stock options and disqualifying dispositions of stock	24	289
Repurchase of common stock	—	(200,000)
Cash dividends paid	(17,778)	(18,984)

Net cash used in financing activities	(13,093)	(207,838)

Effect of exchange rate changes on cash and cash equivalents	(8,981)	9,051

Net increase (decrease) in cash and cash equivalents	71,669	(129,796)
Cash and cash equivalents, beginning of the period	408,903	479,574

Cash and cash equivalents, end of the period	$480,572	$349,778

The accompanying notes are an integral part of these consolidated condensed financial statements.

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(numbers in tables in thousands)

(unaudited)

1.	Significant Accounting Policies

The significant accounting policies followed by Pharmaceutical Product Development, Inc. and its subsidiaries (collectively, the “Company”) for interim financial reporting are consistent with the accounting policies followed for annual financial reporting. The Company prepared these unaudited consolidated condensed financial statements in accordance with Rule 10-01 of Regulation S-X and, in management’s opinion, has included all adjustments of a normal recurring nature necessary for a fair presentation. The accompanying consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. The results of operations for the three-month period ended March 31, 2011 are not necessarily indicative of the results to be expected for the full year or any other period. The amounts in the December 31, 2010 consolidated condensed balance sheet are derived from the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

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

Prior to the Company’s June 2010 spin-off, the Discovery Sciences segment included the compound partnering business, a preclinical toxicology research business, and a biomarker discovery services business. In 2009, the Company sold both its preclinical toxicology research and biomarker discovery businesses which were part of the Discovery Sciences segment. In 2010, the Company discontinued the operations of its wholly owned subsidiary PPD Dermatology, Inc. The Company’s Discovery Sciences revenues were all generated in the United States.

Principles of consolidation

The accompanying consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, or U.S. GAAP, and include the accounts of Pharmaceutical Product Development, Inc. and its majority-owned subsidiaries that the Company controls. Amounts pertaining to the noncontrolling ownership interests held by third parties in the operating results and financial position of the Company’s majority-owned subsidiaries are reported as noncontrolling interests. All intercompany balances and transactions have been eliminated in consolidation.

In connection with the formation of the Company’s subsidiary BioDuro Biologics Pte. Ltd., or BioDuro Biologics, the Company has contractual rights and restrictions related to certain activities of MAB Discovery GmbH, or MAB, a variable interest entity that provides services to BioDuro Biologics. The Company determined that it is the primary beneficiary because the Company is currently the sole purchaser of MAB’s services, the primary source of funding to MAB for capital expenditures and has an obligation to absorb certain losses. As a result, the Company consolidates the financial results of MAB into its financial statements. MAB creditors have no recourse against the Company in the event of a default by MAB. As of March 31, 2011, MAB had total assets of $4.9 million and total liabilities of $4.9 million, and the Company had committed to provide up to $9.2 million of credit to MAB, of which $3.8 million was outstanding.

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(numbers in tables in thousands)

(unaudited)

1.	Significant Accounting Policies

Recent accounting pronouncements

In October 2009, the Financial Account Standards Board, or FASB, issued a new accounting standard related to accounting for revenue arrangements with multiple deliverables. This standard applies to all deliverables in contractual arrangements in all industries in which the vendor will perform multiple revenue-generating activities. This standard also addresses the unit of accounting for an arrangement involving multiple deliverables and how arrangement consideration should be allocated. This standard was effective on January 1, 2011 on a prospective basis. The adoption of this standard did not have a material impact on the Company’s consolidated condensed financial statements, other than requiring the additional disclosures included below under “Revenue recognition.”

In March 2010, the FASB issued a new accounting standard, the objective of which is to establish a revenue recognition model for contingent consideration that is payable upon the achievement of an uncertain future event, referred to as a milestone. This consensus applies to milestones in single or multiple-deliverable arrangements involving research and development transactions and was effective on January 1, 2011 on a prospective basis. The adoption of this standard did not have a material impact on the Company’s consolidated condensed financial statements, other than requiring additional disclosures.

In April 2011, the FASB issued an accounting standard update clarifying the guidance as to whether a restructuring of accounts receivable constitutes a troubled debt restructuring. The guidance applies to modifications of receivables when a debtor is experiencing financial difficulties. This guidance will be effective for the first interim period beginning on or after June 15, 2011. The Company does not expect the adoption of this guidance to have a material impact on its consolidated condensed financial statements.

Revenue recognition

The Company generally enters into contracts with clients to provide services with payments based on fixed and variable fee arrangements. The Company recognizes revenue for services, as rendered, only after persuasive evidence of an arrangement exists, the sales price is determinable and collectability is reasonably assured. Once the above criteria have been met, the Company recognizes revenue for the services provided based on the proportional performance methodology, which determines the proportion of outputs or performance obligations that have been completed or delivered compared to the total contractual outputs or performance obligations.

Some of the Company’s contractual arrangements with clients involve multiple service deliverables, such as developing testing methodologies, database management, investigator recruitment and clinical trials monitoring, among other services. Upon entering into the contractual arrangement, the Company determines whether each deliverable has standalone value to the client. If the multiple deliverables within the arrangement each have standalone value to the client, then a separate unit of accounting is assigned to each separate deliverable. If the multiple deliverables are not considered to each have standalone value to the client because the separate deliverables can only be used together, then the deliverables are considered bundled and only one unit of accounting is assigned to the entire arrangement.

A newly adopted accounting standard related to the accounting for revenue arrangements with multiple deliverables requires the allocation of the contractual arrangement’s value based on the relative selling price of the separately identified units of accounting within the arrangement. The standard requires a hierarchy of evidence to be followed when determining the best evidence of the selling price of an item. The best evidence of selling price for a unit of accounting is vendor-specific objective evidence, or VSOE, or the price charged when a deliverable is sold routinely on a standalone basis. When VSOE is not available to determine selling price, relevant third-party evidence, or TPE, of selling price should be used, such as prices competitors charge for interchangeable services to similar clients. When neither VSOE nor TPE of selling price for similar deliverables exists, the Company must use its best estimate of selling price, or BESP, considering all relevant information that is available.

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(numbers in tables in thousands)

(unaudited)

1.	Significant Accounting Policies

Revenue recognition

The Company generally is not able to establish TPE for its services, as its deliverables are highly customized and competitor pricing is not available. VSOE can often be established for certain deliverables based on the Company’s standard price lists used for unitized services or the unit price or hourly rates set forth in the customer arrangement. BESP for deliverables is generally established based on labor costs, risks, and expected profit margins developed from the competitive bidding process for client contracts. The Company allocates the contractual arrangement’s value at the inception of the arrangement using the relative selling prices of the deliverable services within the contract based upon VSOE when available but primarily upon BESP. Consistent with the Company’s accounting policies prior to the adoption of this standard, the Company recognizes revenue for the separate elements of its contracts in accordance with the revenue recognition criteria above. The adoption of this standard did not have a material impact on the Company’s consolidated condensed financial statements.

Under a small number of client contracts, a portion of the payments owed to the Company are contingent upon successful achievement of performance standards or research and development success milestones. These payments are not included in the total contract value used for the proportional performance calculations until the achievement of the performance standard or milestone is reasonably assured. Milestone payments on contracts entered into subsequent to January 1, 2011 were immaterial.

Earnings per share

The Company computes basic income per common share based on the weighted-average number of common shares outstanding during the period. The Company computes diluted income per common share information based on the weighted-average number of common shares outstanding during the period plus the effects of any dilutive common stock equivalents. The Company excluded 7,921,256 shares and 6,783,793 shares from the calculation of diluted earnings per common share during the three months ended March 31, 2010 and 2011, respectively, because they were antidilutive. The antidilutive shares consist of shares underlying stock options, employee stock purchase plan subscriptions and restricted stock units that were antidilutive for the period.

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

Acquisitions

In October 2010, the Company acquired a 60 percent interest in X-Chem, Inc., which is developing proprietary small molecule drug discovery services capabilities, for total consideration of $15.5 million. The Company paid $7.0 million to acquire existing outstanding equity interests and $8.5 million to acquire newly issued shares. The Company recorded the transaction as an acquisition of a controlling interest and consolidates X-Chem’s operating results in the financial statements of the Company. As of the acquisition date, the Company recorded the assets, liabilities and noncontrolling interests at fair value, including accounts receivable, net of $0.6 million. The Company estimated the fair value of the noncontrolling interests in X-Chem by applying the discounted cash flows method of the income approach. The fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement. At any time prior to October 31, 2014, the Company has the option to purchase the remaining 40 percent of X-Chem at an entity valuation of $70.0 million. If the Company does not exercise its option, the noncontrolling interest holders have the right to purchase the Company’s ownership interests at an entity valuation of $20.0 million between November 1, 2015 and November 30, 2015. X-Chem is required to declare and pay dividends in the future based on a formula agreed to by the Company and the noncontrolling interest holders. As of March 31, 2011, the Company had paid $4.5 million of the total $7.0 million purchase price to acquire outstanding equity interests. The Company deposited the remaining $2.5 million of the purchase price into an escrow account to secure indemnification claims and the payment of other obligations. As of March 31, 2011, the Company recorded a liability to pay the escrowed funds, which are scheduled to be released in April 2013, as a component of other liabilities. Through the acquisition, the Company expanded its drug discovery services capabilities. This acquisition is included in the Company’s Laboratory Services segment.

Acquisition costs related to X-Chem were not significant and were included in selling, general and administrative costs in the consolidated condensed statements of income. The factors that contributed to the recognition of goodwill included securing new technologies and synergies that are specific to the Company’s business, access to new market segments which are expected to increase revenues and profits, and acquisition of a talented workforce. The Company will not be able to deduct this goodwill for tax purposes.

The Company accounted for this acquisition under the acquisition method of accounting. The total purchase price for this acquisition was allocated based on the estimated fair value of assets acquired and liabilities assumed.

X-Chem
Purchase Price Allocation for X-Chem:
Current assets	$9,309
Property and equipment, net	22
Current liabilities	(1,011)
Other liabilities	(3,592)
Noncontrolling interests	(8,297)
Identifiable intangible assets	9,030
Goodwill	10,039

Total	$15,500

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(numbers in tables in thousands)

(unaudited)

2.	Acquisitions and Dispositions

Pro forma results of operations prior to the date of acquisition have not been presented because the pro forma results are not materially different from the actual results presented.

As of March 31, 2011, the Company held $13.9 million in escrow relating to payments to be made for previous acquisitions, of which $9.7 million is reflected as cash held in escrow and $4.2 million is reflected as a component of other assets in the accompanying consolidated condensed balance sheet. These escrows secure the indemnification obligations contained in the definitive agreements governing these transactions. The Company recorded $13.6 million in liabilities related to these acquisitions of which $9.4 million is recorded as a component of accrued expenses and $4.2 million is recorded as a component of other liabilities. The Company classified these balances as current or long-term based on the expected date of the release of the funds.

In December 2010, the Company formed BioDuro Biologics Pte. Ltd. to develop proprietary biological drug discovery services capabilities. The Company invested $5.0 million and sold a 25 percent interest in the entity in exchange for $1.7 million in intangible assets. The Company recorded the exchange of the 25 percent noncontrolling interests in the entity at the fair value of the intangible assets acquired. At any time between December 2014 and December 2016, the Company has the right to acquire the noncontrolling interest at fair value. If the Company fails to exercise its purchase option, then during the 183-day period following the expiration of this option the minority owners have the right to require the Company to purchase their noncontrolling interests at fair value. BioDuro Biologics is included in the Company’s Laboratory Services segment.

Dispositions

In May 2010, the Company discontinued the operations of its wholly owned subsidiary PPD Dermatology, Inc., which was part of the Company’s Discovery Sciences segment.

The results of PPD Dermatology are reported as discontinued operations within the consolidated condensed statements of income as set forth in the following table:

	Three Months Ended March 31,
	2010	2011
Loss from discontinued operations	$(1,611)	$—
Benefit for income taxes	(534)	—
Loss from discontinued operations, net of income taxes	(1,077)	—

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

(numbers in tables in thousands)

(unaudited)

3.	Cash and Cash Equivalents, Short-term Investments, Long-term Investments and Other Investments

Cash and cash equivalents, short-term investments, long-term investments and other investments were composed of the following as of the dates set forth below:

	Cash and Cash Equivalents	Short-term Investments	Long-term Investments	Other Investments	Unrealized Gains	Unrealized Losses
As of December 31, 2010
Cash	$246,843
Money market funds	232,731
Auction rate securities			$78,747			$14,203
Municipal debt securities		$32,707			$122	24
Corporate debt securities – FDIC insured		9,160			105	1
Treasury securities		38,109			118	2

Equity method investment:
Celtic Therapeutics Holdings, L.P.				$30,724

Cost method investments:
Bay City Capital Funds				7,069
A.M. Pappas Funds				3,486
Liquidia Technologies, Inc.				5,000
Other investments				1,554

Total	$479,574	$79,976	$78,747	$47,833	$345	$14,230

As of March 31, 2011
Cash	$291,827
Money market funds	57,951
Auction rate securities			$77,553			$15,322
Municipal debt securities		$25,245			$161	3

Equity method investment:
Celtic Therapeutics Holdings, L.P.				$41,285

Cost method investments:
Bay City Capital Funds				7,598
A.M. Pappas Funds				3,633
Liquidia Technologies, Inc.				5,000
Other investments				1,712

Total	$349,778	$25,245	$77,553	$59,228	$161	$15,325

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(numbers in tables in thousands)

(unaudited)

3.	Cash and Cash Equivalents, Short-term Investments, Long-term Investments and Other Investments

For the three months ended March 31, 2010 and 2011, the Company had the following gross realized gains and losses on investments:

	Three Months Ended March 31,
	2010	2011
Gross realized gains on municipal debt securities	$4	$13
Gross realized gains on other short-term investments	—	206
Gross realized losses on municipal debt securities	53	3
Gross realized losses on other short-term investments	—	2

Short-term and long-term investments

The Company classifies its short-term and long-term investments as available-for-sale securities. The Company determines realized and unrealized gains and losses on short-term and long-term investments on a specific identification basis.

The Company held $78.7 million and $77.6 million, net of unrealized losses, in auction rate securities at December 31, 2010 and March 31, 2011, respectively. The Company’s portfolio of investments in auction rate securities consists principally of interests in government-guaranteed student loans, insured municipal debt obligations and municipal preferred auction rate securities. The Company classified its entire balance of auction rate securities as long-term investments as of March 31, 2011 due to continuing uncertainties about the liquidity of the auction rate securities market. The Company also recorded unrealized losses on these investments of $14.2 million and $15.3 million as of December 31, 2010 and March 31, 2011, respectively. The Company recorded these unrealized losses based on a Level 3 valuation, including assumptions about appropriate maturity periods of the instruments by utilizing a 2 to 5 year workout period based on industry expectations, market interest rates for comparable securities and the underlying credit-worthiness of the issuers. The Company concluded that this impairment was temporary because of its ability to hold the auction rate securities until the fair value recovers and has no current plans to sell the securities. The Company will continue to review the classification and valuation of these securities on a quarterly basis.

Equity method investment

In 2009, the Company committed to invest up to $102.7 million in Celtic Therapeutics Holdings, L.P., or Celtic, as a limited partner. Celtic is an investment partnership organized for the purpose of identifying, acquiring and investing in a diversified portfolio of novel therapeutic product candidates, with a focus on mid-stage compounds that have progressed through human proof of concept studies and that are targeted to address unmet medical needs. As of March 31, 2011, the Company owned 56.8% of the outstanding partnership interests of Celtic. The Company accounts for this investment under the equity method of accounting because the Company is a limited partner and the general partner has all decision-making authority relating to investment decisions and fund operations. As such, the Company is deemed to lack the control of the entity required for consolidation. As of March 31, 2011, the Company had a remaining commitment of $60.0 million. For the three months ended March 31, 2010 and 2011, respectively, the Company recognized a loss of $2.0 million and income of $2.5 million, respectively, based on the allocation of profits to the partners’ capital accounts. As of March 31, 2011, the Company had an investment balance of $41.3 million. The Company expects to invest the remainder of its commitment over a period of three years.

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

The Company’s capital commitments in these funds as of March 31, 2011 were as follows:

Fund	Ownership	Total Capital Commitment	Remaining Commitment	Commitment Expiration
Bay City Capital Fund IV, L.P.	2.9%	$10,000	$1,451	September 2010 (2)
Bay City Capital Fund V, L.P.	2.0%	10,000	5,959	October 2012
A.M. Pappas Life Science Ventures III, L.P.	4.7%	4,750	736	December 2009 (2)
A.M. Pappas Life Science Ventures IV, L.P.	3.0%	2,935	1,937	February 2014
Accelerator III and incubator companies (1)	19.9%	4,602	1,565	None

(1)	The Company’s percentage ownership of Accelerator III and incubator companies might vary but will not exceed 19.9%.
(2)

The funding commitments to Bay City Capital Fund IV, L.P. and A.M. Pappas Life Science Ventures III, L.P. have expired for new investments. The Company may still be required to fund additional investments in existing fund portfolio companies and the ongoing operations of the funds up to the amount of the remaining capital commitment.

In May 2010, the Company invested $5.0 million for an ownership interest in Liquidia Technologies, Inc. As of March 31, 2011, the Company’s ownership interest in Liquidia was 8.6%.

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(numbers in tables in thousands)

(unaudited)

4.	Accounts Receivable and Unbilled Services

Accounts receivable and unbilled services, net, consisted of the following amounts on the dates set forth below:

	December 31, 2010	March 31, 2011
Billed	$276,240	$307,430
Unbilled	168,037	166,347
Allowance for doubtful accounts	(8,401)	(6,501)

Total accounts receivable and unbilled services, net	$435,876	$467,276

5.	Property and Equipment

Property and equipment, stated at cost, consisted of the following amounts on the dates set forth below:

	December 31, 2010	March 31, 2011
Land	$8,201	$8,283
Buildings and leasehold improvements	274,716	278,077
Fixed assets not placed in service	13,843	35,805
Information technology systems under development	28,808	22,527
Furniture and equipment	234,132	240,071
Computer equipment and software	203,867	215,414

Total property and equipment	763,567	800,177
Less accumulated depreciation	(377,704)	(394,730)

Total property and equipment, net	$385,863	$405,447

As of March 31, 2011, fixed assets not placed in service included software licenses purchased from a third-party vendor with annual payment terms as follows:

June 1, 2011	$4,212
June 1, 2012	4,212

Total future remaining payments	8,424
Present value discount	(183)

Present value of remaining payments	$8,241

The Company classified its liability related to these licenses as $4.2 million in other accrued expenses and $4.0 million in other liabilities on its consolidated condensed balance sheet as of March 31, 2011. Depreciation expense was $16.2 million and $15.8 million for the three months ended March 31, 2010 and 2011, respectively.

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(numbers in tables in thousands)

(unaudited)

6.	Goodwill and Intangible Assets

Changes in the carrying amount of goodwill for the three months ended March 31, 2011, by operating segment, were as follows:

	Clinical Development Services	Laboratory Services	Total
Balance as of December 31, 2010	$106,671	$184,546	$291,217
Adjustments to goodwill for prior year acquisitions	—	(825)	(825)
Translation adjustments	3,210	1,893	5,103

Balance as of March 31, 2011	$109,881	$185,614	$295,495

As of March 31, 2011, the Company recorded a $0.8 million adjustment to goodwill related to X-Chem resulting from information regarding the valuation estimates that became available after the preliminary purchase price allocation was established.

The Company’s intangible assets were composed of the following as of the dates set forth below:

	December 31, 2010			March 31, 2011
	Carrying Amount	Accumulated Amortization	Net	Carrying Amount	Accumulated Amortization	Net
Customer relationships	$17,658	$(2,844)	$14,814	$17,658	$(3,378)	$14,280
Non-compete agreements	2,047	(84)	1,963	1,300	(110)	1,190
Trade name	150	(150)	—	150	(150)	—
In-process R&D	8,220	—	8,220	8,220	—	8,220
Backlog	7,217	(2,770)	4,447	7,217	(2,968)	4,249
Other intangible asset	2,000	—	2,000	2,000	—	2,000

Total	$37,292	$(5,848)	$31,444	$36,545	$(6,606)	$29,939

Amortization expense for the three months ended March 31, 2010 and 2011 was $0.9 million and $1.0 million, respectively. As of March 31, 2011, expected amortization expense for each of the next five years is as follows:

2011 (remaining nine months)	$2,930
2012	3,274
2013	3,097
2014	2,344
2015	1,769

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(numbers in tables in thousands)

(unaudited)

7.	Shareholders’ Equity

Stock options

The Company estimates fair value of each award on the grant date using the Black-Scholes option-pricing model and recognizes it as expense over the employee’s requisite service period.

During the three months ended March 31, 2011, the Company granted options to purchase approximately 1,615,500 shares with a weighted-average exercise price of $27.27. This amount includes options to purchase approximately 1,554,500 shares granted in the Company’s annual grant during the first quarter of 2011. All options were granted with an exercise price equal to the fair value of the Company’s common stock on the grant date. The fair value of the Company’s common stock on the grant date is equal to the Nasdaq closing price of the Company’s stock on the date of grant. The weighted-average grant date fair value per share and the aggregate fair value of options granted during the three months ended March 31, 2010 and 2011 was $5.43 and $6.77 per share, $8.9 million and $10.9 million, respectively. As of March 31, 2011, the Company had 12.6 million options outstanding.

Restricted stock units

The Company has issued restricted stock units that are subject to a three-year linear vesting schedule with one-third of the grant vesting on each of the first, second and third anniversaries of the award date. The Company determines expense based on the market value of the restricted stock units on the award date, and recognizes expense on a straight-line basis over the vesting period.

During the three months ended March 31, 2011, the Company awarded approximately 359,000 restricted stock units to employees in the Company’s annual grant during the first quarter of 2011. The weighted-average award date fair value per unit and the aggregate fair value of units during the three months ended March 31, 2011 was $27.27 per share and $9.8 million, respectively. As of March 31, 2011, all 359,000 restricted stock units were unvested.

Stock repurchase program

In February 2008, the Company’s Board of Directors approved a stock repurchase program authorizing the Company to repurchase up to $350.0 million of its common stock from time to time. In February 2011, the Company entered into an accelerated share repurchase, or ASR, arrangement with Barclays Capital Inc., or Barclays, under which the Company used $200.0 million of the remaining amount to repurchase additional shares of its common stock. During the three months ended March 31, 2011, the Company repurchased approximately 6.5 million shares of its common stock under this arrangement for an aggregate purchase price of $200.0 million.

The agreement with Barclays for the ASR includes a forward sale contract that is expected to settle prior to September 2011. Under the terms of the forward sale contract, Barclays is required to purchase, in the open market, $200.0 million of shares of the Company’s common stock during the term of the contract to fulfill its obligation related to the shares it borrowed from third parties and sold to the Company. At settlement, the Company, at its option, is required to either pay cash or issue registered or unregistered shares of its common stock to Barclays if Barclays’ volume weighted average purchase price of open market purchases is higher than the average price of the 6.5 million shares purchased by the Company from Barclays, such average price is referred to as the hedge price. If Barclays’ volume weighted average price is lower than the hedge price, Barclays is required to pay the Company either cash or additional shares of the Company’s common stock, at the Company’s option. The Company accounted for this forward sale contract as an equity instrument under accounting guidelines. As the fair value of the forward sale contract at inception was zero, no accounting for the forward sale contract is required until settlement, as long as the forward sale continues to meet the requirements for classification as an equity instrument.

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(numbers in tables in thousands)

(unaudited)

7.	Shareholders’ Equity

As of March 31, 2011, $60.7 million remained available for stock repurchases authorized by the Board of Directors. The manner of the purchases, the amount the Company spends and the number of shares repurchased will vary based on a variety of factors, including the status of the Barclays ASR program, the stock price and blackout periods in which the Company is restricted from repurchasing shares.

8.	Comprehensive Income

Comprehensive income consisted of the following amounts on the dates set forth below:

	Three Months Ended March 31,
	2010	2011
Net income, as reported	$17,205	$37,367
Other comprehensive income (loss):
Cumulative translation adjustment	(11,910)	16,422
Change in fair value of hedging transactions, net of tax benefit (expense) of $1,212 and ($504), respectively	(2,854)	1,055
Reclassification adjustment for hedging results included in direct costs, net of tax benefit of $683 and $542, respectively	(1,249)	(1,176)
Net unrealized gain (loss) on investments, net of tax (expense) benefit of ($945) and
$457, respectively	1,842	(822)

Total other comprehensive income (loss)	(14,171)	15,479

Comprehensive income	$3,034	$52,846

Accumulated other comprehensive loss consisted of the following amounts on the dates set forth below:

	December 31, 2010	March 31, 2011
Translation adjustment	$29	$16,450
Pension liability, net of tax benefit of $4,865	(11,705)	(11,705)
Fair value on hedging transactions, net of tax expense of ($1,714) and ($1,697), respectively	3,523	3,402
Net unrealized losses on investments, net of tax benefit of $4,898 and $5,355, respectively	(8,987)	(9,808)

Total	$(17,140)	$(1,661)

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

The Company recognizes changes in the fair value of the effective portion of foreign exchange derivatives that are designated and qualify as cash flow hedges of forecasted revenue and expense transactions in accumulated other comprehensive income, or OCI. The Company reclassifies these amounts from OCI and recognizes them in earnings when either the forecasted transaction occurs or it becomes probable that the forecasted transaction will not occur. The Company reclassifies OCI associated with hedges of foreign currency revenue into direct costs upon recognition of the forecasted transaction in the statements of income. The Company recognizes the ineffective portion of a derivative instrument in earnings in the current period as a component of other income, and measures it by comparing the fair value of the forward contract to the change in the forward value of the anticipated transaction. Hedging portfolio ineffectiveness during the three months ended March 31, 2010 and 2011 was $0.2 million and $0.1 million, respectively.

The Company also manages its exposure on receivables and payables denominated in currencies other than the entity’s functional currency through the use of natural hedges and foreign currency options and forwards, if necessary. The Company records foreign currency derivatives at fair value, with fluctuations in the fair value being included in the statements of income as a component of other income. There were two outstanding foreign currency options and forwards related to receivables and payables hedging outstanding as of March 31, 2011. The fair value of the derivative liability and the gains and losses reported in the statements of income were not significant.

As of March 31, 2011, the Company’s outstanding hedging contracts were scheduled to expire over the next nine months. The Company expects to reclassify the current gain positions of $3.4 million, net of tax, within the next nine months from OCI into the statement of income. As of December 31, 2010 and March 31, 2011, the Company’s foreign currency derivative portfolio resulted in the Company recognizing an asset of $6.7 million and $6.8 million, respectively, as a component of other current assets and a liability of $1.4 million and $1.6 million, respectively, as a component of other accrued expenses.

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(numbers in tables in thousands)

(unaudited)

10.	Pension Plan

Net periodic pension costs for the U.K. pension plan included the following components:

	Three Months Ended March 31,
	2010	2011
Interest cost	$799	$813
Expected return on plan assets	(623)	(742)
Amortization of losses	267	212

Net periodic pension cost	$443	$283

During the three months ended March 31, 2011, the Company did not make contributions to the plan, but it does expect to contribute approximately $3.0 million to this plan during the remainder of 2011.

11.	Commitments and Contingencies

From time to time, the Company causes letters of credit to be issued to provide credit support for guarantees, contractual commitments and insurance policies. The fair values of the letters of credit reflect the amount of the underlying obligation and are subject to fees payable to the issuers of the letters of credit competitively determined in the marketplace. As of March 31, 2011, the Company had four letters of credit outstanding for a total of $1.8 million.

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

As of March 31, 2011, the Company had commitments to invest up to an aggregate additional $10.1 million in several venture capital funds, $1.6 million in other investments and $60.0 million in an equity method investment. For further details, see Note 3.

In 2010, the Company entered into a non-revolving line of credit agreement to loan Celtic Pharma Development Services Bermuda Ltd., a subsidiary of Celtic Pharmaceutical Holdings L.P., up to $18.0 million to finance trade payables in connection with a specified drug candidate. Celtic Pharma Development Services Bermuda Ltd. has appointed the Company to conduct certain clinical studies on the drug candidate. Principal and interest are due and payable no later than June 30, 2013 and are secured by a guarantee of an affiliate of the borrower. As of March 31, 2011, the Company had advanced $13.6 million to the borrower and recorded this as a component of other assets.

In 2010, the Company sold a noncontrolling interest in its BioDuro Biologics Pte. Ltd. subsidiary. During the 183-day period commencing in December 2016, the minority equity holders have the right to require the Company to repurchase the noncontrolling interest at fair value.

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(numbers in tables in thousands)

(unaudited)

11.	Commitments and Contingencies

As of March 31, 2011, the Company’s total gross unrecognized tax benefits were $27.8 million, of which $15.2 million, if recognized, would reduce its effective tax rate. The Company believes that it is reasonably possible that the total amount of unrecognized tax benefits could decrease up to $4.7 million within the next twelve months due to the settlement of audits and the expiration of statutes of limitations.

The Company’s policy for recording interest and penalties associated with tax audits is to record them as a component of provision for income taxes. As of March 31, 2011, the Company accrued $4.6 million of interest and $0.9 million of penalties with respect to uncertain tax positions. To the extent interest and penalties are not assessed with respect to uncertain tax positions, the Company will reduce amounts accrued and reflect them as a reduction of the overall income tax provision.

Under most of its agreements for services, the Company typically agrees to indemnify and defend the sponsor against third-party claims based on the Company’s negligence or willful misconduct. Any successful claims could have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

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

The Company’s assets and liabilities recorded at fair value have been categorized based upon a fair value hierarchy in accordance with the accounting standards. See “Fair Value” under Note 1 to the financial statements in the Company’s Form 10-K for the year ended December 31, 2010 for a discussion regarding this hierarchy.

The following table presents information about the Company’s assets and liabilities required to be measured at fair value on a recurring basis:

	Level 1	Level 2	Level 3	Total
As of December 31, 2010
Assets
Cash and cash equivalents	$232,731	$—	$—	$232,731
Short-term investments:
Treasury securities	38,109	—	—	38,109
Municipal debt securities	—	32,707	—	32,707
Corporate debt securities	—	9,160	—	9,160
Long-term investments	—	—	78,747	78,747
Other investment	—	—	30,724	30,724
Derivative contracts	—	6,668	—	6,668

Total assets	$270,840	$48,535	$109,471	$428,846

Liabilities
Derivative contracts	$—	$1,373	$—	$1,373

Total liabilities	$—	$1,373	$—	$1,373

	Level 1	Level 2	Level 3	Total
As of March 31, 2011
Assets
Cash and cash equivalents	$57,951	$—	$—	$57,951
Short-term investments:
Municipal debt securities	—	25,245	—	25,245
Long-term investments	—	—	77,553	77,553
Other investments	—	—	41,285	41,285
Derivative contracts	—	6,819	—	6,819

Total assets	$57,951	$32,064	$118,838	$208,853

Liabilities
Derivative contracts	$—	$1,626	$—	$1,626

Total liabilities	$—	$1,626	$—	$1,626

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(numbers in tables in thousands)

(unaudited)

12.	Fair Value of Financial Instruments

The following table provides a reconciliation of the beginning and ending balances for assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs, or Level 3, for the three months ended March 31, 2011:

Long-term Investments
Balance as of December 31, 2010	$109,471
Adjustment to previously recognized unrealized loss on investments included in other comprehensive income	(1,119)
Income from equity method investment	2,549
Additional equity method investment	8,012
Liquidation of investments	(75)

Balance as of March 31, 2011	$118,838

13.	Business Segment Data

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

Net revenue and operating income (loss) by business segment were as follows as of the dates set forth below:

	Three Months Ended March 31,
	2010	2011
Net revenue:
Clinical Development Services	$249,294	$279,658
Laboratory Services	74,533	76,507
Discovery Sciences	293	—
Reimbursed revenue	22,649	27,038

Total	$346,769	$383,203

Operating income (loss):
Clinical Development Services	$27,006	$46,492
Laboratory Services	9,534	5,957
Discovery Sciences	(8,858)	—

Total	$27,682	$52,449

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(numbers in tables in thousands)

(unaudited)

14.	Related Party Transactions

As of March 31, 2011, the Company provides services to and owns 56.8% of Celtic Therapeutics Holdings, L.P., or Celtic, which is accounted for under the equity method. The Company previously loaned Celtic $8.0 million. During the first quarter of 2011, the outstanding loan was converted to additional equity in settlement of a $10.0 million capital call.

15.	Subsequent Events

Line of credit

In April 2011, the Company entered into a $50.0 million revolving line of credit facility with Barclays Bank PLC. The facility has a term of one-year and the Company can use the borrowings for general corporate purposes. The credit facility contains normal, usual and customary affirmative, negative and financial covenants for financings of this size and kind. Outstanding borrowings under the credit facility bear interest at an annual fluctuating rate tied to certain financial indices plus an agreed upon margin. The credit facility is currently scheduled to expire in April 2012, at which time any outstanding balance will be due.

Equity method investment

In April 2011, the Company entered into a commitment to invest $50.0 million in the venBio Global Strategic Fund, L.P., or venBio, over the next five years. venBio invests in early stage life sciences companies. The Company is a limited partner in venBio and will account for the investment using the equity method.

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

Forward-looking Statements

This Form 10-Q contains forward-looking statements within the meaning of the federal securities laws. These statements relate to future events or our future financial performance. Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events or performance, expectations, predictions, assumptions and other statements that are not statements of historical facts. In some cases, you can identify forward-looking statements by terminology such as “might”, “will”, “should”, “expect”, “plan”, “anticipate”, “believe”, “estimate”, “predict”, “intend”, “potential” or “continue”, or the negative of these terms, or other comparable terminology. These statements are only predictions. These statements rely on a number of assumptions and estimates that could be inaccurate and that are subject to risks and uncertainties. Actual events or results might differ materially due to a number of factors, including those listed in “Potential Volatility of Quarterly Operating Results and Stock Price” below and in “Item 1A. Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2010. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.

Company Overview

We are a leading global contract research organization providing drug discovery, development and lifecycle management services. Our clients include pharmaceutical, biotechnology, medical device, academic, non-profit and government organizations. We apply innovative technologies, therapeutic expertise and a commitment to quality to help our clients accelerate the development of safe and effective therapeutics and maximize the returns on their research and development investments.

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

With 87 offices in 44 countries and more than 11,000 employees worldwide, our global infrastructure enables us to accommodate the multinational drug development needs of our clients. We have provided services to 49 of the top 50 pharmaceutical companies in the world as ranked by 2009 healthcare research and development spending. We also work with leading biotechnology companies and government organizations that sponsor clinical research. We are one of the world’s largest providers of drug development services based on 2010 annual net revenue generated from contract research organizations.

Our services offer our clients a way to identify and develop drug candidates more quickly and cost-effectively. In addition, with global infrastructure, we are able to accommodate the multinational drug discovery and development needs of our clients. For more detailed information on PPD, see our Annual Report on Form 10-K for the year ended December 31, 2010.

Executive Overview

Our revenues are dependent on a relatively small number of industries and clients. As a result, we closely monitor the market for our services. For a discussion of the trends affecting the market for our services, see “Item 1. Business – Trends Affecting the Drug Discovery and Development Industry” in our Annual Report on Form 10-K for the year ended December 31, 2010. We continue to believe in the fundamentals of the CRO services market. We expect many clinical trial sponsors to continue to narrow their drug discovery and development services vendor lists and outsource a greater percentage of their research and development budgets in the years ahead. For the remainder of 2011, we plan to continue to pursue and establish innovative and strategic client relationships, while enhancing our focus on execution and quality to differentiate our company and create value for our clients and our shareholders. We also expect to expand the scope of our discovery services offerings through new technologies that should differentiate us from our competitors. We continue to focus on all selling, general and administrative, or SG&A, expenses and on driving efficiencies, while selectively investing for future growth and productivity gains. Finally, we will continue the initiatives started in 2010 to improve productivity and control costs to achieve our 2011 financial objectives.

We review various metrics to evaluate our financial performance, including period-to-period changes in backlog, new authorizations, cancellation rates, revenue, revenue conversion, margins and earnings. In the first quarter of 2011, we had net authorizations, defined as new authorizations less cancellations and adjustments, of $465.4 million, a slight decrease over the same period in 2010. The cancellation rate for the first quarter of 2011 was 5.1% of beginning backlog compared to 4.2% for the same period in 2010. The average length of our contracts in backlog decreased to 33 months as of March 31, 2011 from 34 months as of December 31, 2010. Revenue conversion, defined as revenue divided by prior periods’ ending backlog, in the first quarter of 2011 averaged 10.4% compared to 10.8% for the same period in 2010.

Backlog by client type as of March 31, 2011 was 77.5% pharmaceutical, 16.5% biotech and 6.0% government/other, as compared to 77.6% pharmaceutical, 15.6% biotech and 6.8% government/other as of March 31, 2010. Net revenue by client type for the quarter ended March 31, 2011 was 80.2% pharmaceutical, 17.6% biotech and 2.2% government/other, compared to 74.8% pharmaceutical, 21.4% biotech and 3.8% government/other for the same period in 2010. The change in the composition of our net revenue was primarily a result of an increase in percentage of authorizations from pharmaceutical companies during the trailing twelve-month period ended March 31, 2011 and mergers of biotechnology clients into pharmaceutical companies.

For the first quarter of 2011, net revenue contribution by business segment was 78.5% from Clinical Development Services and 21.5% from Laboratory Services, compared to net revenue contribution for the first quarter of 2010 of 76.9% from Clinical Development Services, 23.0% from Laboratory Services and 0.1% for Discovery Sciences. Our top therapeutic areas by net revenue for the quarter ended March 31, 2011 were oncology, circulatory/cardiovascular, endocrine/metabolic, infectious disease and central nervous system. For a detailed discussion of our revenue, margins, earnings and other financial results for the quarter ended March 31, 2011, see “Results of Operations – Three Months Ended March 31, 2010 versus Three Months Ended March 31, 2011” below.

Capital expenditures for the three months ended March 31, 2011 totaled $22.2 million. These capital expenditures were primarily for the expansion of our Richmond laboratory, scientific equipment for our laboratory units and leasehold improvements for our Vaccine and Biologics Center of Excellence. We made these investments to support growth in our businesses and to improve the efficiencies of our operations.

As of March 31, 2011, we had $452.6 million of cash, cash equivalents and short- and long-term investments. In the first quarter of 2011, we generated $41.9 million in cash from operations. The number of days’ revenue outstanding in accounts receivable and unbilled services, net of unearned income, also known as DSO, was 26 days for the three months ended March 31, 2011, compared to 22 days for the year ended December 31, 2010. Collection efficiency remains solid, demonstrated by our aged accounts receivables less than 90 days which remains over 90% of total accounts receivable for the three months ended March 31, 2011. We plan to continue to monitor DSO and the various factors that affect it. However, we expect DSO will continue to fluctuate in the future depending on contract terms, the mix of contracts performed and our success in collecting receivables.

New Business Authorizations and Backlog

We add new business authorizations, which are sales of our services, to backlog when we enter into a contract or letter of intent or receive a verbal commitment. Authorizations have and will continue to vary significantly from quarter to quarter and contracts generally have terms ranging from several months to several years. We recognize revenue on these authorizations as services are performed. Our new authorizations for the three months ended March 31, 2010 and 2011 were $607.1 million and $639.5 million, respectively.

The dollar amount of our backlog consists of anticipated future net revenue from contracts, letters of intent and verbal commitments we consider highly reliable, that either have not started but are anticipated to begin in the future, or are in process and have not been completed. As of March 31, 2011, the remaining duration of the contracts in our backlog ranged from one to 119 months, with a weighted-average duration of 33 months. The weighted-average duration of the contracts in our backlog will fluctuate from period to period in the future based on the contracts constituting our backlog at any given time. The dollar amount of our backlog excludes net revenue that has been recognized previously in our statements of income and is adjusted each quarter for foreign currency fluctuations. Our backlog as of March 31, 2010 and 2011 was $3.1 billion and $3.6 billion, respectively. For various reasons discussed in “Item 1. Business – Backlog” of our Form 10-K, our backlog might never be fully recognized as net revenue and is not necessarily a meaningful predictor of future performance.

Results of Operations

Revenue Recognition

We generally enter into contracts with clients to provide services with payments based on fixed and variable fee arrangements. We recognize revenue for services, as rendered, only after persuasive evidence of an arrangement exists, the sales price is determinable and collectability is reasonably assured. Once the above criteria have been met, we recognize revenue for the services provided based on the proportional performance methodology, which determines the proportion of outputs or performance obligations that have been completed or delivered compared to the total contractual outputs or performance obligations.

Some of our contractual arrangements with clients involve multiple service deliverables, such as developing testing methodologies, database management, investigator recruitment and clinical trial monitoring, among other services. Upon entering into the contractual arrangement, we determine whether each deliverable has standalone value to the client. If the multiple deliverables within the arrangement each have standalone value to the client, then a separate unit of accounting is assigned to each separate deliverable. If the multiple deliverables are not considered to each have standalone value to the client because the separate deliverables can only be used together, then the deliverables are considered bundled and only one unit of accounting is assigned to the entire arrangement.

A newly adopted accounting standard related to the accounting for revenue arrangement with multiple deliverables requires the allocation of the contractual arrangement’s value based on the relative selling price of the separately identified units of accounting within the arrangement. The standard requires a hierarchy of evidence to be followed when determining the best evidence of the selling price of an item. The best evidence of selling price for a unit of accounting is vendor-specific objective evidence, or VSOE, or the price charged when a deliverable is sold routinely on a standalone basis. When VSOE is not available to determine selling price, relevant third-party evidence, or TPE, of selling price should be used, such as prices competitors charge for interchangeable services to similar clients. When neither VSOE nor TPE of selling price for similar deliverables exists, we must use our best estimate of selling price, or BESP, considering all relevant information that is available.

We generally are not able to establish TPE for our services, as our deliverables are highly customized and competitor pricing is not available. VSOE can often be established for certain deliverables based on our standard price lists used for unitized services or the unit price or hourly rates set forth in the customer arrangement. BESP for deliverables is generally established based on labor costs, risks, and expected profit margins developed from the competitive bidding process for client contracts. We allocate the contractual arrangement’s value at the inception of the arrangement using the relative selling prices of the deliverable services within the contract based upon VSOE when available but primarily upon BESP. Consistent with our accounting policies prior to the adoption of this standard, we recognize revenue for the separate elements of our contracts in accordance with the revenue recognition criteria above. The adoption of this standard did not have a material impact on our consolidated condensed financial statements.

Under a small number of client contracts, a portion of the payments owed to us are contingent upon successful achievement of performance standards or research and development success milestones. These payments are not included in the total contract value used for the proportional performance calculations until the achievement of the performance standard or milestone is reasonably assured. Milestone payments on contracts entered into subsequent to January 1, 2011 were immaterial.

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

We often offer volume rebates to our large clients based on annual volume thresholds. We record an estimate of the annual volume rebate as a reduction of revenue throughout the period based on the estimated total rebate to be earned for the period.

In connection with the management of clinical trials, we pay, on behalf of our clients, fees to investigators and test subjects as well as other out-of-pocket costs for items such as travel, printing, meetings and couriers. Our clients reimburse us for these costs. Amounts paid by us as a principal for out-of-pocket costs are included in direct costs and the reimbursements we receive as a principal are reported as reimbursed revenue. In our statements of income, we combine amounts paid by us as an agent for out-of-pocket costs with the corresponding reimbursements, or revenue, we receive as an agent. During the three months ended March 31, 2010 and 2011, fees paid to investigators and other fees we paid as an agent and the associated reimbursements were approximately $84.6 million and $100.7 million, respectively.

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

Prior to our June 2010 spin-off of the Discovery Sciences segment, we generated Discovery Sciences segment revenue from our compound partnering business in the form of upfront payments, development and regulatory milestone payments, and royalties. Upfront payments were generally paid within a short period of time following the execution of an out-license and collaboration agreement. Milestone payments were typically one-time payments to us triggered by the collaborator’s achievement of specified development and regulatory events such as the commencement of Phase III trials or regulatory submission or approval. Royalties were payments received by us based on net product sales of a collaboration. We recognized these various forms of payment from our collaborators when the event which triggered the obligation of payment had occurred, there were no further obligations on our part in connection with the payment and collection was reasonably assured.

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

Research and development, or R&D, expenses for the Clinical Development Services and Laboratory Services segments consist of labor and related benefits charges, materials, supplies and technology costs related to the development of new services offerings for clients. R&D costs for the Discovery Sciences segment consisted primarily of costs associated with preclinical studies and the clinical trials of our product candidates, development materials, patent costs, labor and related benefit charges associated with personnel performing research and development work, supplies associated with this work, consulting services and an allocation of facility and information technology costs.

SG&A expenses consist primarily of administrative payroll and related benefit charges, sales, advertising and promotional expenses, recruiting and relocation expenses, training costs, administrative travel, an allocation of facility and information technology costs and costs related to operational employees performing administrative tasks.

Depreciation and amortization expenses consist of facility and equipment depreciation and amortization of intangible assets. We record property and equipment at cost less accumulated depreciation. We record depreciation expense on a straight-line method. We depreciate leasehold improvements over the shorter of the respective lives of the leases or the useful lives of the improvements.

Three Months Ended March 31, 2010 versus Three Months Ended March 31, 2011

The following table sets forth amounts from our consolidated condensed financial statements along with the dollar and percentage change for the three months ended March 31, 2010 compared to the three months ended March 31, 2011.

	Three Months Ended March 31,
(in thousands, except per share data)	2010	2011	$ Inc (Dec)	% Inc (Dec)
Net revenue:
Service revenue	$324,120	$356,165	$32,045	9.9%
Reimbursed revenue	22,649	27,038	4,389	19.4

Total net revenue	346,769	383,203	36,434	10.5

Direct costs	182,802	206,823	24,021	13.1
Research and development expenses	6,338	2,220	(4,118)	(65.0)
Selling, general and administrative expenses	112,910	104,947	(7,963)	(7.1)
Depreciation and amortization	17,037	16,764	(273)	(1.6)

Operating income	27,682	52,449	24,767	89.5

(Loss) income from equity method investment	(2,042)	2,549	4,591	224.8
Other income (expense), net	1,273	(47)	(1,320)	(103.7)

Income from continuing operations before provision for income taxes	26,913	54,951	28,038	104.2
Provision for income taxes	8,631	17,584	8,953	103.7

Income from continuing operations	18,282	37,367	19,085	104.4
Loss from discontinued operations, net of income taxes	(1,077)	—	1,077	100.0

Net income	17,205	37,367	20,162	117.2

Net loss attributable to noncontrolling interests	—	247	247	100.0

Net income attributable to shareholders	$17,205	$37,614	$20,409	118.6

Income per diluted share from continuing operations	$0.15	$0.32	$0.17	113.3

Loss per diluted share from discontinued operations	$(0.01)	$—	$0.01	100.0

Net income per diluted share	$0.14	$0.32	$0.18	128.6

Total net revenue increased $36.4 million to $383.2 million in the first quarter of 2011. Service revenue was $356.2 million, which accounted for 92.9% of total net revenue for the first quarter of 2011. The $32.0 million increase in service revenue was attributable to a $30.0 million increase in net revenue from our Clinical Development Services segment and a $2.0 million increase in net revenue from our Laboratory Services segment. The increase in net revenue from our Clinical Development Services segment was primarily related to an increase in net authorizations during the trailing twelve- month period ended March 31, 2011 compared to the same period in 2010.

Total direct costs increased $24.0 million to $206.8 million in the first three months of 2011. The increase was mainly attributable to a $17.2 million increase in direct personnel costs, a $4.4 million increase in reimbursable out-of-pocket expenses, a $1.8 million reduction in research credits and a $1.3 million increase in contract labor and consulting. Direct personnel costs increased due to an increase in direct utilization and due to approximately 350 additional headcount added to support revenue growth.

R&D expenses decreased $4.1 million to $2.2 million in the first three months of 2011. The decrease in R&D expense was due to the spin-off of the compound partnering business in June 2010 and was partially offset by increased spending in drug discovery services.

SG&A expenses decreased $8.0 million to $104.9 million in the first three months of 2011. The decrease in SG&A expenses was primarily related to a $3.3 million decrease in SG&A expenses related to the spin-off of the compound partnering business, $1.5 million decrease in non-billable travel and training costs, a $0.9 million decrease from receipt of a government grant, a $0.8 million decrease in personnel costs due to an increase in direct utilization, a $0.6 million decrease in accounting and legal costs, a $0.6 million decrease in contract labor and subcontractor costs and a $0.5 million reduction in loss on disposal of assets.

Depreciation and amortization expense decreased $0.3 million to $16.8 million in the first three months of 2011.

(Loss) income from equity investment increased by $4.6 million to $2.5 million in the first three months of 2011. The increase was attributable to the change in the net asset value of our investment in Celtic Therapeutics Holdings, L.P.

Other income (expense), net decreased $1.3 million to a net expense of $47,000 in the first three months of 2011. Changes in exchange rates from the time we recognize revenue until the client pays resulted in a net loss of $2.5 million in the first three months of 2011, down from a net gain of $0.5 million in the first three months of 2010. This loss was partially offset by a $1.2 million increase in interest income.

Our provision for income taxes from continuing operations increased $9.0 million to $17.6 million in the first three months of 2011. Our effective income tax rate for the first three months of 2010 and 2011 was 32%.

In the first three months of 2010, we incurred a loss from discontinued operations, net of income taxes of $1.1 million. This loss was attributable to discontinuing the operations of our wholly-owned subsidiary, PPD Dermatology, Inc.

Net income of $37.6 million in the first three months of 2011 represents an increase of 118.6% from $17.2 million in the first three months of 2010. Net income per diluted share of $0.32 in the first three months of 2011 represents a 128.6% increase from $0.14 net income per diluted share in the first three months of 2010. Net income changed for various reasons as explained above.

Liquidity and Capital Resources

As of March 31, 2011, we had $349.8 million of cash and cash equivalents and $25.2 million of short-term investments. We invest our cash and cash equivalents and short-term investments in bank deposits, financial instruments that are issued or guaranteed by the U.S. government and municipal debt obligations. Our expected primary cash needs are for capital expenditures, expansion of services, possible acquisitions, investments, geographic expansion, dividends, working capital and other general corporate purposes. We have historically funded our operations, dividends and growth, including acquisitions, primarily with cash flow from operations.

We held $78.7 million and $77.6 million, net of unrealized losses, in auction rate securities at December 31, 2010 and March 31, 2011, respectively. Our portfolio of investments in auction rate securities consists principally of interests in government-guaranteed student loans, insured municipal debt obligations and municipal preferred auction rate securities. We classified our entire balance of auction rate securities as long-term investments as of March 31, 2011 due to continuing uncertainties about the liquidity of the auction rate securities market. We also recorded unrealized losses on these investments of $14.2 million and $15.3 million as of December 31, 2010 and March 31, 2011, respectively. We concluded that this impairment was temporary because of our ability to hold the auction rate securities until the fair value recovers and we have no current plans to sell the securities. We will continue to review the classification and valuation of these securities on a quarterly basis.

In the first three months of 2011, our operating activities provided $41.9 million in cash as compared to $62.0 million for the same period last year. The change in operating cash flow was due primarily to a net change in operating cash receipts and payments totaling $35.8 million, a net-of-tax gain from equity investment of $1.6 million in the current period as compared to a net-of-tax loss from equity investment of $1.3 million in the three months ended March 31, 2010 partially offset by a $20.2 million increase in net income in the first three months of 2011 compared to the same period of 2010. The change in adjustments for accruals of expected future operating cash receipts and payments includes unearned income of $23.0 million, accrued income taxes of $11.9 million and other assets of $2.3 million. The change in adjustments to deferrals of past operating cash receipts and payments includes accounts receivable and unbilled services, net of ($57.1) million, other accrued expenses and deferred rent of ($9.6) million and payables to investigators of ($6.4) million. Fluctuations in receivables and unearned income occur on a regular basis as we perform services, achieve billing criteria, send invoices to clients and collect outstanding accounts receivable. This activity varies by individual client and contract. We attempt to negotiate payment terms that provide for payment of services prior to or soon after the provision of services, but the levels of unbilled services and unearned revenue can vary significantly from period to period.

In the first three months of 2011, our investing activities provided $27.1 million in cash. We used cash of $22.2 million for capital expenditures, $4.4 million for advances to a related party, and $1.8 million to purchase investments. These amounts were offset by maturity and sale of investments of $55.5 million. Our capital expenditures in the first three months of 2011 primarily consisted of $11.5 million for various facility improvements and furnishings, $5.6 million for computer software and hardware and $5.1 million for additional scientific equipment for our laboratory units.

In the first three months of 2011, our financing activities used $207.8 million of cash. In the first three months of 2011, we paid $200.0 million to repurchase common stock and $19.0 million of dividends to shareholders, which were partially offset by proceeds of $10.9 million from stock option exercises and purchases under our employee stock purchase plan.

The following table sets forth amounts from our consolidated condensed balance sheet affecting our working capital, along with the dollar amount of the change from December 31, 2010 to March 31, 2011.

(in thousands)	December 31, 2010	March 31, 2011	$ Inc (Dec)
Current assets:
Cash and cash equivalents	$479,574	$349,778	$(129,796)
Short-term investments	79,976	25,245	(54,731)
Accounts receivable and unbilled services, net	435,876	467,276	31,400
Income tax receivable	12,327	6,570	(5,757)
Investigator advances	16,032	16,024	(8)
Prepaid expenses	24,535	28,424	3,889
Deferred tax assets	30,910	32,969	2,059
Cash held in escrow	10,304	9,701	(603)
Other current assets	44,172	27,129	(17,043)

Total current assets	$1,133,706	$963,116	$(170,590)

Current liabilities:
Accounts payable	$29,858	$38,467	$8,609
Payables to investigators	56,612	55,215	(1,397)
Accrued income taxes	1,918	13,153	11,235
Other accrued expenses	208,128	193,188	(14,940)
Unearned income	317,191	334,364	17,173

Total current liabilities	$613,707	$634,387	$20,680

Working capital	$519,999	$328,729	$(191,270)

Working capital as of March 31, 2011 was $328.7 million, compared to $520.0 million at December 31, 2010. The decrease in working capital was due primarily to a decrease in cash and cash equivalents and short-term investments of $129.8 million and $54.7 million, respectively, related to the repurchase of additional shares of our common stock, a decrease in other assets of $17.0 million, an increase in unearned income of $17.1 million, an increase in accrued income taxes of $11.2 million, partially offset by an increase in accounts receivable and unbilled services, net of $31.4 million and a decrease in other accrued expenses of $14.9 million.

For the three months ended March 31, 2011, DSO was 26 days, compared to 22 days for the year ended December 31, 2010. We calculate DSO by dividing accounts receivable and unbilled services less unearned income by average daily gross revenue for the applicable period. DSO will continue to fluctuate in the future depending on contract terms, the mix of contracts performed within a period, the levels of investigator advances and unearned income, and our success in collecting receivables.

In April 2011, we entered into a $50.0 million revolving line of credit facility with Barclays Bank PLC. The facility has a term of one-year and we can use borrowings for general corporate purposes. The credit facility contains normal, usual and customary affirmative, negative and financial covenants for financings of this size and kind. Outstanding borrowings under the credit facility bear interest at an annual fluctuating rate tied to certain financial indices plus an agreed upon margin. The credit facility is currently scheduled to expire in April 2012, at which time any outstanding balance will be due.

The annual cash dividend policy and the payment of future quarterly cash dividends under that policy are not guaranteed and are subject to the discretion of and continuing determination by our board of directors that the policy remains in the best interests of our shareholders and in compliance with applicable laws and agreements.

In February 2008, our Board of Directors approved a stock repurchase program authorizing us to repurchase up to $350.0 million of its common stock from time to time. In February 2011, we entered into an accelerated share repurchase, or ASR, arrangement with Barclays Capital Inc. under which we used $200.0 million of the remaining amount to repurchase additional shares of our common stock. During the three months ended March 31, 2011, we repurchased approximately 6.5 million shares of our common stock under this arrangement for an aggregate purchase price of approximately $200.0 million.

The agreement with Barclays for the ASR includes a forward sale contract that is expected to settle prior to September 2011. Under the terms of the forward sale contract, Barclays is required to purchase, in the open market, $200.0 million of shares of our common stock during the term of the contract to fulfill its obligation related to the shares it borrowed from third parties and sold to us. At settlement, we, at our option, are required to either pay cash or issue registered or unregistered shares of our common stock to Barclays if Barclays’s volume weighted average purchase price of open market purchases is higher than the average price of the 6.5 million shares purchased by us from Barclays, such average price is referred to as the hedge price. If Barclays’ volume weighted average price is lower than the hedge price, Barclays is required to pay us either cash or additional shares of our common stock, at our option.

As of March 31, 2011, $60.7 million remained available for stock repurchases authorized by the Board of Directors. The manner of purchases, the amount we spend and the number of shares repurchased will vary based on a variety of factors, including the status of the Barclays ASR program, the stock price and blackout periods in which we are restricted from repurchasing shares.

In 2009, we committed to invest up to $102.7 million in Celtic Therapeutics Holdings L.P., or Celtic, as a limited partner. Celtic is an investment partnership organized for the purpose of identifying, acquiring and investing in a diversified portfolio of novel therapeutic product candidates, with a focus on mid-stage compounds that have progressed through human proof of concept studies that are targeted to address unmet medical needs. As of March 31, 2011, we had a remaining commitment of $60.0 million and had an investment balance of $41.3 million. We expect to invest the remainder of our commitment over a period of three years.

In 2010, we entered into a non-revolving line of credit agreement to loan Celtic Pharma Development Services Bermuda Ltd., a subsidiary of Celtic Pharmaceutical Holdings L.P., up to $18.0 million to finance trade payables in connection with a specified drug candidate. Celtic Pharma Development Services Bermuda Ltd. has appointed us to conduct certain clinical studies on the specified drug candidate. Principal and interest are due and payable no later than June 30, 2013 and are secured by a guarantee of an affiliate of the borrower. As of March 31, 2011, we had advanced $13.6 million to the borrower.

As of March 31, 2011, we had commitments to invest up to an aggregate additional $10.1 million in several venture capital funds and $1.6 million in other investments. For further details, see Note 3 in the notes to consolidated condensed financial statements.

As of March 31, 2011, our total gross unrecognized tax benefits were $27.8 million of which $15.2 million, if recognized, would reduce our effective tax rate. We believe that it is reasonably possible that the total amount of unrecognized tax benefits could decrease by up to $4.7 million within the next twelve months due to the settlement of audits and the expiration of the statutes of limitations.

Our policy for recording interest and penalties associated with tax audits is to record them as a component of provision for income taxes. As of March 31, 2011, we accrued $4.6 million of interest and $0.9 million of penalties with respect to uncertain tax positions. To the extent interest and penalties are not assessed with respect to uncertain tax positions, we will reduce amounts accrued and reflect them as a reduction of the overall income tax provision.

We analyzed filing positions in all of the significant federal, state and foreign jurisdictions where we are required to file income tax returns, as well as open tax years in these jurisdictions. The only periods subject to examination by the major tax jurisdictions where we do business are the 2007 through 2011 tax years. Various of our foreign and state income tax returns are under examination by taxing authorities. We do not believe that the outcome of any examination will have a material impact on our financial condition or results of operations.

Under most of our agreements for services, we typically agree to indemnify and defend the sponsor against third-party claims based on our negligence or willful misconduct. Any successful claims could have a material adverse effect on our financial statements.

We expect to continue expanding our operations through internal growth, strategic acquisitions and investments. We expect to fund these activities, the payment of future cash dividends and repurchases of stock from existing cash, cash flows from operations and, if necessary or appropriate, borrowings under credit facilities. We believe that these sources of liquidity will be sufficient to fund our operations, dividends and stock repurchases for the foreseeable future. From time to time, we evaluate potential acquisitions, investments and other growth and strategic opportunities that might require additional external financing, and we might seek funds from public or private issuances of equity or debt securities. While we believe we have sufficient liquidity to fund our operations for the foreseeable future, our sources of liquidity and ability to pay dividends or repurchase our stock could be affected by current and anticipated difficult economic conditions; our dependence on a small number of industries and clients; compliance with regulations; reliance on key personnel; breach of contract, personal injury or other tort claims; international risks; environmental or intellectual property claims; or other factors described below under “Potential Liability and Insurance”, “Potential Volatility of Quarterly Operating Results and Stock Price” and “Quantitative and Qualitative Disclosures about Market Risk”. In addition, see “Risk Factors,” “Contractual Obligations” and “Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2010.

Off-Balance Sheet Arrangements

From time to time, we cause letters of credit to be issued to provide credit support for guarantees, contractual commitments and insurance policies. The fair values of the letters of credit reflect the amount of the underlying obligation and are subject to fees competitively determined in the marketplace. As of March 31, 2011, we had four letters of credit outstanding for a total of $1.8 million. We have no other off-balance sheet arrangements except for operating leases entered into in the normal course of business.

Contractual Obligations

There have been no significant changes to the Contractual Obligation table included in our Annual Report on Form 10-K for the year ended December 31, 2010.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America, or U.S. GAAP, requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. We have discussed those estimates that we believe are critical and require the use of complex judgment in their application in our Annual Report on Form 10-K for the year ended December 31, 2010. Other than the adoption of the new accounting standard related to accounting for revenue arrangements with multiple deliverables and milestone payments which requires additional disclosures, there were no material changes to our critical accounting policies and estimates in the first three months of 2011. For detailed information on our critical accounting policies and estimates, see our Annual Report on Form 10-K for the year ended December 31, 2010.

Recent Accounting Pronouncements

In October 2009, the Financial Account Standard Board, or FASB, issued a new accounting standard related to accounting for revenue arrangements with multiple deliverables. This standard applies to all deliverables in contractual arrangements in all industries in which the vendor will perform multiple revenue-generating activities. This standard also addresses the unit of accounting for arrangement involving multiple deliverables and how arrangement consideration should be allocated. This standard was effective on January 1, 2011 on a prospective basis. The adoption of this standard did not have a material impact on our consolidated condensed financial statements, other than requiring the additional disclosures included in Note 1 under “Revenue recognition.”

In March 2010, the FASB issued a new accounting standard, the objective of which is to establish a revenue recognition model for contingent consideration that is payable upon the achievement of an uncertain future event, referred to as a milestone. This consensus applies to milestones in single or multiple-deliverable arrangements involving research and development transactions and was effective on January 1, 2011 on a prospective basis. The adoption of this standard did not have a material impact on our consolidated condensed financial statements, other than requiring additional disclosures.

In April 2011, the FASB issued an accounting standard update clarifying the guidance as to whether a restructuring of accounts receivable constitutes a troubled debt restructuring. The guidance applies to modifications of receivables when a debtor is experiencing financial difficulties. This guidance will be effective for the first interim period beginning on or after June 15, 2011. We do not expect the adoption of this guidance to have a material impact on our consolidated condensed financial statements.

Income Taxes

Because we conduct operations on a global basis, our effective tax rate has and will continue to depend upon the geographic distribution of our pretax earnings among locations with varying tax rates. Our profits are also impacted by changes in the tax rates and tax laws of the various tax jurisdictions as applied to certain items of income and loss recognized for U.S. GAAP purposes. In particular, as the geographic mix of our pretax earnings among various tax jurisdictions changes, our effective tax rate might vary from period to period. The effective rate will also change due to the discrete recognition of tax benefits when tax positions are effectively settled or as a result of specific transactions, such as the receipt of nontaxable research benefits.

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

Potential Volatility of Quarterly Operating Results and Stock Price

Our quarterly and annual operating results have fluctuated in the past, and we expect that they will continue to fluctuate in the future. Factors that could cause these fluctuations to occur include:

•	the timing and level of new business authorizations;

•	project cancellations;

•	the timing of the initiation and progress of significant projects;

•	our dependence on a small number of industries and clients;

•	our ability to properly manage our growth or contraction in our business;

•	our ability to recruit and retain experienced personnel, including a new CEO;

•	the timing and amount of costs associated with integrating acquisitions;

•	the timing and extent of new government regulations;

•	impairment of investments or intangible assets;

•	variability of equity method investments;

•	litigation costs;

•	the timing of the opening of new offices;

•	the timing of other internal expansion costs;

•	exchange rate fluctuations between periods;

•	the mix of products and services sold in a particular period;

•	pricing pressure in the market for our services;

•	rapid technological change;

•	the timing and amount of start-up costs incurred in connection with the introduction of new products and services; and

•	intellectual property risks.

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

Fluctuations in quarterly results, actual or anticipated changes in our dividend policy or stock repurchase plan or other factors, including recent general economic and financial market conditions, could affect the market price of our common stock. These factors include ones beyond our control, such as changes in revenue and earnings estimates by analysts, market conditions in our industry, disclosures by product development partners and actions by regulatory authorities with respect to potential drug candidates, changes in pharmaceutical, biotechnology and medical device industries and the government sponsored clinical research sector and general economic conditions. Any effect on our common stock could be unrelated to our longer-term operating performance. For further details, see “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2010.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

We are exposed to foreign currency risk by virtue of our international operations. We derived 40.4% and 44.3% of our net revenue for the three months ended March 31, 2010 and 2011, respectively, from operations outside the United States. We generally reinvest funds generated by each subsidiary in the country where they are earned. Accordingly, we are exposed to adverse movements in foreign currencies, predominately in the pound sterling, euro and Brazilian real.

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

We also have currency risk resulting from the passage of time between the recognition of revenue, invoicing of clients under contracts and the collection of client payments against those invoices. If a contract is denominated in a currency other than the subsidiary’s local currency, we recognize an unbilled receivable at the time of revenue recognition and a receivable at the time of invoicing for the local currency equivalent of the foreign currency invoice amount. Changes in exchange rates from the time we recognize revenue until the time the client pays will result in our receiving either more or less in local currency than the amount that was originally invoiced. We recognize this difference as a foreign currency transaction gain or loss, as applicable, and report it in other income, net. If the exchange rate on accounts receivable balances denominated in pounds sterling and euros had increased by 10%, our foreign currency transaction loss would have increased by $5.2 million at March 31, 2011.

Our strategy for managing foreign currency risk relies primarily on receiving payment in the same currency used to pay expenses and other non-derivative hedging strategies. From time to time, we also enter into foreign currency hedging activities in an effort to manage our potential foreign exchange exposure. If the U.S. dollar had weakened an additional 10% relative to the pound sterling, euro and Brazilian real in the first quarter of 2011, income from continuing operations, including the impact of hedging, would have been approximately $0.3 million lower for the quarter based on revenues and the costs related to our foreign operations. From time to time, we also enter into foreign currency hedging activities in an effort to manage our potential foreign exchange exposure. We have entered into hedges designed to cover a significant portion of our foreign currency exposure for 2011.

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

Currently, there are no material exchange control restrictions on the payment of dividends or otherwise prohibiting the transfer of funds out of any country in which we conduct operations. Although we perform services for clients located in a number of jurisdictions, we have not experienced any material difficulties in receiving funds remitted from foreign countries. However, new or modified exchange control restrictions could have an adverse effect on our financial condition. If we were to repatriate dividends from the cumulative amount of undistributed earnings in foreign entities, we would incur a tax liability not currently provided for in our consolidated condensed balance sheet.

We are exposed to changes in interest rates on our cash, cash equivalents, investments and advances to and lines of credit with related parties. We invest our cash and investments in financial instruments with interest rates based on market conditions. If the interest rates on cash, cash equivalents and investments decreased by 10%, our interest income would have decreased by approximately $0.1 million in the three months ended March 31, 2011.

We are also exposed to market risk related to our investments in auction rate securities. For further details, see “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” on our Form 10-K.

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

Internal Control Over Financial Reporting

No change to our internal control over financial reporting occurred during the first quarter of 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer purchases of equity securities

In February 2008, the Company’s Board of Directors approved a stock repurchase program authorizing the Company to repurchase up to $350.0 million of its common stock from time to time. The timing and amount of any share repurchases under this program is determined by the Company’s management based on their evaluation of market conditions and other factors. The Company is not required to repurchase any specific number of shares or to make repurchases by any certain date under this program.

As of December 31, 2010, $260.7 million remained available under the stock repurchase program. In February 2011, the Company entered into an accelerated share arrangement with Barclays Capital Inc., as agent for Barclays Bank PLC, pursuant to which the Company paid $200.0 million from cash on hand to Barclays to repurchase outstanding shares of the Company’s common stock. The cost of shares purchased through the accelerated share repurchase transaction is subject to adjustment upon final settlement. The following table summarizes the Company’s repurchases for the three months ended March 31, 2011:

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (1)
Period
January 1, 2011 to January 31, 2011	—	$—	—	$260,700,000
February 1, 2011 to February 28, 2011	4,152,250	30.93	4,152,250	60,700,000
March 1, 2011 to March 31, 2011	2,313,185	30.93	2,313,185	60,700,000

Total	6,465,435	$30.93	6,465,435	$60,700,000

(1)

On February 14, 2011, the Company announced that it entered into an accelerated share repurchase arrangement under which the Company committed to repurchase $200 million of its common stock. The Company paid $200 million to Barclays in February 2011, and the shares were repurchased by the Company in February and March 2011.

Item 6.	Exhibits

(a)	Exhibits

10.278^	Confirmation between Pharmaceutical Product Development, Inc. and Barclays Bank PLC acting through its agent Barclays Capital Inc., dated February 14, 2011.

10.279	Twelfth Amendment dated January 31, 2011, to Lease Agreement, dated April 30, 2001, by and between Greenway Office Center, L.L.C and PPD Development, LP.

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 – Chief Executive Officer

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 – Chief Financial Officer

101	Financials provided in XBRL format

^	Confidential treatment requested for portions of this exhibit.

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

Date: May 3, 2011