Form 10-Q
period 2011-06-30
PHARMACEUTICAL PRODUCT DEVELOPMENT INC
filed 2011-08-04
CIK 1003124

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2011.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  X   No

Indicate by check mark whether the registrant has submitted electronically and posted on its Corporate website every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulations S-T (§232.405 of this chapter) during the preceding 12 months (or for shorter period that the registrant was required to submit and post such files). Yes  X   No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer X	Accelerated filer
Non-accelerated filer (Do not check if a smaller reporting company)	Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes        No  X

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 113,895,407 shares of common stock, par value $0.05 per share, as of July 27, 2011.

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF INCOME

(in thousands, except per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2011	2010	2011
Net revenue:
Service revenue	$341,496	$376,199	$665,616	$732,364
Reimbursed revenue	28,423	31,504	51,072	58,542

Total net revenue	369,919	407,703	716,688	790,906

Direct costs	192,170	221,390	374,972	428,213
Research and development expenses	8,445	1,792	14,783	4,012
Selling, general and administrative expenses	112,106	110,456	225,016	215,403
Depreciation and amortization	17,114	16,919	34,151	33,683

Total operating expenses	329,835	350,557	648,922	681,311

Operating income	40,084	57,146	67,766	109,595

(Loss) income from equity method investment	(1,747)	10,639	(3,789)	13,188
Gain (loss) on investments	2,590	(1,319)	2,541	(1,105)
Other income (expense), net	157	321	1,479	60

Income from continuing operations before provision for income taxes	41,084	66,787	67,997	121,738
Provision for income taxes	17,522	21,372	26,153	38,956

Income from continuing operations	23,562	45,415	41,844	82,782
Loss from discontinued operations, net of income taxes	(2,585)	-	(3,662)	-

Net income	20,977	45,415	38,182	82,782

Net loss attributable to noncontrolling interests	-	1,091	-	1,338

Net income attributable to shareholders	$20,977	$46,506	$38,182	$84,120

Income per common share from continuing operations:
Basic	$0.20	$0.41	$0.35	$0.73

Diluted	$0.20	$0.41	$0.35	$0.72

Basic and diluted loss per common share from discontinued operations	$(0.02)	-	$(0.03)	$-

Net income per common share
Basic	$0.18	$0.41	$0.32	$0.73

Diluted	$0.18	$0.41	$0.32	$0.72

Dividends declared per common share	$0.15	$0.15	$0.30	$0.30

Weighted-average number of common shares outstanding:
Basic	118,542	113,393	118,501	115,122
Dilutive effect of stock options and restricted stock	373	1,327	277	1,317

Diluted	118,915	114,720	118,778	116,439

The accompanying notes are an integral part of these consolidated condensed financial statements.

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

(in thousands)

(unaudited)

	December 31, 2010	June 30, 2011
Assets
Current assets:
Cash and cash equivalents	$479,574	$370,864
Short-term investments	79,976	-
Accounts receivable and unbilled services, net	435,876	502,885
Income tax receivable	12,327	19,824
Investigator advances	16,032	13,971
Prepaid expenses	24,535	30,409
Deferred tax assets	30,910	31,983
Cash held in escrow	10,304	2,288
Other current assets	44,172	24,205

Total current assets	1,133,706	996,429

Property and equipment, net	385,863	406,144
Goodwill	291,217	298,048
Long-term investments	78,747	69,259
Other investments	47,833	70,413
Intangible assets	31,444	29,130
Other assets	23,236	40,757

Total assets	$1,992,046	$1,910,180

Liabilities and Equity

Current liabilities:
Accounts payable	$29,858	$32,722
Payables to investigators	56,612	60,879
Accrued income taxes	1,918	12,599
Other accrued expenses	208,128	191,161
Unearned income	317,191	335,454

Total current liabilities	613,707	632,815
Accrued income taxes	32,924	35,245
Accrued pension liability	10,989	11,930
Deferred rent	16,411	15,763
Deferred tax liabilities	16,552	18,570
Other liabilities	10,796	5,162

Total liabilities	701,379	719,485

Redeemable noncontrolling interests	1,657	675

Total equity:
Shareholders’ equity:
Common stock	5,952	5,677
Paid-in capital	609,281	606,219
Retained earnings	682,160	563,644
Accumulated other comprehensive income (loss)	(17,140)	6,721

Total shareholders’ equity	1,280,253	1,182,261
Noncontrolling interests	8,757	7,759

Total equity	1,289,010	1,190,020

Total liabilities and equity	$1,992,046	$1,910,180

The accompanying notes are an integral part of these consolidated condensed financial statements.

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2010	2011

Cash flows from operating activities:
Net income	$38,182	$82,782
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	35,164	33,683
Equity compensation expense	9,649	10,675
Loss (income) from equity investment, net of taxes	2,469	(8,480)
Benefit for deferred income taxes	(3,231)	(2,294)
Other	1,531	1,334
Net change in operating assets and liabilities	37,725	(58,092)

Net cash provided by operating activities	121,489	59,608

Cash flows from investing activities:
Purchases of property and equipment	(27,156)	(48,145)
Proceeds from sale of property and equipment	57	55
Purchases of investments	(3,179)	(1,527)
Maturities and sales of investments	98,039	91,676
Purchases of other investments	(7,030)	(2,768)
Proceeds from liquidation of other investments	-	539
Net cash paid for acquisitions	(10,169)	(7,936)
Changes in restricted cash	3,000	7,936
Proceeds from sale of business	3,464	-
Advances to related party	(4,000)	(6,300)

Net cash provided by investing activities	53,026	33,530

Cash flows from financing activities:
Proceeds from exercise of stock options and employee stock purchase plan	6,143	19,955
Income tax benefit from exercise of stock options and disqualifying dispositions of stock	138	720
Cash and cash equivalents contributed to Furiex Pharmaceuticals, Inc.	(100,000)	-

Repurchase of common stock	-	(200,000)
Cash dividends paid	(35,581)	(35,692)

Net cash used in financing activities	(129,300)	(215,017)

Effect of exchange rate changes on cash and cash equivalents	(20,044)	13,169

Net increase (decrease) in cash and cash equivalents	25,171	(108,710)
Cash and cash equivalents, beginning of the period	408,903	479,574

Cash and cash equivalents, end of the period	$434,074	$370,864

The accompanying notes are an integral part of these consolidated condensed financial statements.

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(numbers in tables in thousands)

(unaudited)

1.	Significant Accounting Policies

The significant accounting policies followed by Pharmaceutical Product Development, Inc. and its subsidiaries (collectively, the “Company”) for interim financial reporting are consistent with the accounting policies followed for annual financial reporting. The Company prepared these unaudited consolidated condensed financial statements in accordance with Rule 10-01 of Regulation S-X and, in management’s opinion, has included all adjustments of a normal recurring nature necessary for a fair presentation. The accompanying consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. The results of operations for the three-month and six-month periods ended June 30, 2011 are not necessarily indicative of the results to be expected for the full year or any other period. The amounts in the December 31, 2010 consolidated condensed balance sheet are derived from the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

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

Prior to the Company’s June 2010 spin-off, the Discovery Sciences segment included the compound partnering business, a preclinical toxicology research business, and a biomarker discovery services business. In 2009, the Company sold both its preclinical toxicology research and biomarker discovery businesses, which were part of the Discovery Sciences segment. In 2010, the Company discontinued the operations of its wholly owned subsidiary PPD Dermatology, Inc. The Company’s Discovery Sciences revenues were all generated in the United States.

Principles of consolidation

The accompanying consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, or U.S. GAAP, and include the accounts of Pharmaceutical Product Development, Inc. and its majority-owned subsidiaries that it controls. Amounts pertaining to the noncontrolling ownership interests held by third parties in the operating results and financial position of the Company’s majority-owned subsidiaries are reported as noncontrolling interests. All intercompany balances and transactions have been eliminated in consolidation.

In connection with the formation of the Company’s subsidiary BioDuro Biologics Pte. Ltd., or BioDuro Biologics, the Company has contractual rights and restrictions related to certain activities of MAB Discovery GmbH, or MAB, a variable interest entity that provides services to BioDuro Biologics. The Company determined that it has a controlling financial interest in MAB because it directs the most significant activities that impact MAB’s economic performance and has an obligation to absorb certain losses that could potentially be significant to MAB. As a result, the Company consolidates the financial results of MAB into its financial statements. MAB creditors have no recourse against the Company in the event of a default by MAB. As of June 30, 2011, MAB had total assets of $4.5 million and total liabilities of $5.5 million, and the Company had a commitment to provide up to $9.4 million of credit to MAB for purposes of acquiring equipment, of which $3.9 million had been advanced.

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(numbers in tables in thousands)

(unaudited)

1.	Significant Accounting Policies

Recently issued accounting standards

In May 2011, the Financial Account Standards Board, or FASB, issued updated fair value measurement and disclosure guidance that clarifies how to measure fair value and requires additional disclosures regarding Level 3 fair value measurements, as well as any transfers between Level 1 and Level 2 fair value measurements. The updated accounting guidance is effective for fiscal years and interim periods beginning on or after December 15, 2011 on a prospective basis. The Company is currently evaluating the impact of adopting the updated fair value guidance, and it does not expect the adoption to have a material impact on its consolidated condensed financial statements.

In June 2011, the FASB amended the manner in which an entity presents the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single, continuous statement of comprehensive income or in two separate but consecutive statements. The amendment eliminates the option to present the components of other comprehensive income as part of the statement of equity. The amendment is effective for fiscal years and interim periods beginning on or after December 15, 2011 on a retrospective basis. The adoption of this guidance will not change the previously reported amounts of comprehensive income but will change the Company’s presentation of comprehensive income in the consolidated condensed financial statements for the period ending March 31, 2012.

Recently adopted accounting standards

In October 2009, the FASB issued a new accounting standard related to accounting for revenue arrangements with multiple deliverables. This standard applies to all deliverables in contractual arrangements in all industries in which the vendor will perform multiple revenue-generating activities. This standard also addresses the unit of accounting for an arrangement involving multiple deliverables and how arrangement consideration should be allocated. This standard was effective on January 1, 2011 on a prospective basis. The adoption of this standard did not have a material impact on the Company’s consolidated condensed financial statements, other than requiring additional disclosures included below under “Revenue recognition.”

In March 2010, the FASB issued a new accounting standard, the objective of which is to establish a revenue recognition model for contingent consideration that is payable upon the achievement of an uncertain future event, referred to as a milestone. This standard applies to milestones in single or multiple-deliverable arrangements involving research and development transactions and was effective on January 1, 2011 on a prospective basis. The adoption of this standard did not have a material impact on the Company’s consolidated condensed financial statements, other than requiring additional disclosures included below under “Revenue recognition.”

In April 2011, the FASB issued an accounting standard update clarifying the guidance as to whether a restructuring of accounts receivable constitutes a troubled debt restructuring. The guidance applies to modifications of receivables when a debtor is experiencing financial difficulties. The updated guidance was effective on July 1, 2011 on a retrospective basis to January 1, 2011. The adoption of this standard did not have a material impact on the Company’s consolidated condensed financial statements as the Company did not modify any of its receivables.

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

Revenue recognition

Some of the Company’s contractual arrangements with clients involve multiple service deliverables, such as developing testing methodologies, database management, investigator recruitment and clinical trial monitoring, among others. Upon entering into the contractual arrangement, the Company determines whether each deliverable has standalone value to the client. If the multiple deliverables within the arrangement each have standalone value to the client, then a separate unit of accounting is assigned to each separate deliverable. If the multiple deliverables are not considered to each have standalone value to the client because the separate deliverables can only be used together, then the deliverables are considered bundled and only one unit of accounting is assigned to the entire arrangement.

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

Fair value

The accounting standards establish a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. The fair value measurement of a financial instrument and its classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement in its entirety. Observable inputs are inputs that market participants would use in pricing the asset or liability developed based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the assumptions market participants would use in pricing the asset or liability based on the best information available in the circumstances. The hierarchy is broken down into three levels based on the inputs as follows:

•

Level 1 – Valuations based on quoted prices for identical assets or liabilities in active markets that the Company has the ability to access. Items valued using Level 1 inputs include money market funds, U.S. treasury securities and exchange-traded equity securities.

•

Level 2 – Valuations based on quoted prices in markets that are not active, or for which all significant inputs are observable, either directly or indirectly. Level 2 valuations include the use of matrix pricing models, quotes for comparable securities and valuation models using observable market inputs. Items valued using Level 2 inputs include derivative instruments, corporate and municipal debt securities and asset-backed securities.

•

Level 3 – Valuations based on inputs that are unobservable and significant to the overall fair value measurement. Items valued using Level 3 inputs include auction rate securities valued using unobservable inputs such as time to market liquidity and appropriate rates of return for comparable securities, and equity method investments valued at net asset value as determined by the fund manager based on the most recent financial information available.

Earnings per share

The Company computes basic income per common share based on the weighted-average number of common shares outstanding during the period. The Company computes diluted income per common share information based on the weighted-average number of common shares outstanding during the period plus the effects of any dilutive common stock equivalents. The Company excluded 5,288,542 shares and 6,551,764 shares from the calculation of diluted earnings per common share during the three months ended June 30, 2010 and 2011, respectively, and 6,697,784 shares and 6,667,938 shares from the calculation of diluted earnings per share during the six months ended June 30, 2010 and 2011, respectively, because they were antidilutive. The antidilutive shares consist of shares underlying stock options, employee stock purchase plan subscriptions and restricted stock units that were antidilutive for the period.

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

Acquisitions

In October 2010, the Company acquired 64 percent of the outstanding securities of X-Chem, Inc., which is developing proprietary small molecule drug discovery services capabilities, for total consideration of $15.5 million. The Company paid $7.0 million to acquire existing outstanding equity interests and $8.5 million to acquire newly issued shares. The Company recorded the transaction as an acquisition of a controlling interest and consolidates X-Chem’s operating results in the financial statements of the Company. As of the acquisition date, the Company recorded the assets, liabilities and noncontrolling interests at fair value, including accounts receivable, net of $0.6 million. The Company estimated the fair value of the noncontrolling interests in X-Chem by applying the income approach using discounted cash flows. The fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement. At any time prior to October 31, 2014, the Company has the option to purchase the remaining 36 percent of X-Chem at an entity valuation of $70.0 million. If the Company does not exercise its option, the noncontrolling interest holders will have the right to purchase the Company’s ownership interests at an entity valuation of $20.0 million between November 1, 2015 and November 30, 2015. X-Chem is required to declare and pay dividends in the future based on a formula agreed to by the Company and the noncontrolling interest holders. As of June 30, 2011, the Company had paid $4.5 million of the total $7.0 million purchase price to acquire outstanding equity interests. The Company deposited the remaining $2.5 million of the purchase price into an escrow account to secure indemnification claims and the payment of other obligations. As of June 30, 2011, the Company recorded a liability to pay the escrowed funds, which are scheduled to be released in April 2013, as a component of other liabilities. Through the acquisition, the Company expanded its drug discovery services capabilities. This acquisition is included in the Company’s Laboratory Services segment.

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

The Company accounted for this acquisition under the acquisition method of accounting. The total purchase price for this acquisition was allocated based on the estimated fair value of assets acquired and liabilities assumed, which are set forth in the following table:

X-Chem
Current assets	$9,309
Property and equipment, net	22
Current liabilities	(1,011)
Other liabilities	(3,592)
Noncontrolling interests	(8,297)
Identifiable intangible assets	9,030
Goodwill	10,039

Total	$15,500

Pro forma results of operations prior to the date of acquisition have not been presented because those results are not materially different from the actual results presented.

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(numbers in tables in thousands)

(unaudited)

2.	Acquisitions and Dispositions

As of June 30, 2011, the Company held $6.5 million in escrow relating to payments to be made for previous acquisitions, of which $2.3 million is reflected as cash held in escrow and $4.2 million is reflected as a component of other assets in the accompanying consolidated condensed balance sheet. These escrows secure the indemnification obligations contained in the definitive agreements governing these transactions. The Company recorded $6.5 million in liabilities related to these acquisitions of which $2.3 million is recorded as a component of other accrued expenses and $4.2 million is recorded as a component of other liabilities. The Company classified these balances as current or long-term based on the expected date of the release of the funds.

In December 2010, the Company formed BioDuro Biologics Pte. Ltd. to develop proprietary biological drug discovery services capabilities. The Company invested $5.0 million and sold a 25 percent interest in the entity in exchange for $1.7 million in intangible assets. The Company recorded the exchange of the 25 percent noncontrolling interests in the entity at the fair value of the intangible assets acquired. At any time between December 2014 and December 2016, the Company has the right to acquire the noncontrolling interests at fair value. If the Company fails to exercise its purchase option, then during the 183-day period following the expiration of this option the minority owners have the right to require the Company to purchase their noncontrolling interests at fair value. BioDuro Biologics is included in the Company’s Laboratory Services segment.

Dispositions

In May 2010, the Company discontinued the operations of its wholly owned subsidiary PPD Dermatology, Inc., which was part of the Company’s Discovery Sciences segment.

The results of PPD Dermatology are reported as discontinued operations within the consolidated condensed statements of income as set forth in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2011	2010	2011
Loss from discontinued operations	$(2,833)	$-	$(4,444)	$-
Benefit for income taxes	248	-	782	-
Loss from discontinued operations, net of income taxes	(2,585)	-	(3,662)	-

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

(numbers in tables in thousands)

(unaudited)

3.	Cash and Cash Equivalents, Short-term Investments, Long-term Investments and Other Investments

Cash and cash equivalents, short-term investments, long-term investments and other investments were composed of the following as of the dates set forth below:

	Cash and Cash Equivalents	Short-term Investments	Long-term Investments	Other Investments	Unrealized Gains	Unrealized Losses
As of December 31, 2010
Cash	$246,843
Money market funds	232,731
Auction rate securities			$78,747			$14,203
Municipal debt securities		$32,707			$122	24
Corporate debt securities – FDIC insured		9,160			105	1
Treasury securities		38,109			118	2

Equity method investment:
Celtic Therapeutics Holdings, L.P.				$30,724

Cost method investments:
Bay City Capital Funds				7,069
A.M. Pappas Funds				3,486
Liquidia Technologies, Inc.				5,000
Other investments				1,554

Total	$479,574	$79,976	$78,747	$47,833	$345	$14,230

As of June 30, 2011
Cash	$273,205
Money market funds	86,829
Certificates of deposit	10,830
Auction rate securities			$55,858			$12,193
Asset-backed securities			13,401		$44

Equity method investments:
Celtic Therapeutics Holdings, L.P.				$51,925
VenBio Global Strategic Fund, L.P.				200

Cost method investments:
Bay City Capital Funds				8,010
A.M. Pappas Funds				3,546
Liquidia Technologies, Inc.				5,000
Other investments				1,732

Total	$370,864	$-	$69,259	$70,413	$44	$12,193

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(numbers in tables in thousands)

(unaudited)

3.	Cash and Cash Equivalents, Short-term Investments, Long-term Investments and Other Investments

For the three and six months ended June 30, 2010 and 2011, the Company had the following gross realized gains and losses on investments:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2011	2010	2011
Gross realized gains on short-term investments	$-	$203	$4	$422
Gross realized gains on cost method investments	3,340	244	3,340	244
Gross realized losses on short-term investments	-	-	53	5
Gross realized losses on long-term investments	-	842	-	842
Gross realized losses on cost method investments	750	924	750	924

Short-term and long-term investments

The Company classifies its short-term and long-term investments as available-for-sale securities. The Company determines realized and unrealized gains and losses on short-term and long-term investments on a specific identification basis.

The Company held $78.7 million and $55.9 million, net of unrealized losses, in auction rate securities at December 31, 2010 and June 30, 2011, respectively. The Company’s portfolio of investments in auction rate securities consists principally of interests in government-guaranteed student loans, insured municipal debt obligations and municipal preferred auction rate securities. The Company classified its entire balance of auction rate securities as long-term investments as of June 30, 2011 due to continuing uncertainties about the liquidity of the auction rate securities market. The Company also recorded unrealized losses on these investments of $14.2 million and $12.2 million as of December 31, 2010 and June 30, 2011, respectively. The Company recorded these unrealized losses based on a Level 3 valuation, including assumptions about appropriate maturity periods of the instruments by utilizing a 2 to 5 year workout period based on industry expectations, market interest rates for comparable securities and the underlying credit-worthiness of the issuers. The Company concluded that this impairment was temporary because of its ability to hold the auction rate securities until the fair value recovers and has no current plans to sell the securities. The Company will continue to review the classification and valuation of these securities on a quarterly basis.

In May 2011, the Company converted $14.2 million of its government-guaranteed student loan auction rate securities to $14.2 million of government-guaranteed student loan asset-backed securities from the same issuer. For the three and six months ended June 30, 2011, the Company recognized a loss of $0.8 million on this conversion. The Company classified $13.4 million of government-guaranteed student loan asset-backed securities as long-term investments as of June 30, 2011 due to continued uncertainties about the liquidity of these securities. The Company has no current plans to sell the securities. The Company will continue to review the classification and valuation of these securities on a quarterly basis.

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(numbers in tables in thousands)

(unaudited)

3.	Cash and Cash Equivalents, Short-term Investments, Long-term Investments and Other Investments

Equity method investment

In 2009, the Company committed to invest up to $102.7 million in Celtic Therapeutics Holdings, L.P., or Celtic, as a limited partner. Celtic is an investment partnership organized for the purpose of identifying, acquiring and investing in a diversified portfolio of novel therapeutic product candidates, with a focus on mid-stage compounds that have progressed through human proof of concept studies and that are targeted to address unmet medical needs. As of June 30, 2011, the Company owned 50.8% of the outstanding partnership interests of Celtic. The Company accounts for this investment under the equity method of accounting because the Company is a limited partner and the general partner has all decision-making authority relating to investment decisions and fund operations. As such, the Company is deemed to lack the control of the entity required for consolidation. As of June 30, 2011, the Company had a remaining commitment of $60.0 million, which it expects to fund over a period of up to four years. During 2010, the Company loaned Celtic $10.0 million, of which $2.0 million was repaid in 2010 and the remaining $8.0 million was converted to additional equity in connection with the settlement of a $10.0 million capital call during the first quarter of 2011. For the three months ended June 30, 2010 and 2011, the Company recognized a loss of $1.7 million and income of $10.6 million, respectively, based on the allocation of profits and losses to the partners’ capital accounts. For the six months ended June 30, 2010 and 2011, the Company recognized a loss of $3.8 million and income of $13.2 million, respectively, based on the allocation of profits or losses to the partners’ capital accounts. As of June 30, 2011, the Company had an investment balance of $51.9 million.

In April 2011, the Company committed to invest up to $50.0 million in venBio Global Strategic Fund, L.P., or venBio, as a limited partner over the next five years. venBio invests in early stage life sciences companies. The Company accounts for this investment under the equity method of accounting because the Company is a limited partner and the general partner has all decision-making authority relating to investment decisions and fund operations. As such, the Company is deemed to lack the control of the entity required for consolidation. As of June 30, 2011, the Company had a remaining commitment of $49.8 million. As of June 30, 2011, the Company had an investment balance of $0.2 million and had an ownership interest in venBio of approximately 40%.

Cost method investments

The Company is a limited partner in several venture capital funds established for the purpose of investing in life science and healthcare companies. These funds require the Company to commit to make investments in the funds over a period of time. The Company accounts for these funds as cost method investments, determining realized and unrealized losses on a specific identification method.

The Company is a stockholder in Accelerator III Corporation and certain of its incubator companies. Accelerator III requires the Company to make investments upon request up to its committed capital amount. The Company accounts for this investment as a cost method investment, determining realized and unrealized losses on a specific identification method.

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(numbers in tables in thousands)

(unaudited)

3.	Cash and Cash Equivalents, Short-term Investments, Long-term Investments and Other Investments

The Company’s capital commitments in these funds as of June 30, 2011 were as follows:

Fund	Ownership	Total Capital Commitment	Remaining Commitment	Commitment Expiration
Bay City Capital Fund IV, L.P.	2.9%	$10,000	$1,039	September 2010 (2)
Bay City Capital Fund V, L.P.	2.0%	10,000	5,959	October 2012
A.M. Pappas Life Science Ventures III, L.P.	4.7%	4,750	594	December 2009 (2)
A.M. Pappas Life Science Ventures IV, L.P.	3.0%	2,935	1,702	February 2014
Accelerator III and incubator companies (1)	19.9%	4,802	819	None

(1)	The Company’s percentage ownership of Accelerator III and incubator companies might vary but will not exceed 19.9%.
(2)

The funding commitments to Bay City Capital Fund IV, L.P. and A.M. Pappas Life Science Ventures III, L.P. have expired for new investments. The Company may still be required to fund additional investments in existing fund portfolio companies and the ongoing operations of these funds up to the amount of the remaining capital commitment.

In May 2010, the Company invested $5.0 million for an ownership interest in Liquidia Technologies, Inc. As of June 30, 2011, the Company’s ownership interest in Liquidia was 8.6%.

4.	Accounts Receivable and Unbilled Services

Accounts receivable and unbilled services, net, consisted of the following amounts on the dates set forth below:

	December 31, 2010	June 30, 2011
Billed	$276,240	$326,959
Unbilled	168,037	182,348
Allowance for doubtful accounts	(8,401)	(6,422)

Total accounts receivable and unbilled services, net	$435,876	$502,885

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(numbers in tables in thousands)

(unaudited)

5.	Property and Equipment

Property and equipment, stated at cost, consisted of the following amounts on the dates set forth below:

	December 31, 2010	June 30, 2011
Land	$8,201	$8,307
Buildings and leasehold improvements	274,716	279,279
Fixed assets not placed in service	13,843	34,338
Information technology systems under development	28,808	26,014
Furniture and equipment	234,132	246,884
Computer equipment and software	203,867	222,699

Total property and equipment	763,567	817,521
Less accumulated depreciation	(377,704)	(411,377)

Property and equipment, net	$385,863	$406,144

As of June 30, 2011, fixed assets not placed in service included software licenses purchased from a third-party vendor with annual payment terms as follows:

June 1, 2012	$4,212
Present value discount	(122)

Present value of remaining payments	$4,090

The Company classified its liability related to these licenses as other accrued expenses on its consolidated condensed balance sheet as of June 30, 2011. Depreciation expense was $16.2 million and $15.9 million for the three months ended June 30, 2010 and 2011, respectively, and $32.3 million and $31.7 million for the six months ended June 30, 2010 and 2011, respectively.

6.	Goodwill and Intangible Assets

Changes in the carrying amount of goodwill for the six months ended June 30, 2011, by operating segment, were as follows:

	Clinical Development Services	Laboratory Services	Total
Balance as of December 31, 2010	$106,671	$184,546	$291,217
Adjustments to goodwill for prior year acquisitions	-	(825)	(825)
Translation adjustments	4,305	3,351	7,656

Balance as of June 30, 2011	$110,976	$187,072	$298,048

As of June 30, 2011, the Company recorded a $0.8 million adjustment to goodwill related to X-Chem resulting from information regarding the valuation estimates that became available after the preliminary purchase price allocation was established.

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(numbers in tables in thousands)

(unaudited)

6.	Goodwill and Intangible Assets

The Company reviews goodwill for impairment annually on October 1st, and more frequently if impairment indicators arise. An impairment indicator represents an event or change in circumstances that would more likely than not reduce the fair value of a goodwill reporting unit below its carrying amount. A significant amount of judgment is involved in determining if an indicator of goodwill impairment has occurred. The Company monitors events and changes in circumstances in between annual testing dates to determine if any events or changes in circumstances indicate impairment. In connection with the most recent annual impairment test on October 1, 2010, the Company reviewed goodwill for impairment and the analysis indicated a significant amount of fair value in excess of carrying value for each goodwill reporting unit. However, the fair value of goodwill could be impacted by future adverse changes such as a significant decline in operating results, a sustained decline in the valuation of pharmaceutical and biotechnology company stocks, including the valuation of the Company’s own common stock, a significant adverse change in legal factors or in the business climate, a further significant slowdown in the worldwide economy or the pharmaceutical and biotechnology industry, or the sustained failure to meet the performance projections included in the forecasts of future operating results for any of the Company’s goodwill reporting units. Any adverse change in these factors could have a significant impact on the recoverability of goodwill, and could have a material impact on the Company’s consolidated financial statements. There were no such indicators of impairment during the second quarter of 2011.

The Company’s amortized intangible assets were composed of the following as of the dates set forth below:

	December 31, 2010			June 30, 2011
	Carrying Amount	Accumulated Amortization	Net	Carrying Amount	Accumulated Amortization	Net
Customer relationships	$17,658	$(2,844)	$14,814	$17,894	$(3,887)	$14,007
Non-compete agreements	2,047	(84)	1,963	1,350	(206)	1,144
Trade name	150	(150)	-	150	(150)	-
Backlog	7,217	(2,770)	4,447	7,369	(3,610)	3,759

Total	$27,072	$(5,848)	$21,224	$26,763	$(7,853)	$18,910

The Company had total non-amortizing intangible assets of $10.2 million as of December 31, 2010 and June 30, 2011. Unamortized intangible assets consist of $8.2 million of in-process research and development and $2.0 million of other intangible asset.

Amortization expense for the three months ended June 30, 2010 and 2011 was $0.9 million and $1.0 million, respectively. Amortization expense for the six months ended June 30, 2010 and 2011 was $1.9 million and $2.0 million, respectively. As of June 30, 2011, expected amortization expense for each of the next five years is as follows:

2011 (remaining six months)	$1,953
2012	3,274
2013	3,097
2014	2,344
2015	1,769

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(numbers in tables in thousands)

(unaudited)

7.	Debt Instruments

In April 2011, the Company entered into a $50.0 million revolving line of credit facility with Barclays Bank PLC. The facility has a term of one-year and the Company can use borrowings for general corporate purposes. The credit facility contains customary affirmative, negative and financial covenants for financings of this size and kind. Outstanding borrowings under the credit facility bear interest at an annual fluctuating rate tied to certain financial indices plus an agreed upon margin. The credit facility is currently scheduled to expire in April 2012, at which time any outstanding balance will be due. As of June 30, 2011, no borrowings were outstanding under this credit facility.

8.	Shareholders’ Equity

Stock options

The Company estimates the fair value of each award on the grant date using the Black-Scholes option-pricing model and recognizes it as expense over the employee’s requisite service period.

During the six months ended June 30, 2011, the Company granted options to purchase approximately 1,708,000 shares with a weighted-average exercise price of $27.35. This amount includes options to purchase approximately 1,554,500 shares granted in the Company’s annual grant during the first quarter of 2011. All options have an exercise price equal to the fair value of the Company’s common stock on the grant date. The fair value of the Company’s common stock on the grant date is equal to the Nasdaq closing price of the Company’s stock on the date of grant. The weighted-average grant date fair value per share and the aggregate fair value of options granted during the six months ended June 30, 2010 and 2011 was $5.91 and $6.79 per share, and $16.0 million and $11.6 million, respectively. As of June 30, 2011, the Company had options outstanding to purchase 12.1 million shares of its common stock.

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

During the six months ended June 30, 2011, the Company awarded approximately 359,000 restricted stock units to employees, all of which were granted in the Company’s annual grant during the first quarter of 2011. The weighted-average award date fair value per unit and the aggregate fair value of units during the six months ended June 30, 2011 was $27.27 per share and $9.8 million, respectively. As of June 30, 2011, approximately 355,000 restricted stock units were outstanding.

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(numbers in tables in thousands)

(unaudited)

8.	Shareholders’ Equity

Stock repurchase program

In February 2008, the Company’s Board of Directors approved a stock repurchase program authorizing the Company to repurchase up to $350.0 million of its common stock from time to time. In February 2011, the Company entered into an accelerated share repurchase, or ASR, arrangement with Barclays Capital Inc., or Barclays, under which the Company used $200.0 million of the remaining amount to repurchase additional shares of its common stock. During the first quarter of 2011, the Company repurchased approximately 6.5 million shares of its common stock under this arrangement for an aggregate purchase price of $200.0 million.

The agreement with Barclays for the ASR includes a forward sale contract settlement date in December 2011 but it could be settled prior to that date. Under the terms of the forward sale contract, Barclays is required to purchase, in the open market, $200.0 million of shares of the Company’s common stock during the term of the contract to fulfill its obligation related to the shares it borrowed from third parties and sold to the Company. At settlement, the Company, at its option, is required to either pay cash or issue registered or unregistered shares of its common stock to Barclays if Barclays’ volume weighted-average purchase price of open market purchases is higher than the average price of the 6.5 million shares purchased by the Company from Barclays, such average price is referred to as the hedge price. If Barclays’ volume weighted-average price is lower than the hedge price, Barclays is required to pay the Company either cash or additional shares of the Company’s common stock, at the Company’s option. The Company accounted for this forward sale contract as an equity instrument under accounting guidelines. As the fair value of the forward sale contract at inception was zero, no accounting for the forward sale contract is required until settlement, as long as the forward sale continues to meet the requirements for classification as an equity instrument.

As of June 30, 2011, $60.7 million remained available for stock repurchases authorized by the Board of Directors. The manner of the purchases, the amount the Company spends and the number of shares repurchased will vary based on a variety of factors, including the status of the Barclays ASR program, the stock price and blackout periods in which the Company is restricted from repurchasing shares.

9.	Comprehensive Income (Loss)

Comprehensive income (loss) consisted of the following amounts on the dates set forth below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2011	2010	2011
Net income, as reported	$20,977	$45,415	$38,182	$82,782
Other comprehensive income (loss):
Cumulative translation adjustment	(20,542)	7,093	(32,452)	23,515
Change in fair value of hedging transactions, net of tax benefit (expense) of $244, ($530), $1,456 and ($1,034), respectively	(1,130)	939	(3,984)	1,994
Reclassification adjustment for hedging results included in direct costs, net of tax benefit of $253, $753, $936 and $1,295, respectively	(312)	(1,589)	(1,561)	(2,765)
Net unrealized gain on investments, net of tax expense of ($217),($1,076), ($1,162) and ($619), respectively	391	1,939	2,233	1,117

Total other comprehensive income (loss)	(21,593)	8,382	(35,764)	23,861

Comprehensive income (loss)	$(616)	$53,797	$2,418	$106,643

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(numbers in tables in thousands)

(unaudited)

9.	Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) consisted of the following amounts on the dates set forth below:

	December 31, 2010	June 30, 2011
Translation adjustment	$28	$23,543
Pension liability, net of tax benefit of $4,865	(11,705)	(11,705)
Fair value on hedging transactions, net of tax expense of ($1,714) and ($1,489), respectively	3,523	2,752
Net unrealized losses on investments, net of tax benefit of $4,899 and $4,280, respectively	(8,986)	(7,869)

Total	$(17,140)	$6,721

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

The Company recognizes changes in the fair value of the effective portion of foreign exchange derivatives that are designated and qualify as cash flow hedges of forecasted revenue and expense transactions in accumulated other comprehensive income, or OCI. The Company reclassifies these amounts from OCI and recognizes them in earnings when either the forecasted transaction occurs or it becomes probable that the forecasted transaction will not occur. The Company reclassifies OCI associated with hedges of foreign currency revenue into direct costs upon recognition of the forecasted transaction in the statements of income. The Company recognizes the ineffective portion of a derivative instrument in earnings in the current period as a component of other income, and measures it by comparing the fair value of the forward contract to the change in the forward value of the anticipated transaction. Hedging portfolio ineffectiveness during the three months ended June 30, 2010 and 2011 was a loss of $0.4 million and a gain of $0.1 million, respectively. Hedging portfolio ineffectiveness during the six months ended June 30, 2010 and 2011 was a loss of $0.2 million and a gain of $0.1 million, respectively.

The Company also manages its exposure on receivables and payables denominated in currencies other than the entity’s functional currency through the use of natural hedges and foreign currency options and forwards, if necessary. The Company records foreign currency derivatives at fair value, with fluctuations in the fair value being included in the statements of income as a component of other income. There were two outstanding foreign currency options and forwards related to receivables and payables hedging outstanding as of June 30, 2011. The fair value of the derivative liability and the gains and losses reported in the statements of income were not significant.

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(numbers in tables in thousands)

(unaudited)

10.	Accounting for Derivative Instruments and Hedging Activities

As of June 30, 2011, the Company’s outstanding hedging contracts were scheduled to expire over the next 18 months. The Company expects to reclassify the current gain positions of $2.8 million, net of tax, within the next 12 months from OCI into the statement of income. As of December 31, 2010 and June 30, 2011, the Company’s foreign currency derivative portfolio resulted in the Company recognizing an asset of $6.7 million and $5.9 million, respectively, as a component of other current assets and a liability of $1.4 million and $1.5 million, respectively, as a component of other accrued expenses.

11.	Pension Plan

Net periodic pension costs for the U.K. pension plan included the following components:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2011	2010	2011
Interest cost	$764	$827	$1,563	$1,640
Expected return on plan assets	(595)	(755)	(1,218)	(1,497)
Amortization of losses	255	215	522	427

Net periodic pension cost	$424	$287	$867	$570

During the six months ended June 30, 2011, the Company did not make any contributions to the plan but still expects to contribute approximately $3.0 million during the remainder of 2011.

12.	Commitments and Contingencies

From time to time, the Company causes letters of credit to be issued to provide credit support for guarantees, contractual commitments and insurance policies. The fair values of the letters of credit reflect the amount of the underlying obligation and are subject to fees payable to the issuers of the letters of credit competitively determined in the marketplace. As of June 30, 2011, the Company had four letters of credit outstanding for a total of $1.8 million.

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

As of June 30, 2011, the Company had commitments to invest up to an aggregate additional $9.3 million in several venture capital funds, $0.8 million in other cost method investments and $109.8 million in equity method investments. For further details, see Note 3.

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(numbers in tables in thousands)

(unaudited)

12.	Commitments and Contingencies

In 2010, the Company entered into a non-revolving line of credit agreement to loan Celtic Pharma Development Services Bermuda Ltd., a subsidiary of Celtic Pharmaceutical Holdings L.P., up to $18.0 million to finance trade payables in connection with a specified drug candidate. Celtic Pharma Development Services Bermuda Ltd. has appointed the Company to conduct certain clinical studies on the drug candidate. Principal and interest are due and payable no later than June 30, 2013 and are secured by a guarantee of an affiliate of the borrower. As of June 30, 2011, the Company had advanced $15.5 million to the borrower which is recorded as a component of other assets.

In 2010, the Company sold a noncontrolling interest in its BioDuro Biologics Pte. Ltd. subsidiary. During the 183-day period commencing in December 2016, the minority equity holders have the right to require the Company to purchase their noncontrolling interests at fair value.

As of June 30, 2011, the Company’s total gross unrecognized tax benefits were $28.2 million, of which $16.1 million, if recognized, would reduce its effective tax rate. The Company believes that it is reasonably possible that the total amount of unrecognized tax benefits could decrease up to $4.8 million within the next twelve months due to the settlement of audits and the expiration of statutes of limitations.

The Company’s policy for recording interest and penalties associated with tax audits is to record them as a component of provision for income taxes. As of June 30, 2011, the Company accrued $5.0 million of interest and $0.9 million of penalties with respect to uncertain tax positions. To the extent interest and penalties are not assessed with respect to uncertain tax positions, the Company will reduce amounts accrued and reflect them as a reduction of the overall income tax provision.

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

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(numbers in tables in thousands)

(unaudited)

13.	Fair Value of Financial Instruments

The Company has categorized its assets and liabilities recorded at fair value based upon a fair value hierarchy in accordance with the applicable accounting standards.

The following table presents information about the Company’s assets and liabilities required to be measured at fair value on a recurring basis:

	Level 1	Level 2	Level 3	Total
As of December 31, 2010
Assets
Cash equivalents	$232,731	$-	$-	$232,731
Short-term investments:
Treasury securities	38,109	-	-	38,109
Municipal debt securities	-	32,707	-	32,707
Corporate debt securities	-	9,160	-	9,160
Long-term investments	-	-	78,747	78,747
Equity method investment	-	-	30,724	30,724
Derivative contracts	-	6,668	-	6,668

Total assets	$270,840	$48,535	$109,471	$428,846

Liabilities
Derivative contracts	$-	$1,373	$-	$1,373

Total liabilities	$-	$1,373	$-	$1,373

	Level 1	Level 2	Level 3	Total
As of June 30, 2011
Assets
Cash equivalents	$97,659	$-	$-	$97,659
Long-term investments	-	13,401	55,858	69,259
Equity method investments	-	-	52,125	52,125
Derivative contracts	-	5,931	-	5,931

Total assets	$97,659	$19,332	$107,983	$224,974

Liabilities
Derivative contracts	$-	$1,546	$-	$1,546

Total liabilities	$-	$1,546	$-	$1,546

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(numbers in tables in thousands)

(unaudited)

13.	Fair Value of Financial Instruments

The following table provides a reconciliation of the beginning and ending balances for assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs, or Level 3, for the six months ended June 30, 2011:

Long-term Investments
Balance as of December 31, 2010	$109,471
Adjustment to previously recognized unrealized loss on investments included in other comprehensive income	(1,119)
Income from equity method investment	2,549
Additional investment in equity method investment	8,012
Liquidation of investments	(75)

Balance as of March 31, 2011	118,838
Adjustment to previously recognized unrealized loss on investments included in other comprehensive income	3,129
Realized loss on investments	(842)
Income from equity method investment	10,639
Additional investment in equity method investments	200
Liquidation of investments	(10,625)
Transfers out of Level 3	(13,357)

Balance as of June 30, 2011	$107,982

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(numbers in tables in thousands)

(unaudited)

14.	Business Segment Data

The Company evaluates segment performance and allocates resources based on net revenue and operating income (loss). Depreciation and amortization expense is allocated to the business unit based on various operational metrics, such as headcount and space. In addition, net revenue and operating income (loss) by segment exclude reimbursed revenue. The Company has a global infrastructure supporting its business segments, and therefore, assets are not identified by reportable segment.

Net revenue and operating income (loss) by business segment were as follows as of the dates set forth below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2011	2010	2011
Net revenue:
Clinical Development Services	$255,436	$291,547	$504,730	$571,205
Laboratory Services	78,343	84,652	152,876	161,159
Discovery Sciences	7,717	-	8,010	-
Reimbursed revenue	28,423	31,504	51,072	58,542

Total	$369,919	$407,703	$716,688	$790,906

Operating income (loss):
Clinical Development Services	$31,142 $	48,484	$58,148	$94,978
Laboratory Services	11,944	8,662	21,478	14,617
Discovery Sciences	(3,002)	-	(11,860)	-

Total	$40,084	$57,146	$67,766	$109,595

15.	Related Party Transactions

As of June 30, 2011, the Company provided services to and owned 50.8% of Celtic Therapeutics Holdings, L.P., or Celtic, which is accounted for under the equity method. During 2010, the Company loaned Celtic $10.0 million, of which $2.0 million was repaid in 2010. During the first quarter of 2011, the outstanding loan was converted to additional equity in connection with the settlement of a $10.0 million capital call. The Company recognized $0.5 million and $0.6 million of net revenue from Celtic for the three months ended June 30, 2010 and 2011, respectively, and $0.5 million and $2.2 million in net revenue from Celtic for the six months ending June 30, 2010 and 2011, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis is provided to increase the understanding of, and should be read in conjunction with, our consolidated condensed financial statements and accompanying notes. In this discussion, the words “PPD”, “we”, “our” and “us” refer to Pharmaceutical Product Development, Inc., together with its subsidiaries where appropriate.

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

We have been in the drug development business for more than 25 years. Our development services include preclinical drug discovery services, Phase I through Phase IV clinical development services and post-approval services, as well as bioanalytical, cGMP, global central laboratory and vaccines and biologics laboratory services. We have extensive clinical trial experience, including regional, national and global studies across a wide spectrum of therapeutic areas in over 100 countries, spanning six continents. In addition, for marketed drugs, biologics and devices, we offer support such as medical information, patient compliance programs, patient and disease registry programs, product safety and pharmacovigilance, standard response document development, observational studies, Phase IV monitored studies and prescription-to-over-the-counter, or Rx to OTC, programs. Our services offer our clients a way to identify and develop drug candidates more quickly and cost-effectively.

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

We review various metrics to evaluate our financial performance, including period-to-period changes in backlog, new authorizations, cancellation rates, revenue, revenue conversion, margins and earnings. In the second quarter of 2011, we had net authorizations, defined as new authorizations less cancellations and adjustments, of $484.0 million, a 4.0% increase over the same period in 2010. The cancellation rate for the second quarter of 2011 was 7.5% of beginning backlog compared to 4.6% for the same period in 2010. Cancellations were high in the second quarter of 2011 due in part to a $43.2 million cancellation for a global clinical trial. The average length of our contracts in backlog decreased to 33 months as of June 30, 2011 from 34 months as of December 31, 2010. In the second quarter of 2011, revenue conversion, defined as revenue divided by prior periods’ ending backlog, excluding backlog from the discovery segment, averaged 10.5% compared to 10.7% for the same period in 2010.

Backlog by client type as of June 30, 2011 was 77.6% pharmaceutical, 16.6% biotech and 5.8% government/other, as compared to 78.1% pharmaceutical, 15.2% biotech and 6.7% government/other as of June 30, 2010. Net revenue by client type for the quarter ended June 30, 2011 was 79.3% pharmaceutical, 17.0% biotech and 3.7% government/other, compared to 77.3% pharmaceutical, 17.7% biotech and 5.0% government/other for the same period in 2010. The change in the composition of our net revenue was primarily a result of an increase in percentage of authorizations from pharmaceutical companies during the trailing twelve-month period ended June 30, 2011 and mergers of biotechnology clients into pharmaceutical companies.

For the second quarter of 2011, net revenue contribution by business segment was 77.5% from Clinical Development Services and 22.5% from Laboratory Services, compared to net revenue contribution for the second quarter of 2010 of 74.8% from Clinical Development Services, 22.9% from Laboratory Services and 2.3% from Discovery Sciences. Our top therapeutic areas by net revenue for the quarter ended June 30, 2011 were oncology, circulatory/cardiovascular, endocrine/metabolic, infectious disease and central nervous system. For a detailed discussion of our revenue, margins, earnings and other financial results for the second quarter of 2011, see “Results of Operations – Three Months Ended June 30, 2010 versus Three Months Ended June 30, 2011” below.

Our operating margin increased to 14.0% in the second quarter of 2011 from 10.8% in the second quarter of 2010. Our Clinical Development Services segment operating margin of 16.6% remained consistent sequentially, and our Laboratory Services segment operating margin increased sequentially to 10.2% from 7.8% in the first quarter of 2011. Increased investment to support anticipated future growth of our drug discovery services business, BioDuro, and lower than expected net revenue in our Vaccines and Biologics Center of Excellence continued to pressure the Laboratory Services segment gross and operating margins in the second quarter of 2011. We expect our Laboratory Services segment operating margin to continue to increase throughout the year, driven by sequential net revenue growth and operating efficiency.

Capital expenditures for the three months ended June 30, 2011 totaled $26.0 million. These capital expenditures were primarily for our new bioanalytical laboratory in Richmond, Virginia for a dedicated client, the expansion of our vaccine laboratory in Wayne, Pennsylvania, scientific equipment for our laboratory units and computer software. We made these investments to support growth in our businesses and to improve the efficiencies of our operations.

As of June 30, 2011, we had $440.1 million of cash, cash equivalents and long-term investments. In the second quarter of 2011, we generated $17.7 million in cash from operations which was impacted by significant income tax payments and an increase in accounts receivable and unbilled services, net. The number of days’ revenue outstanding in accounts receivable and unbilled services, net of unearned income, also known as DSO, was 26 days for the six months ended June 30, 2011, compared to 22 days for the year ended December 31, 2010. Collection efficiency remains solid, demonstrated by our aged accounts receivables less than 90 days which remains over 90% of total accounts receivable for the six months ended June 30, 2011. We plan to continue to monitor DSO and the various factors that affect it. However, we expect DSO will continue to fluctuate in the future depending on contract terms, the mix of contracts performed and our success in collecting receivables.

New Business Authorizations and Backlog

We add new business authorizations, which are sales of our services, to backlog when we enter into a contract or letter of intent or receive a verbal commitment. Authorizations have and will continue to vary significantly from quarter to quarter and contracts generally have terms ranging from several months to several years. We recognize revenue on these authorizations as services are performed. Our new authorizations for the three months ended June 30, 2010 and 2011 were $610.5 million and $752.6 million, respectively.

The dollar amount of our backlog consists of anticipated future net revenue from contracts, letters of intent and verbal commitments we consider highly reliable, that either have not started but are anticipated to begin in the future, or are in process and have not been completed. As of June 30, 2011, the remaining duration of the contracts in our backlog ranged from one to 170 months, with a weighted-average duration of 33 months. The weighted-average duration of the contracts in our backlog will fluctuate from period to period in the future based on the contracts constituting our backlog at any given time. The dollar amount of our backlog excludes net revenue that has been recognized previously in our statements of income and is adjusted each quarter for foreign currency fluctuations. Our backlog as of June 30, 2010 and 2011 was $3.2 billion and $3.7 billion, respectively. For various reasons discussed in “Item 1. Business – Backlog” of our Form 10-K, our backlog might never be fully recognized as net revenue and is not necessarily a meaningful predictor of future performance.

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

In the event of changes in the scope, nature, duration, or volume of services of the contract with a client, we negotiate to modify our existing contract or establish a new contract to reflect the changes. We recognize renegotiated amounts as revenue by revision to the total contract value resulting from the renegotiated contract.

We often offer volume rebates to our large clients based on annual volume thresholds. We record an estimate of the annual volume rebate as a reduction of revenue throughout the period based on the estimated total rebate to be earned for the period.

In connection with the management of clinical trials, we pay, on behalf of our clients, fees to investigators and test subjects as well as other out-of-pocket costs for items such as travel, printing, meetings and couriers. Our clients reimburse us for these costs. Amounts paid by us as a principal for out-of-pocket costs are included in direct costs and the reimbursements we receive as a principal are reported as reimbursed revenue. In our statements of income, we combine amounts paid by us as an agent for out-of-pocket costs with the corresponding reimbursements, or revenue, we receive as an agent. During the three months ended June 30, 2010 and 2011, fees paid to investigators and other fees we paid as an agent and the associated reimbursements were approximately $91.3 million and $113.0 million, respectively.

Most of our contracts can be terminated by our clients either immediately or after a specified period following notice. Upon early termination, these contracts typically require the client to pay us the fees earned through the termination date, the fees and expenses to wind down the study and, in some cases, a termination fee or some portion of the fees or profit that we could have earned under the contract if it had not been terminated early. Therefore, revenue recognized prior to cancellation generally does not require a significant adjustment upon cancellation.

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

Three Months Ended June 30, 2010 versus Three Months Ended June 30, 2011

The following table sets forth amounts from our consolidated condensed financial statements along with the dollar and percentage change for the three months ended June 30, 2010 compared to the three months ended June 30, 2011.

	Three Months Ended
	June 30,
(in thousands, except per share data)	2010	2011	$ Inc (Dec)	% Inc (Dec)
Net revenue:
Service revenue	$341,496	$376,199	$34,703	10.2%
Reimbursed revenue	28,423	31,504	3,081	10.8

Total net revenue	369,919	407,703	37,784	10.2

Direct costs	192,170	221,390	29,220	15.2
Research and development expenses	8,445	1,792	(6,653)	(78.8)
Selling, general and administrative expenses	112,106	110,456	(1,650)	(1.5)
Depreciation and amortization	17,114	16,919	(195)	(1.1)

Operating income	40,084	57,146	17,062	42.6

(Loss) income from equity method investment	(1,747)	10,639	12,386	709.0
Gain (loss) on investments	2,590	(1,319)	(3,909)	(150.9)
Other income (expense), net	157	321	164	104.5

Income from continuing operations before provision for income taxes	41,084	66,787	25,703	62.6

Provision for income taxes	17,522	21,372	3,850	22.0

Income from continuing operations	23,562	45,415	21,853	92.7

Loss from discontinued operations, net of income taxes	(2,585)	-	2,585	100.0

Net income	20,977	45,415	24,438	116.5

Net loss attributable to noncontrolling interests	-	1,091	1,091	100.0

Net income attributable to shareholders	$20,977	$46,506	$25,529	121.7

Income per diluted share from continuing operations	$0.20	$0.41	$0.21	105.0

Loss per diluted share from discontinued operations	$(0.02)	$-	$0.02	100.0

Net income per diluted share	$0.18	$0.41	$0.23	127.8

Total net revenue increased $37.8 million to $407.7 million in the second quarter of 2011. Service revenue was $376.2 million, which accounted for 92.3% of total net revenue for the second quarter of 2011. The $34.7 million increase in service revenue was attributable to a $36.1 million increase in net revenue from our Clinical Development Services segment and a $6.3 million increase in net revenue from our Laboratory Services segment. The second quarter of 2010 included $7.7 million in net revenue from our Discovery Sciences segment. The increase in net revenue from our Clinical Development Services segment was primarily related to an increase in authorizations over the last several quarters. The increase in net revenue from our Laboratory Services segment was primarily the result of the strong authorizations in our bioanalytical and cGMP laboratories.

Total direct costs increased $29.2 million to $221.4 million in the second quarter of 2011. The increase was mainly attributable to a $23.2 million increase in direct personnel costs, a $3.1 million increase in reimbursable out-of-pocket expenses, a $2.4 million increase in supply costs related to our laboratories and a $1.0 million increase in facilities costs. These costs were partially offset by a hedging gain of $2.3 million in the second quarter of 2011 compared to a hedging gain of $0.5 million in the second quarter of 2010. Direct personnel costs increased due to an increase in utilization of resources for projects and additional employees to support revenue growth.

R&D expenses decreased $6.7 million to $1.8 million in the second quarter of 2011. The decrease in R&D expense was primarily due to the spin-off of the compound partnering business in June 2010, partially offset by increased spending in drug discovery services.

SG&A expenses decreased $1.7 million to $110.5 million in the second quarter of 2011. The decrease in SG&A expenses was primarily related to a $2.6 million decrease in SG&A expenses related to the spin-off of the compound partnering business and a $1.6 million decrease in facilities and information systems costs as a result of management’s efforts to control SG&A costs. This was partially offset by a $2.7 million net increase in personnel costs as a result of normal salary increases reduced by the increase in utilization of resources for projects noted above.

Depreciation and amortization expense decreased $0.2 million to $16.9 million in the second quarter of 2011.

(Loss) income from equity investment increased $12.4 million to income of $10.6 million in the second quarter of 2011. During the second quarter of 2011, our equity investee, Celtic Therapeutics Holdings, L.P., recorded a $10.6 million increase in the fair value of our share of the underlying investments in the fund. This increase was the result of the progress Celtic made on the development of the programs in its portfolio. As a result of the fact that the investments held by Celtic are recorded at fair value, we anticipate the potential for significant volatility in the amount of income or loss from equity method investments in the future.

Gain (loss) on investments decreased $3.9 million due primarily to a $0.9 million investment impairment and $0.5 million net loss on the sale of investments in the second quarter of 2011 compared to a $3.3 million gain on the sale of investments in the second quarter of 2010.

Other income (expense), net increased $0.2 million to net income of $0.3 million in the second quarter of 2011.

Our provision for income taxes from continuing operations increased $3.9 million to $21.4 million in the second quarter of 2011. Our effective income tax rate for the second quarter of 2010 and 2011 was 42.6% and 32.0%. Our effective rate was higher in the second quarter of 2010 primarily due to $3.8 million of tax expense related to a valuation allowance for deferred tax assets for the compound partnering spin-off.

In the second quarter of 2010, we incurred a loss from discontinued operations, net of income taxes of $2.6 million. This loss was attributable to discontinuing the operations of our wholly owned subsidiary PPD Dermatology, Inc.

Net income attributable to shareholders of $46.5 million in the second quarter of 2011 represents an increase of 121.7% from $21.0 million in the second quarter of 2010. Net income per diluted share of $0.41 in the second quarter of 2011 represents a 127.8% increase from $0.18 net income per diluted share in the second quarter of 2010. Net income changed for various reasons as explained above.

Six Months Ended June 30, 2010 versus Six Months Ended June 30, 2011

The following table sets forth amounts from our consolidated condensed financial statements along with the dollar and percentage change for the six months ended June 30, 2010 compared to the six months ended June 30, 2011.

	Six Months Ended
	June 30,
(in thousands, except per share data)	2010	2011	$ Inc (Dec)	% Inc (Dec)
Net revenue:
Service revenue	$665,616	$732,364	$66,748	10.0%
Reimbursed revenue	51,072	58,542	7,470	14.6

Total net revenue	716,688	790,906	74,218	10.4

Direct costs	374,972	428,213	53,241	14.2
Research and development expenses	14,783	4,012	(10,771)	(72.9)
Selling, general and administrative expenses	225,016	215,403	(9,613)	(4.3)
Depreciation and amortization	34,151	33,683	(468)	(1.4)

Operating income	67,766	109,595	41,829	61.7

(Loss) income from equity method investment	(3,789)	13,188	16,977	448.1
Gain (loss) on investments	2,541	(1,105)	(3,646)	(143.5)
Other income (expense), net	1,479	60	(1,419)	(95.9)

Income from continuing operations before provision for income taxes	67,997	121,738	53,741	79.0

Provision for income taxes	26,153	38,956	12,803	49.0

Income from continuing operations	41,844	82,782	40,938	97.8

Loss from discontinued operations, net of income taxes	(3,662)	-	3,662	100.0

Net income	38,182	82,782	44,600	116.8

Net loss attributable to noncontrolling interests	-	1,338	1,338	100.0

Net income attributable to shareholders	$38,182	$84,120	$45,938	120.3

Income per diluted share from continuing operations	$0.35	$0.72	$0.37	105.7

Loss per diluted share from discontinued operations	$(0.03)	$-	$0.03	100.0

Net income per diluted share	$0.32	$0.72	$0.40	125.0

Total net revenue increased $74.2 million to $790.9 million in the first six months of 2011. Service revenue was $732.4 million, which accounted for 92.6% of total net revenue for the first six months of 2011. The $66.7 million increase in service revenue was attributable to a $66.5 million increase in net revenue from our Clinical Development Services segment and an $8.3 million increase in net revenue from our Laboratory Services segment. The first six months of 2010 included $8.0 million in net revenue from our Discovery Sciences segment. The increase in net revenue from our Clinical Development Services segment was primarily related to an increase in authorizations over the last several quarters. The increase in net revenue from our Laboratory Services segment was primarily the result of the strong authorizations in our bioanalytical and cGMP laboratories.

Total direct costs increased $53.2 million to $428.2 million in the first six months of 2011. The increase was mainly attributable to a $40.4 million increase in direct personnel costs, a $7.5 million increase in reimbursable out-of-pocket expenses, a $2.4 million increase in supply costs related to our laboratories, a $1.9 million increase in contract labor and subcontractor costs, and a $1.6 million increase in facilities costs. These costs were partially offset by a $4.1 million hedging gain in the first six months of 2011 compared to a $2.4 million hedging gain in the first six months of 2010. Direct personnel costs increased due to an increase in utilization of resources for projects and additional employees to support revenue growth.

R&D expenses decreased $10.8 million to $4.0 million in the first six months of 2011. The decrease in R&D expense was primarily due to the spin-off of the compound partnering business in June 2010, partially offset by increased spending in drug discovery services.

SG&A expenses decreased $9.6 million to $215.4 million in the first six months of 2011. The decrease in SG&A expenses was primarily related to a $5.9 million decrease in SG&A expenses related to the spin-off of the compound partnering business, a $2.9 million decrease in non-billable travel and training costs, and a $1.5 million decrease in facilities and information system costs. This was partially offset by a $1.9 million increase in personnel costs as a result of normal salary increases reduced by the increase in utilization of resources for projects noted above.

Depreciation and amortization expense decreased $0.5 million to $33.7 million in the first six months of 2011.

(Loss) income from equity investment increased by $17.0 million to income of $13.2 million in the first six months of 2011. During the first six month of 2011, our equity investee, Celtic Therapeutics Holdings, L.P., recorded a $13.2 million increase in the fair value of our share of the underlying investments in the fund. This increase was the result of the progress Celtic made on the development of the programs in its portfolio. As a result of the fact that the investments held by Celtic are recorded at fair value, we anticipate the potential for significant volatility in the amount of income or loss from equity method investments in the future.

Gain (loss) on investments decreased $3.6 million due primarily to a $0.9 million investment impairment and a $0.3 million net loss on the sale of investments in the first six months of 2011, compared to a gain of $3.3 million on the sale of investments in the first six months of 2010.

Other income (expense), net decreased $1.4 million to net income of $0.1 million in the first six months of 2011. Changes in exchange rates from the time we recognize revenue until the client pays resulted in a net loss of $3.6 million in the first six months of 2011, up from a net loss of $0.2 million in the first six months of 2010. This loss was partially offset by a $1.4 million increase in interest income due to higher interest rates earned on cash balances.

Our provision for income taxes from continuing operations increased $12.8 million to $39.0 million in the first six months of 2011. Our effective income tax rate for the first six months of 2010 and 2011 was 38.5% and 32.0%. Our effective rate was higher in the first six months of 2010 primarily due to $3.8 million of tax expense related to a valuation allowance for deferred tax assets for the compound partnering spin-off.

In the first six months of 2010, we incurred a loss from discontinued operations, net of income taxes of $3.7 million. This loss was attributable to discontinuing the operations of our wholly owned subsidiary PPD Dermatology, Inc.

Net income attributable to shareholders of $84.1 million in the first six months of 2011 represents an increase of 120.3% from $38.2 million in the first six months of 2010. Net income per diluted share of $0.72 in the first six months of 2011 represents a 125.0% increase from $0.32 net income per diluted share in the first six months of 2010. Net income changed for various reasons as explained above.

Liquidity and Capital Resources

As of June 30, 2011, we had $370.9 million in total cash and cash equivalents. We invest our cash and cash equivalents in bank deposits and financial instruments that are issued or guaranteed by the U.S. government. Our expected primary cash needs are for capital expenditures, expansion of services, possible acquisitions, investments, geographic expansion, dividends, working capital and other general corporate purposes. We have historically funded our operations, dividends and growth, including acquisitions, primarily with cash flow from operations.

Our cash balances are held in numerous locations throughout the world, most of which are outside of the United States. While historically our U.S. cash balances have been a much higher proportion of our total cash balances, the $200.0 million stock repurchase plan executed during the first quarter of 2011 decreased our U.S. cash balances to $61.5 million as of June 30, 2011. We intend to fund our U.S. operations from existing cash, cash flows from operations and if necessary or appropriate, borrowings under our $50.0 million credit facility with Barclays. We have adopted the permanent reinvestment exception under income tax accounting standards with respect to future earnings of most of our foreign subsidiaries. As a result, while a portion of the foreign cash is available to repay intercompany financing arrangements owed to the United States’ subsidiaries, the majority of this cash is not presently available to fund domestic operations and obligations without paying a significant amount of taxes upon its repatriation. Where this is the case, we plan to continue to hold these funds outside the United States to fund local liquidity needs. We utilize a variety of tax planning and financing strategies with the objective of having our worldwide cash available in the locations where it is needed.

We held $78.7 million and $55.9 million, net of unrealized losses, in auction rate securities at December 31, 2010 and June 30, 2011, respectively. Our portfolio of investments in auction rate securities consists principally of interests in government-guaranteed student loans, insured municipal debt obligations and municipal preferred auction rate securities. We classified our entire balance of auction rate securities as long-term investments as of June 30, 2011 due to continuing uncertainties about the liquidity of the auction rate securities market. We also recorded unrealized losses on these investments of $14.2 million and $12.2 million as of December 31, 2010 and June 30, 2011, respectively. We concluded that this impairment was temporary because of our ability to hold the auction rate securities until the fair value recovers. In May 2011, we converted $14.2 million of government-guaranteed student loan auction rate securities to $14.2 million of government-guaranteed student loan asset-backed securities from the same issuer. For the three and six months ended June 30, 2011, we recognized a loss of $0.8 million on this conversion. We classified our entire balance of government-guaranteed student loan asset-backed securities as long-term investments due to continued uncertainties about the liquidity of these securities. We have no current plans to sell the securities. We will continue to review the classification and valuation of these securities on a quarterly basis.

In the first six months of 2011, our operating activities provided $59.6 million in cash as compared to $121.5 million for the same period last year. The change in operating cash flow was due primarily to a net change in operating cash receipts and payments totaling $95.8 million, a net-of-tax gain from equity investment of $8.5 million in the current period as compared to a net-of-tax loss from equity investment of $2.5 million in the six months ended June 30, 2010, a decrease in depreciation and amortization expense of $1.5 million, partially offset by a $44.6 million increase in net income in the first six months of 2011 compared to the same period of 2010 and a $1.5 million increase in equity compensation expense. The change in adjustments for accruals of expected future operating cash receipts and payments includes payables to investigators of $3.9 million and unearned income of $3.4 million. The change in adjustments to deferrals of past operating cash receipts and payments includes accounts receivable and unbilled services, net of ($75.6) million, accounts payable, other accrued expenses and deferred rent of ($17.7) million, accrued income taxes of ($4.0) million, other assets of ($3.5) million and prepaid expenses, other current assets and advance payments of ($2.3) million. Fluctuations in receivables and unearned income occur on a regular basis as we perform services, achieve billing criteria, send invoices to clients and collect outstanding accounts receivable. This activity varies by individual client and contract. We attempt to negotiate payment terms that provide for payment of services prior to or soon after the provision of services, but the levels of unbilled services and unearned revenue can vary significantly from period to period.

In the first six months of 2011, our investing activities provided $33.5 million in cash. We used cash of $48.1 million for capital expenditures, $6.3 million for advances to a related party and $4.3 million to purchase investments. These amounts were offset by maturity and sale of investments of $91.7 million. Our capital expenditures in the first six months of 2011 primarily consisted of $19.0 million for additional scientific equipment for our laboratory units, $17.3 million for various facility improvements and furnishings and $11.9 million for computer software and hardware.

In the first six months of 2011, our financing activities used $215.0 million of cash. In the first six months of 2011, we paid $200.0 million to repurchase common stock and $35.7 million of dividends to shareholders, which were partially offset by proceeds of $20.0 million from stock option exercises and purchases under our employee stock purchase plan.

The following table sets forth amounts from our consolidated condensed balance sheet affecting our working capital, along with the dollar amount of the change from December 31, 2010 to June 30, 2011.

	December 31,	June 30,
(in thousands)	2010	2011	$ Inc (Dec)
Current assets:
Cash and cash equivalents	$479,574	$370,864	$(108,710)
Short-term investments	79,976	-	(79,976)
Accounts receivable and unbilled services, net	435,876	502,885	67,009
Income tax receivable	12,327	19,824	7,497
Investigator advances	16,032	13,971	(2,061)
Prepaid expenses	24,535	30,409	5,874
Deferred tax assets	30,910	31,983	1,073
Cash held in escrow	10,304	2,288	(8,016)
Other current assets	44,172	24,205	(19,967)

Total current assets	$1,133,706	$996,429	$(137,277)

Current liabilities:
Accounts payable	$29,858	$32,722	$2,864
Payables to investigators	56,612	60,879	4,267
Accrued income taxes	1,918	12,599	10,681
Other accrued expenses	208,128	191,161	(16,967)
Unearned income	317,191	335,454	18,263

Total current liabilities	$613,707	$632,815	$19,108

Working capital	$519,999	$363,614	$(156,385)

Working capital as of June 30, 2011 was $363.6 million, compared to $520.0 million at December 31, 2010. The decrease in working capital was due primarily to a decrease in cash and cash equivalents and short-term investments of $108.7 million and $80.0 million, respectively, related to the repurchase of additional shares of our common stock, a decrease in other assets of $20.0 million, an increase in unearned income of $18.3 million and an increase in accrued income taxes of $10.7 million, partially offset by an increase in accounts receivable and unbilled services, net of $67.0 million and a decrease in other accrued expenses of $17.0 million.

For the six months ended June 30, 2011, DSO was 26 days, compared to 22 days for the year ended December 31, 2010. We calculate DSO by dividing accounts receivable and unbilled services less unearned income by average daily gross revenue for the applicable period. DSO will continue to fluctuate in the future depending on contract terms, the mix of contracts performed within a period, the levels of investigator advances and unearned income, and our success in collecting receivables.

In April 2011, we entered into a $50.0 million revolving line of credit facility with Barclays Bank PLC. The facility has a term of one-year and we can use borrowings for general corporate purposes. The credit facility contains customary affirmative, negative and financial covenants for financings of this size and kind. Outstanding borrowings under the credit facility bear interest at an annual fluctuating rate tied to certain financial indices plus an agreed upon margin. The credit facility is currently scheduled to expire in April 2012, at which time any outstanding balance will be due. As of June 30, 2011, no borrowings were outstanding under this credit facility.

The annual cash dividend policy and the payment of future quarterly cash dividends under that policy are not guaranteed and are subject to the discretion of and continuing determination by our board of directors that the policy remains in the best interests of our shareholders and in compliance with applicable laws and agreements.

In February 2008, our Board of Directors approved a stock repurchase program authorizing us to repurchase up to $350.0 million of its common stock from time to time. In February 2011, we entered into an accelerated share repurchase, or ASR, arrangement with Barclays Capital Inc. under which we used $200.0 million of the remaining amount to repurchase additional shares of our common stock. During the first quarter of 2011, we repurchased approximately 6.5 million shares of our common stock under this arrangement for an aggregate purchase price of approximately $200.0 million.

The agreement with Barclays for the ASR includes a forward sale contract settlement date in December 2011 but it could be settled prior to that date. Under the terms of the forward sale contract, Barclays is required to purchase, in the open market, $200.0 million of shares of our common stock during the term of the contract to fulfill its obligation related to the shares it borrowed from third parties and sold to us. At settlement, we, at our option, are required to either pay cash or issue registered or unregistered shares of our common stock to Barclays if Barclays’s volume weighted-average purchase price of open market purchases is higher than the average price of the 6.5 million shares purchased by us from Barclays, such average price is referred to as the hedge price. If Barclays’ volume weighted-average price is lower than the hedge price, Barclays is required to pay us either cash or additional shares of our common stock, at our option.

As of June 30, 2011, $60.7 million remained available for stock repurchases authorized by the Board of Directors. The manner of purchases, the amount we spend and the number of shares repurchased will vary based on a variety of factors, including the status of the Barclays ASR program, the stock price and blackout periods in which we are restricted from repurchasing shares.

In 2009, we committed to invest up to $102.7 million in Celtic Therapeutics Holdings L.P., or Celtic, as a limited partner. Celtic is an investment partnership organized for the purpose of identifying, acquiring and investing in a diversified portfolio of novel therapeutic product candidates, with a focus on mid-stage compounds that have progressed through human proof of concept studies that are targeted to address unmet medical needs. As of June 30, 2011, we had a remaining commitment of $60.0 million which we expect to fund over a period of up to four years and had an investment balance of $51.9 million.

In April 2011, we committed to invest up to $50.0 million in venBio Global Strategic Fund, L.P., or venBio, as a limited partner over the next five years. venBio invests in early stage life sciences companies. We account for this investment under the equity method of accounting because we are a limited partner and the general partner has all decision-making authority relating to investment decisions and fund operations. As such, we are deemed to lack the control of the entity required for consolidation. As of June 30, 2011, we had a remaining commitment of $49.8 million.

As of June 30, 2011, the Company had additional commitments to invest up to an aggregate additional $9.3 million in several venture capital funds and $0.8 million in other cost method investments. For further details, see Note 3.

In 2010, we entered into a non-revolving line of credit agreement to loan Celtic Pharma Development Services Bermuda Ltd., a subsidiary of Celtic Pharmaceutical Holdings L.P., up to $18.0 million to finance trade payables in connection with a specified drug candidate. Celtic Pharma Development Services Bermuda Ltd. has appointed us to conduct certain clinical studies on the drug candidate. Principal and interest are due and payable no later than June 30, 2013 and are secured by a guarantee of an affiliate of the borrower. As of June 30, 2011, we had advanced $15.5 million to the borrower.

As of June 30, 2011, our total gross unrecognized tax benefits were $28.2 million, of which $16.1 million, if recognized, would reduce our effective tax rate. We believe that it is reasonably possible that the total amount of unrecognized tax benefits could decrease by up to $4.8 million within the next twelve months due to the settlement of audits and the expiration of the statutes of limitations.

Our policy for recording interest and penalties associated with tax audits is to record them as a component of provision for income taxes. As of June 30, 2011, we accrued $5.0 million of interest and $0.9 million of penalties with respect to uncertain tax positions. To the extent interest and penalties are not assessed with respect to uncertain tax positions, we will reduce amounts accrued and reflect them as a reduction of the overall income tax provision.

We are subject to examination for the tax years between 2007 and 2011 in our primary tax jurisdictions and several of our foreign and state income tax returns are under examination by taxing authorities. We do not believe that the outcome of any examination will have a material impact on our financial condition or results of operations.

Under most of our agreements for services, we typically agree to indemnify and defend the sponsor against third-party claims based on our negligence or willful misconduct. Any successful claims could have a material adverse effect on our financial condition and results of operations.

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

Off-Balance Sheet Arrangements

From time to time, we cause letters of credit to be issued to provide credit support for guarantees, contractual commitments and insurance policies. The fair values of the letters of credit reflect the amount of the underlying obligation and are subject to fees competitively determined in the marketplace. As of June 30, 2011, we had four letters of credit outstanding for a total of $1.8 million. We have no other off-balance sheet arrangements except for operating leases entered into in the normal course of business.

Contractual Obligations

There have been no significant changes to the Contractual Obligation table included in our Annual Report on Form 10-K for the year ended December 31, 2010.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America, or U.S. GAAP, requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. We discussed those estimates that we believe are critical and require the use of complex judgment in their application in our Annual Report on Form 10-K for the year ended December 31, 2010. Other than the adoption of the new accounting standard related to accounting for revenue arrangements with multiple deliverables and milestone payments, which requires additional disclosures, there were no material changes to our critical accounting policies and estimates in the first six months of 2011. For detailed information on our critical accounting policies and estimates, see our Annual Report on Form 10-K for the year ended December 31, 2010.

Recently Issued Accounting Standards

In May 2011, the Financial Account Standards Board, or FASB, issued updated fair value measurement and disclosure guidance that clarifies how to measure fair value and requires additional disclosures regarding Level 3 fair value measurements, as well as any transfers between Level 1 and Level 2 fair value measurements. The updated accounting guidance is effective for fiscal years and interim periods beginning on or after December 15, 2011 on a prospective basis. We are currently evaluating the impact of adopting the updated fair value guidance, and we do not expect the adoption to have a material impact on our consolidated condensed financial statements.

In June 2011, the FASB amended the manner in which an entity presents the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single, continuous statement of comprehensive income or in two separate but consecutive statements. The amendment eliminates the option to present the components of other comprehensive income as part of the statement of equity. The amendment is effective for fiscal years and interim periods beginning on or after December 15, 2011 on a retrospective basis. The adoption of this guidance will not change the previously reported amounts of comprehensive income but will change our presentation of comprehensive income in the consolidated condensed financial statements for the period ending March 31, 2012.

Recently Adopted Accounting Standards

In October 2009, the FASB issued a new accounting standard related to accounting for revenue arrangements with multiple deliverables. This standard applies to all deliverables in contractual arrangements in all industries in which the vendor will perform multiple revenue-generating activities. This standard also addresses the unit of accounting for an arrangement involving multiple deliverables and how arrangement consideration should be allocated. This standard was effective on January 1, 2011 on a prospective basis. The adoption of this standard did not have a material impact on our consolidated condensed financial statements, other than requiring additional disclosures.

In March 2010, the FASB issued a new accounting standard, the objective of which is to establish a revenue recognition model for contingent consideration that is payable upon the achievement of an uncertain future event, referred to as a milestone. This standard applies to milestones in single or multiple-deliverable arrangements involving research and development transactions and was effective on January 1, 2011 on a prospective basis. The adoption of this standard did not have a material impact on our consolidated condensed financial statements, other than requiring additional disclosures.

In April 2011, the FASB issued an accounting standard update clarifying the guidance as to whether a restructuring of accounts receivable constitutes a troubled debt restructuring. The guidance applies to modifications of receivables when a debtor is experiencing financial difficulties. The updated guidance was effective on July 1, 2011 on a retrospective basis to January 1, 2011. The adoption of this standard did not have a material impact on our consolidated condensed financial statements as we did not modify any of our receivables.

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

Fluctuations in quarterly results, actual or anticipated changes in our dividend policy or stock repurchase plan or other factors, including recent general economic and financial market conditions, could affect the market price of our common stock. These factors include ones beyond our control, such as announcements by competitors, stock market speculation about us, changes in revenue and earnings estimates by analysts, market conditions in our industry, disclosures by product development partners and actions by regulatory authorities with respect to potential drug candidates, changes in pharmaceutical, biotechnology and medical device industries and the government sponsored clinical research sector and general economic conditions. Any effect on our common stock could be unrelated to our longer-term operating performance. For further details, see “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2010.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to foreign currency risk by virtue of our international operations. We derived 42.5% and 45.3% of our net revenue for the three months ended June 30, 2010 and 2011, respectively, from operations outside the United States. We generally reinvest funds generated by each subsidiary in the country where they are earned. Accordingly, we are exposed to adverse movements in foreign currencies, predominately in the pound sterling, euro, Brazilian real and Argentina peso.

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

We also have currency risk resulting from the passage of time between the recognition of revenue, invoicing of clients under contracts and the collection of client payments against those invoices. If a contract is denominated in a currency other than the subsidiary’s local currency, we recognize an unbilled receivable at the time of revenue recognition and a receivable at the time of invoicing for the local currency equivalent of the foreign currency invoice amount. Changes in exchange rates from the time we recognize revenue until the time the client pays will result in our receiving either more or less in local currency than the amount that was originally invoiced. We recognize this difference as a foreign currency transaction gain or loss, as applicable, and report it in other income, net. If the exchange rate on accounts receivable balances denominated in pounds sterling and euros had increased by 10%, our foreign currency transaction loss would have increased by $4.0 million at June 30, 2011.

Our strategy for managing foreign currency risk relies primarily on receiving payment in the same currency used to pay expenses and other non-derivative hedging strategies. From time to time, we also enter into foreign currency hedging activities in an effort to manage our potential foreign exchange exposure. If the U.S. dollar had weakened an additional 10% relative to the pound sterling, euro, Brazilian real and Argentina peso in the second quarter of 2011, income from continuing operations, including the impact of hedging, would have been approximately $1.3 million lower for the quarter based on revenues and the costs related to our foreign operations. From time to time, we also enter into foreign currency hedging activities in an effort to manage our potential foreign exchange exposure. We have entered into hedges designed to cover a significant portion of our foreign currency exposure for 2011.

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

We are exposed to changes in interest rates on our cash, cash equivalents, investments and advances to and lines of credit with related parties. We invest our cash and investments in financial instruments with interest rates based on market conditions. If the interest rates on cash, cash equivalents and investments decreased by 10%, our interest income would have decreased by approximately $0.1 million in the second quarter of 2011.

We are also exposed to market risk related to our investments in auction rate securities. For further details, see “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” on our Form 10-K.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) are designed only to provide reasonable assurance that information to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer, namely our Executive Chairman, and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b). Based upon that evaluation, our principal executive officer, namely our Executive Chairman, and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report to provide the reasonable assurance discussed above.

Internal Control Over Financial Reporting

No change to our internal control over financial reporting occurred during the second quarter of 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

As of December 31, 2010, $260.7 million remained available under the stock repurchase program. In February 2011, the Company entered into an accelerated share arrangement with Barclays Capital Inc., as agent for Barclays Bank PLC, pursuant to which the Company paid $200.0 million from cash on hand to Barclays to repurchase outstanding shares of the Company’s common stock. The cost of shares purchased through the accelerated share repurchase transaction is subject to adjustment upon final settlement. The Company did not repurchase any of its common stock during the three months ended June 30, 2011. The approximate value of shares that may yet be purchased under the plan or program is $60.7 million as of June 30, 2011.

Item 6. Exhibits

(a)	Exhibits

31.1	Certification of the Executive Chairman pursuant to Rule 13a-14(a)

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 – Executive Chairman

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 – Chief Financial Officer

101	Financials provided in XBRL format

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC.
(Registrant)

By	/s/ Fredric N. Eshelman
Executive Chairman
(Principal Executive Officer)

By	/s/ Daniel G. Darazsdi
Chief Financial Officer
(Principal Financial Officer)

By	/s/ Peter Wilkinson
Chief Accounting Officer
(Principal Accounting Officer)

Date: August 4, 2011