Form 10-Q
period 2011-09-30
PHARMACEUTICAL PRODUCT DEVELOPMENT INC
filed 2011-11-02
CIK 1003124

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2011.

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 113,685,115 shares of common stock, par value $0.05 per share, as of October 26, 2011.

Part I. FINANCIAL INFORMATION

Item 1.	Financial Statements

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF INCOME

(in thousands, except per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2011	2010	2011
Net revenue:
Service revenue	$339,390	$382,873	$1,005,006	$1,115,237
Reimbursed revenue	25,985	32,522	77,054	91,063

Total net revenue	365,375	415,395	1,082,060	1,206,300

Direct costs	189,979	223,507	564,948	651,720
Research and development expenses	470	2,069	15,253	6,081
Selling, general and administrative expenses	102,365	107,579	327,381	322,981
Depreciation and amortization	15,726	16,821	49,877	50,504

Total operating expenses	308,540	349,976	957,459	1,031,286

Operating income	56,835	65,419	124,601	175,014
(Loss) income from equity method investment	(4,562)	1,915	(8,351)	15,103
Gain (loss) on investments	—	(17,703)	2,541	(18,808)
Other income (expense), net	877	1,069	2,358	1,129

Income from continuing operations before provision for income taxes	53,150	50,700	121,149	172,438
Provision for income taxes	15,148	15,083	41,303	54,039

Income from continuing operations	38,002	35,617	79,846	118,399
Loss from discontinued operations, net of income taxes	—	—	(3,662)	—

Net income	38,002	35,617	76,184	118,399
Net (income) loss attributable to noncontrolling interests	—	(181)	—	1,157

Net income attributable to shareholders	$38,002	$35,436	$76,184	$119,556

Income per common share from continuing operations:
Basic	$0.32	$0.31	$0.67	$1.04

Diluted	$0.32	$0.31	$0.67	$1.03

Basic and diluted loss per common share from discontinued operations	$—	$—	$(0.03)	$—

Net income per common share
Basic	$0.32	$0.31	$0.64	$1.04

Diluted	$0.32	$0.31	$0.64	$1.03

Dividends declared per common share	$0.15	$0.15	$0.45	$0.45

Weighted-average number of common shares outstanding:
Basic	118,814	113,891	118,607	114,708
Dilutive effect of stock options and restricted stock	991	1,298	964	1,320

Diluted	119,805	115,189	119,571	116,028

The accompanying notes are an integral part of these consolidated condensed financial statements.

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

(in thousands)

(unaudited)

	December 31, 2010	September 30, 2011
Assets
Current assets:
Cash and cash equivalents	$479,574	$416,746
Short-term investments	79,976	63,580
Accounts receivable and unbilled services, net	435,876	505,007
Income tax receivable	12,327	17,469
Investigator advances	16,032	13,008
Prepaid expenses	24,535	25,699
Deferred tax assets	30,910	41,334
Cash held in escrow	10,304	2,288
Other current assets	44,172	17,979

Total current assets	1,133,706	1,103,110

Property and equipment, net	385,863	404,369
Goodwill	291,217	292,914
Long-term investments	78,747	—
Other investments	47,833	77,577
Intangible assets	31,444	28,207
Other assets	23,236	44,765

Total assets	$1,992,046	$1,950,942

Liabilities and Equity
Current liabilities:
Accounts payable	$29,858	$37,726
Payables to investigators	56,612	65,468
Accrued income taxes	1,918	6,064
Other accrued expenses	208,128	204,936
Unearned income	317,191	337,086

Total current liabilities	613,707	651,280

Accrued income taxes	32,924	34,924
Accrued pension liability	10,989	11,858
Deferred rent	16,411	15,285
Deferred tax liabilities	16,552	28,782
Other liabilities	10,796	8,118

Total liabilities	701,379	750,247

Redeemable noncontrolling interests	1,657	2,125

Total equity:
Shareholders’ equity:
Common stock	5,952	5,680
Paid-in capital	609,281	619,756
Retained earnings	682,160	583,411
Accumulated other comprehensive loss	(17,140)	(17,593)

Total shareholders’ equity	1,280,253	1,191,254
Noncontrolling interests	8,757	7,316

Total equity	1,289,010	1,198,570

Total liabilities and equity	$1,992,046	$1,950,942

The accompanying notes are an integral part of these consolidated condensed financial statements.

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2010	2011
Cash flows from operating activities:
Net income	$76,184	$118,399
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	49,791	50,504
Equity compensation expense	13,728	15,332
Loss (income) from equity investment, net of taxes	5,403	(9,712)
Provision (benefit) for deferred income taxes	221	(4,878)
Impairment of investments	—	18,627
Net (gain) loss on sale of investments	(3,291)	425
Other	2,382	(1,162)
Net change in operating assets and liabilities	24,953	(36,793)

Net cash provided by operating activities	169,371	150,742

Cash flows from investing activities:
Purchases of property and equipment	(41,295)	(61,703)
Proceeds from sale of property and equipment	98	67
Proceeds from sale of business	3,464	—
Purchases of investments	(46,590)	(1,527)
Maturities and sales of investments	109,294	91,801
Purchases of other investments	(7,893)	(8,017)
Proceeds from sale of other investments	3,339	539
Net cash paid for acquisitions	(10,169)	(7,936)
Changes in restricted cash	3,000	7,936
Advances to related party	(7,700)	(7,550)

Net cash provided by investing activities	5,548	13,610

Cash flows from financing activities:
Proceeds from exercise of stock options and employee stock purchase plan	11,387	31,477
Income tax benefit from exercise of stock options and disqualifying dispositions of stock	197	1,236
Cash and cash equivalents contributed to Furiex Pharmaceuticals, Inc.	(100,000)	—
Repurchase of common stock	—	(200,000)
Cash dividends paid	(53,423)	(52,821)

Net cash used in financing activities	(141,839)	(220,108)

Effect of exchange rate changes on cash and cash equivalents	(1,541)	(7,072)

Net increase (decrease) in cash and cash equivalents	31,539	(62,828)
Cash and cash equivalents, beginning of the period	408,903	479,574

Cash and cash equivalents, end of the period	$440,442	$416,746

The accompanying notes are an integral part of these consolidated condensed financial statements.

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(numbers in tables in thousands)

(unaudited)

1.	Significant Accounting Policies

The significant accounting policies followed by Pharmaceutical Product Development, Inc. and its subsidiaries (collectively, the “Company”) for interim financial reporting are consistent with the accounting policies followed for annual financial reporting. The Company prepared these unaudited consolidated condensed financial statements in accordance with Rule 10-01 of Regulation S-X and, in management’s opinion, has included all adjustments of a normal recurring nature necessary for a fair presentation. The accompanying consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. The results of operations for the three-month and nine-month periods ended September 30, 2011 are not necessarily indicative of the results to be expected for the full year or any other period. The amounts in the December 31, 2010 consolidated condensed balance sheet are derived from the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

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

In connection with the formation of the Company’s subsidiary BioDuro Biologics Pte. Ltd., or BioDuro Biologics, the Company has contractual rights and restrictions related to certain activities of MAB Discovery GmbH, or MAB, a variable interest entity that provides services to BioDuro Biologics. The Company determined that it has a controlling financial interest in MAB because it directs the most significant activities that impact MAB’s economic performance and has an obligation to absorb certain losses that could potentially be significant to MAB. As a result, the Company consolidates the financial results of MAB into its financial statements. MAB creditors have no recourse against the Company in the event of a default by MAB. As of September 30, 2011, MAB had total assets of $6.1 million and total liabilities of $5.7 million, and the Company had a commitment to provide up to $8.7 million of credit to MAB for purposes of acquiring equipment, of which $3.9 million had been advanced.

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

In September 2011, the FASB issued an accounting standards update that amends the two-step goodwill impairment test by permitting an entity to first assess qualitative factors in determining whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If the entity determines that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step goodwill impairment test is unnecessary. The amendment is effective for fiscal years and interim periods beginning on or after December 15, 2011 on a prospective basis. The Company does not believe the adoption of this guidance will have an impact on its consolidated condensed financial statements.

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

In April 2011, the FASB issued an accounting standard update clarifying the guidance as to whether a restructuring of accounts receivable constitutes a troubled debt restructuring. The guidance applies to modifications of receivables when a debtor is experiencing financial difficulties. The updated guidance was effective on July 1, 2011 on a retrospective basis to January 1, 2011. The adoption of this standard did not have a material impact on the Company’s consolidated condensed financial statements because the Company did not modify any of its receivables.

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

Earnings per share

The Company computes basic income per common share based on the weighted-average number of common shares outstanding during the period. The Company computes diluted income per common share information based on the weighted-average number of common shares outstanding during the period plus the effects of any dilutive common stock equivalents. The Company excluded 7,033,229 shares and 6,651,821 shares from the calculation of diluted earnings per common share during the three months ended September 30, 2010 and 2011, respectively, and 8,644,124 shares and 6,681,751 shares from the calculation of diluted earnings per share during the nine months ended September 30, 2010 and 2011, respectively, because they were antidilutive. The antidilutive shares consist of shares underlying stock options, employee stock purchase plan subscriptions and restricted stock units that were antidilutive for the period.

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

Acquisitions

In October 2010, the Company acquired 64 percent of the outstanding securities of X-Chem, Inc., which is developing proprietary small molecule drug discovery services capabilities, for total consideration of $15.5 million. The Company paid $7.0 million to acquire existing outstanding equity interests and $8.5 million to acquire newly issued shares. The Company recorded the transaction as an acquisition of a controlling interest and consolidates X-Chem’s operating results in the financial statements of the Company. As of the acquisition date, the Company recorded the assets, liabilities and noncontrolling interests at fair value, including accounts receivable, net of $0.6 million. The Company estimated the fair value of the noncontrolling interests in X-Chem by applying the income approach using discounted cash flows. The fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement. At any time prior to October 31, 2014, the Company has the option to purchase the remaining 36 percent of X-Chem at an entity valuation of $70.0 million. If the Company does not exercise its option, the noncontrolling interest holders will have the right to purchase the Company’s ownership interests at an entity valuation of $20.0 million between November 1, 2015 and November 30, 2015. X-Chem is required to declare and pay dividends in the future based on a formula agreed to by the Company and the noncontrolling interest holders. As of September 30, 2011, the Company had paid $4.5 million of the total $7.0 million purchase price to acquire outstanding equity interests. The Company deposited the remaining $2.5 million of the purchase price into an escrow account to secure indemnification claims and the payment of other obligations. As of September 30, 2011, the Company recorded a liability to pay the escrowed funds, which are scheduled to be released in April 2013, as a component of other liabilities. Through the acquisition, the Company expanded its drug discovery services capabilities. This acquisition is included in the Company’s Laboratory Services segment.

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

The purchase price allocation of X-Chem was completed as of September 30, 2011. Pro forma results of operations prior to the date of acquisition have not been presented because those results are not materially different from the actual results presented.

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(numbers in tables in thousands)

(unaudited)

2.	Acquisitions and Dispositions

As of September 30, 2011, the Company held $6.5 million in escrow relating to payments to be made for previous acquisitions, of which $2.3 million is reflected as cash held in escrow and $4.2 million is reflected as a component of other assets in the accompanying consolidated condensed balance sheet. These escrows secure the indemnification obligations contained in the definitive agreements governing these transactions. The Company recorded $6.5 million in liabilities related to these acquisitions of which $2.3 million is recorded as a component of other accrued expenses and $4.2 million is recorded as a component of other liabilities. The Company classified these balances as current or long-term based on the expected date of the release of the funds.

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

The results of PPD Dermatology are reported as discontinued operations within the consolidated condensed statements of income as set forth in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2011	2010	2011
Loss from discontinued operations	$—	$—	$(4,444)	$—
Benefit for income taxes	—	—	782	—
Loss from discontinued operations, net of income taxes	—	—	(3,662)	—

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

(numbers in tables in thousands)

(unaudited)

3.	Cash and Cash Equivalents, Short-term Investments, Long-term Investments and Other Investments

Cash and cash equivalents, short-term investments, long-term investments and other investments were composed of the following as of the dates set forth below:

	Cash and Cash Equivalents	Short-term Investments	Long-term Investments	Other Investments	Unrealized Gains	Unrealized Losses
As of December 31, 2010
Cash	$246,843
Money market funds	232,731
Auction rate securities			$78,747			$14,203
Municipal debt securities		$32,707			$122	24
Corporate debt securities – FDIC insured		9,160			105	1
Treasury securities		38,109			118	2

Equity method investment:
Celtic Therapeutics Holdings, L.P.				$30,724

Cost method investments:
Bay City Capital Funds				7,069
A.M. Pappas Funds				3,486
Liquidia Technologies, Inc.				5,000
Other investments				1,554

Total	$479,574	$79,976	$78,747	$47,833	$345	$14,230

As of September 30, 2011
Cash	$197,077
Money market funds	210,759
Certificates of deposit	8,910
Auction rate securities		$50,374
Asset-backed securities		13,206

Equity method investments:
Celtic Therapeutics Holdings, L.P.				$58,347
venBio Global Strategic Fund, L.P.				200

Cost method investments:
Bay City Capital Funds				8,751
A.M. Pappas Funds				3,546
Liquidia Technologies, Inc.				5,000
Other investments				1,733

Total	$416,746	$63,580	$—	$77,577	$—	$—

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(numbers in tables in thousands)

(unaudited)

3.	Cash and Cash Equivalents, Short-term Investments, Long-term Investments and Other Investments

For the three and nine months ended September 30, 2010 and 2011, the Company had the following gross realized gains and losses on investments:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2011	2010	2011
Gross realized gains on short-term investments	$—	$—	$4	$422
Gross realized gains on cost method investments	—	—	3,340	244
Gross realized losses on short-term investments	—	—	53	5
Gross realized losses on long-term investments	—	—	—	842
Gross realized losses on cost method investments	—	—	750	924

Short-term and long-term investments

The Company classifies its short-term and long-term investments as available-for-sale securities. The Company determines realized and unrealized gains and losses on short-term and long-term investments on a specific identification basis.

At December 31, 2010, the Company held $78.7 million, net of unrealized losses of $14.2 million, in auction rate securities. The Company classified these securities as long-term investments. The Company concluded that the unrealized losses were temporary because of its ability and intent to hold the auction rate securities until the fair value recovered. In May 2011, the Company converted $14.2 million par value of its government-guaranteed student loan auction rate securities to $14.2 million par value of government-guaranteed student loan asset-backed securities from the same issuer. As a result of the pending Merger Agreement more fully described in Note 16, which requires the Company, at the request of Jaguar Holdings, LLC, or Parent, to sell all or part of the asset-backed and auction rate securities at a price equal or greater than the price proposed by the Parent, the Company classified all of these securities as short-term investments and recorded them at an estimated fair value as of September 30, 2011. Amounts ultimately received upon sale could vary from their estimated fair value; however, the Company does not believe the difference between the estimated fair value and the amounts ultimately received upon sale will be material. In addition, the Company concluded that the previously unrealized losses were other-than-temporary because the Company no longer had the intent to hold these securities until maturity or until their face value recovered. As a result, for the three and nine months ended September 30, 2011, the Company recognized other-than-temporary impairment losses of $17.7 million.

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(numbers in tables in thousands)

(unaudited)

3.	Cash and Cash Equivalents, Short-term Investments, Long-term Investments and Other Investments

Equity method investment

In 2009, the Company committed to invest up to $102.7 million in Celtic Therapeutics Holdings, L.P., or Celtic, as a limited partner. Celtic is an investment partnership organized for the purpose of identifying, acquiring and investing in a diversified portfolio of novel therapeutic product candidates, with a focus on mid-stage compounds that have progressed through human proof of concept studies and that are targeted to address unmet medical needs. As of September 30, 2011, the Company owned 49.6% of the outstanding partnership interests of Celtic. The Company accounts for this investment under the equity method of accounting because the Company is a limited partner and the general partner has all decision-making authority relating to investment decisions and fund operations. As such, the Company is deemed to lack the control of the entity required for consolidation. As of September 30, 2011, the Company had a remaining commitment of $55.0 million, which it expects to fund over a period of up to four years. During 2010, the Company loaned Celtic $10.0 million, of which $2.0 million was repaid in 2010 and the remaining $8.0 million was converted to additional equity in connection with the settlement of a $10.0 million capital call during the first quarter of 2011. For the three months ended September 30, 2010 and 2011, the Company recognized a loss of $4.6 million and income of $1.9 million, respectively, based on the allocation of profits and losses to the partners’ capital accounts. For the nine months ended September 30, 2010 and 2011, the Company recognized a loss of $8.4 million and income of $15.1 million, respectively, based on the allocation of profits or losses to the partners’ capital accounts. As of September 30, 2011, the Company had an investment balance of $58.3 million.

In April 2011, the Company committed to invest up to $50.0 million in venBio Global Strategic Fund, L.P., or venBio, as a limited partner over the next five years. venBio invests in early stage life sciences companies. The Company accounts for this investment under the equity method of accounting because the Company is a limited partner and the general partner has all decision-making authority relating to investment decisions and fund operations. As such, the Company is deemed to lack the control of the entity required for consolidation. As of September 30, 2011, the Company had a remaining commitment of $49.8 million. As of September 30, 2011, the Company had an investment balance of $0.2 million and had an ownership interest in venBio of 28.6%.

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

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(numbers in tables in thousands)

(unaudited)

3.	Cash and Cash Equivalents, Short-term Investments, Long-term Investments and Other Investments

The Company’s capital commitments in these funds as of September 30, 2011 were as follows:

Fund	Ownership	Total Capital Commitment	Remaining Commitment	Commitment Expiration
Bay City Capital Fund IV, L.P.	2.9%	$10,000	$705	September 2010(2)
Bay City Capital Fund V, L.P.	2.0%	10,000	5,552	October 2012
A.M. Pappas Life Science Ventures III, L.P.	4.7%	4,750	594	December 2009(2)
A.M. Pappas Life Science Ventures IV, L.P.	3.0%	2,935	1,702	February 2014
Accelerator III and incubator companies(1)	19.9%	4,802	819	None

(1)	The Company’s percentage ownership of Accelerator III and incubator companies might vary but will not exceed 19.9%.
(2)

The funding commitments to Bay City Capital Fund IV, L.P. and A.M. Pappas Life Science Ventures III, L.P. have expired for new investments. The Company may still be required to fund additional investments in existing fund portfolio companies and the ongoing operations of these funds up to the amount of the remaining capital commitment.

In May 2010, the Company invested $5.0 million for an ownership interest in Liquidia Technologies, Inc. As of September 30, 2011, the Company’s ownership interest in Liquidia was 8.6%.

4.	Accounts Receivable and Unbilled Services

Accounts receivable and unbilled services, net, consisted of the following amounts on the dates set forth below:

	December 31, 2010	September 30, 2011
Billed	$276,240	$320,167
Unbilled	168,037	190,081
Allowance for doubtful accounts	(8,401)	(5,241)

Total accounts receivable and unbilled services, net	$435,876	$505,007

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(numbers in tables in thousands)

(unaudited)

5.	Property and Equipment

Property and equipment, stated at cost, consisted of the following amounts on the dates set forth below:

	December 31, 2010	September 30, 2011
Land	$8,201	$8,201
Buildings and leasehold improvements	274,716	294,944
Fixed assets not placed in service	13,843	10,163
Information technology systems under development	28,808	32,636
Furniture and equipment	234,132	257,312
Computer equipment and software	203,867	222,854

Total property and equipment	763,567	826,110
Less accumulated depreciation	(377,704)	(421,741)

Property and equipment, net	$385,863	$404,369

Depreciation expense was $14.8 million and $15.8 million for the three months ended September 30, 2010 and 2011, respectively, and $47.1 million and $47.5 million for the nine months ended September 30, 2010 and 2011, respectively.

6.	Goodwill and Intangible Assets

Changes in the carrying amount of goodwill for the nine months ended September 30, 2011, by operating segment, were as follows:

	Clinical Development Services
		Laboratory
		Services	Total
Balance as of December 31, 2010	$106,671	$184,546	$291,217
Adjustments to goodwill for prior year acquisitions	—	(825)	(825)
Translation adjustments	543	1,979	2,522

Balance as of September 30, 2011	$107,214	$185,700	$292,914

During 2011, the Company recorded a $0.8 million adjustment to goodwill related to X-Chem resulting from information regarding the valuation estimates that became available after the preliminary purchase price allocation was established.

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(numbers in tables in thousands)

(unaudited)

6.	Goodwill and Intangible Assets

The Company reviews goodwill for impairment annually on October 1st, and more frequently if impairment indicators arise. An impairment indicator represents an event or change in circumstances that would more likely than not reduce the fair value of a goodwill reporting unit below its carrying amount. A significant amount of judgment is involved in determining if an indicator of goodwill impairment has occurred. The Company monitors events and changes in circumstances in between annual testing dates to determine if any events or changes in circumstances indicate impairment. In connection with the most recent annual impairment test on October 1, 2010, the Company reviewed goodwill for impairment and the analysis indicated a significant amount of fair value in excess of carrying value for each goodwill reporting unit. However, the fair value of goodwill could be impacted by future adverse changes such as a significant decline in operating results, a sustained decline in the valuation of pharmaceutical and biotechnology company stocks, including the valuation of the Company’s own common stock, a significant adverse change in legal factors or in the business climate, a further significant slowdown in the worldwide economy or the pharmaceutical and biotechnology industry, or the sustained failure to meet the performance projections included in the forecasts of future operating results for any of the Company’s goodwill reporting units. Any adverse change in these factors could have a significant impact on the recoverability of goodwill, and could have a material impact on the Company’s consolidated condensed financial statements. There were no such indicators of impairment during the first nine months of 2011.

The Company’s amortized intangible assets were composed of the following as of the dates set forth below:

	December 31, 2010			September 30, 2011
	Carrying Amount	Accumulated Amortization	Net	Carrying Amount	Accumulated Amortization	Net
Customer relationships	$17,658	$(2,844)	$14,814	$18,013	$(4,416)	$13,597
Non-compete agreements	2,047	(84)	1,963	1,291	(261)	1,030
Trade name	150	(150)	—	140	(140)	—
Backlog	7,217	(2,770)	4,447	7,342	(3,982)	3,360

Total	$27,072	$(5,848)	$21,224	$26,786	$(8,799)	$17,987

The Company had total non-amortizing intangible assets of $10.2 million as of December 31, 2010 and September 30, 2011. Unamortized intangible assets consist of $8.2 million of in-process research and development and $2.0 million of other intangible asset.

Amortization expense for the three months ended September 30, 2010 and 2011 was $0.9 million and $1.0 million, respectively. Amortization expense for the nine months ended September 30, 2010 and 2011 was $2.8 million and $3.0 million, respectively. As of September 30, 2011, expected amortization expense for each of the next five years is as follows:

2011 (remaining three months)	$977
2012	3,274
2013	3,097
2014	2,344
2015	1,769

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(numbers in tables in thousands)

(unaudited)

7.	Debt Instruments

In April 2011, the Company entered into a $50.0 million revolving line of credit facility with Barclays Bank PLC. The facility has a term of one-year and the Company can use borrowings for general corporate purposes. The credit facility contains affirmative, negative and financial covenants. Outstanding borrowings under the credit facility bear interest at an annual fluctuating rate tied to certain financial indices plus an agreed upon margin. The credit facility is currently scheduled to expire in April 2012, at which time any outstanding balance will be due. As of September 30, 2011, no borrowings were outstanding under this credit facility.

8.	Shareholders’ Equity

Stock options

The Company estimates the fair value of each award on the grant date using the Black-Scholes option-pricing model and recognizes it as expense over the employee’s requisite service period.

During the nine months ended September 30, 2011, the Company granted options to purchase approximately 1,896,000 shares with a weighted-average exercise price of $27.47. This amount includes options to purchase approximately 1,554,500 shares granted in the Company’s annual grant during the first quarter of 2011. All options have an exercise price equal to the fair value of the Company’s common stock on the grant date. The fair value of the Company’s common stock on the grant date is equal to the Nasdaq closing price of the Company’s stock on the date of grant. The weighted-average grant date fair value per share and the aggregate fair value of options granted during the nine months ended September 30, 2010 and 2011 was $5.15 and $6.81 per share, and $16.5 million and $12.9 million, respectively. As of September 30, 2011, the Company had options outstanding to purchase 11.8 million shares of its common stock.

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

During the nine months ended September 30, 2011, the Company awarded approximately 367,000 restricted stock units to employees. This amount includes restricted stock units of approximately 359,000 granted in the Company’s annual grant during the first quarter of 2011. The weighted-average award date fair value per unit and the aggregate fair value of units during the nine months ended September 30, 2011 was $27.31 per share and $10.0 million, respectively. As of September 30, 2011, approximately 355,000 restricted stock units were outstanding.

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(numbers in tables in thousands)

(unaudited)

8.	Shareholders’ Equity

Stock repurchase program

In February 2008, the Company’s Board of Directors approved a stock repurchase program authorizing the Company to repurchase up to $350.0 million of its common stock from time to time. In February 2011, the Company entered into an accelerated share repurchase, or ASR, arrangement with Barclays Capital Inc., or Barclays, under which the Company used $200.0 million of the remaining amount to repurchase additional shares of its common stock. During the first quarter of 2011, the Company repurchased approximately 6.5 million shares of its common stock under this arrangement for an aggregate purchase price of $200.0 million. The agreement with Barclays for the ASR included a forward sale contract settlement date in December 2011, but it could be settled prior to that date. Under the terms of the forward sale contract, Barclays was required to purchase, in the open market, $200.0 million of the Company’s common stock during the term of the contract to fulfill its obligation and cover its position related to 6.5 million shares borrowed from third parties and sold to the Company during the first quarter of 2011 and for any additional shares payable upon settlement. The forward contract was settled in September 2011, and the Company received approximately 503,000 shares.

As of September 30, 2011, $60.7 million remained available for stock repurchases authorized by the Board of Directors. The manner of the purchases, the amount the Company spends and the number of shares repurchased will vary based on a variety of factors, including the stock price and blackout periods in which the Company is restricted from repurchasing shares. The Company’s October 2, 2011 Merger Agreement with Jaguar Holdings (see Note 16) does not allow it to repurchase additional shares.

9.	Comprehensive Income (Loss)

Comprehensive income (loss) consisted of the following amounts on the dates set forth below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2011	2010	2011
Net income, as reported	$38,002	$35,617	$76,184	$118,399
Other comprehensive income (loss):
Cumulative translation adjustment	25,867	(26,530)	(6,585)	(3,015)
Change in fair value of hedging transactions, net of tax (expense) benefit of ($2,240), $2,093, ($784) and $1,059, respectively	5,360	(4,455)	1,376	(2,461)
Reclassification adjustment for hedging results included in direct costs, net of tax benefit of $673, $609, $1,609 and $1,904, respectively	(1,274)	(1,198)	(2,835)	(3,963)
Net unrealized gain (loss) on investments, net of tax benefit (expense) of $73, $1,956, ($1,089) and $1,347, respectively	(131)	(3,598)	2,102	(2,471)
Reclassification to net income of other-than- temporary impairment on investments, net of tax expense of $0, ($6,235), $0 and ($6,245), respectively	—	11,467	—	11,457

Total other comprehensive income (loss)	29,822	(24,314)	(5,942)	(453)

Comprehensive income (loss)	$67,824	$11,303	$70,242	$117,946

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(numbers in tables in thousands)

(unaudited)

9.	Comprehensive Income (Loss)

Accumulated other comprehensive loss consisted of the following amounts on the dates set forth below:

	December 31, 2010	September 30, 2011
Translation adjustment	$28	$(2,987)
Pension liability, net of tax benefit of $4,865	(11,705)	(11,705)
Fair value on hedging transactions, net of tax (expense) benefit of ($1,714) and $1,188, respectively	3,523	(2,901)
Net unrealized losses on investments, net of tax benefit of $4,899 and $0, respectively	(8,986)	—

Total	$(17,140)	$(17,593)

The Company recognized an other-than-temporary impairment on its remaining asset-backed and auction rate securities as of September 30, 2011. As a result, the total accumulated unrealized losses and related tax benefits associated with the investment portfolio were recognized in earnings.

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

The Company recognizes changes in the fair value of the effective portion of foreign exchange derivatives that are designated and qualify as cash flow hedges of forecasted revenue and expense transactions in accumulated other comprehensive income, or OCI. The Company reclassifies these amounts from OCI and recognizes them in earnings when either the forecasted transaction occurs or it becomes probable that the forecasted transaction will not occur. The Company reclassifies OCI associated with hedges of foreign currency revenue into direct costs upon recognition of the forecasted transaction in the statements of income. The Company recognizes the ineffective portion of a derivative instrument in earnings in the current period as a component of other income, and measures it by comparing the fair value of the forward contract to the change in the forward value of the anticipated transaction. Hedging portfolio ineffectiveness during the three months ended September 30, 2010 and 2011 was a gain of $0.3 million and a loss of $0.1 million, respectively. Hedging portfolio ineffectiveness during the nine months ended September 30, 2010 and 2011 was a gain of $0.1 million and $44,000, respectively.

The Company also manages its exposure on receivables and payables denominated in currencies other than the entity’s functional currency through the use of natural hedges and foreign currency options and forwards, if necessary. The Company records foreign currency derivatives at fair value, with fluctuations in the fair value being included in the statements of income as a component of other income. There were two outstanding foreign currency options and forwards related to receivables and payables hedging outstanding as of September 30, 2011. The fair value of the derivative liability and the gains and losses reported in the statements of income were not significant.

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(numbers in tables in thousands)

(unaudited)

10.	Accounting for Derivative Instruments and Hedging Activities

As of September 30, 2011, the Company’s outstanding hedging contracts were scheduled to expire over the next 15 months. The Company expects to reclassify the current loss positions of $2.1 million, net of tax, within the next 12 months from OCI into the statement of income. As of December 31, 2010 and September 30, 2011, the Company’s foreign currency derivative portfolio resulted in the Company recognizing an asset of $6.7 million and $1.3 million, respectively, as a component of other current assets and a liability of $1.4 million and $5.4 million, respectively, as a component of other accrued expenses.

11.	Pension Plan

Net periodic pension costs for the U.K. pension plan included the following components:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2011	2010	2011
Interest cost	$794	$816	$2,357	$2,456
Expected return on plan assets	(619)	(745)	(1,837)	(2,242)
Amortization of losses	265	212	787	639

Net periodic pension cost	$440	$283	$1,307	$853

During the nine months ended September 30, 2011, the Company did not make any contributions to the plan but expects to contribute approximately $3.0 million during the remainder of 2011.

12.	Commitments and Contingencies

From time to time, the Company causes letters of credit to be issued to provide credit support for guarantees, contractual commitments and insurance policies. The fair values of the letters of credit reflect the amount of the underlying obligation and are subject to fees payable to the issuers of the letters of credit competitively determined in the marketplace. As of September 30, 2011, the Company had four letters of credit outstanding for a total of $1.8 million.

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

As of September 30, 2011, the Company had commitments to invest up to an aggregate additional $8.6 million in several venture capital funds, $0.8 million in other cost method investments and $104.8 million in equity method investments. For further details, see Note 3.

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(numbers in tables in thousands)

(unaudited)

12.	Commitments and Contingencies

In 2010, the Company entered into a non-revolving line of credit agreement to loan Celtic Pharma Development Services Bermuda Ltd., a subsidiary of Celtic Pharmaceutical Holdings L.P., up to $18.0 million to finance trade payables in connection with a specified drug candidate. Celtic Pharma Development Services Bermuda Ltd. has appointed the Company to conduct certain clinical studies on the drug candidate. Principal and interest are due and payable no later than June 30, 2013 and are secured by a guarantee of an affiliate of the borrower. As of September 30, 2011, the Company had advanced $16.8 million to the borrower which is recorded as a component of other assets.

In 2010, the Company sold a noncontrolling interest in its BioDuro Biologics Pte. Ltd. subsidiary. During the 183-day period commencing in December 2016, the minority equity holders have the right to require the Company to purchase their noncontrolling interests at fair value.

As of September 30, 2011, the Company’s total gross unrecognized tax benefits were $29.4 million, of which $16.9 million, if recognized, would reduce its effective tax rate. The Company believes that it is reasonably possible that the total amount of unrecognized tax benefits could decrease up to $5.7 million within the next twelve months due to the settlement of audits and the expiration of statutes of limitations.

The Company’s policy for recording interest and penalties associated with tax audits is to record them as a component of provision for income taxes. As of September 30, 2011, the Company accrued $4.1 million of interest and $0.9 million of penalties with respect to uncertain tax positions. To the extent interest and penalties are not assessed with respect to uncertain tax positions, the Company will reduce amounts accrued and reflect them as a reduction of the overall income tax provision.

Under most of its agreements for services, the Company typically agrees to indemnify and defend the sponsor against third-party claims based on the Company’s negligence or willful misconduct. Any successful claims could have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

In the normal course of business, the Company is a party to various claims and legal proceedings. A number of putative shareholder class actions have also been filed against the Company in connection with the merger described in Note 16. The Company records a reserve for pending and threatened litigation matters when an adverse outcome is probable and the amount of the potential liability is reasonably estimable. Although the ultimate outcome of pending and threatened litigation is currently not determinable and litigation costs can be material, management of the Company, after consultation with legal counsel, does not believe that the resolution of these matters will have a material effect upon the Company’s financial condition, results of operations or cash flows.

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(numbers in tables in thousands)

(unaudited)

13.	Fair Value of Financial Instruments

The Company has categorized its assets and liabilities recorded at fair value based upon a fair value hierarchy in accordance with the applicable accounting standards.

The following table presents information about the Company’s assets and liabilities required to be measured at fair value on a recurring basis:

	Level 1	Level 2	Level 3	Total
As of December 31, 2010
Assets
Cash equivalents	$232,731	$—	$—	$232,731
Short-term investments:
Treasury securities	38,109	—	—	38,109
Municipal debt securities	—	32,707	—	32,707
Corporate debt securities	—	9,160	—	9,160
Long-term investments	—	—	78,747	78,747
Equity method investment	—	—	30,724	30,724
Derivative contracts	—	6,668	—	6,668

Total assets	$270,840	$48,535	$109,471	$428,846

Liabilities
Derivative contracts	$—	$1,373	$—	$1,373

Total liabilities	$—	$1,373	$—	$1,373

	Level 1	Level 2	Level 3	Total
As of September 30, 2011
Assets
Cash equivalents	$219,669	$—	$—	$219,669
Short-term investments	—	13,206	50,374	63,580
Equity method investments	—	—	58,547	58,547
Derivative contracts	—	1,331	—	1,331

Total assets	$219,669	$14,537	$108,921	$343,127

Liabilities
Derivative contracts	$—	$5,376	$—	$5,376

Total liabilities	$—	$5,376	$—	$5,376

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(numbers in tables in thousands)

(unaudited)

13.	Fair Value of Financial Instruments

The following table provides a reconciliation of the beginning and ending balances for assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs, or Level 3, for the nine months ended September 30, 2011:

	Short-term Investments	Long-term Investments		Equity Method Investments
Balance as of December 31, 2010	$—		$78,747	$30,724
Adjustment to previously recognized unrealized loss on investments included in other comprehensive income	—		(1,119)	—
Income from equity method investment	—		—	2,549
Additional investment in equity method investment	—		—	8,012
Liquidation of investments	—		(75)

Balance as of March 31, 2011	—		77,553	41,285
Adjustment to previously recognized unrealized loss on investments included in other comprehensive income	—		3,129
Realized loss on investments	—		(842)
Income from equity method investment	—		—	10,639
Additional investment in equity method investments	—		—	200
Liquidation of investments	—		(10,625)
Transfers out of Level 3(1)	—		(13,357)

Balance as of June 30, 2011	—		55,858	52,124
Adjustment to previously recognized unrealized loss on investments included in other comprehensive income	—		12,192
Other-than-temporary impairment on auction rate securities	—		(17,551)
Liquidation of investments	—		(125)
Transfers between long term and short term	50,374		(50,374)
Income from equity method investment	—		—	1,915
Additional investment in equity method investments	—		—	4,508

Balance as of September 30, 2011	$50,374	$		$58,547

(1)	Transferred from Level 3 to Level 2 which has more observable market data due to increased market activity for asset-backed securities.

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

Net revenue and operating income (loss) by business segment were as follows as of the dates set forth below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2011	2010	2011
Net revenue:
Clinical Development Services	$260,345	$292,025	$765,075	$863,230
Laboratory Services	79,045	90,848	231,921	252,007
Discovery Sciences	—	—	8,010	—
Reimbursed revenue	25,985	32,522	77,054	91,063

Total	$365,375	$415,395	$1,082,060	$1,206,300

Operating income (loss):
Clinical Development Services	$43,681	$53,771	$101,830	$148,748
Laboratory Services	13,154	11,648	34,631	26,266
Discovery Sciences	—	—	(11,860)	—

Total	$56,835	$65,419	$124,601	$175,014

15.	Related Party Transactions

As of September 30, 2011, the Company provided services to and owned 49.6% of Celtic Therapeutics Holdings, L.P., or Celtic, which is accounted for under the equity method. During 2010, the Company loaned Celtic $10.0 million, of which $2.0 million was repaid in 2010. During the first quarter of 2011, the outstanding loan was converted to additional equity in connection with the settlement of a $10.0 million capital call. The Company recognized $0.8 million and $1.3 million of net revenue from Celtic for the three months ended September 30, 2010 and 2011, respectively, and $1.3 million and $3.9 million in net revenue from Celtic for the nine months ending September 30, 2010 and 2011, respectively.

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(numbers in tables in thousands)

(unaudited)

16.	Subsequent Event

On October 2, 2011, the Company entered into an Agreement and Plan of Merger, or Merger Agreement, with Jaguar Holdings, LLC, or Parent, and Jaguar Merger Sub, Inc., a wholly-owned subsidiary of Parent, providing for the merger of Merger Sub with and into the Company. At the effective time of the merger, each outstanding share of the Company’s common stock (other than (i) shares owned by Parent, Merger Sub, the Company or any of their respective subsidiaries, (ii) equity awards previously agreed to roll over in the merger and (iii) shares owned by shareholders who have perfected appraisal pursuant to Article 13 of the North Carolina Business Corporation Act) shall be automatically cancelled and converted into the right to receive $33.25 in cash, without interest, on the terms and subject to the conditions set forth in the Merger Agreement. As a result, the Company will become a wholly-owned subsidiary of Parent and the Company’s common stock will cease to be publicly traded. Parent and Merger Sub were formed by affiliates of The Carlyle Group and affiliates of Hellman & Friedman LLC.

The closing of the merger transaction is subject to normal and customary conditions, including approval by the Company’s shareholders. Contingent upon the closing of the merger, the Company will be obligated to pay a financial advisor fee in connection with the merger of approximately $22.5 million. The Company expects the merger to close during the fourth quarter of 2011. However, the Merger Agreement may be terminated and the merger abandoned at any time prior to the effective time of the merger. If the Merger Agreement is terminated, the Company may be obligated to pay a termination fee of $58.1 million or $116.2 million, depending on the basis of the termination.

The Company has been notified of putative shareholder class action lawsuits by persons alleging to be shareholders of the Company, individually and on behalf of all others similarly situated, against the Company, the Sponsors, and each of the directors of the Company, seeking damages in unspecified amounts and injunctive relief. These lawsuits are alleging that the directors breached their fiduciary duties in entering into the Merger Agreement with Sponsors.

Additional similar lawsuits might arise. The Company and its board of directors believe these lawsuits are without merit and intend to vigorously defend them.

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

With 86 offices in 44 countries and more than 11,000 employees worldwide, our global infrastructure enables us to accommodate the multinational drug development needs of our clients. We have provided services to 47 of the top 50 pharmaceutical companies in the world as ranked by 2010 healthcare research and development spending. We also work with leading biotechnology companies and government organizations that sponsor clinical research. We are one of the world’s largest providers of drug development services based on 2010 annual net revenue generated from contract research organizations. For more detailed information on PPD, see our Annual Report on Form 10-K for the year ended December 31, 2010.

Executive Overview

On October 2, 2011, we entered into an Agreement and Plan of Merger, or Merger Agreement, with Jaguar Holdings, LLC, or Parent, and Jaguar Merger Sub, Inc., a wholly-owned subsidiary of Parent, providing for the merger of Merger Sub with and into the Company. At the effective time of the merger, each outstanding share of our common stock (other than (i) shares owned by Parent, Merger Sub, us or any of their respective subsidiaries, (ii) equity awards previously agreed to roll over in the merger and (iii) shares owned by shareholders who have perfected appraisal pursuant to Article 13 of the North Carolina Business Corporation Act) shall be automatically cancelled and converted into the right to receive $33.25 in cash, without interest, on the terms and subject to the conditions set forth in the Merger Agreement. As a result, we will become a wholly-owned subsidiary of Parent and our common stock will cease to be publicly traded. Parent and Merger Sub were formed by affiliates of The Carlyle Group and affiliates of Hellman & Friedman LLC.

The closing of the merger transaction is subject to normal and customary conditions, including approval by our shareholders. We expect the merger to close in the fourth quarter of 2011.

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

We review various metrics to evaluate our financial performance, including period-to-period changes in backlog, new authorizations, cancellation rates, revenue, revenue conversion, margins and earnings. In the third quarter of 2011, we had net authorizations, defined as new authorizations less cancellations and adjustments, of $542.2 million, a 22.4% increase over the same period in 2010. The cancellation rate for the third quarter of 2011 was 6.3% of beginning backlog compared to 6.9% for the same period in 2010. The average length of our contracts in backlog was 34 months as of September 30, 2011 and December 31, 2010. In the third quarter of 2011, revenue conversion, defined as revenue divided by prior periods’ ending backlog, averaged 10.4% compared to 10.5% for the same period in 2010.

Backlog by client type as of September 30, 2011 was 79.0%, pharmaceutical, 15.5% biotech and 5.5% government/other, as compared to 76.8% pharmaceutical, 16.6% biotech and 6.6% government/other as of September 30, 2010. Net revenue by client type for the quarter ended September 30, 2011 was 78.3% pharmaceutical, 16.7% biotech and 5.0% government/other, compared to 77.4% pharmaceutical, 18.7% biotech and 3.9% government/other for the same period in 2010.

For the third quarter of 2011, net revenue contribution by business segment was 76.3% from Clinical Development Services and 23.7% from Laboratory Services, compared to net revenue contribution for the third quarter of 2010 of 76.7% from Clinical Development Services and 23.3% from Laboratory Services. Our top therapeutic areas by net revenue for the quarter ended September 30, 2011 were oncology, infectious diseases, circulatory/cardiovascular, endocrine/metabolic and central nervous system. For a detailed discussion of our revenue, margins, earnings and other financial results for the third quarter of 2011, see “Results of Operations – Three Months Ended September 30, 2010 versus Three Months Ended September 30, 2011” below.

Our operating margin increased to 15.8% in the third quarter of 2011 from 15.6% in the third quarter of 2010. Our Clinical Development Services segment operating margin increased sequentially to 18.4% from 16.6% in the second quarter of 2011 and our Laboratory Services segment operating margin increased sequentially to 12.8% from 10.2% in the second quarter of 2011. Continued investment to support anticipated future growth of our drug discovery services business, BioDuro, and lower than expected net revenue in our Vaccine and Biologics unit continued to pressure the Laboratory Services segment gross and operating margins in the third quarter of 2011. We expect our Laboratory Services segment operating margin to continue to increase during the remainder of the year, driven by net revenue growth and operating efficiency.

Capital expenditures for the three months ended September 30, 2011 totaled $13.6 million. These capital expenditures were primarily for scientific equipment for our laboratory units and computer software and hardware. We made these investments to support growth in our businesses and to improve the efficiencies of our operations.

As of September 30, 2011, we had $480.3 million of cash, cash equivalents and short-term investments. In the third quarter of 2011, we generated $91.1 million in cash from operations. The number of days’ revenue outstanding in accounts receivable and unbilled services, net of unearned income, also known as DSO, was 27 days for the nine months ended September 30, 2011, compared to 22 days for the year ended December 31, 2010. We plan to continue to monitor DSO and the various factors that affect it. However, we expect DSO will continue to fluctuate in the future depending on contract terms, the mix of contracts performed and our success in collecting receivables.

New Business Authorizations and Backlog

We add new business authorizations, which are sales of our services, to backlog when we enter into a contract or letter of intent or receive a verbal commitment. Authorizations have and will continue to vary significantly from quarter to quarter and contracts generally have terms ranging from several months to several years. We recognize revenue on these authorizations as services are performed. Our new authorizations for the three months ended September 30, 2010 and 2011 were $663.8 million and $775.9 million, respectively.

The dollar amount of our backlog consists of anticipated future net revenue from contracts, letters of intent and verbal commitments we consider highly reliable, that either have not started but are anticipated to begin in the future, or are in process and have not been completed. As of September 30, 2011, the remaining duration of the contracts in our backlog ranged from one to 173 months, with a weighted-average duration of 34 months. The weighted-average duration of the contracts in our backlog will fluctuate from period to period in the future based on the contracts constituting our backlog at any given time. The dollar amount of our backlog excludes net revenue that has been recognized previously in our statements of income and is adjusted each quarter for foreign currency fluctuations. Our backlog as of September 30, 2010 and 2011 was $3.4 billion and $3.8 billion, respectively. For various reasons discussed in “Item 1. Business – Backlog” of our Form 10-K, our backlog might never be fully recognized as net revenue and is not necessarily a meaningful predictor of future performance.

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

In connection with the management of clinical trials, we pay, on behalf of our clients, fees to investigators and test subjects as well as other out-of-pocket costs for items such as travel, printing, meetings and couriers. Our clients reimburse us for these costs. Amounts paid by us as a principal for out-of-pocket costs are included in direct costs and the reimbursements we receive as a principal are reported as reimbursed revenue. In our statements of income, we combine amounts paid by us as an agent for out-of-pocket costs with the corresponding reimbursements, or revenue, we receive as an agent. During the three months ended September 30, 2010 and 2011, fees paid to investigators and other fees we paid as an agent and the associated reimbursements were approximately $104.9 million and $119.0 million, respectively.

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

Three Months Ended September 30, 2010 versus Three Months Ended September 30, 2011

The following table sets forth amounts from our consolidated condensed financial statements along with the dollar and percentage change for the three months ended September 30, 2010 compared to the three months ended September 30, 2011.

	Three Months Ended September 30,
(in thousands, except per share data)	2010	2011	$ Inc (Dec)	% Inc (Dec)
Net revenue:
Service revenue	$339,390	$382,873	$43,483	12.8%
Reimbursed revenue	25,985	32,522	6,537	25.2

Total net revenue	365,375	415,395	50,020	13.7

Direct costs	189,979	223,507	33,528	17.6
Research and development expenses	470	2,069	1,599	340.2
Selling, general and administrative expenses	102,365	107,579	5,214	5.1
Depreciation and amortization	15,726	16,821	1,095	7.0

Operating income	56,835	65,419	8,584	15.1

(Loss) income from equity method investment	(4,562)	1,915	6,477	142.0
Loss on investments	—	(17,703)	(17,703)	NA
Other income (expense), net	877	1,069	192	21.9

Income from operations before provision for income taxes	53,150	50,700	(2,450)	(4.6)
Provision for income taxes	15,148	15,083	(65)	(0.4)

Net income	38,002	35,617	(2,385)	(6.3)
Net income attributable to noncontrolling interests	—	(181)	(181)	NA

Net income attributable to shareholders	$38,002	$35,436	$(2,566)	(6.8)

Net income per diluted share	$0.32	$0.31	$(0.01)	(3.1)

Total net revenue increased $50.0 million to $415.4 million in the third quarter of 2011. Service revenue was $382.9 million, which accounted for 92.2% of total net revenue for the third quarter of 2011. The $43.5 million increase in service revenue was attributable to a $31.7 million increase in net revenue from our Clinical Development Services segment and an $11.8 million increase in net revenue from our Laboratory Services segment. The increase in net revenue from our Clinical Development Services segment was primarily related to an increase in authorizations over the last several quarters. Converting our third quarter of 2011 net revenue at third quarter of 2010 average foreign exchange rates, our Clinical Development Services segment net revenue would have been $3.6 million lower. The increase in net revenue from our Laboratory Services segment was primarily the result of the strong authorizations in our bioanalytical and cGMP laboratories over the last several quarters.

Direct costs increased $33.5 million to $223.5 million in the third quarter of 2011. The increase was mainly attributable to a $20.4 million increase in direct personnel costs, a $6.5 million increase in reimbursable out-of-pocket expenses, a $2.3 million increase in equipment and supply costs related to our laboratories and a $2.0 million increase in facilities costs. Direct personnel costs increased primarily due to an increase in utilization of resources for projects and additional employees to support revenue growth. Converting our third quarter of 2011 direct costs at third quarter of 2010 average foreign exchange rates, our direct costs would have been $4.2 million lower.

R&D expenses increased $1.6 million to $2.1 million in the third quarter of 2011. The increase in R&D expense was primarily due to increased spending in drug discovery services.

SG&A expenses increased $5.2 million to $107.6 million in the third quarter of 2011. The increase in SG&A expenses was primarily related to a $2.4 million increase in accounting and legal expenses primarily related to costs associated with our pending acquisition by Carlyle and Hellman & Freidman, a $1.3 million increase in other taxes related to foreign revenue, a $1.2 million increase in facilities and information systems costs and a $1.1 million increase in personnel costs. These costs were partially offset by a $1.3 million decrease in bad debt expense due to collections of previously reserved accounts receivables. The increase in personnel costs is the result of normal salary increases, partially offset by the increase in utilization of resources for projects noted above. Converting our third quarter of 2011 SG&A expenses at third quarter of 2010 average foreign exchange rates, our SG&A expenses would have been $2.3 million lower.

Depreciation and amortization expense increased $1.1 million to $16.8 million in the third quarter of 2011 related to property and equipment we acquired to accommodate growth.

(Loss) income from equity investment increased $6.5 million to income of $1.9 million in the third quarter of 2011. During the third quarter of 2011, we recorded a $1.9 million increase in our equity investee, Celtic Therapeutics Holdings, L.P., primarily due to an increase in the fair value of our share of the underlying investments in the fund. This increase was the result of the progress Celtic made on the development of the programs in its portfolio. As a result of the fact that the investments held by Celtic are recorded at fair value, we anticipate the potential for significant volatility in the amount of income or loss from equity method investments in the future.

Loss on investments was $17.7 million in the third quarter of 2011. At September 30, 2011, we classified all of our asset-backed and auction rate securities as short-term investments because of the provision in the Merger Agreement that requires us to sell all or part of these securities. In addition we concluded that the previously unrealized losses were other-than-temporary and recognized other-than-temporary impairment losses during the third quarter of 2011.

Other income (expense), net increased $0.2 million to income of $1.1 million in the third quarter of 2011.

Our provision for income taxes from continuing operations decreased $0.1 million to $15.1 million in the third quarter of 2011. Our effective income tax rate for the third quarter of 2010 and 2011 was 28.5% and 29.8%, respectively. Our effective rate was higher in the third quarter of 2011 primarily due to higher U.S. profitability taxed at a higher effective tax rate as compared to the tax rates applicable to our foreign operations.

Net income attributable to shareholders of $35.4 million in the third quarter of 2011 represents a decrease of 6.8% from $38.0 million in the third quarter of 2010. Net income per diluted share of $0.31 in the third quarter of 2011 represents a 3.1% decrease from $0.32 net income per diluted share in the third quarter of 2010. Net income changed for various reasons as explained above.

Nine Months Ended September 30, 2010 versus Nine Months Ended September 30, 2011

The following table sets forth amounts from our consolidated condensed financial statements along with the dollar and percentage change for the nine months ended September 30, 2010 compared to the nine months ended September 30, 2011.

	Nine Months Ended September 30,
(in thousands, except per share data)	2010	2011	$ Inc (Dec)	% Inc (Dec)
Net revenue:
Service revenue	$1,005,006	$1,115,237	$110,231	11.0%
Reimbursed revenue	77,054	91,063	14,009	18.2

Total net revenue	1,082,060	1,206,300	124,240	11.5

Direct costs	564,948	651,720	86,772	15.4
Research and development expenses	15,253	6,081	(9,172)	(60.1)
Selling, general and administrative expenses	327,381	322,981	(4,400)	(1.3)
Depreciation and amortization	49,877	50,504	627	1.3

Operating income	124,601	175,014	50,413	40.5

(Loss) income from equity method investment	(8,351)	15,103	23,454	280.9
Gain (loss) on investments	2,541	(18,808)	(21,349)	(840.2)
Other income (expense), net	2,358	1,129	(1,229)	(52.1)

Income from continuing operations before provision for income taxes	121,149	172,438	51,289	42.3
Provision for income taxes	41,303	54,039	12,736	30.8

Income from continuing operations	79,846	118,399	38,553	48.3
Loss from discontinued operations, net of income taxes	(3,662)	—	3,662	NA

Net income	76,184	118,399	42,215	55.4
Net loss attributable to noncontrolling interests	—	1,157	1,157	NA

Net income attributable to shareholders	$76,184	$119,556	$43,372	56.9

Income per diluted share from continuing operations	$0.67	$1.03	$0.36	53.7

Loss per diluted share from discontinued operations	$(0.03)	$—	$0.03	NA

Net income per diluted share	$0.64	$1.03	$0.39	60.9

Total net revenue increased $124.2 million to $1.2 billion in the first nine months of 2011. Service revenue was $1.1 billion, which accounted for 92.5% of total net revenue for the first nine months of 2011. The $110.2 million increase in service revenue was attributable to a $98.2 million increase in net revenue from our Clinical Development Services segment and a $20.1 million increase in net revenue from our Laboratory Services segment. The first nine months of 2010 included $8.0 million in net revenue from our Discovery Sciences segment. The increase in net revenue from our Clinical Development Services segment was primarily related to an increase in authorizations over the last several quarters. Converting the first nine months of 2011 net revenue at the first nine months of 2010 average foreign exchange rates, our Clinical Development Services segment net revenue would have been $9.1 million lower. The increase in net revenue from our Laboratory Services segment was primarily the result of the strong authorizations in our bioanalytical and cGMP laboratories over the last several quarters.

Direct costs increased $86.8 million to $651.7 million in the first nine months of 2011. The increase was mainly attributable to a $60.9 million increase in direct personnel costs, a $14.0 million increase in reimbursable out-of-pocket expenses, a $4.1 million increase in supply costs related to our laboratories, a $3.6 million increase in facilities costs and a $2.5 million increase in contract labor and subcontractor costs. These costs were partially offset by a $1.5 million decrease in hedging gains in the first nine months of 2011 compared to the first nine months of 2010. Direct personnel costs increased primarily due to an increase in utilization of resources for projects and additional employees to support revenue growth. Converting the first nine months of 2011 direct costs at the first nine months of 2010 average foreign exchange rates, our direct costs would have been $10.8 million lower.

R&D expenses decreased $9.2 million to $6.1 million in the first nine months of 2011. The decrease in R&D expense was primarily due to the spin-off of the compound partnering business in June 2010, partially offset by increased spending in drug discovery services.

SG&A expenses decreased $4.4 million to $323.0 million in the first nine months of 2011. The decrease in SG&A expenses was primarily related to a $5.9 million decrease in SG&A expenses related to the spin-off of the compound partnering business, a $3.5 million decrease in non-billable travel and training costs and a $1.5 million decrease in bad debt expense due to collections of previously reserved accounts receivables. These costs were partially offset by a $3.0 million increase in personnel costs, a $2.4 million increase in accounting and legal expenses primarily related to costs associated with our pending acquisition by Carlyle and Hellman & Friedman, a $1.7 million increase in recruitment and relocation expense partially related to the recruitment of our new CEO and a $1.4 million increase in other taxes related to foreign revenue. The increase in personnel costs is the result of normal salary increases, partially offset by the increase in utilization of resources for projects noted above. Converting the first nine months of 2011 SG&A expenses at the first nine months of 2010 average foreign exchange rates, our SG&A expenses would have been $7.0 million lower.

Depreciation and amortization expense increased $0.6 million to $50.5 million in the first nine months of 2011 related to property and equipment we acquired to accommodate growth.

(Loss) income from equity investment increased by $23.5 million to income of $15.1 million in the first nine months of 2011. During the first nine months of 2011, we recorded a $15.1 million increase in our equity investee, Celtic Therapeutics Holdings, L.P., primarily due to an increase in the fair value of our share of the underlying investments in the fund. This increase was the result of the progress Celtic made on the development of the programs in its portfolio. As a result of the fact that the investments held by Celtic are recorded at fair value, we anticipate the potential for significant volatility in the amount of income or loss from equity method investments in the future.

Gain (loss) on investments decreased $21.3 million to a loss of $18.8 million due primarily to a $18.6 million investment impairment mainly attributable to our classification of our asset-backed and auction rate securities as short-term investments because of the provision in the Merger Agreement that requires us to sell all or part of these securities, and a $0.3 million net loss on the sale of investments in the first nine months of 2011, compared to a gain of $3.3 million on the sale of investments and a $0.8 million investment impairment in the first nine months of 2010.

Other income (expense), net decreased $1.2 million to income of $1.1 million in the first nine months of 2011. Changes in exchange rates from the time we recognize revenue until the client pays resulted in a net loss of $4.3 million in the first nine months of 2011, up from break even in the first nine months of 2010. This loss was partially offset by a $2.2 million increase in interest income due to higher interest rates earned on higher average cash balances.

Our provision for income taxes from continuing operations increased $12.7 million to $54.0 million in the first nine months of 2011. Our effective income tax rate for the first nine months of 2010 and 2011 was 34.1% and 31.3%. Our effective rate was higher in the first nine months of 2010 primarily due to $3.8 million of tax expense related to a valuation allowance for deferred tax assets for the compound partnering spin-off.

In the first nine months of 2010, we incurred a loss from discontinued operations, net of income taxes of $3.7 million. This loss was attributable to discontinuing the operations of our wholly owned subsidiary PPD Dermatology, Inc.

Net income attributable to shareholders of $119.6 million in the first nine months of 2011 represents an increase of 56.9% from $76.2 million in the first nine months of 2010. Net income per diluted share of $1.03 in the first nine months of 2011 represents a 60.9% increase from $0.64 net income per diluted share in the first nine months of 2010. Net income changed for various reasons as explained above.

Liquidity and Capital Resources

As of September 30, 2011, we had $416.7 million in total cash and cash equivalents and $63.6 million of short-term investments. We invest our cash and cash equivalents in bank deposits and financial instruments that are issued or guaranteed by the U.S. government. Our expected primary cash needs are for capital expenditures, expansion of services, possible acquisitions, investments, geographic expansion, dividends, working capital and other general corporate purposes. We have historically funded our operations, dividends and growth, including acquisitions, primarily with cash flow from operations.

Our cash balances are held in numerous locations throughout the world, most of which are currently outside of the United States. While historically our U.S. cash balances have been a much higher proportion of our total cash balances, the $200.0 million stock repurchase plan executed during the first quarter of 2011 decreased our U.S. cash balances to $119.2 million as of September 30, 2011. We intend to fund our U.S. operations from existing cash, cash flows from operations and if necessary, or appropriate, borrowings under our $50.0 million credit facility with Barclays.

Our investments are subject to general credit, liquidity, market and interest rate risks, which have been exacerbated by unusual events, such as the European sovereign debt crisis and the recent downgrade in the U.S.’s credit rating, which have led to global credit and liquidity issues. Although a downgrade in credit ratings generally is not unprecedented, a downgrade of the U.S. credit rating is, and the potential impact is uncertain. This downgrade could materially affect global and domestic financial markets and economic conditions, which may affect our financial condition and liquidity. Our short-term investment securities are classified as “available-for-sale” and, consequently, are recorded on our condensed consolidated balance sheet at fair value.

At December 31, 2010, we held $78.7 million net of unrealized losses of $14.2 million, in auction rate securities. We classified these securities as long-term investments. We concluded that the unrealized losses were temporary because of our ability and intent to hold the auction rate securities until the fair value recovered. In May 2011, we converted $14.2 million par value of our government-guaranteed student loan auction rate securities to $14.2 million par value of government-guaranteed student loan asset-backed securities from the same issuer. As a result of the Merger Agreement more fully described in Note 16 of the consolidated condensed financial statements, which requires us, at the request of Jaguar Holdings, LLC, or Parent, to sell all or part of the asset-backed and auction rate securities at a price equal or greater than the price proposed by the Parent, we classified all of these securities as short-term investments and recorded them at an estimated fair value as of September 30, 2011. Amounts ultimately received upon sale could vary from estimated fair value; however, we do not believe the difference between the estimated fair value and the amounts ultimately received upon sale will be material. In addition, we concluded that the previously unrealized losses were other-than-temporary because we no longer had the intent to hold these securities until maturity or until their face value recovered. As a result, for the three and nine months ended September 30, 2011, we recognized other-than-temporary impairment losses of $17.7 million.

In the first nine months of 2011, our operating activities provided $150.7 million in cash as compared to $169.4 million for the same period last year. The change in operating cash flow was due primarily to a net change in operating cash receipts and payments totaling $61.7 million, a net-of-tax gain from equity investment of $9.7 million in the current period as compared to a net-of-tax loss from equity investment of $5.4 million in the nine months ended September 30, 2010, a $5.1 million decrease in deferred tax asset and a $1.5 million decrease in the provision for doubtful accounts partially offset by a $42.2 million increase in net income in the first nine months of 2011 compared to the same period of 2010, a $17.7 million increase in impairment of investments, a $2.3 million increase in equity compensation expense and a $0.4 million gain on the sale of investments in the current period as compared to a $3.3 million gain in the nine months ended September 30, 2010. The change in adjustments for accruals of expected future operating cash receipts and payments includes unearned income of $26.3 million and payables to investigators of $9.1 million. The change in adjustments to deferrals of past operating cash receipts and payments includes accounts receivable and unbilled services, net, of ($71.6) million, accrued income taxes of ($13.7) million, other assets of ($4.2) million, accounts payable, other accrued expenses and deferred rent of ($4.2) million, and prepaid expenses, other current assets and advance payments of ($3.4) million. Fluctuations in receivables and unearned income occur on a regular basis as we perform services, achieve billing criteria, send invoices to clients and collect outstanding accounts receivable. This activity varies by individual client and contract. We attempt to negotiate payment terms that provide for payment of services prior to or soon after the provision of services, but the levels of unbilled services and unearned revenue can vary significantly from period to period.

In the first nine months of 2011, our investing activities provided $13.6 million in cash. We used cash of $61.7 million for capital expenditures, $9.5 million to purchase investments and $7.6 million for advances to a related party. These amounts were offset by maturity and sale of investments of $91.8 million. Our capital expenditures in the first nine months of 2011 primarily consisted of $24.3 million for additional scientific equipment for our laboratory units, $20.0 million for various facility improvements and furnishings and $17.4 million for computer software and hardware.

In the first nine months of 2011, our financing activities used $220.1 million of cash. In the first nine months of 2011, we paid $200.0 million to repurchase common stock and $52.8 million of dividends to shareholders, which were partially offset by proceeds of $31.5 million from stock option exercises and purchases under our employee stock purchase plan.

The following table sets forth amounts from our consolidated condensed balance sheet affecting our working capital, along with the dollar amount of the change from December 31, 2010 to September 30, 2011.

(in thousands)	December 31, 2010	September 30, 2011	$ Inc (Dec)
Current assets:
Cash and cash equivalents	$479,574	$416,746	$(62,828)
Short-term investments	79,976	63,580	(16,396)
Accounts receivable and unbilled services, net	435,876	505,007	69,131
Income tax receivable	12,327	17,469	5,142
Investigator advances	16,032	13,008	(3,024)
Prepaid expenses	24,535	25,699	1,164
Deferred tax assets	30,910	41,334	10,424
Cash held in escrow	10,304	2,288	(8,016)
Other current assets	44,172	17,979	(26,193)

Total current assets	$1,133,706	$1,103,110	$(30,596)

Current liabilities:
Accounts payable	$29,858	$37,726	$7,868
Payables to investigators	56,612	65,468	8,856
Accrued income taxes	1,918	6,064	4,146
Other accrued expenses	208,128	204,936	(3,192)
Unearned income	317,191	337,086	19,895

Total current liabilities	$613,707	$651,280	$37,573

Working capital	$519,999	$451,830	$(68,169)

Working capital as of September 30, 2011 was $451.8 million, compared to $520.0 million at December 31, 2010. The decrease in working capital was due primarily to a decrease in cash and cash equivalents and short-term investments of $62.8 million and $16.4 million, respectively, related to the repurchase of additional shares of our common stock and additional losses recognized on our auction rate securities, a decrease in other assets of $26.2 million, an increase in unearned income of $19.9 million, an increase in payables to investigators of $8.9 million and an increase in accounts payable of $7.9 million, partially offset by an increase in accounts receivable and unbilled services, net of $69.1 million.

For the nine months ended September 30, 2011, DSO was 27 days, compared to 22 days for the year ended December 31, 2010. We calculate DSO by dividing accounts receivable and unbilled services less unearned income by average daily gross revenue for the applicable period. DSO will continue to fluctuate in the future depending on contract terms, the mix of contracts performed within a period, the levels of investigator advances and unearned income, and our success in collecting receivables.

In April 2011, we entered into a $50.0 million revolving line of credit facility with Barclays Bank PLC. The facility has a term of one-year and we can use borrowings for general corporate purposes. The credit facility contains customary affirmative, negative and financial covenants. Outstanding borrowings under the credit facility bear interest at an annual fluctuating rate tied to certain financial indices plus an agreed upon margin. The credit facility is currently scheduled to expire in April 2012, at which time any outstanding balance will be due. As of September 30, 2011, no borrowings were outstanding under this credit facility.

The annual cash dividend policy and the payment of future quarterly cash dividends under that policy are not guaranteed and are subject to the discretion of and continuing determination by our board of directors that the policy remains in the best interests of our shareholders and in compliance with applicable laws and agreements.

In February 2008, our Board of Directors approved a stock repurchase program authorizing us to repurchase up to $350.0 million of its common stock from time to time. In February 2011, we entered into an accelerated share repurchase, or ASR, arrangement with Barclays Capital Inc., under which we used $200.0 million of the remaining amount to repurchase additional shares of our common stock. During the first quarter of 2011, we repurchased approximately 6.5 million shares of our common stock under this arrangement for an aggregate purchase price of approximately $200.0 million. The agreement with Barclays for the ASR included a forward sale contract settlement date in December 2011, but it could be settled prior to that date. Under the terms of the forward sale contract, Barclays was required to purchase, in the open market, $200.0 million of our common stock during the term of the contract to fulfill its obligation and cover its position related to 6.5 million shares borrowed from third parties and sold to us during the first quarter of 2011 and for any additional shares payable upon settlement. The forward contract was settled in September 2011, and the Company received approximately 503,000 shares.

As of September 30, 2011, $60.7 million remained available for stock repurchases authorized by the Board of Directors. The manner of purchases, the amount we spend and the number of shares repurchased will vary based on a variety of factors including the stock price and blackout periods in which we are restricted from repurchasing shares. Our October 2, 2011 Merger Agreement with Jaguar Holdings (see Note 16 of our consolidated condensed financial statements) does not allow us to repurchase additional shares.

In 2009, we committed to invest up to $102.7 million in Celtic Therapeutics Holdings L.P., or Celtic, as a limited partner. Celtic is an investment partnership organized for the purpose of identifying, acquiring and investing in a diversified portfolio of novel therapeutic product candidates, with a focus on mid-stage compounds that have progressed through human proof of concept studies that are targeted to address unmet medical needs. As of September 30, 2011, we had a remaining commitment of $55.0 million, which we expect to fund over a period of up to four years and had an investment balance of $58.3 million.

In April 2011, we committed to invest up to $50.0 million in venBio Global Strategic Fund, L.P., or venBio, as a limited partner over the next five years. venBio invests in early stage life sciences companies. We account for this investment under the equity method of accounting because we are a limited partner and the general partner has all decision-making authority relating to investment decisions and fund operations. As such, we are deemed to lack the control of the entity required for consolidation. As of September 30, 2011, we had a remaining commitment of $49.8 million.

As of September 30, 2011, we had commitments to invest up to an aggregate additional $8.6 million in several venture capital funds and $0.8 million in other cost method investments. For further details, see Note 3 of our consolidated condensed financial statements.

In 2010, we entered into a non-revolving line of credit agreement to loan Celtic Pharma Development Services Bermuda Ltd., a subsidiary of Celtic Pharmaceutical Holdings L.P., up to $18.0 million to finance trade payables in connection with a specified drug candidate. Celtic Pharma Development Services Bermuda Ltd. has appointed us to conduct certain clinical studies on the drug candidate. Principal and interest are due and payable no later than June 30, 2013 and are secured by a guarantee of an affiliate of the borrower. As of September 30, 2011, we had advanced $16.8 million to the borrower.

As of September 30, 2011, our total gross unrecognized tax benefits were $29.4 million, of which $16.9 million, if recognized, would reduce our effective tax rate. We believe that it is reasonably possible that the total amount of unrecognized tax benefits could decrease up to $5.7 million within the next twelve months due to the settlement of audits and the expiration of statutes of limitations.

Our policy for recording interest and penalties associated with tax audits is to record them as a component of provision for income taxes. As of September 30, 2011, we accrued $4.1 million of interest and $0.9 million of penalties with respect to uncertain tax positions. To the extent interest and penalties are not assessed with respect to uncertain tax positions, we will reduce amounts accrued and reflect them as a reduction of the overall income tax provision.

We are subject to examination for the tax years between 2007 and 2011 in our primary tax jurisdictions and several of our foreign and state income tax returns are under examination by taxing authorities. We do not believe that the outcome of any examination will have a material impact on our financial condition or results of operations.

Under most of our agreements for services, we typically agree to indemnify and defend the sponsor against third-party claims based on our negligence or willful misconduct. Any successful claims could have a material adverse effect on our financial condition, results of operations or cash flows.

We expect to continue expanding our operations through internal growth, strategic acquisitions and investments. We expect to fund these activities and future cash dividends from existing cash, cash flows from operations and, if necessary or appropriate, borrowings under credit facilities. We believe that these sources of liquidity will be sufficient to fund our operations, dividends and stock repurchases for the foreseeable future. From time to time, we evaluate potential acquisitions, investments and other growth and strategic opportunities that might require additional external financing, and we might seek funds from public or private issuances of equity or debt securities. While we believe we have sufficient liquidity to fund our operations for the foreseeable future, our sources of liquidity and ability to pay any dividends or repurchase our stock could be affected by current and anticipated difficult economic conditions; our dependence on a small number of industries and clients; compliance with regulations; reliance on key personnel; breach of contract, personal injury or other tort claims; international risks; environmental or intellectual property claims; or other factors described below under “Potential Liability and Insurance”, “Potential Volatility of Quarterly Operating Results and Stock Price” and “Quantitative and Qualitative Disclosures about Market Risk”. In addition, see “Risk Factors,” “Contractual Obligations” and “Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2010.

Off-Balance Sheet Arrangements

From time to time, we cause letters of credit to be issued to provide credit support for guarantees, contractual commitments and insurance policies. The fair values of the letters of credit reflect the amount of the underlying obligation and are subject to fees payable to the issuers of the letters of credit competitively determined in the marketplace. As of September 30, 2011, we had four letters of credit outstanding for a total of $1.8 million. We have no other off-balance sheet arrangements except for operating leases entered into in the normal course of business.

Contractual Obligations

Other than the financial advisor fee in connection with the merger of approximately $22.5 million which is contingent upon the closing of the merger and the potential termination fee of $58.1 million or $116.2 million, depending on the basis of the termination, if the Merger Agreement is terminated, there have been no significant changes to the Contractual Obligation table included in our Annual Report on Form 10-K for the year ended December 31, 2010.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America, or U.S. GAAP, requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. We discussed those estimates that we believe are critical and require the use of complex judgment in their application in our Annual Report on Form 10-K for the year ended December 31, 2010. Other than the adoption of the new accounting standard related to accounting for revenue arrangements with multiple deliverables and milestone payments, which requires additional disclosures, there were no material changes to our critical accounting policies and estimates in the first nine months of 2011. For detailed information on our critical accounting policies and estimates, see our Annual Report on Form 10-K for the year ended December 31, 2010.

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

In September 2011, the FASB issued an accounting standards update that amends the two-step goodwill impairment test by permitting an entity to first assess qualitative factors in determining whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If the entity determines that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step goodwill impairment test is unnecessary. The amendment is effective for fiscal years and interim periods beginning on or after December 15, 2011 on a prospective basis. We do not believe the adoption of this guidance will have an impact on our consolidated condensed financial statements.

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

In April 2011, the FASB issued an accounting standard update clarifying the guidance as to whether a restructuring of accounts receivable constitutes a troubled debt restructuring. The guidance applies to modifications of receivables when a debtor is experiencing financial difficulties. The updated guidance was effective on July 1, 2011 on a retrospective basis to January 1, 2011. The adoption of this standard did not have a material impact on our consolidated condensed financial statements because we did not modify any of our receivables.

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

Potential Volatility of Quarterly Operating Results and Stock Price

Our quarterly and annual operating results have fluctuated in the past, and we expect that they will continue to fluctuate in the future. Factors that could cause these fluctuations to occur include:

•	general economic risks, including from the U.S. debt downgrade and the ongoing European sovereign debt crisis;

•	the timing of and potential closing of, or failure to close, the merger transaction with The Carlyle Group and Hellman & Friedman LLC;

•	the timing and level of new business authorizations;

•	project cancellations;

•	the timing of the initiation and progress of significant projects;

•	our dependence on a small number of industries and clients;

•	our ability to properly manage our growth or contraction in our business;

•	our ability to recruit and retain experienced personnel;

•	the timing and amount of costs associated with integrating acquisitions;

•	the timing and extent of new government regulations;

•	impairment of investments or intangible assets;

•	variability of equity method investments;

•	litigation costs;

•	the timing of the opening of new offices;

•	the timing of other internal expansion costs;

•	exchange rate fluctuations between periods;

•	the mix of products and services sold in a particular period;

•	pricing pressure in the market for our services;

•	rapid technological change;

•	the timing and amount of start-up costs incurred in connection with the introduction of new products and services; and

•	intellectual property risks.

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

We are exposed to foreign currency risk by virtue of our international operations. We derived 42.6% and 44.4% of our net revenue for the three months ended September 30, 2010 and 2011, respectively, from operations outside the United States. We generally reinvest funds generated by each subsidiary in the country where they are earned. Accordingly, we are exposed to adverse movements in foreign currencies, predominately in the pound sterling, euro, Brazilian real and Argentina peso.

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

We also have currency risk resulting from the passage of time between the recognition of revenue, invoicing of clients under contracts and the collection of client payments against those invoices. If a contract is denominated in a currency other than the subsidiary’s local currency, we recognize an unbilled receivable at the time of revenue recognition and a receivable at the time of invoicing for the local currency equivalent of the foreign currency invoice amount. Changes in exchange rates from the time we recognize revenue until the time the client pays will result in our receiving either more or less in local currency than the amount that was originally invoiced. We recognize this difference as a foreign currency transaction gain or loss, as applicable, and report it in other income, net. If the exchange rate on accounts receivable balances denominated in pounds sterling and euros had increased by 10%, our foreign currency transaction loss would have increased by $4.7 million at September 30, 2011.

Our strategy for managing foreign currency risk relies primarily on receiving payment in the same currency used to pay expenses and other non-derivative hedging strategies. From time to time, we also enter into foreign currency hedging activities in an effort to manage our potential foreign exchange exposure. If the U.S. dollar had weakened an additional 10% relative to the pound sterling, euro, Brazilian real and Argentina peso in the third quarter of 2011, income from continuing operations, including the impact of hedging, would have been approximately $0.6 million lower for the quarter based on revenues and the costs related to our foreign operations. From time to time, we also enter into foreign currency hedging activities in an effort to manage our potential foreign exchange exposure. We have entered into hedges designed to cover a significant portion of our foreign currency exposure for 2011.

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

We are exposed to changes in interest rates on our cash, cash equivalents, investments and advances to and lines of credit with related parties. We invest our cash and investments in financial instruments with interest rates based on market conditions. If the interest rates on cash, cash equivalents and investments decreased by 10%, our interest income would have decreased by approximately $0.1 million in the third quarter of 2011.

We are also exposed to market risk related to our investments in auction rate securities. For further details, see “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” on our Form 10-K.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

Disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) are designed only to provide reasonable assurance that information to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that the information is accumulated and communicated to management to allow timely decisions regarding required disclosure. As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report to provide the reasonable assurance discussed above.

Internal Control Over Financial Reporting

No change to our internal control over financial reporting occurred during the third quarter of 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1. Legal Proceedings

In connection with the merger, five putative shareholder class action lawsuits have been filed in The General Court of Justice, Superior Court Division of New Hanover County, in Wilmington, North Carolina seeking damages in unspecified amounts and injunctive relief. The first, styled Hilary Coyne v. Pharmaceutical Product Development, Inc., et al., No. 11 CVS 4186 was filed on October 5, 2011 against the Company, each member of the Company’s board of directors, Carlyle Partners V, LP and The Carlyle Group, LP (collectively “Carlyle”), and Hellman & Friedman LLC and Hellman & Friedman Capital Partners VII, LP (collectively “H&F”), asserting that the members of our board of directors breached their fiduciary duties and asserting that the Company, Carlyle and H&F aided and abetted the alleged breaches of fiduciary duties. The second lawsuit, styled The Edward J. Goodman Life Income Trust et al. v. Pharmaceutical Product Development, Inc., et al., No. 11 CVS 4252, was filed on October 10, 2011 against the Company, each member of the Company’s board of directors, Carlyle and H&F asserting that the members of our board of directors breached their fiduciary duties and asserting that the Company, Carlyle and H&F aided and abetted the alleged breaches of fiduciary duties. The third, fourth and fifth lawsuits, styled York County Employees’ Retirement Board v. Pharmaceutical Product Development, Inc., et al., No. 11 CVS 4331, Harold Litwin v. Pharmaceutical Product Development, Inc., et al., No. 11 CVS 4333, and Judah Neiditch v. Pharmaceutical Product Development, Inc., et al., No. 11 CVS 4334, were each filed on October 17, 2011 against the Company, each member of the Company’s board of directors, Carlyle and H&F, asserting that the members of our board of directors breached their fiduciary duties and asserting that the Company, Carlyle and H&F aided and abetted the alleged breaches of fiduciary duties. Certain of these actions also allege that the disclosures made in the Company’s proxy statement are deficient. These cases have been designated as Mandatory Complex Business Cases pursuant to N.C. Gen. Stat. § 7A-45.4 and transferred to the North Carolina Business Court, where each is assigned to North Carolina Business Court Judge James L. Gale.

On October 11, 2011, another putative shareholder class action lawsuit relating to the merger was filed against us and our board of directors in the United States District Court for the Eastern District of North Carolina, styled Mark Hendriks v. Pharmaceutical Product Development, Inc., et al., Case 4:11-cv-00176-BO and alleging that members of our board of directors breached their fiduciary duties in connection with the transaction. The lawsuit was amended on October 18, 2011 to seek a preliminary injunction against the merger, add Carlyle and H&F as defendants, assert claims against the individual defendants and the Company for violation of §§ 14(a) and 20(a) of the Securities Exchange Act of 1934, add a claim against the Company, Carlyle and H&F for aiding and abetting the alleged breaches of fiduciary duties, and raise additional allegations purportedly in support of the breach of fiduciary duty claims.

Additional similar lawsuits might arise. The Company and its board of directors believe these lawsuits are without merit and intend to vigorously defend them.

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

As of December 31, 2010, $260.7 million remained available under the stock repurchase program. In February 2011, the Company entered into an accelerated share arrangement with Barclays Capital Inc., as agent for Barclays Bank PLC, pursuant to which the Company paid $200.0 million from cash on hand to Barclays to repurchase outstanding shares of the Company’s common stock. The accelerated share arrangement was settled on September 26, 2011. The following table summarizes the Company’s repurchases for the three months ended September 30, 2011:

	Total Number of Shares Purchased		Average Price Paid Per Share		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)		Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs(1)
Period

July 1, 2011 to July 31, 2011	—		$—		—		$60,700,000
August 1, 2011 to August 31, 2011	—		—		—		60,700,000
September 1, 2011 to September 30, 2011	502,526	(2)	28.70	(2)	502,526	(2)	60,700,000

Total	502,526		$28.70		502,526		$60,700,000

(1)

On February 14, 2011, the Company announced that it entered into an accelerated share repurchase arrangement under which the Company committed to repurchase $200.0 million of its common stock. The $200.0 million was delivered to Barclays in February 2011, and the initial shares were repurchased by the Company in February and March 2011.

(2)

On September 26, 2011, the Company settled the accelerated share repurchase arrangement with Barclays and received additional shares for no additional consideration. The average price per share represents the final volume weighted average price paid by Barclays to obtain the shares it borrowed and delivered to the Company in the first quarter of 2011.

Item 6.	Exhibits

(a)	Exhibits

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of The Sarbanes- Oxley Act of 2002 – Chief Executive Officer

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of The Sarbanes- Oxley Act of 2002 – Chief Financial Officer

10.162	Severance Agreement dated January 1, 2001, between Pharmaceutical Product Development, Inc. and various individuals.

10.280	Thirteenth Amendment dated September 29, 2011, to Lease Agreement, dated April 30, 2001, by and between Greenway Office Center L.L.C. and PPD Development, LP.

10.281	Employment agreement, effective September 16, 2011, between Pharmaceutical Product Development, Inc. and Raymond H. Hill

10.282	Severance agreement, effective September 16, 2011, between Pharmaceutical Product Development, Inc. and Raymond H. Hill

101	Financials provided in XBRL format

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PHARMACEUTICAL PRODUCT DEVELOPMENT, INC.
(Registrant)

By	/s/ Raymond H. Hill
Chief Executive Officer
(Principal Executive Officer)

By	/s/ Daniel G. Darazsdi
Chief Financial Officer
(Principal Financial Officer)

By	/s/ Peter Wilkinson
Chief Accounting Officer
(Principal Accounting Officer)

Date: November 2, 2011